Form 10-Q
period 2000-03-31
BERKSHIRE HILLS BANCORP INC
filed 2000-06-23
CIK 1108134

                              UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 1-15781


                         BERKSHIRE HILLS BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                             04-3510455
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

24 North Street, Pittsfield, Massachusetts                                01201
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (413) 443-5601
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changes since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had no shares of common stock, par value $0.01 per share, outstanding as of June 23, 2000.

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

      Berkshire Hills Bancorp, Inc. (the "Company") is a recently formed holding company, formed for the purpose of acquiring all of the common stock of Berkshire Bank (the "Bank") concurrent with the conversion of Berkshire Bancorp, the mutual holding company of the Bank, from the mutual to stock form of organization. At this time and until the conversion is complete, Berkshire Hills Bancorp, Inc. is a noncapitalized shell corporation with no business activities. The financial statements of Berkshire Hills Bancorp, Inc., which are set forth after Item 3 below, reflect such status. For a further discussion of Berkshire Hills Bancorp, Inc.'s formation and intended operations see "Business of Berkshire Hills" in the Company's 424(b)(3) Prospectus (the "Prospectus") as filed on May 26, 2000. Such description of Berkshire Hills Bancorp, Inc. is incorporated herein by reference and attached hereto as Exhibit 99.1. Additionally, the "Recent Developments" section on pages 16 through 19 of the Prospectus is incorporated herein by reference and attached hereto as Exhibit
99.2. Such Recent Developments section presents financial information regarding the Bank for the three months ended and at March 31, 2000, including a "Management's Discussion and Analysis of Recent Developments." Upon completion of its conversion, the Bank will become the wholly-owned subsidiary of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

             See Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------
         Market Risk.
         -----------

         See Item 1.

                        BERKSHIRE HILLS BANCORP, INC.
                            STATEMENTS OF CONDITION


                                             At March 31,        At December 31,
                                                 2000                  1999
                                           ----------------      ---------------

Assets...............................            $ --                   NA
Expenses.............................            $ --                   NA
See accompanying notes to financial statements.


                           STATEMENTS OF OPERATIONS



                                                       For the Three Months
                                                       Ended March 31, 2000
                                                      ----------------------

Income...............................                       $     --
Expenses.............................                       $     --
      Net income.....................                       $     --
See accompanying notes to financial statements.


                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                For the Three Months Ended March 31, 2000
                          ------------------------------------------------------
                                         Additional
                              Common      Paid-in      Retained
                              Stock       Capital      Earnings      Total
                            ----------   ----------    --------    ----------

Balance December 31, 1999..    $ --        $ --         $ --         $ --
Balance March 31, 2000.....    $ --        $ --         $ --         $ --

See accompanying notes to financial statements.


                      STATEMENTS OF CHANGES IN CASH FLOW


                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                2000                  1999
                                            ------------          ------------

Funds provided............................      $ --                   NA
Funds used................................      $ --                   NA
See accompanying notes to financial statements.

                         BERKSHIRE HILLS BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   General
     -------

     Berkshire Hills Bancorp, Inc. is a recently formed holding company formed for the purpose of acquiring all of the common stock of Berkshire Bank concurrent with the conversion of Berkshire Bancorp, the mutual holding company of the Bank, from the mutual to the stock form of organization. At March 31, 2000, Berkshire Hills Bancorp, Inc. was a shell corporation with no business activities and no assets.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
         -------------------------------------------------------------

         Exhibit 27.0      Financial Data Schedule
         Exhibit 99.1      Berkshire Hills Bancorp, Inc.
         Exhibit 99.2 Financial Information for the Three Months Ended March 31, 2000

                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BERKSHIRE HILLS BANCORP, INC.


Date: June 22, 2000                 By:   /s/ James A. Cunningham, Jr.
                                          -----------------------------
                                          James A. Cunningham, Jr.
                                          President and Chief Executive Officer


Date: June 22, 2000                 By:   /s/ Charles F. Plungis, Jr.
                                          -----------------------------------
                                          Charles F. Plungis, Jr.
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer