Form 10-Q
period 2000-06-30
BERKSHIRE HILLS BANCORP INC
filed 2000-08-11
CIK 1108134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-15781

                          BERKSHIRE HILLS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              04-3510455
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [_]
                                          (2) Yes [_] No [X]

         The Issuer had 7,673,761 shares of common stock, par value $0.01 per share, outstanding as of August 10, 2000.

                         BERKSHIRE HILLS BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                                    Page
                                                                                                                    ----
PART I.        FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of
           June 30, 2000 and December 31, 1999..................................................................     1

           Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 2000 and 1999..................................................................     2

           Consolidated Statements of Changes in Stockholder's Equity
           for the Six Months Ended June 30, 2000 and 1999......................................................     3

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2000 and 1999..............................................................     4

           Notes to Consolidated Financial Statements...........................................................     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................................................     7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................................    16

PART II:       OTHER INFORMATION

Item 1.    Legal Proceedings....................................................................................    18
Item 2.    Changes in Securities and Use of Proceeds............................................................    18
Item 3.    Defaults Upon Senior Securities......................................................................    18
Item 4.    Submission of Matters to a Vote of Security Holders..................................................    18
Item 5.    Other Information....................................................................................    18
Item 6.    Exhibits and Reports on Form 8-K.....................................................................    19

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
           --------------------

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    Unaudited
                                                                                     June 30,          December 31,
                                                                                       2000               1999
                                                                                    ------------      --------------
                                                                                            (In thousands)
Assets:
   Cash and due from banks..................................................            $26,307             $23,301
   Interest-bearing balances................................................             22,696               1,341
                                                                                     ----------         -----------
      Total cash and cash equivalents.......................................             49,003              24,642

   Securities available for sale at fair value..............................            119,210              93,084
   Securities held to maturity, at amortized cost...........................             28,090              17,014
   Federal Home Loan Bank Stock, at cost....................................              5,297               3,843
   Savings Bank Life Insurance Stock, at cost...............................              2,043               2,043

   Loans....................................................................            753,109             674,088
   Allowance for loan losses................................................             (9,727)             (8,534)
                                                                                     ----------         -----------
      Net loans.............................................................            743,382             665,554

   Banking premises and equipment, net......................................             12,248              11,531
   Foreclosed real estate...................................................                 20                 220
   Accrued interest receivable..............................................              5,663               4,910
   Goodwill.................................................................              6,534               6,809
   Other assets.............................................................             14,308              12,001
                                                                                     ----------         -----------
      Total assets..........................................................           $985,798            $841,651
                                                                                     ==========         ===========

Liabilities and Stockholders' Equity:
   Deposits.................................................................           $730,706            $680,767
   Federal Home Loan Bank advances..........................................             94,754              58,928
   Securities sold under agreements to repurchase...........................              1,440               1,120
   Net deferred tax liability...............................................                565               6,073
   Accrued expenses and other liabilities...................................              6,534               6,411
                                                                                     ----------         -----------
      Total liabilities.....................................................            834,090             753,299
   Stockholders' equity:
      Preferred stock ($.01 par value; 1,000,000 shares authorized;
         none issued or outstanding)........................................                 --                  --
      Common stock ($.01 par value:  26,000,000 shares authorized;
         7,673,761 shares issued and outstanding in 2000....................                 77                  --
      Additional paid-in capital............................................             74,057                  --
      Unearned compensation - ESOP..........................................            (6,139)                  --
      Retained earnings.....................................................             70,305              70,679
      Accumulated other comprehensive income................................             13,408              17,673
                                                                                     ----------         -----------
         Total stockholders' equity.........................................            151,708              88,352
                                                                                     ----------         -----------
Total liabilities and stockholders' equity..................................           $985,798            $841,651
                                                                                     ==========         ===========

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     Unaudited                    Unaudited
                                                                 Six Months Ended            Three Months Ended
                                                                     June 30,                     June 30,
                                                              ------------------------    --------------------------
                                                                 2000         1999           2000           1999
                                                              -----------   ----------    -----------    -----------
                                                                                 (In thousands)
Interest and Dividend Income:
   Bond interest.........................................     $    2,467    $   2,107     $    1,305     $    1,006
   Stock dividends.......................................            688          539            370            255
   Short term investment interest........................            182          146            130             55
   Loan interest.........................................         29,352       25,339         15,338         12,897
                                                              ----------    ---------     ----------     ----------
Total interest and dividend income.......................         32,689       28,131         17,143         14,213
                                                              ----------    ---------     ----------     ----------

Interest expense:
   Interest on deposits..................................         13,052       11,629          6,732          5,819
   Interest on FHLB advances.............................          2,512          967          1,502            587
   Interest on securities sold under agreements
      to repurchase......................................             30          186             16             80
                                                              ----------    ---------     ----------     ----------
Total interest expense...................................         15,594       12,782          8,250          6,486
                                                              ----------    ---------     ----------     ----------

Net interest income......................................         17,095       15,349          8,893          7,727

Provision for loan losses................................          1,620        1,350            810            675
                                                              ----------    ---------     ----------     ----------
Net interest income, after provision for loan losses.....         15,475       13,999          8,083          7,052
                                                              ----------    ---------     ----------     ----------

Non-interest income:
   Customer service fees.................................            795          676            459            429
   Trust department fees.................................            826          718            287            344
   Loan fees.............................................            405           88            187             40
   Gain or (loss) on sale of securities..................            221          559            (12)            36
   Other income..........................................             96          169             44             36
                                                              ----------    ---------     ----------     ----------
      Total non-interest income..........................          2,343        2,210            965            885
                                                              ----------    ---------     ----------     ----------

Operating expenses:
   Salaries and benefits.................................          6,798        6,466          3,363          3,290
   Occupancy and equipment...............................          2,181        2,060          1,083          1,031
   Marketing and advertising.............................            199          251            120            135
   Data processing.......................................            694          755            350            281
   Professional services.................................            242          408             96            308
   Office supplies.......................................            433          362            159            152
   OREO expenses.........................................             95            8             37              5
   Loan expenses.........................................            407          223            200            124
   Amortization of goodwill..............................            274          274            137            137
   Contributions.........................................          5,684           --          5,684             --
   Other expenses........................................          1,378        1,249            725            667
                                                              ----------    ---------     ----------     ----------
      Total operating expenses...........................         18,385       12,056         11,954          6,130
                                                              ----------    ---------     ----------     ----------

Income (loss) before taxes...............................          (567)        4,153        (2,906)          1,807
   Income tax expense (benefit)..........................          (193)        1,088          (975)            473
                                                              ----------    ---------     ----------     ----------
Net income (loss)........................................     $    (374)       $3,065       $(1,931)         $1,334
                                                              ==========     ========      =========      =========

See accompanying notes to unaudited consolidated financial statements.

                BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   UNAUDITED
                                (In Thousands)

                                                                                                           Accumulated
                                                                       Additional                             Other
                                                              Common    Paid-in     Unearned    Retained  Comprehensive
                                                               Stock    Capital   Compensation  Earnings     Income        Total
                                                              -------- ---------- ------------- --------- -------------- -----------
Balance at December 31, 1999.............................      $   --    $    --      $     --   $70,679       $ 17,673   $  88,352

Comprehensive income (loss):
   Net loss..............................................          --         --            --      (374)            --        (374)
   Change in net unrealized gain on
      securities available for sale, net of                                                           --
      reclassification adjustment and
      tax effects........................................          --         --            --        --         (4,265)     (4,265)
                                                              -------  ---------      --------   -------        -------   ---------
         Total comprehensive (loss)......................          --         --            --        --             --      (4,639)

Issuance of common stock in
   connection with conversion from
   mutual to stock-owned bank
   holding company.......................................          77     74,057            --        --             --      74,134
Change in unearned compensation..........................          --         --        (6,139)       --             --      (6,139)

                                                              -------  ---------      --------   -------        -------   ---------
Balance at June 30, 2000.................................      $   77    $74,057      $ (6,139)  $70,305        $13,408   $ 151,708
                                                              =======  =========      ========   =======        =======   =========

Balance at December 31, 1998.............................      $   --    $    --      $     --   $65,056        $19,145     $84,201

Comprehensive income:
   Net income............................................          --         --            --     3,065             --       3,065
   Change in net unrealized gain on
      securities available for sale, net of
      reclassification adjustment and
      tax effects........................................          --         --            --        --           (341)       (341)
                                                              -------  ---------      --------   -------        -------   ---------
         Total comprehensive income......................          --         --            --        --             --       2,724
                                                              -------  ---------      --------   -------        -------   ---------

Balance at June 30, 1999.................................      $   --    $    --      $     --   $68,121        $18,804   $  86,925
                                                              =======  =========      ========   =======        =======   =========

See accompanying notes to unaudited consolidated financial statements.

                BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Unaudited
                                                                                               Six Months Ended June 30,
                                                                                            --------------------------------
                                                                                               2000               1999
                                                                                            ------------      --------------
                                                                                                    (In thousands)
Cash flows from operating activities:
   Net income (loss).....................................................................     $    (374)         $   3,065
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for loan losses..........................................................         1,620              1,350
      Net amortization of securities.....................................................           136                155
      Charitable contribution in the form of equity securities...........................         5,684                 --
      Depreciation and amortization expense..............................................           892                870
      Amortization of goodwill...........................................................           274                274
      Gain on sales of securities, net...................................................          (221)              (559)
      Losses (gains) on foreclosed real estate, net......................................            36                 (1)
      Loss on sale of equipment..........................................................            18                 --
      Deferred tax provision (benefit)...................................................        (3,125)              (233)
      Loans originated for sale..........................................................        (8,250)            (6,157)
      Principal balance of loans sold....................................................         8,250              6,157
      Changes in operating assets and liabilities:
         Accrued interest receivable and other assets....................................        (3,059)               (38)
         Accrued expenses and other liabilities..........................................           123              1,124
                                                                                              ---------          ---------
            Net cash provided by operating activities....................................         2,004              6,007

Cash flows from investing activities:
   Activity in available-for-sale securities:
      Sales..............................................................................     $  10,443          $   1,094
      Maturities.........................................................................        22,041              8,077
      Principal payments.................................................................         4,213             15,522
      Purchases..........................................................................       (69,288)           (26,484)
   Activity in held-to-maturity securities:
      Maturities.........................................................................         4,480              3,440
      Principal payments.................................................................         3,937             12,187
      Purchases..........................................................................       (19,500)            (5,063)
   Purchase of Federal Home Loan Bank stock..............................................        (1,454)              (566)
   Loan originations, net of principal payments..........................................       (79,448)           (50,681)
   Additions to banking premises and equipment...........................................        (1,630)            (1,971)
   Proceeds from sales of foreclosed real estate.........................................           164                169
   Proceeds from sale of equipment.......................................................             3                 --
   Loan to fund employee stock plan......................................................        (6,139)                --
                                                                                              ---------          ---------
         Net cash used in investing activities...........................................     $(132,178)         $ (44,276)
                                           (Continued)

See accompanying notes to unaudited consolidated financial statements.

                BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Unaudited
                                                                                        Six Months Ended June 30,
                                                                                      ------------------------------
                                                                                         2000               1999
                                                                                      ------------       -----------
                                                                                             (In thousands)
Cash flows from financing activities:
   Net increase in deposits.........................................................         $  49,939    $   4,234
   Net increase (decrease) in securities sold under agreements to purchase..........               320       (1,140)
   Proceeds from Federal Home Loan Bank advances with maturities in excess of
      three months..................................................................            74,000       21,000
   Repayments of Federal Home Loan Bank advances with maturities in excess of
      three months..................................................................           (38,174)      (3,264)
   Proceeds of borrowings with maturities of three months or less...................                --       11,104
   Net proceeds from initial public offering........................................            68,450           --
                                                                                             ---------     --------
         Net cash provided by financing activities..................................         $ 154,535    $  31,934
                                                                                             ---------     --------

Net change in cash and cash equivalents.............................................            24,361       (6,335)

Cash and cash equivalents at beginning of period....................................            24,642       26,675
                                                                                             ---------    ---------

Cash and cash equivalents at end of period..........................................         $  49,003    $  20,340
                                                                                             =========    =========

Supplemental cash flow information:
   Interest paid on deposits........................................................         $  13,022    $  11,590
   Interest paid on borrowed funds..................................................             2,353        1,153
   Income taxes paid................................................................             3,177          992
   Transfers from loans to foreclosed real estate...................................                --          106

See accompanying notes to unaudited consolidated financial statements.

                BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.   BASIS OF PRESENTATION
-------------------------------

The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Berkshire Bank (the "Bank") and Berkshire Hills Funding Corporation herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's initial public offering prospectus dated May 12, 2000. The consolidated financial information at June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods according to generally accepted accounting principles. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

NOTE 2.   COMMITMENTS
---------------------

At June 30, 2000, the Company had outstanding commitments to originate new residential and commercial loans totaling $33.9 million which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $37.2 million while unadvanced commercial lines, including unadvanced construction loan funds, totaled $63.9 million.

NOTE 3.   EARNINGS PER SHARE
----------------------------

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential diluted shares, such as stock options or restricted stock, had been issued. At June 30, 2000, the Company had no outstanding diluted securities. Earnings per share data is not presented in these financial statements for the three and six months ended June 30, 2000 and June 30, 1999, since shares of common stock were not issued until June 27, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations.
         ----------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2000 and 1999, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward Looking Statements

         This report contains forward looking statements that are based on assumptions and describe future plans, strategies, and expectations of Berkshire Hills. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Berkshire Hills' ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Berkshire Hills does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

         Berkshire Hills Bancorp, Inc. (the "Company") is a Delaware corporation and the holding company for Berkshire Bank (the "Bank"), a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks. With eleven branch offices serving communities throughout Berkshire County, Berkshire Bank is the largest banking institution based in Western Massachusetts.

         On June 27, 2000, Berkshire Hills Bancorp, Inc. sold 7,105,334 shares of common stock for $71,053,340. At that time, 568,427 shares of stock were donated to Berkshire Hills Foundation. This is the Company's first quarterly report of operations since converting to a stock form of ownership. The following is management's discussion of the financial condition and results of operations on a consolidated basis for Berkshire Hills Bancorp, Inc. at June 30, 2000 and for the three and six month periods ending June 30, 2000 and 1999. Due to the timing of the conversion, earnings per share figures are not presented.

         The Company has $985.8 million in assets at June 30, 2000 and has grown $144.1 million since December 31, 1999. Berkshire Bank has always been a leading lender in the communities it serves and, as a result, loans predominate the balance sheet. Berkshire Bank makes not only residential mortgage loans, but also, various types of commercial loans, and consumer loans including indirect auto loans. The loan portfolio comprises 76.4 percent of the Company's assets at June 30, 2000.

         In conjunction with the stock conversion, the Company established Berkshire Hills Foundation, a charitable foundation and funded it with a $5.7 million donation of the Company's common stock. As a result of this donation, the Company experienced a net loss of $1.9 million and $374,000 for the three and six months ending June 30, 2000, respectively. For the same time periods in 1999, the Company had net income of $1.3 million and $3.1 million, respectively.

         A more detailed discussion of the Company's results follows.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

         Total assets at June 30, 2000 were $985.8 million, an increase of $144.1 million, or 17.1 percent, from $841.7 million at December 31, 1999. Loans increased $79.0 million, or 11.7 percent, to $753.1 million from $674.1 million six months ago. The Company also completed its initial public offering at the end of June and received approximately $68 million in new capital after funding the Company's Employee Stock Ownership Plan in the amount of $6.1 million. Investment securities and interest bearing balances increased to $177.3 million on June 30, 2000 from $117.3 million on December 31, 1999 as proceeds from the offering were initially invested in short term obligations.

Loans

         The first six months of 2000 has been a period of robust lending activity for the Company. Total loans outstanding increased $79.0 million, or
11.7 percent, from year end levels with the automobile portfolio growing $49.5 million, or 30.0 percent, over the first six months of the year. In spite of this year's rise in interest rates, consumer demand for auto loans did not slacken.

                                                             June 30, 2000                  December 31, 1999
                                                     ------------------------------   ------------------------------

                                                                        Percent                          Percent
                                                        Balance         of Total       Balance          of Total
                                                     --------------   -------------   -------------   --------------
                                                                         (Dollars in thousands)

Mortgage loans on real estate:
   Residential one- to four-family..................      $254,563           33.81%       $245,315            36.39%
   Commercial.......................................        59,093            7.85          46,514             6.89
   Construction.....................................         7,988            1.06          12,534             1.86
   Multi-family.....................................        15,454            2.05          14,793             2.20
                                                        ----------       ---------      ----------      -----------
      Total real estate loans.......................       337,188           44.77         319,156            47.34

Commercial loans....................................       154,026           20.44         146,196            21.69

Consumer loans:
   Automobile.......................................       214,357           28.47         164,862            24.46
   Home Equity Loans................................        34,015            4.52          33,168             4.92
   Other............................................        13,523            1.80          10,706             1.59
                                                        ----------       ---------      ----------      -----------
      Total consumer loans..........................       261,895           34.79         208,736            30.97
                                                        ----------       ---------      ----------      -----------
Total loans.........................................       753,109          100.00%        674,088           100.00%
                                                                         =========                      ===========

Less:  Allowance for loan losses....................        (9,727)                         (8,534)
                                                         ---------                      ----------
      Loans, net....................................      $743,382                        $665,554
                                                         =========                      ==========

         Commercial loans, including multi-family, construction, and other commercial mortgages, rose $16.5 million, or 7.5 percent, to $236.6 million over the first six months of 2000. Commercial mortgages and commercial loans showed the greatest gains and are reflective of a favorable local economy. Residential mortgage originations typically slow during the winter months and pick up during the summer months. This year was somewhat of an exception as mortgage activity was quite strong at the end of the first quarter, possibly because borrowers may have been trying to lock in favorable rates in anticipation of future rate increases. Residential mortgages grew by $9.3 million, or 3.8 percent, to $254.7 million at June 30, 2000 despite a very competitive lending environment.

Allowance for Loan Losses

         All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions in an amount considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on June 30, 2000, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

         On June 30, 2000, the allowance for loan losses totaled $9.7 million, or 1.29 percent, of total loans as compared to $8.5 million, or 1.27 percent, of total loans on December 31, 1999. Even though the overall loan portfolio is much larger, because of a strong local economy, charged-off loans totaled $630,000 through June 30, 2000 and represented a decline of 44.4 percent from last year's $1.1 million. Continued diligent collection efforts have led to $203,000 of recoveries this year as compared to $234,000 last year. On June 30, 2000, the allowance expressed as a percent of nonperforming loans was 461.7 percent while on December 31, 1999, it was 300.4 percent.

                                                                                             At and for the
                                                                                             Six Months Ended
                                                                                        ----------------------------
                                                                                          June 30,       June 30,
                                                                                            2000           1999
                                                                                        -------------  -------------
                                                                                            (Dollars in thousands)
Allowance for loan losses, beginning of period......................................          $8,534         $7,589

Charged-off loans:
   Real estate......................................................................              --             81
   Consumer.........................................................................             504            247
   Commercial.......................................................................             126            806
                                                                                            --------       --------
      Total charged-off loans.......................................................             630          1,134

Recoveries:
   Real estate......................................................................              46             16
   Consumer.........................................................................             119             75
   Commercial.......................................................................              38            143
                                                                                            --------       --------
      Total recoveries..............................................................             203            234

Provision...........................................................................           1,620          1,350
                                                                                            --------       --------

Allowance for loan losses, end of period............................................          $9,727         $8,039
                                                                                             =======        =======

Net loans charged-off to average interest-earning loans.............................           0.06%          0.14%
Allowance of loan losses to total loans.............................................           1.29%          1.22%
Allowance for loan losses to nonperforming loans....................................         461.65%        202.60%
Recoveries to charge-offs...........................................................          32.22%         20.63%

Nonperforming Assets

         The following table sets forth information regarding nonperforming assets as of June 30, 2000 and December 31, 1999.



                                                                                             June 30,      December 31,
                                                                                               2000            1999
                                                                                             ------------ ---------------
                                                                                               (Dollars in thousands)
Nonaccruing loans:
   Real estate:
      One- to four-family............................................................              $ 329           $ 450
      Commercial.....................................................................                 --              --
   Home equity.......................................................................                 --              --
   Consumer..........................................................................                795             819
   Commercial........................................................................                983           1,527
                                                                                               ---------       ---------
      Total..........................................................................              2,107           2,841

Other real estate owned..............................................................                 20             220
                                                                                               ---------       ---------

Total nonperforming assets...........................................................             $2,127          $3,061
                                                                                               =========        ========

 Total nonperforming loans to total loans............................................              0.28%           0.42%

Total nonperforming assets to total assets...........................................              0.22%           0.36%

         Generally, the Company ceases accruing interest on all loans when principal or interest payments are 90 days or more past due unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income.

         As has been the case with charged-off loans, the amount of nonaccruing loans has declined since December 31, 1999. As of June 30, 2000, total nonaccruing loans amounted to $2.1 million, a decline of 25.8 percent from $2.8 million at December 31, 1999. The bulk of the decrease has occurred in the commercial area as balances now total $983,000 against $1.6 million at December 31, 1999. The foreclosure and sale of a large, substandard business and property accounted for the decline. Residential one-to-four family real estate loans, consumer loans, and commercial loans are all below year end levels at June 30, 2000 aided by strong local economic conditions and are responsible for nonaccruing loans dropping to .28 percent of total loans on June 30, 2000, from
 .42 percent on December 31, 1999.

         In addition, only one property remains as real estate owned as balances dropped to $20,000 from $220,000 at the end of last year.

         As a result of the improvement in the nonperforming and OREO numbers, the ratio of nonperforming assets to total assets has fallen to .22 percent on June 30, 2000, from .36 percent six months ago.

Investments

         Investment securities, increased to $154.6 million at the end of June from $116.0 million at the end of last year due to the investment of the proceeds from the conversion being invested in shorter term obligations such as agency discount notes, money market preferred stocks, and money market mutual funds. Since the first of the year, the net unrealized appreciation in the Company's marketable equities portfolio has dropped $4.2 million net of tax effects to $14.0 million on June 30, 2000 due principally to a decline in the market value of the portfolio's financial and technology stocks. The change in net unrealized gain in the equity portfolio accounted for almost all of the change in comprehensive income on the consolidated statement of changes in stockholders' equity.

Deposits

         Customers' deposits are the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of June 30, 2000 and December 31, 1999.

                                                    June 30, 2000                         December 31, 1999
                                           ---------------------------------      ----------------------------------
                                                                   % of                                   % of
                                              Balance            Deposits            Balance            Deposits
                                           --------------      -------------      --------------      --------------
                                                                    (Dollars in thousands)
Demand deposits.........................        $108,665              14.87%           $ 69,034               10.14%
NOW accounts............................          77,604              10.62              78,223               11.49
Savings accounts........................         142,957              19.56             145,486               21.37
Money Market accounts...................         102,403              14.01              92,721               13.62
Term certificates.......................         299,077              40.94             295,303               43.38
                                                --------             ------            --------             -------
      Total.............................        $730,706             100.00%           $680,767            $ 100.00%
                                                ========             ======            ========             =======

         Included in demand deposits on June 30, 2000 is $32.2 million of funds to be disbursed to parties whose stock orders were not filled in the initial public offering. Excluding these funds, total deposits would be $698.5 million on June 30, 2000 an increase of 2.6 percent of the year end figure. Core deposits, which the Company considers to be all but term certificates and the subscription rights funds, were 57.2 percent of total deposits on June 30, 2000 as compared to 56.6 percent on December 31, 1999. The Company continues to focus its efforts on its demand deposit and money market accounts especially with commercial and governmental customers.

Borrowings

         Since deposit growth has been insufficient to keep up with loan growth, the Company has found it necessary to supplement its funding of the loan portfolio with borrowings from the Federal Home Loan Bank of Boston. The amount of these borrowings has increased $35.8 million to $94.8 million since the end of last year. The Company's borrowing capacity at the Federal Home Loan Bank of Boston is in excess of $200 million.

Regulatory Capital

         At June 30, 2000, the Company had $151.7 million in stockholders' equity compared to $88.4 million at December 31, 1999. The increase was primarily due to the net proceeds of the conversion of the Bank. The Company's capital to assets ratio for the two periods was 15.4 percent and 10.5 percent, respectively. The various regulatory capital ratios on June 30, 2000, and December 31, 1999 were as follows:

                                                              June 30,   December 31,
                                                                2000         1999
                                                             ---------  -------------
               Total capital to risk weighted assets........  19.89%       12.90%
               Tier 1 capital to risk weighted assets.......  17.36%        9.73%
               Tier 1 capital to average assets.............  15.33%        7.91%

         Regulations have been established that require the Company and the bank to maintain minimum amounts and ratios of Tier 1 and total capital to average assets to ensure capital adequacy. Failure to meet these requirements can initiate regulatory actions that could have a material effect on the Company's financial statements. As of December 31, 1999, the Company was in compliance with all capital adequacy requirements to be categorized as well capitalized. Management knows of no events that have since occurred that would jeopardize this rating and believes that the Company would continue to be considered well capitalized on June 30, 2000.

         The capital from the conversion has significantly increased liquidity and capital resources. This initial level of liquidity will be reduced over time as the net proceeds are used for general corporate purposes, including the funding of lending activities. If the capital is invested successfully in good quality loans, Berkshire Bank's financial condition and net income will be enhanced.

Comparison of Operating Results For the Three Months Ended June 30, 2000 and
1999

         Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston.

         Total interest and dividend income increased $2.9 million, or 20.6 percent, to $17.1 million for the second quarter of 2000 as compared to the same period last year as strong loan growth contributed to a higher level of interest earnings. Loan interest grew to $15.3 million in the current quarter, an increase of $2.4 million, or 18.9 percent, from last year. Increased assets and higher market interest rates also led to higher loan yields. Similarly, investment income rose to $1.8 million in 2000 from $1.3 million in 1999, an increase of $489,000, or 37.2 percent, as the Company also benefitted from the initial investment of its conversion proceeds during the latter half of June 2000.

         Interest expense rose $1.8 million, or 27.2 percent, to $8.3 million this year due to higher market interest rates, increased deposits, and more FHLB advances. Deposit growth has been unable to fully fund the growth in the Company's asset base and has been supplemented by borrowings from the Federal Home Loan Bank of Boston. The rise in expense in each category was virtually identical in the second quarter as each rose just over $900,000. Borrowings from the Federal Home Loan Bank of Boston increased to $94.8 million on June 30, 2000 from $58.4 million on June 30, 1999.

         Net interest income has increased $1.2 million or 15.1 percent to $8.9 million in the second quarter of 2000 (before the provision for loan losses.) Expressed as a percent of earning assets, the Company's margin increased to 4.13 percent this quarter from 4.08 percent for the same quarter last year. Competition for commercial and residential loans in the area remains very keen and has had an adverse effect on loan spreads, but has been partially offset by rate sensitive loans repricing in a higher interest rate environment along with the ability to increase originations of higher yielding commercial and auto loans.

         Since these loans are subject to lesser competition than residential real estate mortgages, it had been anticipated that most of the new originations would be commercial or automobile loans. The Company has altered its monthly loan loss provision accordingly, with $810,000 being provided in the second quarter this year while $675,000 was provided in the same quarter last year, due to the higher risk associated with commercial and automobile loans.

         After provision, net interest income was $8.1 million for the quarter ending June 30, 2000 as compared to $7.1 million for the same period last year, an increase of $1.0 million or 14.6 percent.

         Non-interest Income. Non-interest income earned by the Company comes primarily from three recurring sources: Trust department fees, customer service fees, and servicing fees on loans sold to others. For the past three months, non-interest income totaled $965,000 up $80,000, or 9.0 percent, from the same quarter last year. Because of a recent shift in accounting methods, Trust department fees declined $57,000 in the quarter. Offsetting this decline were an increase of $30,000 in customer service fees due to increased activity and an increase of $147,000 in loan fees. The Company is servicing more loans for others this year as a $20 million package of auto loans was sold to a New England bank in the second half of 1999 and monthly sales of $1 million to $3 million were made to the same bank through April of this year.

         Non-interest Expense. Non-interest (operating) expense amounted to $12.0 million for the three months ending June 30, 2000 as compared to $6.1 million for the same three months last year. Included in the 2000 figures is a one-time donation of $5.7 million of Berkshire Hills Bancorp common stock to Berkshire Hills Foundation, a charitable foundation created in connection with the Bank's conversion. Expenses of a recurring nature totaled $6.3 million, an increase of $140,000 or 2.3 percent over last year and is reflective of management making a conscious effort to control operating expenses. Increases in salary and benefit expense, data processing, and in general, the servicing of a larger loan portfolio are being somewhat offset by a decrease in expense for professional services such as consultants and in other expenses such as marketing and advertising.

         Income Taxes. Because of the contribution to Berkshire Hills Foundation and the resulting net loss for the second quarter of 2000, the Company recorded an income tax benefit of $975,000 for this quarter as compared to $473,000 of income tax expense for the same quarter last year.

Comparison of Operating Results For the Six Months Ended June 30, 2000 and 1999

         Net Interest Income. Interest income from the loan and investment portfolios increased $4.6 million, or 16.2 percent, to $32.7 million over the first half of 2000 as compared to the first half of 1999. Rising interest rates have not dampened local loan demand as total loans outstanding have risen to $753.1 million on June 30, 2000 from $656.4 million on June 30, 1999. In addition, higher market interest rates have led to higher loan yields and as a result, loan interest rose to almost $29.4 million in 2000 from $25.3 million in 1999.

         Interest expense rose $2.8 million or 22.0 percent to $15.6 million in the first six months of 2000. Borrowings from the Federal Home Loan Bank of Boston have increased significantly over the past twelve months reaching $94.8 million on June 30, 2000 from $58.4 million on June 30, 1999. Interest paid on the borrowings have increased correspondingly, rising to $2.5 million this year from $1.0 million last year. Rising interest costs on a larger deposit base accounted for the rest of the increase.

         Net interest income has risen $1.7 million or 11.4 percent to $17.1 million over this same time period last year. The Company's margin was 4.09 percent for the first six months of 2000 versus 4.10 percent for the first six months of 1999. Even though rates have been increasing for the better part of a year, the net interest margin declined one basis point in the first half of this year compared to the first half of last year as first quarter comparisons were difficult and have affected first half results. However, the net interest margin has shown some improvement in the second quarter of this year.

         The Company's provision for loan losses amounted to $1.6 million through the first six months of 2000 compared to $1.4 million in 1999. The additional provision is a reflection of the Company's increased emphasis on higher risk commercial and auto loans.

         After provision, the Company's net interest income for the first half of 2000 was $15.5 million up from $14.0 million for the same time period in 1999, an increase of 10.5 percent.

         Non-interest Income. Through the first six months of this year, non-interest income has risen $133,000, or 6.0 percent, over the comparable period last year. Included in last year's figure of $2.2 million was $559,000 of gains realized on the sale of securities. Only $221,000 is included in this year's figure of $2.3 million. Loan servicing fees jumped to $405,000 in 2000 from $88,000 in 1999, as the Company serviced more loans for others in 2000 than in 1999. In addition, as the Company has grown larger and added more transaction accounts, customer service fees have increased. These fees grew 17.6 percent to $795,000 through June 30, 2000 from $676,000 through June 30, 1999. Finally, Trust department fees reached $826,000 this year, up 15.0 percent from last year's $718,000. Assets in the department totaled $251.9 million on June 30, 2000 as compared to $228.2 million on June 30, 1999.

         Non-interest Expense. Operating expenses totaled $18.4 million in 2000's first half, an increase of $6.3 million, or 52.5 percent, over 1999's $12.1 million. Included in 2000's figure is a one-time $5.7 million donation to Berkshire Hills Foundation made in the second quarter. No similar donation was made in 1999. Excluding this expense, operating expenses rose $645,000, or 5.4 percent, to $12.7 million in the half from $12.1 million last year. A normal increase in salary and benefit expense of $332,000 was the greatest component of the rise. In addition, loan expenses, especially those pertaining to nonaccruing loans and the repossession and sale of automobiles rose $184,000 to $407,000 this year from $223,000 last year. The Company's loan portfolio, and in particular the automobile portfolio, has grown significantly in the past year, and expenses related to the administration of the portfolio have increased. The Company also disposed of all but one of its OREO properties in the second quarter of 2000. Expenses related to these properties totaled $95,000 in 2000 but only $8,000 in 1999.

         Income Taxes. As with the quarterly results reported previously, because of the contribution to Berkshire Hills Foundation and the resulting net loss for the second quarter and first half of 2000, the Company has booked an income tax benefit of $193,000 for the first six months of this year against $1.1 million of income tax expense for the first six months of 1999. Included in last year's totals is $150,000 of an estimated tax credit relating to the rehabilitation of an historic fire station in Pittsfield, Massachusetts. The Commonwealth of Massachusetts has forwarded the Company's application for the tax credit along with a favorable recommendation to the appropriate federal authorities. However, the Company is not guaranteed a favorable outcome and is awaiting the final determination.

Liquidity and Capital Resources

         Liquidity is the ability to meet current and future financial obligations of a short-term nature. Berkshire Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investment and mortgage-backed securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

         Berkshire Bank's primary investing activities are: (1) originating residential one-to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit and consumer loans, and (2) investing in mortgage-and asset-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Berkshire Bank and its local competitors and other factors. Berkshire Bank closely monitors its liquidity position on a daily basis. If Berkshire Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement with the Depositors Insurance Fund.

         Berkshire Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, Berkshire Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon Berkshire Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with Berkshire Bank.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

     Berkshire Bank's most significant form of market risk is interest rate risk. The principal objectives of Berkshire Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports trends and interest rate risk position to the Executive Committee of the Board of Directors and the Board of Directors on a quarterly basis. The Asset/Liability Committee consists of Berkshire Bank's President and Chief Executive Officer, Senior Vice President, Treasurer and Chief Financial Officer, Executive Vice President-Senior Loan Officer and Executive Vice President-Retail Banking. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Berkshire Bank.

In recent years, Berkshire Bank has managed interest rate risk by:

     . emphasizing the origination of adjustable-rate loans and, from time to time, selling a portion of its longer term fixed-rate loans as market interest rate conditions dictate;
     . originating shorter-term commercial and consumer loans, with an emphasis on automobile loans;
     . investing in a high quality liquid securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan portfolio;
     .    promoting lower cost liability accounts such as core deposits; and
     . using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities.

     For Berkshire Bank, market risk also includes equity price risk. The marketable equities portfolio had unrealized gains before taxes of $21.5 million at June 30, 2000. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Bank's equity. Since December 31, 1999, this component has declined $4.2 million. It is not possible to predict with complete accuracy the direction and magnitude of equity price changes. Unfavorable market conditions or other factors could cause further price declines in the marketable equities portfolio.

     Berkshire Bank uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The table below sets forth, as of June 30, 2000, estimated net interest income and the estimated changes in Berkshire Bank's net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.

          Increase/
          (Decrease)
          in Market                             At June 30, 2000
        Interest Rates        --------------------------------------------
        in Basis Points
         (Rate Shock)           Amount          $ Change       % Change
     --------------------     ------------   --------------  -------------
                                           (Dollars in thousands)

             200                 $42,538     $     714            1.71%
             100                  42,183           359            0.86
            Static                41,824            --              --
            (100)                 41,363          (461)          (1.10)
            (200)                 40,794        (1,030)          (2.46)


     The above table indicates that in the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points and 200 basis points, Berkshire Bank's net interest income would be expected to decrease by $461,000 and $1.0 million respectively.

     Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on certificates of deposit and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

Impact of Inflation and Changing Prices

     The consolidated financial statements and related data presented have been prepared in conformity with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of Berkshire Bank are monetary in nature. As a result, interest rates have a more significant impact on Berkshire Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

               Periodically, there have been various claims and lawsuits involving Berkshire Bank, such as claims to enforce liens, condemnation proceedings on properties in which Berkshire Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to Berkshire Bank's business. Berkshire Hills is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Berkshire Hills.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         The following information is provided with the Berkshire Hills sale of its common stock as part of the Conversion.

         a. The effective date of the Registration Statement on Form S-1 (File No. 333-32146) was May 12, 2000.

         b. The offering was consummated on June 12, 2000 with the sale of all securities registered pursuant to the Registration Statement. Sandler O'Neill & Partners, L.P. acted as marketing agent for the offering.

         c. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 10,326,609 shares which represented an aggregate amount of $103.3 million. The amount included 7,105,334 shares (or $71.1 million) sold in the offering and 568,427 shares (or $5.7 million) issued to Berkshire Hills Foundation.

         d. A reasonable estimate of the expenses incurred in connection with the conversion and offering was $2.6 million, including expenses paid to and for underwriters of $1.1 million, attorney and accounting fees of $819,173 and other expenses of $696,047. The net proceeds resulting from the offering after deducting expenses was $68.4 million.

         e. The net proceeds are invested in overnight and other short-term investments.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

               None.

Item 5.  Other Information.
         -----------------

               None.

Item 6. Exhibits and Reports on Form 8-K ((S)249.308 of this Chapter).
        -------------------------------------------------------------

       (a)     Exhibits

       2.1 Amended Plan of Conversion for Berkshire Bancorp and Berkshire Bank (including the Amended and Restated Articles of Organization and Stock Bylaws of Berkshire Bank) (1)
       3.1     Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
       3.2     Bylaws of Berkshire Hills Bancorp, Inc. (1)
       4.0     Form of Stock Certificate for Berkshire Hills Bancorp, Inc. (1)
       10.1 Form of Employment Agreement between Berkshire Bank and certain executive officers (1)
       10.2 Form of Employment Agreement between Berkshire Hills Bancorp, Inc. and certain executive officers (1)
       10.3    Form of Berkshire Bank Employee Severance Compensation Plan (1)
       10.4    Form of Berkshire Bank Supplemental Executive Retirement Plan (1)
       27.0    Financial Data Schedule

       -----------------------------
       (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-32146.

         (b)      Reports on Form 8-K

                  None.

CONFORMED

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BERKSHIRE HILLS BANCORP, INC.


Dated: August 10, 2000          By: /s/ James A. Cunningham, Jr.
                                    ----------------------------
                                    James A. Cunningham, Jr.
                                    President, Chief Executive Officer
                                    and Director
                                    (principal executive officer)

Dated: August 10, 2000          By: /s/ Charles F. Plungis, Jr.
                                    ---------------------------
                                    Charles F. Plungis, Jr.
                                    Senior Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)