Form 10-Q
period 2000-09-30
BERKSHIRE HILLS BANCORP INC
filed 2000-11-13
CIK 1108134

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 1-15781

                         BERKSHIRE HILLS BANCORP, INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Delaware                                                         04-3510455
  ---------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  24 North Street, Pittsfield, Massachusetts                            01201
  ---------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

                                (413) 443-5601
  ---------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

                                Not Applicable
  ---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changes since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]
                                          (2) Yes [ ]  No [X]

     The Issuer had 7,673,761 shares of common stock, par value $0.01 per share, outstanding as of November 6, 2000.

                         BERKSHIRE HILLS BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of
           September 30, 2000 and December 31, 1999............................    1

           Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2000 and 1999............................    2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Nine Months Ended September 30, 2000 and 1999...............    3

           Consolidated Statements of Cash Flows for the
           Nine Months Ended June 30, 2000 and 1999............................    4

           Notes to Consolidated Financial Statements..........................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................    6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........   16

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings...................................................   18
Item 2.    Changes in Securities and Use of Proceeds...........................   18
Item 3.    Defaults Upon Senior Securities.....................................   18
Item 4.    Submission of Matters to a Vote of Security Holders.................   18
Item 5.    Other Information...................................................   18
Item 6.    Exhibits and Reports on Form 8-K....................................   18

          PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.
          --------------------

                BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         Unaudited
                                                                       September 30,          December 31,
                                                                           2000                   1999
                                                                     ------------------     ----------------
                                                                        (In thousands)
Assets:
   Cash and due from banks................................................. $ 22,031            $ 23,301
   Interest-bearing balances...............................................    1,230               1,341
                                                                            --------            --------
      Total cash and cash equivalents......................................   23,261              24,642

   Securities available for sale at fair value.............................   95,498              93,084
   Securities held to maturity, at amortized cost..........................   31,828              17,014
   Federal Home Loan Bank Stock, at cost...................................    5,651               3,843
   Savings Bank Life Insurance Stock, at cost..............................    2,043               2,043

   Loans...................................................................  793,661             674,088
   Allowance for loan losses...............................................  (10,249)             (8,534)
                                                                            --------            --------
      Net loans............................................................  783,412             665,554

   Banking premises and equipment, net.....................................   12,255              11,531
   Foreclosed real estate..................................................      100                 220
   Accrued interest receivable.............................................    6,024               4,910
   Goodwill................................................................    6,397               6,809
   Other assets............................................................   16,691              12,001
                                                                            --------            --------
      Total assets......................................................... $983,160            $841,651
                                                                            ========            ========

Liabilities and Stockholders' Equity:
   Deposits................................................................ $702,251            $680,767
   Federal Home Loan Bank advances.........................................  112,158              58,928
   Securities sold under agreements to repurchase..........................    2,921               1,120
   Net deferred tax liability..............................................    2,685               6,073
   Accrued expenses and other liabilities..................................    7,353               6,411
                                                                            --------            --------
      Total liabilities....................................................  827,368             753,299
   Stockholders' equity:
      Preferred stock ($.01 par value; 1,000,000 shares
         authorized; none issued or outstanding)...........................       --                  --
      Common stock ($.01 par value:  26,000,000 shares
         authorized; 7,673,761 shares issued and outstanding in 2000)......       77                  --
      Additional paid-in capital...........................................   74,035                  --
      Unearned compensation................................................   (7,572)                 --
      Retained earnings....................................................   72,097              70,679
      Accumulated other comprehensive income...............................   17,155              17,673
                                                                            --------            --------
         Total stockholders' equity........................................  155,792              88,352
                                                                            --------            --------
Total liabilities and stockholders' equity................................. $983,160            $841,651
                                                                            ========            ========

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    Unaudited                        Unaudited
                                                                 Three Months Ended               Nine Months Ended
                                                                   September 30                     September 30
                                                           ------------------------------   -----------------------------
                                                                2000             1999           2000             1999
                                                           --------------    ------------   -------------    ------------
                                                                     (In thousands, except for per share amounts)
Interest and Dividend Income:
   Bond interest..............................................  $ 1,444         $ 1,070           $ 3,911         $ 3,177
   Stock dividends............................................      491             361             1,179             900
   Short term investment interest.............................      118              47               300             193
   Loan interest..............................................   16,773          13,544            46,125          38,883
                                                                -------         -------           -------         -------
Total interest and dividend income............................   18,826          15,022            51,515          43,153
                                                                -------         -------           -------         -------

Interest expense:
   Interest on deposits.......................................    7,059           5,954            20,111          17,583
   Interest on FHLB advances..................................    1,550             733             4,062           1,700
   Interest on securities sold under agreements
      to repurchase...........................................       30              79                60             265
                                                                -------         -------           -------         -------
Total interest expense........................................    8,639           6,766            24,233          19,548
                                                                -------         -------           -------         -------

Net interest income...........................................   10,187           8,256            27,282          23,605

Provision for loan losses.....................................      810             675             2,430           2,025
                                                                -------         -------           -------         -------
Net interest income, after provision for loan losses..........    9,377           7,581            24,852          21,580
                                                                -------         -------           -------         -------

Non-interest income:
   Customer service fees......................................      399             366             1,194           1,042
   Trust department fees......................................      408             365             1,234           1,083
   Loan fees..................................................      164              62               569             150
   Gain on sale of securities, net............................       72              --               293             559
   Other income...............................................      118              37               214             206
                                                                -------         -------           -------         -------
      Total non-interest income...............................    1,161             830             3,504           3,040
                                                                -------         -------           -------         -------
Operating expenses:
   Salaries and benefits......................................    3,583           3,431            10,381           9,897
   Occupancy and equipment....................................    1,069             800             3,250           2,860
   Marketing and advertising..................................      132             138               331             389
   Data processing............................................      435             465             1,129           1,220
   Professional services......................................      149             236               327             644
   Office supplies............................................      126             152               559             514
   OREO & Loan expenses.......................................      321             161               821             509
   Amortization of goodwill...................................      137             138               412             412
   Contributions..............................................       --              --             5,684              --
   Other expenses.............................................      790             626             2,233           1,758
                                                                -------         -------           -------         -------
      Total operating expenses................................    6,742           6,147            25,127          18,203
                                                                -------         -------           -------         -------

Income before taxes...........................................    3,796           2,264             3,229           6,417
   Provision for income taxes.................................    1,297             593             1,104           1,681
                                                                -------         -------           -------         -------
Net income....................................................  $ 2,499         $ 1,671           $ 2,125         $ 4,736
                                                                =======         =======           =======         =======
Earnings per share:
   Basic......................................................    $0.35              NA                NA              NA
   Diluted....................................................     0.35              NA                NA              NA
Weighted average shares outstanding:
   Basic......................................................    7,065              NA                NA              NA
   Diluted....................................................    7,065              NA                NA              NA

See accompanying notes to unaudited consolidated financial statements.

                BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   UNAUDITED
                                (In Thousands)


                                                                                            Accumulated
                                                       Additional                              Other
                                              Common    Paid-in      Unearned    Retained   Comprehensive
                                               Stock    Capital    Compensation  Earnings      Income           Total
                                              -------  ----------  ------------  --------   -------------     ---------
Balance at December 31, 1999  ...............      --         --            --    $70,679   $     17,673      $ 88,352

Comprehensive income:
   Net income ...............................      --         --            --      2,125             --         2,125
   Change in net unrealized gain on
    securities available for sale, net of
    reclassification adjustments and tax
    effects .................................      --         --            --         --           (518)         (518)
                                              -------  ---------   -----------    -------   ------------      --------
         Total comprehensive income .........      --         --            --         --             --         1,607

Issuance of common stock in
   connection with conversion from
   mutual to stock-owned bank
   holding company...........................      77     74,023            --         --             --        74,100
Cash dividends declared .....................      --         --            --       (707)            --          (707)
Change in unearned compensation .............      --         12        (7,572)        --             --        (7,560)
                                              -------  ---------   -----------    -------   ------------      --------

Balance at September 30, 2000 ............... $    77  $  74,035   $    (7,572)   $72,097   $     17,155      $155,792
                                              =======  =========   ===========    =======   ============      ========

Balance at December 31, 1998 ................ $    --  $      --   $        --    $65,056   $     19,145      $ 84,201

Comprehensive income:
   Net income ...............................      --         --            --      4,736             --         4,736
   Change in net unrealized gain on
      securities available for sale, net of
      reclassification adjustments and
      tax effects ...........................      --         --            --         --         (2,753)       (2,753)
                                              -------  ---------   -----------    -------   ------------      --------
         Total comprehensive income .........      --         --            --         --             --         1,983

Balance at September 30, 1999 ............... $    --  $      --   $        --    $69,792   $     16,392      $ 86,184
                                              =======  =========   ===========    =======   ============      ========

    See accompanying notes to unaudited consolidated financial statements.

                BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Unaudited
                                                                                             Nine Months Ended
                                                                                               September 30
                                                                                   -------------------------------------
                                                                                        2000                 1999
                                                                                   --------------       ----------------
                                                                                              (In thousands)
Cash flows from operating activities:
 Net income......................................................................   $   2,125               $  4,736
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses......................................................       2,430                  2,025
  Net amortization of securities.................................................         157                    243
  Charitable contribution in the form of equity securities.......................       5,684                     --
  Depreciation and amortization expense..........................................       1,283                  1,253
  Employee stock ownership plan expense..........................................         141                     --
  Amortization of goodwill.......................................................         412                    412
  Gain on sales of securities, net...............................................        (293)                  (559)
  Losses on foreclosed real estate, net..........................................          36                      9
  Loss on sale of equipment......................................................          18                     --
  Deferred tax provision (benefit)...............................................      (3,125)                  (469)
  Loans originated for sale......................................................      (8,250)                (6,157)
  Principal balance of loans sold................................................       8,250                  6,157
  Changes in operating assets and liabilities:
   Accrued interest receivable and other assets..................................      (5,804)                  (950)
   Accrued expenses and other liabilities........................................         235                    164
                                                                                    ---------               --------
    Net cash provided by operating activities....................................       3,299                  6,864

Cash flows from investing activities:
 Activity in available-for-sale securities:
  Sales..........................................................................      32,520                  2,394
  Maturities.....................................................................      36,412                  8,077
  Principal payments.............................................................       7,976                 19,127
  Purchases......................................................................     (79,967)               (33,204)
 Activity in held-to-maturity securities:
  Maturities.....................................................................       9,041                  7,388
  Principal payments.............................................................       7,516                 14,630
  Purchases......................................................................     (31,371)               (13,492)
 Purchase of Federal Home Loan Bank stock........................................      (1,808)                (1,213)
 Loan originations, net of principal payments....................................    (120,368)               (75,119)
 Additions to banking premises and equipment.....................................      (2,028)                (3,068)
 Proceeds from sales of foreclosed real estate...................................         164                    265
 Proceeds from sale of equipment.................................................           3                     --
 Loan to fund employee stock ownership plan......................................      (7,701)                    --
                                                                                    ---------               --------
   Net cash used in investing activities.........................................    (149,611)               (74,215)

                                  (Continued)

See accompanying notes to unaudited consolidated financial statements.

                BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Unaudited
                                                                                            Nine Months Ended
                                                                                             September 30
                                                                                   -------------------------------------
                                                                                        2000                   1999
                                                                                   --------------          -------------
                                                                                               (In thousands)
Cash flows from financing activities:
   Net increase in deposits.........................................................     21,484                 15,605
   Net increase (decrease) in securities sold under agreements to purchase..........      1,801                  1,040
   Proceeds from Federal Home Loan Bank advances with maturities
      in excess of three months.....................................................    107,000                 81,000
   Repayments of Federal Home Loan Bank advances with maturities
      in excess of three months.....................................................    (58,796)               (36,333)
   Net proceeds of Federal Home Loan Bank advances with  maturities of
      three months or less..........................................................      5,026                  2,605
   Net proceeds from initial public offering........................................     68,416                     --
                                                                                       --------               --------
         Net cash provided by financing activities..................................    144,931                 63,917
                                                                                       --------               --------

Net change in cash and cash equivalents.............................................     (1,381)                (3,434)

Cash and cash equivalents at beginning of period....................................     24,642                 26,675
                                                                                       --------               --------

Cash and cash equivalents at end of period..........................................   $ 23,261               $ 23,241
                                                                                       ========               ========

Supplemental cash flow information:
   Interest paid on deposits........................................................   $ 20,080               $ 17,510
   Interest paid on borrowed funds..................................................      3,884                  1,965
   Income taxes paid................................................................      4,787                  1,847
   Transfers from loans to foreclosed real estate...................................         80                    106

See accompanying notes to unaudited consolidated financial statements.

                BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   BASIS OF PRESENTATION
-------------------------------

     The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly-owned subsidiaries, Berkshire Bank (the "Bank") and Berkshire Hills Funding Corp. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's initial public offering prospectus dated May 12, 2000. The consolidated financial information at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods according to generally accepted accounting principles. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

NOTE 2.   COMMITMENTS
---------------------

     At September 30, 2000, the Company had outstanding commitments to originate new residential and commercial loans totaling $18.0 million which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $35.3 million while unadvanced commercial lines, including unadvanced construction loan funds, totaled $68.9 million.


NOTE 3.   EARNINGS PER SHARE
----------------------------

     Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential diluted shares, such as stock options or restricted stock, had been issued. At September 30, 2000, the Company had no outstanding diluted securities. Earnings per share data is presented for the three months ended September 30, 2000, but not for the nine months ended September 30, 2000 nor for the three or nine months ended September 30, 1999, since shares of common stock were not issued until June 27, 2000.

     Earnings per share equaled $0.35 for the quarter ending September 30, 2000, based on 7,065,032 average shares outstanding.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

     The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2000 and 1999, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in
Part I, Item 1 of this document.

Forward Looking Statements

     This report contains forward looking statements that are based on assumptions and may describe future plans, strategies, and expectations of Berkshire Hills. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Berkshire Hills' ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Berkshire Hills does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

     Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank (the "Bank"), a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks. With eleven branch offices serving communities throughout Berkshire County, Berkshire Bank is the largest banking institution based in Western Massachusetts. The Bank is a community based financial institution that originates a variety of loan products including real estate loans, and commercial and consumer loans primarily in Berkshire County, Massachusetts and its surrounding areas. The bank offers a wide variety of deposit products and other investment products and financial services to its customers, including asset management and trust services.

     In connection with the mutual to stock conversion of Berkshire Bancorp, a mutual holding company, on June 27, 2000, Berkshire Hills sold 7,105,334 shares of common stock raising net proceeds of $68,415,488. As part of the conversion, 568,427 shares of Berkshire Hills common stock were donated to the Berkshire Hills Foundation, a charitable foundation sponsored by Berkshire Hills.

     On September 27, 2000, our Board of Directors approved the payment of an initial dividend of $0.10 per share, payable on November 20, 2000, to stockholders on record on November 3, 2000.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

     Total assets at September 30, 2000 were $983.2 million, an increase of $141.5 million, or 16.8 percent, from $841.7 million at December 31, 1999. The $68.4 million in net proceeds from the initial public offering, $53.2 million of additional Federal Home Loan Bank advances, and $21.5 million of additional deposits, have supported an increase of $119.6 million in loans and $19.0 million in investment securities. At the beginning of the quarter, 613,900 shares of the Company's stock were purchased by the Company's ESOP.

Loans

     Loans outstanding have increased markedly over the first nine months of 2000. Total loans outstanding increased $119.6 million, or 17.7 percent, from year end levels with strong demand for automobile loans fueling a $73.0 million, or 44.3 percent increase in the automobile portfolio.

                                                      September 30, 2000                    December 31, 1999
                                               --------------------------------      --------------------------------
                                                                      Percent                               Percent
                                                  Balance             of Total          Balance             of Total
                                               -------------      -------------      -------------      -------------
                                                                      (Dollars in thousands)
Mortgage loans on real estate:
   Residential one- to four-family..............    $254,677           32.09%            $245,315             36.39%
   Commercial Real Estate.......................      64,966            8.19               46,514              6.90
   Commercial Construction......................       6,176            0.78               12,534              1.86
   Multi-family.................................      15,780            1.99               14,793              2.19
                                                    --------          ------             --------            ------
      Total real estate loans...................     341,599           43.04              319,156             47.34

Commercial loans................................     161,470           20.34              146,196             21.69

Consumer loans:
   Automobile...................................     237,839           29.97              164,862             24.46
   Home Equity Loans............................      34,302            4.32               33,168              4.92
   Other........................................      18,451            2.32               10,706              1.59
                                                    --------          ------             --------            ------
      Total consumer loans......................     290,592           36.61              208,736             30.97
                                                    --------          ------             --------            ------

Total loans.....................................     793,661          100.00%             674,088            100.00%
                                                                      ======                                 ======

Less:  Allowance for loan losses................     (10,249)                              (8,534)
                                                    --------                             --------
      Loans, net................................    $783,412                             $665,554
                                                    ========                             ========

     Commercial real estate loans and commercial loan balances accounted for the bulk of the remainder of the increase rising $18.5 million and $15.3 million, respectively, since December 1999. Residential one- to four-family loans totaled $254.7 million at September 30, 2000 as compared to $245.3 million at December 31, 1999, an increase of $9.4 million or 3.8 percent. Mortgage activity was unusually strong at the end of the first quarter, and not as robust during the summer months possibly because borrowers may have been trying to lock in favorable rates in a lower interest rate environment.

Allowance for Loan Losses

     All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions in an amount considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on September 30, 2000, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

     On September 30, 2000, the allowance for loan losses totaled $10.2 million, or 1.29 percent, of total loans as compared to $8.5 million, or 1.27 percent, of total loans on December 31, 1999. Even though the Company has noticed an increase in 30 day delinquencies in the loan portfolio, particularly the automobile portfolio, nonaccruing loans decreased from $2.8 million at the end of December to $1.6 million on September 30, 2000. In addition, aided by a good local economy, charged-off loans totaled $1.0 million through September 30, 2000 and represented a decline of 31.1 percent from last year's $1.5 million. Strong collection efforts to recover previously charged-off loans have led to $310,000 of recoveries this year as compared to $148,000 last year. On September 30, 2000, the allowance expressed as a percent of nonperforming loans was 621.5 percent while on December 31, 1999, it was 300.4 percent.

                                                                                           At and for the
                                                                                         Nine Months Ended
                                                                             ------------------------------------------
                                                                                September 30,           September 30,
                                                                                    2000                   1999
                                                                             -----------------       ------------------
                                                                                      (Dollars in thousands)

Allowance for loan losses, beginning of period.................................    $ 8,534                  $ 7,589

Charged-off loans:
   Real estate.................................................................         19                      381
   Consumer....................................................................        780                      413
   Commercial..................................................................        226                      694
                                                                                   -------                  -------
      Total charged-off loans..................................................      1,025                    1,488

Recoveries:
   Real estate.................................................................         46                       16
   Consumer....................................................................        158                       99
   Commercial..................................................................        106                       33
                                                                                   -------                  -------
      Total recoveries.........................................................        310                      148

Provision......................................................................      2,430                    2,025
                                                                                   -------                  -------

Allowance for loan losses, end of period.......................................    $10,249                  $ 8,274
                                                                                   =======                  =======

Net loans charged-off to total loans...........................................       0.09%                    0.20%
Allowance of loan losses to total loans........................................       1.29%                    1.22%
Allowance for loan losses to nonperforming loans...............................     621.53%                  249.07%
Recoveries to charge-offs......................................................      30.24%                    9.95%

Nonperforming Assets

     The following table sets forth information regarding nonperforming assets as of September 30, 2000 and December 31, 1999.

                                                                       September 30,     December 31,
                                                                           2000             1999
                                                                       --------------    ------------
                                                                           (Dollars in thousands)
   Nonaccruing loans:
      Real estate:
         One- to four-family.........................................          $  301         $  450
         Commercial..................................................              --             --
      Home equity....................................................              --             --
      Consumer.......................................................             710            819
      Commercial.....................................................             638          1,572
                                                                               ------         ------
         Total.......................................................           1,649          2,841

   Foreclosed real estate............................................             100            220
                                                                               ------         ------

   Total nonperforming assets........................................          $1,749         $3,051
                                                                               ======         ======

   Total nonaccruing loans to total loans............................            0.21%          0.42%

   Total nonperforming assets to total assets........................            0.18%          0.36%

     Generally, the Company ceases accruing interest on all loans when principal or interest payments are 90 days or more past due unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. At September 30, 2000, the Company had $775,000 of loans that were 90 days or more past due but which were still accruing interest. Management is confident these loans will be collected in full.

     As has been the case with charged-off loans, the amount of nonaccruing loans has declined since December 31, 1999. As of September 30, 2000, total nonaccruing loans amounted to $1.6 million, a decline of 42.0 percent from $2.8 million at December 31, 1999. The bulk of the decrease has occurred in the commercial area as balances now total $638,000 against $1.6 million at December 31, 1999. The foreclosure and sale of a large business property accounted for much of the decline. Residential one-to-four family real estate loans, consumer loans, and commercial loans are all below year end levels at September 30, 2000. The Company has attempted to resolve problems as quickly as they have been identified which has led to nonaccruing loans dropping to 0.21 percent of total loans on September 30, 2000, from 0.42 percent on December 31, 1999.

     As a result of the improvement in the nonperforming and foreclosed real estate categories, the ratio of nonperforming assets to total assets has fallen to 0.18 percent on September 30, 2000, from 0.36 percent nine months ago.

Investment Securities

     Securities totaled $135.0 million at the end of September as compared to $154.6 million on June 30, 2000, and $116.0 million at the end of last year. Proceeds from the conversion, which had been initially invested in shorter term obligations at the end of June, were used to help fund the growth in the loan portfolio during the third quarter of 2000. Since the first of the year, the Company's marketable equities portfolio, which is included in the category `securities available for sale', has had net unrealized appreciation in the portfolio decrease by $0.6 million net of tax effects to $17.6 million on September 30, 2000 from $18.2 million on December 31, 1999. Declines in equity values sustained during the first half of the year, have been largely offset by a rebound in the Company's portfolio during the third quarter. The change in net unrealized gain in the equity portfolio accounted for almost all of the change in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

Deposits

     Customers' deposits are the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of September 30, 2000 and December 31, 1999.

                                                       September 30, 2000                         December 31, 1999
                                              -----------------------------------     -----------------------------------
                                                                       % of                                  % of
                                                   Balance           Deposits             Balance          Deposits
                                              ---------------     ---------------      ---------------     ---------------
                                                                            (Dollars in thousands)
Demand deposits...........................       $ 73,555               10.47%            $ 69,034             10.14%
NOW accounts..............................         76,439               10.88               78,223             11.49
Savings accounts..........................        141,719               20.18              145,486             21.37
Money Market accounts.....................        106,763               15.20               92,721             13.62
Term certificates.........................        303,775               43.26              295,303             43.38
                                                 --------              ------             --------            ------
      Total...............................       $702,251              100.00%            $680,767            100.00%
                                                 ========              ======             ========            ======

     Total deposits were $702.3 million on September 30, 2000 an increase of 3.2 percent for the year. Core deposits, which the Company considers to be all but term certificates, were 56.7 percent of total deposits on September 30, 2000 as compared to 56.6 percent on December 31, 1999. The Company has had success in increasing its core deposits, especially with commercial and government customers, and will continue to focus its efforts on attracting demand deposit and money market accounts from these customers.

Borrowings

     Since deposit growth has been insufficient to keep up with loan growth, the Company has found it necessary to supplement its funding of the loan portfolio with borrowings from the Federal Home Loan Bank of Boston. The amount of these borrowings has increased $53.2 million to $112.2 million since the end of last year. The Company's borrowing capacity at the Federal Home Loan Bank of Boston is in excess of $200 million.

Stockholders' Equity and Regulatory Capital

     At September 30, 2000, the Company had $155.8 million in stockholders' equity compared to $88.4 million at December 31, 1999. The increase was primarily due to the receipt of $68.4 million net proceeds of the conversion of the Bank and net income of $2.1 million. Partially offsetting these increases were expenditures for ESOP common stock purchases of $7.6 million and reserving $705,986 for the payment on November 20, 2000, of the Company's initial cash dividend. The Company's capital to assets ratio for the two periods was 15.85 percent and
10.50 percent, respectively. The various regulatory capital ratios on September 30, 2000, and December 31, 1999 were as follows:

                                                     September 30, 2000      December 31, 1999
                                                     ------------------      -----------------
  Total capital to risk weighted assets ...........         19.97%                12.90%
  Tier 1 capital to risk weighted assets ..........         17.17%                 9.73%
  Tier 1 capital to average assets ................         14.57%                 7.91%

     Regulations have been established that require the Company and the bank to maintain minimum amounts and ratios of Tier 1 and total capital to average assets to ensure capital adequacy. Failure to meet these requirements can initiate regulatory actions that could have a material effect on the Company's financial statements. As of December 31, 1999, the Company was in compliance with all capital adequacy requirements to be categorized as well capitalized. Management knows of no events that have since occurred that would jeopardize this rating and believes that the Company would continue to be considered well capitalized on September 30, 2000.

     The capital from the conversion significantly increased liquidity and capital resources. The liquidity is being reduced over time as the net proceeds are used for general corporate purposes, including the funding of lending activities.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

     Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston.

     Total interest and dividend income increased $3.8 million, or 25.3 percent, to $18.8 million for the third quarter of 2000 as compared to the same period last year as strong commercial real estate and automobile loan growth contributed to a higher level of interest earnings. Loan interest grew to $16.8 million in the current quarter, an increase of $3.2 million, or 23.8 percent, from the same period last year. Increasing emphasis on commercial and automobile loans along with higher market interest rates led to higher loan yields. Investment income rose to $2.1 million in 2000 from $1.5 million in 1999, an increase of $575,000, or 38.9 percent, as the Company's investment securities also benefited from the higher level of market interest rates and investment of a portion of the net conversion proceeds for the third quarter.

     Interest expense rose $1.9 million, or 27.7 percent, to $8.6 million this year due to higher market interest rates, increased deposits, and additional FHLB advances. Deposit growth has been unable to fully fund the growth in the Company's asset base and has been supplemented by borrowings from the Federal Home Loan Bank of Boston. Deposit expense grew by $1.1 million this year to $7.1 million while interest on FHLB advances more than doubled to $1.5 million from $0.7 million last year.

      Net interest income, before the provision for loan losses, increased $1.9 million or 23.4 percent to $10.2 million in the third quarter of 2000. Expressed as a percent of earning assets, the Company's margin increased to 4.45 percent this quarter from 4.21 percent for the same quarter last year. Increased originations of higher yielding commercial and automobile loans, along with the favorable repricing of renewing loans, contributed to the increase in net interest margin.

     The Company's provision for loan losses was $810,000 in the third quarter of this year as compared to $675,000 in the same quarter last year. As has been the case throughout 2000, the Company had anticipated that most of the new loan originations would be commercial or automobile loans. These loans generally bear a greater degree of risk than one to four family real estate loans, and the increase in the loan loss provision reflects this change in composition in the loan portfolio. As of September 30, 2000, commercial, including multi-family loans, and automobile loans represented 61.3 percent of the loan portfolio as compared to 57.1 percent at December 31, 1999.

     After the provision, net interest income was $9.4 million for the quarter ending September 30, 2000 as compared to $7.6 million for the same period last year, an increase of $1.8 million or 23.7 percent.

     Non-interest Income. Non-interest income earned by the Company comes primarily from three recurring sources: Trust department fees, customer service fees, and servicing fees on loans sold to others. For the past three months, non-interest income totaled $1.2 million, an increase of $331,000 or 39.9 percent, from the same quarter last year. With more loans being serviced for others this year as compared to last year, servicing fees jumped $102,000 to $164,000. Other income, including municipal advisory fees, rose to $118,000 from $37,000 last year. In addition, $72,000 in gains on the sale of securities, were realized in the third quarter this year versus none in the same quarter last year. Lastly, Trust department fees rose to $408,000 in the quarter from $365,000 in 1999 as assets in the Trust department climbed to $271.0 million on September 30, 2000 from $233.1 million twelve months ago.

     Non-interest Expense. Non-interest (operating) expense amounted to $6.7 million for the three months ending September 30, 2000 as compared to $6.1 million for the same three months last year. Included in this year's $0.6 million increase was a one-time charge of $125,000 related to the closing of a branch office in North Adams. Also, start-up costs of $74,000 associated with the establishment of Gold Leaf Insurance Agency, Inc., and $120,000 related to the conversion of the Company's check imaging system from a service bureau to an in-house system contributed to the total. Additional expenses of approximately $130,000 related to the check imaging system conversion are expected in the fourth quarter. Other increases in salary and benefit expense, including $141,000 of ESOP related expenses, occupancy and equipment expense, and expenses pertaining to the handling of repossessed automobiles were largely offset by the diminished use of consultants which resulted in a decline in professional service expense.

     Income Taxes. Income taxes were $704,000 higher in this year's third quarter as the Company's effective tax rate was 34.2 percent in 2000 compared to
26.2 percent in 1999 as contribution carry forwards, state tax net operating loss carry forwards, and estimated federal tax credits contributed to 1999's lower effective tax rate.

Comparison of Operating Results For the Nine Months Ended September 30, 2000 and 1999

     Net Interest Income. Interest income from the loan and investment portfolios increased $8.4 million, or 19.4 percent, to $51.5 million over the first nine months of 2000 as compared to the first nine months of 1999. Higher market interest rates along with strong automobile and commercial loan originations have led to higher loan yields and as a result, loan interest rose to $46.1 million in 2000 from

$38.9 million in 1999. In addition, bond interest rose $0.7 million to $3.9 million this year as the Company benefitted from a higher level of investment in fixed income securities and the continuing reinvestment of the short term bond portfolio at higher rates.

     Interest expense rose $4.7 million or 24.0 percent to $24.2 million in the first nine months of 2000. Borrowings from the Federal Home Loan Bank of Boston have been used to support loan growth and increased significantly over the past twelve months. Interest paid on the borrowings has increased correspondingly, rising to $4.1 million this year from $1.7 million last year. Rising interest costs on a larger deposit base accounted for the rest of the increase.

     Net interest income rose $3.7 million or 15.6 percent to $27.3 million over this same time period last year. The Company's net interest margin was 4.22 percent for the first nine months of 2000 versus 4.14 percent for the first nine months of 1999. Rising interest rates along with high levels of loan originations at current market rates, funded primarily with the proceeds of the Company's initial public offering, contributed to the increase.

     The Company's provision for loan losses amounted to $2.4 million through the first nine months of 2000 compared to $2.0 million in 1999. The additional provision was a reflection of the Company's increased emphasis on higher risk commercial and auto loans which comprise 61.3 percent of the loan portfolio at September 30, 2000 as compared to 57.1 percent at December 31, 1999.

     After the provision, the Company's net interest income for the first nine months of 2000 was $24.9 million up from $21.6 million for the same time period in 1999, an increase of 15.2 percent.

     Non-interest Income. Through the first nine months of this year, non-interest income has risen $0.5 million, or 15.3 percent, over the comparable period last year. Last year's figure included $559,000 of gains realized on the sale of securities. Only $293,000 is included in this year's number. Loan servicing fees jumped to $569,000 in 2000 from $150,000 in 1999, as the Company serviced more loans for others in 2000 than in 1999. In addition, as the Company has grown larger and added more transaction accounts, customer service fees have increased rising to $1.2 million through September 30, 2000, as compared to $1.0 million for the same period last year. Similarly, with more assets under management, Trust department fees increased to just over $1.2 million through September 30, 2000, versus just under $1.1 million for the first nine months of 1999.

     Non-interest Expense. Non-interest (operating) expenses totaled $25.1 million over 2000's first nine months, an increase of $6.9 million, or 38.0 percent, over 1999's $18.2 million. Included in 2000's figure is a one-time $5.7 million donation to Berkshire Hills Foundation made in the second quarter. Excluding this expense, operating expenses rose $1.2 million, or 6.8 percent, to
$19.4 million this year from $18.2 million last year.   OREO and loan expenses,
especially those pertaining to nonaccruing loans and the repossession and sale of automobiles, rose $312,000 to $821,000 this year from $509,000 last year.
The Company's loan portfolio, and in particular the automobile portfolio, has grown significantly in the past year, and expenses related to the administration of the portfolio have increased. Salary and benefit expense, including $141,000 of ESOP related expenses, increased $484,000 to $10.4 million year over year. Occupancy and equipment expense increased $390,000 to $3.3 million, primarily due to a one-time expense of $125,000 related to the closing of a branch in North Adams. Partially offsetting these increases were declines of $317,000 in professional service fees as fewer consultants have been used this year, and

$91,000 in lower data processing expenses as maintenance costs have declined and fewer customized computer programs have been needed.

     Income Taxes. Primarily due to a $5.7 million contribution made to Berkshire Hills Foundation in the second quarter of 2000, the Company has booked $1.1 million in income tax expense so far this year for an effective tax rate of
34.2 percent as compared to $1.7 million last year and an effective tax rate of
26.2 percent. Contribution carry forwards, state tax net operating loss carry forwards, and estimated federal tax credits contributed to 1999's lower effective tax rate.

     In August 2000, Federal authorities denied the Company's application for tax credits relating to the rehabilitation of an historic fire station in Pittsfield, Massachusetts. Estimated tax credits of $300,000 were booked for the twelve months of 1999. However, the Company has qualified for state tax credits of approximately $137,000 and an additional deduction which could result in a further $26,000 in tax savings.

Liquidity and Capital Resources

     Liquidity is the ability to meet current and future financial obligations of a short-term nature. Berkshire Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, sales of investment and mortgage-backed securities, and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

     Berkshire Bank's primary investing activities are: (1) originating residential one- to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit and consumer loans, and (2) investing in mortgage-and asset-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Berkshire Bank and its local competitors and other factors. Berkshire Bank closely monitors its liquidity position on a daily basis. If Berkshire Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement with the Depositors Insurance Fund.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

     Berkshire Bank's most significant form of market risk is interest rate risk. The principal objectives of Berkshire Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports to the Executive Committee of the Bank and the Board of Directors. The Asset/Liability Committee consists of Berkshire Bank's President and Chief Executive Officer, Senior Vice President, Treasurer and Chief Financial Officer, Executive Vice President-Senior Loan Officer and Executive Vice President-Retail Banking. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Berkshire Bank.

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

      For Berkshire Bank, market risk also includes equity price risk. The marketable equities portfolio had unrealized gains before taxes of $27.1 million at September 30, 2000. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Bank's equity. Since December 31, 1999, this component has declined $0.6 million. It is not possible to predict with complete accuracy the direction and magnitude of equity price changes. Unfavorable market conditions or other factors could cause further price declines in the marketable equities portfolio.

      Berkshire Bank uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The table below sets forth, as of September 30, 2000, estimated net interest income and the estimated changes in Berkshire Bank's net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.


                                                     At September 30, 2000
                                 --------------------------------------------------------------
      Increase/
     (Decrease)
      in Market
   Interest Rates
   in Basis Points
    (Rate Shock)                      Amount                $ Change                % Change
---------------------            ---------------          --------------          -------------
                                                      (Dollars in thousands)
         200                             $44,306                 $   585                   1.34%
         100                              44,027                     306                   0.70
       Static                             43,721                      --                     --
        (100)                             43,235                    (486)                 (1.11)
        (200)                             42,631                  (1,090)                 (2.49)

          The above table indicates that in the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points and 200 basis points, Berkshire Bank's net interest income would be expected to decrease by $486,000 and $1.1 million respectively.

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

               Not applicable.

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

               None.

Item 5.   Other Information.
          -----------------

               None.

Item 6.   Exhibits and Reports on Form 8-K ((S)249.308 of this Chapter).
          -------------------------------------------------------------

          (a)  Exhibits

          2.1 Amended Plan of Conversion for Berkshire Bancorp and Berkshire Bank (including the Amended and Restated Articles of Organization and Stock Bylaws of Berkshire Bank) (1)
          3.1  Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
          3.2  Bylaws of Berkshire Hills Bancorp, Inc. (1)
          4.0  Form of Stock Certificate for Berkshire Hills Bancorp, Inc. (1)
          27.0 Financial Data Schedule
          ----------------------------
          (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-32146.

          (b)  Reports on Form 8-K

               None.

                                                                       CONFORMED
                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BERKSHIRE HILLS BANCORP, INC.


Dated: November 13, 2000      By:   /s/ James A. Cunningham, Jr.
                                    -----------------------------------
                                    James A. Cunningham, Jr.
                                    President, Chief Executive Officer
                                    and Director
                                    (principal executive officer)

Dated: November 13, 2000      By:   /s/ Charles F. Plungis, Jr.
                                    -----------------------------------
                                    Charles F. Plungis, Jr.
                                    Senior Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)