Form 10-K
period 2000-12-31
BERKSHIRE HILLS BANCORP INC
filed 2001-03-29
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                         Commission File Number: 1-15781


                          BERKSHIRE HILLS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                   04-3510455
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

24 North Street, Pittsfield, Massachusetts                      01201
      (Address of principal executive offices)               (Zip Code)

       Registrant's  telephone  number,  including  area  code:  (413)  443-5601
           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered:
Common Stock, par value                         American Stock Exchange
$0.01 per share
        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]      No    [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $129,290,890 based upon the closing price of $18.32 as listed on the American Stock Exchange on March 12, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

         As of March 12, 2001, the registrant had 7,290,073 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement"). (Part III)

                                      INDEX

                                     Part I
                                                                            Page

Item 1.     Business.......................................................  1
Item 1A.    Executive Officers of the Registrant........................... 30
Item 2.     Properties..................................................... 31
Item 3.     Legal Proceedings.............................................. 32
Item 4.     Submission of Matters to a Vote of Securities Holders.......... 32

                                     Part II

Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters......................................... 33
Item 6.     Selected Financial Data........................................ 34
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................... 37
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk..... 47
Item 8.     Financial Statements and Supplementary Data.................... 49
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................................... 93

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant............. 94
Item 11.    Executive Compensation......................................... 94
Item 12.    Security Ownership of Certain Beneficial Owners and Management. 94
Item 13.    Certain Relationships and Related Transactions................. 94

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K 94

                                     PART I

ITEM 1.  BUSINESS

General

         Berkshire Hills Bancorp, Inc. (the "Company" or "Berkshire Hills"), a Delaware corporation, was organized in January 2000 for the purpose of becoming the holding company for Berkshire Bank (the "Bank" or "Berkshire Bank") upon the conversion of the Bank's former parent holding company, Berkshire Bancorp (the "MHC" or "Berkshire Bancorp"), from the mutual to stock form of organization (the "Conversion"). The Conversion was completed on June 27, 2000. In connection with the Conversion, the Company sold 7,105,334 shares of its common stock, par value $0.01 per share (the "Common Stock") at a purchase price of $10 per share to depositors of the Bank in a subscription offering. In addition, the Company issued an additional 568,427 shares, representing 8% of the shares sold in the subscription offering, to Berkshire Hills Foundation, a charitable foundation established by the Bank. The Company owns all of the outstanding shares of the Bank and has invested a portion of the net proceeds it retained from its initial public offering in securities such as industrial revenue bonds, municipal notes, and corporate bonds. The Company has no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

         Berkshire Bank is the product of the May 1, 1997 merger of Berkshire County Savings Bank and Great Barrington Savings Bank, which at the time of the merger were the two largest banks headquartered in Berkshire County. The Bank is regulated by the Massachusetts Division of Banks and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposits are insured to the maximum allowable amount by the Bank Insurance Fund (the "BIF") of the FDIC and the Depositors Insurance Fund (the "DIF"). Berkshire Bank has been a member of the Federal Home Loan Bank System since 1973.

         Berkshire Bank is a community bank that accepts retail deposits from the general public in the areas surrounding its 11 full-service banking offices and uses those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans, commercial business and real estate loans and consumer loans, primarily indirect automobile loans. Berkshire Bank primarily holds the loans that it originates for investment, but sells some of its loans, including automobile and fixed-rate mortgage loans, in the secondary market, while generally retaining the servicing. Berkshire Bank also invests in U.S. Government and agency securities, mortgage- and asset-backed securities, including real estate mortgage investment conduits and collateralized mortgage obligations, debt and equity securities and other permissible investments. Berkshire Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on its investment securities. Berkshire Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of Boston.

Market Area

         Berkshire Bank is headquartered in Pittsfield, Massachusetts, in Berkshire County. Berkshire Bank's primary deposit gathering and lending areas are concentrated in the communities surrounding its 11 banking offices located in Berkshire County. However, Berkshire Bank also makes loans throughout western Massachusetts, northern Connecticut, eastern New York and southern Vermont.

         Berkshire  County,  the  western-most   county  in  Massachusetts,   is
approximately two and one-half hours from both Boston and New York City. Berkshire County borders Vermont, Connecticut and New York. Berkshire County has experienced a shift in its economy as manufacturing jobs have been replaced with service-related jobs, primarily in tourism, social service and health care. Other than Berkshire Bank, the major employers in the area include Berkshire Life Insurance Company, Crane & Company, GE Plastics, Kay Bee Toys, Berkshire Health Systems, General Dynamics Defense Systems, Mead Corporation and several institutions of higher education.

Competition

         The Bank faces intense competition for the attraction of deposits and origination of loans in its primary market area. Berkshire Bank's most direct competition for deposits comes from credit unions in the area, which have a competitive advantage as they do not have to pay state or federal taxes. Additionally, Berkshire Bank faces competition for deposits from several commercial and savings banks operating in its primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms and insurance companies. While these entities continue to provide a source of competition for deposits, Berkshire Bank increasingly faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. Berkshire Bank also faces significant competition for investors' funds due to their direct purchase of short-term money market securities and other corporate and government securities. Berkshire Bank faces competition for loans from the significant number of traditional financial institutions, primarily savings banks and commercial banks in its market area, as well as the mortgage companies and mortgage brokers operating in its primary market area. The increase of internet accessible financial institutions which solicit deposits and originate loans on a nationwide basis may also increase competition for Berkshire Bank's customers and have an adverse impact on its future operations. Additionally, competition is likely to increase as a result of recent regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and the entrance into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms and specialty financial services companies (such as internet-based providers).

Lending Activities

         General. The types of loans that Berkshire Bank may originate are limited by federal and state laws and regulations. Interest rates charged by Berkshire Bank on loans are affected principally by Berkshire Bank's current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

              Loan Portfolio Analysis. The following table sets forth the composition of Berkshire Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                          At December 31,
                                       --------------------------------------------------------------------------------------------
                                        2000               1999                1998               1997               1996
                                       ----------------   ---------------    ----------------   ----------------   ----------------
                                                Percent            Percent            Percent             Percent            Percent
                                                  of                 of                  of                 of                 of
                                        Amount   Total    Amount    Total     Amount    Total    Amount    Total    Amount    Total
                                        ------   -----    ------    -----     ------    -----    ------    -----    ------    -----
                                                                       (Dollars in thousands)
Real estate loans:
  One- to four-family..........        $249,440  31.44%  $245,240   36.39%  $220,612    36.36%  $202,305   40.64%  $196,712   42.26%
   Commercial..................          63,871   8.05     46,419    6.89     51,598     8.50     41,267    8.29     50,824   10.92
   Multi-family................          15,699   1.98     14,793    2.20     15,393     2.54     14,740    2.96     12,451    2.67
   Construction ...............          14,290   1.80     12,534    1.86     12,821     2.11     11,531    2.32      6,229    1.34
                                       --------  -----   --------   -----   --------    -----   --------   -----   --------   -----
    Total real estate loans....         343,300  43.27    318,986   47.34    300,424    49.51    269,843   54.21    266,216   57.19
                                       --------  -----   --------   -----   --------    -----   --------   -----   --------   -----

Consumer loans:
   Home equity lines of credit           34,471   4.34     33,168    4.92     31,628     5.21     25,801    5.18     24,945    5.36
   Automobile..................         230,648  29.08    164,862   24.46    134,616    22.19     84,979   17.07     67,006   14.39
   Other.......................          18,014   2.27     10,706    1.59      5,933     0.98      5,889    1.18      3,446    0.74
                                       --------  -----   --------   -----   --------    -----   --------   -----   --------   -----
    Total consumer loans.......         283,133  35.69    208,736   30.97    172,177    28.38    116,669   23.43     95,397   20.49
                                       --------  -----   --------   -----   --------    -----   --------   -----   --------   -----

Commercial loans...............         166,956  21.04    146,196   21.69    134,115    22.11    111,372   22.36    103,884   22.32
                                       --------  -----   --------   -----   --------    -----   --------   -----   --------   -----
      Total loans..............         793,389 100.00%   673,918  100.00%   606,716   100.00%   497,884  100.00%   465,497  100.00%
                                                ======             ======              ======             ======             ======
Net deferred loan origination
    costs (fees)............                232               170                 44                 (63)              (135)
Allowance for loan losses..             (10,216)           (8,534)            (7,589)             (6,078)            (6,303)
                                       --------          --------           --------            --------           --------
      Total loans, net.....            $783,405          $665,554           $599,171            $491,743           $459,059
                                       ========          ========           ========            ========           ========



     Real Estate Lending

              One- to Four-Family Real Estate Loans. One of Berkshire Bank's primary lending activities is to originate loans secured by one- to four-family residences located in its primary market area. At December 31, 2000, $249.4 million, or 31.4%, of Berkshire Bank's total loans consisted of one- to four-family mortgage loans. Of the one- to four-family loans outstanding at that date, approximately 34% were fixed-rate mortgage loans and approximately 66% were adjustable-rate loans.

         Berkshire Bank originates fixed-rate fully amortizing loans with maturities of 15, 20 and 30 years. Management establishes the loan interest rates based on market conditions. Berkshire Bank offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $279,500. Fixed-rate conforming loans are generally originated for portfolio. However, such loans may be sold by Berkshire Bank from time to time. The determination of whether to sell loans is determined periodically by management in response to changes in prevailing market interest rates and liquidity needs. Loans that are sold are generally sold with the servicing rights retained.

         Berkshire Bank also currently offers adjustable-rate mortgage loans, with an interest rate based on the one year, three year or five year Constant Maturity Treasury index, which adjust every one, three or five years from the outset of the loan or which adjust annually after a seven or ten year initial fixed period and with terms of up to 30 years. Interest rate adjustments on such loans range from 2% to 5% during any adjustment period and are limited to no more than 6% over the life of the loan. All of Berkshire Bank's adjustable-rate mortgages are originated at an interest rate below the fully indexed rate on adjustable-rate mortgages. At December 31, 2000, the initial discounted rate on these loans was 100 to 200 basis points below the current fully indexed rate. Generally, these loans will begin to reprice towards their fully indexed rate on their next review date.

         Adjustable-rate mortgage loans help reduce Berkshire Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by borrowers. During periods of rising interest rates the risk of default on adjustable-rate mortgage loans increases as a result of repricing and the increased payments required to be made by borrowers. In addition, although adjustable-rate mortgage loans allow Berkshire Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations Berkshire Bank has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in Berkshire Bank's cost of funds during periods of rising interest rates. Berkshire Bank believes these risks, which have not had a material adverse effect on Berkshire Bank to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

         Berkshire Bank underwrites fixed- and variable-rate one- to four-family residential mortgage loans with loan-to-value ratios of up to 100% on a one- to two-family primary residence; up to 90% on a three- to four-family primary residence or a vacation home; and up to 75% on a condominium. A borrower is required to obtain private mortgage insurance on loans that exceed 80%, or 75% in the case of a condominium, of the appraised value or sales price, whichever is less, of the secured property. Berkshire Bank also generally requires fire, casualty, title, hazard insurance and, if appropriate, flood insurance to be maintained on all properties securing real estate loans made by Berkshire Bank. An independent licensed appraiser generally appraises all properties.

         Berkshire Bank also offers adjustable-rate home equity loans with an interest rate based on the prime rate as reported in The Wall Street Journal, which adjusts monthly. The combined loan-to-value ratio of home equity loans is generally limited to 80%. Second mortgages are also offered on owner-occupied primary or secondary residences and are adjustable-rate, either adjusting annually or with a five-year initial fixed period which adjusts annually thereafter, with terms up to 30 years.

         In an effort to provide financing for low- and moderate-income families, Berkshire Bank offers Federal Housing Authority, Veterans
Administration and Massachusetts Housing Finance Agency residential mortgage loans to qualified individuals with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by one- to four-family residential property and are underwritten using modified underwriting guidelines. Berkshire Bank also participates in the Good Samaritan Home Ownership Program, which is a non-profit venture established to advise and assist low- and middle-income families in the purchase of their first home in Berkshire County. Qualified individuals can obtain a 30 year fixed-rate mortgage loan on a one- to four-family, owner occupied property. Additionally, Berkshire Bank maintains its own First-Time Home Buyer loan program. This program offers one- and two-family residential mortgage loans to first-time home buyers. These loans are offered with initial five-year fixed-rates of interest which adjust annually thereafter with terms of up to 30 years.

         Construction Loans. At December 31, 2000, construction loans totaled $14.3 million, or 1.8% of Berkshire Bank's total loan portfolio, of which $5.8 million were residential construction loans and $8.5 million were commercial construction loans. At December 31, 2000, the unadvanced portion of construction loans totaled $12.4 million.

         Berkshire Bank originates construction loans to individuals for the construction and acquisition of personal residences. Berkshire Bank's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At December 31, 2000, the largest outstanding residential construction loan commitment was for $850,000, $335,500 of which was outstanding. This loan was performing according to its terms at December 31, 2000. Construction loans to individuals are generally made on the same terms as Berkshire Bank's one- to four-family mortgage loans.

         Before making a commitment to fund a residential construction loan, Berkshire Bank requires an appraisal of the property by an independent licensed appraiser. Berkshire Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

         Berkshire Bank also makes construction loans for commercial development projects, including multi-family, commercial properties, single-family subdivisions and condominiums. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursement of funds is at the sole discretion of Berkshire Bank and is based on the progress of construction. The maximum loan to value ratio for these loans depends upon the type of commercial development project being undertaken, but generally will not exceed 80%. At December 31, 2000, the largest outstanding commercial construction loan commitment was $6.0 million, of which $1.6 million was outstanding. The accommodation was granted to a non-profit organization for the renovation and upgrade of a 320 acre property in Stockbridge, Massachusetts. This loan was performing according to the terms at December 31, 2000.

         Berkshire Bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property; have loan to value ratios that are limited to 70% of the value of the land used for residential development and 65% of the value of the land used for commercial development (based on the lower of the acquisition price or the appraised value of the land) and are written with a fixed interest rate based on a margin over the prime rate as reported in The Wall Street Journal. Land loans are offered with a term of three years in which only interest is required to be paid each month. A balloon payment for the principal plus any accrued interest is due at the end of the three year period. Additionally, Berkshire Bank offers fully-amortized land loans with a term of 15 years. Berkshire Bank's land loans are generally secured by property in its primary market area. Berkshire Bank requires title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

         Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, Berkshire Bank may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, Berkshire Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

         Commercial and Multi-Family Real Estate Loans. Berkshire Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in Berkshire Bank's primary market area. Berkshire Bank's multi-family and commercial real estate loans may be made in amounts of up to 80% of the appraised value of the property or the selling price, whichever is less. Loans secured by single-family subdivisions and condominium projects may be made in amounts of up to 75% and 70%, respectively, of the appraised value of the property or selling price, whichever is less. Berkshire Bank's multi-family and commercial real estate loans may be made with terms of up to 20 years and substantially all of which are originated with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal. In reaching its decision on whether to make a multi-family or commercial real estate loan, Berkshire Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Berkshire Bank will also consider the term of the lease and the quality of the tenants. Berkshire Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans. Additionally, in larger real estate projects, it is recommended that a feasibility study be obtained to determine the viability of the project. A feasibility study is particularly important with respect to multi-family housing projects, hotel/motel construction and health care facilities. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The largest multi-family or commercial real estate loan in Berkshire Bank's portfolio at December 31, 2000 was a performing $5.7 million real estate loan secured by a motel located in Lenox, Massachusetts.

         Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Berkshire Bank seeks to minimize these risks through strict adherence to its underwriting standards.

Commercial Lending

         Commercial Loans. At December 31, 2000, Berkshire Bank had $167.0 million in commercial loans which amounted to 21.0% of total loans. In addition, at such date, Berkshire Bank had $48.5 million of unadvanced commercial lines of credit. Berkshire Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Berkshire Bank's largest commercial loan relationship was a $5.8 million loan to a long time customer secured by various types of business assets located in counties adjacent to Berkshire County in New York and Connecticut. This loan was performing according to its original terms at December 31, 2000.

         Berkshire Bank offers secured commercial term loans, which have a maturity of greater than one year and the payment of which is dependent on future earnings. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally less than seven years. Berkshire Bank also offers loans originated in order to finance a business' operating facility, lines of credit secured by business assets other than real estate, such as business equipment, inventory and accounts receivable, letters of credit, time notes and Small Business Administration guaranteed loans. Operating facility loans are revolving lines of credit secured by business assets other than real estate, such as business equipment, inventory, and accounts receivable. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Time notes are short-term loans, generally limited to 90 days which do not require payment of principal or interest until maturity.

         Berkshire Bank also offers a Business Manager Line of Credit. Unlike a traditional line of credit, the Business Manager Line is a program whereby Berkshire Bank purchases a customer's accounts receivable on a recourse basis. Berkshire Bank's income from the program arises primarily from: (1) service charges, which range from two to five percent, which are discounted from each receivable purchased, and (2) the interest, if any, charged to account debtors on unpaid balances. At December 31, 2000, Business Manager Lines of Credit totaled $1.4 million, or 0.8% of commercial loans. Additionally, the unadvanced amounts of Business Manager Lines of Credit totaled approximately $867,400.

         When making commercial business loans, Berkshire Bank considers the financial statements of the borrower, the borrower's payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, and viability of the industry in which the customer operates and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 95% of the value of the collateral securing the loan. Berkshire Bank generally does not make unsecured commercial loans.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Lending

         Automobile Lending. At December 31, 2000, automobile loans totaled $230.6 million, or 29.1% of Berkshire Bank's total loans and 81.5% of consumer loans. The Bank offers fixed-rate automobile loans on a direct and indirect basis with terms of up to 72 months for new and recent model used cars and up to 60 months for older model used cars. Berkshire Bank generally will make such loans up to 100% of the retail value shown in the NADA Used Car Guide. The interest rates offered differ depending on the age of the automobile and current interest rates offered by competitors.

         Berkshire  Bank  began  offering  indirect   automobile  loans  through
automobile dealers over eight years ago. Currently, Berkshire Bank maintains contractual relationships with over 100 new and used car dealers throughout western Massachusetts, northern Connecticut, eastern New York and southern Vermont. The substantial majority of such loans are secured by used automobiles. The large growth in the automobile portfolio in the past few years is primarily attributable to the addition of one automobile dealer in 1997 and two automobile dealers in 1998. These three dealers located in eastern New York, northern Connecticut and western Massachusetts, accounted for approximately 27.0% of the loans originated in 2000. Berkshire Bank has been selling automobile loans since 1998. Berkshire Bank anticipates that it will continue to sell a portion of its automobile loans in the secondary market for liquidity purposes and to manage the credit risk of the loan portfolio.

         Home Equity Lines of Credit and Other Consumer Loans. Berkshire Bank offers home equity lines of credit secured by owner-occupied one- to four-family residences. At December 31, 2000, home equity lines of credit totaled $34.5 million, or 4.3% of Berkshire Bank's total loans and 12.2% of consumer loans. Additionally, at December 31, 2000, the unadvanced amounts of home equity lines of credit totaled $35.4 million. The underwriting standards employed by Berkshire Bank for home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans will not be made if the borrower's first mortgage payment, monthly real estate payment and amortized equity line payment exceeds 25% of the borrower's gross monthly income. Additionally, the borrower's monthly debt cannot exceed 35% of the borrower's gross monthly income. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum combined loan-to-value ratio on home equity lines of credit is 80% for loans less than $200,000 and 60% for loans greater than $200,000. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five year period.

         Other consumer loans at December 31, 2000 amounted to $18.0 million, or 2.3% of Berkshire Bank's total loans and 6.4% of consumer loans. These loans include education, collateral, personal and unsecured loans, and second mortgage loans other than home equity loans. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities. Unsecured loans generally have a maximum borrowing limitation of $10,000 and a maximum term of five years.

         Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

         Loans to One Borrower. The maximum amount that Berkshire Bank may lend to one borrower is limited by statute. At December 31, 2000, Berkshire Bank's statutory limit on loans to one borrower was $24.9 million. At that date, Berkshire Bank's largest amount of loans to one borrower, including the borrower's related interests, was approximately $7.8 million and consisted of five loans secured by various types of business assets. These loans were performing according to their original terms at December 31, 2000.

         Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of Berkshire Bank's total loans at December 31, 2000, excluding the effect of future principal prepayments.

                                                                 At December 31, 2000
                                ---------------------------------------------------------------------------------------------
                                                          Commercial      Home
                                One-to                       and         Equity
                                 Four-     Construction  Multi-Family   Lines of      Other
                                Family          (1)      Real Estate     Credit    Automobile   Consumer   Commercial    Total
                                ---------------------------------------------------------------------------------------------
                                                                     (In thousands)
     Amounts due in:
        One year or less....     $  467       $14,268        $ 130      $ 1,898     $ 12,179    $ 1,015    $ 52,336   $ 82,293
        More than one year
           to three years...      2,025            22        5,406            -       33,565      4,874      15,796     61,688
        More than three
           years
           to five years....      1,594             -        5,749            -      131,095      7,282      13,441    159,161
        More than five
           years
           to 15 years......     71,565             -       36,352       15,338       53,809      3,084      43,649    223,797
        More than 15 years..    173,789             -       31,933       17,235            -      1,759      41,734    266,450
                               --------       -------      -------      -------     --------    -------    --------   --------
           Total amount due.   $249,440       $14,290      $79,570      $34,471     $230,648    $18,014    $166,956   $793,389
                               ========       =======      =======      =======     ========    =======    ========   ========

 (1) Includes residential and commercial construction loans.



         The following table sets forth, at December 31, 2000, the dollar amount of loans contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                          Due After December 31, 2001
                                                                 -----------------------------------------------
                                                                   Fixed           Adjustable          Total
                                                                 -----------------------------------------------
                                                                                 (In thousands)
              Real estate loans:
                 One- to four-family.....................          $ 88,675            $160,298        $248,973
                 Construction............................                22                   -              22
                 Commercial and multi-family.............             9,318              70,122          79,440
                                                                   --------            --------        --------
                    Total real estate loans..............            98,015             230,420         328,435
              Home equity loans..........................                 -              32,573          32,573
              Automobile.................................           218,469                   -         218,469
              Other consumer.............................            13,840               3,159          16,999
              Commercial loans...........................            11,057             103,563         114,620
                                                                   --------            --------        --------
                    Total loans..........................          $341,381            $369,715        $711,096
                                                                   ========            ========        ========


         Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give Berkshire Bank the right to declare loans immediately due and payable if, among other things, the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

         Loan Approval Procedures and Authority. Berkshire Bank's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Berkshire Bank's Board of Directors and management. The Board of Directors has authorized the following persons and groups of persons to approve loans up to the amounts indicated: several residential mortgage lenders have been delegated authority to approve residential mortgage loans ranging from $240,000 to $300,000; home equity lines of credit ranging from $50,000 to $100,000; unsecured consumer loans from $10,000 to $30,000; and secured consumer loans from $30,000 to $50,000. All one- to four-family mortgage loans and home equity lines of credit in amounts of up to $300,000, all secured consumer loans up to $50,000 and all unsecured installment loans up to $30,000, may be approved by the Chairman of the Board, the President, the Executive Vice President-Senior Loan Officer and the Senior Vice President-Retail Lending. All such loans in excess of these amounts require the approval of a majority of the members and the signature of two of the members of Berkshire Bank's Residential Mortgage Lending Committee, which consists of the President, the Executive Vice President-Senior Loan Officer, the Senior Vice President-Retail Lending, the Retail Loan

Administration Officer and the residential mortgage lenders. Combining any delegated approval authorities is permitted provided that individual limits may be combined only up to $600,000 for residential mortgage loan approvals without requiring the approval of the Residential Mortgage Lending Committee provided that residential mortgage loans approved by a combination of authorities must include the signature of either the Executive Vice President-Senior Loan Officer, the Senior Vice President-Retail Lending or the Senior Vice President-Commercial Lending. All residential loans in excess of $1.5 million require the approval of the Executive Committee of the Board of Directors or the full Board of Directors.

         The Board of Directors has delegated the authority to approve loans to several commercial loan officers in amounts ranging from $20,000 to $150,000 for secured commercial loans and in amounts ranging from $20,000 to $75,000 for unsecured commercial loans. All secured commercial loans in amounts up to $300,000 and unsecured commercial loans in amounts up to $175,000 may be approved by the Chairman of the Board, the President, the Executive Vice President-Senior Loan Officer, the Senior Vice Presidents of Lending and certain commercial loan managers. Such loans in excess of these amounts require the approval of a majority of the members of Berkshire Bank's Senior Lending Committee, which consists of the Executive Vice President-Senior Loan Officer, the Senior Vice Presidents of Lending and all commercial loan officers. The President and the Credit Administration Officer are non-voting members of the Senior Loan Committee. Delegated approval authorities may be combined. However, individual limits may be combined only up to $500,000 for commercial loan approvals without requiring approval of the Senior Lending Committee provided that commercial loans approved by a combination of authorities must include the signature of either the Executive Vice President-Senior Loan Officer, Senior Vice President-Commercial Lending or the Senior Commercial Lender. All commercial loans in excess of $1.5 million require the approval of the Executive Committee of the Board of Directors or the full Board of Directors.

         Loan  Originations,   Purchases  and  Sales.   Berkshire  Bank  lending
activities are conducted by its salaried and commissioned loan personnel and through its relationships with automobile dealers. Currently, Berkshire Bank has contractual relationships with over 100 automobile dealers who originate automobile loans for Berkshire Bank. Such loans are only made following an underwriting review and acceptance by Berkshire Bank. These loans are closed by the automobile dealer and immediately assigned to Berkshire Bank, who then services the loans. On loans originated by its automobile dealers, Berkshire Bank compensates the originator an amount by which the interest rate paid on the loan exceeds a specified threshold, up to a maximum of four points. The compensation is paid at the time the loan is closed and assigned to Berkshire Bank. For the fiscal years 2000 and 1999, Berkshire Bank originated or purchased $180.3 million and $129.4 million of automobile loans, respectively, of which 97.9% and 97.5% were originated indirectly through the automobile dealers. Berkshire Bank purchased consumer loans from a third party which originates loans through smaller automobile dealers. The consumer loans purchased from the third party are underwritten and closed by that third party. Berkshire Bank, however, also performs its own credit analysis before purchasing such loans. Berkshire Bank purchased $48.7 million of these consumer loans in 2000.

         From time to time, Berkshire Bank will purchase whole loans or participations in loans. The commercial real estate loans and other commercial loans participated in by Berkshire Bank are underwritten according to Berkshire Bank's own underwriting criteria and procedures and are generally purchased with the accompanying servicing rights. Berkshire Bank purchased $4.7 million of such loans in 2000. Amounts outstanding related to loan participation interests purchased by Berkshire Bank totaled $9.7 million and $3.5 million at December 31, 2000 and December 31, 1999, respectively, and consisted primarily of loans secured by commercial real estate.

         At December 31, 2000, Berkshire Bank was servicing $75.3 million of loans for others, consisting primarily of automobile and one-to four-family mortgage loans sold by Berkshire Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally between 25 basis points for one- to four-family mortgage loans and 100 basis points for automobile loans of the total balance of the loan being serviced.

         Berkshire Bank generally originates loans for portfolio but from time to time will sell loans in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio and liquidity needs. Historically, Berkshire Bank, from time to time, sold one-to four-family mortgage loans in the secondary market while retaining the servicing. However, in recent years Berkshire Bank has begun to primarily sell a portion of its automobile loans in the secondary market to a financial institution in Vermont. In 2000, Berkshire Bank sold $38.9 million of loans, which consisted primarily of automobile loans. Berkshire Bank currently anticipates that future loan sales will consist predominately of automobile loans. Generally, loans are sold without recourse, however,

$7.7 million of the aforementioned loans sold in 2000 were subject to recourse until nine months from their origination date. These loans remained as an asset for Berkshire Bank on December 31, 2000.

         The following table presents total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                   For the Year Ended December 31,
                                                                              -------------------------------------------
                                                                                 2000            1999            1998
                                                                              -------------------------------------------
                                                                                            (In thousands)
     Loans at beginning of period......................................         $673,918        $606,716        $497,884
                                                                                --------        --------        --------
        Originations:
           Real estate loans:
              One-to four-family ......................................           31,231          49,207          66,410
              Construction.............................................           25,071           7,199          10,978
              Commercial...............................................            2,289           9,478          24,454
               Multi-family.............................................           7,671           3,620             926
                                                                                --------        --------        --------
                 Total real estate loans...............................           66,262          69,504         102,768
                                                                                --------        --------        --------
           Consumer loans:
              Home equity lines of credit..............................            8,225          10,796          21,942
              Other (1)................................................          145,126         135,574         101,035
                                                                                --------        --------        --------
                 Total consumer loans..................................          153,351         146,370         122,977
           Commercial loans............................................           64,887          64,542          51,989
                                                                                --------        --------        --------
                 Total loans originated................................          284,500         280,416         277,734
                                                                                --------        --------        --------

        Purchases:
           Real estate loans:
              Multi-family.............................................                -             566           2,080
              Commercial real estate...................................            4,664           2,228              --
                                                                                --------        --------        --------
                 Total real estate loans...............................            4,664           2,794           2,080
           Consumer loans:
              Other (1)................................................           48,724          11,877           6,006
           Commercial loans............................................            3,175           1,088          15,567
                                                                                --------        --------        --------
                 Total loans purchased.................................           56,563          15,759          23,653
                                                                                --------        --------        --------

     Deduct:
           Principal loan repayments, repayments and other, net........          181,082         182,429         186,199
           Loan sales..................................................           38,942          44,308           5,590
           Net loan charge-offs........................................            1,488           2,085             544
           Transfers to real estate owned..............................               80             151             222
                                                                                --------        --------        --------
                 Total deductions......................................          221,592         228,973         192,555
                                                                                --------        --------        --------
     Net increase in loans.............................................          119,471          67,202         108,832
                                                                                --------        --------        --------
     Loans at end of period............................................         $793,389        $673,918        $606,716
                                                                                ========        ========        ========

(1)  Consists primarily of automobile loans.

         Loan  Commitments.  Berkshire  Bank  issues  loan  commitments  to  its
prospective   borrowers   conditioned  on  the  occurrence  of  certain  events.
Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2000, Berkshire Bank had loan commitments and unadvanced loans and lines of credit totaling $137.4 million.

         Loan Fees. In addition to interest earned on loans, Berkshire Bank receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         Berkshire Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31,

2000, Berkshire Bank had approximately $232,000 of net deferred loan fees and costs. Berkshire Bank amortized approximately $44,000 of net deferred loan fees and costs during the year ended December 31, 2000.

         Nonperforming Assets, Delinquencies and Impaired Loans. When a borrower fails to make a required loan payment, Berkshire Bank attempts to cure the deficiency by mailing a past due notice on the 10th day after payment is due. In most cases, delinquencies are cured promptly. If a delinquency continues beyond the 15th day after the payment is due, the loan will appear on a delinquency list and the account officer will contact the borrower. If a delinquency continues beyond the 30th day, the borrower is again contacted and if it is determined that the late payment is not a short-term cash flow problem, the account is reported to the Senior Workout Officer. While Berkshire Bank generally prefers to work with borrowers to resolve problems, Berkshire Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss.

         Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure, and all foreclosed and repossessed property that Berkshire Bank owns. Berkshire Bank generally ceases accruing interest on all loans when principal or interest payments are delinquent 90 days or more unless management determines the loan principal and interest to be fully-secured and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectible.

         On January 1, 1995, Berkshire Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--an amendment to SFAS No. 114." At December 31, 2000 and December 31, 1999, Berkshire Bank had a $395,000 and $1.5 million, respectively, recorded investment in impaired loans, which had no specific allowances and $71,000 and $50,000 in loans with valuation allowances of $4,000 and $14,000, respectively.

         The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                                             At December 31,
                                                           -----------------------------------------------------
                                                             2000       1999       1998      1997       1996
                                                           -----------------------------------------------------
                                                                          (Dollars in thousands)
     Nonaccruing loans:
        One- to four-family real estate...................     $ 390      $ 450    $1,272      $ 623      $ 766
        Commercial real estate............................        --         --     1,064        336      1,421
        Commercial........................................       466      1,572       612        613      2,619
        Consumer (1)......................................     2,013        819       542        584         39
                                                              ------     ------    ------     ------     ------
           Total nonperforming loans......................     2,869      2,841     3,490      2,156      4,845
     Real estate owned....................................        50        220       398        364      2,888
                                                              ------     ------    ------     ------     ------
           Total nonperforming assets.....................    $2,919     $3,061    $3,888     $2,520     $7,733
                                                              ======     ======    ======     ======     ======

     Total nonperforming loans as a percentage
        of total loans....................................     0.36%      0.42%     0.58%      0.43%      1.04%

     Total nonperforming assets as a percentage
        of total assets...................................     0.29%      0.36%     0.50%      0.40%      1.23%

(1)  Consists primarily of automobile loans.

         Interest income that would have been recorded for the year ended December 31, 2000 had nonaccruing loans been current according to their original terms amounted to approximately $291,000, $33,000 of which was included in interest income related to these loans.

         The following tables set forth the delinquencies in Berkshire Bank's loan portfolio as of the dates indicated.


                               At December 31, 2000             At December 31, 1999            At December 31, 1998
                          ---------------------------------------------------------------------------------------------------

                              60-89 Days    90 Days or More    60-89 Days     90 Days or More   60-89 Days    90 Days or More
                          ----------------  ---------------  --------------  ---------------- --------------  ---------------
                                 Principal        Principal       Principal       Principal        Principal       Principal
                           Number  Balance  Number Balance   Number Balance  Number Balance   Number Balance  Number Balance
                               of       of      of      of       of      of      of      of       of      of      of      of
                            Loans    Loans   Loans   Loans    Loans   Loans   Loans   Loans    Loans   Loans   Loans   Loans
                            -----    -----   -----   -----    -----   -----   -----   -----    -----   -----   -----   -----
                                                                 (Dollars in thousands)

Real estate loans:
   One- to four-family...       2   $ 154        2   $ 43        6  $ 384        1   $ 106       2    $169        4   $ 375
   Commercial............      --      --       --     --       --     --       --      --      --      --       --      --
   Multi-family..........      --      --       --     --       --     --       --      --      --      --        1      79
Consumer loans:
   Equity lines of credit       2      57        1     20       --     --       --      --      --      --        1      50
   All other (1).........     238   1,728      262  1,923       95    831      121     776      68     607       65     492
Commercial loans.........       4     129        3    149        6    335       11   1,168       2     150       19   1,397
                              ---  ------      --- ------      --- ------      ---  ------      --    ----       --  ------

      Total..............     246  $2,068      268 $2,135      107 $1,550      133  $2,050      72    $926       90  $2,393
                              ===  ======      === ======      === ======      ===  ======      ==    ====       ==  ======

Delinquent loans to
   total loans...........    0.60%   0.26%    0.66%  0.27%    0.34%  0.23%    0.43%   0.31%   0.29%   0.15%    0.36%   0.39%


(1)      Consists primarily of automobile loans.

         Real Estate Owned. Real estate acquired by Berkshire Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2000, Berkshire Bank had $50,000 of real estate owned, net, consisting primarily of a vacant manufacturing facility.

         Asset Classification. Regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified.

         There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified as substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." Berkshire Bank performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, Berkshire Bank regularly analyzes the losses inherent in its loan portfolio and its nonperforming loans in determining the appropriate level of the allowance for loan losses.

         The following table sets forth Berkshire Bank's classified assets at December 31, 2000.

                                              Loss                Doubtful            Substandard        Special Mention
                                      ------------------------------------------------------------------------------------
                                       Number                Number                Number               Number
                                         of      Principal     of      Principal     of     Principal     of     Principal
                                        Loans     Balance     Loans     Balance     Loans    Balance     Loans    Balance
                                      ------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
    Real estate loans:
        One- to four-family........        --        $--        --        $--         10      $ 470         2      $ 154
        Commercial.................        --         --        --         --          5      1,209         4      1,449
        Multi-family...............        --         --        --         --          3        725        --         --
     Consumer loans:
        Equity lines of credit.....         1         20        --         --         --         --         2         57
        Automobile.................        --         --        --         --        269      1,987       233      1,720
        All other..................        --         --        --         --          4          6         5          8
     Commercial loans..............        --         --         1         20         29      3,924        42      6,906
                                          ---        ---       ---        ---        ---     ------       ---    -------
           Total...................         1        $20         1        $20        320     $8,321       288    $10,294
                                          ===        ===       ===        ===        ===     ======       ===    =======

         At December 31, 2000, Berkshire Bank had no classified loans greater than $500,000 which were not performing according to their terms.

         Allowance for Loan Losses. In originating loans, Berkshire Bank recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Berkshire Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values and economic conditions.

         The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, management employs an independent third party to perform a review of all of Berkshire Bank's commercial loan relationships exceeding $1.0 million, all material credits on Berkshire Bank's watch list or classified as Substandard and a random sampling of new loans. The regulatory agencies, as an integral part of their examination process, also periodically review Berkshire Bank's allowance for loan losses. Such agencies may require Berkshire Bank to make additional provisions for estimated losses based upon judgments different from those of management.

         In assessing the allowance for loan losses, loss factors are applied to various pools of outstanding loans and certain unused commitments. Berkshire Bank segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, home equity, consumer, commercial). Loss factors are derived using Berkshire Bank's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

         In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management's objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

         Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Berkshire Bank believes it has established its existing allowance for loan losses in conformity with generally accepted in the United States of America accounting principles, there can be no assurance that regulators, in reviewing Berkshire Bank's loan portfolio, will not request Berkshire Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Berkshire Bank's financial condition and results of operations.

         The following table presents an analysis of Berkshire Bank's allowance for loan losses for the years indicated.

                                                                           At or For the Year Ended December 31,
                                                               ----------------------------------------------------------
                                                                  2000        1999         1998        1997        1996
                                                                ---------------------------------------------------------
                                                                               (Dollars in thousands)
     Allowance for loan losses, beginning of year..........       $8,534      $7,589      $6,078      $6,303      $6,484
                                                                  ------      ------      ------      ------      ------

     Charged-off loans:
        One- to four-family real estate....................           --         117          14          66         188
        Multi-family.......................................           --          --          --          82          --
        Commercial real estate.............................           19         297         253         959         103
        Consumer (1).......................................        1,422         731         311         699         363
        Commercial.........................................          469       1,208         234         490       1,754
                                                                  ------      ------      ------      ------      ------
           Total charged-off loans.........................        1,910       2,353         812       2,296       2,408

     Recoveries on loans previously charged off............          422         268         268         594         247
                                                                  ------      ------      ------      ------      ------
     Net loans charged off.................................        1,488       2,085         544       1,702       2,161
     Provision for loan losses.............................        3,170       3,030       2,055       1,477       1,980
                                                                  ------      ------      ------      ------      ------
     Allowance for loan losses, end of year................      $10,216      $8,534      $7,589      $6,078      $6,303
                                                                 =======      ======      ======      ======      ======

     Ratios:
     Net loans charged-off to interest-earning loans.......        0.19%       0.31%       0.09%       0.34%       0.47%
     Allowance for loan losses to total loans..............        1.29%       1.27%       1.25%       1.22%       1.35%
     Allowance for loan losses to nonperforming loans .....      356.08%     300.39%     217.45%     281.91%     130.09%
     Net loans charged-off to allowance
        for loan losses....................................       14.57%      24.43%       7.17%      28.00%      34.29%
     Recoveries to charge-offs.............................       22.09%      11.39%      33.00%      25.87%      10.26%



(1)  Consists primarily of automobile loans.

         The following table presents the approximate allocation of the allowance for loan losses by loan categories at the dates indicated and the percentage of such amounts to the total allowance and to total loans. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

                                                                      At December 31,
                          ----------------------------------------------------------------------------------------------------------
                                      2000                               1999                                 1998
                          ----------------------------------------------------------------------------------------------------------
                                    Percent of  Percent                Percent of   Percent                Percent of   Percent
                                    Allowance   of  Loans              Allowance    of  Loans               Allowance    of  Loans
                                    in Each     In Each                in Each      In Each                 in Each      In Each
                                    Category    Category to            Category     Category to             Category     Category to
                                    to Total    Total                  to Total     Total                   to Total     Total
                           Amount   Allowance   Loans        Amount    Allowance    Loans         Amount    Allowance    Loans
                          ----------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Real estate loans ...     $ 2,337     22.88%     43.27%     $ 2,322       27.20%      47.34%      $ 2,262       29.81%      49.51%
Consumer loans ......       4,528     44.32      35.69        2,867       33.60       30.97         2,339       30.82       28.38
Commercial ..........       3,351     32.80      21.04        3,345       39.20       21.69         2,988       39.37       22.11
                          -------    ------     ------      -------      ------      ------       -------      ------      ------
   Total allowance
      for loan losses     $10,216    100.00%    100.00%     $ 8,534      100.00%     100.00%      $ 7,589      100.00%     100.00%
                          =======    ======     ======      =======      ======      ======       =======      ======      ======
                                                                 At December 31,
                                         -----------------------------------------------------------------------
                                                        1997                          1996
                                         -----------------------------------------------------------------------
                                                     Percent                             Percent
                                                        of        Percent                   of        Percent
                                                     Allowance   of Loans                Allowance   of Loans
                                                      in Each     in Each                 in Each     in Each
                                                     Category   Category to              Category   Category to
                                                     to Total       Total                to Total      Total
                                             Amount  Allowance      Loans        Amount  Allowance     Loans
                                         -----------------------------------------------------------------------
                                                                   (Dollars in thousands)
                    Real estate loans....    $1,938      31.88%      54.21%      $1,866     29.60%      57.19%
                    Consumer loans.......     1,590      26.16       23.43        1,901     30.15       20.49
                    Commercial...........     2,550      41.96       22.36        2,536     40.25       22.32
                                             ------     ------      ------       ------    ------      ------
                       Total allowance
                          for loan losses    $6,078     100.00%     100.00%      $6,303    100.00%     100.00%
                                             ======     ======      ======       ======    ======      ======

Investment Securities Activities

         General. Under Massachusetts law, Berkshire Bank has authority to purchase a wide range of investment securities. As a result of changes in federal banking laws, however, financial institutions such as Berkshire Bank may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would pose no significant risk to the Bank Insurance Fund and Berkshire Bank is in compliance with applicable capital standards. In 1993, the Regional Director of the Federal Deposit Insurance Corporation approved a request by Berkshire Bank to acquire and retain certain listed stocks and/or registered stocks subject to certain conditions.

         Berkshire Bank's main source of income has been and will continue to be derived from its loan portfolio. The investment securities portfolio is primarily used to provide for Berkshire Bank's cash flow needs, to provide adequate liquidity to protect the safety of customer deposits and to earn a reasonable return on investment. The structure of the investment securities portfolio is based upon the composition and quality of the loan portfolio and Berkshire Bank's liquidity position and deposit structure.

         Berkshire Bank's investment securities policy divides investments into two categories, fixed income and equity portfolios. The primary objectives of the fixed income portfolio are to: (1) maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, including funding for loans; (2) safeguard against deposit outflows, reduced loan amortization and increased loan demand; and (3) manage interest rate risk. The fixed income securities portfolio primarily consists of debt issues, including corporate and municipal bonds, U.S. Government and agency obligations and mortgage-backed and asset-backed securities, including collateralized mortgage obligations and real estate mortgage investments conduits. A collateralized mortgage obligation is a mortgage-backed bond that separates mortgage pools into different maturities called "tranches." Tranches pay different rates of interest and can mature in a few months, or a few years. In return for a lower yield, collateralized mortgage obligations provide increased security about the life of the investment. However, in a lowering interest rate risk environment, collateralized mortgage obligations tend to be repaid before their expected maturities as prepayments increase. This may result in Berkshire Bank having to reinvest the funds at a lower interest rate. Real estate mortgage investments conduits, a type of collateralized mortgage obligation, are similar in that securities representing an undivided interest in such mortgages are issued. However, real estate mortgage investments conduits have more flexibility than other types of collateralized mortgage obligations as issuers can separate mortgage pools not only into different maturity classes but also into different risk classes. Approximately 76.7% of Berkshire Bank's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government, which carry lower credit risk than mortgage-backed securities of a private issuer. Other types of asset-backed securities in which Berkshire Bank invests are typically collateralized by the cash flow from a pool of auto loans, credit card receivables, consumer loans and other similar obligations. Both mortgage-backed and asset-backed securities carry market risk, the risk that rising market interest rates may cause a decrease in market value.

         The marketable equity securities portfolio is currently managed to produce capital gains through price appreciation and lowering taxable income through deductions permitted for a portion of dividends received. The total cost of the marketable equity securities portfolio is currently limited by the investment policy to 100% of Tier 1 capital. At December 31, 2000, the cost of the marketable equity securities portfolio, including restricted equity securities, totaled $19.7 million or 20.0% of its authorized limit and consisted primarily of bank, utility and industrial stocks. At December 31, 2000, the gross unrealized gains associated with the marketable equity securities portfolio were $31.6 million and the gross unrealized losses were $603,000. The marketable equity securities portfolio carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, Berkshire Bank's capital would decrease.

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Berkshire Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and included in accumulated other comprehensive income, net of taxes.

         The Executive Committee of the Board of Directors is responsible for developing and reviewing Berkshire Bank's investment policy. Investment decisions are made in accordance with Berkshire Bank's investment policy and are based upon the quality of a particular investment, its inherent risks, Berkshire Bank's liquidity needs, prospects for yield and/or appreciation and the potential tax consequences. While general investment strategies are developed and authorized by the Executive Committee, the execution of specific investment actions and the day-to-day oversight of Berkshire Bank's investment portfolio rests with the Chairman, President and Treasurer. These officers are authorized to execute investment transactions up to specified limits based on the type of security without the prior approval of the Executive Committee. However, such purchases require the ratification of the Executive Committee at their next scheduled meeting. The Board of Directors receives a monthly report of all securities transactions made during the previous month.

         Berkshire Bank's investment policy allows the use of certain hedging strategies, including the purchase of options in an effort to increase the return and decrease the risk on the securities portfolio. Berkshire Bank has used covered call option strategies in the past and will continue to do so in the future. Berkshire Bank has not emphasized interest rate futures or options on futures as part of its interest rate hedging strategies. If circumstances warrant the use of such derivative instruments in the future, Berkshire Bank's current investment securities policy would be amended to specifically authorize such transactions and provide limitations on such investments.

         The following table presents the amortized cost and fair value of Berkshire Bank's available for sale securities, by type of security, at the dates indicated.

                                                                             At December 31,
                                                   ---------------------------------------------------------------------
                                                           2000                    1999                    1998
                                                   ---------------------------------------------------------------------
                                                   Amortized      Fair     Amortized      Fair     Amortized      Fair
                                                      Cost        Value       Cost        Value       Cost        Value
                                                   ---------------------------------------------------------------------
                                                                              (In thousands)
     Investment securities:
        Obligations of U.S. Treasury and
            U.S. Government agencies...........      $10,146     $10,106     $10,986     $10,711     $12,243     $12,286
        Corporate bonds and notes..............       31,750      31,034      31,177      30,634      18,054      18,073
        Asset-backed securities................        1,986       1,998       3,253       3,207       2,639       2,604
        Marketable equity securities...........       12,022      43,060      10,454      38,399      10,538      39,786
                                                     -------     -------     -------     -------     -------     -------
           Total investment securities.........       55,904      86,198      55,870      82,951      43,474      72,749
                                                     -------     -------     -------     -------     -------     -------
     Mortgage-backed securities:
        Freddie Mac............................        2,203       2,257       2,469       2,493       3,591       3,654
        Fannie Mae.............................        2,619       2,670       1,604       1,618       2,124       2,188
        Private label REMICs...................        8,022       8,049       5,878       5,841      14,877      14,886
        Ginnie Mae.............................          133         135         180         181         293         297
                                                     -------     -------     -------     -------     -------     -------
          Total mortgage-backed securities....        12,977      13,111      10,131      10,133      20,885      21,025
                                                     -------     -------     -------     -------     -------     -------
           Total available-for-sale securities.      $68,881     $99,309     $66,001     $93,084     $64,359     $93,774
                                                     =======     =======     =======     =======     =======     =======




         The following table presents the amortized cost and fair value of Berkshire Bank's held for maturity securities, by type of security, at the dates indicated.

                                                                              At December 31,
                                                -----------------------------------------------------------------------
                                                           2000                     1999                      1998
                                                 -----------------------------------------------------------------------
                                                 Amortized      Fair       Amortized      Fair      Amortized     Fair
                                                     Cost        Value         Cost        Value        Cost      Value
                                                 -----------------------------------------------------------------------
                                                                              (In thousands)
     Investment securities:
        Obligations of U.S. Treasury and
           U.S. Government agencies............     $     --     $    --     $    --     $    --      $    --    $    --
        Municipal notes........................       10,825      10,825       6,720       6,720        6,997      6,997
        Other bonds and notes..................           --          --          --         --            --         --
                                                     -------     -------     -------     -------      -------    -------
           Total investment securities.........       10,825      10,825       6,720       6,720        6,997      6,997
                                                     -------     -------     -------     -------      -------    -------
     Mortgage-backed securities:
        Freddie Mac............................       10,686      10,726       5,368       5,334        8,642      8,643
        Fannie Mae.............................       10,466      10,533       4,352       4,303        7,306      7,288
        Ginnie Mae.............................          261         258         574         565          835        828
                                                     -------     -------     -------     -------      -------    -------
           Total mortgage-backed securities....       21,413      21,517      10,294      10,202       16,783     16,759
                                                     -------     -------     -------     -------      -------    -------
           Total held-to-maturity securities...      $32,238     $32,342     $17,014     $16,922      $23,780    $23,756
                                                     =======     =======     =======     =======      =======    =======



         At December 31, 2000, Berkshire Bank did not own any investment or mortgage-backed securities of a single issuer, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of Berkshire Bank's capital at that date.

         The following presents the activity in the investment securities and mortgage-backed securities portfolios for the years indicated.

                                                                                For the Year Ended December 31,
                                                                        ------------------------------------------------
                                                                            2000             1999              1998
                                                                        ------------------------------------------------
                                                                                        (In thousands)
     Investment securities:
     Investment securities, beginning of year.....................           $89,671          $79,746           $63,539
                                                                            --------         --------          --------
     Purchases....................................................            91,904           34,636            56,472
     Sales........................................................          (32,431)          (2,440)          (16,554)
     Maturities and calls.........................................          (52,314)         (16,646)          (27,220)
     Net (premium)/discount.......................................           (3,020)          (3,426)           (3,373)
     (Decrease)/increase in unrealized gain.......................             3,213          (2,199)             6,882
                                                                            --------         --------          --------
        Net increase in investment securities.....................             7,352            9,925            16,207
                                                                            --------         --------          --------
           Investment securities, end of year.....................            97,023           89,671            79,746
                                                                            --------         --------          --------

     Mortgage-backed securities:
     Mortgage-backed securities, beginning of year................            20,427           37,808            42,914
                                                                            --------         --------          --------
     Purchases....................................................            32,707           18,256            58,638
     Maturities and calls.........................................                --               --                --
     Repayments and prepayments...................................          (18,794)         (36,246)          (62,592)
     Net (premium)/discount.......................................                52              742           (1,122)
     (Decrease)/increase in unrealized gain.......................               132            (133)              (30)
                                                                            --------         --------          --------
        Net (decrease)/increase in mortgage-backed securities.....            14,097         (17,381)           (5,106)
                                                                            --------         --------          --------
           Mortgage-backed securities, end of year................            34,524           20,427            37,808
                                                                            --------         --------          --------
              Total securities, end of year.......................          $131,547         $110,098          $117,554
                                                                            ========         ========          ========

         The  following  table  presents  certain   information   regarding  the
amortized cost, weighted average yields and estimated maturities or periods to repricing of Berkshire Bank's debt securities at December 31, 2000.


                                                                     At December 31, 2000
                               -----------------------------------------------------------------------------------------------------

                                                      More than One       More than Five        More than Ten
                               One Year or Less     Year to Five Years  Years to Ten Years          Years               Total
                               -----------------------------------------------------------------------------------------------------
                                         Weighted            Weighted              Weighted             Weighted            Weighted
                               Amortized  Average  Amortized  Average   Amortized   Average  Amortized   Average  Amortized  Average
                                    Cost    Yield       Cost    Yield        Cost     Yield       Cost     Yield       Cost    Yield
                               -----------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Investment securities:
   Obligations of U.S.
   Treasury and U.S. Government
     agencies .................   $1,288   5.24%      $7,597   6.04%     $1,158      5.76%    $  103      9.30%    $10,146     5.94%
   Mortgage-backed securities..   19,470   7.00       12,722   7.39         933      8.20      1,265      8.28      34,390     7.22
   Municipal notes.............    6,084   4.93          225   5.70       1,377      7.02      3,139      6.46      10,825     5.65
   Corporate bonds and notes...    9,423   6.72       19,489   6.86       1,002      6.35      1,836      7.07      31,750     6.81
   Asset-backed securities.....    1,628   7.20          358   7.53          --        --         --        --       1,986     7.26
                                 -------             -------             ------               -------              -------
         Total.................  $37,893   6.55%     $40,391   6.87%     $4,470      6.79%    $ 6,343     7.05%    $89,097     6.74%
                                 =======             =======             ======               =======              =======



Deposit Activities and Other Sources of Funds

         General. Deposits are the major external source of funds for Berkshire Bank's lending and other investment activities. In addition, Berkshire Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Berkshire Bank uses borrowings from the Federal Home Loan Bank of Boston as a source of funding for loan and securities investment activity. To a lesser extent, Berkshire Bank also utilizes retail repurchase agreements as a source of funds.

         Deposit Accounts. Substantially all of Berkshire Bank's deposits are generated from the areas surrounding its branch offices. Berkshire Bank offers a wide variety of deposit accounts with a range of interest rates and terms. Berkshire Bank's deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and certificates of deposit. The maturities of Berkshire Bank's certificate of deposit accounts range from  three  months to ten  years.  In  addition,  Berkshire  Bank  offers retirement accounts, including Traditional IRAs, Roth IRAs, Simple IRAs, Self-Directed IRAs and Keogh accounts, simplified employee pension plan, profit-sharing qualified plan and money purchase pension plan accounts. Berkshire Bank also offers commercial business products to small businesses operating within its primary market area. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. Berkshire Bank reviews its deposit mix and pricing on a weekly basis.

         Berkshire Bank also offers a variety of deposit accounts designed for the businesses operating in its market area. Berkshire Bank's business banking deposit products include a commercial checking account which provides an earnings credit to offset monthly service charges and a checking account specifically designed for small businesses. Additionally, Berkshire Bank offers sweep accounts and money market accounts for businesses and IOLTA interest checking and escrow accounts. Berkshire Bank has sought to increase its commercial deposits through the offering of these products, particularly to its commercial borrowers and to the municipalities that participate in its government banking program.

         Berkshire Bank believes it offers competitive interest rates on its deposit products. Berkshire Bank determines the rates paid based on a number of factors, including rates paid by competitors, Berkshire Bank's need for funds and cost of funds, Berkshire Bank's current asset/liability structure, the amount of maturing deposits and movements of market interest rates. Berkshire Bank currently does not utilize brokers to obtain deposits but may choose to do so in the future. At December 31, 2000, Berkshire Bank had no brokered deposits.

         In the unlikely event Berkshire Bank is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to Berkshire Hills as the sole stockholder of Berkshire Bank.

         The following table presents the deposit activity of Berkshire Bank for the years indicated.

                                                                             For the Year Ended December 31,
                                                                       -----------------------------------------
                                                                         2000             1999             1998
                                                                       -----------------------------------------
                                                                                    (In thousands)
            Increase before interest credited................          $21,224           $9,797          $85,460
             Interest credited................................          27,603           23,848           22,601
                                                                       -------          -------         --------
                  Net increase...............................          $48,827          $33,645         $108,061
                                                                       =======          =======         ========


         At December 31, 2000, Berkshire Bank had certificate of deposit accounts in amounts of $100,000 or more maturing as follows:


                                                                                          Weighted
                                                                                          Average
                         Maturity Period                                   Amount         Rate
                         --------------------------------------------------------------------------
                                                                            (Dollars in thousands)
                         Three months or less.................              $20,469           6.02%
                         Over 3 months through 6 months.......               20,668           6.19
                         Over 6 months through 12 months......               26,993           6.37
                         Over 12 months.......................               39,283           6.73
                                                                           --------
                               Total..........................             $107,413           6.53%
                                                                           ========


         The following table presents information concerning average balances and weighted average interest rates on Berkshire Bank's deposit accounts for the years indicated.

                                                             For the Year Ended December 31,
                               ------------------------------------------------------------------------------------------
                                            2000                         1999                          1998
                               ------------------------------------------------------------------------------------------
                                         Percent                        Percent                        Percent
                                         of Total   Weighted            of Total   Weighted            of Total   Weighted
                                Average  Average    Average    Average  Average    Average    Average  Average    Average
                                Balance  Deposits     Rate     Balance  Deposits     Rate     Balance  Deposits     Rate
                               ------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
     Money market accounts...  $ 106,058   15.09%     4.43%    $84,971   12.88%    3.73%      $62,043    10.72%      3.50%
     NOW accounts............     75,673   10.76      1.05      73,615   11.16      1.13       60,039    10.37        1.94
     Savings (1).............    143,357   20.39      3.19     142,193   21.55      3.07      129,020    22.30        3.04
     Certificates of deposit.    301,920   42.94      5.81     291,344   44.16      5.34      271,959    47.00        5.64
     Demand accounts.........     76,060   10.82       --       67,563   10.25        --       55,585     9.61          --
                                --------  ------               --------  ------              --------   ------
           Total.............   $703,068  100.00%     3.93%   $659,686  100.00%     3.62%    $578,646   100.00%      3.91%
                                ========  ======              ========  ======               ========   ======



(1)  Includes mortgagors' escrow accounts.


         Certificates of Deposit by Rates and Maturities. The following table presents the amount of certificate accounts categorized by rates and maturities, for the periods and years indicated.

                                    Period to Maturity from December 31, 2000
                                   ------------------------------------------
                                   Less than     One to      Two to     Over                 Total at December 31,
                                      One         Two        Three      Three         ----------------------------------
                                      Year       Years       Years      Years           2000         1999          1998
                                   -------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
     0.00-4.00%..............       $     --    $    --     $    --      $     5      $      5    $    851      $  1,095
     4.01-5.00%..............          3,786        151          36            -         3,973     108,037        61,510
     5.01-6.00%..............         83,469     11,908       1,341        4,975       101,693     154,861       188,280
     6.01-7.00%..............        139,326     38,845      12,716       14,699       205,586      22,242        27,626
     7.01% and above.........             15      7,076          11        1,414         8,516       9,312        12,146
                                    --------    -------     -------      -------      --------    --------      --------
               Total..........      $226,596    $57,980     $14,104      $21,093      $319,773    $295,303      $290,657
                                    ========    =======     =======      =======      ========    ========      ========


         Borrowings. Berkshire Bank utilizes advances from the Federal Home Loan Bank of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, Berkshire Bank is required to own capital stock in the Federal Home Loan Bank of Boston and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At
December 31, 2000, Berkshire Bank had the ability to borrow a total of approximately $246 million from the Federal Home Loan Bank of Boston. At that date, Berkshire Bank had outstanding advances of $101.4 million. In addition, Berkshire Bank had a $2.0 million repurchase agreement line of credit to be secured by securities or other assets of Berkshire Bank with the Depositors Insurance Fund. Berkshire Bank only intends to use this line of credit on an emergency basis to solve a funding problem. At December 31, 2000, Berkshire Bank had no outstanding borrowings against this agreement.

         Berkshire Bank offers retail repurchase agreements to selected higher balance customers and certain municipalities. These agreements are direct obligations of Berkshire Bank to repay at maturity or on demand the purchase price of an undivided interest in a U.S. Government or agency security owned by Berkshire Bank. Since these agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2000, such retail repurchase agreement borrowings totaled $2.0 million.

         The following tables present certain information regarding Berkshire Bank's Federal Home Loan Bank advances during the periods and at the dates indicated.

                                                                              Year Ended December 31,
                                                                      -----------------------------------------
                                                                       2000             1999             1998
                                                                      -----------------------------------------
                                                                              (Dollars in thousands)
             Maximum amount of advances
                outstanding at any month end.................         $112,158         $76,861          $42,892
             Approximate average advances
                outstanding..................................           92,567          50,951           23,941
             Approximate weighted average rate
                paid on advances.............................            6.23%           5.49%            5.07%


                                                                                    At December 31,
                                                                      -----------------------------------------
                                                                         2000             1999             1998
                                                                      -----------------------------------------
                                                                              (Dollars in thousands)
             Balance outstanding at end of year..............         $101,386         $58,928          $29,590
             Weighted average rate on advances...............            6.18%           5.64%            4.52%


Trust Services

         Berkshire Bank maintains the Asset Management/Trust Department Group as a department within Berkshire Bank which primarily provides trust and investment services to individuals, partnerships, corporations and institutions and also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. Berkshire Bank believes that the trust department allows it to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Berkshire Bank's operating strategy, Berkshire Bank will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. Berkshire Bank has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At December 31, 2000, the trust department managed 665 accounts with aggregate assets of $268.8 million, of which the largest relationship totaled $9.0 million, or 3.3% of the trust department's total assets, at December 31, 2000. Trust fees were unchanged at $1.7 million in 2000. However, 1999 benefited from a one-time adjustment of $245,000 made in connection with a change in accounting for trust fees from a cash to an accrual basis.

Government Banking

         In 1998, Berkshire Bank began offering full-service government banking for cities, towns and municipal school districts in western Massachusetts, eastern New York, northern Connecticut and southern Vermont. Berkshire Bank offers municipalities all aspects of financial advisory services for the sale of notes and bonds, actively working with bond counsel, rating agencies, consulting agencies and bond buyers. Additionally, Berkshire Bank offers a wide range of commercial deposit products and checking accounts, as well as the origination of payroll accounts. At December 31, 2000, Berkshire Bank was working with approximately 35 municipalities. For 2000, government banking generated $82,209 of net fee income compared to $94,500 for 1999.

Personnel

         As of December 31, 2000, Berkshire Bank had 250 full-time employees and 39 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Subsidiary Activities

         The following are descriptions of Berkshire Bank's wholly owned active subsidiaries, which are indirectly owned by Berkshire Hills.

         G.B.S.B., Inc. G.B.S.B., Inc. was established in August 1990 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. G.B.S.B. was qualified as a "securities corporation" for Massachusetts income tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. As of December 31, 2000, G.B.S.B., Inc. had assets totaling $49.7 million, consisting primarily of state and municipal bonds and bank, utility and industrial stocks.

         North Street Securities Corporation. North Street, originally named GBSB Leasing Corporation, was established in January 1984 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. North Street was qualified as a "securities corporation" for Massachusetts income tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. As of December 31, 2000, North Street had assets totaling $35.0 million, consisting primarily of corporate bonds and private label REMICs.

         Gold Leaf Insurance Agency and Gold Leaf Investment Services. In May 2000, Berkshire Bank formed two subsidiaries designed to offer insurance and investment products to its customers. Gold Leaf Insurance Agency opened in September of 2000. Gold Leaf Investment Services, while formed in 2000, will begin operations in the first quarter of 2001.

                           REGULATION AND SUPERVISION

General

         As a savings bank chartered by the Commonwealth of Massachusetts, Berkshire Bank is extensively regulated under state law with respect to many aspects of its banking activities by the Massachusetts Banking Commissioner. In addition, as a bank whose deposits are insured by the Federal Deposit Insurance Corporation through the Bank Insurance Fund, Berkshire Bank must pay deposit insurance assessments and is examined and supervised by the Federal Deposit
Insurance Corporation. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Bank, not bank stockholders.

         The Company is also required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision, the Massachusetts Banking Commissioner and the Securities and Exchange Commission under the federal securities laws. The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations.

         The Bank is and the Company, as a savings and loan holding company, are extensively regulated and supervised. Regulations, which affect the Bank on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Massachusetts Banking Commissioner, the State of Massachusetts, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material impact on the Company, the Bank and its operations.

Massachusetts Banking Laws and Supervision

         Massachusetts savings banks are regulated and supervised by the Massachusetts Banking Commissioner. The Massachusetts Banking Commissioner is required to regularly examine each state-chartered bank. The approval of the Massachusetts Banking Commissioner is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Banking Commissioner may be sanctioned. The Massachusetts Banking Commissioner may suspend or remove directors, trustees or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

         All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund and as such must pay its assessments. The Deposit Insurance Fund is a private deposit insurer which insures all deposits in member banks in excess of FDIC deposit insurance limits. In addition, the Mutual Savings Central Fund, Inc. acts as a source of liquidity to its members in supplying them with low-cost funds, and purchasing qualifying obligations from them.

         The powers which Massachusetts-chartered savings banks can exercise under these laws are summarized below.

         Lending Activities. A Massachusetts-chartered savings bank may make a wide variety of mortgage loans. Fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security. Loans to individual borrowers generally must be limited to 20% of the total of a bank's capital accounts and stockholders' equity.

         Investments Authorized. Massachusetts-chartered savings banks have broad investment powers under Massachusetts law, including so-called "leeway" authority for investments that are not otherwise specifically authorized. The investment powers authorized under Massachusetts law are restricted by federal law to permit, in general, only investments of the kinds that would be permitted for national banks. Berkshire Bank has authority to invest in all of the classes of loans and investments that are permitted by its existing loan and investment policies.

         Payment of Dividends. A savings bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by Massachusetts conversion regulations.

         Parity Regulation. The Massachusetts regulation on parity with national banks establishes procedures allowing state-chartered banks to exercise additional or more flexible parallel powers granted to national banks under federal law which are not otherwise permitted under state law. The procedures and requirements for engaging in such activities range from an application process, expedited review and notice process to activities requiring no application or notice whatsoever. The applicable procedures and requirements vary according to the nature of the activity to be engaged in and the capitalization of the bank. Berkshire Bank is eligible to engage in certain of the above-referenced activities within the limits of the applicable requirements of Massachusetts regulation.

Federal Regulations

         Capital Requirements. Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as Berkshire Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

         Berkshire  Bank must also  comply with the  Federal  Deposit  Insurance
Corporation risk-based capital guidelines. The Federal Deposit Insurance Corporation guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as Berkshire Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weighting of 100%.

         State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.

         The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

         As a savings and loan holding company regulated by the Office of Thrift Supervision, Berkshire Hills is not, under current law, subject to any separate regulatory capital requirements.

         Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines
Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities

         Since  the  enactment  of the  Federal  Deposit  Insurance  Corporation
Improvement Act, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, state chartered banks, such as Berkshire Bank, may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The Federal Deposit Insurance Corporation has recently adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These revisions, among other things, streamline the application procedures for healthy banks and impose quantitative and qualitative restrictions on a bank's dealings with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the Federal Deposit Insurance Corporation, must have been divested by December 19, 1996, under a Federal Deposit Insurance Corporation-approved divestiture plan, unless such investments were grandfathered by the Federal Deposit Insurance Corporation. Berkshire Bank received grandfathered authority from the Federal Deposit Insurance Corporation in February 1993 to invest in listed stocks and/or registered shares. However, the maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation's regulations, or the maximum amount permitted by Massachusetts law, whichever is less. The Federal Deposit Insurance Corporation also required that Berkshire Bank provide prior notice to the agency if it increases the holdings of listed stock and/or registered shares as a percentage of Tier 1 equity capital by 25%. Such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation's determination that such investments pose a safety and soundness risk to Berkshire Bank or if Berkshire Bank converts its charter or undergoes a change in control. As of December 31, 2000, Berkshire Bank had securities with a market value of $50.8 million which were held under such grandfathering authority.

Interstate Banking and Branching

         The Gramm-Leach-Bliley Act of 1999 imposed certain conditions on state bank investments in subsidiaries that are engaged in activities permitted for national banks to conduct through a "financial subsidiary" under the legislation.

         Beginning June 1, 1997, the Interstate Banking Act permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, beginning June 1, 1997, the Interstate Banking Act permitted a bank, such as the Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state had opted out of the Interstate
Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

Prompt Corrective Regulatory Action

         Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

         The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2000, Berkshire Bank was a "well capitalized" institution.

         "Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. No institution may make a capital distribution, including payment as a dividend, if it would be "undercapitalized" after the payment. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates

         Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term "covered transaction" includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

         Further, Section 22(h) of the Federal Reserve Act restricts an institution with respect to loans to directors, executive officers, and principal stockholders ("insiders"). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to Berkshire Bank's employees and does not give preference to the insider over the employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Enforcement

         The Federal Deposit Insurance Corporation has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

         The Federal Deposit Insurance Corporation has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." See "--Prompt Corrective Regulatory
Action." The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution's financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

         The Federal Deposit Insurance Corporation has adopted a risk-based insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. Bank Insurance Fund members had been assessed about 1.2 basis points, which is generally 20% of the amount charged Savings Association Insurance Fund members. Effective January 1, 2000, full pro rata sharing of the payments between Bank Insurance Fund members and Savings Association Insurance Fund members commenced and totaled 2.07 basis points for the year. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of the Bank.

         The Federal Deposit Insurance Corporation may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Berkshire Bank, as a member of the Depositor Insurance Fund, is also subject to its assessments. See " - Massachusetts Banking Laws and Supervision."

Federal Reserve System

         The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.8 million less an exemption of $5.5 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.8 million, the reserve requirement is $1.1 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The Bank is in compliance with these requirements.


Community Reinvestment Act

         Under the Community Reinvestment Act, as implemented by Federal Deposit Insurance Corporation regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. Berkshire Bank's latest Community Reinvestment Act rating received from the Federal Deposit Insurance Corporation was "Outstanding."

         The Bank is also subject to similar obligations under Massachusetts law which has an additional CRA rating category. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. Berkshire Bank's latest Massachusetts Community Reinvestment Act received from the Massachusetts Division of Banks was "Outstanding."

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Berkshire Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Boston, whichever is greater. Berkshire Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2000 of $5.7 million.

         The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2000, 1999, 1998, 1997 and 1996, cash dividends from the Federal Home Loan Bank of Boston to Berkshire Bank amounted to approximately $332,700, $180,900, $163,600, $155,000 and $155,600, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Holding Company Regulation

         Federal law allows a state savings bank that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners' Loan Act. Such election allows its holding company to be regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. The Bank made such election and the Company is a nondiversified savings and loan holding company within the meaning of the Home Owners' Loan Act. The Company is registered with the Office of Thrift Supervision and has adhered to the Office of Thrift Supervision's regulations and reporting requirements. In addition, the Office of Thrift Supervision may examine and supervise the Company and the Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the Office of Thrift Supervision at least 30 days before declaring any dividend to the Company. By regulation, the Office of Thrift Supervision may restrict or prohibit the Bank from paying dividends.

         The Company is a unitary savings and loan holding company under federal law because the Bank is its only insured subsidiary. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. The Company is subject to these activities restrictions. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. The Home Owners' Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act.

         The Home Owners' Loan Act prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of Berkshire Hills and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

         To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2000 Berkshire Bank maintained in excess of 73.1% of its portfolio assets in qualified thrift investments.

         Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with any regulation under the Massachusetts law. The term "bank holding company," for the purposes of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan associations and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merges with another bank holding company. Although the Company is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% or more of the voting stock of another banking institution or bank holding company would cause it to become such. The Company has no current plan or arrangement to acquire ownership or control, directly or indirectly, of 25% or more of the voting stock of another banking institution.

Federal Securities Laws

         The  Company's  common  stock is  registered  with the  Securities  and
Exchange Commission under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

         Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

FEDERAL AND STATE TAXATION ON INCOME

Federal Income Taxation

         General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and the Bank in the same manner as to other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1996. For its 2000 tax year, Berkshire Bank's maximum federal income tax rate was 35%.

         Bad Debt Reserves. For fiscal years beginning before December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

         Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $844,000 of the Bank's accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a "non-dividend distribution" to the Company as described below.

         Distributions. If the Bank makes "non-dividend distributions" to the Company, they will be considered to have been made from the Bank's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the "non-dividend distributions," and then from the Bank's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's taxable income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

         Massachusetts Taxation. The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except no deduction is allowed for taxes paid to the state which are based on income. Carryforwards and carrybacks of net operating losses are not allowed.

         A financial institution or business corporation is generally entitled to special tax treatment as a "security corporation," provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a "security corporation" by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Code must pay a tax equal to 1.32% of its gross income. Two of the Bank's subsidiaries, North Street Securities Corporation and G.B.S.B., Inc., are Massachusetts security corporations.

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of Berkshire Hills and Berkshire Bank.

     Name                                Age (1)        Position
     ------------------------            -------        -------------------------------------
     James A. Cunningham, Jr.               50          President and Chief Executive Officer
     Robert A. Wells                        61          Chairman of the Board
     Michael P. Daly                        39          Executive Vice President
     Charles F. Plungis, Jr.                49          Senior Vice President, Treasurer and Chief Financial Officer
     Susan M. Santora                       47          Executive Vice President


----------------------------
(1)  As of December 31, 2000

         The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Biographical Information

         James A. Cunningham, Jr. serves as President and Chief Executive Officer of the Company and Berkshire Bank. Mr. Cunningham was President and Chief Executive Officer of Great Barrington Savings Bank prior to its merger with Berkshire County Savings Bank in May 1997.

         Robert A. Wells is Chairman of the Board of the Company and Berkshire Bank. Mr. Wells served as President and Chief Executive Officer of Berkshire County Savings Bank prior to its merger with Great Barrington Savings Bank in May 1997.

         Michael P. Daly is Executive Vice President and Senior Loan Officer of Berkshire Bank and Executive Vice President of the Company. Before being named to these positions, Mr. Daly served as Senior Vice President of Commercial
Banking. Prior to the merger of Berkshire County Savings Bank and Great Barrington Savings Bank, Mr. Daly was in charge of commercial lending, consumer lending and operations at Berkshire County Savings Bank.

         Charles F. Plungis, Jr. is Senior Vice President, Treasurer and Chief Financial Officer of the Company and Berkshire Bank. Prior to the merger of Berkshire County Savings Bank and Great Barrington Savings Bank, Mr. Plungis was Senior Vice President and Treasurer of Great Barrington Savings Bank.

         Susan M. Santora is Executive Vice President of Retail Banking of Berkshire Bank and Executive Vice President of the Company. Prior to the merger of Berkshire County Savings Bank and Great Barrington Savings Bank, Ms. Santora was Vice President of Great Barrington Savings Bank.

ITEM 2   PROPERTIES

         The Company and the Bank currently conducts their business through the main office located in Pittsfield, Massachusetts, and 11 other full-service banking offices and one other facility listed below. The Company and the Bank believe that their facilities are adequate to meet their present and immediately foreseeable needs.


                                                                                                           Net Book Value
                                                                                                           of Property
                                                                 Original                                   or Leasehold
     Location                                       Lease          Year               Date of              Improvements at
                                                     Or           Leased               Lease                 December 31,
                                                     Own          Acquired          Expiration                    2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                                            (In thousands)
     Main Office:
     24 North Street                                 Own            1898                    --                   $1,939
     Pittsfield, Massachusetts

     Banking Offices:
     244 Main St.                                    Own            1950                    --                      912
     Great Barrington, Massachusetts

     103 North Main Street                           Own            1966                    --                      221
     Sheffield, Massachusetts

     Old Town Hall                                  Lease           1969                  2030                      177
     Pittsfield, Massachusetts

     Allendale Shopping Center                      Lease           1970                  2001                       59
     Pittsfield, Massachusetts

     2 Depot Street                                  Own            1975                    --                      116
     W. Stockbridge, Massachusetts

     165 Elm Street                                  Own            1977                    --                      311
     Pittsfield, Massachusetts

     255 Stockbridge Road                            Own            1985                    --                      277
     Great Barrington, Massachusetts

     37 Main Street                                 Lease           1985                  2005(1)                   376
     North Adams, Massachusetts

     1 Park Street                                   Own            1991                    --                      243
     Lee, Massachusetts

     32 Main Street                                  Own            1991                    --                      306
     Stockbridge, Massachusetts

     66 West Street                                 Lease           1998                  2015(1)                    96
     Pittsfield, Massachusetts

     Other Office
     66 Allen Street (2)                             Own            1999                    --                    2,354
     Pittsfield, Massachusetts

-------------------------------
(1) Berkshire Bank has two options to renew each for an additional five-year period.
(2) This facility houses Berkshire Bank's Commercial Lending Division, Asset Management/Trust Department and Government Banking Program.

ITEM 3.  LEGAL PROCEEDINGS

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Common Stock is traded on the American Stock Exchange under the symbol "BHL." As of December 31, 2000, the Company had approximately 1,062 holders of record. The following table sets forth, for the quarters indicated, the high and low sales price for the Common Stock and the dividends paid. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

                                                                Year Ended December 31, 2000
                                          ---------------------------------------------------------------------
                                          4th Quarter         3rd Quarter          2nd Quarter      1st Quarter
                                          -----------         -----------          -----------      -----------
     High..............................      $16.00            $14.875               $12.75             N/A
     Low...............................      $13.00            $12.5625              $12.25             N/A
     Dividend Paid.....................      $0.10                 N/A                  N/A             N/A


                                       33

ITEM 6. SELECTED FINANCIAL DATA

       The Company has derived the following selected consolidated financial and other data of the Company and the Bank in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The data as of December 31, 1996 and for the year then ended represents the combined financial position and results of operations of Great Barrington Savings Bank and Berkshire County Savings Bank and is derived from unaudited consolidated financial statements. These two banks were merged to form Berkshire Bank on May 1, 1997. The data as of December 31, 1999, 1998 and 1997 and for the years then ended are derived from the audited consolidated financial statements of Berkshire Bancorp and Berkshire Bank. The data as of December 31, 2000 is derived from the audited consolidated financial statements for Berkshire Hills Bancorp and Berkshire Bank.

                                                                                At December 31,
                                                         ---------------------------------------------------------------
                                                             2000        1999         1998         1997         1996
                                                         ---------------------------------------------------------------
                                                                                 (In thousands)
     Selected Financial Data:
        Total assets.................................      $1,011,340  $841,651      $780,289     $637,346     $627,453
        Loans, net...................................         783,405   665,554       599,171      491,743      459,059
        Investment securities:
           Available for sale........................          99,309    93,084        93,774       71,778       82,888
           Held to maturity..........................          32,238    17,014        23,780       34,675       33,243
           Federal Home Loan Bank stock..............           5,651     3,843         2,547        2,547        2,509
           Savings Bank Life Insurance stock.........           2,043     2,043         2,043        2,043        2,043
        Deposits (1).................................         729,594   680,767       647,122      539,061      535,505
        Federal Home Loan Bank advances..............         101,386    58,928        29,590        6,880        7,732
        Repurchase agreements........................           2,030     1,120         7,000        5,070        6,340
        Total stockholders' equity...................         161,322    88,352        84,201       75,317       68,713
        Real estate owned............................              50       220           398          364        2,888
        Nonperforming loans..........................           2,869     2,841         3,490        2,156        4,845




                                                                          For the Year Ended December 31,
                                                           --------------------------------------------------------------
                                                             2000         1999         1998          1997         1996
                                                           --------------------------------------------------------------
                                                                                  (In thousands)
     Selected Operating Data:
        Total interest and dividend income...........       $71,018       $58,468      $52,495      $48,423      $46,890
        Total interest expense.......................        33,468        26,922       24,182       22,290       22,032
                                                            -------       -------      -------      -------      -------
           Net interest income.......................        37,550        31,546       28,313       26,133       24,858
        Provision for loan losses....................         3,170         3,030        2,055        1,477        1,980
                                                            -------       -------      -------      -------      -------
           Net interest income after provision
              for loan losses........................        34,380        28,516       26,258       24,656       22,878
                                                            -------       -------      -------      -------      -------
        Noninterest income:
           Service charges and fees..................         3,743         3,405        2,568        2,440        2,801
           Gain on sales and dispositions of
              securities, net........................           423           491          425        2,653        1,364
           Other.....................................           580           402          300          512          653
                                                            -------       -------      -------      -------      -------
               Total noninterest income...............        4,746         4,298        3,293        5,605        4,818
                                                            -------       -------      -------      -------      -------
              Total noninterest expense..............        32,184        25,196       22,359       26,066       19,257
                                                            -------       -------      -------      -------      -------
           Income before income taxes................         6,942         7,618        7,192        4,195        8,439
           Income taxes..............................         2,360         1,995        2,768        1,692        3,039
                                                            -------       -------      -------      -------      -------
              Net income.............................        $4,582        $5,623       $4,424       $2,503       $5,400
                                                            =======       =======      =======      =======       ======
        Dividends per share                                  $ 0.10           N/A          N/A          N/A          N/A

                                                                                At December 31,
                                                            --------------------------------------------------------
                                                                2000       1999        1998        1997        1996
     Selected Other Data:
     Number of:
        Mortgage loans outstanding........................     3,607       3,667       2,961       2,879      2,967
        Deposit accounts..................................    75,818      76,493      75,648      65,012     65,142
        Banking offices and other facilities..............        13          14          14          11         11


                                                                         At or For the Year Ended December 31,
                                                            --------------------------------------------------------
                                                                2000       1999        1998        1997        1996
                                                            --------------------------------------------------------
     Selected Operating Ratios and Other Data (2):
        Performance Ratios:
           Average yield on interest-earning assets.......      8.04%       7.65%      7.83%       8.10%       8.07%
           Average rate paid on interest-bearing
              liabilities.................................      4.64        4.15       4.36        4.45        4.42
           Interest rate spread (3).......................      3.40        3.50       3.47        3.65        3.65
           Net interest margin (4)........................      4.25        4.13       4.22        4.37        4.28
           Interest-bearing assets to interest-bearing
              liabilities.................................    122.53      117.75     120.94      119.44      116.46
           Net interest income after provision for loan
              losses to noninterest expense...............    106.82      113.18     117.44       94.59      118.80
           Non-interest expense as a percent of average
              assets......................................      3.44        3.09       3.19        4.16        3.13
           Return on average assets (5)...................      0.49        0.69       0.63        0.40        0.88
           Return on average equity (6)...................      3.72        6.51       5.56        3.54        8.55
           Average equity to average assets...............     13.15       10.59      11.34       11.30       10.25

        Regulatory Capital Ratios:
           Tier 1 capital to average assets...............     14.54        7.91       7.79        9.80        9.46
           Total capital to risk-weighted assets..........     20.15       12.90      13.04       13.46       14.52

        Asset Quality Ratios:
           Nonperforming loans as a percent of
              total loans (7).............................      0.36        0.42       0.58        0.43        1.04
           Nonperforming assets as a percent of
              total assets (8)............................      0.29        0.36       0.50        0.40        1.23
           Allowance for loan losses as a percent of
              total loans.................................      1.29        1.27       1.25        1.22        1.35
           Allowance for loan losses as a percent of
              nonperforming loans.........................    356.08      300.39     217.45      281.91      130.09
           Net loans charged-off as a percent of
              interest-earning loans......................      0.19        0.31       0.09        0.34        0.47


     (1)  Includes mortgagors' escrow accounts.
     (2) Regulatory Capital and Asset Quality Ratios are end of period ratios. Performance Ratios for 2000, 1999 and 1998 are based on daily averages. Performance Ratios for 1997 and 1996 are based on monthly averages.
     (3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
     (4) Net interest income as a percentage of average interest-earning assets.
     (5)  Net income divided by average total assets.
     (6)  Net income divided by average total equity.
     (7)  Nonperforming loans consist of nonaccrual loans.
     (8) Nonperforming assets consist of nonaccrual loans and real estate owned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Forward-Looking Statements

         This Annual Report on Form 10-K contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Operating Strategy

         The Bank is an independent, community-oriented savings bank, delivering quality customer service and offering a wide range of deposit, loan and investment products to its customers. In recent years, the Bank's strategy has been to enhance profitability through controlled balance sheet growth by emphasizing the origination of real estate mortgages, commercial loans, home equity loans and automobile loans, increasing sources of non-interest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to:

         o Operate as a full service community bank by expanding the services and products it offers.

         o Provide superior customer service and innovative products by expanding delivery systems through the opening of new branch offices, increasing the functionality of its ATM network and expanding the capability of its call center.

         o Increase fee income by broadening non-depository product offerings and services, including expansion of its trust services through an investment services subsidiary and by expanding the offering of insurance products through a recently established insurance agency.

         o        Increase  fee  income  through  the sale of a  portion  of its
                  indirect  automobile  loan  portfolio,   while  retaining  the
                  servicing rights.

         o Continue to increase its emphasis on high quality commercial and consumer loans to increase the yields earned on its overall loan portfolio, without incurring unacceptable credit risk.

         o Control credit risk by continuing to employ conservative underwriting standards to minimize the level of new problem assets.

         o Manage interest rate risk by emphasizing investments in shorter-term loans and investment securities.

         o Invest primarily in debt instruments and money market type equity investments to provide adequate liquidity, to meet cash flow needs and to earn a reasonable return on investment.

Comparison of Financial Condition at December 31, 2000 and 1999

         Total assets increased $169.7 million, or 20.2%, to $1.01 billion at December 31, 2000 from $841.7 million at December 31, 1999. Loan growth accounted for the majority of the increase as net loans grew to $783.4 million at the end of December 2000 as compared to $665.6 million at the end of December 1999, an increase of $117.9 million or 17.7%. The consumer loan portfolio, primarily automobile loans, was the fastest growing segment of the loan portfolio. Increased originations by Berkshire Bank's dealer network helped consumer loans rise to $283.1 million at the end of 2000 from $208.7 million at the end of 1999, an increase of $74.4 million or 35.6%. Automobile loans increased $65.8 million, or 39.9%, to $230.6 million from $164.9 million and comprised 29.1% of the total loan portfolio at December 31, 2000 as compared to 24.5% at December 31, 1999. The growth in the automobile portfolio was mitigated somewhat by the sale of $38.9 million of automobile loans throughout the course of 2000. One-to-four family mortgage loans grew by $4.2 million, or 1.7%, to $249.4 million at the end of 2000 from $245.2 million at the end of 1999 as heightened competition slowed loan growth in this area. Commercial real estate loans and other commercial loans increased more substantially as Berkshire Bank's dominant position in the local commercial marketplace, especially with larger credits, helped to increase the portfolio's size. Commercial real estate loans increased $17.5 million, or 37.6%, to $63.9 million at December 31, 2000 from $46.4 million at December 31, 1999 while commercial loans increased $20.8 million, or 14.2%, to $167.0 million from $146.2 million over the same time period. Berkshire Bank's ratio of net loans to assets was 77.5% and 79.1% at December 31, 2000 and 1999, respectively.

         The securities portfolio also increased during 2000 as a portion of the net proceeds from the initial public offering were invested in short-term fixed income investments. Excluding Federal Home Loan Bank stock and Savings Bank Life Insurance stock, total securities increased $21.4 million, or 19.5%, to $131.5 million at year end 2000 from $110.1 million at year end 1999. Short-term investments totaled $16.7 million at December 31, 2000 from $1.3 at December 31, 1999. The increase at year end 2000 was the result of the investment of the proceeds from the sale of just under $17.0 million of automobile loans in the latter half of December 2000.

         Nonperforming loans totaled $2.9 million at December 31, 2000 just above the $2.8 million of December 31, 1999. A decline in nonperforming commercial loans due to the sale of a large commercial property in North Adams was fully offset by a rise in nonperforming consumer loans, primarily auto loans. Nonperforming automobile loans totaled $2.0 million at December 31, 2000, and represented 0.86% of total automobile loans and 0.25% of total loans. At the end of 1999, nonperforming automobile loans totaled $817,000, and equaled 0.50% of total automobile loans and 0.12% of total loans. The rise in nonperforming automobile loans was due to increasing economic difficulties of our borrowers and the more aggressive recognition of nonperforming loans in anticipation of a softening in the economy.

         Total interest bearing liabilities increased $84.5 million, or 12.6%, to $756.3 million at December 31, 2000 from 671.8 million at December 31, 1999 as both interest bearing deposits and Federal Home Loan Bank of Boston borrowings increased during the year. Interest bearing deposits grew by $41.1million, or 6.7%, to $652.8 million at December 31, 2000 from $611.7 million one year ago. Certificates of deposit rose by $24.5 million during 2000 and by $16.0 million in the fourth quarter 2000 as customers sought to lock in favorable interest rates. Money market accounts increased by $23.1 million in 2000 as commercial and governmental customers continued to increase their balances at the bank. In addition, noninterest bearing checking account balances increased $7.7 million at year-end from one year ago. However, deposit growth was not sufficient enough to keep up with loan growth during 2000. As a result, increased borrowings from the Federal Home Loan Bank of Boston were used to support the growth in the loan portfolio. FHLB advances increased $42.5 million, or 72.0%, to $101.4 million at December 31, 2000 from $58.9 million at December 31, 1999.

         Stockholders'  equity,  including  retained  earnings,  rose to  $161.3 million at December 31, 2000 from $88.4 million at December 31, 1999. The increase was primarily due to the influx of capital from the June 27, 2000, conversion of Berkshire Bancorp, Berkshire Hills Bancorp's predecessor, from a mutual to a stock holding company. Net of conversion fees and expenses, $68.4 million was raised in the initial public offering. Also contributing to the increase in stockholders' equity for the year were net income of $4.6 million and an increase in the net unrealized gain in the securities portfolio of $2.2 million net of tax effects as a rebound in financial stocks over the second half of 2000 aided portfolio performance. In the fourth quarter of 2000, Berkshire Hills Bancorp paid an initial common stock dividend of $0.10 per share.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

              Net Income. Net income declined $1.0 million, or 18.5%, to $4.6 million in 2000 from $5.6 million in 1999. Included in the current year's result is a one-time donation of $5.7 million of the Company's common stock to Berkshire Hills Foundation, a charitable foundation formed by Berkshire Hills Bancorp in conjunction with the conversion of its mutual holding company to stock form in June 2000. Excluding this contribution, net income would have been $8.3 million, which represents a $3.8 million, or 81.9%, increase from 1999. Net interest income increased $6.0 million, or 19.0%, to $37.6 million in 2000 from $31.5 million in 1999 aided by strong loan growth and the investment of the Company's net public offering proceeds over the second half of the year. In addition, non-interest income rose to $4.7 million in 2000 from $4.3 million in 1999, an increase of $448,000 or 10.4%. However, non-interest expense rose $7.0 million, or 27.7%, to $32.2 million in 2000 from $25.2 million in 1999, due primarily to the one-time contribution mentioned above. Absent this donation, expenses would have risen $1.3 million or 5.2%.

         Net Interest Income. Net interest income increased $6.0 million, or 19.0%, to $37.5 million in 2000 from $31.5 million in 1999. Total interest and dividend income rose $12.6 million, or 21.5%, to $71.0 million in 2000 from $58.5 million in 1999, but was partially offset by an increase in interest expense of $6.5 million, or 24.3% in 2000. Interest expense totaled $33.5 million in 2000 as compared to $26.9 million in 1999.

         The increase in interest income was due to a $119.6 million, or 15.6%, increase in average interest earning assets to $883.8 million this year from $764.2 million last year and a 39 basis point increase in the average yield on interest earning assets to 8.04% in 2000 from 7.65% in 1999. Proceeds from the Company's initial public offering, initially invested in money market instruments, coupled with strong loan demand in the commercial and consumer sectors helped boost average interest earning assets in 2000. The reallocation of funds from money market instruments to loans along with a higher interest rate environment led to the increase in the average yield.

         Interest on loans rose $11.1 million, or 21.2%, to $63.7 million in 2000 from $52.5 million in 1999 fueled by the growth in all sectors of the loan portfolio. In addition, the higher interest rate environment resulted in the average yield on the loan portfolio rising to 8.53% in 2000 from 8.21% in 1999. Similarly, investment security income, including dividends on Federal Home Loan Bank stock and Savings Bank Life Insurance stock, rose $1.1 million, or 19.6% to $6.7 million this year from $5.6 million last year. Higher balances and a 54 basis point increase in the average rate earned on investment securities to 5.24% in 2000 from 4.70% in 1999 contributed to the increase.

         Interest expense increased $6.5 million, or 24.3%, to $33.5 million in 2000 from $26.9 million in 1999. The largest portion of the increase was due to a rise in deposit costs as interest on deposits rose $3.8 million, or 15.7%, to $27.6 million in 2000 from $23.8 million the previous year. Higher interest rates, an erratic stock market, and a continuing effort to attract commercial and governmental deposit accounts may have helped boost money market and certificate of deposit balances and interest costs. Average interest bearing deposit balances increased $34.9 million, or 5.9%, to $627.0 million this year from $592.1 million last year. With this year's rise in rates, the average rate paid on interest bearing deposit account was 4.40% in 2000 against 4.03% in 1999. Interest on Federal Home Loan Bank advances accounted for the rest of the increase and was partially offset by a decline in the interest paid on customer repurchase accounts. Federal Home Loan Bank interest expense increased $3.0 million, or 106.2%, to $5.8 million this year from $2.8 million last year. Average borrowings outstanding increased $41.6 million, or 81.7%, to $92.6 million in 2000 from $51.0 in 1999 as the funds were needed to support the loan portfolio's growth. The average rate paid on the borrowings was 6.23% in 2000 as compared to 5.49% in 1999. A number of borrowings repriced at higher rates in 2000, and rates on the new advances were contracted for at levels higher than those already in the portfolio.

         Buoyed by the investment of the initial public offering proceeds, Berkshire Hills' net interest margin increased to 4.25% for 2000 as compared to 4.13% for 1999.

         Provision for Loan Losses. The provision for loan losses increased $140,000, or 4.6%, to $3.2 million in 2000 from $3.0 million in 1999 as the loan portfolio continued to grow strongly in 2000 especially in the commercial and consumer sectors. As a result, even though loan charge-offs declined to $1.9 million in 2000 from $2.4 million the previous year and non-performing loans as a percent of total loans fell to 0.36% on December 31, 2000 from 0.42% on December 31, 1999, management deemed it prudent to increase the allowance as a percent of total loans to 1.29% at year end 2000 from 1.27% last year. Vigilant collection efforts and a good economy helped keep commercial loan losses extremely low while consumer loan charge-offs increased $691,000 or 94.5% primarily due to the larger size of the portfolio and some weakening in credit quality. Indirect automobile loan charge-offs expressed as a percent of the automobile portfolio were 0.52% and 0.31% in 2000 and 1999, respectively. At December 31, 2000, the allowance for loan losses was $10.2 million as compared to $8.5 million at December 31, 1999 and represented 356.08% of non-performing loans this year as compared to 300.39% last year.

         Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. Management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, Berkshire Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that Berkshire Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by Berkshire Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may increase its level of allowance for loan losses as a percentage of total loans and non-performing loans if the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio increases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Berkshire Bank's allowance for loan losses. These agencies may require Berkshire Bank to provide additions to the allowance based upon judgments different from management.

              Noninterest Income. Noninterest income totaled $4.7 million for 2000 and $4.3 million for 1999, an increase of $448,000, or 10.4%. Customer service fees advanced $257,000, or 19.3%, as increased usage of debit and credit cards led to an additional $60,000 in card fees. Also, more automobile loan customers requested life insurance coverage which led to an additional $69,000 in life insurance fees. Much of the balance of the increase in customer service fees was due to a rise of $96,000 in overdraft fees. Loan servicing fees increased $104,000, or 30.6%, as $38.9 million of consumer loans were sold in 2000 with servicing retained. Miscellaneous income increased $166,000 or 38.4% and was wholly due to a rise in the cash surrender value of bank owned life insurance policies. Partially offsetting these increases was a decline of $68,000, or 13.8% in gains realized on the sale of securities.

         Noninterest Expense. Noninterest expense increased $7.0 million, or 27.7%, to $32.2 million in 2000 from $25.2 million in 1999. Included in 2000's total is a one-time contribution of $5.7 million to the Berkshire Hills Foundation, a charitable foundation set up by the Company at the time of the mutual to stock conversion. Excluding this expense, noninterest expense increased $1.3 million or 5.2%. The major contributor to the increase was other general and administrative expenses which rose $1.0 million or 33.8% to $4.1 million in 2000 from $3.1 million in 1999. The rise in general and administrative expense was primarily due to an increase of $501,000, or 110.1%, in costs associated with the handling, servicing, and selling of a larger number of repossessed automobiles. The balance of the increase was due to a large number of other expenses such as phone, postage, and trust department expenses experiencing smaller increases. Data processing expenses grew by $272,000, or 18.3%, as the Company spent approximately $250,000 to convert from an out-sourced to an in-house imaging system.

         Income Taxes. Income taxes for the year ending December 31, 2000 were $2.4 million, an increase of $365,000 or 18.3%, over the $2.0 million paid for the year ending December 31, 1999. The effective tax rates for 2000 and 1999 were 34.0% and 26.2%, respectively. The lower effective tax rate in 1999 was partially attributable to the use of approximately $850,000 of deductible contribution carryforwards related to the establishment of the Greater Berkshire Foundation, Inc. in 1997. Approximately $544,000 more of these carryforwards remained at December 31, 1999, and were fully used during 2000. In addition, approximately $300,000 of federal tax credits relating to the rehabilitation of an historic firehouse in Pittsfield, Massachusetts were booked in 1999. However, the Company's application for the tax credits was denied by federal authorities in August 2000, and the credits were subsequently reversed. The Company has also established two securities corporations, which were in effect in both 2000 and 1999, in an effort to minimize state taxes.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

         Net Income. Net income increased $1.2 million, or 27.1%, to $5.6 million for 1999 from $4.4 million for the previous year, primarily due to an increase in net interest income of $3.2 million, or 11.4%, an increase in non-interest income, of $1.0 million, and a decrease in income taxes of $773,000, or 27.9%, to $2.0 million for 1999 from $2.8 million for the previous year. Also, non-interest expense increased $2.8 million, or 12.7%, to $25.2 million for 1999 from $22.4 million for 1998, due to additional accruals for certain items, and an increase in the provision for loan losses of $975,000, or 47.5%, to $3.0 million due to loan growth, in particular, growth in consumer loans. Berkshire Bancorp's efficiency ratio was 71.27% for 1999 compared to 71.71% for 1998.

         Net Interest Income. Net interest income increased by $3.2 million, or 11.4%, to $31.5 million for 1999 from $28.3 million for 1998. Total interest and dividend income rose $6.0 million, or 11.4%, to $58.5 million for 1999 from

$52.5 million for 1998, offset in part by a $2.7 million, or 11.3%, increase in interest expense to $26.9 million for 1999 from $24.2 million for 1998.

         The increase in interest income was due to a $93.6 million, or 14.0%, increase in average interest earning assets to $764.2 million from $670.6 million, partially offset by an 18 basis point decrease in the average yield on interest earning assets to 7.65% for 1999 from 7.83% for 1998 due to increased competition and a lower interest rate environment. Interest and fees on loans rose $6.1 million, or 13.1%, to $52.5 million for 1999 from $46.4 million in 1998, primarily due to increases in one- to four-family real estate loans and consumer loans, partially offset by a competitive pricing environment which caused management to more aggressively price such loans and resulted in the average yield on the loan portfolio decreasing to 8.21% for 1999 from 8.49% for 1998. Investment security income, including dividends on Federal Home Loan Bank stock and Savings Bank Life Insurance stock rose $203,000, or 3.8%, to $5.6 million from $5.4 million for 1998 as average balances increased $6.8 million, or 6.1%, to $119.2 million from $112.3 million for 1998. The higher balances were offset by an 8 basis point decline on the average rate earned on investment securities to 4.70% for 1999 from 4.78% for 1998, due to investments in lower-yielding, higher liquidity securities in preparation for the Year 2000 transition.

         Interest expense increased $2.7 million, or 11.3%, to $26.9 million for 1999 from $24.2 million for 1998, due to a $1.2 million, or 5.5%, increase in interest expense on deposits and a $1.6 million, or 130.3%, increase in interest expense on Federal Home Loan Bank advances. The Federal Home Loan Bank interest expense includes an additional $277,000, which resulted from additional Federal Home Loan Bank interest accruals. The increase in interest expense was due to a $69.1 million, or 13.2%, increase in average interest bearing deposit balances to $592.1 million for the year from $523.1 million for the previous year. The increased deposit balances for 1999 are due to the assumption of $69.7 million of deposits associated with the purchase of three Fleet branches in August 1998, an increased emphasis on attracting commercial and governmental deposit accounts and increased marketing efforts in late 1999. The increase in the average balance on interest-bearing deposits was offset by a 29 basis point decrease in the average rate paid on interest-bearing deposit accounts for 1999 to 4.03%, from 4.32% for 1998. Average Federal Home Loan Bank borrowings increased $27.0 million, or 112.8%, to $51.0 million for 1999 from $23.9 million for 1998. Also, a number of lower cost borrowings repriced into higher cost obligations throughout the year from the increase in market interest rates resulting in a higher effective cost of borrowings and an additional $100,000 in interest expense. The average rate paid for 1999 was 5.49%, compared to 5.07% for 1998. The additional advances primarily were used to fund loan growth.

         Provision for Loan Losses. The provision for loan losses increased $975,000, or 47.4%, for 1999 to $3.0 million from $2.1 million to reflect the growth in the loan portfolio and, in particular, the increase in the average balance of commercial and consumer loans, which generally bear a greater degree of risk than one- to four-family mortgage loans. The increase in the provision also reflects management's assessment of increased charge-offs which increased to $2.4 million for 1999 from $812,000 the previous year due primarily to increased charge-offs of commercial loans which increased by $974,000, or 416.2%, and increases in consumer loan charge-offs of $420,000, or 135.1%. The ratio of net charge-offs to interest earning loans was 0.31% for 1999 and 0.09% for 1998. At December 31, 1999 and December 31, 1998, the allowance for loan losses was $8.5 million and $7.6 million, respectively, which represented 300.39% of nonperforming loans and 1.27% of total loans at December 31, 1999, compared to 217.45% of nonperforming loans and 1.25% of total loans at December 31, 1998.

         Noninterest Income. Noninterest income totaled $4.3 million for 1999 and $3.3 million for 1998, an increase of $1.0 million, or 30.5%, due primarily to a $576,000, or 49.9%, increase in trust fees to $1.7 million for 1999 from $1.2 million for 1998 of which $245,000 resulted from a one-time adjustment made in connection with accounting for trust fees during 1999. The remainder of the increase in trust fees primarily resulted from increased trust account activity and revisions to the fee structure. Also contributing to the increase in noninterest income was a $251,000 increase in other fee income, including ATM fees and government banking advisory fees, an $89,000 increase in service charges on checking accounts due to increased volume, and a $66,000 increase in gains on the sale of securities.

         Noninterest Expense. Noninterest expense increased $2.8 million, or 12.7%, to $25.2 million for 1999, compared to $22.4 million for 1998, primarily due to the increased expenses associated with the purchase of three branches in August 1998. The additional personnel required to staff the branches contributed to an increase in other salary and benefit costs of $1.9 million. Additionally, expense for the amortization of goodwill rose $290,000, or 112.0%, in 1999 due to the purchase of the three branches. Also contributing to the increase in noninterest expense was $285,000 in consulting expenses incurred in streamlining Berkshire Bank's management information system and Year 2000 preparedness. Audit and examination fees increased by $131,000 and salary expense increased $170,000. In addition, severance costs were $189,000 for 1999 while there were none for 1998. The increase in noninterest expense also reflects a $194,000 expense relating to the acceleration of depreciation on a branch office which closed in April 2000.

         Income Taxes. Income taxes for the year ending December 31, 1999 were $2.0 million, a decrease of $773,000, or 27.9%, from $2.8 million for the year ended December 31, 1998. The effective tax rates for 1999 and 1998 were 26.2% and 38.5%, respectively. The lower effective tax rate for 1999 was attributable to a projected $850,000 carryforward of the deduction in connection with the establishment of Greater Berkshire Foundation, Inc. in 1997. Under the Internal Revenue Code, Berkshire Bank may only deduct up to 10% of its consolidated taxable income before the charitable contribution in any one year. The excess of the deductible amount will be deductible over each of the five succeeding taxable years, subject to a 10% limitation each year. In 1998, $381,000 of the carryforward was utilized and approximately $544,000 of such carryforward remains to be utilized. Additionally, Berkshire Bank booked approximately $300,000 in federal tax credits in 1999, in connection with its application for rehabilitating a historic firehouse in Pittsfield, Massachusetts, which contributed to lowering taxes. At the state level, Greenland Development
Corporation and Forward Development Corporation, two wholly owned bank subsidiaries, utilized the remaining $1.5 million and $1.8 million, respectively, of their unused state net operating loss carryforwards available at December 31, 1998.

Average Balances, Interest and Average Yields/Cost

         The following table presents certain information for the years indicated regarding average daily balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the years indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the years presented. The yields and rates include fees which are considered adjustments to yields.

                                                                        For the Year Ended December 31,
                                                ---------------------------------------------------------------------------------
                                                            2000                      1999                        1998
                                                ---------------------------------------------------------------------------------
                                                                   Average                    Average                     Average
                                                Average             Yield/   Average           Yield/    Average           Yield/
                                                Balance   Interest    Rate   Balance  Interest   Rate    Balance  Interest   Rate
                                                -------   --------    ----   -------  --------   ----    -------  --------   ----
                                                                               (Dollars in thousands)

Interest-earning assets:
   Loans (1)................................   $746,018    $63,664    8.53% $639,517 $52,522    8.21%   $546,845 $46,449    8.49%
   Short-term investments...................     10,492        654    6.23     4,042     215    5.32       9,336     498    5.33
   Investment securities....................    120,123      6,296    5.24   113,929   5,351    4.70     108,048   5,165    4.78
   Federal Home Loan Bank stock.............      4,959        333    6.72     3,193     181    5.67       2,546     164    6.44
   Savings Bank Life Insurance
      stock.................................      2,043         63    3.08     2,043      63    3.08       2,043      63    3.08
   Interest-earning deposits................        127          8    6.30     1,470     136    9.25       1,754     156    8.89
                                               --------    -------    ----  -------- -------    ----    -------- -------    ----
         Total interest-earning assets......    883,762     71,018    8.04   764,194  58,468    7.65     670,572  52,495    7.83
                                                           -------                   -------                     -------
   Non-interest earning assets..............     52,891                       51,111                      30,933
                                               --------                     --------                    --------
         Total assets.......................   $936,653                     $815,305                    $701,505
                                               ========                     ========                    ========

Interest-bearing liabilities:
   Deposits:
      Money market accounts.................   $106,058      4,701    4.43   $84,971   3,169    3.73     $62,043   2,173    3.50
      NOW accounts..........................     75,673        794    1.05    73,615     830    1.13      60,039   1,165    1.94
      Savings accounts (2)..................    143,357      4,578    3.19   142,193   4,366    3.07     129,020   3,925    3.04
      Certificates of deposit...............    301,920     17,530    5.81   291,344  15,483    5.31     271,959  15,338    5.64
                                               --------    -------    ----  -------- -------    ----    -------- -------    ----
         Total interest-bearing deposits....    627,008     27,603    4.40   592,123  23,848    4.03     523,061  22,601    4.32
      Federal Home Loan Bank
         advances...........................     92,567      5,766    6.23    50,951   2,796    5.49      23,941   1,214    5.07
      Repurchase agreements.................      1,683         99    5.88     5,923     278    4.69       7,446     367    4.93
                                               --------    -------    ----  -------- -------    ----    -------- -------    ----
         Total interest-bearing
            liabilities.....................    721,258     33,468    4.64   648,997  26,922    4.15     554,448  24,182    4.36
                                                           -------                   -------                     -------
      Non-interest-bearing
            demand deposits.................     76,060                       67,563                      55,585
      Other noninterest-bearing liabilities.     16,170                       12,396                      11,940
                                               --------                     --------                    --------
            Total liabilities...............    813,488                      728,956                     621,973
      Equity................................    123,165                       86,349                      79,532
                                               --------                     --------                    --------
            Total liabilities and equity....   $936,653                     $815,305                    $701,505
                                               ========                     ========                    ========

      Net interest-earning assets...........   $162,504                     $115,197                    $116,124
                                               ========                     ========                    ========
      Net interest income...................               $37,550                    $31,546                     $28,313
                                                           =======                    =======                     =======
      Interest rate spread..................                          3.40%                     3.50%                       3.47%
      Interest margin (net interest
         income as a percentage of
         total average interest-earning
         assets)............................                          4.25%                     4.13%                       4.22%
      Total average interest-earning
         assets to total average interest-
         bearing liabilities...                                     122.53%                   117.75%                     120.94%



(1)  Average balances include nonaccrual loans.
(2)  Includes mortgagors' escrow accounts.

Rate/Volume Analysis

         The following table presents the effects of changing rates and volumes on the interest income and interest expense of Berkshire Bank. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume, which cannot be segregated, have been allocated proportionately based on the absolute value of the change due to rate and the change due to volume.


                                                         Year Ended                               Year Ended
                                                      December 31, 2000                        December 31, 1999
                                                    Compared to Year Ended                  Compared to Year Ended
                                                        December 31, 1999                       December 31, 1998
                                              -----------------------------------     -----------------------------------

                                                Increase (Decrease)                     Increase (Decrease)
                                                      Due to                                  Due to
                                              ----------------------                  ---------------------
                                                  Rate        Volume        Net          Rate        Volume        Net
                                               --------     --------     --------     --------     --------     --------
                                                                             (In thousands)
Interest-earning assets:
   Loans ..................................    $  1,949     $  9,193     $ 11,142     $ (1,581)    $  7,654     $  6,073
   Short-term investments .................          42          397          439           (1)        (282)        (283)
   Investment securities ..................         707          390        1,097         (103)         306          203
   Interest-bearing deposits ..............         (33)         (95)        (128)           6          (26)         (20)
                                               --------     --------     --------     --------     --------     --------
      Total interest-earning assets .......       2,665        9,885       12,550       (1,679)       7,652        5,973
                                               --------     --------     --------     --------     --------     --------

Interest-bearing liabilities:
   Deposits:
      Money market accounts ...............         661          871        1,532          149          847          996
      NOW accounts ........................         (58)          22          (36)        (560)         225         (335)
      Savings accounts ....................         176           36          212           37          404          441
      Certificates of deposit .............       1,453          594        2,047         (913)       1,058          145
                                               --------     --------     --------     --------     --------     --------
         Total deposits ...................       2,232        1,523        3,755       (1,287)       2,534        1,247
   Federal Home Loan Bank
      advances ............................         377        2,593        2,970          107        1,475        1,582
   Repurchase agreements ..................         104         (283)        (179)         (16)         (73)         (89)
                                               --------     --------     --------     --------     --------     --------
         Total interest-bearing liabilities       2,713        3,833        6,546       (1,196)       3,936        2,740
                                               --------     --------     --------     --------     --------     --------

Increase (decrease) in net interest
   income .................................    $    (48)    $  6,052     $  6,004     $   (483)    $  3,716     $  3,233
                                               ========     ========     ========     ========     ========     ========

Liquidity and Capital Resources

         Liquidity  is  the  ability  to  meet  current  and  future   financial
obligations of a short-term nature. The Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investment and mortgage-backed securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Bank's primary investing activities are: (1) originating residential one-to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit and consumer loans, and (2) investing in mortgage- and asset-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. During years ended December 31, 2000 and 1999, Berkshire Bank's loan originations totaled $284.5 million and $280.4 million, respectively. At December 31, 2000 and 1999, the Bank's investments in mortgage- and asset-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $139.2 million and $116.0 million, respectively. The Bank experienced a net increase in total deposits of $48.8 million and $33.6 million for the years ended December 31, 2000 and 1999, respectively, primarily as a result of increased money market and transaction account deposits from commercial and governmental customers and increased certificate of deposit usage by retail customers and increased marketing efforts, special promotions, and a higher interest rate environment. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement with the Depositors Insurance Fund.

         Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $137.4 million at December 31, 2000. Management of Berkshire Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2000 totaled $226.6 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

         The  Bank  must  satisfy  various   regulatory   capital   requirements
administered by the federal and state banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2000, Berkshire Bank exceeded all of its regulatory capital requirements with Tier 1 capital to average assets of $98.4 million, or 10.64% of average assets, which is above the required level of $37.0 million, or 4.0%, and total capital to risk-weighted assets of $122.2 million, or 15.61% of risk-weighted assets, which is above the required level of $62.6 million, or 8.0%. The Bank is considered "well capitalized" under regulatory guidelines.

         The capital from the Conversion initially increased the Company's liquidity and capital resources. Over time, the initial level of liquidity has been reduced as net proceeds are used for general corporate purposes, including the funding of lending activities. The Company's financial condition and results of operations have been enhanced by the capital from the Conversion, resulting in increased net interest-earning assets and net income. However, due to the large increase in equity resulting from the capital injection, return on equity has been adversely impacted.

Impact of Inflation and Changing Prices

         The consolidated financial statements and related data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of Berkshire Bank are monetary in nature. As a result, interest rates have a more significant impact on Berkshire Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Impact of New Accounting Standards

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as a hedging instrument. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The Company adopted this Statement on January 1, 2001 with no material impact on the consolidated financial statements.

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During September of 2000, SFAS No. 140 was issued replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and serving assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this Statement requires certain disclosures regarding securitized financial assets. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements and does not anticipate a material impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management of Interest Rate Risk and Market Risk Analysis

         Qualitative Aspects of Market Risk. The Bank's most significant form of market risk is interest rate risk. The principal objectives of Berkshire Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports trends and interest rate risk position to the Executive Committee of the Board of Directors and the Board of Directors on a quarterly basis. The Asset/Liability Committee consists of Berkshire Bank's President and Chief Executive Officer, Senior Vice President, Treasurer and Chief Financial Officer, Executive Vice President-Senior Loan Officer and Executive Vice President-Retail Banking. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Berkshire Bank.

         In recent years, Berkshire Bank has managed interest rate risk by:

         o emphasizing the origination of adjustable-rate loans and, from time to time, selling a portion of its longer term fixed-rate loans as market interest rate conditions dictate;

         o originating shorter-term commercial and consumer loans, with an emphasis on automobile loans;

         o investing in a high quality liquid securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan portfolio;

         o        promoting lower cost liability accounts such as core deposits;
                  and

         o using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities.

         Berkshire Bank's market risk also includes equity price risk. Berkshire Bank's mutual fund and marketable equity securities portfolios had gross unrealized gains of $31.6 million at December 31, 2000 and gross unrealized losses of $603,000 which are included, net of taxes, in accumulated other comprehensive income, a separate component of Berkshire Bank's equity. If equity security prices decline due to unfavorable market conditions or other factors, Berkshire Bank's equity would decrease.

         Quantitative Aspects of Market Risk. Berkshire Bank uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The table below sets forth, as of December 31, 2000, estimated net interest income and the estimated changes in Berkshire Bank's net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.

   Increase/
   (Decrease)
   in Market
 Interest Rates
in Basis Points
  (Rate Shock)                        At December 31, 2000
---------------          ------------------------------------------------
                            Amount           $ Change           % Change
                         ----------          --------           ---------
                                     (Dollars in thousands)

      200                  $12,882              $524               4.24%
      100                   12,697               339               2.74
     Static                 12,358               ---                ---
     (100)                  11,891             (467)              (3.78)
     (200)                  11,369             (989)              (8.00)




         The above table indicates that in the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points and 200 basis points, Berkshire Bank's net interest income would be expected to decrease by $467,000 and $989,000, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA













                                TABLE OF CONTENTS

                                                                      Page

Independent Auditors' Report                                           50

Consolidated Balance Sheets as of December 31, 2000
     and 1999                                                          51

Consolidated Statements of Income for the Years Ended
     December 31, 2000, 1999 and 1998                                  52

Consolidated Statements of Changes in Stockholders'
     Equity for the Years Ended December 31, 2000,
     1999 and 1998                                                     53

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2000, 1999 and 1998                            54-55

Notes to Consolidated Financial Statements                             56-92

                          INDEPENDENT AUDITORS' REPORT


The Audit Committee
Berkshire Hills Bancorp, Inc.
Pittsfield, Massachusetts


We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/Wolf & Company, P.C.
-----------------------
Wolf & Company, P.C.



Boston, Massachusetts
January 31, 2001

                          BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                    December 31, 2000 and 1999
                                              ASSETS


                                                                          2000              1999
                                                                      -----------      -----------
                                                                              (In Thousands)
Cash and due from banks..........................................     $    26,891      $    23,301
Short-term investments...........................................          16,721            1,341
                                                                      -----------      -----------
    Total cash and cash equivalents..............................          43,612           24,642

Securities available for sale, at fair value.....................          99,309           93,084
Securities held to maturity, at amortized cost...................          32,238           17,014
Federal Home Loan Bank stock, at cost............................           5,651            3,843
Loans, net of allowance for loan losses of $10,216,000 in
2000 and $8,534,000 in 1999 .....................................         783,405          665,554
Foreclosed real estate ..........................................              50              220
Banking premises and equipment, net..............................          12,370           11,531
Accrued interest receivable......................................           6,310            4,910
Savings Bank Life Insurance stock................................           2,043            2,043
Goodwill ........................................................           6,260            6,809
Other assets ....................................................          20,092           12,001
                                                                      -----------      -----------
                                                                       $1,011,340      $   841,651
                                                                       ==========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ........................................................      $  729,594      $   680,767
Federal Home Loan Bank advances..................................         101,386           58,928
Loans sold with recourse.........................................           7,740             --
Securities sold under agreements to repurchse....................           2,030            1,120
Net deferred tax liability.......................................           4,482            6,073
Accrued expenses and other liabilities...........................           4,786            6,411
                                                                      -----------      -----------
    Total liabilities ...........................................         850,018          753,299
                                                                      -----------      -----------
Commitments and contingencies (Notes 5 and 11)

Stockholders' equity:
  Preferred stock ($.01 par value; 1,000,000 shares
     authorized; no shares issued and outstanding................             --               --
Common stock ($.01 par value; 26,000,000 shares
     authorized; 7,673,761 shares issued and outstanding
     at December 31, 2000) ......................................              77             --
Additional paid-in capital.......................................          74,054             --
Unearned compensation - ESOP.....................................          (7,187)            --
Retained earnings................................................          74,554           70,679
Accumulated other comprehensive income - net
  unrealized gain on securities available for sale,
  net of tax effects.............................................          19,824           17,673
                                                                      -----------      -----------
Total stockholders' equity.......................................         161,322           88,352
                                                                      -----------      -----------
Total liabilities and stockholders' equity.......................     $ 1,011,340      $   841,651
                                                                      ===========      ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                            BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended December 31, 2000, 1999 and 1998


                                                                   2000          1999          1998
                                                                 --------      --------      --------
                                                                          (In thousands)
Interest and dividend income:
  Interest and fees on loans ...............................     $ 63,664      $ 52,522      $ 46,449
  Interest on debt securities:
    Taxable ................................................        5,142         4,160         4,123
    Tax-exempt .............................................          188           252           227
  Dividends ................................................        1,362         1,183         1,042
  Interest on short-term and other investments .............          662           351           654
                                                                 --------      --------      --------
      Total interest and dividend income ...................       71,018        58,468        52,495
                                                                 --------      --------      --------

Interest expense:
  Interest on deposits .....................................       27,603        23,848        22,601
  Interest on Federal Home Loan Bank advances ..............        5,766         2,796         1,214
  Interest on securities sold under agreements to repurchase           99           278           367
                                                                 --------      --------      --------
      Total interest expense ...............................       33,468        26,922        24,182
                                                                 --------      --------      --------

Net interest income ........................................       37,550        31,546        28,313
Provision for loan losses ..................................        3,170         3,030         2,055
                                                                 --------      --------      --------
Net interest income, after provision for loan losses .......       34,380        28,516        26,258
                                                                 --------      --------      --------

Other income:
  Customer service fees ....................................        1,590         1,333         1,180
  Trust department fees ....................................        1,707         1,730         1,154
  Loan servicing fees ......................................          446           342           234
  Gain on sales and dispositions of securities, net ........          423           491           425
  Gain on sale of other real estate ........................         --            --             119
  Loss on sale of equipment ................................          (18)          (30)         --
  Miscellaneous ............................................          598           432           181
                                                                 --------      --------      --------
      Total other income ...................................        4,746         4,298         3,293
                                                                 --------      --------      --------

Operating expenses:
  Salaries and employee benefits ...........................       13,631        13,767        11,842
  Occupancy and equipment ..................................        4,178         4,152         3,591
  Data processing ..........................................        1,765         1,493         1,204
  Charitable contribution to foundation ....................        5,684          --            --
  Foreclosed real estate, net ..............................          111            (8)           54
  Office supplies ..........................................          706           687           930
  Professional fees ........................................          850           869           895
  Advertising ..............................................          578           599           792
  Amortization of goodwill .................................          549           549           259
  Other general and administrative expenses ................        4,132         3,088         2,792
                                                                 --------      --------      --------
      Total operating expenses .............................       32,184        25,196        22,359
                                                                 --------      --------      --------

Income before income taxes .................................        6,942         7,618         7,192
Provision for income taxes .................................        2,360         1,995         2,768
                                                                 --------      --------      --------
      Net income ...........................................     $  4,582      $  5,623      $  4,424
                                                                 ========      ========      ========


     The accompanying notes are an integral part of these consolidated financial statements.

                                         BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

                                          Years Ended December 31, 2000, 1999 and 1998


                                                                                                     Accumulated
                                                           Additional     Unearned                      Other
                                                 Common      Paid-In    Compensation-    Retained   Comprehenensive
                                                 Stock       Capital        ESOP         Earnings        Income        Total
                                                -------      -------      -------       ---------     ---------     ---------
                                                                               (In thousands)
Balance at December 31, 1997 ...............    $    --      $    --      $    --       $  60,632     $  14,685     $  75,317
                                                                                                                    ---------

Comprehensive income:
    Net income .............................         --           --           --           4,424          --           4,424
    Change in net unrealized gain on
       securities available for sale, net
       of reclassification adjustment and
       tax effects .........................         --           --           --            --           4,460         4,460
                                                                                                                    ---------
            Total comprehensive income .....                                                                            8,884
                                                -------      -------      -------       ---------     ---------     ---------

Balance at December 31, 1998 ...............         --           --           --          65,056        19,145        84,201
                                                                                                                    ---------
Comprehensive income:
     Net income ............................         --           --           --           5,623          --           5,623
     Change in net unrealized gain on
     securities available for sale, net
     of reclassification adjustment and
     tax effects ...........................         --           --           --            --          (1,472)       (1,472)
                                                                                                                    ---------
            Total comprehensive income .....                                                                            4,151
                                                -------      -------      -------       ---------     ---------     ---------
Balance at December  31, 1999 ..............         --           --           --          70,679        17,673        88,352
                                                                                                                    ---------
Comprehensive income:
     Net  income ...........................         --           --           --           4,582          --           4,582
     Change in net unrealized gain on
     securities available for sale, net
     of reclassificationm adjustment and
     tax effects ...........................         --           --           --            --           2,151         2,151
                                                                                                                    ---------
            Total comprehensive income .....                                                                            6,733
                                                                                                                    ---------
Issuance of common stock in connection with
     Bank's conversion from mutual to stock-
     owned bank holding company ............           77       73,993       (7,701)         --            --          66,369
Change in unearned compensation - ESOP .....         --             61          514          --            --             575
Cash dividends declared ($0.10 per share) ..         --           --           --            (707)         --            (707)
                                                -------        -------      -------     ---------     ---------     ---------

Balance at December 31, 2000 ...............    $      77    $  74,054    $  (7,187)    $  74,554     $  19,824     $ 161,322
                                                =========    =========    =========     =========     =========     =========



     The accompanying notes are an integral part of these consolidated financial statements.



                           BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31, 2000, 1999 and 1998


                                                                 2000          1999         1998
                                                             ---------     ---------     ---------
                                                                           (In thousands)
Cash flows from operating activities:
   Net income ...........................................    $   4,582     $   5,623     $   4,424
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses ........................        3,170         3,030         2,055
       Net amortizaton of securities ....................          206           400           158
       Charitable contribution in the form of equity
          securities ....................................        5,684            --            --
       Depreciation and amortization expense ............        1,668         1,860         1,735
       Amortization of goodwill .........................          549           549           259
       Employee stock ownership plan expense ............          575            --            --
       Gain on sales and dispositions of securities, net          (423)         (491)         (425)
       Gain on sale of other real estate ................           --            --          (119)
       Loss (gain) on sale of foreclosed real estate, net           86           (18)           (5)
       Loss on sale of equipment ........................           18            30            --
       Deferred income tax benefits .....................       (2,785)         (319)         (850)
       Net change in loans held for sale ................           --        (2,425)           --
       Changes in operating assets and liabilities:
          Accrued interest receivable and other assets ..       (9,491)       (2,063)       (2,732)
          Accrued expenses and other liabilities ........       (1,625)        1,287          (283)
                                                             ---------     ---------     ---------
            Net cash provided by operating activities ...        2,214         7,463         4,217
                                                             ---------     ---------     ---------

Cash flows from investing activities:
  Activity in available-for-sale securities:
       Sales ............................................       32,854         1,191         5,319
       Maturities .......................................       41,238         8,468        16,475
       Principal payments ...............................       10,263        21,589        23,244
       Purchases ........................................      (87,029)      (32,749)      (61,859)
  Activity in held-to-maturity securities:
       Maturities .......................................       11,076         9,171         8,351
       Principal payments ...............................       11,294        15,902        41,240
       Purchases ........................................      (37,583)      (18,357)      (38,753)
  Purchase of FHLB stock ................................       (1,808)       (1,296)           --
  Loan originations and purchases, net of
       principal payments ...............................     (121,101)      (67,139)      (92,872)
  Additions to banking premises and equipment ...........       (2,528)       (3,744)       (2,278)
  Proceeds from sales of foreclosed real estate .........          164           347           193
  Proceeds from sales of other real estate ..............           --            --           119
  Proceeds from sale of equipment .......................            3            18            --
  Cash received from acquisition of three branch offices            --            --        44,843
  Loan to fund employee stock ownership plan ............       (7,701)           --            --
                                                             ---------     ---------     ---------
            Net cash used in investing activities .......     (150,858)      (66,599)      (55,978)
                                                             ---------     ---------     ---------

                                  (continued)

     The accompanying notes are an integral part of these consolidated financial statements.

                        BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
                         Years Ended December 31, 2000, 1999 and 1998


                                                          2000          1999         1998
                                                       ---------     ---------     ---------
                                                                   (In thousands)
Cash flows from financing activities:
   Net increase in deposits .......................       48,827        33,645        38,379
   Net increase (decrease) in securities sold under
     agreements to repurchase .....................          910        (5,880)        1,930
   Proceeds from Federal Home Loan Bank advances
     with maturities in excess of three months ....      140,000        40,000        32,000
   Repayments of Federal Home Loan Bank advances
     with maturities in excess of three months ....      (97,542)      (13,662)       (9,290)
   Proceeds of borrowings with maturities of
     three months or less .........................         --           3,000          --
   Increase in loans sold with recourse ...........        7,740          --            --
   Net proceeds from initial public offering ......       68,386          --            --
   Cash dividends paid ............................         (707)         --            --
                                                       ---------     ---------     ---------
          Net cash provided by financing activities      167,614        57,103        63,019
                                                       ---------     ---------     ---------

Net change in cash and cash equivalents ...........       18,970        (2,033)       11,258

Cash and cash equivalents at beginning of year ....       24,642        26,675        15,417
                                                       ---------     ---------     ---------

Cash and cash equivalents at end of year ..........    $  43,612     $  24,642     $  26,675
                                                       =========     =========     =========

Supplemental cash flow information:
   Interest paid on deposits ......................    $  27,603     $  23,834     $  22,553
   Interest paid on borrowed funds ................        5,610         2,797         1,581
   Income taxes paid, net .........................        6,314         2,080         2,929
   Transfers from loans to foreclosed real estate .           80           151           222




     The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999 and 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of presentation and consolidation

        Berkshire Hills Bancorp, Inc. (the "Company") is a Delaware Corporation and the holding company for Berkshire Bank (the "Bank"), a state-chartered savings bank headquartered in Pittsfield, Massachusetts. The 2000 consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. and its wholly owned subsidiaries,
        Berkshire Bank and Berkshire Hills Funding Corporation. The Bank's wholly-owned subsidiaries are North Street Securities Corporation, G.B.S.B., Inc., Gold Leaf Insurance Agency ("Gold Leaf"), Gold Leaf Investment Services and Woodland Realty, Inc. North Street Securities Corporation and G.B.S.B., Inc. hold title to certain investment securities. Gold Leaf was formed in 2000 and offers insurance products to customers. Gold Leaf Investment Services and Woodland Realty, Inc. are presently inactive. Berkshire Hills Funding Corporation was established and funded to loan funds to the Employee Stock Ownership Plan. All significant intercompany balances and transactions have been eliminated in consolidation.

        On June 27, 2000, Berkshire Hills Bancorp, Inc. acquired the Bank. Prior to that time, Berkshire Bancorp existed as a mutual holding company and owned all of the outstanding capital stock of Berkshire Bank. After the conversion on June 27, 2000, Berkshire Bancorp ceased to exist. In connection with the conversion, the Company issued an aggregate of 7,673,761 shares of its common stock of which 7,105,334 shares were sold at a purchase price of $10 per share. At that time, 568,427 shares of stock were donated to Berkshire Hills Foundation, a charitable foundation established by the Company. The net proceeds, after offering expenses of $2.6 million, resulting from the offering totaled $68.4 million.

        Business and operating segments

        The Company provides a variety of financial services to individuals and businesses through its offices in Berkshire County. Its primary deposit products are savings, checking accounts and term certificate accounts and its primary lending products are residential and commercial mortgage loans and automobile loans. In addition, trust services and insurance products are offered to individuals and small businesses in the Berkshire County area.

        Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company's performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company's total revenues.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Use of estimates

        In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred taxes and the pension liability.

        Reclassifications

        Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

        Cash and cash equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and short-term investments, all of which mature within ninety days. The Bank is required to maintain cash reserve balances with the Federal Reserve Bank based upon a percentage of certain deposits. At December 31, 2000 and 1999, cash and due from banks included $10,144,000 and $7,585,000, respectively, to satisfy such reserve requirements.

        Short-term investments

        Short-term investments mature within ninety days and are carried at cost, which approximates fair value.

        Securities

        Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost, less principal payments received. Securities classified as "available for sale" are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax effects.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Securities (concluded)

        Federal Home Loan Bank of Boston ("FHLB") stock is reflected at cost. Savings Bank Life Insurance Company of Massachusetts ("SBLI") stock was recorded at fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI.

        Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

        Loans

        The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Berkshire County. The ability of the Bank's debtors to honor their loans is dependent upon the local economy and the local real estate market.

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

        Interest on loans is generally not accrued on loans which are ninety days or more past due unless the loan is well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Loans (concluded)

        A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a nonaccrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans or residential mortgage loans for impairment disclosures.

        Allowance for loan losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Allowance for loan losses (concluded)

        The allowance consists of allocated, general and unallocated loss components. The allocated loss component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated losses and general losses in the portfolio.

        Foreclosed assets

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the investment in the loan or fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

        Banking premises and equipment

        Land is carried at cost. Buildings and improvements and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter.

        Goodwill

        Goodwill is associated with the Company's purchase of two branches from another financial institution in 1985 and three branches in 1998. These costs are currently amortized against income on a straight-line basis over 15 years.

        Securities sold under agreements to repurchase

        The Company enters into repurchase agreements with commercial customers. The funds are invested in an overnight sweep account and deposited back in customers' accounts on a daily basis. These agreements are secured by pledged securities in the Bank's investment portfolio.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Transfers of financial assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

        Income taxes

        Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

        Pension plan

        The compensation cost of an employee's pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

        Employee stock ownership plan ("ESOP")

        Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculations based on debt service payments. Other ESOP shares are excluded from earnings per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used to satisfy debt service. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

        Earnings per common share

        Basic and diluted earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Earnings per share data is not presented in these consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 since shares of the Company's common stock were not issued until June 27, 2000.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Advertising costs

        Advertising costs are charged to earnings when incurred.

        Trust assets

        Trust assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

        Comprehensive income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

        The components of other comprehensive income, relative to securities available for sale, and related tax effects are as follows for the years ended December 31, 2000, 1999 and 1998:


                                           2000         1999        1998
                                          -------     -------     --------
                                                     (In Thousands)

Change in net unrealized holding gains
   on available-for-sale securities...    $ 3,768     $(1,841)   $  7,276
Reclassification adjustment for gains
   realized in income.................       (423)       (491)       (425)
                                          -------     -------     --------
Net change in unrealized gains........      3,345      (2,332)      6,851

Tax effects ..........................     (1,194)        860      (2,391)
                                          -------     -------     --------

Net-of-tax change ....................    $ 2,151     $(1,472)    $ 4,460
                                          =======     =======     =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

        Recent accounting pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133,
        "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as a hedging instrument. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The Company adopted this Statement on January 1, 2001 with no material impact on the consolidated financial statements.

        During September of 2000, SFAS No. 140 was issued replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this Statement requires certain disclosures regarding securitized financial assets. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements and does not anticipate a material impact.


2.      SHORT-TERM INVESTMENTS

        Short-term investments consist of the following at December 31, 2000 and 1999:

                                                        2000               1999
                                                      -------            -------
                                                            (In Thousands)
Federal funds sold........................            $ 5,000            $ 1,000
FHLB Overnight deposits...................              7,721                341
BIF Liquidity fund........................              4,000                 --
                                                      -------            -------

                                                      $16,721            $ 1,341
                                                      =======            =======



                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

3.      SECURITIES

        The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:



                                                        December 31, 2000
                                       ------------------------------------------------
                                                       Gross         Gross
                                       Amortized     Unrealized    Unrealized     Fair
                                          Cost         Gains         Losses       Value
                                         -------      -------      -------       -------
                                                    (In thousands)

Securities Available for Sale
-----------------------------

Debt securities:
  U.S. Treasury obligations .........    $ 2,045      $    18      $    (2)      $ 2,061
  Federal agency obligations ........      8,101            4          (60)        8,045
  Other bonds and obligations .......     31,750           76         (792)       31,034
  Mortgage-backed securities:
    FHLMC/ FNMA/GNMA ................        641            6           (6)          641
    REMIC's and CMO's ...............     12,336          160          (26)       12,470
  Asset-backed securities ...........      1,986           14           (2)        1,998
                                         -------      -------      -------       -------
        Total debt securities .......     56,859          278         (888)       56,249

Mutual funds ........................        907         --           (188)          719
Marketable equity securities ........     11,115       31,641         (415)       42,341
                                         -------      -------      -------       -------

        Total securities
            available for sale ......    $68,881      $31,919      $(1,491)      $99,309
                                         =======      =======      =======       =======


Securities Held to Maturity
---------------------------

Debt securities:
  Municipal bonds and obligations ...    $10,825      $    --      $    --       $10,825
  Mortgage-backed securities:
    FHLMC/GNMA ......................      3,625           23           (4)        3,644
    REMIC's and CMO's ...............     17,788          118          (33)       17,873
                                         -------      -------      -------       -------
        Total securities
            held to maturity ........    $32,238      $   141      $   (37)      $32,342
                                         =======      =======      =======       =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        SECURITIES (continued)


                                                        December 31, 1999
                                       ------------------------------------------------
                                                       Gross         Gross
                                       Amortized     Unrealized    Unrealized     Fair
                                          Cost         Gains         Losses       Value
                                         -------      -------      -------       -------
                                                        (In thousands)

Securities Available for Sale
-----------------------------

Debt securities:
  U.S. Treasury obligations .......      $ 3,049      $  --        $   (26)      $ 3,023
  Federal agency obligations ......        7,937         --           (249)        7,688
  Other bonds and obligations .....       31,177            1         (544)       30,634
  Mortgage-backed securities:
    FHLMC/ FNMA/GNMA ..............          547            2           (4)          545
    REMIC's and CMO's .............        9,584          105         (101)        9,588
  Asset-backed securities .........        3,253            2          (48)        3,207
                                         -------      -------      -------       -------
        Total debt securities .....       55,547          110         (972)       54,685

Mutual funds ......................          947         --           (148)          799
Marketable equity securities ......        9,507       28,446         (353)       37,600
                                         -------      -------      -------       -------
        Total securities
            available for sale ....      $66,001      $28,556      $(1,473)      $93,084
                                         =======      =======      =======       =======


Securities Held to Maturity
---------------------------

Debt securities:
  Municipal bonds and obligations..      $ 6,720      $  --        $  --         $ 6,720
  Mortgage-backed securities:
    FHLMC/GNMA ....................        1,140            2           (4)        1,138
    REMIC's and CMO's .............        9,154            2          (92)        9,064
                                         -------      -------      -------       -------
        Total securities
            held to maturity ......      $17,014      $     4      $   (96)      $16,922
                                         =======      =======      =======       =======



                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        SECURITIES (concluded)

        The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2000 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                          Available for Sale         Held to Maturity
                                         --------------------      ---------------------
                                         Amortized       Fair      Amortized       Fair
                                            Cost        Value         Cost        Value
                                          -------      -------      -------      -------
                                                         (In thousands)
Within 1 year ......................      $10,711      $10,694      $ 6,084      $ 6,084
Over 1 year to 5 years .............       27,086       26,633          225          225
Over 5 years to 10 years ...........        2,160        1,897        1,377        1,377
Over 10 years ......................        1,939        1,916        3,139        3,139
                                          -------      -------      -------      -------
         Total bonds and obligations       41,896       41,140       10,825       10,825
Mortgage-backed and asset-backed
    securities .....................       14,963       15,109       21,413       21,517
                                          -------      -------      -------      -------

         Total debt securities .....      $56,859      $56,249      $32,238      $ 32,342
                                          =======      =======      =======      ========



        At December 31, 2000 and 1999, the Company has pledged investment securities with an amortized cost of $7,592,000 and $5,396,000, respectively, and a fair value of $7,584,000 and $5,283,000, respectively, to a commercial bank, as collateral for repurchase agreements, and for its treasury tax and loan account.

        For the years ended December 31, 2000, 1999 and 1998, proceeds from the sales of securities available for sale amounted to $32,854,000, $1,191,000 and $5,319,000, respectively. Gross realized gains amounted to $458,000, $685,000 and $511,000, respectively. Gross realized losses amounted to $35,000, $194,000 and $86,000, respectively.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

4.      LOANS

        A summary of the balances of loans follows at December 31, 2000 and 1999:



                                                       2000               1999
                                                    ---------         ---------
                                                           (In thousands)

One- to four-family mortgage loans .........        $ 249,440         $ 245,240
Commercial mortgage loans ..................           63,871            46,419
Multi-family mortgage loans ................           15,699            14,793
Construction loans .........................           14,290            12,534
Home equity loans ..........................           34,471            33,168
Consumer loans .............................          248,662           175,568
Commercial loans ...........................          166,956           146,196
                                                    ---------         ---------
      Total loans ..........................          793,389           673,918

Allowance for loan losses ..................          (10,216)           (8,534)
Net deferred loan costs ....................              232               170
                                                    ---------         ---------
      Loans, net ...........................        $ 783,405         $ 665,554
                                                    =========         =========


        At December 31, 2000 and 1999, consumer loans include $0 and $2,425,000, respectively, of loans which were held for sale.

        An analysis of the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 follows:


                                            2000          1999             1998
                                         --------       --------       --------
                                                      (In thousands)
Balance at beginning of year ......      $  8,534       $  7,589       $  6,078
Provision for loan losses .........         3,170          3,030          2,055
Loans charged-off .................        (1,910)        (2,353)          (812)
Recoveries ........................           422            268            268
                                         --------       --------       --------
Balance at end of year ............      $ 10,216       $  8,534       $  7,589
                                         ========       ========       ========


                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        LOANS (concluded)

        The following is a summary of information pertaining to impaired and nonaccrual loans at December 31, 2000 and 1999:




                                                              2000         1999
                                                             ------       ------
                                                                (In thousands)
Impaired loans with no valuation allowance ...........       $  395       $1,522
Impaired loans with a valuation allowance ............           71           50
                                                             ------       ------

Total impaired loans .................................       $  466       $1,572
                                                             ======       ======

Valuation allowance allocated to impaired loans ......       $    4       $   14
                                                             ======       ======

Nonaccrual loans .....................................       $2,869       $2,841
                                                             ======       ======



        No additional funds are committed to be advanced in connection with impaired loans.

        For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in impaired loans amounted to $1,094,000, $2,496,000 and $3,015,000, respectively. The Company recognized $16,000, $23,000 and $218,000, respectively, of interest income on impaired loans, during the period that they were impaired, on the cash basis.

        The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $19,359,000 and $24,963,000 at December 31, 2000 and 1999, respectively. Consumer loans sold and serviced for others amounted to $49,901,000 and $38,359,000 at December 31, 2000 and 1999, respectively.

        Substantially all loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets. However, one consumer loan sale during 2000 included recourse provisions amounting to $7,740,000 at December 31, 2000, and such recourse provisions will expire by September 30, 2001. These loans and the recourse provision are included in the accompanying consolidated balance sheet.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

5.      BANKING PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives follows at December 31, 2000 and 1999:



                                                                   Estimated
                                       2000           1999         Use Lives
                                    --------       --------       ----------
                                         (In thousands)
Banking premises:
  Land .........................    $  1,558       $  1,558
  Buildings and improvements ...      16,074         15,138       5-50 years
Equipment ....................         6,537          5,639       2-38 years
Construction in process ......           996            323
                                    --------       --------
                                      25,165         22,658
Accumulated depreciation and
    amortization ..............      (12,795)       (11,127)
                                    --------       --------
                                    $ 12,370       $ 11,531
                                    ========       ========



        Construction in process in 2000 includes a renovation project at the Allendale branch. Estimated costs to complete are $534,000 including committed costs of $406,000.

        Construction in process in 1999 includes a renovation project at the Bank's main office. During 2000, this project was completed and costs were transferred to the applicable categories.

        Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 amount to $1,668,000, $1,860,000 and $1,735,000, respectively.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

6.      OTHER ASSETS

        Other assets consist of the following at December 31, 2000 and 1999:


                                                           2000            1999
                                                         -------         -------
                                                             (In thousands)
Prepaid dealer reserves ........................         $10,019         $ 6,211
Repossessed vehicles ...........................           3,177             996
Cash surrender values, life insurance ..........           4,171           3,470
Other ..........................................           2,725           1,324
                                                         -------         -------
       Total other assets ......................         $20,092         $12,001
                                                         =======         =======


7.      DEPOSITS

        A summary of deposit balances, by type, is as follows at December 31, 2000 and 1999:

                                                        2000               1999
                                                      --------          --------
                                                          (In Thousands)
Demand .....................................          $ 76,750          $ 69,034
NOW ........................................            79,978            78,223
Savings ....................................           136,430           144,704
Money market ...............................           115,800            92,721
Escrow .....................................               863               782
                                                      --------          --------
       Total non-certificate accounts.......           409,821           385,464
                                                      --------          --------

Term certificates less than $100,000........           212,360           212,538
Term certificates of $100,000 or more.......           107,413            82,765
                                                      --------          --------
Total certificate accounts..................           319,773           295,303
                                                      --------          --------

       Total deposits ......................          $729,594          $680,767
                                                      ========          ========

                                       70

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        DEPOSITS (concluded)

        A summary of certificate accounts by maturity is as follows at December 31, 2000 and 1999:

                                           2000                       1999
                                  ------------------------  ------------------------
                                                  Weighted                  Weighted
                                                   Average                   Average
                                   Amount           Rate      Amount          Rate
                                  --------          ----    --------          ----
                                                (Dollars in thousands)
Within 1 year ..............      $226,596          6.03%   $206,556          5.13%
Over 1 year to 3 years .....        72,084          6.47      70,006          5.78
Over 3 years ...............        21,093          6.38      18,741          5.99
                                  --------                  --------
                                  $319,773          6.15%   $295,303          5.34%
                                  ========                  ========

8.      FEDERAL HOME LOAN BANK ADVANCES

        A summary of outstanding advances from the Federal Home Loan Bank of Boston ("FHLB"), by maturity, is as follows at December 31, 2000 and 1999:


                                         2000                          1999
                               -----------------------         ----------------------
                                              Weighted                       Weighted
                                               Average                        Average
                                 Amount          Rate           Amount          Rate
                                 ------          ----           ------          ----
                                                (Dollars in thousands)
Fixed rate advances maturing:
2000                           $      -             - %        $23,995          5.46%
2000                                  -             -              188 *        5.91
2001                             49,000          6.59                -             -
2002                              3,166 *        6.13            4,746 *        6.13
2003                              3,000          6.61                -             -
2003                              2,847 *        6.65                -             -
2004                              2,476 *        6.45            3,000 *        6.45
2005                                  -             -            3,000          5.25
2006                                627          5.67            6,627          5.12
2006                                698 *        6.50              762 *        6.50
2007                              4,000          5.95                -             -
2007                              1,962 *        6.71                -             -
2009                              7,000          5.40            7,000          5.40
2010                             20,000          5.84                -             -
2011                                610          5.70              610          5.70
2013                              6,000          5.19            9,000          4.85
                               --------                        -------
Total FHLB advances            $101,386          6.18%         $58,928          5.64%
                               ========                        =======

* Amortizing advances requiring monthly principal and interest payments.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        FEDERAL HOME LOAN BANK ADVANCES (concluded)

        At December 31, 2000, certain FHLB advances are callable in the amounts of $22,000,000, $6,000,000 and $9,000,000 during 2001, 2002 and 2003, respectively.

        The Bank maintains a line-of-credit with the Federal Home Loan Bank of Boston which carries interest at a rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency obligations owned by the Bank.


9.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by investment securities.

        A summary of repurchase agreements is as follows for the years ended December 31, 2000 and 1999:



                                                           2000            1999
                                                         -------        -------
                                                          (Dollars in thousands)
        Balance at year end..........................    $ 2,030        $ 1,120
        Fair value of securities underlying the
           agreements at year end....................    $ 4,177        $ 1,930
        Interest rate on year end balance............       6.00%          5.20%

        Average amount outstanding during year.......    $ 1,683        $ 5,923
        Maximum amount outstanding at
           any month-end..............................   $ 2,980        $ 9,300
        Weighted average interest rate during the year      5.88%          4.70%



        The Bank also has a repurchase agreement line of credit with the Depositors Insurance Fund of up to $2,000,000 to be secured by securities or other assets of the Bank. As of December 31, 2000 and 1999, there were no outstanding borrowings against this agreement.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

  10.   INCOME TAXES

        Allocation of federal and state income taxes between current and deferred portions is as follows for the years ended December 31, 2000, 1999 and 1998:

                                              2000          1999          1998
                                            -------       -------       -------
                                                      (In thousands)
Current tax provision:
   Federal ...........................      $ 4,024       $ 1,743       $ 2,842
   State .............................        1,121           571           776
                                            -------       -------       -------
                                              5,145         2,314         3,618
                                            -------       -------       -------
Deferred tax provision (benefit):
   Federal ...........................       (1,822)          (75)         (727)
   State .............................         (561)          104           171
                                            -------       -------       -------
                                             (2,383)           29          (556)
                                            -------       -------       -------

Change in valuation reserve ..........         (402)         (348)         (294)
                                            -------       -------       -------

                                            $ 2,360       $ 1,995       $ 2,768
                                            =======       =======       =======

       The reasons for the differences between the statutory federal income tax rate and the effective tax rates is summarized as follows for the years ended December 31, 2000, 1999 and 1998:


                                                          2000         1999      1998
                                                          ----         ----      ----
Statutory tax rate ...............................        34.0%       34.0%       34.0%
Increase (decrease) resulting from:
   State taxes, net of federal tax benefit .......         5.3         5.9         8.7
   Dividends received deduction .................        (3.3)       (2.9)       (3.4)
   Non-taxable appreciation of securities donated.          --        (3.6)       (2.2)
   Change in valuation reserve ...................        (5.8)       (4.6)       (4.1)
   Other, net ....................................         3.8        (2.6)        5.5
                                                          ----        ----        ----
Effective tax rates ..............................        34.0%       26.2%       38.5%
                                                          ====        ====        ====



                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        INCOME TAXES (continued)

        The components of the net deferred tax liability are as follows at December 31, 2000 and 1999:


                                                      2000                1999
                                                   --------            --------
                                                         (In thousands)
Deferred tax liability:
   Federal .............................           $ 10,898            $ 10,246
   State ...............................                635                 704
                                                   --------            --------
                                                     11,533              10,950
                                                   --------            --------

Deferred tax asset:
   Federal .............................             (5,652)             (3,975)
   State ...............................             (1,399)             (1,304)
                                                   --------            --------
                                                     (7,051)             (5,279)
   Valuation reserve ...................                 --                 402
                                                   --------            --------

                                                     (7,051)             (4,877)
                                                   --------            --------

Net deferred tax liability .............           $  4,482            $  6,073
                                                   ========            ========

        The tax effects of each type of income and expense item that give rise to deferred taxes are as follows at December 31, 2000 and 1999:


                                                        2000              1999
                                                     --------          --------
                                                          (In thousands)
Investments:
  Net unrealized gain on securities
    available for sale .....................         $ 10,604          $  9,410
  Other ....................................              649               546
Depreciation ...............................               53               308
Allowance for loan losses ..................           (4,126)           (3,032)
Employee benefit plans .....................           (1,192)           (1,380)
Charitable contribution carryover ..........           (1,598)             (196)
Other ......................................               92                15
                                                     --------          --------
                                                        4,482             5,671
Valuation reserve ..........................               --               402
                                                     --------          --------

Net deferred tax liability .................         $  4,482          $  6,073
                                                     ========          ========

                                       75

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        INCOME TAXES (concluded)

        A summary of the change in the net deferred tax liability is as follows for the years ended December 31, 2000, 1999 and 1998:


                                                    2000          1999          1998
                                                  -------       -------       -------
                                                            (In thousands)
Balance at beginning of year ...............      $ 6,073       $ 7,252       $ 5,711
Deferred tax (benefit) provision ...........       (2,383)           29          (556)
Deferred tax effects of net unrealized gains
   on securities available for sale ........        1,194          (860)        2,391
Utilization of valuation reserve ...........         (402)         (348)         (294)
                                                  -------       -------       -------
Balance at end of year .....................      $ 4,482       $ 6,073       $ 7,252
                                                  =======       =======       =======


        A summary of the change in the valuation reserve application to the deferred tax assets is as follows for the years ended December 31, 2000, 1999 and 1998:


                                                   2000            1999        1998
                                                  -------       -------       -------
                                                             (In thousands)
Balance at beginning of year ...............      $   402       $   750       $ 1,044
Benefits utilized by current year
     operations.............................         (402)         (348)         (497)
Change in future income assumptions ........           --            --           203
                                                  -------       -------       -------
Balance at end of year .....................      $    --       $   402       $   750
                                                  =======       =======       =======



        The valuation reserve at December 31, 1998 related primarily to a state net operating loss carryfoward and a charitable contribution carryover. The net operating loss carryfoward was used in full by December 31, 1999. The charitable contribution carryover, which existed at December 31, 1999, was used in full by December 31, 2000. There is a new contribution carryover at December 31, 2000, which expires in 2005. Management believes that the deferred tax assets related to this contribution carryover and other deductible temporary differences will be realized. As a result, no valuation reserve has been established at December 31, 2000.

        The federal income tax reserve for loan losses at the Bank's base year is approximately $844,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of approximately $346,000 has not been provided.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

11.     COMMITMENTS AND CONTINGENCIES

        In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

        Loan commitments

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at December 31, 2000 and 1999:


                                                             2000          1999
                                                           -------       -------
                                                               (In thousands)
Commitments to grant loans .........................       $37,882       $25,153
Unused funds on commercial lines-of-credit .........        48,485        49,103
Unadvanced funds on home equity and reddi-cash
   lines of credit .................................        36,672        36,429
Unadvanced funds on construction loans .............        12,350         4,732
Standby letters of credit ..........................         2,004         2,026


        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Funds disbursed for loans and home equity lines of credit are collateralized by real estate. Commercial lines of credit are generally secured by business assets and securities. Reddi-cash lines of credit are unsecured.

        Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        COMMITMENTS AND CONTINGENCIES (concluded)

        Operating lease commitments

        Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2000, pertaining to banking premises and equipment, future minimum rent commitments are as follows:


        Years Ending
        December 31,        (In thousands)
        ------------
        2001                      $ 422
        2002                        417
        2003                        433
        2004                        432
        2005                        399
        Thereafter                1,445
                                 -------
                                $ 3,548
                                =======




        The leases contain options to extend for periods from ten to thirty years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $593,000, $448,000 and $244,000, respectively.

        Employment and change in control agreements

        The Company and the Bank have entered into employment agreements with certain senior executives that generally provide for a specified minimum annual compensation, participation in stock benefit plans and the continuation of benefits currently received. The original terms of the agreements are for three years and automatically extend unless either party gives notice to the contrary. However, such agreements may be terminated for cause, as defined, without incurring any continuing obligations.

        The Bank has also entered into change in control agreements with certain officers, all of whom are not covered by an employment agreement. The change in control agreements generally provide a severance payment if the officer is terminated following a "change in control," as defined in the agreements.

        Legal claims

        Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

12.     MINIMUM REGULATORY CAPITAL REQUIREMENTS

        The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        The Company's and Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table. The Company's capital amounts and ratios are not presented for December 31, 1999 since the conversion was not consummated until June 27, 2000. Berkshire Bancorp's capital amounts and ratios are set forth at December 31, 1999.

                                                                 December 31, 2000
                                      ------------------------------------------------------------------------
                                                                                             Minimum
                                                                                           To Be Well
                                                                      Minimum           Capitalized Under
                                                                      Capital           Prompt Corrective
                                             Actual                  Requirement         Action Provisions
                                       -------------------        ------------------    ----------------------
                                       Amount        Ratio        Amount       Ratio      Amount        Ratio
                                       ------        -----        ------       -----      ------        -----
                                                              (Dollars in Thousands)

Total capital to risk
   weighted assets:

   Berkshire Hills Bancorp,
       Inc. ....................      $159,164         20.15%   $ 63,198        8.0%         N/A         N/A
   Berkshire Bank ..............       122,270         15.61      62,649        8.0     $ 78,311        10.0%

Tier 1 capital to risk
   weighted assets:

   Berkshire Hills Bancorp,
       Inc. ....................      135,238         17.12      31,599        4.0          N/A         N/A
   Berkshire Bank ..............        98,429         12.57      31,325        4.0       46,987         6.0

Tier 1 capital to average
   assets:

   Berkshire Hills Bancorp,
       Inc. ....................      135,238         14.54      37,216        4.0          N/A         N/A
   Berkshire Bank ..............        98,429         10.64      37,003        4.0       46,253         5.0


                                       80

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

                                                                       December 31, 1999
                                              -------------------------------------------------------------------
                                                                                                   Minimum
                                                                                                  To Be Well
                                                                             Minimum           Capitalized Under
                                                                             Capital           Prompt Corrective
                                                      Actual               Requirement         Action Provisions
                                              ---------------------    ------------------    -------------------
                                               Amount        Ratio     Amount       Ratio    Amount        Ratio
                                               ------        -----     ------       -----    ------        -----
                                                                     (Dollars in Thousands)

Total capital to risk
   weighted assets:

   Berkshire Bancorp ..................      $84,652         12.90%   $52,516        8.0%        N/A         N/A
   Berkshire Bank .....................       84,554         12.88     52,516        8.0     $64,645        10.0%

Tier 1 capital to risk weighted assets:

   Berkshire Bancorp ..................       63,870          9.73     26,258        4.0         N/A      N/A
   Berkshire Bank .....................       63,773          9.71     26,258        4.0      39,387         6.0

Tier 1 capital to average assets:

   Berkshire Bancorp ..................       63,870          7.91     32,309        4.0         N/A      N/A
   Berkshire Bank .....................       63,773          7.90     32,305        4.0      40,381         5.0



13.     EMPLOYEE BENEFIT PLANS

        Defined benefit pension plan

        The Company provides pension benefits for eligible employees through a defined benefit pension plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the pension plan. Participants become fully vested when credited with three years of service.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        EMPLOYEE BENEFIT PLANS (continued)

        Defined benefit pension plan (continued)

        Information pertaining to the activity in the plan is as follows:


                                                           Plan Years Ended October 31,
                                                      --------------------------------------
                                                        2000           1999            1998
                                                      --------       --------       --------
                                                                  (In thousands)
Change in plan assets:
  Fair value of plan assets at
       beginning of year .......................     $ 11,047       $  9,151       $  7,897
  Actual return on plan assets .................         1,639          1,753            654
  Employer contribution ........................           676            348            916
  Benefits paid ................................          (405)          (205)          (316)
                                                      --------       --------       --------
  Fair value of plan assets at end of year .....        12,957         11,047          9,151
                                                      --------       --------       --------

Change in benefit obligation:
  Benefit obligation at beginning of year ......         9,492          9,518          9,807
  Service cost .................................           564            519            611
  Interest cost ................................           736            642            711
  Actuarial gain ...............................           (18)          (982)        (1,295)
  Benefits paid ................................          (405)          (205)          (316)
                                                      --------       --------       --------
  Benefit obligation at end of year ............        10,369          9,492          9,518
                                                      --------       --------       --------

Funded status ..................................         2,588          1,555           (367)
Unrecognized net actuarial gain ................        (4,872)        (4,286)        (2,386)
Unrecognized prior service cost ................           171            183            194
                                                      --------       --------       --------

Accrued pension cost ...........................      $ (2,113)      $ (2,548)        (2,559)
                                                      ========       ========       ========



        The components of net periodic pension cost are as follows for the plan year ended October 31, 2000, 1999 and 1998:


                                                 2000         1999         1998
                                                -----        -----        -----
                                                          (In thousands)
Service cost ............................       $ 564        $ 519        $ 611
Interest cost ...........................         736          642          711
Expected return on plan assets ..........        (885)        (732)        (631)
Amortization of prior service cost ......          12           11           11
Recognized net actuarial gain ...........        (186)        (104)         (48)
                                                -----        -----        -----
                                                $ 241        $ 336        $ 654
                                                =====        =====        =====


                                       82

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        EMPLOYEE BENEFIT PLANS (continued)

        Defined benefit pension plan (concluded)

        Actuarial assumptions used in accounting were:

                                                                2000    1999    1998
                                                                ----    ----    ----
        Discount rate on benefit obligations .............      7.75%   6.75%   7.25%
        Rates of increase in compensation levels .........      4.50    4.50    5.00
        Expected long-term rates of return on plan assets.      8.00    8.00    8.00


        Defined contribution pension plan

        The Company has a qualified savings plan under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the 401(k) Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company may choose to make matching contributions equal to 100% of the first 3% of an employee's compensation contributed to the 401(k) Plan. The Company made matching contributions which amounted to $237,000, $209,000 and $201,000, respectively, for the years ended December 31, 2000, 1999 and 1998.

        Supplemental employee retirement plan

        The Company has nonqualified supplemental employee retirement plans for the benefit of certain senior executives. Benefits generally commence no earlier than age sixty and continue for the life of the senior executive. As of December 31, 2000 and 1999, the Company has an accrued expense payable in the amount of $808,000 and $817,000, respectively, representing the present value of future payments under the supplemental retirement plans. In some instances, the Company has entered into split-dollar life insurance agreements with senior executives to provide supplemental retirement benefits.

        Incentive plan

        The Company adopted an incentive plan ("the Plan") whereby all management and staff members are eligible to receive a bonus, tied to performance, of up to 10% of net operating income accrued for on a monthly basis. The structure of the Plan is to be reviewed on an annual basis by the Executive Committee. The Plan year end is October 31. Incentive compensation expense for the years ended December 31, 2000, 1999 and 1998 amounted to $874,000, $1,132,000 and $1,007,000, respectively.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        EMPLOYEE BENEFIT PLANS (concluded)

        Other benefits

        The  Company  has in the past  offered  its  retirees  optional  medical insurance coverage. All participating retirees are required to contribute in part to the cost of this coverage. The retiree medical plan was terminated on December 31, 1996. Any retiree participating in the plan at that time will continue to be covered for life, however, no new retirees can participate in this plan. At December 31, 2000 and 1999, the Company had an accrued liability in the amount of $584,000 and $626,000, respectively, for payment of future premiums under this plan.


14.     EMPLOYEE STOCK OWNERSHIP PLAN

        The Company has established an Employee Stock Ownership Plan (the "ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the conversion, Berkshire Hills Funding Corporation provided a loan to the Berkshire Bank Employee Stock Ownership Plan Trust which was used to purchase 8%, or 613,901 shares, of the Company's outstanding stock in the open market. The loan bears interest equal to 9.5% and provides for quarterly payments of interest and annual payments of principal.

        At December 31, 2000, the remaining principal balance is payable as follow:

        Years Ending
        December 31,        (In thouands)
        ------------

        2001                   $   242
        2002                       266
        2003                       292
        2004                       319
        2005                       352
        Thereafter               5,651
                               -------
                               $ 7,122
                               =======


        The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased which are held in a suspense account for allocation among the members as the loan is paid. Total compensation expense applicable to the ESOP amounted to $575,000 for the year ended December 31, 2000.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        EMPLOYEE STOCK OWNERSHIP PLAN (concluded)

        Shares held by the ESOP include the following at December 31, 2000:


        Allocated                                                         --
        Committed to be allocated                                     40,868
        Unallocated                                                  573,033
                                                                     -------
                                                                     613,901
                                                                     =======


        The fair value of these shares was approximately $9,669,000 at December 31, 2000.


15.     RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Bank has granted loans to directors and officers and their affiliates. Such loans which aggregate more than $60,000 on an individual basis, amounted to $4,710,000 and $5,233,000 at December 31, 2000 and 1999, respectively.

        During the year ended December 31, 2000 total principal additions were $454,000 and total principal payments were $977,000.


16.     BRANCH ACQUISITION

        On May 1, 1998, the Bank entered into an agreement with another financial institution in Berkshire County to acquire three branch offices including loans receivable and deposit liabilities.

        The Bank paid $7,463,000 as a premium in assuming the deposit liabilities and acquiring the assets, and received $44,843,000 in cash from the other financial institution. The premium paid is recorded as goodwill and is being amortized over a 15 year period. The cost of the assets acquired and value of liabilities assumed as of August 21, 1998 (the closing date) were as follows:


                                                                 (In thousands)
Assets
-------
Cash                                                                  $44,843
Loans, net                                                             16,833
Goodwill                                                                7,463
Accrued  interest  receivable  and other  assets                          643
                                                                     --------
        Total                                                        $ 69,782
                                                                     ========

Liabilities
-----------

Deposits                                                             $ 69,682
Accrued expenses and other liabilities                                    100
                                                                     --------
        Total                                                        $ 69,782
                                                                     ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

17.     RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis.

        At December 31, 2000 and 1999, the Bank's retained earnings available for the payment of dividends was $70,973,000 and $47,393,000, respectively, and funds available for loans or advances amounted to $2,319,000 and $2,319,000, respectively.

        In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum regulatory capital requirements.

        In conjunction with Massachusetts conversion regulations, the Bank established a liquidation account for eligible account holders which at the time of conversion amounted to approximately $70 million. In the event of a liquidation of the Bank, the eligible account holders will be entitled to receive their pro-rata share of the net worth of the Bank prior to conversion. However, as qualifying deposits are reduced, the liquidation account will also be reduced in an amount proportionate to the reduction in the qualifying deposit accounts.


18.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

        The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

                Cash and cash equivalents: The carrying amounts of these instruments approximate fair values.

                Securities: Fair values for securities, excluding FHLB and SBLI stock, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and SBLI stock was recorded at fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI.

                Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                Deposits: The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                Federal Home Loan Bank advances: The fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

                Securities  sold under  agreements to  repurchase:  The carrying amount of repurchase agreements approximates fair value. Repurchase agreements generally mature or "roll over" on a daily basis.

                Accrued interest: The carrying amounts of accrued interest approximate fair value.

                Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of off-balance sheet instruments are immaterial.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

        The carrying amounts and estimated fair values of the Company's financial instruments are as follows at December 31, 2000 and 1999:

                                                           2000                        1999
                                                 ---------------------       ---------------------
                                                 Carrying        Fair        Carrying        Fair
                                                  Amount         Value        Amount         Value
                                                  ------         -----        ------         -----
                                                                    (In thousands)
Financial assets:
    Cash and cash equivalents .............     $ 43,612     $ 43,612     $ 24,642     $ 24,642
    Securities available for sale .........       99,309       99,309       93,084       93,084
    Securities held to maturity ...........       32,238       32,342       17,014       16,922
    Federal Home Loan Bank stock ..........        5,651        5,651        3,843        3,843
    Loans,  net ...........................      783,405      772,970      665,554      644,276
    Accrued interest receivable ...........        6,310        6,310        4,910        4,910
    Savings Bank Life Insurance stock .....        2,043        2,043        2,043        2,043

Financial liabilities:
    Deposits ..............................      729,594      730,451      680,767      679,432
    Federal Home Loan Bank advances .......      101,386      102,874       58,928       58,439
    Securities sold under agreements
       to repurchase ......................        2,030        2,030        1,120        1,120

                                       88

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

19.     CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        Financial information pertaining only to the parent company, Berkshire Hills Bancorp, Inc. commencing June 27, 2000 is as follows:

                             CONDENSED BALANCE SHEET
                             -----------------------


                                                                     December 31,
Assets                                                                   2000
------                                                                 ---------
                                                                    (In thousands)
Cash due from Berkshire Bank ....................................       $ 12,740
Securities available for sale, at fair value.....................         13,937
Investment in common stock of Berkshire Bank ....................        124,590
Investment in common stock of Berkshire Hills Funding Corp. .....          8,020
Other assets ....................................................          2,050
                                                                        --------
      Total assets ..............................................       $161,337
                                                                        ========

Liabilities and Stockholders' Equity
------------------------------------

Accounts payable ................................................       $     15
Stockholders' equity ............................................        161,322
                                                                        --------
      Total liabilities and stockholders' equity ................       $161,337
                                                                        ========


                                       89

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                          CONDENSED STATEMENT OF INCOME
                          -----------------------------

                                                                    Period Ended
                                                                     December 31,
                                                                     ------------
                                                                         2000
                                                                   (In thousands)
Income:
   Dividends from Berkshire Bank ..................................     $   800
   Interest on securities .........................................         205
                                                                        -------
     Total income .................................................       1,005
                                                                        -------

Operating expenses:
   Charitable contribution ........................................       5,684
   Other ..........................................................          72
                                                                        -------
     Total operating expenses .....................................       5,756
                                                                        -------

Loss before income taxes and equity in
   undistributed income of subsidiaries ...........................      (4,751)
Applicable income tax benefit .....................................      (1,932)
                                                                        -------

Loss before equity in undistributed  income of subsidiaries .......      (2,819)
Equity in undistributed income of Berkshire Bank ..................       7,082
Equity in undistributed income  of Berkshire Hills Funding Corp. ..         319
                                                                        -------
     Net income ...................................................     $ 4,582
                                                                        =======



                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------


                                                                     Period Ended
                                                                     December 31,
                                                                          2000
                                                                       --------
                                                                    (In thousands)
Cash  flows  from  operating  activities:
   Net  income .................................................       $  4,582
   Adjustments  to reconcile net income
      to net cash provided by operating activities:
        Equity in undistributed income of Berkshire Bank .......         (7,082)
        Equity in undistributed income of Berkshire Hills
            Funding Corporation ................................           (319)
        Charitable contribution in the form of Berkshire
            Hills Bancorp, Inc. common stock ...................          5,684
        Deferred tax benefit ...................................         (1,598)
        Net amortization of securities .........................            (10)
        Other, net .............................................           (320)
                                                                       --------
            Net cash provided by operating activities ..........            937
                                                                       --------

Cash flows from investing activities:
   Activity in available-for-sale securities:
        Sales ..................................................          1,000
        Maturities .............................................          1,950
        Principal payments .....................................             25
        Purchases ..............................................        (16,958)
   Investment in Berkshire Bank ................................        (34,192)
   Investment in Berkshire Hills Funding Corporation ...........         (7,701)
                                                                       --------
            Net cash used in investing activities ..............        (55,876)
                                                                       --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ......................         68,386
   Dividends paid ..............................................           (707)
                                                                       --------
            Net cash provided by investing activities ..........         67,679
                                                                       --------

Net change in cash and cash equivalents ........................         12,740

Cash and cash equivalents at beginning of period ...............           --
                                                                       --------

Cash and cash equivalents at end of period .....................       $ 12,740
                                                                       ========

                                       91

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


20.     QUARTERLY DATA (UNAUDITED)

        Quarterly results of operations for the years ended December 31, 2000 and 1999 are as follows:

                                                 2000                                         1999
                               -------------------------------------------   ----------------------------------------
                                Fourth     Third     Second      First       Fourth     Third     Second      First
                                Quarter    Quarter   Quarter     Quarter     Quarter    Quarter   Quarter     Quarter
                               --------   --------   --------    --------   --------   --------   --------   --------
                                                       (In thousands, except per share data)

Interest and dividend income   $ 19,503   $ 18,826   $ 17,143    $ 15,546   $ 15,315   $ 15,022   $ 14,213   $ 13,918
Interest expense............      9,235      8,639      8,250       7,343      7,374      6,766      6,486      6,296
                               --------   --------   --------    --------   --------   --------   --------   --------
Net interest income.........     10,268     10,187      8,893       8,203      7,941      8,256      7,727      7,622
Provision for loan losses...        740        810        810         810      1,005        675        675        675
Other income................      1,242      1,161        965       1,378      1,258        830        885      1,325
Operating expenses (1)......      7,057      6,742     11,954       6,432      6,993      6,147      6,130      5,926
Provision (benefit) for
income taxes ...............      1,256      1,297       (975)        782        314        593        473        615
                               --------   --------   --------    --------   --------   --------   --------   --------
Net income (loss)...........   $  2,457   $  2,499   $ (1,931)   $  1,557   $    887   $  1,671   $  1,334   $  1,731
                               ========   ========   ========    ========   ========   ========   ========   ========

Earnings per share (2):
Basic ......................   $   0.35   $   0.35        N/A         N/A        N/A        N/A        N/A        N/A
Diluted ....................   $   0.35   $   0.35        N/A         N/A        N/A        N/A        N/A        N/A



        Notes:  (1) Operating  expenses in the 2000 second quarter were impacted by the $5,684,000 charitable contribution in connection with the conversion to a stock institution.

                (2) Earnings  per share is not  applicable  ("N/A") for quarters prior to the 2000 third quarter since shares of the Company's stock were not issued until June 27, 2000.


21.     SUBSEQUENT EVENTS

        At the January 23, 2001 Special Meeting of Stockholders of Berkshire Hills Bancorp, Inc., the 2001 Stock-based Incentive Plan was approved. Subject to the terms of the Plan, all employees and Outside Directors shall be eligible to received Awards under the Plan. The Awards that may be granted under the Plan are non-statutory stock options, incentive stock options, and stock awards. The number of shares available for issuance as stock options is 767,376. The number of shares available for issuance as restricted stock awards is 306,950. The Plan will be administered by a Committee appointed by the Board of Directors.

        On January 24, 2001, the Board of Directors voted to cease defined benefit pension plan accruals effective February 28, 2001 in conjunction with termination of the Plan. As a result, the Company expects to recognize a settlement gain during the year 2001. Termination of the Plan is subject to approval by the Internal Revenue Service.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the directors of the Company, the information contained under the sections captioned "Proposal I -- Election of Directors" and "Directors Compensation" in Berkshire Hills' Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference. For information concerning officers of the Company, reference is made to Part I,
Item 1, "Business--Executive Officers of the Registrant" in this report. Reference is made to the cover page of this report and to the section captioned "Compliance with Section 16(a) of the "Exchange Act" in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement.

         (c) Management of Berkshire Hills knows of no arrangements, including any pledge by any person of securities of Berkshire Hills, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  (1)   Financial Statements

               o Independent Auditors' Report

               o Consolidated Balance Sheets as of December 31, 2000 and 1999

               o Consolidated  Statements of Income for the Years Ended December
                 31, 2000, 1999 and 1998

               o Consolidated  Statements of Changes in Stockholders' Equity for
                 the Years Ended December 31, 2000, 1999, and 1998

               o Consolidated  Statements  of Cash  Flows for the  Years  Ended
                 December 31, 2000, 1999, and 1998

               o Notes to Consolidated Financial Statements

         (2)   Financial Statement Schedules

                           All financial statement schedules are omitted because they are not required or applicable, of the required information is shown in the consolidated financial statements or the notes thereto.

         (3)   Exhibits

               3.1 Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
               3.2    Bylaws of Berkshire Hills Bancorp, Inc. (1)
               4.0    Draft Stock  Certificate of Berkshire Hills Bancorp,  Inc.
                      (1)
               10.1 Employment Agreement between Berkshire Bank and James A. Cunningham, Jr.
               10.2 Employment Agreement between Berkshire Bank and Robert A. Wells
               10.3 Employment Agreement between Berkshire Bank and Susan M. Santora
               10.4 Employment Agreement between Berkshire Bank and Michael P. Daly
               10.5 Employment Agreement between Berkshire Bank and Charles F. Plungis, Jr.
               10.6 Employment Agreement between Berkshire Hills Bancorp, Inc. and James A. Cunningham, Jr.
               10.7 Employment Agreement between Berkshire Hills Bancorp, Inc. and Robert A. Wells
               10.8 Employment Agreement between Berkshire Hills Bancorp, Inc. and Susan M. Santora
               10.9 Employment Agreement between Berkshire Hills Bancorp, Inc. and Michael P. Daly
               10.10 Employment Agreement between Berkshire Hills Bancorp, Inc. and Charles F. Plungis, Jr.
               10.11 Form of Berkshire Bank Employee Severance Compensation Plan (1)
               10.12 Form of Berkshire Bank Supplemental Executive Retirement Plan (1)
               21.0 Subsidiary Information is incorporated herein by reference to Part I, Item 1, "Business -
               23.0   Consent of Wolf & Company, P.C.

               --------------------
               (1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Berkshire Hills Bancorp, Inc.


Date:  March 21, 2001                 By:  /s/ James A. Cunningham, Jr.
                                           ----------------------------
                                           James A. Cunningham, Jr.
                                           President, Chief Executive Officer
                                           and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.




/s/ James A. Cunningham, Jr.   President, Chief Executive Officer March 21, 2001
----------------------------   and Director
James A. Cunningham, Jr.       (principal executive officer)


/s/ Charles F. Plungis, Jr.    Senior Vice President, Treasurer   March 21, 2001
--------------------------     and Chief Financial Officer
Charles F. Plungis, Jr.        (principal accounting
                               and financial officer)



/s/ Robert A. Wells            Chairman of the Board              March 21, 2001
-------------------
Robert A. Wells


/s/ Thomas O. Andrews          Director                           March 21, 2001
---------------------
Thomas O. Andrews


/s/ Thomas R. Dawson, CPA      Director                           March 21, 2001
-------------------------
Thomas R. Dawson


/s/ Henry D. Granger           Director                           March 21, 2001
--------------------
Henry D. Granger


/s/ A. Allen Gray, Esq.        Director                           March 21, 2001
----------------------
A. Allen Gray


/s/ John Kittredge             Director                           March 21, 2001
------------------
John Kittredge

/s/ Peter J. Lafayette         Director                           March 21, 2001
----------------------
Peter J. Lafayette


/s/ Edward G. McCormick, Esq.  Director                           March 21, 2001
-----------------------------
Edward G. McCormick


/s/ Catherine B. Miller        Director                           March 21, 2001
-----------------------
Catherine B. Miller


/s/ Michael G. Miller          Director                           March 21, 2001
---------------------
Michael G. Miller


/s/ Raymond B. Murray, III     Director                           March 21, 2001
--------------------------
Raymond B. Murray, III


/s/ Louis J. Oggiani, Esq.     Director                           March 21, 2001
--------------------------
Louis J. Oggiani


/s/ Robert S. Raser            Director                           March 21, 2001
-------------------
Robert S. Raser


/s/ Corydon L. Thurston        Director                           March 21, 2001
-----------------------
Corydon L. Thurston


/s/ Ann H. Trabulsi            Director                           March 21, 2001
-------------------
Ann H. Trabulsi


/s/ William E. Williams        Director                           March 21, 2001
-----------------------
William E. Williams


/s/ Anne Everest Wojtkowski    Director                           March 21, 2001
---------------------------
Anne Everest Wojtkowski