Form 10-Q
period 2001-03-31
BERKSHIRE HILLS BANCORP INC
filed 2001-05-15
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 1-15781


                          BERKSHIRE HILLS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                      04-3510455
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

24 North Street, Pittsfield, Massachusetts                            01201
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


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


               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

               The Issuer had 7,290,073 shares of common stock, par value $0.01 per share, outstanding as of May 11, 2001.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                        Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets as of
        March 31, 2001 and December 31, 2000                            1

        Consolidated Statements of Income for the Three
        Months Ended March 31, 2001 and 2000                            2

        Consolidated Statements of Changes in Stockholders' Equity
        For the Three Months Ended March 31, 2001 and 2000              3

        Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2001 and 2000                      4

        Notes to Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             6

Item 3. Quantitative and Qualitative Disclosures About Market Risk     14

PART II:OTHER INFORMATION

Item 1. Legal Proceedings                                              15
Item 2. Changes in Securities and Use of Proceeds                      15
Item 3. Defaults Upon Senior Securities                                15
Item 4. Submission of Matters to a Vote of Security Holders            15
Item 5. Other Information                                              15
Item 6. Exhibits and Reports on Form 8-K                               16

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.
        ---------------------

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        Unaudited
                                                                         March 31,         December 31,
                                                                           2001               2000
                                                                       -----------         ------------
                                                                                (In thousands)
Assets:
   Cash and due from banks                                             $    20,356         $    26,891
   Short-term investments                                                    1,107              16,721
                                                                       -----------         -----------
      Total cash and cash equivalents                                       21,463              43,612

   Securities available for sale, at fair value                             97,134              99,309
   Securities held to maturity, at amortized cost                           31,775              32,238
   Federal Home Loan Bank Stock, at cost                                     6,184               5,651
   Savings Bank Life Insurance Stock, at cost                                2,043               2,043

   Loans                                                                   803,501             793,621
   Allowance for loan losses                                               (10,545)            (10,216)
                                                                       -----------         -----------
      Net loans                                                            792,956             783,405

   Banking premises and equipment, net                                      12,578              12,370
   Foreclosed real estate                                                       --                  50
   Accrued interest receivable                                               5,990               6,310
   Goodwill                                                                  6,136               6,260
   Other assets                                                             18,991              20,092
                                                                       -----------         -----------
      Total assets                                                     $   995,250         $ 1,011,340
                                                                       ===========         ===========

Liabilities and Stockholders' Equity:
   Deposits                                                            $   715,005         $   729,594
   Federal Home Loan Bank advances                                         114,089             101,385
   Securities sold under agreements to repurchase                            1,710               2,030
   Net deferred tax liability                                                4,057               4,482
   Loans sold with recourse                                                  4,791               7,740
   Accrued expenses and other liabilities                                    5,631               4,787
                                                                       -----------         -----------
      Total liabilities                                                    845,283             850,018
                                                                       -----------         -----------
   Stockholders' equity:
      Preferred stock ($.01 par value; 1,000,000 shares                         --                  --
         authorized; none issued or outstanding)
      Common stock ($.01 par value:  26,000,000 shares                          77                  77
         authorized; shares issued: 7,673,761 at March 31, 2001
         and December 31, 2000; shares outstanding: 7,290,073
         at March 31, 2001 and 7,673,761 at December 31, 2000)
      Additional paid-in capital                                            74,105              74,054
      Unearned compensation                                                (12,330)             (7,187)
      Retained earnings                                                     75,926              74,554
      Accumulated other comprehensive income                                19,013              19,824
      Treasury stock, at cost (383,688 shares at March 31,2001)             (6,824)                 --
                                                                       -----------         -----------
         Total stockholders' equity                                        149,967             161,322
                                                                       -----------         -----------
Total liabilities and stockholders' equity                             $   995,250         $ 1,011,340
                                                                       ===========         ===========


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      Unaudited
                                                                  Three Months Ended
                                                                       March 31
                                                              --------------------------
                                                                 2001            2000
                                                              ----------      ----------
                                                                (In thousands, except
                                                                for per share amounts)
Interest and Dividend Income:
   Bond interest                                              $  1,513         $  1,162
   Stock dividends                                                 394              318
   Short term investment interest                                   75               52
   Loan interest                                                17,154           14,074
                                                              --------         --------
Total interest and dividend income                              19,136           15,606
                                                              --------         --------

Interest expense:
   Interest on deposits                                          7,261            6,320
   Interest on FHLB advances                                     1,673            1,010
   Interest on securities sold under agreements
       to repurchase                                               179               13
                                                              --------         --------
Total interest expense                                           9,113            7,343
                                                              --------         --------

Net interest income                                             10,023            8,263

Provision for loan losses                                          840              810
                                                              --------         --------
Net interest income, after provision for loan losses             9,183            7,453
                                                              --------         --------

Non-interest income:
   Customer service fees                                           407              336
   Trust department fees                                           430              539
   Loan servicing fees                                             119              158
   Gain (loss) on sale of securities, net                           (1)             232
   Other income                                                    155               53
                                                              --------         --------
      Total non-interest income                                  1,110            1,318
                                                              --------         --------

Operating expenses:
   Salaries and benefits                                         3,622            3,435
   Occupancy and equipment                                       1,089            1,098
   Marketing and advertising                                       146               79
   Data processing                                                 171              344
   Professional services                                           253              146
   Office supplies                                                 285              274
   Foreclosed real estate and other loan expenses, net             536              318
   Amortization of goodwill                                        124              137
   Contributions                                                    --               --
   Other expenses                                                  975              601
                                                              --------         --------
      Total operating expenses                                   7,201            6,432
                                                              --------         --------

Income before taxes                                              3,092            2,339
   Provision for income taxes                                    1,014              782
                                                              --------         --------
Net income                                                    $  2,078         $  1,557
                                                              ========         ========

Earnings per share:
   Basic                                                      $   0.31               NA
   Diluted                                                        0.30               NA
Weighted average shares outstanding:
   Basic                                                         6,676               NA
   Diluted                                                       6,914               NA


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                    UNAUDITED
                                 (In Thousands)

                                                Common     Additional   Unearned    Retained    Accumulated   Treasury      Total
                                                Stock       Paid-in   Compensation  Earnings       Other        Stock
                                                            Capital                            Comprehensive
                                                                                                  Income
                                              --------------------------------------------------------------------------------------
Balance at December 31, 2000                  $      77   $  74,054   $  (7,187)   $  74,554    $  19,824    $      --    $ 161,322

Comprehensive income:
   Net income                                        --          --          --        2,078           --           --        2,078
   Change in net unrealized gain on
      securities available for sale, net of
      reclassification adjustments and tax
       effects                                       --          --          --           --         (811)                    (811)
                                                                                                                          ---------
         Total comprehensive income                                                                                           1,267
                                                                                                                          ---------

Cash dividends declared ($0.10 per share)            --          --          --         (706)          --           --         (706)

Treasury stock purchased                             --          --          --           --           --       (6,824)      (6,824)

Purchase of common stock - MRP                       --          --      (5,453)          --           --           --       (5,453)

Change in unearned compensation - MRP                --          --         182           --           --           --          182

Change in unearned compensation - ESOP               --          51         128           --           --           --          179
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------


Balance at March 31, 2001                     $      77   $  74,105   $ (12,330)   $  75,926    $  19,013    $  (6,824)   $ 149,967
                                              =========   =========   =========    =========    =========    =========    =========




Balance at December 31, 1999                  $      --   $      --   $      --    $  70,679    $  17,673    $      --    $  88,352

Comprehensive income:
   Net income                                        --          --          --        1,557           --           --        1,557
   Change in net unrealized gain on                  --          --          --           --       (1,298)          --       (1,298)
      securities available for sale, net of
      reclassification adjustments and
      tax effects
         Total comprehensive income                                                                                             259
                                                                                                                          ---------

Balance at March 31, 2000                     $      --   $      --   $      --    $  72,236    $  16,375    $      --    $  88,611
                                              =========   =========   =========    =========    =========    =========    =========


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Unaudited
                                                                           Three Months Ended
                                                                                March 31
                                                                        ---------------------------
                                                                          2001               2000
                                                                        --------           --------
                                                                               (In thousands)
Cash flows from operating activities:
   Net income                                                           $  2,078           $  1,557
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                              840                810
      Net amortization of securities                                          63                 86
      Depreciation and amortization expense                                  416                428
      Amortization of goodwill                                               124                137
      Management rewards plan expense                                        182                 --
      Employee stock ownership plan expense                                  179                 --
      (Gain) loss on sales and dispositions of securities, net                 1               (232)
      Deferred tax provision (benefit)                                        (1)                --
      Loans originated for sale                                               --             (6,338)
      Principal balance of loans sold                                         --              6,338
      Changes in operating assets and liabilities:
         Accrued interest receivable and other assets                      1,421             (1,189)
         Accrued expenses and other liabilities                              844               (191)
                                                                        --------           --------
            Net cash provided by operating activities                      6,147              1,406
                                                                        --------           --------

Cash flows from investing activities:
   Activity in available-for-sale securities:
      Sales                                                                  999             10,454
      Maturities                                                          10,720                500
      Principal payments                                                   2,211              2,072
      Purchases                                                          (13,066)           (13,543)
   Activity in held-to-maturity securities:
      Maturities                                                             985              2,363
      Principal payments                                                   4,211              1,676
      Purchases                                                           (4,721)            (8,473)
   Purchase of Federal Home Loan Bank stock                                 (533)              (374)
   Loan originations, net of principal payments                          (22,013)           (31,071)
   Proceeds from sale of loans from portfolio                             11,622                 --
   Additions to banking premises and equipment                              (624)              (823)
   Proceeds from sales of foreclosed real estate                              50                 --
                                                                        --------           --------
         Net cash used in investing activities                           (10,159)           (37,219)
                                                                        --------           --------
                                             (Continued)

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                                                       Unaudited
                                                                                   Three Months Ended
                                                                                         March 31
                                                                               ---------------------------
                                                                                 2001               2000
                                                                               --------           --------
                                                                                      (In thousands)
Cash flows from financing activities:
   Net increase (decrease) in deposits                                          (14,589)             7,265
   Net (decrease) in securities sold under agreements to purchase                  (320)              (250)
   Proceeds from Federal Home Loan Bank advances with maturities                 35,000             37,000
      in excess of three months
   Repayments of Federal Home Loan Bank advances with maturities                (24,855)           (19,581)
      in excess of three months
   Net proceeds of borrowings with maturities of three months or less             2,559             10,000
   Net decrease in loans sold with recourse                                      (2,949)                --
   Treasury stock purchased                                                      (6,824)                --
   Purchase of common stock in connection with employee and non-                 (5,453)                --
      employee directors benefit program
   Dividends paid                                                                  (706)                --
                                                                               --------           --------
         Net cash provided (used) by financing activities                       (18,137)            34,434
                                                                               --------           --------

Net change in cash and cash equivalents                                         (22,149)            (1,379)

Cash and cash equivalents at beginning of period                                 43,612             24,642
                                                                               --------           --------

Cash and cash equivalents at end of period                                     $ 21,463           $ 23,263
                                                                               ========           ========

Supplemental cash flow information:
   Interest paid on deposits                                                   $  7,243           $  6,315
   Interest paid on borrowed funds                                                1,521                651
   Income taxes paid (refunded), net                                                (48)               850


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

         The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly-owned subsidiaries, Berkshire Bank (the "Bank") and Berkshire Hills Funding Corp. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2000. The consolidated financial information at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

NOTE 2. COMMITMENTS

         At March 31, 2001, the Company had outstanding commitments to originate new residential and commercial loans totaling $30.8 million which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $36.5 million while unadvanced commercial lines, including unadvanced construction loan funds, totaled $75.7 million.

NOTE 3. EARNINGS PER SHARE

         Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential diluted shares, such as stock options or restricted stock, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan (the "ESOP") are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three months ended March 31, 2001, but not for the three months ended March 31, 2000, since shares of common stock were not issued until June 27, 2000.

         Earnings per share equaled $0.31 for the quarter ending March 31, 2001, based on 6,676,291 average shares outstanding. Diluted earnings per share equaled $0.30 for the quarter ending March 31, 2001, based on 6,913,828 average shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2001 and 2000, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward Looking Statements

         This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies, and expectations of Berkshire Hills and Berkshire Bank. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Berkshire Hills' and Berkshire Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' and Berkshire Bank's market area, changes in real estate market values in Berkshire Hills' market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire Hills does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

         Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks. With eleven full service branch offices serving communities throughout Berkshire County, Berkshire Bank is the largest banking institution based in Western Massachusetts. The Bank is a community-based financial institution that originates a variety of loan products including real estate loans, commercial loans, and consumer loans primarily in Berkshire County, Massachusetts and its surrounding areas. The Bank offers a wide variety of deposit products and other investment products and financial services to its customers, including asset management and trust services.

         In connection with the mutual to stock conversion of Berkshire Bancorp, the Bank's former mutual holding company, on June 27, 2000, Berkshire Hills sold 7,105,334 shares of common stock raising net proceeds of $68,415,488. As part of the conversion, 568,427 shares of Berkshire Hills common stock were donated to the Berkshire Hills Foundation, a charitable foundation.

         On January 24, 2001, our Board of Directors approved the payment of a cash dividend of $0.10 per share, payable on February 23, 2001, to stockholders of record on February 5, 2001.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

         Total assets at March 31, 2001 were $995.3 million, a decrease of $16.1 million, or 1.6%, from $1,011.3 million at December 31, 2000. Total assets declined during the quarter as $6.5 million in cash and due from banks, and $15.6 million in short-term investments were used to fund $14.6 million in deposit withdrawals and to purchase 383,688 shares under the Company's 5% stock repurchase program and 306,950 shares to fund the Company's granting of restricted stock awards under the 2001 Stock-Based Incentive Plan. Loans outstanding increased $9.9 million during the quarter to $803.5 million and were supported by an increase of $12.7 million in borrowings from the Federal Home Loan Bank of Boston.

Loans

         Total loans outstanding increased $9.9 million, or 1.2%, during the first quarter of 2001 due to growth in the various commercial lending categories. Unlike previous quarters, automobile loans fell $2.5 million, or 1.1%, as new originations were offset by the sale of $11.6 million of loans from the portfolio during the quarter.

                                              At March 31, 2001                  At December 31, 2000
                                           -----------------------           -----------------------------
                                           Balance         %                  Balance                %
                                                        of Total                                  of Total
                                          ---------     ---------            ---------            ---------
                                                            (Dollars in thousands)
Mortgage loans on real estate:
   Residential  1 - 4 family              $ 242,577        30.19%           $   244,290             30.78%
   Commercial  1 - 4 family                  11,370         1.42%                11,063              1.39%
   Commercial Real Estate                    70,432         8.77%                63,871              8.05%
   Commercial Construction                   13,017         1.62%                 8,480              1.07%
   Multi-family                              15,819         1.97%                15,699              1.98%
                                          ---------                         -----------
      Total real estate loans               353,215        43.96%               343,403             43.27%

Commercial loans                            167,819        20.89%               167,085             21.05%

Consumer loans:
   Automobile                               228,134        28.39%               230,648             29.06%
   Home Equity Loans                         33,094         4.12%                34,471              4.34%
   Other                                     21,239         2.64%                18,014              2.27%
                                          ---------                         -----------
      Total consumer loans                  282,467        35.15%               283,133             35.68%

Total loans                                 803,501                             793,621

Less:  Allowance for loan losses            (10,545)        1.31%               (10,216)             1.29%
                                        -----------                         -----------
      Loans, net                        $   792,956                         $   783,405
                                        ===========                         ===========



         Commercial real estate loans and commercial construction loans accounted for the bulk of the increase over the winter months. Commercial real estate loans grew $6.6 million, or 10.3%, to $70.4 million, and commercial construction loans grew $4.5 million, or 53.5%, to $13.0 million. As evidence of a sustaining local economy, loans were granted for various purposes ranging from the construction of a hotel, to the purchase of a headquarters and modernization of a music facility for a local cultural organization, to the renovation of a summer camp. In the consumer loan category, other consumer loans increased $3.2 million, or 17.9%, to $21.2 million due to a number of second mortgage loans other than home equity loans being granted.

Allowance for Loan Losses

         All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions in an amount considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on March 31, 2001, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

         The allowance consists of allocated, general and unallocated loss components. The allocated loss component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated losses and general losses in the portfolio

         On March 31, 2001, the allowance for loan losses totaled $10.5 million, or 1.31%, of total loans as compared to $10.2 million, or 1.29%, of total loans on December 31, 2000. Net consumer loan charge-offs, primarily auto loans, amounted to $514,000 this year against $121,000 for the same three month period last year due to some deterioration in the auto portfolio along with the normal aging of a larger portfolio. For the quarter ending March 31, 2001, there were $3,000 in net recoveries in the commercial loan portfolio as compared to $66,000 in net charge-offs last year as one problem credit was resolved. Combined, net loans charged-off during the quarter amounted to 0.06% of total loans as compared to .03% last year. The allowance expressed as a percentage of nonperforming loans was 308.69% at March 31, 2001, as compared to 359.95% at March 31, 2000.

                                                                At and for the
                                                              Three Months Ended
                                                         ----------------------------
                                                          March 31,         March 31,
                                                            2001              2000
                                                         ---------          ---------
                                                            (Dollars in thousands)
Allowance for loan losses, beginning of period            $10,216           $ 8,534

Charged-off loans:
   Real estate                                                 --                --
   Consumer                                                   642               184
   Commercial                                                   6                90
                                                          -------           -------
      Total charged-off loans                                 648               274

Recoveries:
   Real estate                                                 --                11
   Consumer                                                   128                63
   Commercial                                                   9                24
                                                          -------           -------
      Total recoveries                                        137                98

Provision for loan losses                                     840               810
                                                          -------           -------

Allowance for loan losses, end of period                  $10,545           $ 9,168
                                                          =======           =======

Net loans charged-off to total loans                         0.06%             0.03%
Allowance for loan losses to total loans                     1.31%             1.30%
Allowance for loan losses to nonperforming loans           308.69%           359.95%
Recoveries to charge-offs                                   21.14%            35.77%

Nonperforming Assets

         The following table sets forth information regarding nonperforming assets as of March 31, 2001 and December 31, 2000.

                                              At March 31,    At December  31,
                                                 2001              2000
                                             -------------   -----------------
                                                  (Dollars in thousands)
Nonaccruing loans:
   Real estate:
      One- to four-family                       $  347             $  390
      Commercial                                    --                 --
   Home equity                                      --                 20
   Consumer                                      2,112              1,993
   Commercial                                      957                466
                                                ------             ------
      Total                                      3,416              2,869

Foreclosed real estate                              --                 50
                                                ------             ------

Total nonperforming assets                      $3,416             $2,919
                                                ======             ======

Total nonaccruing loans to total loans            0.43%              0.36%

Total nonperforming assets to total assets        0.34%              0.29%


         Nonaccruing loans increased from $2.9 million at the end of December to $3.4 million on March 31, 2001. Nonaccruing commercial loans increased $491,000 as a loan to a company in the special effects industry was transferred to nonaccrual status. Nonaccruing consumer loans increased $119,000, or 6.0%, to $2.1 million due to increased automobile delinquencies. The Company disposed of its sole remaining foreclosed real estate property during the quarter.

         Generally, the Company ceases accruing interest on all loans when principal or interest payments are 90 days or more past due unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. At March 31, 2001, the Company had $25,000 of loans that were 90 days or more past due but which were still accruing interest.

Investment Securities

         Securities totaled $137.1 million at the end of March 2001 as compared to $139.2 million on December 31, 2000. An $811,000 reduction in the net unrealized gain in the portfolio was due to a decline in the equity portfolio as a result of a lackluster stock market. This change will be recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity. The balance of the decline in securities during the quarter was due to the use of normal portfolio cash flows to meet deposit run-off. Normally, such cash flows would be reinvested in the portfolio.

Other Assets

         Included in other assets are the Bank's prepaid automobile dealer reserve accounts, the cash surrender value of life insurance policies, and the portfolio of repossessed automobiles. From December 31, 2000 to March 31, 2001, other assets fell $1.1 million. Prominent in the decline was a decrease of $333,000 in repossessed automobiles from $3.2 million at December 31, 2000, to $2.8 million at March 31, 2001. A strong sales effort during the first quarter of 2001 enabled the Bank to bring down the balance of its automobile portfolio. Other assets also declined due to the January 2, 2001 collection of a $1.0 million security that matured on Sunday, December 31, 2001, that was partially offset by an increase of $147,000 in the dealer reserve accounts.

Deposits

         Customers' deposits are the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of March 31, 2001 and December 31, 2000.

                          At March 31, 2001               At December 31, 2000
                        -----------------------          -----------------------
                         Balance        % of              Balance        % of
                                      Deposits                         Deposits
                         -------      --------            -------      --------
                                        (Dollars in thousands)

Demand deposits         $ 68,089        9.52%            $ 76,750      10.52%
NOW accounts              77,408       10.83%              79,978      10.96%
Savings accounts         138,341       19.35%             137,293      18.82%
Money Market accounts    103,231       14.44%             115,800      15.87%
Term certificates        327,936       45.86%             319,773      43.83%
                        --------                         --------
      Total             $715,005                         $729,594
                        ========                         ========

         Total deposits were $715.0 million on March 31, 2001, a decrease of $14.6 million or 2.0% for the quarter. Core deposits, which the Company considers to be all but term certificates, were 54.1% of total deposits on March 31, 2001 as compared to 56.2% on December 31, 2000. Historically, the first quarter of the year is a difficult period for deposit growth. This year, in addition to normal seasonality, declines in municipal deposits and corporate checking and sweep accounts contributed to decreases in NOW, demand deposit, and money market accounts.

Borrowings

         Since deposit growth has been insufficient to keep up with loan growth, the Company has found it necessary to supplement its funding of the loan portfolio with borrowings from the Federal Home Loan Bank of Boston. The amount of these borrowings has increased $12.7 million to $114.1 million since the end of last year. The Company's borrowing capacity at the Federal Home Loan Bank of Boston is in excess of $240 million.

Stockholders' Equity and Regulatory Capital

         At March 31, 2001, the Company had $150.0 million in stockholders' equity compared to $161.3 million at December 31, 2000. The Company earned $2.1 million during the first quarter of 2001, but purchased 306,950 shares of its common stock at a cost of $5.5 million to fund the granting of a restricted stock awards under the Company's 2001 Stock-Based Incentive Plan and acquired an additional 383,688 shares for $6.8 million to complete a 5% repurchase program. The Company also declared and paid a cash dividend of $0.10 per common share, amounting to $706,000.

         The Company's capital to assets ratio for March 31, 2001, and December 31, 2000, was 15.07% and 15.95%, respectively. The various regulatory capital ratios for the Company on March 31, 2001 and December 31, 2000 were as follows:


                                           March 31, 2001      December 31, 2000
                                           --------------      -----------------

Total capital to risk weighted assets           18.66%              20.15%
Tier 1 capital to risk weighted assets          15.76%              17.12%
Tier 1 capital to average assets                12.80%              14.54%

         Regulations have been established that require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and total capital to average assets to ensure capital adequacy. Failure to meet these requirements can initiate regulatory actions that could have a material effect on the Company's financial statements. As of December 31, 2000, the Company was in compliance with all capital adequacy requirements to be categorized as well capitalized. Management knows of no events that have since occurred that would jeopardize this rating and believes that the Company would continue to be considered well capitalized on March 31, 2001.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
2000

         Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income, before the provision for loan losses, increased $1.8 million or 21.3%, to $10.0 million in the first quarter of 2001. The Company's net interest margin increased to 4.21% this quarter from 4.09% for the same quarter last year. Higher yields were the main contributor to the increase in net interest margin.

         Total interest and dividend income increased $3.5 million, or 22.6%, to $19.1 million for the first quarter of 2001 as compared to the same period last year. Strong commercial and automobile loan growth coupled with loans that repriced at higher rates throughout 2000 contributed to a higher level of interest earnings. Loan interest grew to $17.2 million in the current quarter, an increase of $3.1 million, or 21.9%, from the same period last year. Investment income rose to $2.0 million in 2001 from $1.5 million in 2000, an increase of $450,000, or 29.4%, as the Company's investment securities also benefited from growth in the portfolio and a higher yield on invested assets.

         Interest expense rose $1.8 million, or 24.1%, to $9.1 million this year due to increased deposits, a higher concentration of certificates of deposits, and additional FHLB advances. Deposit growth has been unable to fully fund the growth in the Company's asset base and has been supplemented by borrowings from the Federal Home Loan Bank of Boston. Deposit expense grew by $941,000 this year to $7.3 million while interest on FHLB advances increased $663,000 or 65.6%, to $1.7 million from $1.0 million last year. Other interest expense rose to $179,000 from $13,000 as the Bank incurred $152,000 in interest expense related to loans sold with recourse.

         The Company's provision for loan losses was $840,000 in the first quarter of this year as compared to $810,000 in the same quarter last year. In setting the provision for the first quarter of 2001, management considered the current level of commercial and automobile loan originations, current delinquencies in the loan portfolio, prospects for future loan delinquencies, especially automobile, and the likelihood for future recoveries of previously charged-off loans, among other items. In addition, Berkshire Hills has a material investment in commercial and automobile loans which generally bear a greater degree of risk than one-to-four family real estate loans.

         After the provision, net interest income was $9.2 million for the quarter ending March 31, 2001 as compared to $7.5 million for the same period last year, an increase of $1.7 million or 23.2%.

         Non-interest Income. Non-interest income earned by the Company comes primarily from three recurring sources: Trust department fees, customer service fees, and servicing fees on loans sold to others. For the three months ended March 31, 2001, non-interest income totaled $1.1 million, a decrease of $208,000, or 15.8%, from the same quarter last year. The decline in non-interest income can be attributed to a $109,000 decline in trust department fees as first quarter 2000 benefited from a switch from a cash to an accured method of accounting, along with a decline in loan servicing fees of $39,000 as greater than anticipated payments in the automobile loan portfolio resulted in lower earned fees. In addition, with 2001's volatile stock market, more securities were sold at a profit in 2000 than 2001 resulting in a decline in securities gains of $233,000. Partially offsetting these declines were an increase of $71,000 in customer service fees primarily due to increased overdraft fees, ATM card fees, and miscellaneous loan fees and an increase of $102,000 in other income from the proceeds of an insurance policy.

         Non-interest Expense. Non-interest (operating) expense amounted to $7.2 million for the three months ending March 31, 2001 as compared to $6.4 million for the same three months last year. Included in this quarter's expenses were $182,000 for the 2001 Stock-Based Incentive Plan and $179,000 for the Bank's ESOP. As the Company completed its mutual to stock conversion on June 27, 2000, there were no such corresponding expenses in the same quarter last year. In addition, other expenses increased $379,000 primarily due to $203,000 of expenses associated with being a public company. Various other items, such as insurance expense, postage and courier expense, imaging expense, and start-up expenses for Gold Leaf Investments added approximately $180,000 to other expenses. Foreclosed real estate and other loan expense rose $218,000 year over year primarily due to expenses related to the sale of repossessed autos. One-time expenses in the first quarter included $20,000 related to the closing of a branch office and $50,000 for examining new ventures that pertain to non-interest income generation. Partially offsetting these increases was a decline in data processing costs of $173,000 as savings were realized due to a switch to an in-house imaging system from an outsourced operation.

         Income Taxes. Income taxes were $232,000 higher in this year's first quarter as increased income offset a lower effective tax rate. The Company's effective tax rate was 32.8% in 2001, compared to 33.4% in 2000.

Liquidity and Capital Resources

         Liquidity is the ability to meet current and future financial obligations of a short-term nature. Berkshire Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities.

         Berkshire Bank's primary investing activities are: (1) originating residential 1 - 4 family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit, and consumer loans; and (2) investing in mortgage-and asset-backed securities, U.S. Government and agency obligations, and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. Additionally, deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Berkshire Bank and its local competitors, and other factors. Berkshire Bank closely monitors its liquidity position on a daily basis. If Berkshire Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement with the Depositors Insurance Fund.

         Berkshire Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, Berkshire Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon Berkshire Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of its deposits will remain with Berkshire Bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.


         Berkshire Bank's most significant form of market risk is interest rate risk. The principal objectives of Berkshire Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports to the Executive Committee of the Bank and the Board of Directors. The Asset/Liability Committee consists of Berkshire Bank's President and Chief Executive Officer, Senior Vice President, Treasurer and Chief Financial Officer, Executive Vice President-Senior Loan Officer, and Executive Vice President-Retail Banking. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Berkshire Bank.

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

         For Berkshire Bank, market risk also includes price risk, primarily equity price risk. The securities portfolio had unrealized gains before taxes of $29.2 million at March 31, 2001. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Bank's equity. Since December 31, 2000, this component has declined $811,000. It is not possible to predict with complete accuracy the direction and magnitude of securities price changes. Unfavorable market conditions or other factors could cause further price declines in the securities portfolio.

         Berkshire Bank uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities, and changes in balance sheet mix. The table below sets forth, as of March 31, 2001, estimated net interest income and the estimated changes in Berkshire Bank's net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.





          Increase/ (Decrease)
        in Market Interest Rates                At March 31, 2001
             in Basis Points         --------------------------------------
              (Rate Shock)             Amount        $ Change     % Change
        ------------------------     -----------   ------------  ----------
                                             (Dollars in thousands)

                   200                 $45,553           $906       2.03%
                   100                  45,248            601       1.35%
                 Static                 44,646             --         --
                  (100)                 43,857           (789)     (1.77)%
                  (200)                 43,058         (1,588)     (3.56)%

         The above table indicates that in the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points and 200 basis points, Berkshire Bank's net interest income would be expected to decrease by $789,000 and $1.6 million respectively.

         Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on certificates of deposit, and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

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


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

         The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

        None.

Item 3. Defaults Upon Senior Securities.
        --------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

         The Special Meeting of the Stockholders of the Company was held on January 23, 2001. The results of the vote were as follows:

               1. The approval of the Berkshire Hills Bancorp, Inc. 2001
                  Stock-Based Incentive Plan was adopted by the stockholders by the following vote:

                     FOR                    AGAINST                      ABSTAIN
                     ---                    -------                      -------

                  5,125,051                 666,363                       25,911

Item 5. Other Information.
        ------------------

        None.

Item 6. Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
        --------------------------------------------------------------

(a) Exhibits

        3.1   Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)

        3.2   Bylaws of Berkshire Hills Bancorp, Inc.(1)

        4.0   Stock Certificate of Berkshire Hills Bancorp, Inc.(1)

        10.1  Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan(2)

-----------------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-32146.
(2) Incorporated by reference into this document from the appendix to the Proxy Statement as filed with the Securities and Exchange Commission on December 11, 2000.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BERKSHIRE HILLS BANCORP, INC.


Dated: May 14, 2001         By:    /s/ James A. Cunningham, Jr.
                                   -----------------------------------
                                   James A. Cunningham, Jr.
                                   President, Chief Executive Officer
                                   and Director
                                   (principal executive officer)


Dated: May 14, 2001         By:    /s/ Charles F. Plungis, Jr.
                                   ------------------------------------------
                                   Charles F. Plungis, Jr.
                                   Senior Vice President, Treasurer
                                   and Chief Financial Officer
                                   (principal financial and accounting officer)