Form 10-Q
period 2001-06-30
BERKSHIRE HILLS BANCORP INC
filed 2001-08-10
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Issuer had 6,925,570 shares of common stock, par value $0.01 per share, outstanding as of August 10, 2001.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of                                   1
           June 30, 2001 and December 31, 2000

           Consolidated Statements of Operations for the Three and Six         2
           Months Ended June 30, 2001 and 2000

           Consolidated Statements of Changes in Stockholders' Equity          3
           for the Six Months Ended June 30, 2001 and 2000

           Consolidated Statements of Cash Flows for the                       4
           Six Months Ended June 30, 2001 and 2000

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial                   7
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         16

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  18
Item 2.    Changes in Securities and Use of Proceeds                          18
Item 3.    Defaults Upon Senior Securities                                    18
Item 4.    Submission of Matters to a Vote of Security Holders                18
Item 5.    Other Information                                                  18
Item 6.    Exhibits and Reports on Form 8-K                                   19

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements.
           --------------------

                          BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                     Unaudited
                                                                     June 30,         December 31,
                                                                       2001               2000
                                                                    -----------      -----------
                                                                   (In thousands)
Assets:
   Cash and due from banks                                          $    21,268      $    26,891
   Short-term investments                                                 9,743           16,721
                                                                    -----------      -----------
      Total cash and cash equivalents                                    31,011           43,612

   Securities available for sale, at fair value                          97,326           99,309
   Securities held to maturity, at amortized cost                        31,581           32,238
   Federal Home Loan Bank stock, at cost                                  7,027            5,651
   Savings Bank Life Insurance stock, at cost                             2,043            2,043

   Loans                                                                822,283          793,621
   Loans held for sale, at fair value                                     1,200             --
   Allowance for loan losses                                            (10,877)         (10,216)
                                                                    -----------      -----------
      Net loans                                                         812,606          783,405

   Premises and equipment, net                                           13,823           12,370
   Foreclosed real estate                                                    26               50
   Accrued interest receivable                                            5,952            6,310
   Goodwill                                                              11,887            6,260
   Other assets                                                          17,507           20,092
                                                                    -----------      -----------
      Total assets                                                  $ 1,030,789      $ 1,011,340
                                                                    ===========      ===========

Liabilities and Stockholders' Equity:
   Deposits                                                         $   723,933      $   729,594
   Federal Home Loan Bank advances                                      140,536          101,385
   Securities sold under agreements to repurchase                         1,030            2,030
   Net deferred tax liability                                             4,610            4,482
   Loans sold with recourse                                               1,198            7,740
   Accrued expenses and other liabilities                                 5,754            4,787
                                                                    -----------      -----------
      Total liabilities                                                 877,061          850,018
                                                                    -----------      -----------

   Minority Interests                                                       500             --

   Stockholders' equity:
      Preferred stock ($.01 par value; 1,000,000 shares                    --               --
         authorized; none issued or outstanding)
      Common stock ($.01 par value:  26,000,000 shares                       77               77
         authorized; shares issued: 7,673,761 at June 30, 2001
         and December 31, 2000; shares outstanding: 7,290,073
         at June 30, 2001 and 7,673,761 at December 31, 2000)
      Additional paid-in capital                                         74,162           74,054
      Unearned compensation                                             (11,929)          (7,187)
      Retained earnings                                                  77,690           74,554
      Accumulated other comprehensive income                             20,052           19,824
      Treasury stock, at cost (383,688 shares at June 30, 2001)          (6,824)            --
                                                                    -----------      -----------
         Total stockholders' equity                                     153,228          161,322
                                                                    -----------      -----------
Total liabilities and stockholders' equity                          $ 1,030,789      $ 1,011,340
                                                                    ===========      ===========


See accompanying notes to unaudited consolidated financial statements.

                                BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Unaudited                  Unaudited
                                                            Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
                                                           ---------------------      ----------------------
                                                             2001          2000          2001         2000
                                                           --------     --------      --------      --------
                                                                   (In thousands, except per share amounts)
Interest and Dividend Income:
   Bond interest                                           $  1,451     $  1,305      $  2,964      $  2,467
   Stock dividends                                              356          370           750           688
   Short-term investment interest                                69          130           144           182
   Loan interest                                             17,388       15,429        34,542        29,503
                                                           --------     --------      --------      --------
Total interest and dividend income                           19,264       17,234        38,400        32,840
                                                           --------     --------      --------      --------

Interest expense:
   Interest on deposits                                       6,989        6,732        14,250        13,052
   Interest on FHLB advances                                  1,701        1,502         3,374         2,512
   Interest on securities sold under agreements
      to repurchase and other borrowings                         61           16           240            30
                                                           --------     --------      --------      --------
Total interest expense                                        8,751        8,250        17,864        15,594
                                                           --------     --------      --------      --------

Net interest income                                          10,513        8,984        20,536        17,246

Provision for loan losses                                       840          810         1,680         1,620
                                                           --------     --------      --------      --------
Net interest income, after provision for loan losses          9,673        8,174        18,856        15,626
                                                           --------     --------      --------      --------

Non-interest income:
   Customer service fees                                        516          459           923           795
   Trust department fees                                        445          287           875           826
   Loan servicing fees                                          132           96           251           254
   Gain (loss) on  securities, net                              278          (12)          277           221
   Other income                                                  76            44           231           96
                                                           --------     --------      --------      --------
      Total non-interest income                               1,447          874         2,557         2,192
                                                           --------     --------      --------      --------

Operating expenses:
   Salaries and benefits                                      3,980        3,363         7,602         6,798
   Occupancy and equipment                                      952        1,083         2,041         2,181
   Marketing and advertising                                    143          120           289           199
   Data processing                                              269          350           440           694
   Professional services                                        177           96           430           242
   Office supplies                                              235          159           520           433
   Foreclosed real estate and other loan expenses, net          700          297         1,236           628
   Amortization of goodwill                                     125          137           249           274
   Contributions                                                 --        5,684            --         5,684
   Other expenses                                               793          665         1,768         1,252
                                                           --------     --------      --------      --------
      Total operating expenses                                7,374       11,954        14,575        18,385
                                                           --------     --------      --------      --------

Income (loss) before taxes                                    3,746       (2,906)        6,838          (567)
   Provision (benefit) for income taxes                       1,239         (975)        2,253          (193)
                                                           --------     --------      --------      --------
Net income (loss)                                          $  2,507     $ (1,931)     $  4,585      $   (374)
                                                           ========     ========      ========      ========


Earnings per share:
   Basic                                                   $   0.39           NA      $   0.70            NA
   Diluted                                                 $   0.37           NA      $   0.67            NA
Weighted average shares outstanding:
   Basic                                                      6,425           NA         6,550            NA
   Diluted                                                    6,784           NA         6,847            NA


See accompanying notes to unaudited consolidated financial statements.

                                           BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                              UNAUDITED
                                                           (In Thousands)

                                                                                                 Accumulated
                                                          Additional                                Other
                                                Common      Paid-in     Unearned      Retained  Comprehensive   Treasury
                                                 Stock      Capital   Compensation    Earnings     Income         Stock      Total
                                              ---------   ---------   ---------    ---------     ---------     -----      ---------
Balance at December 31, 2000                  $      77   $  74,054   $  (7,187)   $  74,554     $  19,824     $    --    $ 161,322

Comprehensive income:
   Net income                                      --          --          --          4,585          --            --        4,585
   Change in net unrealized gain on
        securities available for sale, net of
        reclassification adjustments and
        tax effects                                --          --          --           --             228          --          228
                                                                                                                          ---------
         Total comprehensive income                                                                                           4,813

Cash dividends declared                            --          --          --         (1,449)         --            --       (1,449)

Treasury stock purchased                           --          --          --           --            --          (6,824)    (6,824)

Purchase of common stock - MRP                     --          --        (5,453)        --            --            --       (5,453)

Change in unearned compensation - MRP              --          --           454         --            --            --          454

Change in unearned compensation - ESOP             --           108         257         --            --            --          365
                                              ---------   ---------   ---------    ---------     ---------     -----      ---------

Balance at June 30, 2001                      $      77   $  74,162   $ (11,929)   $  77,690     $  20,052     $  (6,824) $ 153,228
                                              =========   =========   =========    =========     =========     =========  =========


Balance at December 31, 1999                  $    --     $    --     $    --      $  70,679     $  17,673     $    --    $  88,352


Comprehensive income (loss):
   Net income (loss)                               --          --          --           (374)         --            --         (374)
   Change in net unrealized gain on
        securities available for sale, net of
        reclassification adjustments and
        tax effects                                --          --          --           --          (4,265)         --       (4,265)
                                                                                                                          ---------
  Total comprehensive income (loss)                                                                                          (4,639)

Issuance of common stock in connection
   with conversion from mutual to stock-
   owned bank holding company                        77      74,057      (6,139)        --            --            --       67,995
                                              ---------   ---------   ---------    ---------     ---------     -----      ---------

Balance at June 30, 2000                      $      77   $  74,057   $  (6,139)   $  70,305     $  13,408     $    --    $ 151,708
                                              =========   =========   =========    =========     =========     =========  =========


See accompanying notes to unaudited consolidated financial statements.

                                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Unaudited
                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                        2001           2000
                                                                                     ---------      ---------
                                                                                          (In thousands)
Cash flows from operating activities:
   Net income (loss)                                                                 $   4,585      $    (374)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for loan losses                                                          1,680          1,620
      Net amortization of securities                                                        86            136
      Charitable contribution in the form of equity securities                            --            5,684
      Depreciation and amortization expense                                                857            892
      Amortization of goodwill                                                             249            274
      Management Rewards Plan expense                                                      454           --
      Employee stock ownership plan expense                                                365           --
      Gain on securities, net                                                             (277)          (221)
      Losses on foreclosed real estate, net                                               --               36
      Loss on sale of equipment                                                             35             18
      Deferred tax provision (benefit)                                                      (3)        (3,125)
      Loans originated for sale                                                        (15,515)        (8,250)
      Principal balance of loans sold                                                   14,315          8,250
      Changes in operating assets and liabilities:
         Accrued interest receivable and other assets                                    3,514         (3,059)
         Accrued expenses and other liabilities                                           (101)           123
                                                                                     ---------      ---------
            Net cash provided by operating activities                                   10,244          2,004

Cash flows from investing activities:
   Activity in available-for-sale securities:
      Sales                                                                              6,430         10,443
      Maturities                                                                        17,202         22,041
      Principal payments                                                                 6,806          4,213
      Purchases                                                                        (27,930)       (69,288)
   Activity in held-to-maturity securities:
      Maturities                                                                         6,149          4,480
      Principal payments                                                                10,269          3,937
      Purchases                                                                        (15,736)       (19,500)
   Purchase of Federal Home Loan Bank stock                                             (1,376)        (1,454)
   Loan originations, net of principal payments                                        (29,707)       (79,448)
   Additions to banking premises and equipment                                          (1,447)        (1,630)
   Proceeds from sales of foreclosed real estate                                            50            164
   Proceeds from sale of equipment                                                          20              3
   Loan to fund employee stock ownership plan                                             --           (6,139)
   Payment for purchase of EastPoint Technologies, LLC                                  (7,300)          --
                                                                                     ---------      ---------
         Net cash used in investing activities                                         (36,570)      (132,178)

                                   (continued)

See accompanying notes to unaudited consolidated financial statements.


                              BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)


                                                                                         Unaudited
                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                    2001           2000
                                                                                 ---------      ---------
                                                                                     (In thousands)
Cash flows from financing activities:
   Net increase (decrease) in deposits                                              (4,158)        49,939
   Net increase (decrease) in securities sold under agreements to repurchase        (1,000)           320
   Proceeds from Federal Home Loan Bank advances with maturities                    90,000         74,000
      in excess of three months
   Repayments of Federal Home Loan Bank advances with maturities                   (50,849)       (38,174)
      in excess of three months
   Proceeds of borrowings with maturities of three months or less, net of             --             --
      repayments
   Net decrease in loans sold with recourse                                         (6,542)          --
   Treasury stock purchased                                                         (6,824)          --
   Purchase of common stock in connection with employee and non-
      employee directors benefit programs                                           (5,453)          --
   Dividends paid                                                                   (1,449)          --
   Net proceeds from initial public offering                                          --           68,450
                                                                                 ---------      ---------
         Net cash provided by financing activities                                  13,725        154,535

Net change in cash and cash equivalents                                            (12,601)        24,361

Cash and cash equivalents at beginning of period                                    43,612         24,642
                                                                                 ---------      ---------

Cash and cash equivalents at end of period                                       $  31,011      $  49,003
                                                                                 =========      =========

Supplemental cash flow information:
   Interest paid on deposits                                                     $  14,461      $  13,022
   Interest paid on borrowed funds                                                   3,374          2,353
   Income taxes paid (refunded), net                                                 1,120          3,177
   Transfers from loans to foreclosed real estate                                       26           --

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)


Note 1.   Basis of Presentation
-------------------------------

                  The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly-owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp., and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2000. The consolidated financial information at June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

Note 2.   Commitments
---------------------

                  At June 30, 2001, the Company had outstanding commitments to originate new residential and commercial loans totaling $23.9 million which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $36.5 million while unadvanced commercial lines, including unadvanced construction loan funds, totaled $69.1 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3.   Earnings Per Share
----------------------------

                  Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential diluted shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan (the "ESOP") are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three and six months ended June 30, 2001, but not for the three and six months ended June 30, 2000, since shares of common stock were not issued until June 27, 2000.

                  Earnings per share equaled $0.39 for the quarter ending June 30, 2001, based on 6,425,239 average shares outstanding. Diluted earnings per share equaled $0.37 for the quarter ending June 30, 2001, based on 6,783,784 average shares outstanding. For the six months ending June 30, 2001, earnings per share equaled $0.70 based on 6,550,071 shares outstanding. Diluted earnings per share equaled $0.67 based on 6,847,244 shares outstanding.

Note 4.   Acquisition
---------------------

                  On June 29, 2001, the Company, through it's wholly-owned subsidiary Berkshire Hills Technology, Inc., purchased a controlling interest in EastPoint Technologies, LLC, which on the same date acquired all of the domestic operations and service contracts of M&I EastPoint Technology, Inc., Bedford, New Hampshire, a software and data processing provider for financial institutions, as well as substantially all of the operations and service contracts of Preferred Financial Systems, Inc., Arden Hills, Minnesota, a data processing service provider which utilized the EastPoint system. EastPoint Technologies, LLC was formed by a consortium of several clients of M&I EastPoint Technology, Inc. and/or Preferred Financial Systems, Inc. and intends to position itself as a leader in the development of client/server software applications for the financial industry. A portion of the Company's initial investment in EastPoint Technologies, LLC may be purchased by other consortium participants upon their receipt of the necessary regulatory approvals.

Note 5.   Recent Accounting Pronouncements
------------------------------------------

                  On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2001, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------

                  The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2001 and 2000, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

                  On April 25, 2001, our Board of Directors approved the payment of a cash dividend of $0.11 per share, payable on May 25, 2001, to stockholders of record on May 7, 2001. The book value per share of Berkshire Hills' common stock was $21.02 at June 30, 2001, unchanged from December 31, 2000.

                  On June 29, 2001, the Company, through it's wholly-owned subsidiary Berkshire Hills Technology, Inc., purchased a controlling interest in EastPoint Technologies, LLC, which on the same date acquired all of the domestic operations and service contracts of M&I EastPoint Technology, Inc., Bedford, New Hampshire, a software and data processing provider for financial institutions, as well as substantially all of the operations and service contracts of Preferred Financial Systems, Inc., Arden Hills, Minnesota, a data processing service provider which utilized the EastPoint system. EastPoint Technologies, LLC was formed by a consortium of several clients of M&I EastPoint Technology, Inc. and/or Preferred Financial Systems, Inc. and intends to position itself as a leader in the development of client/server software applications for the financial industry. A portion of the Company's initial investment in EastPoint Technologies, LLC may be purchased by other consortium participants upon their receipt of the necessary regulatory approvals.

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

                  Total assets at June 30, 2001 were $1,030.8 million, an increase of $19.4 million, or 1.9%, from $1,011.3 million at December 31, 2000. Additional borrowings of $39.2 million from the Federal Home Loan Bank of Boston along with the decline of $12.6 million in cash and cash equivalents funded a $5.7 million decrease in deposits, a $29.9 million increase in loans outstanding, the purchase of 383,688 shares under the Company's 5% stock repurchase program and the purchase of 306,950 shares to fund the Company's 2001 Stock-Based Incentive Plan.

Loans

                  Total loans outstanding increased $29.9 million, or 3.8%, during the first six months of 2001. Increased commercial real estate related and commercial loan activity more than offset a small decline in residential one-to four-family real estate loans. Berkshire County tourism remained strong in the first half of 2001, prompting loan demand from lodging, leisure, and cultural organizations. As a result, commercial real estate related and commercial loans increased $27.0 million, to $277.5 million at June 30, 2001, from $250.5 million at December 31, 2000.

                                                               At June 30, 2001               At December 31, 2000
                                                          ------------------------        ------------------------
                                                          Balance          Percent        Balance          Percent
                                                                          of Total                        of Total
                                                          --------        -------         --------        ---------
                                                                         (Dollars in thousands)
Mortgage loans on real estate:
   Residential  1 - 4 family                              $241,448          29.32%        $244,290           30.78%
   Commercial  1 - 4 family                                 12,032           1.46%          11,063            1.39%
   Commercial real estate                                   82,596          10.03%          63,871            8.05%
   Commercial construction                                  11,556           1.40%           8,480            1.07%
   Multi-family                                             15,579           1.89%          15,699            1.98%
                                                          --------                        --------
      Total real estate loans                              363,211          44.11%         343,403           43.27%

Commercial loans                                           171,364          20.81%         167,085           21.05%

Consumer loans:
   Automobile                                              232,169          28.19%         230,648           29.06%
   Home equity loans                                        34,708           4.21%          34,471            4.34%
   Other                                                    22,031           2.68%          18,014            2.27%
                                                          --------                        --------
      Total consumer loans                                 288,908          35.08%         283,133           35.68%

Total loans                                                823,483                         793,621

Less:  Allowance for loan losses                           (10,877)          1.32%        (10,216)            1.29%
                                                          --------                        --------
      Loans, net                                          $812,606                        $783,405
                                                          ========                        ========

                  Consumer loans grew $5.8 million, or 2.0%, to $288.9 million during the first six months of 2001. Automobile loans increased $1.5 million as new originations more than offset the sale of $11.6 million of loans. However, automobile loans now comprise only 28.2% of total loans outstanding, as compared to 29.1% at December 31, 2000. Automobile loan growth is being affected by the Company's decision to refocus its marketing efforts towards other consumer loans. Other consumer loans increased $4.0 million, or 22.3%, to $22.0 million due to a number of smaller consumer loans other than automobile and home equity loans being granted.

Allowance for Loan Losses

                  All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions in an amount considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on June 30, 2001, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

                  The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

                  On June 30, 2001, the allowance for loan losses totaled $10.9 million, or 1.32%, of total loans as compared to $10.2 million, or 1.29%, of total loans on December 31, 2000. Charged-off loans increased $859,000 to $1.5 million during the first six months this year as compared to $630,000 last year due to weakness in the indirect automobile portfolio and a more aggressive charge-off policy. However, recoveries totaled $470,000 this year as compared to $203,000 last year as the Company bolstered efforts to collect previously charged-off loans. On June 30, 2001, the allowance expressed as a percentage of nonperforming loans was 268.63% while on June 30, 2000, it was 461.65%.

                                                                 At and for the
                                                                Six Months Ended
                                                           -----------------------------
                                                             June 30,          June 30,
                                                               2001              2000
                                                           -----------      ------------
                                                             (Dollars in thousands)
        Allowance for loan losses, beginning of period       $ 10,216            $8,534

        Charged-off loans:
           Real estate                                              0                --
           Consumer                                             1,454               504
           Commercial                                              35               126
                                                           -----------      ------------
              Total charged-off loans                           1,489               630

        Recoveries:
           Real estate                                             --                46
           Consumer                                               250               119
           Commercial                                             220                38
                                                           -----------      ------------
              Total recoveries                                    470               203

        Provision for loan losses                               1,680             1,620
                                                           -----------      ------------

        Allowance for loan losses, end of period             $ 10,877            $9,727
                                                           ===========      ============

        Net loans charged-off to total loans                    0.12%             0.06%
        Allowance for loan losses to total loans                1.32%             1.29%
        Allowance for loan losses to nonperforming loans      268.63%           461.65%
        Recoveries to charge-offs                              31.56%            32.22%


Nonperforming Assets

                  The following table sets forth information regarding nonperforming assets as of June 30, 2001 and December 31, 2000.

                                                                     At June 30,         At December 31,
                                                                        2001                   2001
                                                                     -----------         ---------------
                                                                         (Dollars in thousands)
                 Nonaccruing loans:
                    One-to four-family real estate                     $  231                  $  390
                    Commercial real estate                                 --                      --
                    Commercial                                            761                     466
                    Consumer                                            3,057                   1,993
                    Home equity                                            --                      20
                                                                       ------                  ------
                       Total                                            4,049                   2,869
                                                                       ------                  ------

                 Real estate owned                                         26                      50
                                                                       ------                  ------

                 Total nonperforming assets                            $4,075                 $ 2,919
                                                                       ======                 =======

                 Total nonperforming loans as a percentage              0.49%                   0.36%
                 of total loans

                 Total nonperforming assets as a percentage of          0.40%                   0.29%
                      total assets

                  Generally, the Company ceases accruing interest on all loans when principal or interest payments are 90 days or more past due unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. At June 30, 2001, the Company had $34,000 of loans that were 90 days or more past due but which were still accruing interest.

                  As has been the case with charged-off loans, the amount of nonaccruing loans increased since December 31, 2000. As of June 30, 2001, total nonaccruing loans amounted to $4.0 million, an increase of $1.2 million, or 41.1%, from $2.9 million at December 31, 2000. The negative effect of a slowing economy in industries other than those that are tourist related, coupled with the normal aging of the automobile portfolio, has resulted in an increase in nonaccruing consumer loans, primarily indirect automobile loans, as balances now total $3.1 million against $2.0 million at December 31, 2000. As a result, the ratio of nonperforming loans as a percentage of total loans increased to 0.49% in June of 2001, from 0.36% as of December 31, 2000.

Investment Securities

                  Securities totaled $138.0 million at the end of June 2001 as compared to $139.2 million at December 31, 2000. Balances declined during the first six months of 2001 as maturing funds from investments were used to support other operating activities. The net unrealized gain in the portfolio increased $228,000 from December 31, 2000 as falling interest rates bolstered bond prices. This change was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

Other Assets

                  From December 31, 2000 to June 30, 2001, other assets fell $2.6 million. Prominent in the decline was a decrease of $837,000 in repossessed automobiles from $3.2 million at December 31, 2000 to $2.3 million at June 30, 2001 as a continuing strong sales effort during the first half of 2001 enabled the Bank to bring down the balance of its repossessed automobile portfolio. Other assets also declined due to the January 2, 2001 collection of a $1.0 million security that matured on Sunday, December 31, 2000.

Deposits

                  Customers' deposits are the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of June 30, 2001 and December 31, 2000.

                                                      At June 30, 2001                      At December 31, 2000
                                                ----------------------------           ----------------------------
                                                 Balance              % of              Balance              % of
                                                                    Deposits                               Deposits
                                                --------            --------           --------            --------
                                                                      (Dollars in thousands)
Demand deposits                                 $ 71,835              9.92%            $ 76,750              10.52%
NOW accounts                                      76,401             10.55%              79,978              10.96%
Savings accounts                                 139,835             19.32%             137,293              18.82%
Money Market accounts                            108,532             14.99%             115,800              15.87%
Certificates of Deposit                          327,330             45.22%             319,773              43.83%
                                                --------                               --------
      Total                                     $723,933                               $729,594
                                                ========                               ========

                  Total deposits were $723.9 million on June 30, 2001, a decrease of 0.78% for the first six months of the year. Core deposits, which the Company considers to be all but certificates of deposit, were 54.8% of total deposits on June 30, 2001 as compared to 56.2% on December 31, 2000. Historically, the first quarter of the year is a difficult period for deposit growth. This year was no exception. Although deposits rebounded in the second quarter, they remain below year-end 2000 levels.

Borrowings

                  Since deposit growth has been insufficient to keep up with loan growth, the Company has found it necessary to supplement its funding of the loan portfolio with borrowings from the Federal Home Loan Bank of Boston. The amount of these borrowings increased $39.2 million to $140.5 million since the end of last year. The Company's borrowing capacity at the Federal Home Loan Bank of Boston is in excess of $230 million.

Stockholders' Equity and Regulatory Capital

                  At June 30, 2001, the Company had $153.2 million in stockholders' equity compared to $161.3 million at December 31, 2000. The decrease was primarily due to the purchase of 306,950 shares of the Company's common stock at a cost of $5.5 million to fund the granting of restricted stock awards under the Company's 2001 Stock-Based Incentive Plan and the purchase of 383,688 shares at a cost of $6.8 million to complete a 5% repurchase program. The Company also declared and paid cash dividends totaling $0.21 per common share, amounting to $1.4 million during the first half of 2001. Partially offsetting these decreases in stockholders' equity was net income of $4.6 million.

                  The Company's capital to assets ratios for June 30, 2001, and December 31, 2000, were 14.87% and 15.95%, respectively. The various regulatory capital ratios for the Company on June 30, 2001 and December 31, 2000 were as follows:

                                                                       June 30, 2001       December 31, 2000
                                                                    -----------------      -----------------

             Total capital to risk weighted assets                         17.94%                 20.15%
             Tier 1 capital to risk weighted assets                        14.97%                 17.12%
             Tier 1 capital to average assets                              12.35%                 14.54%


                  Regulations have been established that require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and total capital to average assets to ensure capital adequacy. Failure to meet these requirements can initiate regulatory actions that could have a material effect on the Company's financial statements. As of December 31, 2000, the Company was in compliance with all capital adequacy requirements to be categorized as well capitalized. Management knows of no events that have since occurred that would jeopardize this rating and believes that the Company would continue to be considered well capitalized on June 30, 2001.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and
2000

                  Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income, before the provision for loan losses, increased $1.5 million or 17.0%, to $10.5 million for the second quarter of 2001. The Company's net interest margin increased to 4.37% this quarter from 4.15% for the same quarter last year. Higher yields in the loan and investment portfolios were the main contributors to the increase in net interest margin.

                  Total interest and dividend income increased $2.0 million, or 11.8%, to $19.3 million for the second quarter of 2001 as compared to the same period last year. Loan interest grew to $17.4 million in the current quarter, an increase of $2.0 million, or 12.7%, from the same period last year as strong commercial real estate and other commercial loan growth contributed to a higher level of interest earnings. Investment income rose $71,000 as higher yields in 2001 were partially offset by higher invested balances in 2000.

                  Interest expense rose $501,000, or 6.1%, to $8.8 million this year due to a higher concentration of certificates of deposit and additional FHLB advances. Deposit expense grew by $257,000 this year to $7.0 million while interest on FHLB advances increased $199,000, to $1.7 million from $1.5 million last year. Other interest expense rose $45,000 due to interest expense related to loans sold with recourse.

                  The Company's provision for loan losses was $840,000 in the second quarter of this year as compared to $810,000 in the same quarter last year. In setting the provision for the second quarter of 2001, management considered the current level of commercial and automobile loan originations, which generally bear a greater degree of risk than one-to four-family real estate loans, current delinquencies in the loan portfolio, prospects for future loan delinquencies, especially automobile loans, current recoveries and the likelihood for future recoveries of previously charged-off loans, among other items.

                  After the provision, net interest income was $9.7 million for the quarter ending June 30, 2001, as compared to $8.2 million for the same period last year, an increase of $1.5 million, or 18.3%.

                  Non-interest Income. Non-interest income earned by the Company comes primarily from three sources: Trust department fees, customer service fees, and servicing fees on loans sold to others. For the three months ending June 30, 2001, non-interest income totaled $1.4 million, an increase of $573,000, or 65.6%, from the same quarter last year. Trust department fees jumped $158,000 as 2000's second quarter was abnormally low. Customer service fees rose $57,000 primarily due to increased ATM fees and overdraft fees. Loan servicing fees increased $36,000 as the Company initiated a program to sell its newly originated fixed rate mortgages to a third party. In addition, $278,000 of securities gains were realized in the second quarter this year versus a loss of $12,000 in the same period last year.

                  Non-interest Expense. Non-interest (operating) expense amounted to $7.4 million for the three months ending June 30, 2001 as compared to $12.0 million for the same three months last year. Included in 2000's figure is a donation of $5.7 million to Berkshire Hills Foundation, a charitable foundation established by the Company in conjunction with the June 27, 2000 stock conversion. Excluding this expense, non-interest expense rose $1.1 million in the current quarter as compared to the same quarter last year. Expenses related to foreclosed real estate, and in particular, automobile loans rose $403,000 to $700,000 this year due to increased delinquencies in the automobile loan portfolio. Salaries and benefits expense increased $617,000 to $4.0 million as the Company incurred $167,000 in one-time expenses in connection with the termination of its defined benefit pension plan. The Company expects to book a one-time gain of approximately $2.3 million in the fourth quarter of 2001 upon final settlement of the plan. Other pension and benefit costs, including ESOP and Stock-Based Incentive Plan costs, caused salaries and benefits expense to increase $535,000 in 2001. Professional services increased $81,000 due to additional audit fees along with legal and other expenses incurred in connection with the EastPoint Technologies, LLC acquisition. Partially offsetting these increases was a decline in occupancy and equipment expense of $131,000 resulting from the closing of one branch in April 2000 and a second branch in February 2001. Also, data processing expenses decreased $81,000 as the Company realized cost savings from bringing its imaging system in-house.

                  Income Taxes. Income taxes were $1.2 million in this year's second quarter with an effective tax rate of 33.1%. Due to the contribution to Berkshire Hills Foundation, the Company's effective tax rate for the second quarter of 2000 was negative.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

                  Net Interest Income. Net interest income before the provision for loan losses rose $3.3 million, or 19.1%, to $20.5 million during the first half of 2001. Higher loan balances along with higher yields were primarily responsible for the increase. For principally the same reasons, the Company's net interest margin was 4.28% for the first six months of 2001 versus 4.13% for the first six months of 2000.

                  Total interest and dividend income from the loan and investment portfolios increased $5.6 million, or 16.9%, to $38.4 million over the first six months of 2001 as compared to the first six months of 2000. Due largely to the growth in loans outstanding, particularly commercial real estate related and other commercial loans, loan interest rose to $34.5 million in 2001 from $29.5 million in 2000. In addition, investment income rose $521,000 to $3.9 million this year as the Company benefited from higher yields and a higher level of investment in fixed income securities.

                  Interest expense rose $2.3 million, or 14.6%, to $17.9 million in the first six months of 2001. Borrowings from the Federal Home Loan Bank of Boston have been used to support loan growth and increased significantly over the past six months causing interest paid on the borrowings to increase to $3.4 million this year from $2.5 million last year. Interest on deposits rose more slowly, increasing $1.2 million to $14.3 million this year, as slightly higher rates were paid on a growing certificate of deposit base. In addition, other interest expense rose $210,000 to $240,000 this year primarily due to interest expense related to loans sold with recourse.

                  The Company's provision for loan losses was $1.7 million in the first six months of this year, as compared to $1.6 million in the same period last year. In setting the provision for the first half of 2001, management considered the current level of commercial and automobile loan originations, which generally bear a greater degree of risk than one-to four-family real estate loans, current delinquencies in the loan portfolio, prospects for future loan delinquencies, especially automobile, current recoveries and the likelihood for future recoveries of previously charged-off loans, among other items.

                  After the provision, the Company's net interest income for the first six months of 2001 was $18.9 million, up from $15.6 million for the same period in 2000, an increase of 20.7%.

                  Non-interest Income. Through the first six months of this year, non-interest income rose $365,000, or 16.7%, over the comparable period last year. Customer service fees increased to $923,000 through June 30, 2001, as compared to $795,000 for the same period last year, primarily due to increased ATM fees and overdraft fees. Trust department fees advanced $49,000 to $875,000 due to increased assets under management. Realized gains on security sales increased $56,000 to $277,000 over the first six months of this year and other income rose $135,000, primarily from the proceeds of an insurance policy.

                  Non-interest Expense. Non-interest (operating) expenses totaled $14.6 million over 2001's first six months, a decrease of $3.8 million, or 20.7%, over 2000's $18.4 million. Included in 2000's figure is a one-time $5.7 million donation to Berkshire Hills Foundation made in the second quarter. Excluding this expense, operating expenses rose $1.9 million, or 14.8%, for the first six months of this year. Foreclosed real estate and other loan expense rose to $1.2 million in 2001, from $628,000 in 2000, an increase of $608,000, or 96.8%, due to higher delinquencies in the automobile portfolio and increased expenses related to the administration and collection of the portfolio. Salary and benefit expense increased $804,000 to $7.6 million for this year. Included in the figure for 2001 was a one-time charge of $167,000 related to the termination of the Company's defined benefit pension plan. Also, expenses related to employee benefits, such as the 401(k) plan, ESOP, and 2001 Stock-Based Incentive Plan added $934,000 to the increase. Partially offsetting this increase was a decline of $258,000 in employee cash compensation. Professional services expense increased $188,000 to $430,000 this year, primarily due to additional audit fees along with legal and other costs associated with the EastPoint Technologies, LLC acquisition. Other expenses increased $516,000 to $1.8 million in 2001 as new expenses associated with being a public company contributed $424,000 to the total. On the other hand, data processing costs fell $254,000, to $440,000 this year as savings have been realized from the switch to an in-house imaging system from an outsourced operation. Occupancy and equipment costs have also declined, falling $140,000 to $2.0 million in 2001, from cost savings associated with the closing of one branch office in April 2000 and a second one in February 2001.

                  Income Taxes. Income taxes for the six months ended June 30, 2001 were $2.3 million, with an effective tax rate of 32.9%, an increase of $2.4 million from last year. The corresponding tax figure for 2000 was negative due to the $5.7 million contribution made to Berkshire Hills Foundation, a charitable foundation.

Liquidity and Capital Resources

                  Liquidity is the ability to meet current and future financial obligations of a short-term nature. Berkshire Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities.

                  Berkshire Bank's primary investing activities are: (1) originating residential one-to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit, and consumer loans; and (2) investing in mortgage-and asset-backed securities, U.S. Government and agency obligations, and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. Additionally, deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Berkshire Bank and its local competitors, and other factors. Berkshire Bank closely monitors its liquidity position on a daily basis. If Berkshire Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement with the Depositors Insurance Fund.

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

Berkshire Bank manages interest rate risk by:

o emphasizing the origination of adjustable-rate loans and, from time to time, selling a portion of its longer term fixed-rate loans as market interest rate conditions dictate;
o        originating shorter-term commercial and consumer loans;
o investing in a high quality liquid securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan portfolio;

o        promoting lower cost liability accounts such as core deposits; and
o using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities.

                  For Berkshire Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $30.8 million at June 30, 2001. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Bank's equity. Since December 31, 2000, this component has risen $228,000. It is not possible to predict with complete accuracy the direction and magnitude of securities price changes. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

                  Berkshire Bank uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities, and changes in balance sheet mix. The table below sets forth, as of June 30, 2001, estimated net interest income and the estimated changes in Berkshire Bank's net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.





                  Increase/ (Decrease)
                in Market Interest Rates                             At June 30, 2001
                    in Basis Points                 -------------------------------------------------
                      (Rate Shock)                   Amount               $ Change            % Change
                       -----------                   ------               --------            --------
                                                                   (Dollars in thousands)
                          200                       $ 46,042                 $ 690              1.52%
                          100                         45,862                   510              1.12%
                         Static                       45,352                    --                 --
                         (100)                        44,476                 (876)            (1.93)%
                         (200)                        43,666               (1,686)            (3.72)%

                  The above table indicates that in the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points and 200 basis points, Berkshire Bank's net interest income would be expected to decrease by $876,000 and $1.7 million respectively.

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

         None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  The annual meeting of the Stockholders of the Company was held on May 3, 2001. The results of the vote were as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                                VOTES FOR     VOTES WITHHELD
                                                ---------     --------------

                  Henry D. Granger              6,395,303          1,427
                  Edward G. McCormick           6,394,754          1,976
                  Raymond B. Murray, III        6,395,413          1,317
                  Robert A. Wells               6,309,037         87,693
                  Ann H. Trabulsi               6,395,413          1,317
                  Anne Everest Wojtkowski       6,395,139          1,591

2. The appointment of Wolf & Company, P.C. as independent auditors of Berkshire Hills Bancorp, Inc. for the fiscal year ending December 31, 2001 was ratified by the stockholders by the following vote:


                  FOR                       AGAINST           ABSTAIN
                  ---                       -------           -------

                  6,336,284                 31,554             28,892


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


       (b)     Reports on Form 8-K

                  On May 14, 2001, the "Company" issued a press release which reported that earnings for the three months ended March 31, 2001 were $0.31 per share as previously reported. A press release announcing the revised basic earnings per share was filed by exhibit.

                                   SIGNATURES

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BERKSHIRE HILLS BANCORP, INC.


Dated: August 10, 2001         By:  /s/ James A. Cunningham, Jr.
                                    ----------------------------
                                    James A. Cunningham, Jr.
                                    President, Chief Executive Officer
                                    and Director
                                    (principal executive officer)

Dated: August 10, 2001         By:  /s/ Charles F. Plungis, Jr.
                                    ---------------------------
                                    Charles F. Plungis, Jr.
                                    Senior Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)