Form 10-Q
period 2001-09-30
BERKSHIRE HILLS BANCORP INC
filed 2001-11-14
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

                                       or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _____________


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

     The Issuer had 6,581,192 shares of common stock, par value $0.01 per share, outstanding as of November 9, 2001.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                           ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of                                1
           September 30, 2001 and December 31, 2000

           Consolidated Statements of Income for the Three and Nine         2
           Months Ended September 30, 2001 and 2000

           Consolidated Statements of Changes in Stockholders' Equity       3
           for the Nine Months Ended September 30, 2001 and 2000

           Consolidated Statements of Cash Flows for the                    4
           Nine Months Ended September 30, 2001 and 2000

           Notes to Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of Financial                8
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      16

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings                                               18
Item 2.    Changes in Securities and Use of Proceeds                       18
Item 3.    Defaults Upon Senior Securities                                 18
Item 4.    Submission of Matters to a Vote of Security Holders             18
Item 5.    Other Information                                               18
Item 6.    Exhibits and Reports on Form 8-K                                18

                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     Unaudited
                                                                                     September        December 31,
                                                                                      30, 2001            2000
                                                                                    -------------     --------------
                                                                                            (In thousands)
Assets:
   Cash and due from banks                                                              $ 25,009           $ 26,891
   Short-term investments                                                                 25,003             16,721
                                                                                    -------------     --------------
      Total cash and cash equivalents                                                     50,012             43,612

   Securities available for sale, at fair value                                           93,423             99,309
   Securities held to maturity, at amortized cost                                         27,341             32,238
   Federal Home Loan Bank stock, at cost                                                   7,027              5,651
   Savings Bank Life Insurance stock, at cost                                              2,043              2,043

   Loans                                                                                 815,208            793,621
   Loans held for sale, at fair value                                                      1,265                 --
   Allowance for loan losses                                                            (10,841)           (10,216)
                                                                                    -------------     --------------
      Net loans                                                                          805,632            783,405

   Premises and equipment, net                                                            13,719             12,370
   Foreclosed real estate                                                                     --                 50
   Accrued interest receivable                                                             6,036              6,310
   Goodwill                                                                               11,600              6,260
   Other assets                                                                           20,542             20,092
                                                                                    -------------     --------------
      Total assets                                                                    $1,037,375         $1,011,340
                                                                                    =============     ==============

Liabilities and Stockholders' Equity:
   Deposits                                                                             $742,389           $729,594
   Federal Home Loan Bank advances                                                       135,869            101,385
   Securities sold under agreements to repurchase                                          1,850              2,030
   Net deferred tax liability                                                              3,571              4,482
   Loans sold with recourse                                                                   --              7,740
   Accrued expenses and other liabilities                                                  8,105              4,787
                                                                                    -------------     --------------
      Total liabilities                                                                  891,784            850,018
                                                                                    -------------     --------------

   Minority Interests                                                                        529                 --

   Stockholders' equity:
      Preferred stock ($.01 par value; 1,000,000 shares                                       --                 --
         authorized; none issued or outstanding)
      Common stock ($.01 par value:  26,000,000 shares                                        77                 77
         authorized; shares issued: 7,673,761 at September 30, 2001 and December 31, 2000; shares outstanding: 6,839,470
         at September 30, 2001 and 7,673,761 at December 31, 2000)
      Additional paid-in capital                                                          74,221             74,054
      Unearned compensation                                                             (11,502)            (7,187)
      Retained earnings                                                                   79,599             74,554
      Accumulated other comprehensive income                                              18,095             19,824
      Treasury stock, at cost (834,291 shares at September 30, 2001)                    (15,428)                 --
                                                                                    -------------     --------------
         Total stockholders' equity                                                      145,062            161,322
                                                                                    -------------     --------------
Total liabilities and stockholders' equity                                            $1,037,375        $1,011,340
                                                                                    =============     ==============


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                     Unaudited                    Unaudited
                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
                                                              -------------------------   ---------------------------
                                                                 2001          2000          2001           2000
                                                              -----------   -----------   -----------    ------------
                                                                     (In thousands, except per share amounts)
Interest and Dividend Income:
   Bond interest                                                  $1,286        $1,444        $4,250          $3,911
   Stock dividends                                                   393           491         1,143           1,179
   Short-term investment interest                                    128           118           272             300
   Loan interest                                                  17,289        16,773        51,831          46,125
                                                              -----------   -----------   -----------    ------------
Total interest and dividend income                                19,096        18,826        57,496          51,515
                                                              -----------   -----------   -----------    ------------

Interest expense:
   Interest on deposits                                            6,749         7,059        20,999          20,111
   Interest on FHLB advances                                       1,703         1,550         5,077           4,062
   Interest on securities sold under agreements
      to repurchase and other borrowings                              11            30           251              60
                                                              -----------   -----------   -----------    ------------
Total interest expense                                             8,463         8,639        26,327          24,233
                                                              -----------   -----------   -----------    ------------

Net interest income                                               10,633        10,187        31,169          27,282

Provision for loan losses                                            945           810         2,625           2,430
                                                              -----------   -----------   -----------    ------------
Net interest income, after provision for loan losses               9,688         9,377        28,544          24,852
                                                              -----------   -----------   -----------    ------------

Non-interest income:
   Customer service fees                                             434           399         1,357           1,194
   Trust department fees                                             428           408         1,303           1,234
   Loan fees                                                         235           164           486             569
   Gain (loss) on  securities, net                                  (11)            72           266             293
   License maintenance & processing fees                           1,006            --         1,006              --
   License sales & other fees                                      1,390            --         1,390              --
   Other income                                                      124           118           355             214
                                                              -----------   -----------   -----------    ------------
      Total non-interest income                                    3,606         1,161         6,163           3,504
                                                              -----------   -----------   -----------    ------------

Operating expenses:
   Salaries and benefits                                           5,063         3,583        12,665          10,381
   Occupancy and equipment                                         1,291         1,069         3,332           3,250
   Marketing and advertising                                         120           132           409             331
   Data processing                                                   424           435           864           1,129
   Professional services                                             429           149           859             327
   Office supplies                                                   162           126           682             559
   Foreclosed real estate and other loans, net                       604           356         1,840             984
   Amortization of goodwill                                          196           137           445             412
   Contributions                                                      --            --            --           5,684
   Minority Interests                                                 29            --            29              --
   Other expenses                                                  1,111           755         2,879           2,070
                                                              -----------   -----------   -----------    ------------
      Total operating expenses                                     9,429         6,742        24,004          25,127
                                                              -----------   -----------   -----------    ------------

Income before taxes                                                3,865         3,796        10,703           3,229
   Provision for income taxes                                      1,258         1,297         3,511           1,104
                                                              -----------   -----------   -----------    ------------
Net income                                                        $2,607        $2,499        $7,192          $2,125
                                                              ===========   ===========   ===========    ============

Earnings per share:
   Basic                                                          $ 0.42        $ 0.35        $ 1.12              NA
   Diluted                                                        $ 0.40        $ 0.35        $ 1.06              NA
Weighted average shares outstanding:
   Basic                                                           6,196         7,065         6,432              NA
   Diluted                                                         6,568         7,065         6,755              NA


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED
                                 (In Thousands)


                                                          Common     Additional        Unearned         Retained
                                                           Stock       Paid-in       Compensation       Earnings
                                                                       Capital
                                                       ------------------------------------------------------------
Balance at December 31, 2000                           $      77      $ 74,054            $(7,187)      $ 74,554

Comprehensive income:
   Net income                                                 --            --                 --          7,192
   Change in net unrealized gain on
        securities available for sale, net of
        reclassification adjustments and
        tax effects                                           --            --                 --             --

         Total comprehensive income

Cash dividends declared                                       --            --                 --         (2,147)

Treasury stock purchased                                      --            --                 --             --

Purchase of common stock - MRP                                --            --             (5,453)            --

Change in unearned compensation - MRP                         --            --                727             --

Change in unearned compensation - ESOP                        --           167                411             --
                                                       ------------------------------------------------------------

Balance at September 30, 2001                          $      77      $ 74,221          $ (11,502)      $ 79,599
                                                       ============================================================



Balance at December 31, 1999                           $      --      $     --          $      --       $ 70,679

Comprehensive income:
   Net income                                                 --            --                 --          2,125
   Change in net unrealized gain on
        securities available for sale, net of
        reclassification adjustments and
        tax effects                                           --            --                 --             --

  Total comprehensive income

Issuance of common stock in connection
   with conversion from mutual to stock-
   owned bank holding company                                 77        74,023                 --             --
Cash dividends declared                                       --            --                 --           (707)
Change in unearned compensation - ESOP                        --            12             (7,572)            --
                                                       ------------------------------------------------------------

Balance at September 30, 2000                          $      77      $ 74,035            $(7,572)      $ 72,097
                                                       ============================================================


                                                            Accumulated
                                                              Other
                                                           Comprehensive       Treasury          Total
                                                              Income            Stock
                                                     ---------------------------------------------------
Balance at December 31, 2000                                   $ 19,824      $      --         $161,322

Comprehensive income:
   Net income                                                        --             --            7,192
   Change in net unrealized gain on
        securities available for sale, net of
        reclassification adjustments and
        tax effects                                             (1,729)             --          (1,729)
                                                                                       -----------------
         Total comprehensive income                                                               5,463

Cash dividends declared                                              --             --          (2,147)

Treasury stock purchased                                             --       (15,428)         (15,428)

Purchase of common stock - MRP                                       --             --          (5,453)

Change in unearned compensation - MRP                                --             --              727

Change in unearned compensation - ESOP                               --             --              578
                                                     ---------------------------------------------------

Balance at September 30, 2001                                  $ 18,095      $(15,428)         $145,062
                                                     ===================================================



Balance at December 31, 1999                                   $ 17,673           $ --          $88,352

Comprehensive income:
   Net income                                                        --             --            2,125
   Change in net unrealized gain on
        securities available for sale, net of
        reclassification adjustments and
        tax effects                                               (518)             --            (518)
                                                                                       -----------------
  Total comprehensive income                                                                      1,607

Issuance of common stock in connection
   with conversion from mutual to stock-
   owned bank holding company                                        --             --           74,100
Cash dividends declared                                              --             --            (707)
Change in unearned compensation - ESOP                               --             --          (7,560)
                                                     ---------------------------------------------------

Balance at September 30, 2000                                  $ 17,155           $ --         $155,792
                                                     ===================================================


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Unaudited
                                                                                  Nine Months Ended September 30,
                                                                                -------------------------------------
                                                                                      2001                 2000
                                                                                ------------------     --------------
                                                                                           (In thousands)
Cash flows from operating activities:
   Net income                                                                            $  7,192            $ 2,125
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                             2,625              2,430
      Net amortization of securities                                                          131                157
      Charitable contribution in the form of equity securities                                 --              5,684
      Depreciation and amortization expense                                                 1,441              1,283
      Amortization of goodwill                                                                445                412
      Management Rewards Plan expense                                                         727                 --
      Employee stock ownership plan expense                                                   578                141
      Gain on securities, net                                                               (266)              (293)
      Losses on foreclosed real estate, net                                                    --                 36
      Loss on sale of equipment                                                                35                 18
      Deferred tax provision (benefit)                                                          9            (3,125)
      Loans originated for sale                                                          (18,769)            (8,250)
      Principal balance of loans sold                                                      17,504              8,250
      Minority interest                                                                        29                 --
      Changes in operating assets and liabilities:
         Accrued interest receivable and other assets                                         395            (5,804)
         Accrued expenses and other liabilities                                             2,250                235
                                                                                ------------------     --------------
            Net cash provided by operating activities                                      14,326              3,299

Cash flows from investing activities:
   Activity in available-for-sale securities:
      Sales                                                                                 8,315             32,520
      Maturities                                                                           22,369             36,412
      Principal payments                                                                   11,280              7,976
      Purchases                                                                          (38,624)           (79,967)
   Activity in held-to-maturity securities:
      Maturities                                                                           11,597              9,041
      Principal payments                                                                   16,462              7,516
      Purchases                                                                          (23,130)           (31,371)
   Purchase of Federal Home Loan Bank stock                                               (1,376)            (1,808)
   Loan originations, net of principal payments                                          (23,613)          (120,368)
   Additions to banking premises and equipment                                            (1,836)            (2,028)
   Proceeds from sales of foreclosed real estate                                               76                164
   Proceeds from sale of equipment                                                             20                  3
   Loan to fund employee stock ownership plan                                                  --            (7,701)
   Payment for purchase of EastPoint Technologies, LLC                                    (7,300)                 --
                                                                                ------------------     --------------
         Net cash used in investing activities                                           (25,760)          (149,611)

                                   (continued)

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                                                Unaudited
                                                                                     Nine Months Ended September 30,
                                                                                   ------------------------------------
                                                                                         2001                2000
                                                                                   -----------------     --------------
                                                                                             (In thousands)
Cash flows from financing activities:
   Net increase in deposits                                                                  14,298             21,484
   Net increase (decrease) in securities sold under agreements to
      repurchase                                                                              (180)              1,801
   Proceeds from Federal Home Loan Bank advances with maturities
      in excess of three months                                                             122,000            107,000
   Repayments of Federal Home Loan Bank advances with maturities
      in excess of three months                                                            (87,516)           (58,796)
   Proceeds of borrowings with maturities of three months or less, net of
      repayments                                                                                 --              5,026
   Net decrease in loans sold with recourse                                                 (7,740)                 --
   Treasury stock purchased                                                                (15,428)                 --
   Purchase of common stock in connection with employee and non-
      employee directors benefit programs
                                                                                            (5,453)                 --
   Dividends paid                                                                           (2,147)                 --
   Net proceeds from initial public offering                                                     --             68,416
                                                                                   -----------------     --------------
         Net cash provided by financing activities                                           17,834            144,931

Net change in cash and cash equivalents                                                       6,400            (1,381)

Cash and cash equivalents at beginning of period                                             43,612             24,642
                                                                                   -----------------     --------------

Cash and cash equivalents at end of period                                                 $ 50,012           $ 23,261
                                                                                   =================     ==============

Supplemental cash flow information:
   Interest paid on deposits                                                               $ 21,013           $ 20,080
   Interest paid on borrowed funds                                                            5,146              3,884
   Income taxes paid, net                                                                     2,316              4,787
   Transfers from loans to foreclosed real estate                                                26                 80


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)


Note 1.   Basis of Presentation
-------------------------------

     The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly-owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp., and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2000. The consolidated financial information at September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

Note 2.   Commitments
---------------------

     At September 30, 2001, the Company had outstanding commitments to originate new residential and commercial loans totaling $21.5 million, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $37.4 million while unadvanced commercial lines, including unadvanced construction loan funds, totaled $63.1 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3.   Earnings Per Share
----------------------------

     Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential diluted shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan (the "ESOP") are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three and nine months ended September 30, 2001, and for the three months ended September 30, 2000, but not for the nine months ended September 30, 2000, since shares of common stock were not issued until June 27, 2000.

     Earnings per share equaled $0.42 for the quarter ending September 30, 2001, based on 6,196,013 average shares outstanding. Diluted earnings per share equaled $0.40 for the quarter ending September 30, 2001, based on 6,567,976 average shares outstanding. For the nine months ending September 30, 2001, earnings per share equaled $1.12 based on 6,432,179 shares outstanding. Diluted earnings per share equaled $1.06 based on 6,754,663 shares outstanding.

Note 4.   Book Value
--------------------

     The book value per share of Berkshire Hills' common stock on September 30, 2001 was $21.21, based on total equity of $145.1 million and outstanding shares of 6,839,470. This compares to December 31, 2000's book value of $21.02, based on total equity of $161.3 million and total outstanding shares of 7,673,761.

Note 5.   Acquisition
---------------------

     On June 29, 2001, the Company, through its wholly-owned subsidiary Berkshire Hills Technology, Inc., purchased a controlling interest in EastPoint Technologies, LLC, ("EastPoint") which on the same date acquired all of the domestic operations and service contracts of M&I EastPoint Technology, Inc., Bedford, New Hampshire, a software and data processing provider for financial institutions, as well as substantially all of the operations and service contracts of Preferred Financial Systems, Inc., Arden Hills, Minnesota, a data processing service provider which utilized the EastPoint system. EastPoint Technologies, LLC was formed by a consortium of six clients of M&I EastPoint Technology, Inc. and/or Preferred Financial Systems, Inc. and at June 29, 2001, one other of said clients had received the necessary approvals to participate in the purchase. As a result, the Company's equity interest in EastPoint was 93.6% for the third quarter of 2001. Three other banks received the necessary approvals by the end of October, dropping the Company's equity interest to 66.7%. The remaining bank is expecting a regulatory decision by November 30, 2001. If its application is approved, the Company's equity interest in EastPoint will decline to 60.3% and represent a total investment of $4.7 million. EastPoint is committed to position itself as a leader in the development of client/server software applications to the financial industry.

Note 6.   Recent Accounting Pronouncements
------------------------------------------

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

Note 7.   Termination of Defined Benefit Pension Plan
-----------------------------------------------------

     During 2001, the Company terminated its defined benefit pension plan. The Company expects to book a one-time gain of approximately $2.3 million in the fourth quarter of 2001 upon final settlement of the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2001 and 2000, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in
Part I, Item 1 of this document.

Forward Looking Statements

     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies, and expectations of Berkshire Hills and Berkshire Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Berkshire Hills' and Berkshire Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' and Berkshire Bank's market area, changes in real estate market values in Berkshire Hills' market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire Hills does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

     In connection with the mutual to stock conversion of Berkshire Bancorp, the Bank's former mutual holding company, on June 27, 2000, Berkshire Hills sold 7,105,334 shares of common stock raising net proceeds of $68,415,488. As part of the conversion, an additional 568,427 shares of Berkshire Hills common stock were donated to the Berkshire Hills Foundation, a charitable foundation.

     On July 25, 2001, our Board of Directors approved the payment of a cash dividend of $0.11 per share, payable on August 24, 2001, to stockholders of record on August 7, 2001.

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

     Total assets at September 30, 2001 were $1.04 billion, an increase of $26.0 million, or 2.6%, from $1.01 billion at December 31, 2000. Additional borrowings of $34.5 million from the Federal Home Loan Bank of Boston, along with increased deposits of $12.8 million, funded a $22.9 million increase in loans outstanding and the purchase of $20.9 million of the Company's common stock for the authorized stock repurchase programs (834,291 shares) and 2001 Stock-Based Incentive Plan (306,950 shares).

Loans

     Total loans outstanding increased $22.9 million, or 2.9%, during the first nine months of 2001. Berkshire County tourism remained strong in the first three quarters of 2001, prompting loan demand from lodging, leisure, and cultural organizations. As a result, commercial one-to four-family, commercial real estate, and commercial construction loans increased $32.6 million, to $116.0 million at September 30, 2001, from $83.4 million at December 31, 2000. Meanwhile, residential one-to four-family loans experienced a decline of $6.5 million due to the sale of long-term fixed rate mortgages to a third party.

                                            At September 30, 2001            At December 31, 2000
                                        ------------------------------   ------------------------------
                                                           Percent                          Percent
                                           Balance         of Total        Balance         of Total
                                        --------------   -------------   -------------   --------------
                                                            (Dollars in thousands)
Mortgage loans on real estate:
   Residential one-to four-family            $237,833          29.13%        $244,290           30.78%
   Commercial one-to four-family               11,522           1.41%          11,063            1.39%
   Commercial real estate                      87,035          10.66%          63,871            8.05%
   Commercial construction                     17,482           2.14%           8,480            1.07%
   Multi-family                                15,842           1.94%          15,699            1.98%
                                        --------------                   -------------
      Total real estate loans                 369,714          45.28%         343,403           43.27%

Commercial loans                              165,275          20.24%         167,085           21.05%

Consumer loans:
   Automobile                                 225,997          27.68%         230,648           29.06%
   Home equity loans                           33,920           4.15%          34,471            4.34%
   Other                                       21,567           2.64%          18,014            2.27%
                                        --------------                   -------------
      Total consumer loans                    281,484          34.48%         283,133           35.68%

Total loans                                   816,473                         793,621

Less:  Allowance for loan losses             (10,841)           1.33%        (10,216)            1.29%
                                        --------------                   -------------
      Loans, net                             $805,632                        $783,405
                                        ==============                   =============

     Consumer loans fell $1.6 million to $281.5 million during the first nine months of 2001 as new loan originations did not keep pace with monthly loan amortization and payoffs. Automobile loans decreased by $4.7 million and now comprise only 27.7% of total loans outstanding, down from 29.1% at December 31, 2000, due to the Company's decision to lessen its emphasis on automobile lending and refocus its marketing efforts toward other types of loans.

Allowance for Loan Losses

     All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions in an amount considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on September 30, 2001, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

     The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors such as the credit history and credit quality of the borrower, the type and geographic concentration of loans in the portfolio, and the local economic environment. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

     On September 30, 2001, the allowance for loan losses totaled $10.8 million, or 1.33% of total loans as compared to $10.2 million, or 1.29% of total loans on December 31, 2000. Charged-off loans totaled $2.6 million during the first nine months this year as compared to $1.0 million last year due to weakness in the indirect automobile portfolio and a more aggressive charge-off policy. However, recoveries totaled $591,000 this year as compared to $310,000 last year, an increase of $281,000, as the Company bolstered efforts to collect previously charged-off loans. On September 30, 2001, the allowance expressed as a percentage of nonperforming loans was 179.58% while on September 30, 2000, it was 621.53%.

                                                                 At and for the
                                                                Nine Months Ended
                                                        ----------------------------------
                                                          September 30,     September 30,
                                                              2001              2000
                                                        ---------------- -----------------
                                                             (Dollars in thousands)
Allowance for loan losses, beginning of period                 $ 10,216            $8,534

Charged-off loans:
   Mortgage loans on real estate                                     33                19
   Commercial                                                       139               226
   Consumer                                                       2,419               780
                                                        ---------------- -----------------
      Total charged-off loans                                     2,591             1,025

Recoveries:
   Mortgage loans on real estate                                     --                46
   Commercial                                                       225               106
   Consumer                                                         366               158
                                                        ---------------- -----------------
      Total recoveries                                              591               310

Provision for loan losses                                         2,625             2,430
                                                        ---------------- -----------------

Allowance for loan losses, end of period                       $ 10,841          $ 10,249
                                                        ================ =================

Net loans charged-off to total loans                              0.24%             0.09%
Allowance for loan losses to total loans                          1.33%             1.29%
Allowance for loan losses to nonperforming loans                179.58%           621.53%
Recoveries to charge-offs                                        22.81%            30.24%

Nonperforming Assets

     The following table sets forth information regarding nonperforming assets as of September 30, 2001 and December 31, 2000.

                                                         At September 30,          At December 31,
                                                                     2001                     2000
                                                        ------------------------------------------
                                                                 (Dollars in thousands)
 Nonaccruing loans:
    Mortgage loans on real estate:
      Residential one-to four-family                                $  78                   $ 390
      Commercial one-to four-family                                    --                      --
      Commercial   real estate                                         --                      --
      Commercial construction                                          --                      --
      Multi - family                                                  712                      --
    Commercial                                                      1,480                     466
    Consumer                                                        3,767                   2,013
                                                        ------------------      ------------------
       Total                                                        6,037                   2,869
                                                        ------------------      ------------------

 Other real estate owned                                               --                      50
                                                        ------------------      ------------------

 Total nonperforming assets                                        $6,037                 $ 2,919
                                                        ==================      ==================

 Total nonperforming loans as a percentage
      of total loans                                                0.74%                   0.36%

 Total nonperforming assets as a percentage of
      total assets                                                  0.58%                   0.29%

     Generally, the Company ceases accruing interest on all loans when principal or interest payments are 90 days or more past due unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. At September 30, 2001, the Company had no loans that were 90 days or more past due but which were still accruing interest.

     As has been the case with charged-off loans, the amount of nonaccruing loans increased since December 31, 2000. As of September 30, 2001, total nonaccruing loans amounted to $6.0 million, an increase of $3.2 million, or 110.4%, from $2.9 million at December 31, 2000. Nonaccruing consumer loans, primarily indirect automobile loans, totaled $3.8 million at September 30, 2001 up from $2.0 million at December 31, 2000 as a slowing local economy in industries other than those that are tourist related and the negative economic effects that have occurred in the aftermath of the events of September 11, 2001 have adversely affected the automobile portfolio. As a result, the ratio of nonperforming loans as a percentage of total loans increased to 0.74% in September of 2001, from 0.36% as of December 31, 2000. Commercial and multi-family loan nonaccruals have also increased as three loans totaling $1.6 million have been placed on nonperforming status.

Investment Securities

     Securities totaled $129.8 million at the end of September 2001 as compared to $139.2 million at December 31, 2000. Balances declined during the first nine months of 2001 as maturing funds from investments were used to support other operating activities. The net unrealized gain in the portfolio decreased by $1.7 million from December 31, 2000 due to weakness in the stock market. This change was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

Goodwill

     Goodwill totaled $11.6 million on September 30, 2001, a $5.3 million, or 85.3%, rise from December 31, 2000. This increase was wholly attributable to estimated goodwill of $5.7 million connected with the June 29, 2001 investment in EastPoint Technologies, LLC. An appraisal of EastPoint's software is expected to be completed during the fourth quarter, which may result in an adjustment to the estimate.

Miscellaneous Assets

     From December 31, 2000 to September 30, 2001, other assets and premises and equipment rose a combined $1.8 million. Foremost in the increase is the Company's $3.4 million allocated portion of EastPoint's miscellaneous assets such as accounts receivable, software and equipment. Partially offsetting this increase was a $744,000 decline in repossessed automobiles and the January 2, 2001 collection of a $1.0 million security that matured on Sunday, December 31, 2000.

Deposits

     Customers' deposits have always been the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of September 30, 2001 and December 31, 2000.

                                At September 30, 2001                   At December 31, 2000
                           ---------------------------------      ----------------------------------
                                                   % of                                   % of
                              Balance            Deposits            Balance            Deposits
                           --------------      -------------      --------------      --------------
                                                    (Dollars in thousands)
Demand deposits                  $78,430             10.56%             $76,750              10.52%
NOW accounts                      78,652             10.59%              79,978              10.96%
Savings accounts                 146,723             19.76%             137,293              18.82%
Money Market accounts            106,513             14.35%             115,800              15.87%
Certificates of Deposit          332,071             44.73%             319,773              43.83%
                           --------------                         --------------
      Total                     $742,389                               $729,594
                           ==============                         ==============

     Total deposits were $742.4 million on September 30, 2001, an increase of 1.8% for the first nine months of the year. A seasonally strong third quarter coupled with increased investments in certificates of deposit by customers looking for a guaranteed positive return instead of investing in the volatile stock market accounted for the deposit growth. Core deposits, which the Company considers to be all but certificates of deposit, were 55.3% of total deposits on September 30, 2001 as compared to 56.2% on December 31, 2000.

Borrowings

     Since deposit growth in previous quarters has been insufficient to keep up with loan growth, the Company has found it necessary to supplement its funding of the loan portfolio with borrowings from the Federal Home Loan Bank of Boston. The amount of these borrowings increased $34.5 million to $135.9 million since the end of last year. The Company's borrowing capacity at the Federal Home Loan Bank of Boston is in excess of $190 million.

Stockholders' Equity and Regulatory Capital

     At September 30, 2001, the Company had $145.1 million in stockholders' equity compared to $161.3 million at December 31, 2000. The decrease was primarily due to the purchase of 306,950 shares of the Company's common stock at a cost of $5.5 million to fund the granting of restricted stock awards under the Company's 2001 Stock-Based Incentive Plan and the purchase of 834,291 shares at a cost of $15.4 million during the Company's 2001 repurchase programs. So far this year, the Company has completed two 5% repurchase programs and is currently involved in its third. The Company also declared and paid cash dividends totaling $0.32 per common share, amounting to $2.1 million during the first nine months of 2001. Partially offsetting these decreases in stockholders' equity was net income of $7.2 million.

     The Company's capital to assets ratios for September 30, 2001, and December 31, 2000, were 13.98% and 15.95%, respectively. The various regulatory capital ratios for the Company on September 30, 2001 and December 31, 2000 were as follows:

                                         September 30, 2001   December 31, 2000
                                         ------------------   -----------------

Total capital to risk weighted assets          16.25%              20.15%
Tier 1 capital to risk weighted assets         13.56%              17.12%
Tier 1 capital to average assets               11.66%              14.54%


     Regulations have been established that require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and total capital to average assets to ensure capital adequacy. Failure to meet these requirements can initiate regulatory actions that could have a material effect on the Company's financial statements. As of December 31, 2000, the Company was in compliance with all capital adequacy requirements to be categorized as well capitalized. Management knows of no events that have since occurred that would jeopardize this rating and believes that the Company would continue to be considered well capitalized on September 30, 2001.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

     Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income, before the provision for loan losses, increased $446,000, or 4.4%, to $10.6 million for the third quarter of 2001. The Company's net interest margin decreased to 4.36% this quarter from 4.45% for the same quarter last year as lower market interest rates led to lower loan interest rates and yields on investments.

     Total interest and dividend income increased $270,000, or 1.4%, to $19.1 million for the third quarter of 2001 as compared to the same period last year. Loan interest grew to $17.3 million in the current quarter, an increase of $516,000, or 3.1%, from the same period last year as strong commercial real estate and commercial construction loan growth contributed to a higher level of interest earnings.

     Total interest expense fell $176,000, or 2.0%, to $8.5 million this year due primarily to lower rates paid on certificates of deposit. Deposit expense fell by $310,000 this year to $6.7 million while interest on FHLB advances increased $153,000, to $1.7 million from $1.6 million last year as higher loan balances more than offset lower borrowing rates.

     The Company's provision for loan losses was $945,000 in the third quarter of this year as compared to $810,000 in the same quarter last year. In setting the provision for the third quarter of 2001, management considered the current level of commercial and automobile loan originations, which generally bear a greater degree of risk than one-to four-family real estate loans, increased delinquencies in the loan portfolio, prospects for loan charge-offs, especially automobile loan charge-offs, current recoveries and the likelihood for recoveries of previously charged-off loans, among other items. The $945,000 provision for loan losses in the third quarter was $36,000 less than the $981,000 in net loans charged off.

     After the provision for loan losses, net interest income was $9.7 million for the quarter ending September 30, 2001, as compared to $9.4 million for the same period last year, an increase of $311,000, or 3.3%.

     Non-interest Income. For the three months ending September 30, 2001, non-interest income totaled $3.6 million, an increase of $2.4 million from the same quarter last year. This increase was due to two new income sources for the Company derived from the June 29, 2001 investment in EastPoint. License sales and other fees totaled $1.4 million this quarter and license maintenance and processing fees amounted to $1.0 million for the quarter. License sales and other fees were positively impacted by the payment of a one-time incremental licensing fee of $1.1 million by one of EastPoint's clients. In other areas, an increase in loan fees of $71,000 offset an $83,000 loss on securities.

     Non-interest Expenses. Non-interest (operating) expenses amounted to $9.4 million for the three months ending September 30, 2001, an increase of $2.7 million, or 39.9%, from last year's $6.7 million. Salaries and benefits expense rose $1.5 million, to $5.1 million this year, from $3.6 million last year. Included in this increase was a $1.1 million salaries expense for EastPoint and a $440,000 increase in 401(k), ESOP and Stock-Based Incentive Plan costs. Non-interest expenses also rose due to a $222,000 increase in occupancy and equipment expenses, a $280,000 increase in professional services, and a $356,000 increase in other expenses. The EastPoint expenditures for these categories were $304,000, $170,000, and $269,000, respectively. Expenses attributable to foreclosed real estate and other loans increased by $248,000 due to a higher level of repossessed automobiles.

     Excluding the operating expenses of EastPoint, which equaled $2.0 million, this quarter's operating expenses totaled $7.5 million, a $709,000 increase, or 7.3%, from last year's third quarter.

     Income Taxes. Income taxes were $1.3 million in this year's third quarter with an effective tax rate of 32.5%. In the third quarter of last year, the effective rate was 34.2%. The effective tax rate for 2001 is lower than 2000 due to the establishment of a real estate investment trust earlier this year.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

     Net Interest Income. Net interest income before the provision for loan losses rose $3.9 million, or 14.2%, to $31.2 million during the first nine months of 2001. Higher loan balances were primarily responsible for the increase. The Company's net interest margin increased to 4.31% for the first nine months of 2001 versus 4.22% for the first nine months of 2000, based on the strength of the first six months of this year.

     Total interest and dividend income from the loan and investment portfolios increased $6.0 million, or 11.6%, to $57.5 million over the first nine months of 2001 as compared to the first nine months of 2000. Due largely to the growth in loans outstanding, particularly commercial real estate and commercial construction loans, loan interest rose to $51.8 million in 2001 from $46.1 million in 2000. In addition, investment income rose $275,000 to $5.7 million this year as the Company benefited from higher yields and a higher level of investment in fixed income securities earlier this year.

     Interest expense rose $2.1 million, or 8.6%, to $26.3 million in the first nine months of 2001. Borrowings from the Federal Home Loan Bank of Boston have been used to support loan growth and have increased significantly over the past nine months. Interest paid on the borrowings increased to $5.1 million for the first nine months this year from $4.1 million over the comparable period last year. Interest on deposits rose more slowly, increasing $888,000 to $21.0 million this year, due to an increasing certificate of deposit base. In addition, other interest expense rose $191,000 to $251,000 this year primarily due to interest expense related to loans sold with recourse.

     The Company's provision for loan losses was $2.6 million in the first nine months of this year, as compared to $2.4 million in the same period last year. In setting the provision for the first nine months of 2001, management considered the current level of commercial and automobile loan originations, which generally bear a greater degree of risk than one-to four-family real estate loans, increased delinquencies in the loan portfolio, prospects for loan charge-offs, especially automobile loan charge-offs, current recoveries and the likelihood for recoveries of previously charged-off loans, among other items.

     After the provision for loan losses, the Company's net interest income for the first three quarters of 2001 was $28.5 million, up from $24.9 million for the same period in 2000, an increase of 14.9%.

     Non-interest Income. Through the first nine months of the year, non-interest income rose $2.7 million, or 75.9%, over the comparable period last year. A large portion of this increase, $2.4 million, was a result of the Company's June 29, 2001 investment in EastPoint. Excluding this portion, non-interest income rose $263,000 to $3.8 million from $3.5 million last year. The increase came primarily from a $163,000 rise in customer service fees and a $141,000 increase in other income.

     Non-interest Expenses. Non-interest (operating) expenses totaled $24.0 million over 2001's first nine months, a decrease of $1.1 million over 2000's $25.1 million. Salaries and benefits totaled $12.7 million, an increase of $2.3 million from $10.4 million last year. Included in this figure are $1.1 million in EastPoint personnel expenses and a $1.5 million increase in expenses relating to pension, retirement and Stock-Based Incentive Plans. Professional services increased $532,000 to $859,000 this year primarily due to additional audit fees along with legal and other costs associated with the EastPoint investment. Foreclosed real estate and other loan expenses rose to $1.8 million from $1.0 million last year due to higher delinquencies in the automobile portfolio and increased expenses related to the administration and collection of the portfolio. Other expenses increased $809,000 to $2.9 million as new expenses associated with being a public company contributed $498,000 to the total and the investment in EastPoint contributed $269,000. On the other hand, data processing costs decreased $265,000, to $864,000 from $1.1 million as savings have been realized from the switch to an in-house imaging system from an outsourced operation.

     Included in 2000's figure is a one-time $5.7 million donation to Berkshire Hills Foundation made in the second quarter. Included in 2001's figures are third quarter expenses related to EastPoint totaling $2.0 million. Removing these two expenses, net operating expenses rose $2.6 million, or 13.3%, over last year's comparable period.

     Income Taxes. Income taxes for the nine months ended September 30, 2001 increased $2.4 million from last year. The provision for taxes totaled $3.5 million, with an effective rate of 32.8%. The effective tax rate for 2000 was 34.2%. The effective tax rate for 2001 is lower than 2000 due to the establishment of a real estate investment trust earlier this year.

Liquidity and Capital Resources

     Liquidity is the ability to meet current and future financial obligations of a short-term nature. Berkshire Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities.

     Berkshire Bank's primary investing activities are: (1) originating residential one-to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit, and consumer loans; and (2) investing in mortgage-and asset-backed securities, U.S. Government and agency obligations, and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. Additionally, deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Berkshire Bank and its local competitors, and other factors. Berkshire Bank closely monitors its liquidity position on a daily basis. If Berkshire Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement with the Depositors Insurance Fund, the Bank's excess deposit insurer.

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

     For Berkshire Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $27.8 million at September 30, 2001. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Bank's equity. Since December 31, 2000, this component has decreased $1.7 million. It is not possible to predict with complete accuracy the direction and magnitude of securities price changes. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

     Berkshire Bank uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities, and changes in balance sheet mix. The table below sets forth, as of September 30, 2001, estimated net interest income and the estimated changes in Berkshire Bank's net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.

  Increase/ (Decrease)
in Market Interest Rates                        At September 30, 2001
    in Basis Points           --------------------------------------------------------
      (Rate Shock)                Amount               $ Change            % Change
---------------------------   ---------------        --------------      -------------
                                                (Dollars in thousands)
          200                   $ 47,287                 $ 993              2.14%
          100                     46,260                  (34)             (0.07)
         Static                   46,294                   --                 --
         (100)                    47,673                 1,379              2.98
         (200)                    49,203                 2,909              6.28


     The above table indicates that if there is a sudden and sustained rise or fall in prevailing market interest rates of 200 basis points, Berkshire Bank's net interest income would be expected to increase by $993,000 and $2.9 million, respectively.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K (ss.249.308 OF THIS CHAPTER).

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


          (b)  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BERKSHIRE HILLS BANCORP, INC.


Dated: November 9, 2001      By:  /s/ James A. Cunningham, Jr.
                                  -----------------------------------
                                  James A. Cunningham, Jr.
                                  President, Chief Executive Officer
                                  and Director
                                  (principal executive officer)

Dated: November 9, 2001      By:  /s/ Charles F. Plungis, Jr.
                                  ------------------------------------------
                                  Charles F. Plungis, Jr.
                                  Senior Vice President, Treasurer
                                  and Chief Financial Officer
                                  (principal financial and accounting officer)