Form 10-K405
period 2001-12-31
BERKSHIRE HILLS BANCORP INC
filed 2002-03-28
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K405

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from_________ to__________


                         Commission File Number: 1-15781

                          BERKSHIRE HILLS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             04-3510455
 --------------------------------                          ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


       24 North Street, Pittsfield, Massachusetts                 01201
       ------------------------------------------            ---------------
      (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (413) 443-5601
          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:                  Name of each exchange on which registered:
Common Stock, par value $0.01 per share                American Stock Exchange



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

                            Yes [ X ]      No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $126,632,488 based upon the closing price of $21.97 as listed on the American Stock Exchange on March 11, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

               As of March 11, 2002, the registrant had 6,273,740 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
 Portions of Proxy Statement for the Annual Meeting of Stockholders. (Part III)

INDEX
--------------------------------------------------------------------------------


                                          Part I
                                                                                      Page

Item 1.   Business..................................................................... 1

Item 1A.  Executive Officers of the Registrant.........................................30

Item 2.   Properties...................................................................31

Item 3.   Legal Proceedings............................................................32

Item 4.   Submission of Matters to a Vote of Securities Holders........................32


                                        Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........33

Item 6.   Selected Financial Data......................................................34

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................................36

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...................45

Item 8.   Financial Statements and Supplementary Data..................................48

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.......................................87


                                        Part III

Item 10.  Directors and Executive Officers of the Registrant...........................87

Item 11.  Executive Compensation.......................................................87

Item 12.  Security Ownership of Certain Beneficial Owners and Management...............87

Item 13.  Certain Relationships and Related Transactions...............................87


                                        Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............88

                                     PART I

ITEM 1. BUSINESS


General

      Berkshire Hills Bancorp, Inc. (the "Company" or "Berkshire Hills"), a Delaware corporation, was organized in January 2000 for the purpose of becoming the holding company for Berkshire Bank (the "Bank") upon the conversion of the Bank's former parent holding company, Berkshire Bancorp, from the mutual to stock form of organization (the "Conversion"). The Conversion was completed on June 27, 2000. In connection with the Conversion, the Company sold 7,105,334 shares of its common stock, par value $0.01 per share (the "Common Stock") at a purchase price of $10 per share to depositors of the Bank in a subscription offering. In addition, the Company issued an additional 568,427 shares, representing 8% of the shares sold in the subscription offering, to Berkshire Hills Foundation, a charitable foundation established by the Bank. The Company owns all of the outstanding shares of the Bank. The Company has no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

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

      Berkshire Bank is a community bank that accepts retail deposits from the general public in the areas surrounding its 11 full service banking offices and uses those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans, commercial business and real estate loans and consumer loans, primarily indirect automobile loans. Berkshire Bank primarily holds the loans that it originates for investment, but occasionally sells some of its loans, including automobile and fixed-rate mortgage loans, in the secondary market. In 2001, automobile loans were sold with servicing rights retained while fixed-rate mortgages were sold with servicing rights released. Berkshire Bank also invests in U.S. Government and agency securities, mortgage- and asset-backed securities, including real estate mortgage investment conduits and collateralized mortgage obligations, debt and equity securities and other permissible investments. Berkshire Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on its investment securities. Berkshire Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of Boston.

Market Area

      Berkshire Bank is headquartered in Pittsfield, Massachusetts, in Berkshire County. Berkshire Bank's primary deposit gathering and lending areas are concentrated in the communities surrounding its 11 full service banking offices located in Berkshire County. However, Berkshire Bank also makes loans throughout western Massachusetts, northern Connecticut, eastern New York and southern Vermont.

      Berkshire County, the western-most county in Massachusetts, is approximately two and one-half hours from both Boston and New York City. Berkshire County borders Vermont, Connecticut and New York. Berkshire County has experienced a shift in its economy as manufacturing jobs have been replaced with service related jobs, primarily in tourism, social service and health care. Other than Berkshire Bank, the major employers in the area include Berkshire Life Insurance Company of America, Crane & Company, GE Plastics, Kay Bee Toys, Berkshire Health Systems, General Dynamics Defense Systems, Mead Corporation and several institutions of higher education.

Competition

      The Bank faces intense competition for the attraction of deposits and origination of loans in its primary market area. Berkshire Bank's most direct competition for deposits comes from one large credit union in the area, which has a competitive advantage as credit unions do not have to pay state or federal taxes. Additionally, Berkshire Bank faces competition for deposits from several commercial and savings banks operating in its primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms and insurance companies. While these entities continue to provide a source of competition for deposits, Berkshire Bank increasingly faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. Berkshire Bank also faces significant competition for investors' funds due to their direct purchase of short-term money market securities and other corporate and government securities. Berkshire Bank faces competition for loans from the significant number of traditional financial institutions, primarily savings banks and commercial banks in its market area, as well as the mortgage companies and mortgage brokers operating in its primary market area. The increase of Internet accessible financial institutions which solicit deposits and originate loans on a nationwide basis also increases competition for Berkshire Bank's customers. Additionally, competition has increased as a result of regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased restrictions on interstate banking and the entrance into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms and specialty financial services companies (such as Internet-based providers).

Lending Activities

      General.The types of loans that Berkshire Bank may originate are limited by federal and state laws and regulations. Interest rates charged by Berkshire Bank on loans are affected principally by Berkshire Bank's current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

      Loan Portfolio Analysis.The following table sets forth the composition of Berkshire Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                             At December 31,
                                     ----------------------------------------------------------------------------------------------
                                            2001               2000               1999               1998              1997
                                     -----------------    ----------------   ---------------   -----------------  -----------------
                                               Percent             Percent            Percent            Percent            Percent
                                                 of                  of                 of                 of                 of
                                      Amount    Total     Amount    Total    Amount    Total    Amount    Total    Amount    Total
                                      ------    -----     ------    -----    ------    -----    ------    -----    ------    -----
                                                                          (Dollars in thousands)
Real estate loans:
 One- to four-family .............  $ 240,852   29.99%  $ 249,440   31.44%  $ 245,240   36.39%  $220,612   36.36% $ 202,305   40.64%
 Commercial ......................     84,741   10.55      63,871    8.05      46,419    6.89     51,598    8.50     41,267    8.29
 Multi-family ....................     13,183    1.65      15,699    1.98      14,793    2.20     15,393    2.54     14,740    2.96
 Construction ....................     22,936    2.86      14,290    1.80      12,534    1.86     12,821    2.11     11,531    2.32
                                    ---------   -----   ---------   -----   ---------   -----   --------   -----  ---------   -----
   Total real estate loans ......     361,712   45.05     343,300   43.27     318,986   47.34    300,424   49.51    269,843   54.21
                                    ---------   -----   ---------   -----   ---------   -----   --------   -----  ---------   -----

Consumer loans:
 Home equity lines of
  credit ..........................    34,439    4.29      34,471    4.34      33,168    4.92     31,628    5.21     25,801    5.18
 Automobile ......................    215,964   26.90     230,648   29.08     164,862   24.46    134,616   22.19     84,979   17.07
 Other ...........................     20,640    2.56      18,014    2.27      10,706    1.59      5,933    0.98      5,889    1.18
                                    ---------   -----   ---------   -----   ---------   -----   --------   -----  ---------   -----
  Total consumer loans ..........     271,043   33.75     283,133   35.69     208,736   30.97    172,177   28.38    116,669   23.43
                                    ---------   -----   ---------   -----   ---------   -----   --------   -----  ---------   -----

Commercial loans .................    170,230   21.20     166,956   21.04     146,196   21.69    134,115   22.11    111,372   22.36
                                    ---------   -----   ---------   -----   ---------   -----   --------   -----  ---------   -----
  Total loans ....................    802,985  100.00%    793,389  100.00%    673,918  100.00%   606,716  100.00%   497,884  100.00%
                                               ======               =====              ======             ======             ======
Net deferred loan
  origination
  costs (fees) ...................        172                 232                 170                 44                (63)
Unamortized discount on
  purchased loans ................       (203)                 --                  --                 --                 --

Allowance for loan losses             (11,034)            (10,216)             (8,534)           (7,589)             (6,078)
                                    ---------           ---------           ---------           --------          ---------
  Total loans, net ...............  $ 791,920           $ 783,405         $   665,554          $ 599,171        $   491,743
                                    =========           =========         ===========          =========        ===========

Real Estate Lending

      One- to Four-Family Real Estate Loans. One of Berkshire Bank's primary lending activities is to originate loans secured by one- to four-family residences located in its primary market area. At December 31, 2001, $240.9 million, or 30.0%, of Berkshire Bank's total loans consisted of one- to four-family mortgage loans. Of the one- to four-family loans outstanding at that date, approximately 37% were fixed-rate mortgage loans and approximately 63% were adjustable-rate loans.

      Berkshire Bank originates fixed-rate fully amortizing loans with maturities of 15, 20 and 30 years. Management establishes the loan interest rates based on market conditions. Berkshire Bank offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $300,700. Berkshire Bank generally originates loans for its own portfolio, but in 2001, entered into an agreement to sell newly originated fixed-rate loans to a third party. The determination of whether to sell loans is determined periodically by management in response to changes in prevailing market interest rates and liquidity needs.

      Berkshire Bank also currently offers adjustable-rate mortgage loans, with an interest rate based on the one year, three year or five year Constant Maturity Treasury index, which adjust every one, three or five years from the outset of the loan or which adjust annually after a seven or ten year initial fixed period and with terms of up to 30 years. Interest rate adjustments on such loans range from 2% to 5% during any adjustment period and are limited to no more than 6% over the life of the loan. All of Berkshire Bank's adjustable-rate mortgages are originated at an interest rate below the fully indexed rate on adjustable-rate mortgages. At December 31, 2001, the initial discounted rate on these loans was 25 to 150 basis points below the current fully indexed rate. Generally, these loans will begin to reprice towards their fully indexed rate on their next review date.

       Adjustable-rate mortgage loans help reduce Berkshire Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by borrowers. During periods of rising interest rates the risk of default on adjustable-rate mortgage loans increases as a result of repricing and the increased payments required to be made by borrowers. In addition, although adjustable-rate mortgage loans allow Berkshire Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, Berkshire Bank has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in Berkshire Bank's cost of funds during periods of rising interest rates. These risks have not had a material adverse effect on Berkshire Bank to date.

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

      Berkshire Bank also offers adjustable-rate home equity loans with an interest rate based on the prime rate as reported inThe Wall Street Journal, which adjust monthly. The combined loan-to-value ratio of home equity loans is generally limited to 80%. Second mortgages are also offered on owner-occupied primary or secondary residences and are adjustable-rate, either adjusting annually or with a five-year initial fixed period which adjusts annually thereafter, with terms up to 30 years.

      In an effort to provide financing for low- and moderate-income families, Berkshire Bank offers Federal Housing Authority, Veterans Administration and Massachusetts Housing Finance Agency residential mortgage loans to qualified individuals with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by one- to four-family residential property and are underwritten using modified underwriting guidelines. Berkshire Bank also participates in the Good Samaritan Home Ownership Program, which is a non-profit venture established to advise and assist low- and middle-income families in the purchase of their first home in Berkshire County. Qualified individuals can obtain a 30 year fixed-rate mortgage loan on a one- to four-family, owner occupied property. Additionally, Berkshire Bank maintains its own First-Time Home Buyer loan program. This program offers one- and two-family residential mortgage loans to first-time home buyers. These loans are offered with initial five-year fixed rates of interest which adjust annually thereafter with terms of up to 30 years.

      Construction Loans. At December 31, 2001, construction loans totaled $22.9 million, or 2.9% of Berkshire Bank's total loan portfolio, of which $3.6 million were residential construction loans and $19.3 million were commercial construction loans. At December 31, 2001, the unadvanced portion of construction loans totaled $8.7 million.

      Berkshire Bank originates construction loans to individuals for the construction and acquisition of personal residences. Berkshire Bank's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 85%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At December 31, 2001, the largest outstanding residential construction loan commitment was for $800,000, $233,262 of which was outstanding. This loan was performing according to its terms at December 31, 2001. Construction loans to individuals are generally made on the same terms as Berkshire Bank's one-to four-family mortgage loans.

       Before making a commitment to fund a residential construction loan, Berkshire Bank requires an appraisal of the property and planned improvements by an independent licensed appraiser. Berkshire Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

      Berkshire Bank also makes construction loans for commercial development projects, including multi-family, commercial properties, single-family subdivisions and condominiums. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursement of funds is at the sole discretion of Berkshire Bank and is based on the progress of construction. The maximum loan to value ratio for these loans depends upon the type of commercial development project being undertaken, but generally will not exceed 80%. At December 31, 2001, the largest commercial construction commitment was $7.7 million granted to a group of investors who own a 321 acre parcel in Southwick, MA. An 18 hole golf course has been developed and opened for play in June 2001. The commitment outstanding for this loan was $6.0 million at December 31, 2001. The aforementioned commitment includes a $2.0 million line for the development and marketing of 54 improved single-family building lots on the site. This loan was performing according to the terms at December 31, 2001.

      Berkshire Bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, have loan to value ratios that are limited to 70% of the value of the land used for residential development and 65% of the value of the land used for commercial development (based on the lower of the acquisition price or the appraised value of the land) and are written with an interest rate based on a margin over the prime rate as reported in The Wall Street Journal. Land loans are offered with a term of three years in which only interest is required to be paid each month. A balloon payment for the principal plus any accrued interest is due at the end of the three year period. Berkshire Bank's land loans are generally secured by property in its primary market area. Berkshire Bank requires title insurance and, if applicable, either a hazardous waste survey or environmental insurance coverage.

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

      Multi-Family and Commercial Real Estate Loans.Berkshire Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in Berkshire Bank's primary market area. Berkshire Bank's multi-family and commercial real estate loans may be made in amounts of up to 80% of the appraised value of the property or the selling price, whichever is less. Loans secured by single-family subdivisions and condominium projects may be made in amounts of up to 75% and 70%, respectively, of the appraised value of the property or selling price, whichever is less. Berkshire Bank's multi-family and commercial real estate loans may be made with terms of up to 20 years and substantially all of which are originated with interest rates that adjust periodically and are generally indexed to the prime rate as reported inThe Wall Street Journal. In reaching its decision on whether to make a multi-family or commercial real estate loan, Berkshire Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Berkshire Bank will also consider the term of the lease and the quality of the tenants. Berkshire Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least

1.25x. Environmental surveys or environmental insurance coverage are generally required for commercial real estate loans. Additionally, in larger real estate projects, it is recommended that a feasibility study be obtained. A feasibility study is particularly important with respect to multi-family housing projects, hotel/motel construction and health care facilities. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The largest multi-family or commercial real estate loan in Berkshire Bank's portfolio at December 31, 2001 was a performing $5.9 million real estate loan secured by a luxury hotel located in Lenox, Massachusetts.

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

Consumer Lending

      Automobile Lending. At December 31, 2001, automobile loans totaled $216.0 million, or 26.9% of Berkshire Bank's total loans and 79.7% of consumer loans. The Bank offers fixed-rate automobile loans on a direct and indirect basis with terms of up to 72 months for new and recent model used cars and up to 60 months for older model used cars. Berkshire Bank generally will make such loans up to 100% of the retail value shown in theNADA Used Car Guide. The interest rates offered differ depending on the age of the automobile and current interest rates offered by competitors.

      Berkshire Bank began offering indirect automobile loans through automobile dealers over nine years ago. Historically, Berkshire Bank has emphasized the origination of indirect automobile loans including lower credit quality or sub-prime automobile loans. However, due to increased delinquencies on these loans in recent years, due in part to the decline in the local, regional and national economies, management revised its automobile lending strategy in 2001 whereby it would decrease the emphasis on lower quality or sub-prime loans and attempt to reduce the overall size of the automobile loan portfolio. At December 31, 2001, approximately $113.9 million, or 52.7%, of automobile loans were lower quality or sub-prime loans or 14.2% of total loans. As part of management's revised strategy to address the level of automobile loans and the overall credit risk to Berkshire Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements and in amounts which management will determine in consideration of the amount of lower quality or sub-prime automobile loans in the loan portfolio.

      Currently, Berkshire Bank maintains contractual relationships with over 90 new and used car dealers throughout western Massachusetts, northern Connecticut, eastern New York and southern Vermont. The substantial majority of such loans are secured by used automobiles. The large growth in the automobile portfolio in the past few years is primarily attributable to the addition of one automobile dealer in 1997 and two automobile dealers in 1998. These three dealers located in eastern New York, northern Connecticut and western Massachusetts, accounted for 27.4% of the loans originated in 2000. This percentage increased to 31.5% in 2001. However, with originations decreasing from $176.5 million in 2000 to $102.7 million in 2001, the dollar amount of originations by the three largest dealers decreased by $16.0 million, or 33.1%, from $48.4 million in 2000 to $32.4 million in 2001. These decreases were due to a management decision to decrease the size of the indirect loan portfolio. Berkshire Bank anticipates that it will continue to sell a portion of its automobile loans in the secondary market for liquidity purposes and to manage the credit risk of the loan portfolio.

      Home Equity Lines of Credit and Other Consumer Loans. Berkshire Bank offers home equity lines of credit secured by owner-occupied one- to four-family residences. At December 31, 2001, home equity lines of credit totaled $34.4 million, or 4.3% of Berkshire Bank's total loans and 12.7% of consumer loans. Additionally, at December 31, 2001, the unadvanced amounts of home equity lines of credit totaled $37.6 million. The underwriting standards employed by Berkshire Bank for home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans will not be made if the borrower's first mortgage payment, monthly real estate payment and amortized equity line payment exceeds 25% of the borrower's gross monthly income. Additionally, the borrower's monthly debt cannot exceed 35% of the borrower's gross monthly income. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum combined loan-to-value ratio on home equity lines of credit is 80% for loans less than $200,000 and 60% for loans greater than $200,000. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five year period.

      Other consumer loans at December 31, 2001 amounted to $20.6 million, or 2.6% of Berkshire Bank's total loans and 7.6% of consumer loans. These loans include education, collateral, personal and unsecured loans, and second mortgage loans other than home equity loans. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities. Unsecured loans generally have a maximum borrowing limitation of $10,000 and a maximum term of five years.

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

Commercial Lending

      Commercial Loans.At December 31, 2001, Berkshire Bank had $170.2 million in commercial loans which amounted to 21.2% of total loans. In addition, at such date, Berkshire Bank had $46.1 million of unadvanced commercial lines of credit. Berkshire Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Berkshire Bank's largest commercial loan relationship was a $5.6 million loan to a long time customer secured by various types of business assets located in counties adjacent to Berkshire County in New York and Connecticut. This loan was performing according to its original terms at December 31, 2001.

      Berkshire Bank offers secured commercial term loans, which have maturities of greater than one year and the repayment of which is dependent on future earnings. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally seven years or less. Berkshire Bank also offers loans originated in order to finance a business' operating facility, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. Operating loans are revolving lines of credit secured by business assets other than real estate, such as business equipment, inventory, and accounts receivable. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Time notes are short-term loans, generally limited to 90 days which do not require payment of principal or interest until maturity.

      Due to declining profitability, Berkshire Bank has discontinued the Business Manager Line of Credit Program and is no longer purchasing customer's accounts receivable. At December 31, 2001, $86,000 remained on Berkshire Bank's balance sheet and was expected to be fully collectible.

      When making commercial business loans, Berkshire Bank considers the financial statements of the borrower, the borrower's payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, and viability of the industry in which the customer operates and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 95% of the value of the collateral securing the loan. Berkshire Bank generally does not make unsecured commercial loans.

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

      Loans to One Borrower.The maximum amount that Berkshire Bank may lend to one borrower is limited by statute. At December 31, 2001, Berkshire Bank's statutory limit on loans to one borrower was $22.6 million. At that date, Berkshire Bank's largest amount of loans to one borrower, including the borrower's related interests, was approximately $7.9 million and consisted of five loans secured by various types of business and real estate assets. These loans were performing according to their original terms at December 31, 2001.

      Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of Berkshire Bank's total loans at December 31, 2001, excluding the effect of future principal prepayments.



                                                              At December 31, 2001
                         --------------------------------------------------------------------------------------------------------
                                                   Commercial       Home
                         One- to                       and         Equity
                         Four-                     Multi-Family   Lines of                     Other
                         Family    Construction    Real Estate     Credit     Automobile      Consumer     Commercial       Total
                         ------    ------------    -----------     ------     ----------      --------     ----------       -----
                                                                       (In thousands)
Amounts due in:
 One year or less .     $    851      $ 10,529      $  1,694      $  1,478      $  2,345      $  1,262      $ 45,545      $ 63,704
 More than one year
  to five years ....       4,984        12,407        13,583        17,052       175,682        15,410        25,996       265,114
 More than 5 years       235,017            --        82,647        15,909        37,937         3,968        98,689       474,167
                        --------      --------      --------      --------      --------      --------      --------      --------
Total amount due .      $240,852      $ 22,936      $ 97,924      $ 34,439      $215,964      $ 20,640      $170,230      $802,985
                        ========      ========      ========      ========      ========      ========      ========      ========


      The following table sets forth, at December 31, 2001, the dollar amount of loans contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                  Due After December 31, 2002
                               ---------------------------------
                                Fixed     Adjustable     Total
                                -----     ----------     -----
                                       (In thousands)
Real estate loans:
 One- to four-family ......    $ 84,702    $155,299    $240,001
 Construction ..............         --      12,407      12,407
 Commercial and multi-family     12,790      83,440      96,230
                               --------    --------    --------
  Total real estate loans ..     97,492     251,146     348,638
Home equity loans .........          --      32,961      32,961
Automobile ................     213,619          --     213,619
Other consumer ............      16,994       2,384      19,378
Commercial loans ..........      12,428     112,257     124,685
                               --------    --------    --------
  Total loans .............    $340,533    $398,748    $739,281
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

      Loan Approval Procedures and Authority. Berkshire Bank's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Berkshire Bank's Board of Directors and management. The Board of Directors has authorized the following persons and groups of persons to approve loans up to the amounts indicated: several retail lenders have been delegated authority to approve residential mortgage loans up to $300,000; home equity lines of credit ranging from $50,000 to $300,000; unsecured consumer loans from $5,000 to $30,000; and secured consumer loans from $20,000 to $50,000. One- to four-family mortgage loans and home equity loans up to $300,000, secured consumer loans up to $50,000 and unsecured loans up to $30,000, may be approved by the Chairman of the Board, the President, the Executive Vice President-Senior Loan Officer and the Senior Vice President-Retail Lending.

      One-to four- family mortgage loans and home equity loans from $300,000 to $600,000 may be approved by a combination of individual officer authorities provided that approval must include the signature of either the Executive Vice President-Senior Loan Officer or Senior Vice President-Retail Lending. Approvals from $600,000 to $1.5 million require signatures of both the Executive Vice President-Senior Loan Officer and the Senior Vice President-Retail Lending. All residential loans in excess of $1.5 million require the approval of the Executive Committee of the Board of Directors or the full Board of Directors.

      The Board of Directors has delegated the authority to approve loans to several commercial loan officers in amounts ranging from $20,000 to $150,000 for secured commercial loans and in amounts ranging from $20,000 to $75,000 for unsecured commercial loans. All secured commercial loans in amounts up to $300,000 and unsecured commercial loans in amounts up to $175,000 may be approved by the Chairman of the Board, the President, the Executive Vice President-Senior Loan Officer, the Senior Commercial Lender and certain commercial loan managers. Such loans in excess of these amounts require the approval of a majority of the members of Berkshire Bank's Senior Lending Committee, which consists of the Executive Vice President-Senior Loan Officer, the Senior Commercial Lender and all commercial loan officers. The President and the Credit Administration Officer are non-voting members of the Senior Loan Committee. Delegated approval authorities may be combined. However, individual limits may be combined only up to $500,000 for commercial loan approvals without requiring approval of the Senior Lending Committee provided that commercial loans approved by a combination of authorities must include the signature of either the Executive Vice President-Senior Loan Officer or the Senior Commercial Lender. All commercial loans in excess of $1.5 million require the approval of the Executive Committee of the Board of Directors or the full Board of Directors.

      Loan Originations, Purchases and Sales. Berkshire Bank lending activities are conducted by its salaried and commissioned loan personnel and through its relationships with automobile dealers. Currently, Berkshire Bank has contractual relationships with over 90 automobile dealers who originate automobile loans for Berkshire Bank. Such loans are only made following an underwriting review and acceptance by Berkshire Bank. These loans are closed by the automobile dealer and immediately assigned to Berkshire Bank, who then services the loans. On loans originated by its automobile dealers, Berkshire Bank compensates the originator an amount by which the interest rate paid on the loan exceeds a specified threshold, up to a maximum of four points. The compensation is paid at the time the loan is closed and assigned to Berkshire Bank. For the fiscal years 2001 and 2000, Berkshire Bank originated or purchased $112.6 million and $180.3 million of automobile loans, respectively, of which 91.2% and 97.9% were originated indirectly through the automobile dealers. Included in the total are automobile loans that Berkshire Bank purchased from a third party which originates loans through smaller automobile dealers. The automobile loans purchased from the third party are underwritten and closed by that third party. Berkshire Bank, however, also performs its own credit analysis before purchasing such loans. Berkshire Bank purchased $7.5 million of these consumer loans in 2001.

      From time to time, Berkshire Bank will purchase whole loans or participations in loans. The commercial real estate loans and other commercial loans participated in by Berkshire Bank are underwritten according to Berkshire Bank's underwriting criteria and procedures and are generally purchased with the accompanying servicing rights. Berkshire Bank purchased $6.0 million of such loans in 2001. Amounts outstanding related to loan participation interests purchased by Berkshire Bank totaled $11.7 million and $9.7 million at December 31, 2001 and December 31, 2000, respectively, and consisted primarily of loans secured by commercial real estate.

      At December 31, 2001, Berkshire Bank was servicing $45.2 million of automobile and one-to four-family mortgage loans and $4.6 million of commercial loans. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 25 basis points for one-to four-family mortgage loans and 100 basis points for automobile loans of the total balance of the loan being serviced.

      Berkshire Bank generally originates loans for its own portfolio but from time to time will sell loans in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio and liquidity needs. In 2001, Berkshire Bank established a program with an outside third party lender whereby Berkshire Bank originated fixed rate one-to four-family mortgages for sale. In 2001, $10.8 million in fixed rate residential loans were originated and sold to this third party. In addition, Berkshire Bank sold $11.7 million of automobile loans to a regional financial institution in 2001. Some of the automobile loans were sold with limited recourse. The recourse periods expired prior to December 31, 2001.

The following table presents total loans originated, purchased, sold and repaid during the periods indicated.

                                                For the Years Ended December 31,
                                             ------------------------------------
                                                 2001       2000         1999
                                                 ----       ----         ----
                                                       (In thousands)

Loans at beginning of year ..............     $793,389     $673,918     $606,716
                                              --------     --------     --------
  Originations:
   Real estate loans:
    One-to four-family ..................       36,668       31,231       49,207
    Construction ........................       22,170       25,071        7,199
    Commercial ..........................       13,296        2,289        9,478
    Multi-family ........................          800        7,671        3,620
                                              --------     --------     --------
      Total real estate loans ...........       72,934       66,262       69,504
                                              --------     --------     --------
  Consumer loans:
   Home equity lines of credit ..........        6,887        8,225       10,796
   Automobile ...........................      105,124      128,327      128,583
   Other ................................        4,527       16,799        6,991
                                              --------     --------     --------
     Total consumer loans ...............      116,538      153,351      146,370

  Commercial loans ......................       63,456       64,887       64,542
                                              --------     --------     --------
     Total loans originated .............      252,928      284,500      280,416
                                              --------     --------     --------
Purchases:
  Real estate loans:
    Multi-family ........................           --           --          566
    Commercial real estate ..............        4,042        4,664        2,228
                                              --------     --------     --------
     Total real estate loans ............        4,042        4,664        2,794
  Consumer loans:
    Automobile ..........................        7,451       48,724       11,877
  Commercial loans ......................        2,000        3,175        1,088
                                              --------     --------     --------
     Total loans purchased ..............       13,493       56,563       15,759
                                              --------     --------     --------

Deduct:
  Principal loan repayments, repayments
   and other, net .......................      226,179      181,082      182,429
  Loan sales ............................       24,263       38,942       44,308
  Net loan charge-offs ..................        6,357        1,488        2,085
  Transfers to real estate owned ........           26           80          151
                                              --------     --------     --------
     Total deductions ...................      256,825      221,592      228,973
                                              --------     --------     --------
Net increase in loans ...................        9,596      119,471       67,202
                                              --------     --------     --------
Loans at end of year ....................     $802,985     $793,389     $673,918
                                              ========     ========     ========


      Loan Commitments. Berkshire Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2001, Berkshire Bank had loan commitments and unadvanced loans and lines of credit totaling $118.5 million.

      Loan Fees. In addition to interest earned on loans, Berkshire Bank receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

      Berkshire Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2001, Berkshire Bank had approximately $172,000 of net deferred loan fees and costs. Berkshire Bank amortized approximately $59,000 of net deferred loan fees and costs during the year ended December 31, 2001.

      Nonperforming Assets, Delinquencies and Impaired Loans. When a borrower fails to make a required loan payment, Berkshire Bank attempts to cure the deficiency by mailing a past due notice on the 10th day after payment is due. In most cases, delinquencies are cured promptly. If a delinquency continues beyond the 15th day after the payment is due, the loan will appear on a delinquency list and the account officer will contact the borrower. If a delinquency continues beyond the 30th day, the borrower is again contacted and if it is determined that the late payment is not a short-term cash flow problem, the account is reported to the Senior Loan Officer. While Berkshire Bank generally prefers to work with borrowers to resolve problems, Berkshire Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss.

      Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure, and all foreclosed and repossessed property that Berkshire Bank owns. Berkshire Bank generally ceases accruing interest on all commercial and residential loans when principal or interest payments are delinquent 90 days or more unless management determines the loan principal and interest to be fully-secured and in the process of collection. Once management determines that interest is uncollectible, the accrual of interest income on a loan is discontinued and all interest previously accrued is reversed against current period interest income. In 2001, as a measure to enhance its risk management practices, the Bank initiated a more conservative policy for automobile loans whereby all delinquent automobile loans remain on accrual status until they reach 120 days delinquent at which time they are charged-off, except for those customers who are in bankruptcy proceedings with a secured loan, in which case the loan is transferred to nonaccrual status. Because of this change, nonaccruing consumer loans declined to $315,000 at December 31, 2001 from $2.0 million at December 31, 2000.

      Berkshire Bank has adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--an amendment to SFAS No. 114." At December 31, 2001 and December 31, 2000, Berkshire Bank had $778,000 and $395,000, respectively, recorded investment in impaired loans, which had no specific allowances and $1.4 million and $71,000 in loans with valuation allowances of $113,000 and $4,000, respectively.

      The following table sets forth information regarding nonperforming assets and loans that were 90 days or more past due and still accruing at the dates indicated.

                                                                 At December 31,
                                                -----------------------------------------------

                                                2001       2000       1999       1998      1997
                                                ----       ----       ----       ----      ----
                                                            (Dollars in thousands)
Nonaccruing loans:
  One- to four-family real estate ........     $  310      $  390      $  450      $1,272      $  623
  Commercial real estate .................         --          --          --       1,064         336
  Commercial .............................      2,077         466       1,572         612         613
  Consumer(1) ............................        315       2,013         819         542         584
                                               ------      ------      ------      ------      ------
  Total nonperforming loans ..............      2,702       2,869       2,841       3,490       2,156
Real estate owned ........................         --          50         220         398         364
                                               ------      ------      ------      ------      ------
  Total nonperforming assets .............     $2,702      $2,919      $3,061      $3,888      $2,520
                                               ======      ======      ======      ======      ======
Total nonperforming loans as a
  percentage of total loans ..............       0.34%       0.36%       0.42%       0.58%       0.43%
Total nonperforming assets as a percentage
  of total assets ........................       0.26%       0.29%       0.36%       0.50%       0.40%
Loans 90 days or more past due and
  still accruing (2) .....................     $1,306          --          --          --          --


(1) Consists primarily of automobile loans.
(2) Total in 2001 reflects Bank's new policy on delinquent automobile loans. In prior reported periods, automobile loans past due 90 days or more were reported as nonaccrual.

      Nonaccruing commercial loans increased to $2.1 million at December 31, 2001 from $466,000 at December 31, 2000 as four commercial relationships ranging in size from $300,000 to $900,000 became more than 90 days past due. The companies involved are in diverse and unrelated industries and have been adversely affected by national and regional economic conditions.

      Interest income that would have been recorded for the year ended December 31, 2001, had nonaccruing loans been current according to their original terms, amounted to approximately $82,000, $16,000 of which was included in interest income related to these loans.

The following tables set forth the delinquencies in Berkshire Bank's loan portfolio as of the dates indicated.



                              At December 31,2001                  At December 31,2000                At December 31, 1999
                        -----------------------------------  -----------------------------------  ---------------------------------
                          60-89 Days     90 Days or More       60-89 Days     90 Days or More      60-89 Days     90 Days or More
                        ----------------- -----------------  -----------------  ----------------  ----------------- ----------------
                        Number  Principal Number  Principal  Number  Principal  Number Principal  Number  Principal Number Principal
                         of     Balance    of     Balance     of     Balance     of    Balance     of     Balance    of    Balance
                        Loans   of Loans  Loans   of Loans   Loans   of Loans   Loans  of Loans   Loans   of Loans  Loans  of Loans
                        -----   --------  -----   --------   -----   --------   -----  --------   -----   --------  -----  --------
                                                               (Dollars in thousands)
Real estate loans:
  One- to four-family ..   3    $  144       3    $  254        2    $  154       2   $   43         6    $  384        1   $  106
  Commercial ...........  --        --      --        --       --        --      --       --        --        --       --       --
  Multi-family .........  --        --      --        --       --        --      --       --        --        --       --       --
Consumer loans:
  Equity lines of credit  --        --      --        --        2        57       1       20        --        --       --       --
  All other(1) ......... 323     2,645     217     1,621      238     1,728     262    1,923        95       831      121      776

Commercial loans .....     2       381       7     1,234        4       129       3      149         6       335       11    1,168
                         ---    ------     ---    ------      ---    ------     ---   ------       ---    ------      ---   ------

  Total ................ 328    $3,170     227    $3,109      246    $2,068     268   $2,135       107    $1,550      133   $2,050
                         ===    ======     ===    ======      ===    ======     ===   ======       ===    ======      ===   ======

Delinquent loans to
  total loans ..........0.96%     0.39%   0.66%     0.39%    0.73%     0.26%   0.79%    0.27%     0.40%     0.23%    0.50%    0.31%

-------------------
(1) Consists primarily of automobile loans


      Real Estate Owned. Real estate acquired by Berkshire Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2001, Berkshire Bank had no foreclosed real estate owned.

      Asset Classification. Regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified. Berkshire Bank performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, Berkshire Bank regularly analyzes the losses inherent in its loan portfolio and its nonperforming loans to determine the appropriate level of the allowance for loan losses.

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



      The following table sets forth Berkshire Bank's classified assets at December 31, 2001.

                                  Loss              Doubtful             Substandard         Special Mention
                            ------------------  -------------------   ------------------    ------------------

                            Number               Number                Number                Number
                              of      Principal   of       Principal     of    Principal      of      Principal
                             Loans    Balance    Loans      Balance    Loans    Balance      Loans    Balance
                             -----    -------    -----      -------    -----    -------      -----    -------
                                                       (Dollars in thousands)
Real estate loans:
  One- to four-family ..      --    $    --         --    $    --          7    $   380          2    $   139
  Commercial ...........      --         --         --         --          2      1,065          5      1,865
  Multi-family .........      --         --         --         --          1        186         --         --
Consumer loans:
  Equity lines of credit      --         --         --         --         --         --         --         --
  Automobile ...........      --         --         --         --        193      1,588        304      2,593
  All other ............      --         --         --         --         24         33         19         52
Commercial loans .......       1         30          3        485         46      8,251         41      7,180
                             ---    -------    -------    -------    -------    -------       ----    -------
  Total ................         1    $    30          3    $   485        273    $11,503        371    $11,829
                              ==    =======    =======    =======    =======    =======        ===    =======


      At December 31, 2001, Berkshire Bank had two outstanding commercial loans with one borrower, which were adversely classified or identified as a problem credit, totaling $912,000. These loans were delinquent and classified substandard (except for a $30,000 portion classified loss) and are in the process of foreclosure. Berkshire Bank had no other classified loans greater than $500,000 which were not performing according to their terms on December 31, 2001.

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

      All classified loans are reviewed for adequacy of their estimated supporting collateral values and guarantees. If a loan is determined to have a recovery value less than the loan balance after deducting the general reserve assigned to that loan based upon its classification, an additional specific reserve is assigned in an amount equal to the projected shortfall.

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

      Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Berkshire Bank believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing Berkshire Bank's loan portfolio, will not request Berkshire Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Berkshire Bank's financial condition and results of operations.

      The following table presents an analysis of Berkshire Bank's allowance for loan losses for the years indicated.


                                                      At or For the Years Ended December 31,
                                              ------------------------------------------------------

                                              2001          2000       1999        1998        1997
                                              ----          ----       ----        ----        ----
                                                             (Dollars in thousands)
Allowance for loan losses, beginning
      of year ...........................    $10,216     $ 8,534     $ 7,589     $ 6,078     $ 6,303
                                             -------     -------     -------     -------     -------
Charged-off loans (1):
      One- to four-family real estate ...          2          --         117          14          66
      Multi-family ......................        222          --          --          --          82
      Commercial real estate ............         --          19         297         253         959
      Consumer(2) .......................      5,989       1,422         731         311         699
      Home Equity .......................         52          --          --          --          --
      Commercial ........................        797         469       1,208         234         490
                                             -------     -------     -------     -------     -------
      Total charged-off loans ...........      7,062       1,910       2,353         812       2,296
Recoveries on loans previously
      charged-off .......................        705         422         268         268         594
                                             -------     -------     -------     -------     -------
Net loans charged-off ...................      6,357       1,488       2,085         544       1,702
Provision for loan losses ...............      7,175       3,170       3,030       2,055       1,477
                                             -------     -------     -------     -------     -------
Allowance for loan losses, end of year ..    $11,034     $10,216     $ 8,534     $ 7,589     $ 6,078
                                             =======     =======     =======     =======     =======
Ratios:
Net loans charged-off to interest-earning
      loans .............................       0.79%       0.19%       0.31%       0.09%       0.34%
Allowance for loan losses to total loans        1.37%       1.29%       1.27%       1.25%       1.22%
Allowance for loan losses to
      nonperforming loans ...............     408.36%     356.08%     300.39%     217.45%     281.91%
Net loans charged-off to allowance
      for loan losses ...................      57.61%      14.57%      24.43%       7.17%      28.00%
Recoveries to charge-offs ...............       9.98%      22.09%      11.39%      33.00%      25.87%


(1) For further discussion of the increase in charged-off loans in 2001, see "Management's Discussion and Analysis of Item 7 Financial Condition and Results of Operations-Comparison of Financial Condition at 2001 and 2000." December 31,
(2)   Consists primarily of automobile loans.

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

                                                          At December31,
                      --------------------------------------------------------------------------------------
                                 2001                         2000                        1999
                      ---------------------------- ---------------------------- ----------------------------
                                          Percent                      Percent                      Percent
                             Percent of  of Loans         Percent of  of Loans         Percent of  of Loans
                              Allowance   in Each          Allowance   in Each          Allowance   in Each
                               in Each   Category           in Each   Category           in Each   Category
                              Category      to             Category      to             Category      to
                              to Total    Total            to Total    Total            to Total    Total
                      Amount  Allowance   Loans    Amount  Allowance   Loans    Amount  Allowance   Loans
                      ------  ---------   -----    ------  ---------   -----    ------  ---------   -----
                                                      (Dollars in thousands)
Real estate loans    $ 2,347    21.27%    45.05%   $ 2,337    22.88%   43.27%  $ 2,322     27.20%   47.34%
Consumer loans ..      4,217    38.22     33.75      4,528    44.32    35.69     2,867     33.60    30.97
Commercial ......      4,470    40.51     21.20      3,351    32.80    21.04     3,345     39.20    21.69
                     -------   ------    ------    -------   ------   ------   -------    ------   ------
  Total allowance
  for loan losses .  $11,034   100.00%   100.00%   $10,216   100.00%  100.00%  $ 8,534    100.00%  100.00%
                     =======   ======    ======    =======   ======   ======   =======    ======   ======


                                            At December 31,
                      ---------------------------------------------------------
                                 1998                         1997
                      ---------------------------- ----------------------------
                                          Percent                      Percent
                             Percent of  of Loans         Percent of  of Loans
                              Allowance   in Each          Allowance   in Each
                               in Each   Category           in Each   Category
                              Category      to             Category      to
                              to Total    Total            to Total    Total
                      Amount  Allowance   Loans    Amount  Allowance   Loans
                      ------  ---------   -----    ------  ---------   -----
                                        (Dollars in thousands)
Real estate loans     $2,262   29.81%    49.51%   $1,938     31.88%    54.21%
Consumer loans ..      2,339   30.82     28.38     1,590     26.16     23.43
Commercial ......      2,988   39.37     22.11     2,550     41.96     22.36
                      ------  ------    ------    ------    ------    ------
  Total allowance
  for loan losses .   $7,589  100.00%   100.00%   $6,078    100.00%   100.00%
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

      Berkshire Bank's investment policy divides investments into two categories, fixed income and equity portfolios. The primary objectives of the fixed income portfolio are to: (1) maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, including funding for loans; (2) safeguard against deposit outflows, reduced loan amortization and increased loan demand; and (3) manage interest rate risk. The fixed income securities portfolio primarily consists of debt issues, including corporate and municipal bonds, U.S. Government and agency obligations and mortgage-backed and asset-backed securities, including collateralized mortgage obligations and real estate mortgage investment conduits. A collateralized mortgage obligation is a mortgage-backed bond that separates mortgage pools into different maturities called "tranches." Tranches pay different rates of interest and can mature in a few months, or a few years. In return for a lower yield, collateralized mortgage obligations provide increased security over the life of the investment. However, in a lowering interest rate risk environment, collateralized mortgage obligations tend to be repaid before their expected maturities as prepayments increase. This may result in Berkshire Bank having to reinvest the funds at a lower interest rate. Real estate mortgage investment conduits, a type of collateralized mortgage obligation, are similar in that securities representing an undivided interest in such mortgages are issued. However, real estate mortgage investment conduits have more flexibility than other types of collateralized mortgage obligations as issuers can separate mortgage pools not only into different maturity classes but also into different risk classes. At present, 70.9% of Berkshire Bank's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government, which carry lower credit risk than mortgage-backed securities of a private issuer. Other types of asset-backed securities in which Berkshire Bank invests are typically collateralized by the cash flow from a pool of automobile loans, credit card receivables, consumer loans and other similar obligations. Both mortgage-backed and asset-backed securities carry the risk that changing market interest rates may cause a change in market value.

      The marketable equity securities portfolio is currently managed to produce capital gains through price appreciation and lowering taxable income through deductions permitted for a portion of dividends received. The marketable equity securities portfolio consists primarily of bank, utility and industrial stocks and is currently limited by the investment policy to 100% of Tier I capital. Berkshire Bank had $88.5 million of Tier 1 Capital at December 31, 2001. The gross unrealized gains associated with the marketable equity securities portfolio were $28.9 million and the gross unrealized losses were $534,000. The marketable equity securities portfolio carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, Berkshire Bank's capital would decrease.

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

      Berkshire Bank's investment policy allows the use of certain hedging strategies, including the purchase of options in an effort to increase the return and decrease the risk on the securities portfolio. Berkshire Bank has used covered call option strategies in the past and will continue to do so in the future. Berkshire Bank has not used interest rate futures or options on futures as part of its interest rate hedging strategies.

      The following table presents the amortized cost and fair value of Berkshire Bank's available for sale securities, by type of security, at the dates indicated.

                                                                    At December 31,
                                         -------------------------------------------------------------------
                                                   2001                   2000                  1999
                                         --------------------     -------------------   --------------------
                                         Amortized      Fair      Amortized     Fair    Amortized      Fair
                                            Cost        Value        Cost       Value      Cost        Value
                                         ---------      -----     ---------     -----   ---------      -----
                                                                     (In thousands)
Investment securities:
      Obligations of U.S. Treasury and
      U.S. Government agencies .......    $ 13,876    $ 14,017    $ 10,146    $ 10,106    $ 10,986    $ 10,711
      Corporate bonds and notes ......      31,017      31,251      31,750      31,034      31,177      30,634
      Asset-backed securities ........       1,484       1,496       1,986       1,998       3,253       3,207
      Marketable equity securities(1)       11,447      39,803      12,022      43,060      10,454      38,399
                                          --------    --------    --------    --------    --------    --------
         Total investment securities .      57,824      86,567      55,904      86,198      55,870      82,951
                                          --------    --------    --------    --------    --------    --------
Mortgage-backed securities:
      Freddie Mac ....................       3,292       3,335       2,203       2,257       2,469       2,493
      Fannie Mae .....................       2,774       2,845       2,619       2,670       1,604       1,618
      Private label REMICs ...........      11,555      11,619       8,022       8,049       5,878       5,841
      Ginnie Mae .....................          78          80         133         135         180         181
                                          --------    --------    --------    --------    --------    --------
         Total mortgage-backed
         securities ..................      17,699      17,879      12,977      13,111      10,131      10,133
                                          --------    --------    --------    --------    --------    --------
         Total available for sale
         securities ..................    $ 75,523    $104,446    $ 68,881    $ 99,309    $ 66,001    $ 93,084
                                          ========    ========    ========    ========    ========    ========

------------------------------
(1)   Includes mutual funds.


      The following table presents the amortized cost and fair value of Berkshire Bank's held for maturity securities, by type of security, at the dates indicated.

                                                             At December 31,
                                  -------------------------------------------------------------------
                                            2001                   2000                  1999
                                  --------------------     -------------------   --------------------
                                  Amortized      Fair      Amortized     Fair    Amortized      Fair
                                     Cost        Value        Cost       Value      Cost        Value
                                  ---------      -----     ---------     -----   ---------      -----
                                                              (In thousands)

Investment securities:
Municipal notes ..............    $11,241      $11,241     $10,825     $10,825     $ 6,720     $ 6,720
                                  -------      -------     -------     -------     -------     -------
  Total investment securities.     11,241       11,241      10,825      10,825       6,720       6,720
                                  -------      -------     -------     -------     -------     -------


Mortgage-backed securities:
  Freddie Mac ................      9,790        9,851      10,686      10,726       5,368       5,334
  Fannie Mae .................     11,177       11,253      10,466      10,533       4,352       4,303
  Ginnie Mae .................      1,055        1,064         261         258         574         565
                                  -------      -------     -------     -------     -------     -------
  Total mortgage-backed
  securities .................     22,022       22,168      21,413      21,517      10,294      10,202
                                  -------      -------     -------     -------     -------     -------
  Total held to maturity
  securities .................    $33,263      $33,409     $32,238     $32,342     $17,014     $16,922
                                  =======      =======     =======     =======     =======     =======



      At December 31, 2001, Berkshire Bank did not own any investment or mortgage-backed securities of a single issuer, other than U.S. Treasury and U.S. Government agency securities, which had an aggregate book value in excess of 10% of Berkshire Bank's capital at that date.

      The following presents the activity in the investment securities and mortgage-backed securities portfolios for the years indicated.

                                                        For the Years Ended December 31,
                                                    ----------------------------------------
                                                         2001         2000           1999
                                                         ----         ----           ----
                                                            (In thousands)
Investment securities:
  Investment securities, beginning of year .....     $  97,023      $  89,671      $  79,746
                                                     ---------      ---------      ---------
  Purchases ....................................        49,212         91,904         34,636
  Sales ........................................        (3,697)       (32,431)        (2,440)
  Maturities and calls .........................       (39,559)       (52,314)       (16,646)
  Repayments and prepayments ...................        (2,395)        (2,537)        (3,314)
  Net premium ..................................        (1,225)          (483)          (112)
  Increase/(decrease) in unrealized gain .......        (1,551)         3,213         (2,199)
                                                     ---------      ---------      ---------
     Net increase in investment securities .....           785          7,352          9,925
                                                     ---------      ---------      ---------
       Investment securities, end of year ......        97,808         97,023         89,671
                                                     ---------      ---------      ---------

Mortgage-backed securities:
   Mortgage-backed securities, beginning of year        34,524         20,427         37,808
                                                     ---------      ---------      ---------
   Purchases ...................................        43,853         32,707         18,256
   Repayments and prepayments ..................       (39,477)       (18,794)       (36,246)
   Net discount ................................           955             52            742
   Increase/(decrease) in unrealized gain ......            46            132           (133)
                                                     ---------      ---------      ---------
     Net increase/(decrease) in
       mortgage-backed securities ..............         5,377         14,097        (17,381)
                                                     ---------      ---------      ---------
         Mortgage-backed securities, end of year        39,901         34,524         20,427
                                                     ---------      ---------      ---------
             Total securities, end of year .....     $ 137,709      $ 131,547      $ 110,098
                                                     =========      =========      =========



      The following table presents certain information regarding the amortized cost, weighted average yields and estimated maturities or periods to repricing of Berkshire Bank's debt securities at December 31, 2001.

                                                                     At December 31, 2001
                             -----------------------------------------------------------------------------------------------------

                                                   More than one     More than Five Years
                              One Year or Less   Year to Five Years     to Ten Years      More than Ten Years        Total
                             ------------------- ------------------- -------------------  ------------------- --------------------
                                        Weighted            Weighted            Weighted             Weighted             Weighted
                             Amortized  Average  Amortized  Average  Amortized  Average   Amortized  Average   Amortized  Average
                               Cost      Yield      Cost     Yield      Cost     Yield       Cost     Yield      Cost      Yield
                               ----      -----      ----     -----      ----     -----       ----     -----      ----      -----
                                                                      (Dollars in thousands)
Investment securities:
Obligations of U.S. Treasury
and U.S. Government agencies  $ 1,015    6.66%    $12,641      4.71% $   140      1.58%    $    80    5.43%     $13,876     4.82%
Mortgage-backed securities .   12,168    6.05      24,889      5.59    1,969      4.67         695    3.89       39,721     5.65
Municipal notes ............    6,612    2.91          60      5.00    1,191      7.13       3,378    6.31       11,241     4.39
Corporate bonds and notes ..   16,913    6.48      11,981      5.65    1,128      7.20         995    6.61       31,017     6.19
Asset-backed securities ....      695    3.80         789      6.68       --        --          --      --        1,484     5.33
                              -------             -------            -------               -------              -------
Total ......................  $37,403    5.67%    $50,360      5.40% $ 4,428      5.88%    $ 5,148    6.03%     $97,339     5.55%
                              =======             =======            =======               =======              =======

Deposit Activities and Other Sources of Funds

      General. Deposits are the major external source of funds for Berkshire Bank's lending and other investment activities. In addition, Berkshire Bank also generates funds internally from loan repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Berkshire Bank uses borrowings from the Federal Home Loan Bank of Boston as an additional source of funding for loan and securities investment activity. To a lesser extent, Berkshire Bank also utilizes retail repurchase agreements as a source of funds.

      Deposit Accounts. Substantially all of Berkshire Bank's deposits are generated from the areas surrounding its branch offices. Berkshire Bank offers a wide variety of deposit accounts with a range of interest rates and terms. Berkshire Bank's deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and certificates of deposit. The initial maturities of Berkshire Bank's certificate of deposit accounts range from three months to ten years. In addition, Berkshire Bank offers retirement accounts, including Traditional IRAs, Roth IRAs, Simple IRAs, Self-Directed IRAs and Keogh accounts, simplified employee pension plan, profit-sharing qualified plan and money purchase pension plan accounts.

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

      Berkshire Bank reviews its deposit mix and pricing on a weekly basis and believes it offers competitive interest rates on its deposit products. Berkshire Bank determines the rates paid based on a number of factors, including rates paid by competitors, Berkshire Bank's need for funds and cost of funds, Berkshire Bank's current asset/liability structure, the amount of maturing deposits and movements of market interest rates. Berkshire Bank currently does not utilize brokers to obtain deposits but may choose to do so in the future.

      In the unlikely event Berkshire Bank is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to Berkshire Hills as the sole stockholder of Berkshire Bank.

      The following table presents the deposit activity of Berkshire Bank for the years indicated.

                              For the Years Ended December 31,
                              ---------------------------------
                                2001         2000        1999
                              --------     --------    --------
                                        (In thousands)
Increase/(decrease) before
interest credited ........    $(13,550)    $ 21,224    $  9,797
Interest credited ........      26,685       27,603      23,848
                              --------     --------    --------
  Net increase ...........    $ 13,135     $ 48,827    $ 33,645
                              ========     ========    ========


      At December 31, 2001, Berkshire Bank had certificate of deposit accounts in amounts of $100,000 or more maturing as follows:


Maturity Period                             Amount      Weighted Average Rate
----------------------------------         --------     ---------------------
                                               (Dollars in thousands)

Three months or less ..............        $ 35,181             4.88%
Over 3 months through 6 months.....          27,946             4.45
Over 6 months through 12 months ...          25,219             4.88
Over 12 months ....................          30,223             5.64

Total .............................        $118,569             4.97%
                                           ========

      The following table presents information concerning average balances and weighted average interest rates on Berkshire Bank's deposit accounts for the years indicated.

                                                     For the Years Ended December 31,
                            ---------------------------------------------------------------------------------------
                                       2001                         2000                        1999
                            --------------------------   --------------------------   -----------------------------
                                     Percent                      Percent                      Percent
                                     of Total Weighted            of Total Weighted            of Total Weighted
                            Average  Average   Average   Average  Average   Average   Average  Average   Average
                            Balance  Deposits   Rate     Balance  Deposits   Rate     Balance  Deposits   Rate
                            -------  --------   ----     -------  --------   ----     -------  --------   ----
                                                             (Dollars in thousands)
Money market accounts .    $112,434   15.31%    3.30%   $106,058    15.09%     4.43%  $ 84,971      12.88%    3.73%
NOW accounts ..........      77,276   10.52     1.04      75,673    10.76      1.05     73,615      11.16     1.13
Savings(1) ............     142,150   19.36     2.88     143,357    20.39      3.19    142,193      21.55     3.07
Certificates of deposit     325,639   44.34     5.55     301,920    42.94      5.81    291,344      44.16     5.34
Demand accounts .......      76,912   10.47       --      76,060    10.82        --     67,563      10.25       --
                           --------  ------             --------   ------             --------     ------
Total..................    $734,411  100.00%    3.63%   $703,068   100.00%     3.93%  $659,686     100.00%    3.62%
                           ========  ======             ========   ======             ========     ======

------------------------------------
(1) Includes mortgagors' escrow accounts.

      Certificates of Deposit by Rates and Maturities. The following table presents the amount of certificate accounts categorized by rates and maturities, for the periods and years indicated.



                       Period to Maturity from December 31,2001
                   ------------------------------------------------

                   Less than    One to       Two to      Over               Total at December 31,
                      One         Two        Three       Three       ----------------------------------
                      Year       Years       Years       Years          2001       2000        1999
                      ----       -----       -----       -----          ----       ----        ----
                                                     (In thousands)
0.00-4.00% ....    $ 90,905    $ 16,097    $    972    $     10      $107,984    $      5    $    851
4.01-5.00% ....      61,241      13,275       2,369       2,750        79,635       3,973     108,037
5.01-6.00% ....      36,777       3,988       3,860       6,101        50,726     101,693     154,861
6.01-7.00% ....      42,304      13,015       2,472      12,432        70,223     205,586      22,242
7.01% and above       7,072          12          80       1,505         8,669       8,516       9,312
                   --------    --------    --------    --------      -------     --------    --------
 Total .......     $238,299    $ 46,387    $  9,753    $ 22,798      $317,237    $319,773    $295,303
                   ========    ========    ========    ========      ========    ========    ========


      Borrowings. Berkshire Bank utilizes advances from the Federal Home Loan Bank of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, Berkshire Bank is required to own capital stock in the Federal Home Loan Bank of Boston and may apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2001, Berkshire Bank had the ability to borrow a total of approximately $175 million from the Federal Home Loan Bank of Boston. At that date, Berkshire Bank had outstanding advances of $134.0 million. In addition, Berkshire Bank had a $2.0 million repurchase agreement line of credit to be secured by securities or other assets of Berkshire Bank with the Depositors Insurance Fund. At December 31, 2001, Berkshire Bank had no outstanding borrowings against this agreement.

      The following tables present certain information regarding Berkshire Bank's Federal Home Loan Bank advances during the periods and at the dates indicated.
                                       For the Years Ended December 31,
                                    -------------------------------------
                                       2001         2000         1999
                                     --------     --------     --------
                                          (Dollars in thousands)
Maximum amount of advances
  outstanding at any month end ....    $140,115     $112,158     $ 76,861
Approximate average advances
  outstanding .....................     127,990       92,567       50,951
Approximate weighted average rate
  paid on advances ................        5.17%        6.23%        5.49%


                                                At December 31,
                                    -------------------------------------
                                       2001         2000         1999
                                     --------     --------     --------
                                          (Dollars in thousands)

Balance outstanding at end of year..   $133,964     $101,386      $58,928
Weighted average rate on advances
at end of year......................       4.26%        6.18%        5.64%


      Berkshire Bank offers retail repurchase agreements to selected higher balance customers and certain municipalities. These agreements are direct obligations of Berkshire Bank to repay at maturity or on demand the purchase price of an undivided interest in a U.S. Government or agency security owned by Berkshire Bank. Since these agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2001, such retail repurchase agreement borrowings totaled $1.9 million.

      The following tables represent certain information regarding Berkshire Bank's retail repurchase agreements during the years and at the dates indicated.


                                             For the Years Ended December 31,
                                          -------------------------------------
                                             2001         2000         1999
                                           --------     --------     --------
                                                  (Dollars in thousands)


Maximum amount of repurchase agreements
  outstanding at any month end ............    $ 2,340     $ 2,980     $10,360
Approximate average repurchase agreements
  outstanding .............................      1,584       1,683       5,923
Approximate weighted average rate paid on
  repurchase agreements ...................       3.78%       5.88%       4.69%


                                                              At December 31,
                                                  -------------------------------------
                                                     2001         2000         1999
                                                   --------     --------     --------
                                                          (Dollars in thousands)

Balance outstanding at end of year ...........    $ 1,890       $ 2,030     $  1,120
Weighted average rate on repurchase agreements
  at end of year .............................       1.74%         6.00%        5.20%



Trust Services

      Berkshire Bank maintains the Asset Management/Trust Group as a department within Berkshire Bank which primarily provides trust and investment services to individuals, partnerships, corporations and institutions and also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. Berkshire Bank believes that the trust department allows it to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Berkshire Bank's operating strategy, Berkshire Bank will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. Berkshire Bank has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At December 31, 2001, the trust department managed 700 accounts with aggregate assets of $265.4 million, of which the largest relationship totaled $11.5 million, or 4.3%, of the trust department's total assets. Trust fees were up $75,000, or 4.4%, to $1.8 million in 2001 from $1.7 million in 2000.

Government Banking

      In 1998, Berkshire Bank began offering full service government banking for cities, towns and municipal school districts in western Massachusetts and southern Vermont. Berkshire Bank offers municipalities all aspects of financial advisory services for the sale of notes and bonds, actively working with bond counsel, rating agencies, consulting agencies and bond buyers. Additionally, Berkshire Bank offers a wide range of commercial deposit products and checking accounts, as well as the origination of payroll accounts. At December 31, 2001, Berkshire Bank was working with approximately 51 municipal entities. For 2001, government banking generated $117,000 of net fee income compared to $82,000 for 2000.

Personnel

      As of December 31, 2001, Berkshire Bank had 259 full-time employees and 42 part-time employees. The employees are not represented by a collective bargaining unit and the Bank will strive to continue its strong relationship with its employees.

Subsidiary Activities

      The following are descriptions of Berkshire Bank's active subsidiaries, all of which are wholly-owned except for Gold Leaf Capital Corporation which is majority-owned. All subsidiaries are incorporated in Massachusetts and are indirectly owned by Berkshire Hills.

      G.B.S.B., Inc. G.B.S.B., Inc. was established in August 1990 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. G.B.S.B., Inc. was qualified as a "securities corporation" for Massachusetts income tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. As of December 31, 2001, G.B.S.B., Inc. had assets totaling $48.7 million, consisting primarily of state and municipal bonds, and bank, utility and industrial stocks.

      North Street Securities Corporation. North Street Securities Corporation ("North Street"), originally named GBSB Leasing Corporation, was established in January 1984 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. North Street was qualified as a "securities corporation" for Massachusetts income tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. As of December 31, 2001, North Street had assets totaling $37.9 million, consisting primarily of corporate bonds and private label REMICs.

      Gold Leaf Investment Services, Inc. Gold Leaf Investment Services, Inc., established in May 2000, began operations during the first quarter of 2001. Gold Leaf Investment Services, Inc. offers access to a full range of security brokerage services, including financial planning, professional money management, stocks, bonds, mutual funds, and annuities. These services are available through a partnership with UVEST Investment Services, a registered securities broker/dealer and member NASD/SIPC and are available in the Bank's branch network.

      Gold Leaf Insurance Agency, Inc. Gold Leaf Insurance Agency, Inc., established in May 2000, began operations during the third quarter of 2000. Gold Leaf Insurance Agency, Inc. offers a full line of products including automobile, home, business, and life insurance.

      Gold Leaf Capital Corporation. Gold Leaf Capital Corporation was established in April 2001 as a direct operating subsidiary of the Bank intended to satisfy the requirements to qualify for treatment as a real estate investment trust ("REIT"). The REIT was formed to invest in mortgage loans and mortgage-backed securities. Currently, Gold Leaf Capital has solely invested in mortgage loans originated by Berkshire Bank.

      Excluding Berkshire Bank, the following are descriptions of Berkshire Hills' wholly-owned active subsidiaries. All of Berkshire Hills' subsidiaries, including Berkshire Bank, are incorporated in Massachusetts.

      Berkshire Hills Funding Corporation. Berkshire Hills Funding Corporation was established in May 2000 as a general purpose funding vehicle for Berkshire Hills. Outside of cash, its sole asset is a loan to Berkshire Bank's Employee Stock Ownership Plan ("ESOP"). The proceeds of such loan were used to fund the ESOP trustee's purchase of Berkshire Hills common stock.

      Berkshire Hills Technology, Inc. Berkshire Hills Technology, Inc., was established in May 2001 to invest in, own, and sell any type of business enterprise including, but not limited to, corporations and limited liability companies. In June 2001, along with a consortium of five other banks, Berkshire Hills Technology, Inc., announced its investment of $4.7 million in EastPoint Technologies, LLC. With all the banks having received the necessary approvals, the Company's equity interest in EastPoint equals 60.3%. EastPoint, headquartered in Bedford, New Hampshire, is a software and data processing provider for financial institutions.

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

      The Bank and the Company, as a savings and loan holding company, are extensively regulated and supervised. Regulations, which affect the Bank on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Massachusetts Banking Commissioner, the State of Massachusetts, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material impact on the Company, the Bank and its operations.

Massachusetts Banking Laws and Supervision

      Massachusetts savings banks are regulated and supervised by the Massachusetts Banking Commissioner. The Massachusetts Banking Commissioner is required to regularly examine each state-chartered bank. The approval of the Massachusetts Banking Commissioner is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Banking Commissioner may be sanctioned. The Massachusetts Banking Commissioner may suspend or remove directors, trustees or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties. The Massachusetts Banking Commissioner may take possession of a Massachusetts bank if it shall appear that the bank has violated its charter or any law of the Commonwealth, is conducting its business in an unsafe or unauthorized manner, or has suspended payment of its obligations, or has impaired capital.

      All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund and as such must pay its assessments. The Depositors Insurance Fund is a private deposit insurer which insures all deposits in member banks in excess of Federal Deposit Insurance Corporation deposit insurance limits. In addition, the Mutual Savings Central Fund, Inc. acts as a source of liquidity to its members in supplying them with low-cost funds, and purchasing qualifying obligations from them.

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

      Payment of Dividends. A savings bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by Massachusetts conversion regulations. Additionally, the Massachusetts Banking Commissioner may restrict the payment of dividends by a bank in the event that it was determined that such payment would result in safety and soundness concerns.

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

Federal Regulations

      Capital Requirements. Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as Berkshire Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships). Recent regulatory amendments also require the deduction from Tier I capital of a percentage of the carrying value of certain non-financial equity investments acquired after March 13, 2000 except for common and preferred stock and investment company investments held pursuant to grandfathered authority as discussed later. (SeeInvestment Activities) Additionally, the FDIC may require an institution to maintain capital levels in excess of the minimum requirements in the event it is determined that due to the operations of the institution, additional capital is warranted for safety and soundness reasons.

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

       The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. Additionally, the Bank through its capital management and risk assessment policies may determine to maintain capital levels in excess of its regulatory required minimums. In this regard, with the recent performance and level of the Bank's sub-prime automobile loan portfolio, management considers the amount of such portfolios in determining the level of capital it believes to be adequate.

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

Investment Activities

      Since the enactment of the Federal Deposit Insurance Corporation Improvement Act, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, state chartered banks, such as Berkshire Bank, may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the Federal Deposit Insurance Corporation, must have been divested by December 19, 1996, under a Federal Deposit Insurance Corporation approved divestiture plan, unless such investments were grandfathered by the Federal Deposit Insurance Corporation. Berkshire Bank received grandfathered authority from the Federal Deposit Insurance Corporation in February 1993 to invest in listed stocks and/or registered shares. However, the maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation's regulations, or the maximum amount permitted by Massachusetts law, whichever is less. The Federal Deposit Insurance Corporation also required that Berkshire Bank provide prior notice to the agency if it increases the holdings of listed stock and/or registered shares as a percentage of Tier 1 equity capital by 25%. Such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation's determi-nation that such investments pose a safety and soundness risk to Berkshire Bank or if Berkshire Bank converts its charter or undergoes a change in control. As of December 31, 2001, Berkshire Bank had marketable equity securities with a market value of $39.8 million which were held under such grandfathering authority.

Interstate Banking and Branching

      Beginning June 1, 1997, the Interstate Banking Act permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, beginning June 1, 1997, the Interstate Banking Act permitted a bank to acquire an institution by merger in a state other than Massachusetts unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizesde novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

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

      The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be "significantly undercapi-talized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2001, Berkshire Bank met the conditions to be classified a "well capitalized" institution.

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

 Transactions with Affiliates

      Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term "covered transaction" includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

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

      The Federal Deposit Insurance Corporation has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." (See Prompt Corrective Regulatory Action) The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution's financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

       The Federal Deposit Insurance Corporation has adopted a risk-based insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. Effective January 1, 2000, full pro rata sharing of the payments between Bank Insurance Fund members and Savings Association Insurance Fund members commenced. Financing corporation payments approximated 1.9 basis points of assessable deposits for the year. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of the Bank.

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

      Berkshire Bank, as a member of the Depositors Insurance Fund, is also subject to its assessments. (See Massachusetts Banking Laws and Supervision)

Federal Reserve System

      The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $41.3 million less an exemption of $5.7 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $41.3 million, the reserve requirement is $1.1 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The Bank is in compliance with these requirements.

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

Federal Home Loan Bank System

       The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Berkshire Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Boston, whichever is greater. Berkshire Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2001 of $7.0 million.

      The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2001, 2000, 1999, 1998 and 1997, cash dividends from the Federal Home Loan Bank of Boston to Berkshire Bank amounted to approximately $303,560, $332,700, $180,900, $163,600, and $155,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Holding Company Regulation

      Federal law allows a state savings bank that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners' Loan Act. Such election allows its holding company to be regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. The Bank made such election and the Company is a non-diversified savings and loan holding company within the meaning of the Home Owners' Loan Act. The Company is registered with the Office of Thrift Supervision and has adhered to the Office of Thrift Supervision's regulations and reporting requirements. In addition, the Office of Thrift Supervision may examine and supervise the Company and the Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the Office of Thrift Supervision at least 30 days before declaring any dividend to the Company. By regulation, the Office of Thrift Supervision may restrict or prohibit the Bank from paying dividends.

      The Company is a unitary savings and loan holding company under federal law because the Bank is its only insured subsidiary. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. The Company is subject to these activities restrictions. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. The Home Owners' Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for financial holding company's activities permissible for bank holding companies under
Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act.

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

      To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2001 Berkshire Bank maintained 72.4% of its portfolio assets in qualified thrift investments.

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

                          FEDERAL AND STATE TAXATION ON INCOME

Federal Income Taxation

      General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and the Bank in the same manner as to other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1999. For its 2001 tax year, Berkshire Bank's maximum federal income tax rate was 35%.

      Bad Debt Reserves. For fiscal years beginning before December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method.

      Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $844,000 of the Bank's accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a "nondividend distribution" to the Company as described below.

      Distributions. If the Bank makes "nondividend distributions" to the Company, they will be considered to have been made from the Bank's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the "nondividend distributions," and then from the Bank's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's taxable income.

      The amount of additional taxable income triggered by a nondividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a nondividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

       A financial institution or business corporation is generally entitled to special tax treatment as a "securities corporation," provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a "securities corporation" by the Commissioner of the Massachusetts Department of Revenue. A securities corporation that is also a bank holding company under the Code must pay a tax equal to 0.33% of its gross income. A securities corporation that is not a bank holding company under the Code must pay a tax equal to 1.32% of its gross income. Two of the Bank's subsidiaries, North Street Securities Corporation and G.B.S.B., Inc., are Massachusetts securities corporations.

      Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the executive officers of Berkshire Hills and Berkshire Bank.


Name                        Age(1)    Position
-----------------------   --------    ------------------------------------------------------------
James A. Cunningham, Jr      51       President and Chief Executive Officer
Robert A. Wells              62       Chairman of the Board
Michael P. Daly              40       Executive Vice President
Charles F. Plungis, Jr.      50       Senior Vice President, Treasurer and Chief Financial Officer
Susan M. Santora             48       Executive Vice President


----------------------------
(1) As of December 31, 2001.

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

      Michael P. Daly is Executive Vice President of the Company and Executive Vice President and Senior Loan Officer of Berkshire Bank. Before being named to these positions, Mr. Daly served as Senior Vice President of Commercial Banking. Prior to the merger of Berkshire County Savings Bank and Great Barrington Savings Bank in May 1997, Mr. Daly was in charge of commercial lending, consumer lending and operations at Berkshire County Savings Bank.

      Charles F. Plungis, Jr. is Senior Vice President, Treasurer and Chief Financial Officer of the Company and Berkshire Bank. Prior to the merger of Berkshire County Savings Bank and Great Barrington Savings Bank, Mr. Plungis was Senior Vice President and Treasurer of Great Barrington Savings Bank.

      Susan M. Santora is Executive Vice President of the Company and Executive Vice President of Retail Banking of Berkshire Bank. Prior to the merger of Berkshire County Savings Bank and Great Barrington Savings Bank in May 1997, Ms. Santora was Vice President of Great Barrington Savings Bank.

ITEM 2. PROPERTIES

      The Company and the Bank currently conducts their business through the main office located in Pittsfield, Massachusetts, and 11 other full service banking offices and one other facility listed below. The Company and the Bank believe that their facilities are adequate to meet their present and immediately foreseeable needs.


                                                                                             Net Book Value
                                                                                             of Property
                                     Lease          Original Year                            or Leasehold
                                     Or             Leased              Date of Lease        Improvements at
Location                             Own            or Acquired         Expiration           December 31, 2001
-------------------------------      ---            -----------         -----------          -----------------
                                                                                              (In thousands)

Main Office:
24 North Street
Pittsfield, Massachusetts            Own            1898                 --                  $1,638

Banking Offices:
244 Main Street
Great Barrington, Massachusetts      Own            1950                 --                     884

103 North Main Street
Sheffield, Massachusetts             Own            1966                 --                     199

Old Town Hall
43 East Street
Pittsfield, Massachusetts            Lease          1969               2030                     491



                                                                                             Net Book Value
                                                                                             of Property
                                     Lease          Original Year                            or Leasehold
                                     Or             Leased             Date of Lease         Improvements at
Location                             Own            or Acquired        Expiration            December 31, 2001
--------                             ---            -----------        ----------            -----------------
                                                                                             (In thousands)
2 Depot Street
W. Stockbridge, Massachusetts        Own             1975                --                     101

165 Elm Street
Pittsfield, Massachusetts            Own             1977                --                     291

255 Stockbridge Road
Great Barrington, Massachusetts      Own             1985                --                     254

37 Main Street
North Adams, Massachusetts           Lease           1985              2005(1)                  360

1 Park Street
Lee, Massachusetts                   Own             1991                --                     223

32 Main Street
Stockbridge, Massachusetts           Own             1991                --                     290

66 West Street
Pittsfield, Massachusetts            Lease           1998              2009(2)                   89

Allendale Shopping Center
39 Cheshire Road
Pittsfield, Massachusetts            Lease           2001              2021(3)                1,260

Other Office

66 Allen Street(4)
Pittsfield, Massachusetts            Own             1999                --                   2,294



-----------------------
(1) Berkshire Bank has one option to renew for ten years.
(2) Berkshire Bank has two options to renew each for an additional five-year period.
(3) Berkshire Bank has four options to renew each for an additional five-year period.
(4) This facility houses Berkshire Bank's Commercial Lending Division, Investment Department, Asset Management/Trust Department and Government Banking Program.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

      The Common Stock is traded on the American Stock Exchange under the symbol "BHL." As of February 28, 2002, the Company had approximately 1,511 holders of record. The following table sets forth, for the quarters indicated, the high and low sales price for the Common Stock and the dividends paid. The Company's common stock began trading on June 28, 2000. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

                                  For the Year Ended December 31, 2001
                      ----------------------------------------------------------
                      4th Quarter    3rd Quarter    2nd Quarter     1st Quarter
                      -----------    -----------    -----------     -----------

High ............      $   20.25      $   19.90      $   18.75      $   18.65
Low .............      $   17.85      $   16.75      $   17.10      $   15.13
Dividend Paid....      $    0.11      $    0.11      $    0.11      $    0.10


                                  For the Year Ended December 31, 2000
                      ----------------------------------------------------------
                      4th Quarter    3rd Quarter    2nd Quarter     1st Quarter
                      -----------    -----------    -----------     -----------

High ............      $   16.00      $   14.88   $   12.75         N/A
Low .............      $   13.00      $   12.56   $   12.25         N/A
Dividend Paid....      $    0.10            N/A         N/A         N/A

ITEM 6. SELECTED FINANCIAL DATA

      The Company has derived the following selected consolidated financial and other data of the Company and the Bank in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The data as of December 31, 2001 and 2000 are derived from the audited consolidated financial statements for Berkshire Hills Bancorp and Berkshire Bank. The data as of December 31, 1999, 1998 and 1997 and for the years then ended are derived from the audited consolidated financial statements of Berkshire Bancorp and Berkshire Bank.


                                                         At or For the Years Ended December 31,
                                          -------------------------------------------------------------------
                                             2001               2000         1999         1998          1997
                                          ----------        ----------     --------     --------     --------
                                                         (In thousands except per share date)
Selected Financial Data:
Total assets ........................     $1,030,701        $1,011,340     $841,651     $780,289     $637,346
Loans, net ..........................        791,920           783,405      665,554      599,171      491,743
Investment securities:
  Available for sale ................        104,446            99,309       93,084       93,774       71,778
  Held to maturity ..................         33,263            32,238       17,014       23,780       34,675
  Federal Home Loan Bank stock ......          7,027             5,651        3,843        2,547        2,547
  Savings Bank Life Insurance stock .          2,043             2,043        2,043        2,043        2,043
Deposits(1) .........................        742,729           729,594      680,767      647,122      539,061
Federal Home Loan Bank advances .....        133,964           101,386       58,928       29,590        6,880
Repurchase agreements ...............          1,890             2,030        1,120        7,000        5,070
Total stockholders' equity ..........        139,323           161,322       88,352       84,201       75,317
Real estate owned ...................             --                50          220          398          364
Nonperforming loans .................          2,702             2,869        2,841        3,490        2,156

Selected Operating Data:
Total interest and dividend income ..     $   75,796        $   71,018     $ 58,468     $ 52,495     $ 48,423
Total interest expense ..............         33,560            33,468       26,922       24,182       22,290
                                          ----------        ----------     --------     --------     --------
  Net interest income ...............         42,236            37,550       31,546       28,313       26,133
Provision for loan losses ...........          7,175             3,170        3,030        2,055        1,477
                                          ----------        ----------     --------     --------     --------
  Net interest income after provision
    for loan losses .................         35,061            34,380       28,516       26,258       24,656
                                          ----------        ----------     --------     --------     --------
Noninterest income:
 Service charges and fees ...........          4,187             3,743        3,405        2,568        2,440
 Gain on sales and dispositions of
    securities, net .................            268               423          491          425        2,653
 Other ..............................          6,093(2)            580          402          300          512
                                          ----------        ----------     --------     --------     --------
     Total noninterest income .......         10,548             4,746        4,298        3,293        5,605
                                          ----------        ----------     --------     --------     --------
     Total noninterest expense ......         32,349            32,184       25,196       22,359       26,066
                                          ----------        ----------     --------     --------     --------
 Income before income taxes .........         13,260             6,942        7,618        7,192        4,195
 Income taxes .......................          4,349             2,360        1,995        2,768        1,692
                                          ----------        ----------     --------     --------     --------
    Net income ......................     $    8,911        $    4,582     $  5,623     $  4,424     $  2,503
                                          ==========        ==========     ========     ========     ========

  Dividends per share ...............     $     0.43        $     0.10          N/A          N/A          N/A
  Earnings per share
  Basic .............................     $     1.42               N/A          N/A          N/A          N/A
  Diluted ...........................     $     1.35               N/A          N/A          N/A          N/A
  Book value per share ..............     $    21.68        $    21.02          N/A          N/A          N/A


                                                                          At or For the Years Ended December 31,
                                                            --------------------------------------------------------------
                                                              2001         2000         1999          1998        1997
                                                              ----         ----         ----          ----        ----
Selected Operating Ratios
and Other Data (3):
Performance Ratios:
  Average yield on interest-earning assets .........           7.80%        8.04%        7.65%        7.83%        8.10%
  Average rate paid on interest-bearing liabilities            4.25         4.64         4.15         4.36         4.45
  Interest rate spread(4) ..........................           3.55         3.40         3.50         3.47         3.65
  Net interest margin(5) ...........................           4.35         4.25         4.13         4.22         4.37
  Interest-bearing assets to
    interest-bearing liabilities ...................         123.04       122.53       117.75       120.94       119.44
  Net interest income after provision for loan
    losses to noninterest expense ..................         108.39       106.82       113.18       117.44        94.59
  Noninterest expense as a percent of average assets           3.13         3.44         3.09         3.19         4.16
  Return on average assets(6) ......................           0.86         0.49         0.69         0.63         0.40
  Return on average equity(7) ......................           5.74         3.72         6.51         5.56         3.54
  Average equity to average assets .................          15.00        13.15        10.59        11.34        11.30
  Dividend payout ratio(8) .........................          30.28          N/A          N/A          N/A          N/A
  Efficiency ratio(9) ..............................          61.60        76.86        71.27        71.71        89.62

Regulatory Capital Ratios:
  Tier 1 capital to average assets .................          11.02        14.54         7.91         7.79         9.80
  Total capital to risk-weighted assets ............          15.73        20.15        12.90        13.04        13.46

Asset Quality Ratios:
  Nonperforming loans as a percent of
    total loans(10) ................................           0.34         0.36         0.42         0.58         0.43
  Nonperforming assets as a percent of
    total assets(11) ...............................           0.26         0.29         0.36         0.50         0.40
  Allowance for loan losses as a percent of
    total loans ....................................           1.37         1.29         1.27         1.25         1.22
  Allowance for loan losses as a percent of
    nonperforming loans ............................         408.36       356.08       300.39       217.45       281.91
Net loans charged-off as a percent of
    interest-earning loans .........................          0.79         0.19         0.31         0.09         0.34

----------------------------------
(1)  Includes mortgagors' escrow accounts.

(2) Consists primarily of license fees of $1.3 million, license sales of $2.1 million and gain on curtailment of defined benefit pension plan of $2.2 million.
(3) Regulatory Capital and Asset Quality Ratios are end of period ratios. Performance Ratios for 2001, 2000, 1999 and 1998 are based on daily averages. Performance Ratios for 1997 are based on monthly averages.
(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5)  Net interest income as a percentage of average interest-earning assets.
(6)  Net income divided by average total assets.

(7)  Net income divided by average total equity.
(8) Dividends per share divided by basic earnings per share. Comparable figures for 2000, 1999, 1998, 1997 are not available as the Company began paying dividends in the fourth quarter of 2000.
(9) Operating expenses divided by net interest income plus other income less gain on sale of securities.
(10) Nonperforming loans consist of nonaccrual loans.
(11) Nonperforming assets consist of nonaccrual loans and real estate owned.

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

Forward-Looking Statements

      This Annual Report on Form 10-K contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Operating Strategy

      The Bank is an independent, community-oriented savings bank, delivering quality customer service and offering a wide range of deposit, loan and investment products to its customers. In recent years, the Bank's strategy has been to enhance profitability through controlled balance sheet growth by emphasizing the origination of real estate mortgages, commercial loans, home equity loans and automobile loans, increasing sources of noninterest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to:

      o Operate as a full service community bank by expanding the services and products it offers.

      o Provide superior customer service and innovative products by increasing the functionality of its ATM network and expanding the capability of its call center.

      o Increase fee income by broadening non-depository product offerings and services, including the offering of insurance products through an insurance agency beginning in 2000 and the expansion of its trust services through the operation of an investment services subsidiary in 2001.

      o Continue to increase its emphasis on high quality commercial and consumer loans to maintain the yields earned on its overall loan portfolio, without incurring unacceptable credit risk.

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

       In 2001, as part of the Bank's effort to enhance its risk management practices and lower its indirect automobile loan exposure, the Bank began to reduce its emphasis on the origination of automobile loans and in particular, sub-prime indirect automobile loans. Berkshire Bank intends to continue to implement this strategy throughout 2002.

Comparison of Financial Condition at December 31, 2001 and 2000

      Total assets increased $19.4 million, or 1.9%, to $1.03 billion at December 31, 2001 from $1.01 billion at December 31, 2000. Loan growth accounted for approximately half the increase as total loans grew to $803.0 million at the end of December 2001 compared to $793.4 million at the end of December 2000 as commercial mortgage loans and construction loans were the fastest growing segments of the loan portfolio. Commercial mortgage and construction loans, mainly loans to retirement/assisted living facilities and various hotels, motels and bed and breakfasts throughout Berkshire County, rose $29.5 million, or 37.8%, to $107.7 million in 2001 from $78.2 million in 2000. These increases were somewhat offset by declines in one-to four-family mortgage loans and automobile loans. One-to four-family mortgage loans totaled $240.9 million at the end of 2001, an $8.6 million, or 3.4%, decrease from 2000's year end figure. A very competitive local marketplace coupled with the Bank's decision to sell to a third party all newly originated fixed rate mortgages accounted for the reduction. Automobile loan balances declined $14.7 million, or 6.4%, to $216.0 million at December 31, 2001 from $230.6 million at December 31, 2000 as the Company sold $11.7 million of automobile loans in 2001 and continued its strategy to reduce the level of lower quality indirect automobile loans in its portfolio and focus its origination efforts on higher quality automobile loans. Commercial loans showed a small increase despite 2001's economic slowdown, rising $3.3 million, or 2.0%, to $170.2 million at the end of 2001 from $167.0 million at the end of 2000.

      The securities portfolio also increased in 2001, accounting for most of the other half of total asset growth. Excluding Federal Home Loan Bank stock and Savings Bank Life Insurance ("SBLI") stock, total securities increased $6.2 million, or 4.7%, to $137.7 million at December 31, 2001 from $131.5 million at December 31, 2000. Due to increased borrowings from the Federal Home Loan Bank of Boston, FHLB stock increased $1.4 million to $7.0 million. Cash and due from banks decreased $4.2 million to $22.7 million at the end of 2001 with $2.8 million being shifted into short term investments. Short term investments totaled $19.5 million at December 31, 2001 as compared to $16.7 million at December 31, 2000.

      Nonperforming loans totaled $2.7 million at December 31, 2001 just below the $2.9 million at December 31, 2000. The change was due to an increase in nonaccruing commercial loans offset by a decrease in nonaccruing consumer loans. Nonaccruing commercial loans were $2.1 million on December 31, 2001, an increase of $1.6 million, or 345.7%, from $466,000 on December 31, 2000, reflecting a weakening national and local economy. In 2001, the Bank initiated a more aggressive charge-off policy for automobile loans whereby all automobile loans that were 120 days or more past due, except for those customers who are in bankruptcy proceedings, were charged-off. In addition, the Bank established a new classification for automobile loans that were 90 days or more past due but still accruing interest. Automobile loans in the amount of $1.3 million were 90 days or more past due and still accruing interest at the end of 2001. As a result of these changes, consumer nonaccruing loans were $315,000 at the end of 2001, a $1.7 million, or 84.4%, decrease from $2.0 million at the end of 2000. The ratio of nonperforming loans to total loans for 2001 and 2000 were 0.34% and 0.36%, respectively.

      Goodwill and other intangible assets were $10.6 million at the end of 2001, a $4.3 million, or 69.2%, increase from 2000's $6.3 million figure as the Company purchased a controlling interest in EastPoint Technologies, LLC., a software and data processing provider for financial institutions, in June 2001.

      Other assets declined $891,000, or 4.4%, to $19.2 million at December 31, 2001 from $20.1 million at December 31, 2000. Decreases of $1.4 million in prepaid dealer reserves and $628,000 in repossessed vehicles were partially offset by increases of $354,000 in the value of bank-owned life insurance and $808,000 in other items. Prepaid dealer reserves, the amount Berkshire Bank compensates the originator of an indirect automobile loan, declined as the Bank implemented its aforementioned strategy of reducing emphasis on indirect automobile loans. The total value of repossessed vehicles fell in 2001 due to declining used car prices and lowered valuations placed on vehicles repossessed by the Bank. Repossessed vehicles are priced at net realizable value including deductions made for expenses necessary to prepare the vehicle for sale.

      Total interest bearing liabilities increased $31.8 million, or 4.2%, to $795.8 million at December 31, 2001 from $764.0 million at December 31, 2000 as both interest bearing deposits and Federal Home Loan Bank of Boston borrowings increased during the year. Interest bearing deposits grew by $7.1 million, or 1.1%, to $660.0 million at December 31, 2001 from $652.8 million one year ago. Certificates of deposit dropped $2.5 million to $317.2 million at December 31, 2001 and money market accounts fell $5.6 million to $110.2 million at December 31, 2001. Savings accounts rose $14.3 million to $151.6 million at the end of 2001 as customers eschewed low yielding certificates of deposit and money market accounts and sought the comfort of regular savings accounts in the current low interest rate environment. Noninterest bearing demand deposits grew $6.0 million, or 7.8%, to $82.8 million at December 31, 2001 from $76.8 million at December 31, 2000 as the Bank continued to court commercial customers. However, deposit growth was not enough to fund all the Bank's loan and investment activities. As a result, borrowings from the Federal Home Loan Bank of Boston were used to support these activities. FHLB advances increased $32.6 million, or 32.1%, to $134.0 million at December 31, 2001 from $101.4 million at December 31, 2000.

      Stockholders' equity decreased $22.0 million, or 13.6%, to $139.3 million at December 31, 2001 from $161.3 million at December 31, 2000. This decrease was primarily due to dividend payments of $2.8 million, the funding of restricted stock awards at a net cost of $4.0 million and the Company's completion of three 5% stock repurchase programs totaling 1,094,469 shares at a cost of $20.2 million. In addition, the Company is currently engaged in its fourth 5% repurchase program having purchased 154,152 shares out of an announced 328,964 shares as of December 31, 2001 at a cost of $3.1 million. Somewhat offsetting the stock buy-backs was net income of $8.9 million.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

      Net Income. Net income rose $4.3 million, or 94.5%, to $8.9 million for the year ended December 31, 2001 from $4.6 million for the year ended December 31, 2000. Included in 2001's figure was a one-time gain of $2.2 million from the dissolution of the Bank's defined benefit pension plan while the results from 2000 include a $5.7 million donation to Berkshire Hills Foundation, a charitable foundation, with Company stock in connection with the mutual to stock conversion in June of 2000. Basic and diluted earnings per share for the year ended December 31, 2001 were $1.42 and $1.35, respectively. There are no comparable earnings per share figures for 2000, as the Company became a public company in June 2000.

      Net Interest Income. Net interest income increased $4.7 million, or 12.5%, to $42.2 million in 2001 from $37.5 million in 2000. A sustained decline in market interest rates throughout 2001 coupled with a change in the Bank's deposit pricing strategies helped to increase net interest income and kept margins high. The Bank's net interest margin for the twelve months ended December 31, 2001 and 2000 were 4.35% and 4.25%, respectively. Total interest and dividend income rose $4.8 million, or 6.7%, to $75.8 million in 2001 from $71.0 million in 2000 and was reduced by an increase in interest expense of only $92,000 in 2001. Interest expense totaled $33.6 million in 2001 as compared to $33.5 million in 2000 as increases in interest bearing liabilities were nearly offset by lower rates paid.

      The increase in interest income was wholly due to an $87.9 million, or 9.9%, increase in average interest earning assets which totaled $971.7 million this year from $883.8 million last year. This increase more than offset a 24 basis point decrease on average yield on interest earning assets which fell to 7.80% in 2001 from 8.04% in 2000 as market rates began to have an adverse effect on asset portfolio yields.

      Interest on loans rose $4.6 million, or 7.3%, to $68.3 million in 2001 from $63.7 million in 2000 fueled by the growth in commercial real estate and construction sectors of the loan portfolio. The increase in loan interest occurred despite a 15 basis point drop on average yield on loans to 8.38% in 2001 from 8.53% in 2000. Investment securities income, not including FHLB stock and SBLI stock, rose to $6.7 million in 2001 from $6.3 million in 2000, a $429,000, or 6.8%, increase. As with loans, an increase in average balances was more than enough to offset a decrease in average rate earned. The average balance of investment securities increased $16.8 million to $136.9 million in 2001 while average yield on investment securities dropped 33 basis points to 4.91%.

      Interest expense increased $92,000, or 0.3%, to $33.6 million in 2001 from $33.5 million in 2000. Interest expense on deposits decreased $918,000, or 3.3%, to $26.7 million in 2001 as the average cost of interest bearing deposits fell to 4.06% in 2001 from 4.40% in 2000. This was somewhat offset by a $30.5 million increase in average interest bearing deposit balances, bringing the total to $657.5 million in 2001 from $627.0 million in 2000 as people looked for a safe haven for their investments. However, interest paid on Federal Home Loan Bank of Boston advances increased $847,000 to $6.6 million as a 106 basis point drop in average cost could not offset a $35.4 million increase in average FHLB balances. The average cost on FHLB borrowings was 5.17% in 2001 versus 6.23% in 2000 while the average balance equaled $128.0 million in 2001 compared to $92.6 million in 2000. Interest paid on securities sold under agreement to repurchase and other borrowings totaled $262,000 in 2001 as the Bank realized $202,000 in interest expense early in the year to finance automobile loans sold with recourse.

      Provision for Loan Losses. The provision for loan losses increased $4.0 million, or 126.3%, to $7.2 million in 2001 from $3.2 million in 2000. The Bank initiated a more aggressive charge-off policy for automobile loans whereby all automobile loans that are 120 days or more past due, except customers who are in bankruptcy proceedings, were charged-off. This change was the primary reason total charge-offs increased to $7.1 million in 2001 from $1.9 million in 2000. Additional provisions were also required to offset growth in the loan portfolio and an increase in commercial loan delinquencies as a weakening economy contributed to an increase in nonaccruing commercial loans to $2.1 million at December 31, 2001 from $466,000 at December 31, 2000. Lastly, the Bank also reviewed and updated its loan classifications and corresponding reserve requirement percentages. As a result, the allowance for loan losses as a percent of total loans increased to 1.37% in 2001 from 1.29% in 2000. The allowance for loan losses as a percent of nonperforming loans was 408.36% this year from 356.08% last year.

      Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. Management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, Berkshire Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that Berkshire Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by Berkshire Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may increase its level of allowance for loan losses as a percentage of total loans and nonperforming loans if the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio increases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Berkshire Bank's allowance for loan losses. These agencies may require Berkshire Bank to provide additions to the allowance based upon judgments different from management.

      Noninterest Income. Noninterest income totaled $10.5 million for 2001 and $4.7 million for 2000, an increase of $5.8 million, or 122.3%. Included in 2001's figure is a one-time gain of $2.2 million related to the curtailment of the Bank's defined benefit pension plan, and revenue of $3.5 million for license maintenance and processing fees, and license sales and other fees that were derived from the operations of EastPoint Technologies, LLC which was purchased in June of 2001. Excluding the pension plan gain and EastPoint's revenues, noninterest income increased $164,000, or 3.5%, in 2001. Customer service fees increased $220,000 to $1.8 million in 2001 as higher activity levels resulted in increases in ATM fees, debit card fees, and bank service charges. Loan servicing fees increased $149,000 to $595,000 in 2001 as the Bank executed a strategy of selling newly written fixed-rate loans.

      Noninterest Expense. Noninterest expense increased $165,000, or 0.5%, to $32.3 million for the year ended December 31, 2001 from $32.2 million last year. Included in 2001's figure are expenses totaling $3.4 million relating to EastPoint's operations. The year 2000's figure includes a contribution of $5.7 million to fund Berkshire Hills Foundation. Excluding these two items, noninterest expenses rose $2.5 million, or 9.3%, to $29.0 million in 2001 from $26.5 million in 2000. Expenses related to foreclosed real estate and other loans, and in particular, the repossession and sale of a larger number of automobiles, accounted for an increase of $1.1 million, or 92.1%, to $2.2 million in 2001 from $1.2 million in 2000. Salaries and benefits increased to $17.6 million in 2001, up $4.0 million, or 29.0%, from $13.6 million in 2000 as the Company's operating staff expanded due to the EastPoint purchase. Occupancy and equipment expense was $4.7 million, an increase of $511,000, or 12.2%, from 2000 as the Bank renovated two branches. Professional services increased $464,000, or 54.6%, to $1.3 million in 2001 from $850,000 in 2000 primarily due to legal and consulting expenses related to the acquisition and operation of EastPoint Technologies, LLC. Data processing expense fell $700,000 as the Bank switched to an in-house imaging system from an outsourced operation.

      Income Taxes. Income taxes for the year ending December 31, 2001 were $4.3 million, an increase of $2.0 million, or 84.3%, over the $2.4 million paid for the year ending December 31, 2000. The effective tax rates for 2001 and 2000 were 32.8% and 34.0%, respectively. The lower effective rate in 2001 was partially attributable to the establishment of a Real Estate Investment Trust through which the bank receives state tax benefits.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

      Net Income. Net income declined $1.0 million, or 18.5%, to $4.6 million in 2000 from $5.6 million in 1999. Included in the current year's result is a one-time donation of $5.7 million of the Company's common stock to Berkshire Hills Foundation. Excluding this contribution, net income would have been $8.3 million, which represents a $3.8 million, or 81.9%, increase from 1999. Net interest income increased $6.0 million, or 19.0%, to $37.6 million in 2000 from $31.5 million in 1999 aided by strong loan growth and the investment of the Company's net public offering proceeds over the second half of the year. In addition, noninterest income rose to $4.7 million in 2000 from $4.3 million in 1999, an increase of $448,000 or 10.4%. However, noninterest expense rose $7.0 million, or 27.7%, to $32.2 million in 2000 from $25.2 million in 1999, due primarily to the one-time contribution mentioned above. Absent this donation, expenses would have risen $1.3 million or 5.2%.

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

      The increase in interest income was due to a $119.6 million, or 15.6%, increase in average interest earning assets to $883.8 million this year from $764.2 million last year and a 39 basis point increase in the average yield on interest bearing assets to 8.04% in 2000 from 7.65% in 1999. Proceeds from the Company's initial public offering, initially invested in money market instruments, coupled with strong loan demand in the commercial and consumer sectors helped boost average interest earning assets in 2000. The reallocation of funds from money market instruments to loans along with a higher interest rate environment led to the increase in the average yield.

      Interest on loans rose $11.1 million, or 21.2%, to $63.7 million in 2000 from $52.5 million in 1999 fueled by the growth in all sectors of the loan portfolio. In addition, the higher interest rate environment resulted in the average yield on the loan portfolio rising to 8.53% in 2000 from 8.21% in 1999. Similarly, investment security income, including dividends on Federal Home Loan Bank stock and Savings Bank Life Insurance stock, rose $1.1 million, or 19.6%, to $6.7 million this year from $5.6 million last year. Higher balances and a 54 basis point increase in the average rate earned on investment securities to 5.24% in 2000 from 4.70% in 1999 contributed to the increase.

      Interest expense increased $6.5 million, or 24.3%, to $33.5 million in 2000 from $26.9 million in 1999. The largest portion of the increase was due to a rise in deposit costs as interest on deposits rose $3.8 million, or 15.7%, to $27.6 million in 2000 from $23.8 million the previous year. Higher interest rates, an erratic stock market, and a continuing effort to attract commercial and governmental deposit accounts may have helped boost money market and certificate of deposit balances and interest costs. Average interest bearing deposit balances increased $34.9 million, or 5.9%, to $627.0 million this year from $592.1 million last year. With this year's rise in rates, the average rate paid on interest bearing deposit accounts was 4.40% in 2000 against 4.03% in 1999. Interest on Federal Home Loan Bank advances accounted for the rest of the increase and was partially offset by a decline in the interest paid on customer repurchase accounts. Federal Home Loan Bank interest expense increased $3.0 million, or 106.2%, to $5.8 million this year from $2.8 million last year. Average borrowings outstanding increased $41.6 million, or 81.7%, to $92.6 million in 2000 from $51.0 in 1999 as the funds were needed to support the loan portfolio's growth. The average rate paid on the borrowings was 6.23% in 2000 as compared to 5.49% in 1999. A number of borrowings repriced at higher rates in 2000, and rates on the new advances were contracted for at levels higher than those already in the portfolio.

      Buoyed by the investment of the initial public offering proceeds, Berkshire Hills' net interest margin increased to 4.25% for 2000 as compared to 4.13% for 1999.

      Provision for Loan Losses. The provision for loan losses increased $140,000, or 4.6%, to $3.2 million in 2000 from $3.0 million in 1999 as the loan portfolio continued to grow strongly in 2000 especially in the commercial and consumer sectors. As a result, even though loan charge-offs declined to $1.9 million in 2000 from $2.4 million the previous year and nonperforming loans as a percent of total loans fell to 0.36% on December 31, 2000 from 0.42% on December 31, 1999, management deemed it prudent to increase the allowance as a percent of total loans to 1.29% at year end 2000 from 1.27% last year. Vigilant collection efforts and a good economy helped keep commercial loan losses extremely low while consumer loan charge-offs increased $691,000, or 94.5%, primarily due to the larger size of the portfolio and some weakening in credit quality. Indirect automobile loan charge-offs expressed as a percent of the automobile portfolio were 0.52% and 0.31% in 2000 and 1999, respectively. At December 31, 2000, the allowance for loan losses was $10.2 million as compared to $8.5 million at December 31, 1999 and represented 356.08% of nonper-forming loans this year as compared to 300.39% last year.

      Noninterest Income. Noninterest income totaled $4.7 million for 2000 and $4.3 million for 1999, an increase of $448,000, or 10.4%. Customer service fees advanced $257,000, or 19.3%, as increased usage of debit and credit cards led to an additional $60,000 in card fees. Also, more automobile loan customers requested life insurance coverage which led to an additional $69,000 in life insurance fees. Much of the balance of the increase in customer service fees was due to a rise of $96,000 in overdraft fees. Loan servicing fees increased $104,000, or 30.6%, as $38.9 million of consumer loans were sold in 2000 with servicing retained. Miscellaneous income increased $166,000, or 38.4%, and was wholly due to a rise in the cash surrender value of bank owned life insurance policies. Partially offsetting these increases was a decline of $68,000, or 13.8%, in gains realized on the sale of securities.

      Noninterest Expense. Noninterest expense increased $7.0 million, or 27.7%, to $32.2 million in 2000 from $25.2 million in 1999. Included in 2000's total is a one-time contribution of $5.7 million to the Berkshire Hills Foundation. Excluding this expense, noninterest expense increased $1.3 million or 5.2%. The major contributor to the increase was other general and administrative expenses which rose $1.0 million, or 33.8%, to $4.1 million in 2000 from $3.1 million in 1999. The rise in general and administrative expense was primarily due to an increase of $501,000, or 110.1%, in costs associated with the handling, servicing, and selling of a larger number of repossessed automobiles. The balance of the increase was due to a large number of other expenses such as phone, postage, and trust department expenses experiencing smaller increases. Data processing expenses grew by $272,000, or 18.3%, as the Company spent approximately $250,000 to convert from an out-sourced to an in-house imaging system.

      Income Taxes. Income taxes for the year ending December 31, 2000 were $2.4 million, an increase of $365,000, or 18.3%, over the $2.0 million paid for the year ending December 31, 1999. The effective tax rates for 2000 and 1999 were 34.0% and 26.2%, respectively. The lower effective tax rate in 1999 was partially attributable to the use of approximately $850,000 of deductible contribution carryforwards related to the establishment of the Greater Berkshire Foundation, Inc. in 1997. Approximately $544,000 more of these carryforwards remained at December 31, 1999, and were fully used during 2000. In addition, approximately $300,000 of federal tax credits relating to the rehabilitation of an historic firehouse in Pittsfield, Massachusetts were booked in 1999. However, the Company's application for the tax credits was denied by federal authorities in August 2000, and the credits were subsequently reversed. The Company has also established two securities corporations, which were in effect in both 2000 and 1999, in an effort to minimize state taxes.

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

                                                                   For the Years Ended December 31,
                                         ------------------------------------------------------------------------------------
                                                      2001                        2000                     1999
                                         ---------------------------- -------------------------- ----------------------------
                                                            Average                    Average                     Average
                                           Average            Yield/  Average            Yield/  Average             Yield/
                                           Balance   Interest  Rate   Balance   Interest  Rate   Balance   Interest   Rate
                                         ----------   -------  ----   -------   --------  ----   -------   --------   ----
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans(1) .........................      $  815,078   $68,291  8.38%  $746,018  $63,664   8.53%  $639,517   $52,522   8.21%
  Short-term investments ...........          11,883       413  3.48     10,492      654   6.23      4,042       215   5.32
  Investment securities ............         136,944     6,725  4.91    120,123    6,296   5.24    113,929     5,351   4.70
  Federal Home Loan Bank stock .....           5,707       304  5.33      4,959      333   6.72      3,193       181   5.67
  Savings Bank Life Insurance Stock            2,043        63  3.08      2,043       63   3.08      2,043        63   3.08
  Interest-earning deposits ........              --        --    --        127        8   6.30      1,470       136   9.25
                                          ----------   -------         --------   ------          --------    ------
     Total interest-earning assets ....      971,655    75,796  7.80    883,762   71,018   8.04    764,194    58,468   7.65
                                                      -------                    ------                      -----
  Noninterest-earning assets .......          63,207                     52,891                     51,111
                                          ----------                   --------                   --------
     Total assets .....................   $1,034,862                   $936,653                   $815,305
                                          ==========                   ========                   ========


Interest-bearing liabilities:
  Deposits:
   Money market accounts ............     $  112,434     3,712  3.30   $106,058    4,701   4.43   $ 84,971     3,169   3.73
   NOW accounts .....................         77,276       806  1.04     75,673      794   1.05     73,615       830   1.13
   Savings accounts(2) ..............        142,150     4,087  2.88    143,357    4,578   3.19    142,193     4,366   3.07
   Certificates of deposit ..........        325,639    18,080  5.55    301,920   17,530   5.81    291,344    15,483   5.31
                                          ----------   -------         --------   ------          --------    ------
     Total interest-bearing deposits         657,499    26,685  4.06    627,008   27,603   4.40    592,123    23,848   4.03
  Federal Home Loan Bank Advances ...        127,990     6,613  5.17     92,567    5,766   6.23     50,951     2,796   5.49
  Repurchase agreements .............          4,215       262  6.22      1,683       99   5.88      5,923       278   4.69
                                          ----------   -------         --------   ------          --------    ------
     Total interest-bearing liabilities      789,704    33,560  4.25    721,258   33,468   4.64    648,997    26,922   4.15
                                                       -------                    ------                      -----
  Noninterest-bearing demand
     deposits ........................        76,912                     76,060                     67,563
  Other noninterest-bearing
     liabilities......................        12,968                     16,170                     12,396
                                          ----------                   --------                   --------
     Total liabilities ...............       879,584                    813,488                    728,956
  Equity .............................       155,278                    123,165                     86,349
                                          ----------                   --------                   --------
     Total liabilities and equity ....    $1,034,862                   $936,653                   $815,305
                                          ==========                   ========                   ========

  Net interest-earning assets ........    $  181,951                   $162,504                   $115,197
                                          ==========                   ========                   ========

  Net interest income .................                $42,236                   $37,550                     $31,546
                                                       =======                   =======                     =======

  Interest rate spread ................                         3.55%                      3.40%                       3.50%
  Interest margin (net interest
    income as a percentage of total
     average interest-earning assets)..                         4.35%                      4.25%                       4.13%
  Total average interest-earning
       assets to total average interest-
       bearing liabilities .............                       123.04%                    122.53%                     117.75%


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


                                              Year Ended                             Year Ended
                                           December 31, 2001                      December 31, 2000
                                         Compared to Year Ended                 Compared to Year Ended
                                           December 31, 2000                       December 31, 1999
                                    ---------------------------------      ---------------------------------
                                           Increase (Decrease)                    Increase (Decrease)
                                                  Due to                                 Due to
                                    ---------------------------------      ---------------------------------
                                      Rate        Volume         Net         Rate        Volume         Net
                                    -------      -------      -------      -------      -------      --------
                                                                  (In thousands)
Interest-earning assets:
  Loans .......................     $(1,133)     $ 5,760      $ 4,627      $ 1,949      $ 9,193      $ 11,142
  Short-term investments ......        (340)          99         (241)          42          397           439
  Investment securities .......        (398)         798          400           70          390         1,097
  Interest-bearing deposits ...          (4)          (4)          (8)         (33)         (95)         (128)
                                    -------      -------      -------      -------      -------      --------
  Total interest-earning
    assets ...................       (1,875)       6,653        4,778        2,665        9,885        12,550
                                    -------      -------      -------      -------      -------      --------

Interest-bearing liabilities:
Deposits:
  Money market accounts .......      (1,294)         305         (989)         661          871         1,532
  NOW accounts ................          (5)          17           12          (58)          22           (36)
  Savings accounts ............        (453)         (38)        (491)         176           36           212
  Certificates of deposit .....        (691)       1,241          550        1,453          594         2,047
                                    -------      -------      -------      -------      -------      --------
    Total deposits ............      (2,443)       1,525         (918)       2,232        1,523         3,755
Federal Home Loan Bank
   advances ...................        (681)       1,528          847          377        2,593         2,970
Repurchase agreements .........           6          157          163          104         (283)         (179)
                                    -------      -------      -------      -------      -------      --------
    Total interest-bearing
     liabilities ..............      (3,118)       3,210           92        2,713        3,833         6,546
                                    -------      -------      -------      -------      -------      --------
Increase (decrease) in net
   interest income ............     $ 1,243      $ 3,443      $ 4,686      $   (48)     $ 6,052      $  6,004
                                    =======      =======      =======      =======      =======      ========

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

      The Bank's primary investing activities are: (1) originating residential one-to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit and consumer loans, and (2) investing in mortgage- and asset-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. During years ended December 31, 2001 and 2000, Berkshire Bank's loan originations totaled $252.9 million and $284.5 million, respectively. At December 31, 2001 and 2000, the Bank's investments in mortgage- and asset-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $146.8 million and $139.2 million, respectively. The Bank experienced a net increase in total deposits of $13.1 million and $48.8 million for the years ended December 31, 2001 and 2000, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement with the Depositors Insurance Fund.

      Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $118.5 million at December 31, 2001. Management of Berkshire Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2001 totaled $238.3 million. The Bank relies primarily on competitive rates, customer service, and longstanding relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      The Bank must satisfy various regulatory capital requirements administered by the federal and state banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2001, Berkshire Bank exceeded all of its regulatory capital requirements with Tier 1 capital to average assets of $88.5 million, or 9.05% of average assets, which is above the required level of $39.1 million, or 4.0%, and total capital to risk-weighted assets of $111.6 million, or 13.38% of risk-weighted assets, which is above the required level of $66.7 million, or 8.0%. The Bank meets the conditions to be considered "well capitalized" under regulatory guidelines.

      The primary source of funding for Berkshire Hills Bancorp is dividend payments from Berkshire Bank, sales and maturities of investment securities and, to a lesser extent, earnings on investments and deposits held by Berkshire Hills Bancorp. Dividend payments by Berkshire Bank have primarily been used to fund stock repurchase programs. The Bank's ability to pay dividends and other capital distributions to Berkshire Hills Bancorp is generally limited by Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation. (See Regulation and Supervision - Massachusetts Regulation) Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons. As of February 28, 2002, Berkshire Bank had $1.5 million of dividends it could pay to Berkshire Hills Bancorp without regulatory approval (representing current year net income plus previous two years'net income less dividends paid during those years) and Berkshire Hills Bancorp had $586,000 of securities available for sale and $3.5 million cash due from Berkshire Bank. Any dividend by the Bank beyond its current year's earnings and prior two years' retained net income would require the approval of the Massachusetts Banking Commissioner, and notification to or approval of the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. To the extent the Bank were to apply for a dividend distribution to Berkshire Hills Bancorp in excess of the regulatory permitted dividend amount, no assurances can be made such application would be approved by the regulatory authorities.

      Berkshire Hills Bancorp is currently engaged in its fourth 5% stock repurchase program. To date, all purchases have been open market purchases. In the current program, 154,152 shares out of an announced 328,964 have been purchased at a cost of $3.1 million through December 31, 2001. The Company has sufficient funds available to complete the repurchase program without having a material adverse effect on liquidity.

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

Impact of New Accounting Standards

      Accounting for Goodwill and Other Intangible Assets. On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. Unidentified intangible assets pertaining to branch acquisitions will continue to be amortized as such transactions are outside the scope of SFAS No. 142. Management does not anticipate that the adoption of this Statement will have a material impact on the consolidated financial statements.

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

      o originating shorter-term commercial and consumer loans, with an emphasis on automobile loans; (As previously mentioned, management intends to continue to reduce its emphasis on sub-prime indirect automobile loans in 2002.)

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

      Berkshire Bank's market risk also includes equity price risk. Berkshire Bank's mutual fund and marketable equity securities portfolios had gross unrealized gains of $28.9 million at December 31, 2001 and gross unrealized losses of $534,000 which are included, net of taxes, in accumulated other comprehensive income, a separate component of Berkshire Bank's equity. If equity security prices decline due to unfavorable market conditions or other factors, Berkshire Bank's equity would decrease.

      Quantitative Aspects of Market Risk. Berkshire Bank uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in the balance sheet mix. The model assumes the yield curve is derived from the interpolated Treasury yield curve and that an instantaneous increase or decrease of market interest rates would cause a simultaneous parallel shift along the entire yield curve. The model assumes loans, deposits and borrowings will reprice at the new market rate on the contractual review or maturity date. The model also assumes that the Bank's loan prepayments are similar to national standards and generally uses prepayment guidelines set forth by Freddie Mac and Fannie Mae. However, the Bank monitors its loan prepayment trends and uses Bank generated figures where applicable. All prepayments are assumed to roll over into new loans originated in the same loan category at the new market rate. Berkshire Bank believes that its securities' cash flows, especially its mortgage backed securities cash flows, are such that they too will generally follow industry standards and that prepayments will be reinvested in the same category at the prevailing market rate. Finally, the model assumes that its balance sheet mix will remain relatively unchanged throughout the next calendar year. The tables below set forth, as of December 31, 2001 and 2000, estimated net interest income and the estimated changes in Berkshire Bank's net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.

    Increase/
   (Decrease)
    in Market
Interest Rates                      At December 31, 2001
 in Basis Points         ------------------------------------------
(Rate Shock)             Amount          $ Change         % Change
------------             ------          --------         --------
                                   (Dollars in thousands)

      200                $45,863          $  64              0.14%
      100                 45,209           (590)            (1.29)
     Static               45,799             --             --
     (100)                46,332            533              1.16
     (200)                44,955           (844)            (1.84)


    Increase/
   (Decrease)
    in Market
Interest Rates                      At December 31, 2000
 in Basis Points         ------------------------------------------
(Rate Shock)             Amount          $ Change         % Change
------------             ------          --------         --------
                                   (Dollars in thousands)

      200                $44,498            $ 804            1.84%
      100                 44,216              522            1.19
     Static               43,694               --              --
     (100)                42,972             (722)          (1.65)
     (200)                42,165           (1,529)          (3.50)


      The December 31, 2000 table indicates that in the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points and 200 basis points, Berkshire Bank's net interest income would be expected to decrease by $722,000 and $1.5 million, respectively. These figures vary from the results of the December 31, 2001 table where a 100 basis point decline would lead to a $533,000 net interest income increase while a 200 basis point decline would lead to a decline in net interest income of $844,000. From December 31, 2000 to December 31, 2001, short-term interest rates fell significantly. Due to this rapid decline in market rates the Bank decided to lower rates in its core deposit liability accounts, such as NOW accounts and savings accounts, that were previously thought to be set at floor rates, and in doing so has made the Bank liability sensitive. The switch to being liability sensitive in 2001 from being asset sensitive in 2000 caused net interest income to increase in December 31, 2001's report for a 100 basis points decline in interest rates while net interest income decreased in December 31, 2000's chart. However, the December 31, 2001 chart shows a smaller decrease in net interest income if rates fall 200 basis points as many of the liability accounts hit predetermined floors and cannot be lowered past those points. Since the yields on the Bank's assets would continue to decline, net interest income would also decline.

      In the event of a sudden and sustained increase in prevailing market interest rates of 100 basis points, the December 31, 2001 chart indicates a decline in net interest income of $590,000 while the December 31, 2000 chart predicts a $522,000 increase. As mentioned above, with the change in liability pricing during 2001, the Bank is now liability sensitive. As such, the Bank's liabilities reprice faster than its assets, resulting in a decline in net interest income if market rates were to rise 100 basis points. However, if prevailing rates were to rise 200 basis points, the December 31, 2001 chart indicates an increase of $64,000 while the December 31, 2000 graph predicts an increase of $804,000. At December 31, 2001, if market rates increased 200 basis points, various liability accounts would hit Bank determined caps. Meanwhile, interest income earned on assets would continue to rise and the Bank would see an increase in net interest income similar to the pattern seen in the December 31, 2000 chart.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


           TABLE OF CONTENTS

                                                                          Page

           Independent Auditors' Report....................................49

           Consolidated Balance Sheets as of December 31, 2001
           and 2000........................................................50

           Consolidated Statements of Income for the Years Ended
           December 31, 2001, 2000 and 1999................................51

           Consolidated Statements of Changes in Stockholders'
           Equity for the Years Ended December 31, 2001,
           2000 and 1999...................................................52

           Consolidated Statements of Cash Flows for the Years
           Ended December 31, 2001, 2000 and 1999..........................53

           Notes to Consolidated Financial Statements......................55

[LETTERHEAD - WOLF & COMPANY]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Berkshire Hills Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
------------------------------


Boston, Massachusetts
January 23,2002

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                                                   2001             2000
                                                                                   ----             ----

                                                                                       (In thousands)
ASSETS
Cash and due from banks                                                     $    22,652      $    26,891
Short-term investments                                                           19,471           16,721
                                                                            -----------      -----------
     Total cash and cash equivalents                                             42,123           43,612
Securities available for sale, at fair value                                    104,446           99,309
Securities held to maturity, at amortized cost                                   33,263           32,238
Federal Home Loan Bank stock, at cost                                             7,027            5,651
Loans, net of allowance for loan losses of $11,034,000
  in 2001 and $10,216,000 in 2000                                               791,920          783,405
Foreclosed real estate                                                               --               50
Premises and equipment, net                                                      14,213           12,370
Accrued interest receivable                                                       5,873            6,310
Savings Bank Life Insurance stock                                                 2,043            2,043
Goodwill and other intangibles                                                   10,592            6,260
Other assets                                                                     19,201           20,092
                                                                            -----------      -----------
      Total assets                                                          $ 1,030,701      $ 1,011,340
                                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $   742,729      $   729,594
Federal Home Loan Bank advances                                                 133,964          101,386
Loans sold with recourse                                                             --            7,740
Securities sold under agreements to repurchase                                    1,890            2,030
Net deferred tax liability                                                        4,573            4,482
Accrued expenses and other liabilities                                            5,099            4,786
                                                                            -----------      -----------
     Total liabilities                                                         888,255          850,018
                                                                            -----------      -----------
Minority Interests                                                                3,123               --
                                                                            -----------      -----------

Commitments and contingencies (Notes 5, 11 and 12)

Stockholders' equity:
  Preferred stock ($.01 par value; 1,000,000 shares
  authorized; no shares issued and outstanding)                                      --               --
  Common stock ($.01 par value; 26,000,000 shares authorized;
  6,425,140 and 7,673,761 shares issued and outstanding
  at December 31, 2001 and 2000, respectively)                                       77               77
  Additional paid-in capital                                                     74,146           74,054
  Unearned compensation                                                         (11,101)          (7,187)
  Retained earnings                                                              80,657           74,554
  Accumulated other comprehensive income                                         18,836           19,824
  Treasury stock, at cost (1,248,621 shares at December 31, 2001)               (23,292)              --
                                                                            -----------      -----------
     Total stockholders' equity                                                 139,323          161,322
                                                                            -----------      -----------
     Total liabilities and stockholders' equity                             $ 1,030,701      $ 1,011,340
                                                                            ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2001, 2000 and 1999

                                                                2001         2000        1999
                                                                ----         ----        ----

                                                              (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans                                   $ 68,291      $63,664     $52,522
  Interest on debt securities:
    Taxable                                                       5,233        5,142       4,160
    Tax-exempt                                                      375          188         252
  Dividends                                                       1,484        1,362       1,183
  Interest on short-term and other investments                      413          662         351
                                                               --------      -------     -------
      Total interest and dividend income                         75,796       71,018      58,468
                                                               --------      -------     -------
Interest expense:
  Deposits                                                       26,685       27,603      23,848
  Federal Home Loan Bank advances                                 6,613        5,766       2,796
  Securities sold under agreements to repurchase                    262           99         278
                                                               --------      -------     -------
      Total interest expense                                     33,560       33,468      26,922
                                                               --------      -------     -------
Net interest income                                              42,236       37,550      31,546
Provision for loan losses                                         7,175        3,170       3,030
                                                               --------      -------     -------
Net interest income, after provision for loan losses             35,061       34,380      28,516
                                                               --------      -------     -------
Other income:
  Customer service fees                                           1,810        1,590       1,333
  Trust department fees                                           1,782        1,707       1,730
  Loan fees                                                         595          446         342
  Gain on sales and dispositions of securities, net                 268          423         491
  License maintenance and processing fees                         1,322           --          --
  License sales and other fees                                    2,143           --          --
  Gain on curtailment of defined benefit pension plan, net        2,173           --          --
  Miscellaneous                                                     455          580         230
                                                               --------      -------     -------
      Total other income                                         10,548        4,746       4,126
                                                               --------      -------     -------
Operating expenses:
  Salaries and employee benefits                                 17,590       13,631      13,767
  Occupancy and equipment                                         4,689        4,178       4,152
  Marketing and advertising                                         629          578         599
  Data processing                                                 1,065        1,765       1,493
  Professional services                                           1,314          850         869
  Office supplies                                                   899          706         687
  Foreclosed real estate and repossessed assets, net              2,238        1,165         534
  Amortization of goodwill and other intangibles                    827          549         549
  Charitable contribution to foundation                              --        5,684          --
  Minority interests                                               (119)          --          --
  Other general and administrative expenses                       3,217        3,078       2,374
                                                               --------      -------     -------
      Total operating expenses                                   32,349       32,184      25,024
                                                               --------      -------     -------
Income before income taxes                                       13,260        6,942       7,618
Provision for income taxes                                        4,349        2,360       1,995
                                                               --------      -------     -------
  Net income                                                   $  8,911      $ 4,582     $ 5,623
                                                               ========      =======     =======
Earnings per share:
  Basic                                                        $   1.42          N/A         N/A
  Diluted                                                      $   1.35          N/A         N/A

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                    Years Ended December 31, 2001, 2000 and 1999

                                                                                               Accumulated
                                                          Additional                            Other
                                                Common     Paid-in     Unearned      Retained  Comprehensive   Treasury
                                                Stock      Capital    Compensation    Earnings     Income         Stock       Total
                                                -----      -------    -----------    --------     ------         -----       -----

                                                                           (In thousands)
Balance at December 31, 1998 ...............   $  --         $--           $--      $ 65,056      $ 19,145        $--     $ 84,201

Comprehensive income:
  Net income ...............................     --          --            --         5,623            --         --         5,623
  Change in net unrealized gain on
    securities available for sale, net
    of reclassification adjustment and
    tax effects ............................     --          --            --            --        (1,472)        --        (1,472)
                                                                                                                           --------
        Total comprehensive income .........                                                                                 4,151
                                             ------    --------      --------      --------      --------   --------      ---------
Balance at December 31, 1999 ...............     --          --            --        70,679        17,673         --        88,352
                                                                                                                           --------

Comprehensive income:
  Net income ...............................     --          --            --         4,582            --         --         4,582
  Change in net unrealized gain on
     securities available for sale, net
     of reclassification adjustment and
     tax effects ...........................     --          --            --            --         2,151         --         2,151
                                                                                                                          --------
        Total comprehensive income .........                                                                                 6,733
                                                                                                                          --------
Issuance of common stock in connection
    with Bank's conversion from mutual to
    stock-owned bank holding company ......      77      73,993        (7,701)           --            --         --        66,369
Change in unearned compensation .......          --          61           514            --            --         --           575
Cash dividends paid ($0.10 per share) .          --          --            --          (707)           --         --          (707)
                                             ------    --------      --------      --------      --------   --------      ---------

Balance at December 31, 2000 ..........          77      74,054        (7,187)       74,554        19,824         --       161,322
                                                                                                                          --------

Comprehensive income:
  Net income ............................        --          --            --         8,911            --         --         8,911
  Change in net unrealized gain on
     securities available for sale, net
     of reclassification adjustment and
     tax effects .........................      --          --            --            --          (988)        --           (988)
                                                                                                                           --------
        Total comprehensive income .......                                                                                   7,923
                                                                                                                           --------
Cash dividends paid ($0.43 per share) .         --          --            --        (2,808)           --         --         (2,808)
Treasury stock purchased ..............         --          --            --            --            --    (23,292)       (23,292)
Purchase of common stock - stock awards         --          --        (5,453)           --            --         --         (5,453)
Change in unearned compensation .......         --         234         1,539            --            --         --          1,773
Minority interest adjustment ..........         --        (142)           --            --            --         --           (142)
                                            ------    --------      --------      --------      --------   --------      ---------

Balance at December 31, 2001 ..........     $   77    $ 74,146      $(11,101)     $ 80,657      $ 18,836   $(23,292)     $ 139,323
                                            ======    ========      ========      ========      ========   ========      =========

The accompanying notes are an integral part of these consolidated financial statements.


                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2000 and 1999

                                                                     2001         2000         1999
                                                                     ----         ----         ----

                                                                           (In thousands)
Cash flows from operating activities:
  Net income ................................................     $  8,911      $   4,582      $  5,623
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .................................        7,175          3,170         3,030
  Net amortizaton of securities .............................          270            206           400
  Charitable contribution in the form of equity
    securities ..............................................           --          5,684            --
  Depreciation and amortization expense .....................        2,081          1,668         1,860
  Amortization of goodwill and other intangibles ............          827            549           549
  Management rewards plan expense ...........................        1,000             --            --
  Employee stock ownership plan expense .....................          773            575            --
  Gain on curtailment of defined benefit pension plan, net ..        2,173             --            --
  Gain on sales and dispositions of securities, net .........         (268)          (423)         (491)
  Loss (gain) on sale of foreclosed real estate, net ........           --             86           (18)
  Loss on sale of equipment .................................           35             18            30
  Deferred income tax provision (benefit) ...................          608         (2,785)         (319)
  Net change in loans held for sale .........................       (2,540)            --        (2,425)
  Undistributed minority interest ...........................         (119)            --            --
Changes in operating assets and liabilities:
  Accrued interest receivable and other assets ..............        1,899         (9,491)       (2,063)
  Accrued expenses and other liabilities ....................       (2,929)        (1,625)        1,287
                                                                  --------      ---------      --------
     Net cash provided by operating activities ..............       19,896          2,214         7,463
                                                                  --------      ---------      --------

Cash flows from investing activities:
  Activity in available for sale securities:
    Sales ...................................................        3,965         32,854         1,191
    Maturities ..............................................       26,577         41,238         8,468
    Principal payments ......................................       19,685         10,263        21,589
    Purchases ...............................................      (56,890)       (87,029)      (32,749)
  Activity in held to maturity securities:
    Maturities ..............................................       12,982         11,076         9,171
    Principal payments ......................................       22,187         11,294        15,902
    Purchases ...............................................      (36,175)       (37,583)      (18,357)
  Purchase of FHLB stock ....................................       (1,376)        (1,808)       (1,296)
  Loan originations and purchases, net of
    principal payments ......................................      (13,176)      (121,101)      (67,139)
  Additions to premises and equipment .......................       (2,344)        (2,528)       (3,744)
  Proceeds from sales of foreclosed real estate .............           76            164           347
  Proceeds from sale of equipment ...........................           20              3            18
  Loan to fund employee stock ownership plan ................           --         (7,701)           --
  Payment for purchase of EastPoint Technologies, LLC .......       (4,700)            --            --
                                                                  --------      ---------      --------
     Net cash used in investing activities ..................      (29,169)      (150,858)      (66,599)
                                                                  --------      ---------      --------


(continued)

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS(Concluded) Years Ended December 31,
                               2001, 2000 and 1999

                                                                 2001           2000          1999
                                                                 ----           ----          ----

                                                                          (In thousands)
Cash flows from financing activities:
  Net increase in deposits .............................        14,638         48,827        33,645
  Net increase/(decrease) in securities sold under
    agreements to repurchase ...........................          (140)           910        (5,880)
  Proceeds from Federal Home Loan Bank advances ........       152,000        140,000        40,000
  Repayments of Federal Home Loan Bank advances ........      (119,421)       (97,542)      (13,662)
  Proceeds of borrowings with maturities of
    three months or less ...............................            --             --         3,000
  Increase/(decrease) in loans sold with recourse ......        (7,740)         7,740            --
  Treasury stock purchased .............................       (23,292)            --            --
  Purchase of common stock in connection with restricted
    stock awards under stock based incentive plan ......        (5,453)            --            --
  Net proceeds from initial public offering ............            --         68,386            --
  Cash dividends paid ..................................        (2,808)          (707)           --
                                                             ---------      ---------      --------
      Net cash provided by financing activities ........         7,784        167,614        57,103
                                                             ---------      ---------      --------

Net change in cash and cash equivalents ................        (1,489)        18,970        (2,033)

Cash and cash equivalents at beginning of year .........        43,612         24,642        26,675
                                                             ---------      ---------      --------


Cash and cash equivalents at end of year ...............     $  42,123      $  43,612      $ 24,642
                                                             =========      =========      ========

Supplemental cash flow information:
  Interest paid on deposits ............................     $  26,746      $  27,603      $ 23,834
  Interest paid on borrowed funds ......................         6,719          5,610         2,797
  Income taxes paid, net ...............................         2,882          6,314         2,080
  Transfers from loans to foreclosed real estate .......            26             80           151


The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and consolidation

     Berkshire Hills Bancorp, Inc. (the "Company" or "Berkshire Hills") is a Delaware corporation and the holding company for Berkshire Bank (the "Bank"), a state-chartered savings bank headquartered in Pittsfield, Massachusetts. These consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. and its wholly-owned subsidiaries, Berkshire Bank, Berkshire Hills Funding Corporation, and Berkshire Hills Technology, Inc., which was formed during 2001 for the purpose of acquiring a controlling interest in EastPoint Technologies, Inc. The Bank's wholly-owned subsidiaries are North Street Securities Corporation, G.B.S.B., Inc., Gold Leaf Insurance Agency ("Gold Leaf"), Gold Leaf Investment Services, and Woodland Realty, Inc. North Street Securities Corporation and G.B.S.B., Inc. hold title to certain investment securities. Gold Leaf and Gold Leaf Investment Services were formed in 2000 and offer insurance and investment products to customers. Woodland Realty, Inc. is presently inactive. Berkshire Hills Funding Corporation was established and funded to loan funds to the Employee Stock Ownership Plan. During 2001, the Bank established a majority owned subsidiary, Gold Leaf Capital Corporation, which holds real estate mortgages. All significant intercompany balances and transactions have been eliminated in consolidation.

     On June 29, 2001, the Company, through its wholly-owned subsidiary, Berkshire Hills Technology, Inc., purchased a controlling interest in EastPoint Technologies, LLC, ("EastPoint") which on the same date acquired all of the domestic operations and service contracts of M&I EastPoint Technology, Inc, Bedford, New Hampshire, a software and data processing provider for financial institutions, as well as substantially all of the operations and service contracts of Preferred Financial Systems, Inc., Arden Hills, Minnesota, a data processing service provider which utilized the EastPoint Technology, Inc. software. The Company's equity interest in EastPoint at December 31, 2001 is 60.3% and represents a total investment of $4.7 million. During 2001 the Company's ownership percentage decreased from 93.6% as other investors obtained regulatory approval. The change in ownership percentage is shown as an adjustment to additional paid-in capital. This acquisition was accounted for under the purchase method.

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

     Business and operating segments

     The Company provides a variety of financial services to individuals and businesses through its offices in Berkshire County. Its primary deposit products are savings, checking accounts and term certificate accounts and its primary lending products are residential and commercial mortgage loans, commercial loans and automobile loans. In addition, trust services and insurance products are offered to individuals and small businesses in the Berkshire County area.

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

     Use of estimates

     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred taxes and the pension liability.

      Reclassifications

      Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

      Cash and Cash equivalents

      For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and short-term investments, all of which mature within ninety days. The Bank is required to maintain cash reserve balances with the Federal Reserve Bank based upon a percentage of certain deposits. At December 31, 2001 and 2000, cash and due from banks included $8,250,000 and $10,144,000, respectively, to satisfy such reserve requirements.

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

     Interest on loans is generally not accrued on loans which are ninety days or more past due unless the loan is well secured and in the process of collection. Automobile loans continue accruing to one hundred and twenty days delinquent at which time they are charged off, unless the customer is in bankruptcy proceedings. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES loan agreement. Impaired loans are generally maintained on a nonaccrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral.

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

     The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

     Loans held for sale

     Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Foreclosed and repossessed assets

     Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at the lower of the investment in the loan or fair value less estimated cost to sell at the date of foreclosure or repossession, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed real estate and repossessed assets.

     Premises and equipment

     Land is carried at cost. Buildings and improvements and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

     Goodwill and other intangibles

     Goodwill and other intangibles includes goodwill associated with the acquisition of EastPoint Technologies, LLC and will be evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint Technologies purchase, which are being amortized on a straight-line basis over three years, as well as the Company's purchase of two branches from another financial institution in 1991 and three branches in 1998. The branch acquisition costs are currently being amortized on a straight-line basis over 15 years, respectively.

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

     Pension plan

     For the year ended December 31, 2000 compensation cost of an employee's pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

     The defined benefit pension plan was terminated during 2001.

     Stock compensation plans

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. (See Note 14)

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      Employee stock ownership plan ("ESOP")

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

      Stock awards

      The fair market value of the stock awards, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the vesting period at 20% per year. Stock award shares are considered outstanding for basic earnings per share in the period that they vest. Stock award shares not vested are considered in the calculation of diluted earnings per share.

      Earnings per common share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company related to outstanding stock awards and stock options, and are determined using the treasury stock method. Earnings per share data is not presented in these financial statements for the years ended December 31, 2000 and 1999 since shares of the Company common stock were not issued until June 27, 2000.

      Earnings per common share for the year ended December 31, 2001 have been computed based upon the following:


        Net income applicable to common stock .......................  $8,911
                                                                       ======
        Average number of common shares outstanding..................   6,264
        Effect of dilutive options...................................     340
                                                                       ------
        Average number of common shares outstanding
         used to calculate diluted earnings per common share.........   6,604
                                                                       ======

      Advertising costs

      Advertising costs are charged to earnings when incurred.

      Trust assets

      Trust assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      Comprehensive income

      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

      The components of other comprehensive income, relative to securities available for sale, and related tax effects are as follows for the years ended December 31, 2001, 2000 and 1999:

                                                      2001      2000     1999
                                                      ----      ----     ----

                                                           (In thousands)
Change in net unrealized holding gains on
  available for sale securities .................  $(1,237)  $ 3,768  $(1,841)
Reclassification adjustment for gains
  realized in income ............................     (268)     (423)    (491)
                                                   -------   -------  -------
Net change in unrealized gains ..................   (1,505)    3,345   (2,332)
Tax effects .....................................      517    (1,194)     860
                                                   -------   -------  -------
Net-of-tax change ...............................  $  (988)  $ 2,151  $(1,472)
                                                   =======   =======  =======
     Subsequent accounting changes

     On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. Unidentified intangible assets pertaining to branch acquisitions will continue to be amortized as such transactions are outside the scope of SFAS No. 142. Management does not anticipate that the adoption of this Statement will have a material impact on the consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

2.      SHORT-TERM INVESTMENTS

        Short-term investments consist of the following at December 31, 2001 and 2000:

                                                2001        2000
                                             -------     -------
                                                 (In thousands)
Federal funds sold ......................    $12,000     $ 5,000
FHLB Overnight deposits .................      7,471       7,721
BIF Liquidity Fund ......................         --       4,000
                                             -------     -------
                                             $19,471     $16,721
                                             =======     =======

3.      SECURITIES

     The amortized cost and estimated fair value of securities, with gross unrealized gains and follows: losses,

                                                             December 31, 2001
                                               ---------------------------------------------
                                                              Gross      Gross
                                                Amortized  Unrealized  Unrealized     Fair
                                                   Cost       Gains      Losses       Value
                                               --------       -----      ------       -----
                                                               (In thousands)
Securities Available for Sale
Debt securities:
        U.S. Treasury and U.S.
        Government agencies ...............     $13,876     $   156     $ (15)     $ 14,017
        Other bonds and obligations .......      31,017         361      (127)       31,251
        Mortgage-backed securities:
        FHLMC/ FNMA/GNMA ..................         396          22        --           418
        REMIC's and CMO's .................      17,303         185       (27)       17,461
        Asset-backed securities ...........       1,484          12        --         1,496
                                                -------     -------     ------     --------
        Total debt securities .............      64,076         736      (169)       64,643
Mutual funds ..............................         907          --      (188)          719
Marketable equity securities ..............      10,540      28,890      (346)       39,084
                                                -------     -------     ------     --------
        Total securities available for sale     $75,523     $29,626     $(703)     $104,446
                                                =======     =======     =====      ========

Securities Held to Maturity
Debt securities:
        Municipal bonds and obligations ...     $11,241     $    --     $  --      $ 11,241
        Mortgage-backed securities:
        FHLMC/FNMA ........................       3,358          62        (7)        3,413
        REMIC's and CMO's .................      18,664         137       (46)       18,755
                                                -------     -------     ------     --------
        Total securities held to maturity .     $33,263     $   199     $  (53)    $ 33,409
                                                =======     =======     ======     ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                                                             December 31, 2000
                                              ---------------------------------------------
                                                            Gross      Gross
                                             Amortized  Unrealized  Unrealized     Fair
                                                Cost       Gains      Losses       Value
                                              -------     -------     -------      -------
                                                     (In thousands)
Securities Available for Sale
Debt securities:
  U.S. Treasury and U.S.
    Government agencies .................     $10,146     $    22     $   (62)     $10,106
  Other bonds and obligations ...........      31,750          76        (792)      31,034
  Mortgage-backed securities:
    FHLMC/ FNMA/GNMA ....................         641           6          (6)         641
    REMIC's and CMO's ...................      12,336         160         (26)      12,470
  Asset-backed securities ...............       1,986          14          (2)       1,998
                                              -------     -------     -------      -------
      Total debt securities .............      56,859         278        (888)      56,249
  Mutual funds ..........................         907          --        (188)         719
  Marketable equity securities ..........      11,115      31,641        (415)      42,341
                                              -------     -------     -------      -------
      Total securities available for sale     $68,881     $31,919     $(1,491)     $99,309
                                              =======     =======     =======      =======

Securities Held to Maturity
Debt securities:
  Municipal bonds and obligations .......     $10,825     $    --     $    --      $10,825
  Mortgage-backed securities:
    FHLMC/FNMA ..........................       3,625          23          (4)       3,644
    REMIC's and CMO's ...................      17,788         118         (33)      17,873
                                              -------     -------     -------      -------
      Total securities held to maturity .     $32,238     $   141     $   (37)     $32,342
                                              =======     =======     =======      =======


                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2001 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Available for Sale      Held to Maturity
                                     ------------------      ----------------
                                     Amortized     Fair     Amortized     Fair
                                       Cost        Value      Cost        Value
                                       ----        -----      ----        -----
                                                   (In thousands)

Within 1 year ..................     $17,928     $18,082    $ 6,612    $ 6,612
Over 1 year to 5 years .........      24,622      24,891         60         60
Over 5 years to 10 years .......       1,268       1,188      1,191      1,191
Over 10 years ..................       1,075       1,107      3,378      3,378
                                     -------     -------    -------     -------
    Total bonds and obligations .     44,893      45,268     11,241     11,241
Mortgage-backed and asset-backed
  securities ....................     19,183      19,375     22,022     22,168
                                     -------     -------    -------    -------
   Total debt securities .......     $64,076     $64,643    $33,263    $33,409
                                     =======     =======    =======    =======


       At December 31, 2001 and 2000, the Company has pledged securities with an amortized cost of $5,807,000 and $7,592,000, respectively, and a fair value of $5,882,000 and $7,584,000, respectively, as collateral for repurchase agreements, and for its treasury tax and loan account.

      For the years ended December 31, 2001, 2000 and 1999, proceeds from the sales of securities available for sale amounted to $3,965,000, $32,854,000 and $1,191,000, respectively. Gross realized gains amounted to $440,000, $458,000 and $685,000, respectively. Gross realized losses amounted to $172,000, $35,000 and $194,000, respectively.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

4. LOANS

A summary of the balances of loans follows at December 31, 2001 and 2000:

                                                   2001           2000
                                                   ----           ----

                                                    (In thousands)

One- to four-family mortgage ............     $ 240,852      $ 249,440
Commercial mortgage .....................        84,741         63,871
Multi-family mortgage ...................        13,183         15,699
Construction ............................        22,936         14,290
Home equity .............................        34,439         34,471
Consumer ................................       236,604        248,662
Commercial ..............................       170,230        166,956
                                              ---------      ---------
    Total loans .........................       802,985        793,389
Allowance for loan losses ...............       (11,034)       (10,216)
Unamortized discount on purchased loans .          (203)            --
Net deferred loan costs .................           172            232
                                              ---------      ---------
    Loans, net ..........................     $ 791,920      $ 783,405
                                              =========      =========


At December 31, 2001, one- to four-family mortgage loans include $2,540,000 of loans which were held for sale. At December 31, 2000 no loans were held for sale.

An analysis of the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 follows:

                                               2001          2000         1999
                                               ----          ----         ----

                                                          (In thousands)

Balance at beginning of year ............  $ 10,216      $  8,534      $ 7,589
Provision for loan losses ...............     7,175         3,170        3,030
Loans charged-off .......................    (7,062)       (1,910)      (2,353)
Recoveries ..............................       705           422          268
                                           --------      --------      -------
Balance at end of year ..................  $ 11,034      $ 10,216      $ 8,534
                                           ========      ========      =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31, 2001 and 2000:

                                                              2001       2000
                                                            ------     ------
                                                             (In thousands)

Impaired loans with no valuation allowance ............     $  778     $  395
Impaired loans with a valuation allowance .............      1,359         71
                                                            ------     ------
Total impaired loans ..................................     $2,137     $  466
                                                            ======     ======
Valuation allowance allocated to impaired loans .......     $  113     $    4
                                                            ======     ======
Nonaccrual loans ......................................     $2,702     $2,869
                                                            ======     ======
       No additional funds are committed to be advanced in connection with impaired loans.

      For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in impaired loans amounted to $1,344,000, $1,094,000 and $2,496,000, respectively. The Company recognized $14,000, $16,000 and $23,000, respectively, of interest income on impaired loans, during the period that they were impaired, on the cash basis.

      The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $4,520,000 and $19,359,000 at December 31, 2001 and 2000, respectively. Consumer loans sold and serviced for others amounted to $40,694,000 and $49,901,000 at December 31, 2001 and 2000,
respectively.

      Substantially all loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets. However, one consumer loan sale during 2000 included recourse provisions amounting to $7,740,000 at December 31, 2000, and such recourse provision expired on September 30, 2001. These loans and the recourse provision are included in the accompanying consolidated balance sheet.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

 5.   PREMISES AND EQUIPMENT

      A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows at December 31, 2001 and 2000:
                                                                     Estimated
                                                 2001       2000    Useful Lives
                                                 ----       ----    ------------
                                                (In thousands)
Banking premises:
  Land.....................................   $ 1,558    $  1,558
  Buildings and improvements...............    17,737      16,074    5-50 years
  Equipment................................     9,601       6,537    2-38 years
  Construction in process..................       193         996
                                              -------    --------
                                               29,089      25,165
Accumulated depreciation and amortization..   (14,876)    (12,795)
                                              -------    --------
                                              $14,213    $ 12,370
                                              =======    ========



      Construction in process in 2000 includes a renovation project at the Allendale branch. During 2001, this project was completed and costs were transferred to the applicable categories.

      Construction in process in 2001 includes a computer conversion project on the consumer loan system. Estimated costs to complete are $31,000.

      Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 amount to $2,081,000, $1,668,000 and $1,860,000, respectively.

 6.   OTHER ASSETS

      Other assets consist of the following at December 31, 2001 and 2000:

                                             2001         2000
                                             ----         ----

                                             (In thousands)

Prepaid dealer reserves                   $  8,594      $10,019
Repossessed vehicles                         2,549        3,177
Cash surrender values, life insurance        4,525        4,171
Other                                        3,533        2,725
                                          --------      -------
   Total other assets                     $ 19,201      $20,092
                                          ========      =======

                  BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

 7.   DEPOSITS

     A summary of deposit balances, by type, is as follows at December 31, 2001 and 2000:

                                            2001        2000
                                            ----        ----
                                             (In thousands)
Demand ..............................     $ 82,758     $ 76,750
NOW .................................       80,970       79,978
Savings .............................      150,836      136,430
Money market ........................      110,199      115,800
Escrow ..............................          729          863
                                          --------     --------
   Total non-certificate accounts ...      425,492      409,821
                                          --------     --------
Term certificates less than $100,000       198,668      212,360
Term certificates of $100,000 or more      118,569      107,413
                                          --------     --------
   Total certificate accounts .......      317,237      319,773
                                          --------     --------
   Total deposits ...................     $742,729     $729,594
                                          ========     ========




     A summary of certificate accounts by maturity is as follows at December 31, 2001 and 2000:

                                 2001               2000

                            ----------------  --------------
                                    Weighted           Weighted
                                    Average             Average
                            Amount  Rate       Amount   Rate
                            ------  ----       ------   ----

                             (Dollars in thousands)

Within 1 year ........     $238,270   4.49%  $226,596  6.03%
Over 1 year to 3 years       56,140   4.80     72,084  6.47
Over 3 years .........       22,827   6.08     21,093  6.38
                           --------          --------
                           $317,237   4.67%  $319,773  6.15%
                           ========          ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

 8.   FEDERAL HOME LOAN BANK ADVANCES

      A summary of outstanding advances from the Federal Home Loan Bank of Boston ("FHLB"), by maturity, is as follows at December 31, 2001 and 2000:


                                      2001                  2000
                               -----------------------------------------
                                             Weighted               Weighted
                                             Average                Average
                               Amount        Rate     Amount        Rate
                               ------        ----     ------        ----
                                             (Dollars in thousands)

Fixed rate advances maturing:
 2001..................      $     --          --%  $ 49,000        6.59%
 2002..................        60,000        2.84         --          --
 2002..................         1,484 *      6.13      3,166 *      6.13
 2003..................         5,000        5.32      3,000        6.61
 2003..................         5,886 *      4.81      2,847 *      6.65
 2004..................        10,000        5.10         --          --
 2004..................         1,917 *      6.45      2,476 *      6.45
 2006..................         5,627        4.58        627        5.67
 2006..................           629 *      6.50        698 *      6.50
 2007..................         4,000        5.95      4,000        5.95
 2007..................         1,727 *      6.71      1,962 *      6.71
 2009..................         7,000        5.40      7,000        5.40
 2010..................        16,000        5.74     20,000        5.84
 2010..................         3,084 *      6.21         --          --
 2011..................         5,610        4.95        610        5.70
 2013..................         6,000        5.19      6,000        5.19
                             --------               --------
Total FHLB advances          $133,964        4.26%  $101,386        6.18%
                             ========               ========

      * Amortizing advances requiring monthly principal and interest payments.

      At December 31, 2001, certain FHLB advances are callable in the amounts of $33,000,000, $9,000,000 and $5,000,000 during 2002, 2003 and 2004, respectively.

      The Bank maintains a line of credit with the Federal Home Loan Bank of Boston which carries interest at a rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property. No amounts were outstanding under this line during 2001 and 2000.

                  BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

 9.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by investment securities.

A summary of repurchase agreements is as follows for the years ended December 31, 2001 and 2000:

                                                              2001        2000
                                                              ----        ----

                                                         (Dollars in thousands)

Balance at year end ...................................     $1,890      $2,030
Fair value of securities underlying the
   agreements at year end .............................     $2,312      $4,177
Interest rate on year end balance .....................       1.74%       6.00%
Average amount outstanding during year ................     $1,584      $1,683
Maximum amount outstanding at
   any month end ......................................     $2,340      $2,980
Weighted average interest rate during the year ........       3.78%       5.88%


     The Bank also has a repurchase agreement line of credit with the Depositors Insurance Fund of up to $2,000,000 to be secured by securities or other assets of the Bank. As of December 31, 2001 and 2000, there were no outstanding borrowings against this agreement.

10. INCOME TAXES

      Allocation of federal and state income taxes between current and deferred portions is as follows for the years ended December 31, 2001, 2000 and 1999:


                                                 2001         2000         1999
                                                 ----         ----         ----

                                                        (In thousands)

Current tax provision:
   Federal ..............................     $ 3,496      $ 4,024      $ 1,743
   State ................................         245        1,121          571
                                              -------      -------      -------
                                                3,741        5,145        2,314
                                              -------      -------      -------
Deferred tax provision (benefit):
   Federal ..............................         531       (1,822)         (75)
   State ................................          77         (561)         104
                                              -------      -------      -------
                                                  608       (2,383)          29
                                              -------      -------      -------
Change in valuation reserve .............          --         (402)        (348)
                                              -------      -------      -------
                                              $ 4,349      $ 2,360      $ 1,995
                                              =======      =======      =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

The reasons for the differences between the statutory federal income tax rate and the effective tax rates is summarized as follows for the years ended December 31, 2001, 2000 and 1999:

                                                        2001      2000     1999
                                                        ----      ----     ----

Statutory tax rate ..............................      34.0%     34.0%    34.0%
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit ......        1.6       5.3      5.9
  Dividends received deduction .................       (1.9)     (3.3)    (2.9)
  Non-taxable appreciation of securities donated         --        --     (3.6)
  Change in valuation reserve ..................         --      (5.8)    (4.6)
  Other, net ...................................       (0.9)      3.8     (2.6)
                                                       ----       ---     ----
Effective tax rates ..........................         32.8%     34.0%    26.2%
                                                       ====      ====     ====


The components of the net deferred tax liability are as follows at December 31, 2001 and 2000

                                                   2001          2000
                                                   ----          ----
                                                     (In thousands)

Deferred tax liability:
  Federal ..................................     $ 10,352      $ 10,898
  State ....................................          623           635
                                                 --------      --------
                                                   10,975        11,533
Deferred tax asset:
  Federal ..................................       (5,090)       (5,652)
  State ....................................       (1,312)       (1,399)
                                                 --------      --------
                                                   (6,402)       (7,051)
                                                 --------      --------
Net deferred tax liability ...............       $  4,573      $  4,482
                                                 ========      ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows at December 31, 2001 and 2000:

                                                 2001         2000
                                              --------     ---------
                                                   (In thousands)
Investments:
  Net unrealized gain on securities
    available for sale ....................     $ 10,087      $ 10,604
  Other ...................................          653           649
  Depreciation ............................           16            53
  Allowance for loan losses ...............       (4,295)       (4,126)
  Employee benefit plans ..................         (736)       (1,192)
  Charitable contribution carryover .......       (1,288)       (1,598)
  Other ...................................          136            92
                                                --------     ---------
  Net deferred tax liability ..............     $  4,573     $   4,482
                                                ========     =========




A summary of the change in the net deferred tax liability is as follows for the years ended December 31, 2001, 2000 and 1999:

                                                         2001     2000    1999
                                                         ----     ----    ----

                                                            (In thousands)

Balance at beginning of year ....................... $ 4,482  $  6,073  $7,252
Deferred tax (benefit) provision ...................     608    (2,383)     29
Deferred tax effects of net unrealized (losses)
  gains on securities available for sale ...........    (517)    1,194    (860)
Utilization of valuation reserve ...................      --      (402)   (348)
                                                     -------  --------  ------
Balance at end of year ............................. $ 4,573  $  4,482  $6,073
                                                     =======  ========  ======


A summary of the change in the valuation reserve applicable to the deferred tax assets is as follows for the years ended December 31, 2000 and 1999:

                                                             2001       2000
                                                             ----       ----

                                                              (In thousands)

Balance at beginning of year ..........................     $ 402      $ 750
Benefits utilized by current year operations ..........      (402)      (348)
Change in future income assumptions ...................        --         --
                                                             ----       ----
Balance at end of year ................................       $--      $ 402
                                                             ====       ====

                  BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

       The valuation reserve at December 31, 1999 related primarily to a charitable contribution carryover, which was used in full by December 31, 2000. There is a new contribution carryover at December 31, 2000, which expires in 2005. Management believes that the deferred tax assets related to this contribution carryover and other deductible temporary differences will be realized. As a result, no valuation reserve has been established at December 31, 2001 or December 31, 2000.

      The federal income tax reserve for loan losses at the Bank's base year is $844,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of $346,000 has not been provided.

11. COMMITMENTS AND CONTINGENCIES

      In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

      Loan commitments

      The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on balance sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at December 31, 2001 and 2000:
                                                               2001        2000
                                                               ----        ----

                                                              (In thousands)

Commitments to grant loans ............................     $23,031     $37,882
Unused funds on commercial lines of credit ............      46,059      48,485
Unadvanced funds on home equity and reddi-cash
  lines of credit .....................................      38,909      36,672
Unadvanced funds on construction loans ................       8,659      12,350
Standby letters of credit .............................       1,817       2,004



      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Funds to be disbursed for loans and home equity lines of credit are collateralized by real estate. Commercial lines of credit are generally secured by business assets and securities. Reddi-cash lines of credit are unsecured.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      Operating lease commitments

      Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2001, pertaining to banking premises and equipment, future minimum rent commitments are as follows:


                Years Ending
                December 31,                     (In thousands)
                ------------

                2002                                $  417
                2003                                   432
                2004                                   432
                2005                                   398
                2006                                   351
                Thereafter                           2,139
                                                     -----
                                                    $4,169
                                                    ======

      The leases contain options to extend for periods up to twenty years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $375,000, $593,000 and
$448,000, respectively.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

12. STOCKHOLDERS' EQUITY

      Minimum regulatory capital requirements

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies. Quantitative measures established by regulation to ensure capital adequacy require the the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Bank met the capital adequacy requirements.

     As of December 31, 2001, Berkshire Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. As part of management's revised strategy to address the level of automobile loans and the overall credit risk to Berkshire Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements and in amounts which management will determine in consideration of the amount of lower quality of sub-prime automobile loans in the loan portfolio.

The Company's and Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.



                                                                At December 31, 2001
                                             -------------------------------------------------------------------
                                                                                             Minimum To Be Well
                                                                         Minimum              Capitalized Under
                                                                          Capital             Prompt Corrective
                                                   Actual               Requirement           Action Provisions
                                              ------------------    --------------------    --------------------
                                              Amount       Ratio    Amount         Ratio     Amount        Ratio
                                              ------       -----    ------         -----     ------        -----
                                                                     (Dollars in thousands)

Total capital to risk weighted assets:
  Berkshire Hills Bancorp, Inc               $133,240      15.73%       N/A        N/A           N/A        N/A
  Berkshire Bank                              111,640      13.38    $66,749        8.0%      $83,437       10.0%

Tier 1 capital to risk weighted assets:
  Berkshire Hills Bancorp, Inc                109,895      12.98        N/A        N/A           N/A        N/A
  Berkshire Bank                               88,450      10.60     33,375        4.0        50,062        6.0

Tier 1 capital to average assets:
  Berkshire Hills Bancorp, Inc                109,895      11.02        N/A        N/A           N/A        N/A
  Berkshire Bank                               88,450      9.05      39,108        4.0        48,885        5.0





                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES


                                                               At December 31, 2001
                                            -------------------------------------------------------------------
                                                                                             Minimum To Be Well
                                                                         Minimum              Capitalized Under
                                                                          Capital             Prompt Corrective
                                                   Actual               Requirement           Action Provisions
                                            ------------------    --------------------    --------------------
                                            Amount       Ratio    Amount         Ratio     Amount        Ratio
                                            ------       -----    ------         -----     ------        -----
                                                                 (Dollars in thousands)


Total capital to risk weighted assets:
  Berkshire Hills Bancorp, Inc.              $159,164    20.15%      N/A           N/A       N/A           N/A
  Berkshire Bank                              122,270    15.61       $62,649       8.0%      $78,311       10.0%

Tier 1 capital to risk weighted assets:
  Berkshire Hills Bancorp, Inc.              135,238     17.12       N/A           N/A       N/A           N/A
  Berkshire Bank                              98,429     12.57       31,325        4.0       46,987        6.0

Tier 1 capital to average assets:
  Berkshire Hills Bancorp, Inc.              135,238     14.54       N/A           N/A       N/A           N/A
  Berkshire Bank                              98,429     10.64       37,003        4.0       46,253        5.0

     Common stock

     On March 28, 2001, the Board of Directors approved a dividend reinvestment plan and authorized its implementation. The plan, which is available to all shareholders of record of the Company's common stock, permits the reinvestment of all cash dividends, the deposit of shares for safekeeping and the sale and gifting of shares held under the plan. Common shares purchased pursuant to this plan were 3,094 shares. All shares are purchased in open market transactions.

      During 2001, the Company repurchased approximately 1,249,000 shares of outstanding common stock under a stock repurchase plan which began in January of this year. The Company also announced on November 15, 2001 that its Board of Directors approved an additional repurchase program for 328,965 shares or 5%, of its outstanding common stock and at December 31, 2001, had 174,812 shares remaining to be purchased in the latest 5% repurchase.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

13. EMPLOYEE BENEFIT PLANS

      Defined benefit pension plan

      The Company terminated its defined benefit pension plan effective February 24, 2001. During the second quarter of 2001, the Company recorded a loss of $167,000 from the curtailment of its defined benefit pension plan. The final plan settlement was approved by the IRS in the fourth quarter. The settlement gain was $2,341,000.

      The Company had provided pension benefits for eligible employees through a defined benefit pension plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, beginning with such employee's date of employment, automatically became a participant in the pension plan. Participants became fully vested when credited with three years of service.

      Information pertaining to the activity in the plan is as follows:

                                                 Plan Years Ended October 31,
                                                 ----------------------------

                                                      2000          1999
                                                      ----          ----

                                                       (In thousands)

Change in plan assets:
  Fair value of plan assets at beginning of year     $ 11,047      $  9,151
  Actual return on plan assets .................        1,639         1,753
  Employer contribution ........................          676           348
  Benefits paid ................................         (405)         (205)
                                                     --------      --------
  Fair value of plan assets at end of year .....       12,957        11,047
                                                     --------      --------

Change in benefit obligation:
  Benefit obligation at beginning of year ......        9,492         9,518
  Service cost .................................          564           519
  Interest cost ................................          736           642
  Actuarial gain ...............................          (18)         (982)
  Benefits paid ................................         (405)         (205)
                                                     --------      --------
  Benefit obligation at end of year ............       10,369         9,492
                                                     --------      --------

Funded status ................................          2,588         1,555
Unrecognized net actuarial gain ..............         (4,872)       (4,286)
Unrecognized prior service cost ..............            171           183
                                                     --------      --------

Accrued pension cost .........................       $ (2,113)     $ (2,548)
                                                     ========      ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

The components of net periodic pension cost are as follows for the plan year ended October 31, 2000 and 1999:

                                                           2000        1999
                                                           ----        ----

                                                           (In thousands)

Service cost .........................................    $ 564       $ 519
Interest cost ........................................      736         642
Expected return on plan assets .......................     (885)       (732)
Amortization of prior service cost ...................       12          11
Recognized net actuarial gain ........................     (186)       (104)
                                                          -----       -----
                                                          $ 241       $ 336
                                                          =====       =====


Actuarial assumptions used in accounting were:

                                                           2000        1999
                                                           ----        ----

Discount rate on benefit obligations .................     7.75%       6.75%
Rates of increase in compensation levels .............     4.50        4.50
Expected long-term rates of return on plan assets ....     8.00        8.00


      Defined contribution pension plan

      The Company has a qualified savings plan under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the 401(k) Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. During 2001, the Company has chosen to make matching contributions equal to 100% of the first 4% of an employee's compensation contributed to the 401(k) Plan. The Company made matching contributions which amounted to $528,000, $237,000 and $209,000, respectively, for the years ended December 31, 2001, 2000 and 1999.

      Supplemental executive retirement plan

      The Company has nonqualified supplemental executive retirement plans for the benefit of certain senior executives. Benefits generally commence no earlier than age sixty and continue for the life of the senior executive. As of December 31, 2001 and 2000, the Company has an accrued expense payable in the amount of $799,000 and $808,000, respectively, representing the present value of future payments under the supplemental retirement plans. In some instances, the Company has also entered into split-dollar life insurance agreements with senior executives to provide supplemental retirement benefits.

      Incentive plan

      The Company has an incentive plan ("the Plan") whereby all management and staff members are eligible to receive a bonus, tied to performance. The structure of the Plan is to be reviewed on an annual basis by the Executive Committee. The Plan year end is December 31. Incentive compensation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $600,000, $874,000 and $1,132,000, respectively.

      Other benefits

      The Company has in the past offered its retirees optional medical insurance coverage. All participating retirees are required to contribute in part to the cost of this coverage. The retiree medical plan was terminated on December 31, 1996. Any retiree participating in the plan at that time will continue to be covered for life, however, no new retirees can participate in this plan. At December 31, 2001 and 2000, the Company had an accrued liability in the amount of $535,000 and $584,000, respectively, for payment of future premiums under this plan.

                  BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

14. STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

      Stock options

      Under the Company's Stock-Based Incentive Plan, the Company may grant options to its directors, officers and employees for up to 767,376 shares of common stock. Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options vest at 20% per year.

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for the stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income (in thousands) and earnings per share would have been adjusted to the pro forma amounts indicated below:
                                                            Year Ended
                                                           December 31,
                                                                2001
                                                                ----
                                       (In thousands, except for per share data)
Net income ............................     As reported     $   8,911
                                              Pro forma     $   8,556
Earnings per share ....................     As reported     $    1.42
                                              Pro forma     $    1.37
Earnings per share - ..................     As reported     $    1.35
assuming dilution .....................     Pro forma       $    1.30

      The fair value of each option grant is estimated on the date of grant using the Modified Roll Geske option pricing model with the following weighted-average assumptions:
                                                Year Ended
                                                December 31,
                                                  2001
                                                  ----
Dividend yield                                  2.12%
Expected life in years                          10 years
Expected volatility                             18.01%
Risk-free interest rate                         5.12%

A summary of the status of the Company's stock options for the year ended December 31, 2001 is presented below:
                                                2001
                                     -------------------------
                                              Weighted Average
                                      Shares    Exercise Price
                                     ------    --------------
Fixed Options:
   Outstanding at beginning of year        --     $   --
   Granted ........................   767,366      16.75
   Exercised ......................        --         --
   Forfeited ......................        --
                                      -------
   Outstanding at end of year .....   767,366     $16.75
                                      =======
Options exercisable at year-end            --     $   --
Weighted-average fair value of
  options granted during the year                 $ 3.44

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

Information pertaining to options outstanding at December 31, 2001 is as follows:


                                            Weighted Average
Exercise                  Number            Remaining               Number
Price                     Outstanding       Contractual Life        Exercisable


$16.75                    767,366           9.2 years              --
                          =======                              ============
      Stock awards

      Under the Company's Stock-Based Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 306,950 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Company recorded compensation cost related to the stock awards of approximately $1,000,000 in 2001. No compensation expense was recorded in 2000 as the plan was approved in 2001.

      A summary of the status of the Company's stock awards is presented below:


                                                      Year Ended
                                                      December 31,
                                                           2001
                                                         -------
Balance at beginning of year .......................          --
  Granted ..........................................     306,945
  Cancelled ........................................          --
                                                         -------
Balance at end of year .............................     306,945
                                                         =======

Fair value of stock awards granted during the year       $ 17.76

       Employee Stock Ownership Plan

      The Company has established an Employee Stock Ownership Plan (the "ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the conversion, Berkshire Hills Funding Corporation provided a loan to the Berkshire Bank Employee Stock Ownership Plan Trust which was used to purchase 8%, or 613,900 shares, of the Company's outstanding stock in the open market. The loan bears interest equal to 9.5% and provides for quarterly payments of interest and principal.

      At December 31, 2001, the remaining principal balance is payable as follows:

Years Ending
December 31,                          (In thousands)
------------

2002                                    $  245
2003                                       269
2004                                       294
2005                                       325
2006                                       356
Thereafter                               5,278
                                        ------
                                        $6,767
                                        ======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $773,000 for the year ended December 31, 2001. Shares held by the ESOP include the following at December 31, 2001:

Allocated ...............      43,016
Committed to be allocated      40,938
Unallocated .............     529,946
                              -------
                              613,900
                              =======

      Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of these shares was approximately $12,431,000 at December 31, 2001.

15. RELATED PARTY TRANSACTIONS

      In the ordinary course of business, the Bank has granted loans to directors and officers and their affiliates. Such loans which aggregate more than $60,000 on an individual basis, amounted to $6,089,000 and $3,967,000 at December 31, 2001 and 2000, respectively.

      During the year ended December 31, 2001 total principal additions were $2,941,000 and total principal payments were $819,000.

16. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

      Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis.

      At December 31, 2001 and 2000, the Bank's retained earnings available for the payment of dividends was $66,749,000 and $62,649,000, respectively, and funds available for loans or advances amounted to $11,164,000 and $12,227,000, respectively.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Off balance sheet instruments: Fair values for off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of off balance sheet instruments are immaterial.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      The carrying amounts and estimated fair values of the Company's financial instruments are as follows at December 31, 2001 and 2000:

                                                   2001                   2000
                                           ------------------    ----------------------
                                           Carrying    Fair       Carrying         Fair
                                           Amount      Value       Amount          Value
                                           ------      -----       ------          -----
                                                        (In thousands)
Financial assets:
  Cash and cash equivalents .......     $ 42,123     $ 42,123     $ 43,612     $ 43,612
  Securities available for sale ...      104,446      104,446       99,309       99,309
  Securities held to maturity .....       33,263       33,409       32,238       32,342
  Federal Home Loan Bank stock ....        7,027        7,027        5,651        5,651
  Loans, net ......................      791,920      800,669      783,405      772,970
  Accrued interest receivable .....        5,873        5,873        6,310        6,310
  Savings Bank Life Insurance stock        2,043        2,043        2,043        2,043

Financial liabilities:
  Deposits ........................      742,729      748,615      729,594      730,451
  Federal Home Loan Bank advances .      133,964      137,748      101,386      102,874
  Securities sold under agreements
    to repurchase .................        1,890        1,890        2,030        2,030


                  BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

18. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

      Condensed financial information pertaining only to the parent company, Berkshire Hills Bancorp, Inc. which commenced operations on June 27, 2000 is as follows:

                                CONDENSED BALANCE SHEET

                                                         At December 31,
                                                      2001           2000
                                                      ----           ----
                                                        (In thousands)
Assets
  Cash due from Berkshire Bank ................     $  6,777     $ 12,740
  Securities available for sale, at fair value         6,119       13,937
  Investment in common stock of Berkshire Bank       113,050      124,590
  Investment in common stock of Berkshire Hills
  Funding Corporation .........................        6,949        8,020
  Investment in common stock of Berkshire
    Hills Technology, Inc. ....................        4,743           --
  Other assets ................................        1,712        2,050
                                                    --------     --------

    Total assets ..............................     $139,350     $161,337
                                                    ========     ========

Liabilities and Stockholders' Equity
  Accounts payable ............................     $     27     $     15
  Stockholders' equity ........................      139,323      161,322
                                                    --------     --------

    Total liabilities and stockholders' equity      $139,350     $161,337
                                                    ========     ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                         CONDENSED STATEMENT OF INCOME

                                                                Years Ended December 31,
                                                                 -----------------------
                                                                 2001         2000
                                                                 ----         ----
                                                                     (In thousands)
Income:
Dividends from Berkshire Bank ............................     $ 14,650      $   800
Dividends from Berkshire Hills Funding Corporation .......        1,700           --
Interest on securities ...................................          779          205
Other ....................................................          206           --
                                                               --------      -------
    Total income .........................................       17,335        1,005
                                                               --------      -------
Operating expenses:
Charitable contribution ..................................           --        5,684
Other ....................................................          459           72
                                                               --------      -------
    Total operating expenses .............................          459        5,756
                                                               --------      -------
Income (loss) before income taxes and equity in
  undistributed income (loss) of subsidiaries ............       16,876       (4,751)
Applicable income tax provision (benefit) ................          138       (1,932)
                                                               --------      -------
Income (loss) before equity in undistributed income (loss)
  of subsidiaries ........................................       16,738       (2,819)
Equity in undistributed income (loss) of Berkshire Bank ..       (6,799)       7,082
Equity in undistributed income (loss) of Berkshire Hills
Funding Corporation ......................................       (1,071)         319
Equity in undistributed income of Berkshire Hills
  Technology, Inc ........................................           43           --
                                                               --------      -------
    Net income ...........................................     $  8,911      $ 4,582
                                                               ========      =======


                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(concluded)


                       CONDENSED STATEMENT OF CASH FLOWS
                                                                    Years Ended
                                                                   December 31,
                                                               --------------------
                                                                2001           2000
                                                                ----           ----
                                                                  (In thousands)
Cash flows from operating activities:
  Net income ............................................     $  8,911      $  4,582
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Equity in undistributed loss (income) of Berkshire Bank      6,799        (7,082)
    Equity in undistributed loss (income) of
    Berkshire Hills Funding Corporation ...................      1,071          (319)
    Equity in undistributed income of
    Berkshire Hills Technology, Inc .......................        (43)           --
    Charitable contribution in the form of
    Berkshire Hills Bancorp, Inc. common stock ............         --         5,684
    Deferred tax benefit ..................................       (310)       (1,598)
    Net accretion (amortization) of securities ............          5           (10)
  Other, net ............................................          591          (320)
                                                              --------      --------
     Net cash provided by operating activities ..........       17,024           937
                                                              --------      --------
Cash flows from investing activities:
  Activity in available for sale securities:
    Sales ...............................................        4,666         1,000
    Maturities ..........................................       15,460         1,950
    Principal payments ..................................          147            25
    Purchases ...........................................      (12,460)      (16,958)
  Investment in Berkshire Bank ..........................           --       (34,192)
  Investment in Berkshire Hills Funding Corporation .....           --        (7,701)
  Investment in Berkshire Hills Technology, Inc. ........       (4,700)           --
                                                              --------      --------
     Net cash provided by (used in) investing activities         3,113       (55,876)
                                                              --------      --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ................           --        68,386
  Payments to acquire treasury stock ....................      (23,292)           --
  Dividends paid ........................................       (2,808)         (707)
                                                              --------      --------

     Net cash provided by investing activities ..........      (26,100)       67,679
                                                              --------      --------

Net change in cash and cash equivalents .................       (5,963)       12,740

Cash and cash equivalents at beginning of period ........       12,740            --
                                                              --------      --------

Cash and cash equivalents at end of period ..............     $  6,777      $ 12,740
                                                              ========      ========




                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

19.      QUARTERLY DATA (UNAUDITED)

         Quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:

                                                      2001                                               2000
                                  ---------------------------------------------      -----------------------------------------------
                                  Fourth      Third        Second       First        Fourth       Third        Second        First
                                  Quarter     Quarter      Quarter      Quarter      Quarter      Quarter      Quarter       Quarter
                                  -------     -------      -------      -------      -------      -------      -------       -------

                                                                 (In thousands, except per share data)


Interest and dividend income.   $ 18,300     $ 19,096     $ 19,264     $ 19,136     $ 19,503     $ 18,826     $ 17,143      $ 15,546
Interest expense ......            7,233        8,463        8,751        9,113        9,235        8,639        8,250         7,343
                                --------     --------     --------     --------     --------     --------     --------      --------
Net interest income ...           11,067       10,633       10,513       10,023       10,268       10,187        8,893         8,203
Provision for loan losses(1)       4,550          945          840          840          740          810          810           810
Other income ..........            4,420        3,606        1,447        1,110        1,242        1,161          965         1,378
Operating expenses(2) .            8,380        9,429        7,374        7,201        7,057        6,742       11,954         6,432
Provision (benefit) for
income taxes ..........              838        1,258        1,239        1,014        1,256        1,297         (975)          782
                                --------     --------     --------     --------     --------     --------     --------      --------
Net income (loss) .....         $  1,719     $  2,607     $  2,507     $  2,078     $  2,457     $  2,499     $ (1,931)     $  1,557
                                ========     ========     ========     ========     ========     ========     ========      ========
Earnings per share:(3)
  Basic .................       $   0.30     $   0.42     $   0.39     $   0.31     $   0.35     $   0.35          N/A           N/A
  Diluted ...............           0.28         0.40         0.37         0.30         0.35         0.35          N/A           N/A


Notes:    (1)The increase in the fourth quarter provision loan lossesis attributable to a more aggressive 2001 for charge-off policy for automobile loans.

          (2)Operating expenses in the 2000 second quarter were impacted by the $5,684,000 charitable contribution in connection with the conversion to a stock institution.

          (3)Earnings per share is not applicable ("N/A") for quarters prior to the 2000 third quarter since shares of the Company's stock were not issued until June 27, 2000.

                                    PART III

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information concerning the directors of the Company, the information contained under the sections captioned "Proposal I - Election of Directors" in Berkshire Hills' Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference. For information concerning officers of the Company, reference is made to Part I, Item 1 A, "Business--Executive Officers of the Registrant" in this report. Reference is made to the cover page of this report and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for information regarding compliance with
Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

      The information contained under the sections captioned "Executive Compensation" and "Directors Compensation" in the Proxy Statement is incorporated herein by reference.

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

              PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statement

     o    Independent Auditors' Report

     o    Consolidated Balance Sheets as of December 31, 2001 and 2000

     o Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

     o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999

     o Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

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

     (3)  Exhibits

     3.1  Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)

     3.2  Bylaws of Berkshire Hills Bancorp, Inc.(1)

     4.0  Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(1)

     10.1 Employment Agreement between Berkshire Bank and James A. Cunningham, Jr.(2)

     10.2 Employment Agreement between Berkshire Bank and Robert A. Wells(2)

     10.3 Employment Agreement between Berkshire Bank and Susan M. Santora(2)

     10.4 Employment Agreement between Berkshire Bank and Michael P. Daly(2)

     10.5 Employment Agreement between Berkshire Bank and Charles F. Plungis, Jr.(2)

     10.6 Employment Agreement between Berkshire Hills Bancorp, Inc. and James
          A. Cunningham, Jr.(2)

     10.7 Employment Agreement between Berkshire Hills Bancorp, Inc. and Robert
          A. Wells(2)


     10.8 Employment Agreement between Berkshire Hills Bancorp, Inc. and Susan
          M. Santora(2)

     10.9 Employment Agreement between Berkshire Hills Bancorp, Inc. and Michael
          P. Daly(2)

     10.10 Employment Agreement between Berkshire Hills Bancorp, Inc. and Charles F. Plungis, Jr.(2)

     10.11 Form of Berkshire Bank Employee Severance Compensation Plan(1)


     10.12 Form of Berkshire Bank Supplemental Executive Retirement Plan(1)

     10.13 Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan(3)

     11.0 Statement re: Computation of Per Share Earnings

     21.0 Subsidiary Information is incorporated herein by reference to Part I,
          Item 1, "Business - Subsidiary Activities"

     23.0 Consent of Wolf & Company, P.C.

------------------------------

(1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-K as filed in March 29, 2001 (File No. 001-15781)

(3) Incorporated herein by reference into this document from the appendix to the proxy statement as filed on December 7, 2000 (File No. 001-15781)


(b)  Reports on Form 8-K None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Berkshire Hills Bancorp, Inc.


Date: March 27, 2002                 By: /s/ James A. Cunningham, Jr.
                                         ----------------------------
                                         James A. Cunningham, Jr. President,
                                         Chief Executive Officer and Director


/s/ James A. Cunningham, Jr.                President, Chief Executive Officer                 March 27, 2002
-----------------------------               and Director
James A. Cunningham, Jr.                    (principal executive officer)


/s/ Charles F. Plungis, Jr.                 Senior Vice President, Treasurer                   March 27, 2002
------------------------                    and Chief Financial Officer
Charles F. Plungis, Jr.                    (principal accounting
                                            and financial officer)


/s/ Robert A. Wells                         Chairman of the Board                              March 27, 2002
-------------------
Robert A. Wells


/s/ Thomas O. Andrews                       Director                                           March 27, 2002
-------------------
Thomas O. Andrews


/s/ Thomas R. Dawson, CPA                   Director                                           March 27, 2002
-------------------
Thomas R. Dawson, CPA


/s/ Henry D. Granger                        Director                                           March 27, 2002
-------------------
Henry D. Granger


/s/ A. Allen Gray, Esq.                     Director                                           March 27, 2002
-------------------
A. Allen Gray, Esq.


/s/ John Kittredge                          Director                                           March 27, 2002
-------------------
John Kittredge


/s/ Peter J. Lafayette                      Director                                           March 27, 2002
-------------------
Peter J. Lafayette


/s/ Edward G. McCormick, Esq.               Director                                           March 27, 2002
-------------------
Edward G. McCormick, Esq.






/s/ Catherine B. Miller                    Director                                 March 27, 2002
-------------------
Catherine B. Miller


/s/ Michael G. Miller                      Director                                 March 27, 2002
-------------------
Michael G. Miller


/s/ Raymond B. Murray, III                 Director                                 March 27, 2002
-------------------
Raymond B. Murray, III


/s/ Louis J. Oggiani, Esq.                 Director                                 March 27, 2002
-------------------
Louis J. Oggiani, Esq.


/s/ Robert S. Raser                        Director                                 March 27, 2002
-------------------
Robert S. Raser


/s/ Corydon L. Thurston                    Director                                 March 21, 2001
-------------------
Corydon L. Thurston


/s/ Ann H. Trabulsi                        Director                                 March 27, 2002
-------------------
Ann H. Trabulsi


/s/ William E. Williams                    Director                                 March 27, 2002
-------------------
William E. Williams


/s/ Anne Everest Wojtkowski                Director                                 March 27, 2002
-------------------
Anne Everest Wojtkowski

