Form 10-Q
period 2002-03-31
BERKSHIRE HILLS BANCORP INC
filed 2002-05-14
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

     The Issuer had 6,236,727 shares of common stock, par value $0.01 per share, outstanding as of May 10, 2002.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of                                 1
           March 31, 2002 and December 31, 2001

           Consolidated Statements of Income for the Three Months            2
           Ended March 31, 2002 and 2001

           Consolidated Statements of Changes in Stockholders' Equity        3
           for the Three Months Ended March 31, 2002 and 2001

           Consolidated Statements of Cash Flows for the                     4
           Three Months Ended March 31, 2002 and 2001

           Notes to Consolidated Financial Statements                        6

Item 2.    Management's Discussion and Analysis of Financial                 8
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk       16

PART II:          OTHER INFORMATION

Item 1.    Legal Proceedings                                                19
Item 2.    Changes in Securities and Use of Proceeds                        19
Item 3.    Defaults Upon Senior Securities                                  19
Item 4.    Submission of Matters to a Vote of Security Holders              19
Item 5.    Other Information                                                19
Item 6.    Exhibits and Reports on Form 8-K                                 19

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            Unaudited
                                                                             March 31,        December 31,
                                                                               2002               2001
                                                                               ----               ----
                                                                          (In thousands)
Assets:
   Cash and due from banks                                                 $   22,561         $   22,652
   Short-term investments                                                      37,910             19,471
                                                                           ----------         ----------
      Total cash and cash equivalents                                          60,471             42,123

   Securities available for sale, at fair value                               106,326            104,446
   Securities held to maturity, at amortized cost                              32,549             33,263
   Federal Home Loan Bank stock, at cost                                        7,102              7,027
   Savings Bank Life Insurance stock, at cost                                   2,043              2,043

   Loans                                                                      785,720            800,414
   Loans held for sale, at fair value                                             170              2,540
   Allowance for loan losses                                                  (10,759)           (11,034)
                                                                           ----------         ----------
      Net loans                                                               775,131            791,920

   Premises and equipment, net                                                 14,000             14,213
   Foreclosed real estate                                                       2,000                 --
   Accrued interest receivable                                                  5,632              5,873
   Goodwill and other intangibles                                              10,417             10,592
   Other assets                                                                18,968             19,201
                                                                           ----------         ----------
      Total assets                                                         $1,034,639         $1,030,701
                                                                           ==========         ==========

Liabilities and Stockholders' Equity:
   Deposits                                                                 $ 741,442         $  742,729
   Federal Home Loan Bank advances                                            142,030            133,964
   Securities sold under agreements to repurchase                               1,590              1,890
   Net deferred tax liability                                                   4,488              4,573
   Accrued expenses and other liabilities                                       4,621              5,099
                                                                           ----------         ----------
      Total liabilities                                                       894,171            888,255
                                                                           ----------         ----------

   Minority Interests                                                           2,956              3,123
   Stockholders' equity:
       Preferred stock ($.01 par value; 1,000,000 shares
          authorized; none issued or outstanding)                                  --                 --
      Common stock ($.01 par value:  26,000,000 shares
         authorized; shares issued: 7,673,761 at March 31, 2002
         and December 31, 2001; shares outstanding: 6,273,740
         at March 31, 2002 and 6,425,140 at December 31, 2001)                     77                 77
      Additional paid-in capital                                               74,305             74,146
      Unearned compensation                                                   (10,709)           (11,101)
      Retained earnings                                                        81,628             80,657
      Accumulated other comprehensive income                                   18,756             18,836
      Treasury stock, at cost (1,400,021 shares at March 31, 2002
          and 1,248,621 shares at December 31, 2001)                          (26,545)           (23,292)
                                                                           ----------         ----------
         Total stockholders' equity                                           137,512            139,323
                                                                           ----------         ----------
Total liabilities and stockholders' equity                                 $1,034,639         $1,030,701
                                                                           ==========         ==========



     See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Unaudited
                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                          2002           2001
                                                          ----           ----
                                                         (In thousands, except
                                                           per share amounts)
Interest and dividend income:
   Bond interest                                        $  1,256       $  1,513
   Stock dividends                                           290            394
   Short-term investment interest                             57             75
   Loan interest                                          14,957         17,154
                                                        --------       --------
Total interest and dividend income                        16,560         19,136
                                                        --------       --------

Interest expense:
   Interest on deposits                                    4,664          7,261
   Interest on FHLB advances                               1,414          1,673
   Interest on securities sold under agreements
      to repurchase and other borrowings                       8            179
                                                        --------       --------
Total interest expense                                     6,086          9,113
                                                        --------       --------

Net interest income                                       10,474         10,023

Provision for loan losses                                  1,510            840
                                                        --------       --------
Net interest income, after provision for loan losses       8,964          9,183
                                                        --------       --------

Non-interest income:
   Customer service fees                                     447            407
   Trust department fees                                     487            430
   Loan fees                                                 200            119
   Loss on  sale of securities, net                          (20)            (1)
   License maintenance and processing fees                 1,077             --
   License sales and other fees                              364             --
   Other income                                              189            155
                                                        --------       --------
      Total non-interest income                            2,744          1,110
                                                        --------       --------

Operating expenses:
   Salaries and benefits                                   5,528          3,622
   Occupancy and equipment                                 1,418          1,089
   Marketing and advertising                                  88            146
   Data processing                                           190            171
   Professional services                                     299            253
   Office supplies                                           183            285
   Foreclosed real estate and other loans, net               483            536
   Amortization of other intangibles                         175            124
   Minority interests                                       (167)            --
   Other expenses                                          1,029            975
                                                        --------       --------
      Total operating expenses                             9,226          7,201
                                                        --------       --------

Income before taxes                                        2,482          3,092
   Provision for income taxes                                806          1,014
                                                        --------       --------
Net income                                              $  1,676       $  2,078
                                                        ========       ========

Earnings per share:
   Basic                                                $   0.30       $   0.31
   Diluted                                              $   0.28       $   0.30
Weighted average shares outstanding:
   Basic                                                   5,540          6,678
   Diluted                                                 5,963          6,916


     See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                    UNAUDITED
                                 (In Thousands)

                                                                                              Accumulated
                                                         Additional                              Other
                                                 Common   Paid-in      Unearned     Retained  Comprehensive  Treasury
                                                 Stock    Capital    Compensation   Earnings     Income        Stock         Total
                                                 -----    -------    ------------   --------     ------        -----         -----
Balance at December 31, 2001                    $    77   $  74,146   $ (11,101)   $  80,657    $  18,836    $ (23,292)   $ 139,323

Comprehensive income:
   Net income                                        --          --          --        1,676           --           --        1,676

   Change in net unrealized gain on
        securities available for sale, net of
        reclassification adjustments and
        tax effects                                  --          --          --           --          (80)          --          (80)
                                                                                                                          ---------
         Total comprehensive income                                                                                           1,596

Cash dividends declared ($.12 per share)             --          --          --         (705)          --           --         (705)

Stock repurchased                                    --          --          --           --           --       (3,253)      (3,253)

Change in unearned compensation - MRP                --          74         273           --           --           --          347

Change in unearned compensation - ESOP               --          85         119           --           --           --          204
                                                -------   ---------   ---------    ---------    ---------    ---------    ---------

Balance at March 31, 2002                       $    77   $  74,305   $ (10,709)   $  81,628    $  18,756    $ (26,545)   $ 137,512
                                                =======   =========   =========    =========    =========    =========    =========


Balance at December 31, 2000                    $    77   $  74,054   $  (7,187)   $  74,554    $  19,824    $      --    $ 161,322

Comprehensive income:
   Net income                                        --          --          --        2,078           --           --        2,078

   Change in net unrealized gain on
        securities available for sale, net of
        reclassification adjustments and
        tax effects                                  --          --          --           --         (811)          --         (811)
                                                                                                                          ---------
         Total comprehensive income                                                                                           1,267

Cash dividends declared ($.10 per share)             --          --          --         (706)          --           --         (706)

Stock repurchased                                    --          --          --           --           --       (6,824)      (6,824)

Purchase of common stock - MRP                       --          --      (5,453)          --           --           --       (5,453)

Change in unearned compensation - MRP                --          --         182           --           --           --          182

Change in unearned compensation - ESOP               --          51         128           --           --           --          179
                                                -------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at March 31, 2001                       $    77   $  74,105   $ (12,330)   $  75,926    $  19,013    $  (6,824)   $ 149,967
                                                =======   =========   =========    =========    =========    =========    =========



     See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Unaudited
                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                    2002           2001
                                                                    ----           ----
                                                                       (In thousands)
Cash flows from operating activities:
   Net income                                                     $  1,676       $  2,078
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                    1,510            840
        Net amortization of securities                                 167             63
        Depreciation and amortization expense                          598            416
        Amortization of other intangibles                              175            124
        Management rewards plan expense                                347            182
        Employee stock ownership plan expense                          204            179
        Gain(Loss) on sales and dispositions of securities, net        (20)             1
        Deferred tax provision (benefit)                                (1)            (1)
        Net change in loans held for sale                            2,370             --
        Minority interest                                             (167)            --
        Changes in operating assets and liabilities:
          Accrued interest receivable and other assets                 474          1,421
          Accrued expenses and other liabilities                      (478)           844
                                                                    ------        -------
             Net cash provided by operating activities               6,855          6,147
                                                                    ------        -------

Cash flows from investing activities:
   Activity in available for sale securities:
      Sales                                                          1,255            999
      Maturities                                                     7,985         10,720
      Principal payments                                             6,687          2,211
      Purchases                                                    (18,073)       (13,066)
   Activity in held to maturity securities:
      Maturities                                                     2,222            985
      Principal payments                                             7,213          4,211
      Purchases                                                     (8,766)        (4,721)
   Purchase of Federal Home Loan Bank stock                            (75)          (533)
   Loan originations, net of principal payments                     10,909        (22,013)
   Proceeds from sale of loans from portfolio                           --         11,622
   Additions to banking premises and equipment                        (385)          (624)
   Proceeds from sales of foreclosed real estate                        --             50
                                                                    ------        -------
         Net cash provided (used) by investing activities            8,972        (10,159)
                                                                    ------        -------


                                   (continued)

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                                Unaudited
                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                            2002           2001
                                                                            ----           ----
                                                                              (In thousands)
Cash flows from financing activities:
   Net decrease in deposits                                                (1,287)       (14,589)
   Net decrease in securities sold under
      agreements to repurchase                                               (300)          (320)
   Proceeds from Federal Home Loan Bank advances with
      maturities in excess of three months                                 30,000         35,000
   Repayments of Federal Home Loan Bank advances with
      maturities in excess of three months                                (21,934)       (24,855)
   Proceeds of borrowings with maturities of three months
      or less, net of repayments                                               --          2,559

   Net decrease in loans sold with recourse                                    --         (2,949)
   Treasury stock purchased                                                (3,253)        (6,824)
   Purchase of common stock in connection with employee and non-
      employee directors benefit programs                                      --         (5,453)
      Dividends paid                                                         (705)          (706)
                                                                         --------       --------
            Net cash provided (used) by financing activities                2,521        (18,137)
                                                                         --------       --------

Net change in cash and cash equivalents                                    18,348        (22,149)

Cash and cash equivalents at beginning of quarter                          42,123         43,612
                                                                         --------       --------

Cash and cash equivalents at end of quarter                              $ 60,471       $ 21,463
                                                                         ========       ========

Supplemental cash flow information:
   Interest paid on deposits                                             $  4,754       $  7,267
   Interest paid on borrowed funds                                          1,479          1,521
   Income taxes paid (refunded), net                                          781            (48)
   Transfers from loans to foreclosed real estate                           2,000             --


     See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)


Note 1.   Basis of Presentation
-------------------------------

     The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp., and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2001. The consolidated financial information at March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

Note 2.   Commitments
---------------------

     At March 31, 2002, the Company had outstanding commitments to originate new residential and commercial loans totaling $24.8 million, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $38.9 million and unadvanced commercial lines, including unadvanced construction loan funds, totaled $53.6 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3.   Earnings Per Share
----------------------------

     Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential diluted shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan (the "ESOP") are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three months ended March 31, 2002 and 2001 respectively.

     Basic earnings per share equaled $0.30 for the quarter ending March 31, 2002, based on 5,540,348 average shares outstanding as compared to $0.31 for the quarter ending March 31, 2001 based on 6,678,372 average shares outstanding. Diluted earnings per share equaled $0.28 for the quarter ending March 31, 2002, based on 5,963,229 average shares outstanding as compared to $0.30 for the quarter ending March 31, 2001 based on 6,915,909 average shares outstanding.

Note 4.   Book Value
--------------------

     The book value per share of Berkshire Hills' common stock on March 31, 2002 was $21.92, based on total equity of $137.5 million and outstanding shares of 6,273,740. This compares to December 31, 2001's book value of $21.68, based on total equity of $139.3 million and total outstanding shares of 6,425,140.

Note 5.   Dividend
------------------

     On January 23, 2002, our Board of Directors approved the payment of a cash dividend of $0.12 per share, payable on February 22, 2002, to stockholders of record on February 7, 2002.

Note 6.   Stock Repurchase Program
----------------------------------

     During the first quarter of 2002, the Company continued its fourth 5% stock repurchase program purchasing 151,400 shares at a cost of $3.3 million. At March 31, 2002, a total of 305,552 shares out of an authorized 328,965 shares had been purchased.

Note 7.   Recent Accounting Pronouncements
------------------------------------------

     On June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2001, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. The impact of adopting this pronouncement benefited the Company by approximately $22,000 in the first quarter. The Company will evaluate its goodwill for impairment prior to June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2002 and 2001, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

General

     Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks. With eleven full service branch offices serving communities throughout Berkshire County, Berkshire Bank is the largest banking institution based in Western Massachusetts. The Bank is a community-based financial institution that originates a variety of loan products including real estate loans, commercial loans, and consumer loans primarily in Berkshire County, Massachusetts and its surrounding areas. The Bank offers a wide variety of deposit products and other investment products and financial services to its customers, including asset management and trust services. Berkshire Hills, through its wholly owned subsidiary Berkshire Hills Technology, Inc., owns a 60.3% interest in EastPoint Technologies, LLC. ("EastPoint"), a data and financial services provider for financial institutions.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

     Total assets at March 31, 2002 were $1.035 billion, an increase of $3.9 million, or 0.4%, from $1.031 billion at December 31, 2001. A planned reduction in the origination of indirect automobile loans was the primary factor responsible for a $17.1 million decrease in loans outstanding. Excess funds were used to purchase securities which led to an $18.4 million increase in short-term investments. Deposits declined $1.3 million to $741.4 million in the quarter as growth in savings and money market accounts, fueled by municipal deposits, nearly offset a decline in demand deposits and certificates of deposit.

Loans

     Total loans outstanding decreased $17.1 million, or 2.1%, to $785.9 million during the first quarter of 2002. Much of the decline came in the consumer loan portfolio, which fell $10.8 million to $260.2 million at March 31, 2002, reflecting the Company's strategy to reduce emphasis on indirect automobile lending. The automobile loan portion of the portfolio decreased by $8.9 million during the quarter and comprised 26.36% of total loans outstanding down from 26.90% at December 31, 2001. In an effort to mitigate future losses in the consumer loan portfolio, the Company has decided to exit the sub-prime automobile loan business by allowing its existing sub-prime automobile loans to run off and by discontinuing the origination of new sub-prime loans. In implementing this strategy during the first quarter of 2002, the Company saw its sub-prime automobile loans fall from $113.9 million at December 31, 2001 to $107.5 million at March 31, 2002. It is estimated that the balance of sub-prime automobile loans held by the Company on December 31, 2002 will be approximately $67.0 million.

     Residential one-to four-family loans declined $7.3 million to $222.2 million at March 31, 2002 as the first quarter has historically been a slow quarter for new mortgage originations and the Company continued to sell a majority of its fixed rate one-to four-family loan originations.

     Commercial construction loans decreased by $3.9 million as two large projects completed construction in the first quarter of 2002. In each instance, construction loans were converted to permanent financing. Somewhat offsetting this decrease was over $2.2 million advanced on new construction projects.

     Commercial loans increased by $4.7 million, or 2.7%, in the first quarter of 2002. The increase was the direct result of developing a large number of smaller new relationships in Berkshire County as well as adding a new $2.0 million commercial loan to a newspaper distributor in Albany, NY. In addition, advances on lines of credits to existing borrowers accounted for over a million dollars in new loans. This growth was partially offset by the transfer of a $2.0 million commercial loan secured by real estate into other real estate owned as well as the full collection of a $912,000 nonaccrual loan.

                                            At March 31, 2002               At December 31, 2001
                                         --------------------------       ------------------------
                                                           Percent                         Percent
                                         Balance           of Total       Balance          of Total
                                         -------           --------       -------          --------
                                                            (Dollars in thousands)
Mortgage loans on real estate:
   Residential one-to four-family      $   222,166          28.27%      $   229,432          28.57%
   Residential construction                  4,197           0.53%            3,585           0.45%
   Commercial one-to four-family            11,177           1.42%           11,517           1.43%
   Commercial real estate                   84,583          10.76%           84,538          10.53%
   Commercial construction                  15,464           1.97%           19,351           2.41%
   Multi-family                             13,106           1.67%           13,183           1.64%
                                       -----------          -----       -----------          -----
      Total real estate                    350,693          44.62%          361,606          45.03%

Commercial loans                           174,964          22.26%          170,305          21.21%

Consumer loans:
   Automobile                              207,165          26.36%          216,026          26.90%
   Home equity loans                        34,676           4.41%           34,439           4.30%
   Other                                    18,392           2.34%           20,578           2.56%
                                       -----------          -----       -----------          -----
      Total consumer loans                 260,233          33.11%          271,043          33.76%

Total loans                                785,890                          802,954

Less:  Allowance for loan losses           (10,759)          1.37%          (11,034)          1.37%
                                       -----------                      -----------
      Loans, net                       $   775,131                      $   791,920
                                       ===========                      ===========


Allowance for Loan Losses

     All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions in an amount considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on March 31, 2002, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

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

     On March 31, 2002, the allowance for loan losses totaled $10.8 million, or 1.37% of total loans, as compared to $11.0 million, or 1.37% of total loans, on December 31, 2001. Charged-off loans totaled $3.1 million during the first three months this year as compared to $648,000 last year primarily due to continued weakness in the indirect automobile portfolio and a change in charge-off policy whereby all automobile loans that were 120 days or more past due, except for those customers who are in bankruptcy proceedings, were charged-off. However, recoveries totaled $1.3 million this year as compared to $137,000 last year, an increase of $1.2 million, as the Company aggressively pursued the collection of previously charged-off loans. On March 31, 2002, the allowance expressed as a percentage of nonperforming loans was 329.12% while on March 31, 2001, it was 308.69%.

                                                         Three Months Ended
                                                  --------------------------------
                                                  March 31, 2002    March 31, 2001
                                                  --------------    --------------
                                                       (Dollars in thousands)

Allowance for loan losses, beginning of period      $ 11,034          $ 10,216

Charge-offs:
   Residential one-to four-family                         --                --
   Residential construction                               --                --
   Commercial one-to four-family                          --                --
   Commercial real estate                                360                --
   Commercial construction                                --                --
   Multi-family                                           --                --
   Commercial                                             30                 6
   Consumer /1/                                        2,699               642
                                                    --------          --------
      Total charge-offs                                3,089               648

Recoveries:
   Residential one-to four-family                         --                --
   Residential construction                               --                --
   Commercial one-to four-family                          --                --
   Commercial real estate                                 --                --
   Commercial construction                                --                --
   Multi-family                                           --                --
   Commercial                                             22                 9
   Consumer /1/                                        1,282               128
                                                    --------          --------
      Total recoveries                                 1,304               137

Provision                                              1,510               840
                                                    --------          --------
Allowance for loan losses, end of period            $ 10,759          $ 10,545
                                                    ========          ========

Net loans charged-off to total loans                   0.23%             0.06%
Allowance for loan losses to nonperforming loans     329.12%           308.69%
Recoveries to charge-offs                             42.21%            21.14%



/1/ Consists primarily of automobile loans

Nonperforming Assets

     The following table sets forth information regarding nonperforming assets as of March 31, 2002 and December 31, 2001.

                                             At March 31, 2002       At December 31, 2001
                                             -----------------       --------------------
                                                        (Dollars in thousands)
Nonaccruing loans:
      Residential one-to four-family                $ 961                  $ 250
      Residential construction                         --                     --
      Commercial one-to four-family                    60                     60
      Commercial real estate                           --                     --
      Commercial construction                          --                     --
      Multi-family                                     --                     --
      Commercial                                    1,806                  2,077
      Automobile                                      442                    315
      Home equity                                      --                     --
      Other consumer                                   --                     --
                                                    -----                  -----
         Total                                      3,269                  2,702
                                                    -----                  -----

   Other real estate owned                          2,000                     --
                                                    -----                  -----

   Total nonperforming assets                      $5,269                 $2,702
                                                    =====                  =====

   Total nonperforming loans to total loans          0.42%                  0.34%

   Total nonperforming assets to total assets        0.51%                  0.26%



     Generally, the Company ceases accruing interest on all loans when principal or interest payments are 90 days or more past due unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. However, in the last quarter of 2001, the Company initiated a new policy for automobile loans whereby all delinquent automobile loans remain on accrual status until they are 120 days past due at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. At March 31, 2002, the Company had $1.2 million in automobile loans that were 90 days past due and still accruing as compared to $1.3 million at December 31, 2001.

     As of March 31, 2002, total nonaccruing loans amounted to $3.3 million, an increase of $567,000, or 21.0%, from $2.7 million at December 31, 2001. Nonaccruing residential one-to four- family loans totaled $961,000 at March 31, 2002, up $711,000 from $250,000 at December 31, 2001 as the Company put one large property on nonaccrual. As a result, the ratio of nonperforming loans as a percentage of total loans increased to 0.42% in March of 2002, from 0.34% as of December 31, 2001. Foreclosed real estate was $2.0 million at March 31, 2002 versus zero at December 31, 2001 as the Company took possession of one commercial property.

Investment Securities

     Investment securities totaled $138.9 million at the end of March 2002 as compared to $137.7 million at December 31, 2001. The net unrealized gain in the portfolio decreased by $80,000 from December 31, 2001 to $18.8 million. This change was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

Deposits

     Customers' deposits have always been the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of March 31, 2002 and December 31, 2001.

                                    At March 31, 2002         At December 31, 2001
                                  ---------------------       --------------------
                                                % of                        % of
                                  Balance      Deposits       Balance      Deposits
                                  -------      --------       -------      --------
                                               (Dollars in thousands)

Demand deposits                  $ 78,795       10.63%       $ 82,758       11.14%
NOW accounts                       80,750       10.89%         80,970       10.90%
Savings accounts                  155,246       20.94%        151,565       20.41%
Money Market accounts             115,530       15.58%        110,199       14.84%
Certificates of Deposit           311,121       41.96%        317,237       42.71%
                                  -------                     -------
      Total deposits             $741,442                    $742,729
                                  =======                     =======



     Total deposits were $741.4 million on March 31, 2002, a decrease of $1.3 million for the first three months of the year. An increase in municipal money markets and savings deposits nearly offset a $6.1 million decrease in certificates of deposit accounts. With market interest rates on certificates of deposit approaching the levels paid on savings accounts, depositors transferred funds from certificates of deposit into savings accounts. Demand deposit accounts also dropped as companies who increased their balances at year end put that cash to use as the first quarter progressed. Core deposits, which the Company considers to be all but certificates of deposit, were 58.0% of total deposits on March 31, 2002 as compared to 57.3% on December 31, 2001.

Borrowings

     Borrowings from the Federal Home Loan Bank of Boston totaled $142.0 million at March 31, 2002, an $8.1 million, or 6.0%, increase from $134.0 million at December 31, 2001 as the Company has looked to extend maturities and take advantage of low cost funds. The Company's borrowing capacity at the Federal Home Loan Bank of Boston is in excess of $169 million.

Stockholders' Equity and Regulatory Capital

     At March 31, 2002, the Company had $137.5 million in stockholders' equity compared to $139.3 million at December 31, 2001. The decrease was primarily due to the purchase of 151,400 shares of the Company's common stock under the current repurchase program at a cost of $3.3 million. The Company also declared and paid cash dividends of $0.12 per common share amounting to $705,000 during the first quarter of 2002. Partially offsetting these decreases in stockholders' equity was net income of $1.7 million.

     The Company's capital to assets ratios for March 31, 2002 and December 31, 2001 were 13.29% and 13.52%, respectively. The various regulatory capital ratios for the Company on March 31, 2002 and December 31, 2001 were as follows:

                                     March 31, 2002         December 31, 2001
                                     --------------         -----------------

Total capital to risk weighted assets    15.74%                  15.73%
Tier 1 capital to risk weighted assets   12.94%                  12.98%
Tier 1 capital to average assets         10.66%                  11.02%


     As of March 31, 2002, Berkshire Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. As part of management's revised strategy to address the level of automobile loans and the overall credit risk to Berkshire Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements and in amounts which management will determine in consideration of the amount of lower quality sub-prime automobile loans in the loan portfolio.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and
2001

     Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income, before the provision for loan losses, increased $451,000, or 4.5%, to $10.5 million for the first quarter of 2002. The Company's net interest margin was 4.36% for the quarter ended March 31, 2002 compared to 4.21% for the same quarter last year. The elimination of interest rate floors on certain deposit accounts helped widen the Company's net interest margin this year.

     Total interest and dividend income decreased $2.6 million, or 13.5%, to $16.6 million for the first quarter of 2002 as compared to the same period last year. Loan interest dropped to $15.0 million in the current quarter, a decrease of $2.2 million, or 12.8%, from the same period last year as rates dropped significantly in response to the Federal Reserve Bank's decisions to lower short-term interest rates eleven times in 2001.

     Total interest expense fell $3.0 million, or 33.2%, to $6.1 million this year due to lower rates paid on all interest-bearing liabilities. Deposit expense fell by $2.6 million this year to $4.7 million as customers moved funds out of certificate of deposit accounts and into more liquid money market and savings accounts in the first quarter of 2002 compared to the first quarter of last year. Interest on FHLB advances decreased $259,000 to $1.4 million from $1.7 million last year as lower rates paid on new borrowings replaced higher cost advances.

     The Company's provision for loan losses was $1.5 million in the first quarter of this year as compared to $840,000 in the same quarter last year. In setting the provision for the first quarter of 2002, management took into consideration a $21.2 million increase in commercial loans from the first quarter of last year. This increase in commercial loans, along with a weakened local economy, directly resulted in a $1.3 million increase in the commercial loan reserve requirement. However, this increase in reserve requirements was somewhat offset by a $662,000 decrease in the consumer loan reserve requirement as consumer loan balances dropped $22.2 million to $260.2 million at March 31, 2002 from $282.5 million at March 31, 2001. The Company also looks closely at loan charge-offs, which increased $2.4 million to $3.1 million in the first quarter of this year from $648,000 last year. Foremost in this increase was consumer loan charge-offs which rose $2.1 million to $2.7 million at March 31, 2002 from $642,000 at March 31, 2001. In looking to determine the provision for loan losses, the Company also examined nonperforming loans which remained relatively unchanged from the first quarter last year as total nonperforming loans decreased $147,000 to $3.3 million at March 31, 2002. The Company also evaluates current recoveries and the likelihood for recoveries of previously charged-off loans, among other items.

     After the provision for loan losses, net interest income was $9.0 million for the quarter ending March 31, 2002, as compared to $9.2 million for the same period last year, a decrease of $219,000, or 2.4%.

     Non-interest Income. For the three months ended March 31, 2002, non-interest income totaled $2.7 million, an increase of $1.6 million from the same quarter last year. This increase was primarily due to two new income sources for the Company derived from the June 29, 2001 investment in EastPoint. License sales and other fees totaled $364,000 this quarter and license maintenance and processing fees amounted to $1.1 million for the quarter. Excluding the income derived from the investment in EastPoint, non-interest income increased $193,000, or 17.4%. This increase was due primarily to an increase in loan fees of $81,000 due to the sale of $4.2 million of long term fixed rate residential mortgages and an increase in trust department fees of $57,000 primarily due to an increased number of estate settlements during the quarter.

     Non-interest Expenses. Non-interest (operating) expenses amounted to $9.2 million for the three months ending March 31, 2002, an increase of $2.0 million, or 28.1%, from last year's $7.2 million. Salaries and benefits expense rose $1.9 million to $5.5 million this year from $3.6 million last year. Included in this increase was a $1.3 million salaries expense for EastPoint and a $180,000 increase in 401(k), ESOP and Stock-Based Incentive Plan costs. Non-interest expenses also rose due to a $329,000 increase in occupancy and equipment expenses and a $46,000 increase in professional services related to the operations at EastPoint. Meanwhile, office supplies expense decreased $102,000 to $183,000. Excluding the operating expenses of EastPoint which equaled $1.7 million, this quarter's operating expenses totaled $7.5 million, a $286,000 increase, or 4.0%, from last year's first quarter.

     Income Taxes. Income taxes were $806,000 in this year's first quarter with an effective tax rate of 32.5%. In the first quarter of last year, the effective rate was 32.8%. The effective tax rate for 2002 is lower than 2001 due in part to the establishment of a real estate investment trust in the second quarter of last year.

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

     The primary source of funding for Berkshire Hills Bancorp is dividend payments from Berkshire Bank, sales and maturities of investment securities, and to a lesser extent, earnings on investments and deposits held by Berkshire Hills Bancorp. Dividend payments by Berkshire Bank have primarily been used to fund stock repurchase programs. The Bank's ability to pay dividends and other capital distributions to Berkshire Hills Bancorp is generally limited by the Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     Qualitative Aspects of Market Risk. Berkshire Bank's most significant form of market risk is interest rate risk. The principal objectives of Berkshire Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports to the Executive Committee of the Bank and the Board of Directors. The
Asset/Liability Committee consists of Berkshire Bank's President and Chief Executive Officer, Senior Vice President, Treasurer and Chief Financial Officer, Executive Vice President-Senior Loan Officer, and Executive Vice President-Retail Banking. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Berkshire Bank.

      Berkshire Bank manages interest rate risk by:

     o emphasizing the origination of adjustable rate loans and, from time to time, selling a portion of its longer term fixed rate loans as market interest rate conditions dictate;
     o    originating shorter-term commercial and consumer loans;
     o investing in a high quality liquid securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan portfolio;
     o    promoting lower cost liability accounts such as core deposits; and
     o using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities.

     For Berkshire Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $28.8 million at March 31, 2002. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Hills' equity. Since December 31, 2001, this component has decreased $80,000. It is not possible to predict with complete accuracy the direction and magnitude of securities price changes. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

     Quantitative Aspects of Market Risk. Berkshire Hills uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in the balance sheet mix. The model assumes the yield curve is derived from the interpolated Treasury yield curve and that an instantaneous increase or decrease of market interest rates would cause a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings are expected to reprice at the new market rate on the contractual review or maturity date. The Company closely monitors its loan prepayment trends and uses prepayment guidelines set forth by Freddie Mac and Fannie Mae as well as Company generated figures where applicable. All prepayments are assumed to roll over into new loans originated in the same loan category at the new market rate. Berkshire Hills believes that its securities' cash flows, especially its mortgage backed securities cash flows, are such that they will generally follow industry standards and that prepayments will be reinvested in the same category at the prevailing market rate. Finally, the model presumes that its balance sheet mix will remain relatively unchanged throughout the next calendar year.

     The tables below set forth, as of March 31, 2002 and December 31, 2001, estimated net interest income and the estimated changes in Berkshire Hills net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.


    Increase/
   (Decrease)
   in Market
 Interest Rates                         At March 31, 2002
in Basis Points           -----------------------------------------------
  (Rate Shock)            Amount           $ Change              % Change
  ------------            ------           --------              --------
                                     (Dollars in thousands)

      200                $43,022            $ 500                   1.18%
      100                 42,061             (461)                 (1.08)
     Static               42,522               --                     --
     (100)                42,885              363                    0.85
     (200)                41,309           (1,213)                  (2.85)





    Increase/
   (Decrease)
   in Market
 Interest Rates                         At December 31, 2001
in Basis Points           -----------------------------------------------
  (Rate Shock)            Amount           $ Change              % Change
  ------------            ------           --------              --------
                                      (Dollars in thousands)

      200                $45,863             $ 64                   0.14%
      100                 45,209             (590)                 (1.29)
     Static               45,799               --                     --
     (100)                46,332              533                   1.16
     (200)                44,955             (844)                 (1.84)


     At March 31, 2002, for small movements in market interest rates (+/- 100 basis points), Berkshire Hills is liability sensitive as it was at December 31, 2001. Thus, in the event of a sudden and sustained decline in prevailing market rates of 100 basis points, the March 31, 2002 chart indicates a $363,000 increase in net interest income while the December 31, 2001 chart indicates an increase of $533,000. Likewise, in the event of a 100 basis point increase, the March 31, 2002 chart indicates a decrease in net interest income of $461,000 compared to a $590,000 decrease in the December 31, 2001 chart. Increased sensitivity to market interest rates in the consumer loan portfolio aids results in the current quarter when rates rise, but mitigates the benefits when rates fall.

     In the event of a sudden and sustained decrease in prevailing market interest rates of 200 basis points, the March 31, 2002 graph indicates a decline in net interest income of $1.2 million compared to a $844,000 decline in the December 31, 2001 chart. Similarly, a sudden and sustained increase of 200 basis points in market interest rates would lead to a $500,000 increase in net interest income in the March 31, 2002 scenario while the December 31, 2001 scenario shows an increase of $64,000. The Company's net interest income is hurt in the case of a 200 basis point drop as deposit accounts hit predetermined floors while net interest income is enhanced in the case of a 200 basis point increase because these same deposit accounts hit Bank determined caps.

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


          (b)  None

-----------------------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-32146.








                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BERKSHIRE HILLS BANCORP, INC.


Dated: May 10, 2002            By: /s/ James A. Cunningham, Jr.
                                   ---------------------------------------------
                                   James A. Cunningham, Jr.
                                   President, Chief Executive Officer
                                   and Director
                                   (principal executive officer)

Dated: May 10, 2002            By: /s/ Charles F. Plungis, Jr.
                                   ---------------------------------------------
                                   Charles F. Plungis, Jr.
                                   Senior Vice President, Treasurer
                                   and Chief Financial Officer
                                   (principal financial and accounting officer)