Form 10-Q
period 2002-06-30
BERKSHIRE HILLS BANCORP INC
filed 2002-08-13
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

 [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________


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

                                 Not Applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

     The Issuer had 6,127,927 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2002.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                      BERKSHIRE HILLS BANCORP, INC.
                                FORM 10-Q

                                  INDEX

                                                                           Page
                                                                           ----
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of                                   1
         June 30, 2002 and December 31, 2001

          Consolidated Statements of Income for the Three and Six            2
          Months Ended June 30, 2002 and 2001

         Consolidated Statements of Changes in Stockholders' Equity          3
                  for the Six Months Ended June 30, 2002 and 2001

                  Consolidated Statements of Cash Flows for the              4
                  Six Months Ended June 30, 2002 and 2001

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial                   8
                  Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         17

PART II:        OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19
Item 2.  Changes in Securities and Use of Proceeds                          19
Item 3.  Defaults Upon Senior Securities                                    19
Item 4.  Submission of Matters to a Vote of Security Holders                19
Item 5.  Other Information                                                  19
Item 6.  Exhibits and Reports on Form 8-K                                   20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                                     BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                         Unaudited
                                                                                          June 30,          December 31,
                                                                                            2002                2001
                                                                                        -----------          -----------
                                                                                                             (In thousands)
Assets:
      Cash and due from banks                                                           $    25,339          $    22,652
      Short term investments                                                                 17,398               19,471
                                                                                        -----------          -----------
           Total cash and cash equivalents                                                   42,737               42,123
      Securities available for sale, at fair value                                          118,906              104,446
      Securities held to maturity, at amortized cost                                         28,626               33,263
      Federal Home Loan Bank stock, at cost                                                   7,313                7,027
      Savings Bank Life Insurance stock, at cost                                              2,043                2,043
      Loans                                                                                 801,859              800,414
      Loans held for sale, at lower of cost or fair value                                        --                2,540
      Allowance for loan losses                                                             (10,962)             (11,034)
                                                                                        -----------          -----------
                Net loans                                                                   790,897              791,920
      Premises and equipment, net                                                            13,539               14,213
      Foreclosed real estate                                                                  2,000                   --
      Accrued interest receivable                                                             5,757                5,873
      Goodwill and other intangibles                                                         10,242               10,592
      Other assets                                                                           20,218               19,201
                                                                                        -----------          -----------
                 Total assets                                                           $ 1,042,278          $ 1,030,701
                                                                                        ===========          ===========
Liabilities and Stockholders' Equity:
      Deposits                                                                              750,111              742,729
      Federal Home Loan Bank advances                                                       144,726              133,964
      Securities sold under agreements to repurchase                                          1,040                1,890
      Net deferred tax liability                                                              3,819                4,573
      Accrued expenses and other liabilities                                                  4,764                5,099
                                                                                        -----------          -----------
           Total liabilities                                                                904,460              888,255
                                                                                        -----------          -----------
      Minority Interests                                                                      2,866                3,123
      Stockholders' Equity:
          Preferred stock  ($.01 par value;  1,000,000 shares authorized;
             None issued or outstanding)                                                         --                   --
          Common stock  ( $.01 par value: 26,000,000 shares authorized;
            shares issued:  7,673,761 at June 30, 2002 and
            December 31, 2000; shares outstanding: 6,141,727 at
            June 30, 2002 and 6,425,140 at December 31, 2001)                                    77                   77
          Additional paid-in capital                                                         74,410               74,146
          Unearned compensation                                                             (10,318)             (11,101)
          Retained earnings                                                                  83,080               80,657
          Accumulated other comprehensive income                                             17,289               18,836
          Treasury stock, at cost (1,532,034  shares at June 30, 2002
              and 1,248,621 shares at December 31, 2001)                                    (29,586)             (23,292)
                                                                                        -----------          -----------
                Total stockholders' equity                                                  134,952              139,323
                                                                                        -----------          -----------
      Total liabilities and stockholders' equity                                        $ 1,042,278          $ 1,030,701
                                                                                        ===========          ===========


      See accompanying notes to unaudited consolidated financial statements



                             BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME


                                                                    Unaudited                       Unaudited
                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                            -------------------------        -------------------------
                                                              2002             2001            2002             2001
                                                            --------         --------        --------         --------
                                                                    (In thousands, except per share amounts)
Interest and dividend income:
      Bond interest                                         $  1,316         $  1,451        $  2,572         $  2,964
      Stock dividends                                            330              356             620              750
      Short term investment interest                             148               69             205              144
      Loan interest                                           14,774           17,388          29,731           34,542
                                                            --------         --------        --------         --------
Total interest and dividend income                            16,568           19,264          33,128           38,400
                                                            --------         --------        --------         --------
Interest expense:
      Interest on deposits                                     4,467            6,989           9,131           14,250
      Interest on FHLB advances                                1,430            1,701           2,844            3,374
      Interest on securities sold under agreements
           to repurchase and other borrowings                      6               61              14              240
                                                            --------         --------        --------         --------
Total interest expense                                         5,903            8,751          11,989           17,864
                                                            --------         --------        --------         --------
Net interest income                                           10,665           10,513          21,139           20,536
Provision for loan losses                                      1,315              840           2,825            1,680
                                                            --------         --------        --------         --------
Net interest income, after provision for loan losses           9,350            9,673          18,314           18,856
                                                            --------         --------        --------         --------

Noninterest income:
      Customer service fees                                      662              516           1,109              923
      Trust department fees                                      467              445             954              875
      Loan fees                                                  115              132             315              251
      Gain(loss) on  securities, net                              12              278              (8)             277
      License maintenance & processing fees                    1,093               --           2,170               --
      License sales & other fees                                 545               --             909               --
      Other income                                               192               76             381              231
                                                            --------         --------        --------         --------
         Total noninterest income                              3,086            1,447           5,830            2,557
                                                            --------         --------        --------         --------
Operating expenses:
      Salaries & benefits                                      5,322            3,980          10,850            7,602
      Occupancy & equipment                                    1,278              952           2,696            2,041
      Marketing & advertising                                    124              143             212              289
      Data processing                                            156              269             346              440
      Professional services                                      306              177             605              430
      Office supplies                                            194              235             377              520
      Foreclosed real estate and other loans, net                757              700           1,240            1,236
      Amortization of other intangibles                          175              125             350              249
      Minority Interests                                         (90)              --            (257)              --
      Other expenses                                           1,046              793           2,075            1,768
                                                            --------         --------        --------         --------
         Total operating expenses                              9,268            7,374          18,494           14,575
                                                            --------         --------        --------         --------
Income before taxes                                            3,168            3,746           5,650            6,838
      Provision  for income taxes                              1,030            1,239           1,836            2,253
                                                            --------         --------        --------         --------
Net income                                                  $  2,138         $  2,507        $  3,814         $  4,585
                                                            ========         ========        ========         ========
Earnings per share:
      Basic                                                 $   0.39         $   0.39        $   0.69         $   0.70
      Diluted                                               $   0.36         $   0.37        $   0.64         $   0.67
Weighted average shares outstanding:
      Basic                                                    5,455            6,427           5,497            6,552
      Diluted                                                  5,906            6,786           5,935            6,849

See accompanying notes to unaudited consolidated financial statements.


                                       BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                          UNAUDITED

                                                                                             Accumulated
                                                        Additional                               Other
                                              Common     Paid-in      Unearned     Retained   Comprehensive  Treasury
                                               Stock     Capital    Compensation   Earnings      Income        Stock        Total
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                                (In thousands)
Balance at December 31, 2001                $      77    $  74,146    $ (11,101)   $  80,657    $  18,836    $ (23,292)   $ 139,323

Comprehensive income :
   Net income                                      --           --           --        3,814           --           --        3,814

   Change in net unrealized gain  on
   securities available for sale, net of
   re-classification adjustments and
   tax effects                                     --           --           --           --       (1,547)          --       (1,547)
                                                                                                                          ---------
     Total comprehensive income                                                                                               2,267

Cash dividends declared  ($.24 per share)          --           --           --       (1,391)          --           --       (1,391)

Treasury stock purchased                           --           --           --           --           --       (6,294)      (6,294)


Change in unearned compensation - MRP              --           74          545           --           --           --          619


Change in unearned compensation - ESOP             --          190          238           --           --           --          428
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at June  30, 2002                   $      77    $  74,410    $ (10,318)   $  83,080    $  17,289    $ (29,586)   $ 134,952
                                            =========    =========    =========    =========    =========    =========    =========


Balance at December 31, 2000                $      77    $  74,054    $  (7,187)   $  74,554    $  19,824    $      --    $ 161,322

Comprehensive income:
   Net Income                                      --           --           --        4,585           --           --        4,585

   Change in net unrealized gain  on
   securities available for sale, net of
   re-classification adjustments and
   tax effects                                     --           --           --           --          228           --          228
                                                                                                                          ---------
     Total comprehensive income                                                                                               4,813

Cash dividends declared                            --           --           --        (1,449)         --           --       (1,449)

Treasury stock purchased                           --           --           --            --          --       (6,824)      (6,824)

Purchase of common stock - MRP                     --           --       (5,453)           --          --           --       (5,453)

Change in unearned compensation - MRP              --           --          454            --          --           --          454

Change in unearned compensation - ESOP             --          108          257            --          --           --          365

                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 2001                    $      77    $  74,162    $ (11,929)   $  77,690    $  20,052    $  (6,824)   $ 153,228
                                            =========    =========    =========    =========    =========    =========    =========


See accompanying notes to unaudited consolidated financial statements.

                    BERKSHIRE HILLS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Unaudited
                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
                                                                                           2002              2001
                                                                                          -------          -------
                                                                                              (In thousands)
Cash flows from operating activities:
         Net income                                                                      $  3,814         $  4,585
         Adjustments to reconcile net income to net cash provided by operating activities:
                 Provision for loan losses                                                  2,825            1,680
                 Net amortization of securities                                               335               86
                 Depreciation and amortization expense                                      1,204              857
                 Amortization of other intangibles                                            350              249
                 Management Rewards Plan Expense                                              619              454
                 ESOP Plan Expense                                                            428              365
                 Loss(gain) on sales and dispositions of securities, net                        8             (277)
                 Loss on sale of equipment                                                     --               35
                 Deferred tax benefit                                                          (2)              (3)
                 Net change in loans held for sale                                          2,540           (1,200)
                 Minority interest                                                           (257)              --
                 Changes in operating assets and liabilities:
                      Accrued interest receivable and other assets                           (901)           3,514
                      Accrued expenses and other liabilities                                 (335)            (101)
                                                                                          -------          -------
                           Net cash provided by operating activities                       10,628           10,244
                                                                                          -------          -------


Cash flows from investing activities:
         Activity in available for sale securities:
                 Sales                                                                      5,785            6,430
                 Maturities                                                                23,441           17,202
                 Principal payments                                                        12,190            6,806
                 Purchases                                                                (58,425)         (27,930)
         Activity in held to maturity securities:
                 Maturities                                                                 9,057            6,149
                 Principal payments                                                        12,297           10,269
                 Purchases                                                                (16,810)         (15,736)
         Purchase of Federal Home Loan Bank stock                                            (286)          (1,376)
         Loan originations, net of principal payments                                      (6,342)         (29,707)
         Additions to banking premises and equipment                                         (530)          (1,447)
         Proceeds from sales of foreclosed real estate                                         --               50
         Proceeds from sale of equipment                                                       --               20
         Payment for purchase of EastPoint Technologies, LLC                                   --           (7,300)
                                                                                          -------          -------
                 Net cash used by investing activities                                    (19,623)         (36,570)
                                                                                          -------          -------

                                   (continued)

                    BERKSHIRE HILLS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Concluded)

                                                                                                 Unaudited
                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
                                                                                           2002              2001
                                                                                          -------          -------
Cash flows from financing activities:
         Net increase (decrease) in deposits                                              $  7,382          $ (4,158)
         Net decrease in securities sold under agreements
             to repurchase                                                                    (850)           (1,000)
         Proceeds from Federal Home Loan Bank advances with maturities
           in excess of three months                                                        55,172            90,000
         Repayments of Federal Home Loan Bank advances with maturities
              in excess of three months                                                    (44,410)          (50,849)
         Proceeds of borrowings with maturities of three months or less, net of
           repayments                                                                           --                --
         Net decrease in loans sold with recourse                                               --            (6,542)
         Treasury stock purchased                                                           (6,294)           (6,824)
         Purchase of common stock in connection with employee and
           non-employee directors benefit programs                                              --            (5,453)
         Dividends paid                                                                     (1,391)           (1,449)
                                                                                          --------          --------
                 Net cash provided by financing activities                                   9,609            13,725
                                                                                          --------          --------

Net change in cash and cash equivalents                                                        614           (12,601)

Cash and cash equivalents at beginning of period                                            42,123            43,612
                                                                                          --------          --------
Cash and cash equivalents at end of period                                                $ 42,737          $ 31,011
                                                                                          ========          ========

Supplemental cash flow information:
         Interest paid on deposits                                                        $  9,176          $ 14,461
         Interest paid on borrowed funds                                                     2,968             3,374
         Income taxes paid                                                                   1,065             1,120
         Transfers from loans to foreclosed real estate                                      2,000                26


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (Unaudited)


Note 1.   Basis of Presentation
-------------------------------

         The  consolidated  interim  financial  statements  of  Berkshire  Hills
Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp., and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2001. The consolidated financial information at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

Note 2.   Commitments
---------------------

         At June 30, 2002, the Company had outstanding commitments to originate new residential and commercial loans totaling $26.3 million, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $42.1 million and unadvanced commercial lines, including unadvanced construction loan funds, totaled $55.8 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3.   Earnings Per Share
----------------------------

         Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan (the "ESOP") are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three and six months ended June 30, 2002 and 2001, respectively.

         Basic earnings per share equaled $0.39 for the quarter ending June 30, 2002, based on 5,455,099 average shares outstanding as compared to $0.39 for the quarter ending June 30, 2001 based on 6,427,320 average shares outstanding. Diluted earnings per share equaled $0.36 for the quarter ending June 30, 2002, based on 5,906,075 average shares outstanding as compared to $0.37 for the quarter ending June 30, 2001 based on 6,785,865 average shares outstanding.

         Basic and diluted earnings per share for the six months ending June 30, 2002 were $0.69 and $0.64 respectively, based on 5,497,431 average shares outstanding and 5,935,479 average shares outstanding, respectively. This compares to basic and diluted earnings per share for the six months ended June 30, 2001 of $0.70 and $0.67 respectively, based on 6,552,152 average shares outstanding and 6,849,329 average shares outstanding, respectively.

Note 4.   Book Value
--------------------

         The book value per share of Berkshire Hills' common stock at June 30, 2002 was $21.97, based on total equity of $135.0 million and outstanding shares of 6,141,727. The book value at December 31, 2001 was $21.68, based on total equity of $139.3 million and total outstanding shares of 6,425,140.

Note 5.   Dividend
------------------

         On April 24, 2002, the Company's Board of Directors approved the payment of a cash dividend of $0.12 per share, payable on May 24, 2002, to stockholders of record on May 9, 2002.

Note 6.   Stock Repurchase Program
----------------------------------

         During the second quarter of 2002, the Company completed its fourth 5% stock repurchase program purchasing 23,413 shares at a cost of $517,000. The Company also undertook a fifth stock repurchase program and in the second quarter bought 108,600 shares at a cost of $2.5 million. The Company has repurchased 283,413 shares at a cost of $6.3 million during 2002.

Note 7.   Recent Accounting Pronouncements
------------------------------------------

         On June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. An annual evaluation of the Company's goodwill was completed in June 2002 and resulted in no impairment in 2002, as of that date.

Note 8.   Real Estate Investment Trust (REIT)
---------------------------------------------

         Berkshire Hills established a REIT in the second quarter of 2001. As a result of the REIT's operation, the Company was able to reduce its net tax obligations by an estimated $54,000 in the second quarter of 2002 and $141,000 for the first six months of 2002. Similarly, for the year ended December 31, 2001, it is estimated the operation of the REIT reduced the Company's net tax liability by $494,000. Recently, the Massachusetts Department of Revenue has questioned the applicability of allowing a dividend received deduction on dividends upstreamed from a bank established REIT to a parent company. The ultimate resolution of the matter is uncertain. To date, the Department of Revenue has not assessed additional taxes from the Company. However, should the Department of Revenue prevail and assess additional taxes from the Company, the Company could be liable for an estimated $689,000 in taxes plus interest and penalties. Berkshire Hills believes the deductions it has taken to date are appropriate and thus has not taken any provision in its financial statements for any amounts that the Department of Revenue may assess in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

         The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2002 and 2001, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward Looking Statements

         This report contains forward looking statements that are based on assumptions and may describe future plans, strategies, and expectations of Berkshire Hills and Berkshire Bank. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Berkshire Hills' and Berkshire Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' and Berkshire Bank's market area, changes in real estate market values in Berkshire Hills' market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire Hills does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

         Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks. With eleven full service branch offices serving communities throughout Berkshire County, Berkshire Bank is the largest banking institution based in Western Massachusetts. The Bank is a community-based financial institution that originates a variety of loan products including real estate loans, commercial loans, and consumer loans primarily in Berkshire County, Massachusetts and its surrounding areas. The Bank offers a wide variety of deposit products and other investment products and financial services to its customers, including asset management and trust services. Berkshire Hills, through its wholly owned subsidiary Berkshire Hills Technology, Inc., owns a 60.3% interest in EastPoint Technologies, LLC ("EastPoint"), a data and financial services provider for financial institutions.

Recent Developments

         On June 26, 2002 the Board of Directors amended the Company's Dividend Reinvestment Plan to allow purchases of common stock of up to $5,000 to be made each quarter. Such purchases would be made by the Plan Administrator in the open market.

         Effective July 1, 2002, Berkshire Hills was added to the Russell 3000 Index, an index of the 3,000 largest U.S. companies measured by market capitalization. The Russell 3000 is an industry recognized benchmark that measures the performance of the U.S. equity markets.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

         Total assets at June 30, 2002 were $1.04 billion, an increase of $11.6 million, or 1.1%, from $1.03 billion at December 31, 2001. The increase in assets was due primarily to growth in the securities portfolio. Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $156.9 million at June 30, 2002, a $10.1 million, or 6.9%, increase from $146.8 million at December 31, 2001. This increase was funded through a $7.4 million increase in deposits and a $10.8 million increase in Federal Home Loan Bank advances.

Loans

         Total loans outstanding decreased $1.1 million, or 0.1%, to $801.9 million during the first six months of 2002, as a planned decrease in sub-prime automobile loans was nearly offset by increases in the real estate and commercial loan portfolios. The consumer loan portfolio fell $19.5 million, or 7.2%, to $251.6 million at June 30, 2002. The automobile loan portion of the portfolio decreased by $17.3 million during the first half of 2002 and comprised 24.78% of total loans outstanding at June 30, 2002 down from 26.90% at December 31, 2001. The Company has decided to exit the sub-prime automobile loan business by allowing its existing sub-prime automobile loans to run off and by discontinuing the origination of new sub-prime loans. In implementing this strategy during the first six months of 2002, the Company saw its sub-prime automobile loans fall from $113.9 million at December 31, 2001 to $97.1 million at June 30, 2002. It is estimated that the balance of sub-prime automobile loans held by the Company on December 31, 2002 will be approximately $77.0 million.

         Residential one-to four-family loans declined $1.6 million to $227.8 million at June 30, 2002 as mortgage originations did not fully offset monthly amortization and prepayments.

         Commercial construction loans decreased by $8.6 million as several large projects completed construction in the first half of 2002. In each instance, construction loans were converted to permanent financing. The decrease in construction loans was more than offset by a $22.6 million, or 26.8%, increase in commercial real estate loans as several new loans were added to the portfolio.

         Commercial loans increased by $3.8 million, or 2.2%, in the first half of 2002. The increase was the direct result of developing a large number of smaller new relationships in Berkshire County as well as adding a new $2.0 million commercial loan to a newspaper distributor.

                                                       At June 30, 2002                           At December 31, 2001
                                                  -----------------------------               -----------------------------
                                                                       Percent                                     Percent
                                                  Balance              of total               Balance              of total
                                                  -------              --------               -------              --------
                                                                           (Dollars in thousands)
   Real estate loans:
         Residential one-to four-family          $ 227,796              28.39%               $ 229,432               28.57%
         Residential construction                    5,354               0.67%                   3,585                0.45%
         Commercial one-to four-family              11,437               1.43%                  11,517                1.43%
         Commercial real estate                    107,184              13.37%                  84,538               10.53%
         Commercial construction                    10,797               1.35%                  19,351                2.41%
         Multi-family                               13,597               1.70%                  13,183                1.64%
                                                 ---------              -----                ---------               -----
              Total real estate loans              376,165              46.91%                 361,606               45.03%

   Commercial loans                                174,122              21.72%                 170,305               21.21%

   Consumer loans:
         Automobile                                198,742              24.78%                 216,026               26.90%
         Home equity loans                          35,822               4.47%                  34,439                4.30%
         Other                                      17,008               2.12%                  20,578                2.56%
                                                 ---------              -----                ---------               -----
              Total consumer loans                 251,572              31.37%                 271,043               33.76%

   Total loans                                     801,859                                     802,954

   Less:  Allowance for loan losses               (10,962)               1.37%                (11,034)                1.37%
                                                 ---------                                   ---------
         Loans, net                              $ 790,897                                   $ 791,920
                                                 =========                                   =========

Allowance for Loan Losses

         All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions in an amount considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on June 30, 2002, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

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

         On June 30, 2002 and December 31, 2001, the allowance for loan losses totaled $11.0 million, or 1.37% of total loans. Charged-off loans totaled $5.0 million during the first six months this year as compared to $1.5 million last year primarily due to continued weakness in the indirect automobile portfolio and the institution of a new, more aggressive policy in the fourth quarter of 2001 regarding the charge-off of automobile loans. Under the new policy, all delinquent automobile loans remain on accrual status until they are 120 days past due at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. However, recoveries totaled $2.1 million this year as compared to $470,000 last year, an increase of $1.6 million, as the Company aggressively pursued the collection of previously charged-off loans. On June 30, 2002, the allowance expressed as a percentage of nonperforming loans was 459.82% while on June 30, 2001, it was 268.63%.


                                                                     Six Months Ended
                                                          --------------------------------------
                                                          June 30, 2002            June 30, 2001
                                                          -------------            -------------
                                                                  (Dollars in thousands)
Allowance for loan losses, beginning of period               $11,034                  $10,216

Charge-offs:
      Residential one-to four-family                              --                       --
      Residential construction                                    --                       --
      Commercial one-to four-family                               --                       --
      Commercial real estate                                     360                       --
      Commercial construction                                     --                       --
      Multi-family                                                --                       --
      Commercial                                                 226                       35
      Consumer (1)                                             4,428                    1,454
                                                             -------                  -------
           Total charge-offs                                   5,014                    1,489
                                                             -------                  -------

Recoveries:
      Residential one-to four-family                              --                       --
      Residential construction                                    --                       --
      Commercial one-to four-family                               --                       --
      Commercial real estate                                      --                       --
      Commercial construction                                     --                       --
      Multi-family                                                --                       --
      Commercial                                                 138                      220
      Consumer (1)                                             1,979                      250
                                                             -------                  -------
           Total recoveries                                    2,117                      470
                                                             -------                  -------

Net charge offs                                                2,897                    1,019

Provision                                                      2,825                    1,680
                                                             -------                  -------

Allowance for loan losses, end of period                     $10,962                  $10,877
                                                             =======                  =======

Net loans charged-off to total loans                            0.36%                    0.12%
Allowance for loan losses to total loans                        1.37%                    1.32%
Allowance for loan losses to nonperforming loans              459.82%                  268.63%
Recoveries to charge-offs                                      42.22%                   31.56%


(1) Consists primarily of automobile loans

Nonperforming Assets

     The following table sets forth information regarding nonperforming assets as of June 30, 2002 and December 31, 2001.

                                               At June 30, 2002       At December 31, 2001
                                               ----------------       --------------------
                                                          (Dollars in thousands)
Nonaccruing loans:
      Residential one-to four-family                $  169                   $  250
      Residential construction                          --                       --
      Commercial one-to four-family                     60                       60
      Commercial real estate                            --                       --
      Commercial construction                           --                       --
      Multi-family                                      --                       --
      Commercial                                     1,612                    2,077
      Automobile                                       543                      315
      Home equity                                       --                       --
      Other consumer                                    --                       --
                                                    ------                   ------
           Total                                     2,384                    2,702
                                                    ------                   ------
Other real estate owned                              2,000                       --
                                                    ------                   ------
Total nonperforming assets                          $4,384                   $2,702
                                                    ======                   ======

Total nonperforming loans to total loans              0.30%                    0.34%

Total nonperforming assets to total assets            0.42%                    0.26%


         Generally, the Company ceases accruing interest on all loans when principal or interest payments are 90 days or more past due unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. However, in the last quarter of 2001, the Company initiated a new policy for automobile loans whereby all delinquent automobile loans remain on accrual status until they are 120 days past due at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. At June 30, 2002, the Company had $1.2 million in automobile loans that were 90 days past due and still accruing as compared to $1.3 million at December 31, 2001.

         As a result of the new policy and the reduction in sub-prime indirect automobile loans, at June 30, 2002, total nonaccruing loans amounted to $2.4 million, a decrease of $318,000, or 11.8%, from $2.7 million at December 31, 2001. The ratio of nonperforming loans as a percentage of total loans decreased to 0.30% at June 30, 2002 from 0.34% as of December 31, 2001. Foreclosed real estate was $2.0 million at June 30, 2002 versus zero at December 31, 2001 as the Company took possession of one commercial property.

Investment Securities

         Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $156.9 million at June 30, 2002, a $10.1 million, or 6.9%, increase from $146.8 million at December 31, 2001. The net unrealized gain in the portfolio decreased by $1.5 million from December 31, 2001 to $17.3 million. This change was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

Miscellaneous Assets

         Miscellaneous assets totaled $51.8 million at June 30, 2002, an increase of $1.9 million, or 3.8%, from $49.9 million at December 31, 2001. This increase was primarily due to foreclosed real estate of $2.0 million at June 30, 2002, as the Company took possession of one commercial property. The increase in miscellaneous assets was somewhat offset by a $405,000 decrease in repossessed automobiles from December 31, 2001, as repossessed automobiles totaled $2.1 million at June 30, 2002.

Deposits

         Customers' deposits have always been the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of June 30, 2002 and December 31, 2001.

                                          At June 30, 2002                At December 31, 2001
                                          ----------------                --------------------
                                                        Percent                            Percent
                                       Balance        of deposits       Balance          of deposits
                                       -------        -----------       -------          -----------
                                                          (Dollars in thousands)

Demand deposits                       $ 80,296           10.70%         $ 82,758            11.14%
NOW accounts                            85,578           11.41%           80,970            10.90%
Savings accounts                       159,938           21.32%          151,565            20.41%
Money Market accounts                  107,940           14.39%          110,199            14.84%
Certificates of Deposit                316,359           42.18%          317,237            42.71%
                                      --------                          --------
      Total deposits                  $750,111                          $742,729
                                      ========                          ========

         Total deposits were $750.1 million on June 30, 2002, an increase of $7.4 million for the first six months of the year as deposits rebounded well in the second quarter from a seasonally slow first quarter. An increase in NOW accounts and savings deposits of $13.0 million more than offset a decrease of $4.7 million in money market and demand deposits. Core deposits, which the Company considers to be all but certificates of deposit, were 57.8% of total deposits on June 30, 2002 as compared to 57.3% on December 31, 2001.

Borrowings

         Borrowings from the Federal Home Loan Bank of Boston totaled $144.7 million at June 30, 2002, a $10.8 million, or 8.0%, increase from $134.0 million at December 31, 2001, as the Company has looked to extend maturities and take advantage of low cost funds. The Company's borrowing capacity at the Federal Home Loan Bank of Boston is in excess of $175 million.

Stockholders' Equity and Regulatory Capital

         At June 30, 2002, the Company had $135.0 million in stockholders' equity compared to $139.3 million at December 31, 2001. The decrease was primarily due to the purchase of 283,413 shares of the Company's common stock under this year's repurchase programs at a cost of $6.3 million. The Company also declared and paid cash dividends of $0.24 per common share amounting to $1.4 million during the first six months of 2002. The net unrealized gain in the securities portfolio decreased by $1.5 million from December 31, 2001 to $17.3 million. This change was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity. Partially offsetting these decreases in stockholders' equity was net income of $3.8 million.

         The Company's capital to assets ratio for June 30, 2002 and December 31, 2001 were 12.95% and 13.52%, respectively. The various regulatory capital ratios for the Company and the Bank at June 30, 2002 and December 31, 2001 were as follows:

                                                                        At June 30, 2002
                                             --------------------------------------------------------------------
                                                                                               Minimum To Be Well
                                                                              Minimum          Capitalized Under
                                                                              Capital          Prompt Corrective
                                                     Actual                 Requirement        Action Provisions
                                             --------------------         ---------------      ------------------
                                             Amount         Ratio         Amount    Ratio      Amount       Ratio
                                             ------         -----         ------    -----      ------       -----
                                                                      (Dollars in thousands)
Total capital to risk weighted assets:
     Berkshire Hills Bancorp, Inc.          $129,805        15.33%           N/A      N/A          N/A       N/A
     Berkshire Bank                          115,785        13.78        $67,204     8.00%     $84,006     10.00%

Tier I capital to risk weighted assets:
     Berkshire Hills Bancorp, Inc.           107,420        12.68            N/A      N/A          N/A        N/A
     Berkshire Bank                           93,484        11.13         33,602     4.00       50,403       6.00

Tier I capital to average assets:
     Berkshire Hills Bancorp, Inc.           107,420        10.45            N/A      N/A          N/A        N/A
     Berkshire Bank                           98,484         9.19         40,708     4.00       50,885       5.00


         As of June 30, 2002, Berkshire Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. As part of management's revised strategy to address the level of automobile loans and the overall credit risk to Berkshire Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements and in amounts which management will determine in consideration of the amount of lower quality sub-prime automobile loans in the loan portfolio.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2002 and
2001

         Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income, before the provision for loan losses, increased $152,000, or 1.4%, to $10.7 million for the second quarter of 2002. The Company's net interest margin was 4.36% for the quarter ended June 30, 2002 compared to 4.37% for the same quarter last year.

         Total interest and dividend income decreased $2.7 million, or 14.0%, to $16.6 million for the second quarter of 2002 as compared to the same period last year. Loan interest dropped to $14.8 million in the current quarter, a decrease of $2.6 million, or 15.0%, from the same period last year as rates dropped significantly in response to the Federal Reserve Bank's decisions to lower short-term interest rates eleven times in 2001 and have remained low thus far in 2002.

         Total interest expense fell $2.8 million, or 32.5%, to $5.9 million this year due to lower rates paid on all interest-bearing liabilities. Deposit expense fell by $2.5 million this year to $4.5 million as customers moved funds out of certificate of deposit accounts and into more liquid and lower cost demand and savings accounts in the second quarter of 2002 compared to the second quarter of last year. Interest on FHLB advances decreased $271,000 to $1.4 million from $1.7 million last year as lower rates paid on new borrowings replaced higher cost advances.

         The Company's provision for loan losses was $1.3 million in the second quarter of this year as compared to $840,000 in the same quarter last year. In setting the provision for the second quarter of 2002, management took into consideration a $16.1 million increase in commercial loans from the second quarter of last year. This increase in commercial loans, along with a weakened local economy, directly resulted in a $1.4 million increase in the commercial loan reserve requirement. However, this increase in reserve requirements was somewhat offset by a $1.1 million decrease in the consumer loan reserve requirement as consumer loan balances dropped $37.3 million to $251.6 million at June 30, 2002 from $288.9 million at June 30, 2001. The Company also looks closely at loan charge-offs, which increased $1.1 million to $1.9 million in the second quarter of this year from $841,000 last year. Foremost in this increase was consumer loan charge-offs which rose $917,000 to $1.7 million at June 30, 2002 from $812,000 at June 30, 2001. In looking to determine the provision for loan losses, the Company also examined nonperforming loans which decreased significantly, from $4.0 million at June 30, 2001 to $2.4 million at June 30, 2002. The Company also evaluates current recoveries and the likelihood for recoveries of previously charged-off loans, among other items.

         After the provision for loan losses, net interest income was $9.4 million for the quarter ending June 30, 2002, as compared to $9.7 million for the same period last year, a decrease of $323,000, or 3.3%.

         Noninterest Income. For the three months ended June 30, 2002, noninterest income totaled $3.1 million, an increase of $1.6 million from the same quarter last year. This increase was due to two new income sources for the Company derived from the June 29, 2001 investment in EastPoint. License sales and other fees totaled $545,000 this quarter and license maintenance and processing fees amounted to $1.1 million for the quarter. Excluding the income derived from the investment in EastPoint, non-interest income was relatively unchanged at 1.4 million. A $146,000 increase in customer service fees and $116,000 increase in other income was fully offset by a $266,000 decrease in gains on securities.

         Noninterest Expenses. Noninterest (operating) expenses amounted to $9.3 million for the three months ending June 30, 2002, an increase of $1.9 million, or 25.7%, from last year's $7.4 million. Salaries and benefits expense rose $1.3 million to $5.3 million this year from $4.0 million last year due to the inclusion of EastPoint salary expense to the total. Non-interest expenses also rose due to a $363,000 increase in occupancy and equipment expenses and a $64,000 increase in professional services related to the operations at EastPoint. Meanwhile, data processing expense decreased $113,000 to $156,000. Excluding the operating expenses of EastPoint, which equaled $1.8 million, this quarter's operating expenses totaled $7.4 million, a $68,000 increase, or 0.9%, from last year's second quarter.

         Income Taxes. Income taxes were $1.0 million in this year's second quarter with an effective tax rate of 32.5%. In the second quarter of last year, the effective rate was 33.1%. The effective tax rate for 2002 is lower than 2001 as the Company received the benefits from the establishment of a real estate investment trust for only a portion of the second quarter last year.

         Berkshire Hills established a REIT in the second quarter of 2001. As a result of REIT's operations, the Company was able to reduce its net tax obligations by an estimated $54,000 in the second quarter of 2002 and $141,000 for the first six months of 2002. Similarly, for the year ended December 31, 2001, it is estimated the operations of the REIT reduced the Company's net tax liability by $494,000. Recently, the Massachusetts Department of Revenue has questioned the applicability of allowing a dividend received deduction on dividends upstreamed from a bank established REIT to a parent company. The ultimate resolution of the matter is uncertain. To date, the Department of Revenue has not assessed additional taxes from the Company. However, should the Department of Revenue prevail and assess additional taxes from the Company, the Company could be liable for an estimated $689,000 in taxes plus interest and penalties. Berkshire Hills believes the deductions it has taken to date are appropriate and thus has not taken any provision in its financial statements for any amounts that the Department of Revenue may assess in the future.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

         Net Interest Income. Net interest income, before the provision for loan losses, totaled $21.1 million for the first six months of 2002, up $603,000 from $20.5 million over the same period last year. The Company's net interest margin equaled 4.36% over the first half of 2002 versus 4.28% last year. The increase in net interest margin, and the resulting increase in net interest income, was primarily due to the elimination of interest rate floors on certain deposit accounts in the second half of 2001.

         Total interest and dividend income totaled $33.1 million for the first six months of 2002, a $5.3 million, or 13.7%, decrease from $38.4 million over the first six months last year. The interest earned on the Company's loan portfolio dropped $4.8 million to $29.7 million for the six months ended June 30, 2002 as loan yields have fallen due to the sharp decline in short-term rates orchestrated by the Federal Reserve Bank last year and a competitive local marketplace.

         Total interest expense dropped $5.9 million, or 32.9%, to $12.0 million for the six months ended June 30, 2002 due to lower rates paid on all interest bearing liabilities. Interest paid on deposits totaled $9.1 million, a decrease of $5.1 million from $14.3 million over the comparable period last year. In addition to the elimination of floors on certain deposit accounts, as rates paid on certificates of deposits decreased, customers moved their money out of certificates of deposits into more liquid and lower cost savings and checking accounts. FHLB advances interest expense dropped $530,000 as lower rates offset higher balances.

         The provision for loan losses increased $1.1 million to $2.8 million for the first half of 2002 from $1.7 million for the first six months of 2001. In setting the Company's provision, management looks closely at the balances in the various Company loan portfolios, especially its consumer loan and commercial loan portfolios. Due to increases in the balance of the commercial loan portfolio, the Company increased that portion of the provision directly related to commercial loans by $1.4 million from where it was one year ago. Somewhat offsetting this is a lower balance in the consumer loan portfolio and in particular, the sub-prime indirect automobile loan portfolio, which allowed management to lower the portion of the provision based on consumer loans by $1.1 million. The Company also evaluates loan charge-offs in determining the provision for loan losses. Loan charge-offs increased by $3.5 million in the first half of 2002 over the same period last year. Of these, consumer loan charge-offs increased $3.0 million to $4.4 million at June 30, 2002 from $1.5 million at June 30, 2001. Management also considers the level and trend of nonperforming loans in determining the provision for loan losses. Nonperforming loans totaled $2.4 million at June 30, 2002, a $1.7 million decrease from $4.1 million at June 30, 2001. Among other items, the Company also evaluates current recoveries and the likelihood for recoveries of previously charged-off loans.

         After the provision for loan losses, net interest income was $18.3 million for the first half of 2002, as compared to $18.9 million for the same period last year, a decrease of $542,000, or 2.9%.

         Noninterest Income. For the six months ended June 30, 2002, noninterest income totaled $5.8 million, a $3.3 million increase from $2.6 million for the same period last year. Substantially all of this increase, $3.1 million, was directly related to various license fees related to the operation of EastPoint. Excluding EastPoint's contribution, noninterest income equaled $2.8 million, a $194,000 increase, or 7.6%, over last year's $2.6 million. During the first half of 2002 customer service fees increased $186,000 to $1.1 million and trust department fees rose $79,000 to $954,000 versus the same period last year. Other income rose $150,000 in 2002 versus 2001. Somewhat offsetting these increases was an $8,000 loss on the sale of securities this year as opposed to a gain of $277,000 last year, a difference of $285,000.

         Noninterest Expenses. Noninterest (operating) expense totaled $18.5 million for the six months ended June 30, 2002, an increase of $3.9 million, or 26.9%, from $14.6 million for the same period last year. As was the case with noninterest income, substantially all of the increase in expenses was due to the operations of EastPoint. Total salaries and benefits expense equaled $10.9 million at June 30, 2002, an increase of $3.2 million from $7.6 million last year while occupancy and equipment expenses totaled $2.7 million for the six months ended June 30, 2002, an increase of $655,000. Included in the increase in salaries and benefits expense were expenses of $2.6 million related to EastPoint and $686,000 related to EastPoint's occupancy and equipment totals. Excluding the operations of EastPoint, noninterest expenses equaled $14.9 million, an increase of $354,000, or 2.4%, from last year primarily due to additional FICA costs, medical insurance premiums, employee stock awards expense and ESOP expense.

         Income Taxes. Income taxes were $1.8 million for the first six months of this year versus $2.3 million for the same six months as last year. The effective tax rates were 32.5% and 32.9% respectively. The lower tax rate in 2002 was due to the operation of the Company's REIT for the full six months of this year versus only a portion of the first six months of last year.

Liquidity and Capital Resources

         Liquidity is the ability to meet current and future financial obligations of a short term nature. Berkshire Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities.

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

         Berkshire Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, Berkshire Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon Berkshire Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with Berkshire Bank. Certificates of deposit that were scheduled to mature in one year or less from June 30, 2002 were approximately $233.5 million.

         The primary source of funding for Berkshire Hills Bancorp is dividend payments from Berkshire Bank, sales and maturities of investment securities, and to a lesser extent, earnings on investments and deposits held by Berkshire Hills Bancorp. Dividend payments by Berkshire Bank have primarily been used to pay holding company obligations, including the payments of dividends and fund stock repurchase programs. The Bank's ability to pay dividends and other capital distributions to Berkshire Hills Bancorp is generally limited by the Massachusetts banking regulations and the regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.

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

     o    originating shorter term commercial and consumer loans;

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

         For Berkshire Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $26.6 million at June 30, 2002. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Hills' equity. Since December 31, 2001, this component has decreased $1.5 million. It is not possible to predict with complete accuracy the direction and magnitude of securities price changes. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

         Quantitative Aspects of Market Risk. Berkshire Hills uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in the balance sheet mix. The model assumes the yield curve is derived from the interpolated Treasury yield curve and that an instantaneous increase or decrease of market interest rates would cause a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings are expected to reprice at the new market rate on the contractual review or maturity date. The Company closely monitors its loan prepayment trends and uses prepayment guidelines set forth by Freddie Mac and Fannie Mae as well as Company generated figures where applicable. All prepayments are assumed to roll over into new loans originated in the same loan category at the new market rate. Berkshire Hills further assumes that its securities' cash flows, especially its mortgage backed securities cash flows, are such that they will generally follow industry standards and that prepayments will be reinvested in the same category at the prevailing market rate. Finally, the model presumes that its balance sheet mix will remain relatively unchanged throughout the next calendar year.

         The tables below set forth, as of June 30, 2002 and December 31, 2001, estimated net interest income and the estimated changes in Berkshire Hills net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.


         Increase/
         (decrease)
         in market                       At June 30, 2002                            At December 31, 2001
       interest rates       ---------------------------------------       -------------------------------------
      in basis points                        Dollar         Percent                      Dollar         Percent
        (rate shock)        Amount           change          change       Amount         change          change
        ------------        ------           ------          ------       ------         ------          ------

            200            $ 41,993          $ (32)          (0.08)%     $ 45,863        $  64            0.14%
            100              41,191           (834)          (1.98)        45,209         (590)          (1.29)
           Static            42,025             --              --         45,799           --              --
           (100)             42,508            483            1.15         46,332          533            1.16
           (200)             41,277           (748)          (1.78)        44,955         (844)          (1.84)


         At June 30, 2002, for small movements in market interest rates (+/- 100 basis points), Berkshire Hills is liability sensitive as it was at December 31, 2001. Thus, in the event of a sudden and sustained decline in prevailing market rates of 100 basis points, the June 30, 2002 chart indicates a $483,000 increase in net interest income while the December 31, 2001 chart indicates an increase of $533,000. Likewise, in the event of a 100 basis point increase, the June 30, 2002 chart indicates a decrease in net interest income of $834,000 compared to a $590,000 decrease in the December 31, 2001 chart. June figures are hurt due to various shifts in the balance sheet make-up, specifically increases in rate sensitive deposit accounts and decreases in rate sensitive consumer loan accounts.

         In the event of a sudden and sustained decrease in prevailing market interest rates of 200 basis points, the June 30, 2002 table indicates a decline in net interest income of $748,000 compared to a $844,000 decline in the December 31, 2001 chart. A sudden and sustained increase of 200 basis points in market interest rates would lead to a $32,000 decrease in net interest income in the June 30, 2002 scenario while the December 31, 2001 scenario shows an increase of $64,000. The Company's net interest income is hurt in the case of a 200 basis point drop as deposit accounts hit predetermined floors while net interest income is enhanced in the case of a 200 basis point increase because these same deposit accounts hit Bank determined caps.

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

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                        None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of the Stockholders of the Company was held on May 2, 2002.

         1. The following individuals were elected as directors, each for a three-year term by the following vote:

                                              VOTES FOR         VOTES WITHHELD
                                              ---------         --------------
                 Thomas O. Andrews            5,500,693             49,645
                 A. Allen Gray                5,505,149             45,189
                 Catherine B. Miller          5,500,852             49,486
                 Michael G. Miller            5,482,867             67,471
                 Louis J. Oggiani             5,502,864             47,474
                 William E. Williams          5,502,857             47,481


2. The appointment of Wolf & Company, P.C. as independent auditors of Berkshire Hills Bancorp, Inc. for the fiscal year ending December 31, 2002 was ratified by the stockholders by the following vote:

                         FOR                   AGAINST            ABSTENTIONS
                         ---                   -------            -----------

                      5,493,533                27,809                28,996


ITEM 5.     OTHER INFORMATION.

                        None.

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K (ss.249.308 OF THIS CHAPTER).

            (a)      Exhibits

                        3.1 Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
                        3.2         Bylaws of Berkshire Hills Bancorp, Inc. (1)
                        4.0         Stock Certificate of Berkshire Hills
                                    Bancorp, Inc.(1)
                       99.1 Certificates of Chief Executive Officer and Chief Financial Officer


(b)         Reports in Form 8-K

            None

-------------------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-32146.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BERKSHIRE HILLS BANCORP, INC.


Dated: August 13, 2002         By:  /s/ James A. Cunningham, Jr.
                                    -------------------------------------------
                                    James A. Cunningham, Jr.
                                    President, Chief Executive Officer
                                    and Director
                                    (principal executive officer)

Dated: August 13, 2002         By:  /s/ Charles F. Plungis, Jr.
                                    ------------------------------------------
                                    Charles F. Plungis, Jr.
                                    Senior Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)