Form 10-Q
period 2002-09-30
BERKSHIRE HILLS BANCORP INC
filed 2002-11-14
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The Issuer had 6,110,227 shares of common stock, par value $0.01 per share, outstanding as of November 12, 2002.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                          Page
PART I.          FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of                                 1
         September 30, 2002 and December 31, 2001

         Consolidated Statements of Income for the Three and Nine          2
         Months Ended September 30, 2002 and 2001

         Consolidated Statements of Changes in Stockholders' Equity        3
         for the Nine Months Ended September 30, 2002 and 2001

         Consolidated Statements of Cash Flows for the                     4
         Nine Months Ended September 30, 2002 and 2001

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial                 8
                 Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk       17

Item 4.  Controls and Procedures                                          19

PART II:        OTHER INFORMATION

Item 1.  Legal Proceedings                                                20
Item 2.  Changes in Securities and Use of Proceeds                        20
Item 3.  Defaults Upon Senior Securities                                  20
Item 4.  Submission of Matters to a Vote of Security Holders              20
Item 5.  Other Information                                                20
Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                21

Certifications                                                            22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                       BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,     December 31,
                                                                                    2002               2001
                                                                                 -----------       -----------
                                                                                        (In thousands)
                                                                                           Unaudited
Assets:
     Cash and due from banks                                                     $    24,320       $    22,652
     Short term investments                                                           35,109            19,471
                                                                                 -----------       -----------
          Total cash and cash equivalents                                             59,429            42,123
     Securities available for sale, at fair value                                    131,147           104,446
     Securities held to maturity, at amortized cost                                   42,040            33,263
     Federal Home Loan Bank stock, at cost                                             7,440             7,027
     Savings Bank Life Insurance stock, at cost                                        2,043             2,043
     Loans                                                                           786,687           800,414
     Loans held for sale, at lower of cost or fair value                                  --             2,540
     Allowance for loan losses                                                       (10,676)          (11,034)
                                                                                 -----------       -----------
               Net loans                                                             776,011           791,920
     Premises and equipment, net                                                      13,478            14,213
     Foreclosed real estate                                                            2,000                --
     Accrued interest receivable                                                       5,479             5,873
     Goodwill and other intangibles                                                   10,068            10,592
     Other assets                                                                     17,507            19,201
                                                                                 -----------       -----------
                Total assets                                                     $ 1,066,642       $ 1,030,701
                                                                                 ===========       ===========
Liabilities and Stockholders' Equity:
     Deposits                                                                        774,721           742,729
     Federal Home Loan Bank advances                                                 146,947           133,964
     Securities sold under agreements to repurchase                                    1,250             1,890
     Net deferred tax liability                                                        1,878             4,573
     Accrued expenses and other liabilities                                            6,080             5,099
                                                                                 -----------       -----------
          Total liabilities                                                          930,876           888,255
                                                                                 -----------       -----------
     Minority Interests                                                                2,823             3,123
     Stockholders' Equity:
         Preferred stock  ($.01 par value;  1,000,000 shares authorized;
            None issued or outstanding)                                                   --                --
         Common stock  ( $.01 par value: 26,000,000 shares authorized;
           shares issued:  7,673,761 at September 30, 2002 and
           December 31, 2000; shares outstanding: 6,113,527 at
           September 30, 2002 and 6,425,140 at December 31, 2001)                         77                77
         Additional paid-in capital                                                   74,524            74,146
         Unearned compensation                                                        (9,927)          (11,101)
         Retained earnings                                                            84,652            80,657
         Accumulated other comprehensive income                                       13,821            18,836
         Treasury stock, at cost (1,560,234  shares at September 30, 2002
             and 1,248,621 shares at December 31, 2001)                              (30,204)          (23,292)
                                                                                 -----------       -----------
               Total stockholders' equity                                            132,943           139,323
                                                                                 -----------       -----------
     Total liabilities and stockholders' equity                                  $ 1,066,642       $ 1,030,701
                                                                                 ===========       ===========


     See accompanying notes to unaudited consolidated financial statements



                               BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME


                                                                                 Unaudited                  Unaudited
                                                                             Three Months Ended         Nine Months Ended
                                                                               September 30,              September 30,
                                                                          ----------------------      ---------------------
                                                                            2002          2001          2002          2001
                                                                          --------      --------      --------      -------
                                                                                (In thousands, except per share amounts)
Interest and dividend income:
      Bond interest                                                       $  1,368      $  1,286      $  3,940      $ 4,250
      Stock dividends                                                          411           393         1,031        1,143
      Short term investment interest                                           121           128           326          272
      Loan interest                                                         14,551        17,289        44,282       51,831
                                                                          --------      --------      --------      -------
Total interest and dividend income                                          16,451        19,096        49,579       57,496
                                                                          --------      --------      --------      -------
Interest expense:
      Interest on deposits                                                   4,425         6,749        13,556       20,999
      Interest on FHLB advances                                              1,463         1,703         4,307        5,077
      Interest on securities sold under agreements
           to repurchase and other borrowings                                    4            11            18          251
                                                                          --------      --------      --------      -------
Total interest expense                                                       5,892         8,463        17,881       26,327
                                                                          --------      --------      --------      -------
Net interest income                                                         10,559        10,633        31,698       31,169
Provision for loan losses                                                    1,050           945         3,875        2,625
                                                                          --------      --------      --------      -------
Net interest income, after provision for loan losses                         9,509         9,688        27,823       28,544
                                                                          --------      --------      --------      -------

Noninterest income:
      Customer service fees                                                    557           434         1,666        1,357
      Trust department fees                                                    411           428         1,365        1,303
      Loan fees                                                                 79           235           394          486
      Gain (loss) on  securities, net                                          (29)          (11)          (37)         266
      License maintenance and processing fees                                1,098         1,006         3,268        1,006
      License sales and other fees                                           1,075         1,390         1,984        1,390
      Other income                                                              69           124           450          355
                                                                          --------      --------      --------      -------
         Total noninterest income                                            3,260         3,606         9,090        6,163
                                                                          --------      --------      --------      -------
Operating expenses:
      Salaries and benefits                                                  5,411         5,063        16,261       12,665
      Occupancy and equipment                                                1,236         1,291         3,932        3,332
      Marketing and advertising                                                177           120           389          409
      Data processing                                                          148           424           494          864
      Professional services                                                    337           429           942          859
      Office supplies                                                          154           162           531          682
      Foreclosed real estate and other loans, net                              581           604         1,822        1,840
      Amortization of other intangibles                                        175           196           524          445
      Minority Interests                                                       (43)           29          (300)          29
      Other expenses                                                         1,268         1,111         3,343        2,879
                                                                          --------      --------      --------      -------
         Total operating expenses                                            9,444         9,429       27,938        24,004
                                                                          --------      --------      --------      -------

 Income before taxes                                                         3,325         3,865         8,975       10,703
      Provision  for income taxes                                            1,081         1,258         2,917        3,511
                                                                          --------      --------      --------      -------
Net income                                                                $  2,244      $  2,607      $  6,058      $ 7,192
                                                                          ========      ========      ========      =======
Earnings per share:
      Basic                                                               $   0.42      $   0.42      $   1.11      $  1.12
      Diluted                                                             $   0.38      $   0.40      $   1.03      $  1.06
Weighted average shares outstanding:
      Basic                                                                  5,378         6,196         5,457        6,432
      Diluted                                                                5,850         6,568         5,907        6,755


See accompanying notes to unaudited consolidated financial statements



                       BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                          UNAUDITED
                                                                                               Accumulated
                                                            Additional                            Other
                                                   Common    Paid-in      Unearned    Retained Comprehensive Treasury
                                                   Stock     Capital    Compensation  Earnings    Income      Stock        Total
                                                 --------    --------   ------------  --------    -------    --------    --------
                                                                                   (In thousands)
Balance at December 31, 2000                     $     77    $ 74,054    $ (7,187)   $ 74,554    $19,824     $     --    $161,322

Comprehensive income :
   Net income                                          --          --          --       7,192         --           --       7,192
   Change in net unrealized gain  on
   securities available for sale, net of
   re-classification adjustments and  tax effects      --          --          --          --     (1,729)          --      (1,729)
                                                                                                                         --------
     Total comprehensive income                        --          --          --          --         --           --       5,463

Cash dividends declared                                --          --          --      (2,147)        --           --      (2,147)

Treasury stock purchased                               --          --          --          --         --      (15,428)    (15,428)

Purchase of common stock -  MRP                        --          --      (5,453)         --         --           --      (5,453)

Change in unearned compensation - MRP                  --          --         727          --         --           --         727

Change in unearned compensation - ESOP                 --         167         411          --         --           --         578
                                                 --------    --------    --------    --------    -------     --------    --------
Balance at September 30, 2001                    $     77    $ 74,221    $(11,502)   $ 79,599    $18,095     $(15,428)   $145,062
                                                 ========    ========    ========    ========    =======     ========    ========


Balance at December 31, 2001                     $     77    $ 74,146    $(11,101)   $ 80,657    $18,836     $(23,292)   $139,323

Comprehensive income:
   Net Income                                          --          --          --       6,058         --           --       6,058
   Change in net unrealized gain  on
   securities available for sale, net of
   re-classification adjustments and tax effects       --          --          --          --     (5,015)          --      (5,015)
                                                                                                                         --------
     Total comprehensive income                                                                                             1,043

Cash dividends declared ($.36 per share)               --          --          --      (2,063)        --           --      (2,063)

Treasury stock purchased                               --          --          --          --         --       (6,912)     (6,912)

Change in unearned compensation - MRP                  --          74         818          --         --           --         892

Change in unearned compensation - ESOP                 --         304         356          --         --           --         660
                                                 --------    --------    --------    --------    -------     --------    --------
Balance at September 30, 2002                    $     77    $ 74,524    $ (9,927)   $ 84,652    $13,821     $(30,204)   $132,943
                                                 ========    ========    ========    ========    =======     ========    ========


See accompanying notes to unaudited consolidated financial statements.


                    BERKSHIRE HILLS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Unaudited
                                                                                    Nine Months Ended September 30,
                                                                                      --------------------------
                                                                                        2002              2001
                                                                                      ---------         --------
                                                                                            (In thousands)
Cash flows from operating activities:
        Net income                                                                    $   6,058         $  7,192
        Adjustments to reconcile net income to net cash provided by operating activities:
               Provision for loan losses                                                  3,875            2,625
               Net amortization of securities                                               593              131
               Depreciation and amortization expense                                      1,797            1,441
               Amortization of other intangibles                                            524              445
               Management Rewards Plan Expense                                              892              727
               ESOP Plan Expense                                                            660              578
               Gain on sales and dispositions of securities, net                           (310)            (266)
               Loss on impairment of securities                                             347               --
               Loss on sale of equipment                                                     --               35
               Deferred tax provision                                                        --                9
               Net change in loans held for sale                                             --           (1,265)
               Minority interest                                                           (300)              29
               Changes in operating assets and liabilities:
                   Accrued interest receivable and other assets                           2,088              395
                   Accrued expenses and other liabilities                                   981            2,250
                                                                                      ---------         --------
                        Net cash provided by operating activities                        17,205           14,326
                                                                                      ---------         --------


Cash flows from investing activities:
        Activity in available for sale securities:
               Sales                                                                      9,067            8,315
               Maturities                                                                43,123           22,369
               Principal payments                                                        17,963           11,280
               Purchases                                                               (105,046)         (38,624)
        Activity in held to maturity securities:
               Maturities                                                                 9,431           11,597
               Principal payments                                                        17,693           16,462
               Purchases                                                                (36,049)         (23,130)
        Purchase of Federal Home Loan Bank stock                                           (413)          (1,376)
        Loan originations, net of principal payments                                     10,034          (23,613)
        Additions to banking premises and equipment                                      (1,062)          (1,836)
        Proceeds from sales of foreclosed real estate                                        --               76
        Proceeds from sale of equipment                                                      --               20
        Payment for purchase of EastPoint Technologies, LLC                                  --           (7,300)
                                                                                      ---------         --------
               Net cash used by investing activities                                    (35,259)         (25,760)
                                                                                      ---------         --------

                                   (continued)


                            BERKSHIRE HILLS BANCORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Concluded)

                                                                                              Unaudited
                                                                                    Nine Months Ended September 30,
                                                                                      --------------------------
                                                                                        2002             2001
                                                                                      --------         ---------
                                                                                             (In thousands)
Cash flows from financing activities:
        Net increase  in deposits                                                     $ 31,992         $  14,298
        Net decrease in securities sold under agreements
            to repurchase                                                                 (640)             (180)
        Proceeds from Federal Home Loan Bank advances with maturities
          in excess of three months                                                     75,172           122,000
        Repayments of Federal Home Loan Bank advances with maturities
             in excess of three months                                                 (62,189)          (87,516)
        Proceeds of borrowings with maturities of three months or less, net of
          Repayments                                                                        --                --
        Net decrease in loans sold with recourse                                            --            (7,740)
        Treasury stock purchased                                                        (6,912)          (15,428)
        Purchase of common stock in connection with employee and
          non-employee directors benefit programs                                           --            (5,453)
        Dividends paid                                                                  (2,063)           (2,147)
                                                                                      --------         ---------
               Net cash provided by financing activities                                35,360            17,834
                                                                                      --------         ---------

Net change in cash and cash equivalents                                                 17,306             6,400

Cash and cash equivalents at beginning of period                                        42,123            43,612
                                                                                      --------         ---------
Cash and cash equivalents at end of period                                            $ 59,429         $  50,012
                                                                                      ========         =========

Supplemental cash flow information:
        Interest paid on deposits                                                     $ 13,551         $  21,060
        Interest paid on borrowed funds                                                  4,352             5,146
        Income taxes paid                                                                1,675             2,316
        Transfers from loans to foreclosed real estate                                   2,000                26


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (Unaudited)


Note 1. Basis of Presentation
-----------------------------

     The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp., and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2001. The consolidated financial information at September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

Note 2. Commitments
-------------------

     At September 30, 2002, the Company had outstanding commitments to originate new residential and commercial loans totaling $27.0 million, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $40.6 million and unadvanced commercial lines, including unadvanced construction loan funds, totaled $62.3 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3. Earnings Per Share
--------------------------

     Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan (the "ESOP") are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three and nine months ended September 30, 2002 and 2001, respectively.

     Basic earnings per share equaled $0.42 for the quarter ending September 30, 2002, based on 5,378,371 average shares outstanding as compared to $0.42 for the quarter ending September 30, 2001 based on 6,196,013 average shares outstanding. Diluted earnings per share equaled $0.38 for the quarter ending September 30, 2002, based on 5,849,618 average shares outstanding as compared to $0.40 for the quarter ending September 30, 2001 based on 6,567,976 average shares outstanding.

     Basic and diluted earnings per share for the nine months ending September 30, 2002 were $1.11 and $1.03 respectively, based on 5,457,271 average shares outstanding and 5,907,230 average shares outstanding, respectively. This compares to basic and diluted earnings per share for the nine months ended September 30, 2001 of $1.12 and $1.06 respectively, based on 6,432,179 average shares outstanding and 6,754,663 average shares outstanding, respectively.

Note 4. Book Value
------------------

     The book value per share of Berkshire Hills' common stock at September 30, 2002 was $21.75, based on total equity of $132.9 million and outstanding shares of 6,113,527. The book value at December 31, 2001 was $21.68 based on total equity of $139.3 million and total outstanding shares of 6,425,140.

Note 5. Dividend
-----------------

     On July 24, 2002, the Company's Board of Directors approved the payment of a cash dividend of $0.12 per share, payable on August 23, 2002, to stockholders of record on August 8, 2002.

Note 6. Stock Repurchase Program
--------------------------------

     During the third quarter of 2002, the Company continued its fifth 5% stock repurchase program purchasing 28,200 shares at a cost of $618,000. The Company has 172,416 shares available for repurchase under this program. The Company has repurchased 311,613 shares at a cost of $6.9 million during 2002.

Note 7.   Recent Accounting Pronouncements
------------------------------------------

     On June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. As a result of the Company's investment in EastPoint Technologies, LLC, $4.3 million of goodwill was recorded on the books of the Company. An annual evaluation of this goodwill was completed in June 2002 and resulted in no impairment in 2002, as of the evaluation date.

Note 8.   Real Estate Investment Trust (REIT)
---------------------------------------------

     Berkshire Hills established a real estate investment trust (REIT) in the second quarter of 2001. As a result of its operations, the Company was able to reduce its tax obligations by an estimated $205,000 in the third quarter of 2002 and $346,000 for the first nine months of 2002. Similarly, for the year ended December 31, 2001, it is estimated the operations of the REIT reduced the Company's net tax liability by $494,000. Recently, the Massachusetts Department of Revenue has questioned the applicability of allowing a deduction on dividends upstreamed from a bank-established REIT to a parent company. While the ultimate resolution of the matter is uncertain and no assurances can be made that such deductions will be deemed to be appropriate for state tax purposes, the Company believes the deductions it has taken to date are appropriate and thus has not taken any provision in its financial statements for any amounts that the Department of Revenue may assess in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

     The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2002 and 2001, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in
Part I, Item 1 of this document.

Forward Looking Statements

     This report contains forward looking statements that are based on assumptions and may describe future plans, strategies, and expectations of Berkshire Hills and Berkshire Bank. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Berkshire Hills' and Berkshire Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' and Berkshire Bank's market area, changes in real estate market values in Berkshire Hills' and Berkshire Bank's market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire Hills does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Recent Developments

     On October 17, 2002, Berkshire Hills announced that Michael P. Daly, who previously served as Executive Vice President of the Company and the Bank, was appointed to serve as President, Chief Executive Officer and a Director of the Company and the Bank and that Lawrence A. Bossidy was appointed as Non-Executive Chairman of the Board of Directors of the Company.

     On October 17, 2002, the Company also announced that James A. Cunningham, Jr. resigned as President, Chief Executive Officer and a Director of the Company and the Bank, effective October 16, 2002. In connection with his resignation, the Company, the Bank and Mr. Cunningham entered into a severance agreement to resolve the obligation owed Mr. Cunningham under his existing employment agreements which provided severance payments and benefits. Such severance agreement also provides the Company and Bank with a release from certain other claims related to Mr. Cunningham's employment and impose certain restrictions on him, including non-competition and confidentiality requirements.The Company expects to incur a $2.4 million (after-tax) charge in the fourth quarter in connection with the severance agreement.

     Berkshire Hills named Michael J. Ferry as Senior Vice President of Commercial Lending of Berkshire Bank and Linda A. Johnston had been named Senior Vice President of Human Resources of Berkshire Bank. Mr. Ferry and Ms. Johnston had each previously served as a vice president of Berkshire Bank. Additionally, Berkshire Hills announced that the responsibilities of Gayle P. Fawcett, Senior Vice President of Systems and Operations, had been expanded to include oversight over branch administration, marketing and facilities.

     The individuals listed above have assumed the responsibilities of Susan M. Santora, Executive Vice President of Berkshire Hills and Berkshire Bank, who will resign effective November 15, 2002, and John A. Davidson, Senior Vice President of Berkshire Bank, who will resign effective December 20, 2002. Additionally, Charles F. Plungis, Jr., Senior Vice President, Treasurer and Chief Financial Officer of Berkshire Hills and Berkshire Bank, will be resigning effective upon the earlier of February 28, 2003 or as Berkshire Hills and Berkshire Bank may determine to be appropriate after the fiscal year-end reporting is completed. Berkshire Hills and Berkshire Bank entered into severance agreements with such departing officers to resolve obligations owed under existing employment agreements or change-in-control agreements which provided severance payments and benefits to such officers. Such severance agreements also provide the Company and Bank with a release from certain other claims related to their employment and impose certain restrictions on such individuals, including non-competition and confidentiality requirements. Berkshire Hills expects to incur an after-tax charge of approximately $2.0 million in the fourth quarter in connection with these severance agreements.


Comparison of Financial Condition at September 30, 2002 and December 31, 2001

     Total assets at September 30, 2002 were $1.07 billion, an increase of $35.9 million, or 3.5%, from $1.03 billion at December 31, 2001. Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $182.7 million at September 30, 2002, a $35.9 million, or 24.4%, increase from $146.8 million at December 31, 2001. Short-term investments increased $15.6 million, or 80.3%, to $35.1 million at September 30, 2002. A $16.3 million, or 2.0%, decrease in loans outstanding, which totaled $786.7 million at September 30, 2002, as well as a $32.0 million increase in deposits to $774.7 million at

September 30, 2002 and a $13.0 million increase in Federal Home Loan Bank advances, which totaled $146.9 million at September 30, 2002, funded the securities and short term investments increases.

Loans

     Total loans outstanding decreased $16.3 million, or 2.0%, to $786.7 million during the first nine months of 2002. The lower total outstanding was due to a decrease in sub-prime automobile loans resulting from the Company's strategy to exit the sub-prime automobile loan business and lower balances in the commercial land development and construction loan category outpaced increases in the commercial real estate and residential land development and construction loan portfolios. The consumer loan portfolio fell $30.1 million, or 11.1%, to $241.0 million at September 30, 2002. The automobile loan portion of the portfolio decreased by $29.0 million during the first nine months of 2002 and comprised 23.78% of total loans outstanding at September 30, 2002 down from 26.90% at December 31, 2001. The Company has decided to exit the sub-prime automobile loan business by allowing its existing sub-prime automobile loans to pay down and by discontinuing the origination of new sub-prime loans. In implementing this strategy during the first nine months of 2002, the Company saw its sub-prime automobile loans fall from $113.9 million at December 31, 2001 to $88.2 million at September 30, 2002. It is estimated that the balance of sub-prime automobile loans held by the Company on December 31, 2002 will be approximately $79.0 million.

     Residential one-to four-family loans declined $2.9 million to $226.5 million at September 30, 2002 as mortgage originations did not fully offset monthly amortization and prepayments. Residential land development and construction loans increased $3.8 million, or 107.4%, to $7.4 million reflecting a strong local new housing market.

     Commercial land development and construction loans decreased by $9.5 million as several large projects converted to permanent financing. The conversion of these loans as well as the origination of $12.0 million in net new business resulted in a $21.5 million, or 25.5%, increase in commercial real estate loans.


                                                          At September 30, 2002      At December 31, 2001
                                                         ----------------------     -----------------------
                                                                        Percent                    Percent
                                                           Balance     of total      Balance       of total
                                                         -----------   --------     -----------   ---------
                                                                       (Dollars in thousands)
                Real estate loans:
                     Residential one-to four-family       $ 226,525     28.81%       $ 229,432      28.57%
                     Residential land development
                        and construction                      7,434      0.94%           3,585       0.45%
                     Commercial one-to four-family           10,768      1.37%          11,517       1.43%
                     Commercial real estate                 106,074     13.48%          84,538      10.53%
                     Commercial  land development
                        and construction                      9,832      1.25%          19,351       2.41%
                     Multi-family                            14,973      1.90%          13,183       1.64%
                                                         -----------   --------     -----------   ---------
                         Total real estate loans            375,606     47.75%         361,606      45.03%

                Commercial loans                            170,130     21.62%         170,305      21.21%

                Consumer loans:
                     Automobile                             187,025     23.78%         216,026      26.90%
                     Home equity loans                       38,645      4.91%          34,439       4.30%
                     Other                                   15,281      1.94%          20,578       2.56%
                                                         -----------   --------     -----------   ---------
                         Total consumer loans               240,951     30.63%         271,043      33.76%

                Total loans                                 786,687                    802,954

                Less:  Allowance for loan losses           (10,676)      1.36%        (11,034)       1.37%
                                                         -----------                -----------
                     Loans, net                           $ 776,011                  $ 791,920
                                                         ===========                ===========

Allowance for Loan Losses

     All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions in an amount considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on September 30, 2002, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

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

     On September 30, 2002, the allowance for loan losses totaled $10.7 million, or 1.36% of total loans outstanding, as compared to $11.0 million, or 1.37% of total loans outstanding, at December 31, 2001. Charged-off loans totaled $6.8 million during the first nine months this year as compared to $2.6 million last year primarily due to continued weakness in the indirect automobile portfolio and the institution of a new, more aggressive policy in the fourth quarter of 2001 regarding the charge-off of automobile loans. Under the new policy, all delinquent automobile loans remain on accrual status until they are 120 days past due at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. In addition, two commercial real estate loans totaling $510,000 were charged off in the first nine months of 2002 versus none last year. Recoveries totaled $2.6 million for the nine months this year as compared to $591,000 for the nine months last year, an increase of $2.0 million, as the Company aggressively pursued the collection of previously charged-off loans. On September 30, 2002, the allowance expressed as a percentage of nonperforming loans was 424.66% while on September 30, 2001 it was 179.58%.

     The following table sets forth information regarding the allowance for loan losses for the nine month periods ended September 30, 2002 and 2001.


                                                                    Nine Months Ended
                                                         ------------------------------------------
                                                         September 30, 2002     September 30, 2001
                                                         ------------------     -------------------
                                                                   (Dollars in thousands)
     Allowance for loan losses, beginning of period            $11,034               $10,216

     Charge-offs:
          Residential one-to four-family                            --                    33
          Residential land development and construction             --                    --
          Commercial one-to four-family                             --                    --
          Commercial real estate                                   510                    --
          Commercial land development and construction              --                    --
          Multi-family                                              --                    --
          Commercial                                               204                   139
          Consumer (1)                                           6,115                 2,419
                                                               -------               -------
              Total charge-offs                                  6,829                 2,591
                                                               -------               -------

     Recoveries:
          Residential one-to four-family                            --                    --
          Residential land development and construction             --                    --
          Commercial one-to four-family                             --                    --
          Commercial real estate                                    --                    --
          Commercial land development and construction              --                    --
          Multi-family                                              --                    --
          Commercial                                               133                   225
          Consumer (1)                                           2,463                   366
                                                               -------               -------
              Total recoveries                                   2,596                   591
                                                               -------               -------

     Net charge offs                                             4,233                 2,000

     Provision                                                   3,875                 2,625
                                                               -------               -------

     Allowance for loan losses, end of period                  $10,676               $10,841
                                                               =======               =======

     Net loans charged-off to total loans                         0.54%                 0.24%
     Allowance for loan losses to total loans                     1.36%                 1.33%
     Allowance for loan losses to nonperforming loans           424.66%               179.58%
     Recoveries to charge-offs                                   38.01%                22.81%

     (1) Consists primarily of automobile loans


Nonperforming Assets

     The following table sets forth information regarding nonperforming assets as of September 30, 2002 and December 31, 2001.

                                            At September 30, 2002     At December 31, 2001
                                            ---------------------     ---------------------
                                                        (Dollars in thousands)
     Nonaccruing loans:
          Residential one-to four-family           $  166                     $  250
          Residential land development
             and construction                          --                         --
          Commercial one-to four-family                --                         60
          Commercial real estate                       --                         --
          Commercial land development
             and construction                          --                         --
          Multi-family                                 --                         --
          Commercial                                1,490                      2,077
          Automobile                                  858                        315
          Home equity                                  --                         --
          Other consumer                               --                         --
                                                   ------                     ------
              Total                                 2,514                      2,702
                                                   ------                     ------

     Other real estate owned                        2,000                         --
                                                   ------                     ------

     Total nonperforming assets                    $4,514                     $2,702
                                                   ======                     ======

     Total nonperforming loans to total loans        0.32%                      0.34%

     Total nonperforming assets to total assets      0.42%                      0.26%



     Generally, the Company ceases accruing interest on all loans when principal or interest payments are 90 days or more past due unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. However, in the last quarter of 2001, the Company initiated a new policy for automobile loans whereby all delinquent automobile loans remain on accrual status until they are 120 days past due at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. At September 30, 2002, the Company had $1.2 million in automobile loans that were 90 days past due and still accruing as compared to $1.3 million at December 31, 2001.

     Total nonaccruing loans amounted to $2.5 million, a decrease of $188,000, or 7.0%, from $2.7 million at December 31, 2001. This decrease was due to the decrease in commercial nonaccruing loans, which declined to $1.5 million at September 30, 2002 from $2.1 million at December 31, 2001 as collections more than offset new loans added to the commercial nonaccruing totals. Partially offsetting this decrease was an increase in automobile nonaccruing loans of $543,000 as all previous nonaccural automobile loans remain on nonaccrual until such loans are current for a period of six months. The ratio of nonperforming loans as a percentage of total loans decreased to 0.32% at September 30, 2002 from 0.34% as of December 31, 2001. Foreclosed real estate was $2.0 million at September 30, 2002 versus zero at December 31, 2001 as the Company took possession of one commercial property.

Investment Securities

     Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $182.7 million at September 30, 2002, a $35.9 million, or 24.4%, increase from $146.8 million at December 31, 2001. This increase was primarily due to an increase in investments in callable agency securities with final maturities of five years or less. The net unrealized gain in the portfolio decreased by $5.0 million from December 31, 2001 to $13.8 million due to this year's decline in equity prices. This change was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

Miscellaneous Assets

     Miscellaneous assets, which include premises and equipment, foreclosed real estate, accrued interest receivable, goodwill and other intangibles, and other assets, totaled $48.5 million at September 30, 2002, a decrease of $1.3 million, or 2.7%, from $49.9 million at December 31, 2001. The decrease in miscellaneous assets was primarily due to a $477,000 decrease in repossessed automobiles from December 31, 2001, as repossessed automobiles totaled $2.1 million at September 30, 2002 and a $524,000 decrease in other intangible assets due to normal amortization.

Deposits

     Customers' deposits are the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of September 30, 2002 and December 31, 2001.

                                                 At September 30, 2002           At December 31, 2001
                                             ---------------------------     ---------------------------
                                                               Percent                         Percent
                                                Balance      of deposits       Balance       of deposits
                                             -----------     -----------     -----------     -----------
                                                              (Dollars in thousands)

                Demand deposits                 $84,829         10.95%        $82,758          11.14%
                NOW accounts                     84,208         10.87%         80,970          10.90%
                Savings accounts                158,510         20.46%        151,565          20.41%
                Money market accounts           117,002         15.10%        110,199          14.84%
                Certificates of deposit         330,172         42.62%        317,237          42.71%
                                             -----------                   -----------
                     Total deposits           $ 774,721                     $ 742,729
                                             ===========                   ===========


     Total deposits were $774.7 million on September 30, 2002, an increase of $32.0 million for the first nine months of the year as deposits rebounded well in the second and third quarters from a seasonally slow first quarter. Certificates of deposit and savings accounts increased $19.9 million from December 31, 2001 while demand deposit accounts increased $2.1 million. Money market and NOW accounts increased $10.0 million. Core deposits, which the Company considers to be all but certificates of deposit, were 57.4% of total deposits on September 30, 2002 as compared to 57.3% on December 31, 2001.

Borrowings

     Borrowings from the Federal Home Loan Bank of Boston totaled $146.9 million at September 30, 2002, a $13.0 million, or 9.7%, increase from $134.0 million at December 31, 2001, as the Company has looked to extend maturities and take advantage of low cost funds. The Company's borrowing capacity at the Federal Home Loan Bank of Boston is in excess of $175 million.

Stockholders' Equity

     At September 30, 2002, the Company had $132.9 million in stockholders' equity compared to $139.3 million at December 31, 2001. The decrease was primarily due to the purchase of 311,613 shares of the Company's common stock under this year's repurchase programs at a cost of $6.9 million. The Company also declared and paid cash dividends of $0.36 per common share amounting to $2.1 million during the first nine months of 2002. The net unrealized gain in the securities portfolio decreased by $5.0 million from December 31, 2001 to $13.8 million. This change was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity. Partially offsetting these decreases in stockholders' equity was net income of $6.1 million.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

     Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income, before the provision for loan losses, decreased $74,000, or 0.7%, to $10.6 million for the third quarter of 2002. The Company's net interest margin was 4.21% for the quarter ended September 30, 2002 compared to 4.36% for the same quarter last year as customers refinanced loans at lower rates and pay downs for higher rate automobile and other loans were reinvested in lower yielding securities.

     Total interest and dividend income decreased $2.6 million, or 13.9%, to $16.5 million for the third quarter of 2002 as compared to the same period last year. Loan interest dropped to $14.6 million in the current quarter, a decrease of $2.7 million, or 15.8%, due to lower average loan balances compared to the third quarter last year and due to lower yields as rates have remained at levels below those experienced in 2001.

     Total interest expense fell $2.6 million, or 30.4%, to $5.9 million for the third quarter due to lower rates paid on all interest-bearing liabilities. Deposit expense fell by $2.3 million for the third quarter of 2002 to $4.4 million while interest on FHLB advances decreased $240,000 to $1.5 million from $1.7 million last year as lower rates paid on new borrowings replaced higher cost advances.

     The Company's provision for loan losses was $1.1 million in the third quarter of this year as compared to $945,000 in the same quarter last year. In assessing the provision for the third quarter of 2002, management took into consideration a $14.6 million increase in commercial loans from the third quarter of last year. This increase in commercial loans directly resulted in a $714,000 increase in the commercial loan reserve requirement. However, this increase in reserve requirement was more than offset by a $1.3 million decrease in the consumer loan reserve requirement as consumer loan balances dropped $40.5 million to $241.0 million at September 30, 2002 from $281.4 million at September 30, 2001. The Company also looks closely at loan charge-offs, which increased $738,000 to $1.8 million in the third quarter of this year from $1.1 million last year. Foremost in this increase was consumer loan charge-offs which rose $723,000 to $1.7 million at September 30, 2002 from $965,000 at September 30, 2001. In establishing the provision for loan losses, the Company also examined nonperforming loans which decreased significantly, from $6.0 million at
September 30, 2001 to $2.5 million at September 30, 2002. The Company also evaluates current recoveries and the likelihood for recoveries of previously charged-off loans, among other items.

     After the provision for loan losses, net interest income was $9.5 million for the quarter ending September 30, 2002, as compared to $9.7 million for the same period last year, a decrease of $179,000, or 1.8%.

     Noninterest Income. For the three months ended September 30, 2002, noninterest income totaled $3.3 million, a decrease of $346,000 from the same quarter last year. A large one-time incremental license fee earned by EastPoint of $1.1 million inflated last year's total. Excluding that $1.1 million fee, revenues for EastPoint were $2.2 million for the three months ended September 30, 2002 compared to $1.3 million for the three months ended September 30, 2001.

     Higher ATM and debit card usage helped produce an increase of $123,000 to $557,000 in 2002's third quarter customer service fees. However, loan fees dropped $156,000 to $79,000 as the Company decided earlier this year to retain in portfolio all loans that it originates and thus is now servicing fewer loans.

     Noninterest Expenses. Noninterest (operating) expenses amounted to $9.4 million for the three months ending September 30, 2002, an increase of only $15,000 from last year's third quarter totals. Salaries and benefits expense rose $348,000, or 6.9%, to $5.4 million in the third quarter of this year from $5.1 million in the third quarter of last year. However, this increase was partially offset by a $276,000 decrease in data processing expenses as a switch in ATM network vendors resulted in lower operating costs for the third quarter this year. The data processing expense for the third quarter of last year included $173,000 in nonrecurring costs. In addition, professional services fees decreased $92,000.

     Income Taxes. Income taxes were $1.1 million in this year's third quarter with an effective tax rate of 32.5%, the same tax rate as the third quarter last year.

     Berkshire Hills established a real estate investment trust (REIT) in the second quarter of 2001. As a result of its operations, the Company was able to reduce its tax obligations by an estimated $205,000 in the third quarter of 2002 and $346,000 for the first nine months of 2002. Similarly, for the year ended December 31, 2001, it is estimated the operations of the REIT reduced the Company's net tax liability by $494,000. Recently, the Massachusetts Department of Revenue has questioned the applicability of allowing a deduction on dividends upstreamed from a bank-established REIT to a parent company. While the ultimate resolution of the matter is uncertain and no assurances can be made that such deductions will be deemed to be appropriate for state tax purposes, the Company believes the deductions it has taken to date are appropriate and thus has not taken any provision in its financial statements for any amounts that the Department of Revenue may assess in the future.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

     Net Interest Income. Net interest income, before the provision for loan losses, totaled $31.7 million for the first nine months of 2002, up $529,000 from $31.2 million over the same period last year. Both interest income and interest expense have declined over the first nine months of this year due to the lower market interest rate environment, however, the decline in interest income was more than offset by the decline in interest expense. The Company's net interest margin equaled 4.32% over the first nine months of 2002 versus 4.31% last year. The increase in net interest margin was primarily due to the elimination of interest rate floors on certain deposit accounts in the second half of 2001. The Company's Asset/Liability committee strives to keep the Company's net interest margin as unaffected as possible by market interest rate fluctuations. This was accomplished as declines in the rates earned on the Company's loan and securities portfolios over the first nine months this year were more than offset by decreases in the rates paid on deposits and the refinancing of advances from the Federal Home Loan Bank of Boston at lower rates.

     Total interest and dividend income totaled $49.6 million for the first nine months of 2002, a $7.9 million, or 13.8%, decrease from $57.5 million over the first nine months last year. The interest earned on the Company's loan portfolio dropped $7.5 million to $44.3 million for the nine months ended September 30, 2002 as loan yields fell due to heavy refinancing activity resulting from the sharp decline in interest rates and a competitive local marketplace.

     Total interest expense dropped $8.4 million, or 32.1%, to $17.9 million for the nine months ended September 30, 2002 due to lower rates paid on all interest bearing liabilities. Interest paid on deposits totaled $13.6 million, a decrease of $7.4 million from $21.0 million over the comparable period last year. Interest on FHLB advances dropped $770,000 as lower rates offset higher balances.

     The provision for loan losses increased $1.3 million to $3.9 million for the first three quarters of 2002 from $2.6 million for the first nine months of 2001. In assessing the Company's provision, management looks closely at the balances and rate of loan growth in the various Company loan portfolios, especially its consumer loan and commercial loan portfolios. Due to increases in the balance of the commercial loan portfolio, the Company increased the provision by $714,000 from where it was one year ago. Offsetting this is a lower balance in the consumer loan portfolio and in particular, the sub-prime indirect automobile loan portfolio, which allowed management to lower the provision by $1.3 million. The Company also evaluates loan charge-offs in determining the provision for loan losses. Loan charge-offs increased by $4.3 million in the first nine months of 2002 over the same period last year. Of these, consumer loan charge-offs increased $3.7 million to $6.1 million at September 30, 2002 from $2.4 million at September 30, 2001. Management also considers the level and trend of nonperforming loans in determining the provision for loan losses. Nonperforming loans totaled $2.5 million at September 30, 2002, a $3.5 million decrease from $6.0 million at September 30, 2001. Among other items, the Company also evaluates current recoveries and the likelihood for recoveries of previously charged off loans.

     After the provision for loan losses, net interest income was $27.8 million for the first nine months of 2002, as compared to $28.5 million for the same period last year, a decrease of $721,000, or 2.5%.

     Noninterest Income. For the nine months ended September 30, 2002, noninterest income totaled $9.1 million, a $2.9 million increase from $6.2 million for the same period last year. Substantially all of this increase was related to the operations of EastPoint, as nine months worth of license fees totaling $5.3 million were included in 2002's results while only three months worth of license fees totaling $2.4 million were included in 2001's results. Excluding EastPoint's contribution, noninterest income increased $71,000, or 1.9%, over last year's $3.8 million. During the first nine months of 2002 customer service fees increased $309,000 to $1.7 million due to higher ATM and debit card usage and deposit account service charges. Trust department fees rose $62,000 to $1.4 million versus the same period last year. Somewhat offsetting these increases was a $37,000 loss on the sale of securities this year as opposed to a gain of $266,000 last year, a difference of $303,000. Loan fees decreased $92,000 for the first nine months of 2002 versus the first nine months last year as the Company decided to retain new originations and is servicing fewer loans.

     Noninterest Expenses. Noninterest (operating) expense totaled $27.9 million for the nine months ended September 30, 2002, an increase of $3.9 million, or 16.4%, from $24.0 million for the same period last year. As was the case with noninterest income, substantially all of the increase in expenses was due to the operations of EastPoint. Total salaries and benefits expense equaled $16.3 million at September 30, 2002, an increase of $3.6 million from $12.7 million last year while occupancy and equipment expenses totaled $3.9 million for the nine months ended September 30, 2002, an increase of $600,000. Included in these increases were expenses of $3.9 million related to EastPoint and $1.0 million related to EastPoint's occupancy and equipment totals. Excluding the operations of EastPoint, noninterest expenses equaled $22.1 million, an increase of only $52,000 from last year. Data processing expenses dropped $370,000 to $494,000 for the first three quarters of 2002 due to a switch in ATM network vendors last year.

     Income Taxes. Income taxes were $2.9 million for the first nine months of this year versus $3.5 million for the same nine months as last year. The effective tax rates were 32.5% and 32.8% respectively. The lower tax rate in 2002 was due to the operation of the Company's REIT for the full nine months of this year versus only a portion of the first nine months of last year.

Regulatory Capital

     The Company's capital to assets ratios for September 30, 2002 and December 31, 2001 were 12.46% and 13.52%, respectively. The various regulatory capital ratios for the Company and the Bank at September 30, 2002 and December 31, 2001 were as follows:

                                                                         At September 30, 2002
                                            ---------------------------------------------------------------------------------------
                                                                                                             Minimum To Be Well
                                                                                  Minimum                     Capitalized Under
                                                                                  Capital                     Prompt Corrective
                                                      Actual                    Requirement                   Action Provisions
                                            -------------------------     -------------------------       -------------------------
                                               Amount        Ratio          Amount         Ratio             Amount        Ratio
                                            -----------   -----------     -----------   -----------       -----------   -----------
                                                                            (Dollars in thousands)
Total capital to risk weighted assets:
    Berkshire Hills Bancorp, Inc.            $128,802        15.34 %           N/A          N/A                N/A            N/A
    Berkshire Bank                            114,678        13.77         $66,612         8.00 %          $83,265          10.00 %

Tier I capital to risk weighted assets:
    Berkshire Hills Bancorp, Inc.             109,055        12.98             N/A          N/A                N/A            N/A
    Berkshire Bank                             95,020        11.41          33,306         4.00             49,959           6.00


Tier I capital to average assets:
    Berkshire Hills Bancorp, Inc.             109,055        10.83             N/A          N/A                N/A            N/A
    Berkshire Bank                             95,020         9.48          40,098         4.00             50,122           5.00



                                                                           At December 31, 2001
                                            ---------------------------------------------------------------------------------------
                                                                                                             Minimum To Be Well
                                                                                  Minimum                     Capitalized Under
                                                                                  Capital                     Prompt Corrective
                                                      Actual                    Requirement                   Action Provisions
                                            -------------------------     -------------------------       -------------------------
                                               Amount        Ratio          Amount         Ratio             Amount        Ratio
                                            -----------   -----------     -----------   -----------       -----------   -----------
                                                                          (Dollars in thousands)
Total capital to risk weighted assets:
    Berkshire Hills Bancorp, Inc.            $133,240        15.73 %           N/A          N/A                N/A            N/A
    Berkshire Bank                            111,640        13.38         $66,749         8.00 %          $83,437          10.00 %

Tier I capital to risk weighted assets:
    Berkshire Hills Bancorp, Inc.             109,895        12.98             N/A          N/A                N/A            N/A
    Berkshire Bank                             88,450        10.60          33,375         4.00             50,062           6.00


Tier I capital to average assets:
    Berkshire Hills Bancorp, Inc.             109,895        11.02             N/A          N/A                N/A            N/A
    Berkshire Bank                             88,450         9.05          39,108         4.00             48,885           5.00


     As of September 30, 2002, Berkshire Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. As part of management's revised strategy to address the level of sub-prime automobile loans and the overall credit risk to Berkshire Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements and in amounts which management will determine in consideration of the amount of lower quality sub-prime automobile loans in the loan portfolio.

Liquidity

     Liquidity is the ability to meet current and future financial obligations of a short term nature. Berkshire Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities.

     Berkshire Bank's primary investing activities are: (1) originating residential one-to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit, and consumer loans; and (2) investing in mortgage-and asset-backed securities, U.S. Government and agency obligations, and corporate equity securities and debt obligations. Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $129.9 million at September 30, 2002. The Company's investments in mortgage-and asset-backed securities, U. S. Government and agency obligations, corporate debt obligations and corporate equity securities totaled $182.7 million at September 30, 2002. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. Additionally, deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Berkshire Bank and its local competitors, and other factors. Berkshire Bank closely monitors its liquidity position on a daily basis. If Berkshire Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement with the Depositors Insurance Fund, the Bank's excess deposit insurer.

     Berkshire Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, Berkshire Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon Berkshire Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with Berkshire Bank. Certificates of deposit that were scheduled to mature in one year or less from September 30, 2002 were approximately $227.1 million.

     The primary source of funding for Berkshire Hills is dividend payments from Berkshire Bank, sales and maturities of investment securities, and to a lesser extent, earnings on investments and deposits held by Berkshire Hills. Dividend payments by Berkshire Bank have primarily been used to pay holding company obligations, including the payment of dividends and the funding of stock repurchase programs. The Bank's ability to pay dividends and other capital distributions to Berkshire Hills is generally limited by the Massachusetts banking regulations and the regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons. As of September 30, 2002, the Bank had the ability to declare $4.9 million of dividends to the Company without regulatory approval.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     Qualitative Aspects of Market Risk. Berkshire Bank's most significant form of market risk is interest rate risk. The principal objectives of Berkshire Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports to the Executive Committee of the Bank and the Board of Directors. The

Asset/Liability Committee consists of Berkshire Bank's President and Chief Executive Officer; Senior Vice President, Treasurer and Chief Financial Officer; Senior Vice President-Lending Officer; and Senior Vice President-Retail Banking. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Berkshire Bank.

      Berkshire Bank manages interest rate risk by:

          o emphasizing the origination of adjustable rate loans and, from time to time, selling a portion of its longer term fixed rate loans as market interest rate conditions dictate;

          o    originating shorter term commercial and consumer loans;

          o investing in a high quality, liquid securities portfolio that provides the flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan portfolio;

          o    promoting  lower cost  liability  accounts such as core deposits;
               and

          o using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities.

     For Berkshire Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $21.2 million at September 30, 2002. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Hills' equity. Since December 31, 2001, this component has decreased $5.0 million. It is not possible to predict with complete accuracy the direction and magnitude of securities price changes. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

     Quantitative Aspects of Market Risk. Berkshire Hills uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in the balance sheet mix. The model assumes the yield curve is derived from the interpolated Treasury yield curve and that an instantaneous increase or decrease of market interest rates would cause a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings are expected to reprice at the new market rate on the contractual review or maturity date. The Company closely monitors its loan prepayment trends and uses prepayment guidelines set forth by Freddie Mac and Fannie Mae as well as Company generated figures where applicable. All prepayments are assumed to roll over into new loans originated in the same loan category at the new market rate. Berkshire Hills further assumes that its securities' cash flows, especially its mortgage backed securities cash flows, are such that they will generally follow industry standards and that prepayments will be reinvested in the same category at the prevailing market rate. Finally, the model presumes that the balance sheet mix will remain relatively unchanged throughout the next calendar year.

     The tables below set forth, as of September 30, 2002 and December 31, 2001, estimated net interest income and the estimated changes in Berkshire Hills net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.



             Increase/
            (decrease)
             in market                   At September 30, 2002                  At December 31, 2001
          interest rates        ---------------------------------------   ------------------------------------
          in basis points                       Dollar         Percent                   Dollar       Percent
           (rate shock)            Amount       Change         change       Amount       change        change
        --------------------    -----------   -----------    ----------   ----------   ----------    ----------

                200               $ 40,855       $ 349          0.86 %     $ 45,863       $  64         0.14 %
                100                 39,971        (535)       (1.32)         45,209        (590)       (1.29)
              Static                40,506          --           --          45,799          --          --
               (100)                40,796         290          0.72         46,332         533         1.16
               (200)                39,436      (1,070 )       (2.64 )       44,955        (844 )      (1.84)


     At September 30, 2002, for small movements in market interest rates (+/- 100 basis points), Berkshire Hills was liability sensitive as it was at December 31, 2001. Thus, in the event of a sudden and sustained decline in prevailing market rates of 100 basis points, the September 30, 2002 chart indicates a $290,000 increase in net interest income while the December 31, 2001 chart indicates an increase of $533,000. Likewise, in the event of a 100 basis point increase, the September 30, 2002 chart indicates a decrease in net interest income of $535,000 compared to a $590,000 decrease in the December 31, 2001 chart. The Company was less liability sensitive at September 30, 2002 as continuing loan pay downs and funds from new certificate of deposits were invested in short-term securities.

     In the event of a sudden and sustained decrease in prevailing market interest rates of 200 basis points, the September 30, 2002 table indicates a decline in net interest income of $1.1 million compared to a $844,000 decline in the December 31, 2001 chart. A sudden and sustained increase of 200 basis points in market interest rates would lead to a $349,000 increase in net interest income in the September 30, 2002 scenario while the December 31, 2001 scenario shows an increase of $64,000. The Company's net interest income is negatively impacted in the case of a 200 basis point drop as deposit accounts hit predetermined floors while net interest income is enhanced in the case of a 200 basis point increase because these same deposit accounts hit Company determined caps.

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

Impact of Inflation and Changing Prices

     The consolidated financial statements and related data presented have been prepared in conformity with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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

               None.

ITEM 5.    OTHER INFORMATION.

               None.

ITEM 6.    EXHIBITS AND REPORTS OF FORM 8-K (ss.249.308 OF THIS CHAPTER).


            (a)  Exhibits

                    3.1  Certificate  of   Incorporation   of  Berkshire   Hills
                         Bancorp, Inc. (1)
                    3.2  Bylaws of Berkshire Hills Bancorp, Inc.
                    4.0  Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
                   10.1 Severance Agreement, dated October 16, 2002, by and among James A. Cunningham, Jr.,
                         Berkshire Hills Bancorp, Inc. and Berkshire Bank (2)
                   10.2 Severance Agreement, dated November 13, 2002, by and among Charles F. Plungis, Jr., Berkshire Hills
                         Bancorp, Inc. and Berkshire Bank
                   10.3 Severance Agreement, dated November 13, 2002, by and among Susan M. Santora, Berkshire Hills
                         Bancorp, Inc. and Berkshire Bank
                   99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350


            (b) Reports on Form 8-K

                 None

_____________________________

(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-32146.

(2) Incorporated by reference into this document from the Exhibits filed with the Company's Form 8-K on October 18, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BERKSHIRE HILLS BANCORP, INC.


Dated: November 12, 2002       By: /s/ Michael P. Daly
                                   ---------------------------------------
                                   Michael P. Daly
                                   President, Chief Executive Officer
                                   and Director
                                   (principal executive officer)

Dated: November 12, 2002       By: /s/ Charles F. Plungis, Jr.
                                   ----------------------------------------
                                   Charles F. Plungis, Jr.
                                   Senior Vice President, Treasurer
                                   and Chief Financial Officer
                                   (principal financial and accounting officer)

                                  CERTIFICATION

I, Michael P. Daly, certify, that:

1. I have reviewed this quarterly report of Form 10-Q of Berkshire Hills Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 12, 2002                  /s/ Michael P. Daly
                                          -------------------------------------
                                          Michael P. Daly
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Charles F. Plungis, Jr., certify, that:

1. I have reviewed this quarterly report of Form 10-Q of Berkshire Hills Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                  /s/ Charles F. Plungis, Jr.
                                          ------------------------------------
                                          Charles F. Plungis, Jr.
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer