Form 10-K
BERKSHIRE HILLS BANCORP INC
filed 2003-03-17
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |X| No |_|

The market value of the voting and non-voting common equity held by non-affiliates was $147.2 million, which was computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter. Solely for purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be held by affiliates.

              As of February 25, 2003, the registrant had 6,014,862
                      shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
 Portions of Proxy Statement for the Annual Meeting of Stockholders. (Part III)

INDEX

PART I ....................................................................    2

   ITEM 1. BUSINESS .......................................................    2

   ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT ..........................   30

   ITEM 2. PROPERTIES .....................................................   32

   ITEM 3. LEGAL PROCEEDINGS ..............................................   32

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............   33

PART II ...................................................................   33

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS .......................................................   33

   ITEM 6. SELECTED FINANCIAL DATA ........................................   33

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS .....................................   36

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....   45

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA .....................   47

   ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ......................................   97

PART III ..................................................................   97

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............   97

   ITEM 11. EXECUTIVE COMPENSATION ........................................   97

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...................   97

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   97

PART IV ...................................................................   98

   ITEM 14. CONTROLS and PROCEDURES .......................................   98

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K .....................................................   98

                                     PART I

ITEM 1. BUSINESS

General

      Berkshire Hills Bancorp, Inc. (the "Company" or "Berkshire Hills"), a Delaware corporation, was organized in January 2000 for the purpose of becoming the holding company for Berkshire Bank (the "Bank") upon the conversion of the Bank's former parent holding company, Berkshire Bancorp, from the mutual to stock form of organization on June 27, 2000. The Company owns all of the outstanding shares of the Bank. The Company has no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

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

Competition

      The Bank faces intense competition for the attraction of deposits and origination of loans in its primary market area. Berkshire Bank's most direct competition for deposits comes from one large credit union in the area, which has a competitive advantage as credit unions do not have to pay state or federal taxes. Additionally, Berkshire Bank faces competition for deposits from several commercial and savings banks operating in its primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, insurance companies and the mutual fund industry as customers seek alternative sources of investment for their funds. Berkshire Bank also faces significant competition for investors' funds due to their direct purchase of short-term money market securities and other corporate and government securities. Berkshire Bank faces competition for loans from the significant number of traditional financial institutions, primarily savings banks and commercial banks in its market area, as well as the mortgage companies and mortgage brokers operating in its primary market area. The increase of Internet accessible financial institutions which solicit deposits and originate loans on a nationwide basis also increases competition for Berkshire Bank's customers. Additionally, competition has increased as a result of regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased restrictions on interstate banking and the entrance into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms and specialty financial services companies (such as Internet-based providers).

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

                                                              At December 31,
                                ---------------------------------------------------------------------------
                                          2002                     2001                      2000
                                -----------------------   -----------------------   -----------------------
                                                Percent                   Percent                   Percent
                                                  of                        of                        of
                                 Amount          Total     Amount          Total     Amount          Total
                                ---------       ------    ---------       ------    ---------       -------
                                                         (Dollars in thousands)
Real estate loans:
  One- to four-family           $ 246,938        34.16%   $ 240,852        29.99%   $ 249,440        31.44%
  Commercial                      119,198        16.48       84,741        10.55       63,871         8.05
  Multi-family                     14,920         2.06       13,183         1.65       15,699         1.98
  Construction and land
     development                   17,627         2.44       22,936         2.86       14,290         1.80
                                ---------       ------    ---------       ------    ---------       ------
      Total real estate loans     398,683        55.14      361,712        45.05      343,300        43.27
                                ---------       ------    ---------       ------    ---------       ------

Consumer loans:
  Home equity lines of credit      40,713         5.63       34,439         4.29       34,471         4.34
  Automobile                      105,047        14.53      215,964        26.90      230,648        29.08
  Other                            13,291         1.84       20,640         2.56       18,014         2.27
                                ---------       ------    ---------       ------    ---------       ------
      Total consumer loans        159,051        22.00      271,043        33.75      283,133        35.69
                                ---------       ------    ---------       ------    ---------       ------

Commercial loans                  165,447        22.86      170,230        21.20      166,956        21.04
                                ---------       ------    ---------       ------    ---------       ------
      Total loans                 723,181       100.00%     802,985       100.00%     793,389       100.00%
                                                ======                    ======                    ======

Net deferred loan origination
     costs                             41                       172                       232
Unamortized discount on
     purchased loans                 (200)                     (203)                       --
Allowance for loan losses         (10,308)                  (11,034)                  (10,216)
                                ---------                 ---------                 ---------
  Total loans, net              $ 712,714                 $ 791,920                 $ 783,405
                                =========                 =========                 =========

                                                    At December 31,
                                 -------------------------------------------------
                                          1999                      1998
                                 ----------------------    -----------------------
                                                 Percent                   Percent
                                                   of                        of
                                  Amount          Total     Amount          Total
                                 ---------       ------    ---------       -------
                                                (Dollars in thousands)
Real estate loans:
  One- to four-family            $ 245,240        36.39%   $ 220,612        36.36%
  Commercial                        46,419         6.89       51,598         8.50
  Multi-family                      14,793         2.20       15,393         2.54
  Construction and land
     development                    12,534         1.86       12,821         2.11
                                 ---------       ------    ---------       ------
      Total real estate loans      318,986        47.34      300,424        49.51
                                 ---------       ------    ---------       ------

Consumer loans:
  Home equity lines of credit       33,168         4.92       31,628         5.21
  Automobile                       164,862        24.46      134,616        22.19
  Other                             10,706         1.59        5,933         0.98
                                 ---------       ------    ---------       ------
      Total consumer loans         208,736        30.97      172,177        28.38
                                 ---------       ------    ---------       ------

Commercial loans                   146,196        21.69      134,115        22.11
                                 ---------       ------    ---------       ------
      Total loans                  673,918       100.00%     606,716       100.00%
                                                 ======                    ======

Net deferred loan origination
     costs                             170                        44
Unamortized discount on
     purchased loans                    --                        --
Allowance for loan losses           (8,534)                   (7,589)
                                 ---------                 ---------
  Total loans, net               $ 665,554                 $ 599,171
                                 =========                 =========

Real Estate Lending

      One- to Four-Family Real Estate Loans. One of Berkshire Bank's primary lending activities is to originate loans secured by one- to four-family residences located in its primary market area. At December 31, 2002, $246.9 million, or 34.2%, of Berkshire Bank's total loans consisted of one- to four-family mortgage loans. Of the one- to four-family loans outstanding at that date, 47.3% were fixed-rate mortgage loans and 52.7% were adjustable-rate loans.

      Berkshire Bank originates fixed-rate fully amortizing loans with maturities of 15, 20 and 30 years. Management establishes the loan interest rates based on market conditions. Berkshire Bank offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines. In addition, Berkshire Bank offers a jumbo loan product, which presently are loans in amounts over $400,000. Berkshire Bank generally originates loans for its own portfolio, but occasionally sells some fixed-rate One- to four-family loans in the secondary market. The determination of whether to sell loans is reviewed periodically by management in response to changes in prevailing market interest rates and liquidity needs.

      Berkshire Bank also currently offers adjustable-rate mortgage loans, with an interest rate based on the one year, three year or five year Constant Maturity Treasury index, which adjust every one, three or five years from the outset of the loan, with terms of up to 30 years. Interest rate adjustments on such loans range from 2% to 5% during any adjustment period and are limited to no more than 6% over the life of the loan.

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

      Berkshire Bank underwrites one- to four-family residential mortgage loans with loan-to-value ratios of up to 100% on a one- to two-family primary residence, up to 90% on a three- to four-family primary residence or a vacation home, and up to 75% on a condominium. A borrower is required to obtain private mortgage insurance on loans that exceed 80%, or 75% in the case of a condominium, of the appraised value or sales price, whichever is less, of the secured property. Berkshire Bank also generally requires fire, casualty, title, hazard insurance and, if appropriate, flood insurance to be maintained on all properties securing real estate loans made by Berkshire Bank. An independent licensed appraiser generally appraises all properties.

      To provide financing for low- and moderate-income families, Berkshire Bank offers Federal Housing Authority, Veterans Administration and Massachusetts Housing Finance Agency residential mortgage loans to qualified individuals with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by one- to four-family residential property and are underwritten using modified underwriting guidelines. Berkshire Bank also participates in the Good Samaritan Home Ownership Program, which is a non-profit venture established to advise and assist low- and middle-income families in the purchase of their first home in Berkshire County. Qualified individuals can obtain a 30-year fixed-rate mortgage loan on a one- to four-family, owner occupied property.

      Construction and Land Development Loans. At December 31, 2002, construction and land development loans totaled $17.6 million, or 2.4% of Berkshire Bank's total loan portfolio, of which $6.6 million were residential construction and land development loans and $11.0 million were commercial construction and land development loans. At December 31, 2002, the unadvanced portion of construction and land development loans totaled $19.2 million.

      Berkshire Bank originates construction and land development loans to individuals for the construction and acquisition of personal residences. Berkshire Bank's residential construction and land development loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 85%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At December 31, 2002, the largest outstanding residential construction and land development loan commitment was for $1.4 million. Construction and land development loans to individuals are generally made on the same terms as Berkshire Bank's one- to four-family mortgage loans.

      Before making a commitment to fund a residential construction and land development loan, Berkshire Bank requires an appraisal of the property and planned improvements by an independent licensed appraiser. Berkshire Bank also reviews and inspects each property before disbursement of funds during the term of the construction and land development loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

      Berkshire Bank also makes construction and land development loans for commercial development projects, including multi-family commercial properties, single-family subdivisions and condominiums. These loans generally have an interest only phase during construction then convert to permanent financing. Disbursement of funds is at the sole discretion of Berkshire Bank and is based on the progress of construction. The maximum loan to value ratio for these loans depends upon the type of commercial development project being undertaken, but generally will not exceed 80%. At December 31, 2002, the largest commercial construction and land development commitment was $4.3 million, of which $4.1 million was outstanding, for the renovation and upgrade of a 230-acre property in Stockbridge, Massachusetts. This loan was performing according to its terms at December 31, 2002.

      Berkshire Bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, have loan to value ratios that are limited to 70% of the value of the land used for residential development and 65% of the value of the land used for commercial development (based on the lower of the acquisition price or the appraised value of the land). Land loans are offered with a term of three years in which only interest is required to be paid each month. A balloon payment for the principal plus any accrued interest is due at the end of the three year period. Berkshire Bank's land loans are generally secured by property in its primary market area. Berkshire Bank generally requires title insurance and, if applicable, either a hazardous waste survey or environmental insurance coverage.

      Construction and land development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, Berkshire Bank may be required to advance funds beyond the amount originally committed to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, Berkshire Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

      Multi-Family and Commercial Real Estate Loans. Berkshire Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial, healthcare, lodging or retail facilities primarily located in Berkshire Bank's primary market area. Berkshire Bank's multi-family and commercial real estate loans may be made in amounts of up to 80% of the appraised value of the property or the selling price, whichever is less. Loans secured by single-family subdivisions and condominium projects may be made in amounts of up to 75% and 70%, respectively, of the appraised value of the property or selling price, whichever is less. Berkshire Bank's multi-family and commercial real estate loans may be made with terms of up to 20 years and substantially all of which are originated with interest rates that adjust periodically and are generally indexed to Berkshire Bank's base rate. In reaching its decision on whether to make a multi-family or commercial real estate loan, Berkshire Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Berkshire Bank will also consider the term of the lease and the quality of the tenants. Berkshire Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys or environmental insurance coverage are generally required for commercial real estate loans. Additionally, in larger real estate projects, it is recommended that a feasibility study be obtained. A feasibility study is particularly important with respect to multi-family housing projects, hotel/motel construction and health care facilities. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The largest multi-family or commercial real estate loan relationship in Berkshire Bank's portfolio at December 31, 2002 consisted of three loans to related health care facilities in Massachusetts totaling $7.8 million. All loans were performing according to their terms at December 31, 2002.

      Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Berkshire Bank seeks to minimize these risks through strict adherence to its underwriting standards.

Consumer Lending

      Automobile Lending. At December 31, 2002, automobile loans totaled $105.0 million, or 14.5% of Berkshire Bank's total loans and 66.0% of consumer loans. The Bank offers fixed-rate automobile loans on a direct and indirect basis with terms of up to 72 months for new and recent model used cars and up to 66 months for older model used cars. Berkshire Bank generally will make such loans up to 100% of the retail value shown in the NADA Used Car Guide. The interest rates offered differ depending on the age of the automobile and current interest rates offered by competitors.

      Berkshire Bank began offering indirect automobile loans through automobile dealers over ten years ago. Currently, Berkshire Bank maintains contractual relationships with over 80 new and used car dealers throughout western Massachusetts, northern Connecticut, eastern New York and southern Vermont. Included among these automobile loans has been the origination of lower credit quality or sub-prime automobile loans. However, due to increased delinquencies on these loans in recent years, due in part to the decline in the local, regional and national economies, in 2001 management determined to decrease its emphasis on lower quality or sub-prime automobile loans and attempt to reduce the overall size of the automobile loan portfolio. This process was accelerated through the sale of $69.7 million of indirect sub-prime automobile loans in 2002. At December 31, 2002, $18.4 million of lower quality or sub-prime automobile loans, representing 17.5% of automobile loans, or 2.5% of total loans, remained.

      Home Equity Lines of Credit and Other Consumer Loans. Berkshire Bank offers home equity lines of credit secured by owner-occupied one- to four-family residences. At December 31, 2002, home equity lines of credit totaled $40.7 million, or 5.6% of Berkshire Bank's total loans and 25.6% of consumer loans. Additionally, at December 31, 2002, the unadvanced amounts of home equity lines of credit totaled $41.3 million. The underwriting standards employed by Berkshire Bank for home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans will not be made if the borrower's first mortgage payment, monthly real estate payment and amortized equity line payment exceed 25% of the borrower's gross monthly income. Additionally, the borrower's monthly debt service cannot exceed 35% of the borrower's gross monthly income. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum combined loan-to-value ratio on home equity lines of credit is 80% for loans up to $200,000 and 60% for loans greater than $200,000. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five year period.

      Other consumer loans at December 31, 2002 amounted to $13.3 million, or 1.8% of Berkshire Bank's total loans and 8.4% of consumer loans. These loans include education, collateral, personal and unsecured loans, and second mortgage loans other than home equity lines of credit. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities. Unsecured loans generally have a maximum borrowing limitation of $10,000 and a maximum term of five years. Second mortgages are offered on owner-occupied primary or secondary residences and are adjustable-rate, either adjusting annually or with a five-year initial fixed period adjusting annually thereafter, with terms up to 30 years.

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

Commercial Lending

      Commercial Loans. At December 31, 2002, Berkshire Bank had $165.4 million in commercial loans which amounted to 22.9% of total loans. In addition, at such date, Berkshire Bank had $47.9 million of unadvanced commercial lines of credit. Berkshire Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Berkshire Bank's largest commercial loan relationship was a $5.7 million loan to a long time customer secured by various types of business assets located in counties adjacent to Berkshire County in New York and Connecticut. This loan was performing according to its terms at December 31, 2002.

      Berkshire Bank offers secured commercial term loans, which have maturities of greater than one year and the repayment of which is dependent on future earnings. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally seven years or less. Berkshire Bank also offers loans originated to finance a business' equipment and machinery, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. In addition, Berkshire Bank offers revolving lines of credit called operating loans that are secured by business assets other than real estate, such as business equipment, inventory, and accounts receivable. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Time notes are short-term loans, generally limited to 90 days which do not require payment of principal or interest until maturity.

      When making commercial business loans, Berkshire Bank considers the financial statements of the borrower, the borrower's payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. Commercial business loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 95% of the value of the collateral securing the loan. Berkshire Bank generally does not make unsecured commercial loans.

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

      Loans to One Borrower. The maximum amount that Berkshire Bank may lend to one borrower is limited by statute. At December 31, 2002, Berkshire Bank's statutory limit on loans to one borrower was $20.8 million. At that date, Berkshire Bank's largest amount of loans to one borrower, including the borrower's related interests, was approximately $9.0 million and consisted of six loans secured by various types of business and real estate assets. These loans were performing according to their terms at December 31, 2002.

      Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of Berkshire Bank's total loans at December 31, 2002, excluding the effect of future principal prepayments.

                                                                       At December 31, 2002
                          ----------------------------------------------------------------------------------------------------------
                           One- to   Construction    Commercial       Home
                            Four-      and Land      and Multi-   Equity Lines                   Other
                           Family     Development      Family       of Credit     Automobile    Consumer      Commercial      Total
                          --------    -----------    ----------   ------------    ----------    --------      ----------    --------
                                                                      (In thousands)
Amounts due in:
   One year or less       $  1,114      $ 13,819      $  5,499      $    928      $  3,262      $    968      $ 39,912      $ 65,502
   More than one
     year to five
     years                   6,487         2,913        14,998         9,745        88,746         9,916        28,952       161,757
   More than 5 years       239,337           895       113,621        30,040        13,039         2,407        96,583       495,922
                          --------      --------      --------      --------      --------      --------      --------      --------
   Total amount due       $246,938      $ 17,627      $134,118      $ 40,713      $105,047      $ 13,291      $165,447      $723,181
                          ========      ========      ========      ========      ========      ========      ========      ========

      The following table sets forth, at December 31, 2002, the dollar amount of loans contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

                                               Due After December 31, 2003
                                          --------------------------------------
                                           Fixed        Adjustable       Total
                                          --------      ----------      --------
                                                      (In thousands)
Real estate loans:
  One- to four-family                     $113,483       $132,341       $245,824
  Construction and land
     development                                --          3,808          3,808
  Commercial and
     multi-family                           11,960        116,659        128,619
                                          --------       --------       --------
      Total real estate loans              125,443        252,808        378,251
Home equity lines of credit                     --         39,785         39,785
Automobile                                 101,785             --        101,785
Other consumer                              10,360          1,963         12,323
Commercial loans                            11,042        114,493        125,535
                                          --------       --------       --------
     Total loans                          $248,630       $409,049       $657,679
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

      Loan Approval Procedures and Authority. Berkshire Bank's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Berkshire Bank's Board of Directors and management. The Board of Directors has authorized the following persons and groups of persons to approve loans up to the amounts indicated: several retail lenders have been delegated authority to approve residential mortgage loans up to $300,000; home equity lines of credit ranging from $50,000 to $300,000; unsecured consumer loans from $5,000 to $30,000; and secured consumer loans from $20,000 to $50,000. One- to four-family mortgage loans and home equity loans up to $300,000, secured consumer loans up to $50,000 and unsecured loans up to $30,000, may be approved by the Chairman of the Board, the President and the Senior Vice President-Retail Lending.

      One- to four- family mortgage loans and home equity loans from $300,000 to $600,000 may be approved by a combination of individual officer authorities provided that approval must include the signature of either the President or Senior Vice President-Retail Lending. Approvals from $600,000 to $1.5 million require signatures of both the President and the Senior Vice President-Retail Lending. All residential loans in excess of $1.5 million require the approval of the Executive Committee of the Board of Directors or the full Board of Directors.

      The Board of Directors has delegated the authority to approve loans to several commercial loan officers in amounts ranging up to $300,000 for secured commercial loans and in amounts ranging up to $175,000 for unsecured commercial loans. All secured commercial loans in amounts up to $300,000 and unsecured commercial loans in amounts up to $175,000 may be approved by the Chairman of the Board, the President, the Senior Commercial Lender and certain commercial loan managers. Such loans in excess of these amounts require the approval of a majority of the members of Berkshire Bank's Senior Lending

Committee, which consists of the Senior Commercial Lender and all commercial loan officers. The President, the Credit Administration Officer and the Loan Review Officer are non-voting members of the Senior Loan Committee. Delegated approval authorities may be combined. However, individual limits may be combined only up to $500,000 for commercial loan approvals without requiring approval of the Senior Lending Committee provided that commercial loans approved by a combination of authorities must include the signature of either the President or the Senior Commercial Lender. All commercial loans in excess of $1.5 million require the approval of the Executive Committee of the Board of Directors or the full Board of Directors.

      Loan Originations, Purchases and Sales. Berkshire Bank's lending activities are conducted by its salaried and commissioned loan personnel and through its relationships with automobile dealers. Currently, Berkshire Bank has contractual relationships with over 80 automobile dealers who originate automobile loans for Berkshire Bank. Such loans are only made following an underwriting review and acceptance by Berkshire Bank. These loans are closed by the automobile dealer and immediately assigned to Berkshire Bank, who then services the loans. On loans originated by its automobile dealers, Berkshire Bank compensates the originator an amount by which the interest rate paid on the loan exceeds a specified threshold, up to a maximum of four points. The compensation is paid at the time the loan is closed and assigned to Berkshire Bank. For the fiscal years 2002 and 2001, Berkshire Bank originated or purchased $54.3 million and $112.6 million of automobile loans, respectively, of which 87.4% and 91.2% were originated indirectly through the automobile dealers.

      From time to time, Berkshire Bank will purchase whole loans or participations in loans. The commercial real estate loans and other commercial loans participated in by Berkshire Bank are underwritten according to Berkshire Bank's underwriting criteria and procedures and are generally purchased with the accompanying servicing rights. Berkshire Bank purchased $2.7 million of such loans in 2002. Amounts outstanding related to loan participation interests purchased by Berkshire Bank totaled $13.7 million and $11.7 million at December 31, 2002 and December 31, 2001, respectively, and consisted primarily of loans secured by commercial real estate.

      At December 31, 2002, Berkshire Bank was servicing $19.5 million of automobile loans, $3.7 million of one- to four-family mortgage loans and $5.4 million of commercial loans sold to others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 25 basis points for one- to four-family mortgage loans and 100 basis points for automobile loans of the total balance of the loan being serviced.

      Berkshire Bank generally originates loans for its own portfolio but from time to time will sell loans in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio and liquidity needs. In 2001, Berkshire Bank established a program with an outside third party lender whereby Berkshire Bank originated fixed rate one- to four- family mortgages for sale. Fixed rate residential loans of $3.1 million were originated and sold to this third party early in 2002 before discontinuing the program. In addition, Berkshire Bank sold $69.7 million of sub-prime automobile loans in 2002.

      The following table presents total loans originated, purchased, sold and repaid during the periods indicated.

                                              For the Years Ended December 31,
                                            ----------------------------------
                                                2002         2001        2000
                                            ---------    ---------   ---------
                                                       (In thousands)
Loans at beginning of year                  $ 802,985    $ 793,389   $ 673,918
                                            ---------    ---------   ---------
  Originations:
    Real estate loans:
      One-to four-family                       88,770       36,668      31,231
      Construction and land development        30,678       22,170      25,071
      Commercial                               37,564       13,296       2,289
      Multi-family                              5,242          800       7,671
                                            ---------    ---------   ---------
        Total real estate loans               162,254       72,934      66,262
                                            ---------    ---------   ---------
    Consumer loans:
      Home equity lines of credit              16,361        6,887       8,225
      Automobile                               54,284      105,124     128,327
      Other                                     4,613        4,527      16,799
                                            ---------    ---------   ---------
        Total consumer loans                   75,258      116,538     153,351
    Commercial loans                           48,343       63,456      64,887
                                            ---------    ---------   ---------
        Total loans originated                285,855      252,928     284,500
                                            ---------    ---------   ---------

  Purchases:
    Real estate loans:
      Commercial real estate                    2,724        4,042       4,664
                                            ---------    ---------   ---------
      Total real estate loans                   2,724        4,042       4,664

    Consumer loans:
      Automobile                                   --        7,451      48,724
    Commercial loans                               --        2,000       3,175
                                            ---------    ---------   ---------
        Total loans purchased                   2,724       13,493      56,563
                                            ---------    ---------   ---------

  Deduct:
    Principal loan repayments, repayments
     and other, net                           285,852      226,179     181,082
    Loan sales                                 73,625       24,263      38,942
    Net loan charge-offs                        6,906        6,357       1,488
    Transfers to real estate owned              2,000           26          80
                                            ---------    ---------   ---------
        Total deductions                      368,383      256,825     221,592
                                            ---------    ---------   ---------
  Net increase (decrease) in loans            (79,804)       9,596     119,471
                                            ---------    ---------   ---------
  Loans at end of year                      $ 723,181    $ 802,985   $ 793,389
                                            =========    =========   =========

      Loan Commitments. Berkshire Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2002, Berkshire Bank had loan commitments and unadvanced loans and lines of credit totaling $142.4 million.

      Loan Fees. In addition to interest earned on loans, Berkshire Bank receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

      Berkshire Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2002, Berkshire Bank had approximately $41,000 of net deferred loan fees and costs. Berkshire Bank amortized approximately $33,000 of net deferred loan fees and costs during the year ended December 31, 2002.

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

      Berkshire Bank has adopted Statements of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--an amendment to SFAS No. 114." At December 31, 2002 and December 31, 2001, Berkshire Bank had $727,000 and $778,000, respectively, recorded investment in impaired loans, which had no specific allowances and $2.1 million and $1.4 million in loans with specific valuation allowances of $295,000 and $113,000, respectively.

      The following table sets forth information regarding nonperforming assets and loans that were 90 days or more past due and still accruing at the dates indicated.

                                                  At December 31,
                                    ----------------------------------------------
                                     2002      2001      2000      1999      1998
                                    ------    ------    ------    ------    ------
                                                (Dollars in thousands)
Nonaccruing loans:
  One- to four-family real estate   $  230    $  310    $  390    $  450    $1,272
  Commercial real estate                --        --        --        --     1,064
  Commercial                         2,850     2,077       466     1,572       612
  Consumer(1)                          661       315     2,013       819       542
                                    ------    ------    ------    ------    ------
    Total nonperforming loans        3,741     2,702     2,869     2,841     3,490
Real estate owned                    1,500        --        50       220       398
                                    ------    ------    ------    ------    ------
    Total nonperforming assets      $5,241    $2,702    $2,919    $3,061    $3,888
                                    ======    ======    ======    ======    ======

Total nonperforming loans as a
  percentage of total loans           0.52%     0.34%     0.36%     0.42%     0.58%

Total nonperforming assets as a
  percentage of total assets          0.50%     0.26%     0.29%     0.36%     0.50%

Loans 90 days or more past due
  and still accruing(2)             $  590    $1,306    $   --    $   --    $   --

----------
(1)   Consists primarily of automobile loans.

(2) Reflects Bank's policy on delinquent automobile loans whereby all delinquent automobile loans remain on accrual status until they reach 120 days delinquent, at which time they are charged off. Previous to 2001, automobile loans past due 90 days or more were reported as nonaccrual.

      Nonaccruing commercial loans increased to $2.9 million at December 31, 2002 from $2.1 million at December 31, 2001 primarily as the result of one $1.8 million commercial relationship which, although still performing within its terms at December 31, 2002, was determined by Bank management to be impaired based on the business' financial results and collateral protection. The companies with loans in Berkshire Bank's nonaccruing commercial loan portfolio have been adversely affected by national and regional economic conditions.

      Interest income that would have been recorded for the year ended December 31, 2002, had nonaccruing loans been current according to their original terms, amounted to $188,000. A total of $85,000 was included in interest income to reflect payments received on loans that had been paid off or brought up to date but were still classified as nonaccruing.

      The following tables set forth the delinquencies in Berkshire Bank's loan portfolio as of the dates indicated.

                                         At December 31, 2002                                    At December 31, 2001
                        -----------------------------------------------------   ----------------------------------------------------
                               60-89 Days                 90 Days or More              60-89 Days               90 Days or More
                        -----------------------       -----------------------   -----------------------     -----------------------
                                       Principal                     Principal                 Principal                   Principal
                         Number         Balance        Number         Balance    Number         Balance      Number         Balance
                        of Loans       of Loans       of Loans       of Loans   of Loans       of Loans     of Loans       of Loans
                        --------       --------       --------       --------   --------       --------     --------       --------
                                                                    Dollars in thousands
Real estate loans:
   One- to four-
     family                   3         $  207              4         $   92          3         $  144            3         $  254
   Commercial                --             --             --             --         --             --           --             --
   Multi-family              --             --             --             --         --             --           --             --
Consumer loans:
   Home equity lines
     of credit               --             --             --             --         --             --           --             --
   All other(1)             120            924            118            893        323          2,645          217          1,621
Commercial loans:             2             49              4            110          2            381            7          1,234
                         ------         ------         ------         ------     ------         ------       ------         ------
   Total                    125         $1,180            126         $1,095        328         $3,170          227         $3,109
                         ======         ======         ======         ======     ======         ======       ======         ======
Delinquent loans to
     total loans           0.57%          0.16%          0.57%          0.15%      0.96%          0.39%        0.66%          0.39%

                                           At December 31, 2000
                           -----------------------------------------------------
                                 60-89 Days                  90 Days or More
                           -----------------------       -----------------------
                                          Principal                     Principal
                            Number         Balance        Number         Balance
                           of Loans       of Loans       of Loans       of Loans
                           --------       --------       --------       --------
                                           Dollars in thousands
Real estate loans:
   One- to four-
     family                      2         $  154              2         $   43
   Commercial                   --             --             --             --
   Multi-family                 --             --             --             --
Consumer loans:
   Home equity lines
     of credit                   2             57              1             20
   All other(1)                238          1,728            262          1,923
Commercial loans:                4            129              3            149
                            ------         ------         ------         ------
   Total                       246         $2,068            268         $2,135
                            ======         ======         ======         ======
Delinquent loans to
     total loans              0.73%          0.26%          0.79%          0.27%

----------
(1)   Consists primarily of automobile loans.

      Real Estate Owned. Real estate acquired by Berkshire Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2002, Berkshire Bank had one foreclosed commercial property valued at $1.5 million. On February 13, 2003, the Bank sold this property for $1.5 million.

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

      The following table sets forth Berkshire Bank's classified assets at December 31, 2002.

                                    Loss                      Doubtful                 Substandard               Special Mention
                           ----------------------      ----------------------     ----------------------     ----------------------
                            Number       Principal      Number       Principal     Number       Principal     Number       Principal
                           of Loans       Balance      of Loans       Balance     of Loans       Balance     of Loans       Balance
                           --------       -------      --------       -------     --------       -------     --------       -------
                                                               (Dollars in thousands)
Real estate loans:
  One- to four-family           --        $    --           --        $    --           9        $   366           3        $   207
  Commercial                    --             --           --             --           1            203           5          5,081
  Multi-family                  --             --           --             --           1            219          --             --
  Construction and land
       development              --             --           --             --          --             --           1          4,106
Consumer loans:
  Home equity lines of
       credit                   --             --           --             --          --             --          --             --
  Automobile                    --             --           --             --         146          1,355         115            890
  All other                     --             --           --             --          10             30           5             34
Commercial loans                --             --           --             --          47          4,657          44          9,022
                           -------        -------      -------        -------     -------        -------     -------        -------
    Total                       --        $    --           --        $    --         214        $ 6,830         173        $19,340
                           =======        =======      =======        =======     =======        =======     =======        =======

      At December 31, 2002, Berkshire Bank had four outstanding commercial loans with one borrower, which were adversely classified or identified as a problem credit, totaling $1.8 million. Although still performing, these loans were classified as substandard and were secured by a lien on the borrower's accounts receivable, inventory and other commercial business assets. Based on management's collateral value estimates, $481,000 of Berkshire Bank's December 31, 2002 allowance for loan losses have been allocated to this borrowing relationship. Management believes that the current allocation is adequate. Berkshire Bank had no other classified loans greater than $500,000 which were not performing according to their terms on December 31, 2002.

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

      The following table presents an analysis of Berkshire Bank's allowance for loan losses for the years indicated.

                                                   At or For the Years Ended December 31,
                                           ---------------------------------------------------
                                              2002       2001       2000       1999       1998
                                           -------    -------    -------    -------    -------
                                                          (Dollars in thousands)
Allowance for loan losses,
  beginning of year                        $11,034    $10,216    $ 8,534    $ 7,589    $ 6,078
                                           -------    -------    -------    -------    -------
Charged-off loans:
  One- to four-family real estate               --          2         --        117         14
  Multi-family                                  --        222         --         --         --
  Commercial real estate                       510         --         19        297        253
  Consumer(1)                                9,074      5,989      1,422        731        311
  Home equity lines of credit                   --         52         --         --         --
  Commercial                                   444        797        469      1,208        234
                                           -------    -------    -------    -------    -------
    Total charged-off loans                 10,028      7,062      1,910      2,353        812
Recoveries on loans previously
   charged off                               3,122        705        422        268        268
                                           -------    -------    -------    -------    -------
Net loans charged off                        6,906      6,357      1,488      2,085        544
Provision for loan losses                    6,180      7,175      3,170      3,030      2,055
                                           -------    -------    -------    -------    -------
Allowance for loan losses, end of year     $10,308    $11,034    $10,216    $ 8,534    $ 7,589
                                           =======    =======    =======    =======    =======
Ratios:
Net loans charged off to
   interest-earning loans                     0.96%      0.79%      0.19%      0.31%      0.09%
Allowance for loan losses to total loans      1.43%      1.37%      1.29%      1.27%      1.25%
Allowance for loan losses to
   nonperforming loans                      275.54%    408.36%    356.08%    300.39%    217.45%
Net loans charged off to allowance
   for loan losses                           67.00%     57.61%     14.57%     24.43%      7.17%
Recoveries to charged-off loans              31.13%      9.98%     22.09%     11.39%     33.00%

----------
(1)   Consists primarily of automobile loans.

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

                                                                     At December 31,
                       -------------------------------------------------------------------------------------------------------------
                                      2002                                  2001                                 2000
                       ----------------------------------    ----------------------------------   ----------------------------------
                                  Percent of   Percent of               Percent of   Percent of              Percent of   Percent of
                                  Allowance     Allowance               Allowance     Allowance              Allowance     Allowance
                                   in Each       in Each                 in Each       in Each                in Each       in Each
                                   Category     Category                 Category     Category                Category     Category
                                   to Total     to Total                 to Total     to Total                to Total     to Total
                       Amount     Allowance       Loans      Amount     Allowance       Loans     Amount     Allowance       Loans
                       -------     -------      -------      -------     -------      -------     -------     -------      -------
                                                                 (Dollars in thousands)
Real estate loans      $ 2,289       22.21%       55.14%     $ 2,347       21.27%       45.05%    $ 2,337       22.88%       43.27%
Consumer loans           4,650       45.11        22.00        4,217       38.22        33.75       4,528       44.32        35.69
Commercial loans         3,369       32.68        22.86        4,470       40.51        21.20       3,351       32.80        21.04
                       -------     -------      -------      -------     -------      -------     -------     -------      -------
  Total allowance for
    loan losses        $10,308      100.00%      100.00%     $11,034      100.00%      100.00%    $10,216      100.00%      100.00%
                       =======     =======      =======      =======     =======      =======     =======     =======      =======

                                                       At December 31,
                       ------------------------------------------------------------------------
                                      1999                                  1998
                       ----------------------------------    ----------------------------------
                                  Percent of   Percent of               Percent of   Percent of
                                  Allowance     Allowance               Allowance     Allowance
                                   in Each       in Each                 in Each       in Each
                                   Category     Category                 Category     Category
                                   to Total     to Total                 to Total     to Total
                       Amount     Allowance       Loans      Amount     Allowance       Loans
                       -------     -------      -------      -------     -------      -------
                                                  (Dollars in thousands)
Real estate loans      $ 2,322       27.20%       47.34%     $ 2,262       29.81%       49.51%
Consumer loans           2,867       33.60        30.97        2,339       30.82        28.38
Commercial loans         3,345       39.20        21.69        2,988       39.37        22.11
                       -------     -------      -------      -------     -------      -------
  Total allowance for
    loan losses        $ 8,534      100.00%      100.00%     $ 7,589      100.00%      100.00%
                       =======     =======      =======      =======     =======      =======

Investment Securities Activities

      General. Under Massachusetts law, Berkshire Bank has authority to purchase a wide range of investment securities. As a result of changes in federal banking laws, however, financial institutions such as Berkshire Bank may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would pose no significant risk to the Bank Insurance Fund and Berkshire Bank is in compliance with applicable capital standards. In 1993, the Regional Director of the Federal Deposit Insurance Corporation approved a request by Berkshire Bank to acquire and retain certain listed stocks and/or registered stocks subject to certain conditions. The Company makes its investments through Berkshire Bank or one of the Bank's securities corporation subsidiaries and is generally not subject to any such restrictions on its investment authority. (See "Regulation and Supervision").

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

      Berkshire Bank's investment policy divides investments into two categories, fixed income and equity portfolios. The primary objectives of the fixed income portfolio are to: (1) maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, including funding for loans; (2) safeguard against deposit outflows, reduced loan amortization and increased loan demand; and (3) manage interest rate risk. The fixed income securities portfolio primarily consists of debt issues, including corporate and municipal bonds, U.S. Government and Agency obligations and mortgage-backed and asset-backed securities, including collateralized mortgage obligations and real estate mortgage investment conduits. A collateralized mortgage obligation is a mortgage-backed bond that separates mortgage pools into different maturities called "tranches." Tranches pay different rates of interest and can mature in a few months, or a few years. In return for a lower yield, collateralized mortgage obligations provide increased security over the life of the investment. However, in a lowering interest rate risk environment, collateralized mortgage obligations tend to be repaid before their expected maturities as prepayments increase. This may result in Berkshire Bank having to reinvest the funds at a lower interest rate. Real estate mortgage investment conduits, a type of collateralized mortgage obligation, are similar in that securities representing an undivided interest in such mortgages are issued. However, real estate mortgage investment conduits have more flexibility than other types of collateralized mortgage obligations as issuers can separate mortgage pools not only into different maturity classes but also into different risk classes. At present, 78.9% of Berkshire Bank's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government, which carry lower credit risk than mortgage-backed securities of a private issuer. Other types of asset-backed securities in which Berkshire Bank invests are typically collateralized by the cash flow from a pool of automobile loans, credit card receivables, consumer loans and other similar obligations. Both mortgage-backed and asset-backed securities carry the risk that changing market interest rates may cause a change in market value.

      The marketable equity securities portfolio is currently managed to produce capital gains through price appreciation and lowering taxable income through deductions permitted for a portion of dividends received. The marketable equity securities portfolio consists primarily of bank, utility and industrial stocks and is currently limited by the investment policy to 100% of Tier I capital. Berkshire Bank had $91.1 million of Tier 1 Capital at December 31, 2002. In the fourth quarter of 2002, Berkshire Bank restructured its investment portfolio by placing less emphasis on equity securities. Equities totaling $18.8 million were sold resulting in a gain of $14.8 million. At December 31, 2002, equities, excluding Federal Home Loan Bank and Savings Bank Life Insurance stock, comprised 9.0% of the investment portfolio compared to 28.4% at December 31, 2001. The gross unrealized gains associated with the marketable equity securities portfolio were $8.5 million and the gross unrealized losses were $77,000. The marketable equity securities portfolio carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, Berkshire Bank's capital would decrease.

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

                                                                               At December 31,
                                             ------------------------------------------------------------------------------------
                                                       2002                          2001                          2000
                                             ------------------------      ------------------------      ------------------------
                                             Amortized        Fair         Amortized        Fair         Amortized        Fair
                                                Cost          Value           Cost          Value           Cost          Value
                                             ---------       --------       ---------       --------     ---------       --------
                                                                                (In thousands)
Investment securities:
  Obligations of U.S. Treasury and
    U.S. Government Agencies                  $ 98,058       $ 98,719       $ 13,876       $ 14,017       $ 10,146       $ 10,106
  Corporate bonds and notes                     31,284         31,637         31,017         31,251         31,750         31,034
  Asset-backed securities                        6,956          6,772          1,484          1,496          1,986          1,998
  Marketable equity securities(1)               11,132         19,581         11,447         39,803         12,022         43,060
                                              --------       --------       --------       --------       --------       --------
    Total investment securities                147,430        156,709         57,824         86,567         55,904         86,198
                                              --------       --------       --------       --------       --------       --------

Mortgage-backed securities:
  Freddie Mac                                    3,558          3,605          3,292          3,335          2,203          2,257
  Fannie Mae                                     3,066          3,051          2,774          2,845          2,619          2,670
  Private label REMICs                           9,761          9,750         11,555         11,619          8,022          8,049
  Ginnie Mae                                        52             54             78             80            133            135
                                              --------       --------       --------       --------       --------       --------
    Total mortgage-backed securities            16,437         16,460         17,699         17,879         12,977         13,111
                                              --------       --------       --------       --------       --------       --------
    Total available for sale securities       $163,867       $173,169       $ 75,523       $104,446       $ 68,881       $ 99,309
                                              ========       ========       ========       ========       ========       ========

----------
(1)   Includes mutual funds.

      The following table presents the amortized cost and fair value of Berkshire Bank's held for maturity securities, by type of security, at the dates indicated.

                                                                               At December 31,
                                             ------------------------------------------------------------------------------------
                                                       2002                          2001                          2000
                                             ------------------------      ------------------------      ------------------------
                                             Amortized        Fair         Amortized        Fair         Amortized        Fair
                                                Cost          Value           Cost          Value           Cost          Value
                                             ---------       --------       ---------       --------     ---------       --------
                                                                                (In thousands)
Investment securities:
  Municipal notes and other
     obligations                              $ 14,480       $ 14,480       $ 11,241       $ 11,241       $ 10,825       $ 10,825
                                              --------       --------       --------       --------       --------       --------
    Total investment securities                 14,480         14,480         11,241         11,241         10,825         10,825
                                              --------       --------       --------       --------       --------       --------

Mortgage-backed securities:
  Freddie Mac                                   17,120         17,164          9,790          9,851         10,686         10,726
  Fannie Mae                                    11,657         11,688         11,177         11,253         10,466         10,533
  Ginnie Mae                                     1,010          1,016          1,055          1,064            261            258
                                              --------       --------       --------       --------       --------       --------
    Total mortgage-backed                       29,787         29,868         22,022         22,168         21,413         21,517
      securities                              --------       --------       --------       --------       --------       --------
    Total held to maturity securities         $ 44,267       $ 44,348       $ 33,263       $ 33,409       $ 32,238       $ 32,342
                                              ========       ========       ========       ========       ========       ========

      At December 31, 2002, Berkshire Bank did not own any investment or mortgage-backed securities of a single issuer, other than U.S. Treasury and U.S. Government Agency securities, which had an aggregate book value in excess of 10% of Berkshire Bank's capital at that date.

      The following presents the activity in the investment securities and mortgage-backed securities portfolios for the years indicated.

                                                        For the Years Ended December 31,
                                                    -------------------------------------------
                                                       2002             2001             2000
                                                    ---------        ---------        ---------
                                                                   (In thousands)
Investment securities:
Investment securities, beginning of year            $  97,808        $  97,023        $  89,671
                                                    ---------        ---------        ---------
Purchases                                             195,005           49,212           91,904
Sales                                                 (13,112)          (3,697)         (32,431)
Loss on impairment of securities                         (673)              --               --
Maturities and calls                                  (84,606)         (39,559)         (52,314)
Repayments and prepayments                             (3,191)          (2,395)          (2,537)
Net (premium)                                            (578)          (1,225)            (483)
Increase/(decrease) in unrealized gain                (19,464)          (1,551)           3,213
                                                    ---------        ---------        ---------
  Net increase in investment securities                73,381              785            7,352
                                                    ---------        ---------        ---------
    Investment securities, end of year                171,189           97,808           97,023
                                                    ---------        ---------        ---------

Mortgage-backed securities:
Mortgage-backed securities, beginning of year          39,901           34,524           20,427
                                                    ---------        ---------        ---------
Purchases                                              63,065           43,853           32,707
Repayments and prepayments                            (56,037)         (39,477)         (18,794)
Net (premium) discount                                   (525)             955               52
Increase /(decrease) in unrealized gain                  (157)              46              132
                                                    ---------        ---------        ---------
  Net increase in mortgage-backed securities            6,346            5,377           14,097
                                                    ---------        ---------        ---------
    Mortgage-backed securities, end of year            46,247           39,901           34,524
                                                    ---------        ---------        ---------
      Total securities, end of year                 $ 217,436        $ 137,709        $ 131,547
                                                    =========        =========        =========

      The following table presents certain information regarding the amortized cost, weighted average yields and estimated maturities or periods to repricing of Berkshire Bank's debt securities at December 31, 2002.

                                                           At December 31, 2002
                                      ------------------------------------------------------------------
                                                            More than One Year    More than Five Years
                                        One Year or Less      to Five Years          to Ten Years
                                      -------------------  -------------------    --------------------
                                                 Weighted             Weighted               Weighted
                                      Amortized   Average  Amortized   Average    Amortized   Average
                                        Cost       Yield     Cost       Yield       Cost       Yield
                                      --------   --------  --------   --------    --------   --------
                                                          (Dollars in thousands)
Investment securities:
   Obligations of U.S. Treasury and
     U.S. Government Agencies         $ 88,662     2.57%   $  9,396     3.49%     $     --      - %
   Mortgage-backed securities           26,020     0.66      20,204     4.02            --       --
   Municipal notes                       6,511     1.80       4,420     4.38         2,165     4.85
   Corporate bonds and notes            11,934     3.56      15,160     3.97            63    31.20
   Asset-backed securities               4,006     2.33       2,261     6.13           255     0.80
                                      --------             --------               --------
       Total                          $137,133     2.25%   $ 51,441     4.03%     $  2,483     5.10%
                                      ========             ========               ========

                                                 At December 31, 2002
                                     ------------------------------------------

                                      More than Ten Years           Total
                                     --------------------   -------------------
                                                Weighted               Weighted
                                     Amortized   Average    Amortized   Average
                                       Cost       Yield       Cost       Yield
                                     --------   ---------   --------   --------
                                                (Dollars in thousands)
Investment securities:
   Obligations of U.S. Treasury and
     U.S. Government Agencies        $     --      - %      $ 98,058     2.66%
   Mortgage-backed securities              --       --        46,224     2.13
   Municipal notes                      3,489     5.90        16,585     3.75
   Corporate bonds and notes            2,022     7.01        29,179     4.07
   Asset-backed securities                434     2.69         6,956     3.53
                                     --------               --------
       Total                         $  5,945     6.04%     $197,002     2.86%
                                     ========               ========

Deposit Activities and Other Sources of Funds

      General. Deposits are the major source of funds for Berkshire Bank's lending and other investment activities. In addition, Berkshire Bank also generates funds internally from loan repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Berkshire Bank uses borrowings from the Federal Home Loan Bank of Boston as an additional source of funding for loan and securities investment activity. To a lesser extent, Berkshire Bank also utilizes retail repurchase agreements as a source of funds.

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

      The following table presents the deposit activity of Berkshire Bank for the years indicated.

                                                           For the Years Ended December 31,
                                                           -------------------------------
                                                             2002       2001        2000
                                                           --------   --------    --------
                                                                    (In thousands)
            Increase/(decrease) before interest credited   $ 21,854   $(13,550)   $ 21,224
            Interest credited                                17,777     26,685      27,603
                                                           --------   --------    --------
              Net increase                                 $ 39,631   $ 13,135    $ 48,827
                                                           ========   ========    ========

      At December 31, 2002, Berkshire Bank had certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

                                                              Weighted
                                                               Average
              Maturity  Period                      Amount      Rate
-----------------------------------------------------------------------
                                                 (Dollars in thousands)
            Three months or less                  $ 34,599       3.18%
            Over 3 months through 6 months          30,420       3.08
            Over 6 months through 12 months         16,286       3.46
            Over 12 months                          54,249       4.80
                                                  --------
              Total                               $135,554       3.84%
                                                  ========

      The following table presents information concerning average balances and weighted average interest rates on Berkshire Bank's deposit accounts for the years indicated.

                                                             For the Years Ended December 31,
                          -----------------------------------------------------------------------------------------------------
                                       2002                               2001                              2000
                          -------------------------------    -------------------------------    -------------------------------
                                    Percent of                         Percent of                         Percent of
                                      Total      Weighted                Total      Weighted                Total      Weighted
                          Average    Average      Average    Average    Average      Average    Average    Average      Average
                          Balance    Deposits      Rate      Balance    Deposits      Rate      Balance    Deposits      Rate
                          --------   --------    --------    --------   --------    --------    --------   --------    --------
                                                                  (Dollars in thousands)
Money market accounts     $117,950      15.48%       1.69%   $112,434      15.31%       3.30%   $106,058      15.09%       4.43%
NOW accounts                83,399      10.95        0.75      77,276      10.52        1.04      75,673      10.76        1.05
Savings(1)                 157,444      20.66        1.70     142,150      19.36        2.88     143,357      20.39        3.19
Certificates of deposit    320,418      42.05        3.91     325,639      44.34        5.55     301,920      42.94        5.81
Demand accounts             82,752      10.86          --      76,912      10.47          --      76,060      10.82          --
                          --------   --------                --------   --------                --------    -------
     Total                $761,963     100.00%       2.33%   $734,411     100.00%       3.63%   $703,068     100.00%       3.93%
                          ========   ========                ========   ========                ========    =======

----------
(1)   Includes mortgagors' escrow accounts.

      Certificates of Deposit by Rates and Maturities. The following table presents the amount of certificate accounts categorized by rates and maturities, for the periods and years indicated.

                               Period to Maturity from December 31, 2002
                             ----------------------------------------------         Total at December 31,
                             Less than     One to     Two to         Over       ------------------------------
                              One Year   Two Years  Three Years  Three Years      2002       2001      2000
                             ---------   ---------  -----------  -----------    --------   --------   --------
                                                              (In thousands)
0.00-4.00%                    $185,183   $ 47,157    $  4,405      $     84     $236,829   $107,984   $      5
4.01-5.00%                      13,086      2,633      12,675        14,625       43,019     79,635      3,973
5.01-6.00%                       3,635      3,901       1,315        11,345       20,196     50,726    101,693
6.01-7.00%                      13,282      2,540       2,787         9,814       28,423     70,223    205,586
7.01% and above                     13         86       1,623            --        1,722      8,669      8,516
                              --------   --------    --------      --------     --------   --------   --------
    Total                     $215,199   $ 56,317    $ 22,805      $ 35,868     $330,189   $317,237   $319,773
                              ========   ========    ========      ========     ========   ========   ========

      Borrowings. Berkshire Bank utilizes advances from the Federal Home Loan Bank of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, Berkshire Bank is required to own capital stock in the Federal Home Loan Bank of Boston and may apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its Agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2002, Berkshire Bank had the ability to borrow a total of approximately $254 million from the Federal Home Loan Bank of Boston. At that date, Berkshire Bank had outstanding advances of $133.0 million. In addition, Berkshire Bank had a $2.0 million repurchase agreement line of credit to be secured by securities or other assets of Berkshire Bank with the Depositors Insurance Fund. At December 31, 2002, Berkshire Bank had no outstanding borrowings against this agreement.

      The following tables present certain information regarding Berkshire Bank's Federal Home Loan Bank advances during the periods and at the dates indicated.

                                                For the Years Ended December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                     (Dollars in thousands)
Maximum amount of advances
     outstanding at any month end              $146,053    $140,115    $112,158
Average advances outstanding                    140,406     127,990      92,567
Weighted average rate paid
     on advances                                   4.01%       5.17%       6.23%

                                                         At December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                     (Dollars in thousands)
Balance outstanding at end of year             $133,002    $133,964    $101,386
Weighted average rate on advances
     at end of year                                3.27%       4.26%       6.18%

      Berkshire Bank offers retail repurchase agreements to selected higher balance customers and certain municipalities. These agreements are direct obligations of Berkshire Bank to repay at maturity or on demand the purchase price of an undivided interest in a U.S. Government or agency security owned by Berkshire Bank. Since these agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2002, such retail repurchase agreement borrowings totaled $700,000.

      The following tables represent certain information regarding Berkshire Bank's retail repurchase agreements during the years and at the dates indicated.

                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                     (Dollars in thousands)
Maximum amount of retail repurchase
     agreements outstanding at any month end   $  1,830    $  2,340    $  2,980

Average retail repurchase agreements              1,349       1,584       1,683
     outstanding

Weighted average rate paid on retail               1.72%       3.78%       5.88%
      repurchase agreements

                                                         At December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                     (Dollars in thousands)
Balance outstanding at end of year             $    700    $  1,890    $  2,030

Weighted average rate on retail repurchase         1.59%       1.74%       6.00%
     agreements at end of year

Trust Services

      Berkshire Bank maintains the Asset Management/Trust Group as a department within Berkshire Bank which primarily provides trust and investment services to individuals, partnerships, corporations and institutions and also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The trust department allows Berkshire Bank to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Berkshire Bank's operating strategy, Berkshire Bank will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. Berkshire Bank has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At December 31, 2002, the trust department managed 733 accounts with aggregate assets of $244.1 million, of which the largest relationship totaled $13.2 million, or 5.4%, of the trust department's total assets. Trust fees totaled $1.8 million for both 2002 and 2001.

Government Banking

      In 1998, Berkshire Bank began offering full service government banking for cities, towns and municipal school districts in western Massachusetts and southern Vermont. Berkshire Bank offers municipalities all aspects of financial advisory services for the sale of notes and bonds, actively working with bond counsel, rating agencies, consulting agencies and bond buyers. Additionally, Berkshire Bank offers a wide range of municipal deposit products and checking accounts, as well as the origination of payroll accounts. At December 31, 2002, Berkshire Bank was working with approximately 60 municipal entities. For 2002, government banking generated $180,000 of net fee income compared to $117,000 for 2001.

Personnel

      As of December 31, 2002, Berkshire Bank had 245 full-time employees and 32 part-time employees. The employees are not represented by a collective bargaining unit and the Bank will strive to continue its strong relationship with its employees.

Subsidiary Activities

      The following are descriptions of Berkshire Bank's active subsidiaries, all of which are wholly owned except for Gold Leaf Capital Corporation which is majority-owned. All subsidiaries are incorporated in Massachusetts and are indirectly owned by Berkshire Hills.

      G.B.S.B., Inc. G.B.S.B., Inc. was established in August 1990 as a securities corporation to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. In December 2002, G.B.S.B., Inc was dissolved as assets totaling $14.5 million were transferred to Berkshire Bank and assets totaling $7.7 million were transferred to North Street Securities Corporation.

      North Street Securities Corporation. North Street Securities Corporation, ("North Street") originally named GBSB Leasing Corporation, was established in January 1984 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. North Street was qualified as a "securities corporation" for Massachusetts income tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. As of December 31, 2002, North Street had assets totaling $47.5 million, consisting primarily of municipal bonds, corporate bonds and private label REMICs.

      Gold Leaf Investment Services, Inc. Gold Leaf Investment Services, Inc., established in May 2000, began operations during the first quarter of 2001. Gold Leaf Investment Services offers access to a full range of security brokerage services, including financial planning, professional money management, stocks, bonds, mutual funds, and annuities. These services are available through a partnership with UVEST Investment Services, a registered securities broker/dealer and member NASD/SIPC and are available in all of the Bank's branches.

      Gold Leaf Insurance Agency, Inc. Gold Leaf Insurance Agency, Inc., established in May 2000, began operations during the third quarter of 2000. Gold Leaf Insurance Agency offers a full line of products including automobile, home, business, and life insurance.

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

      Woodland Securities, Inc. Woodland Securities, Inc. ("Woodland"), originally named Woodland Realty, Inc., was established in April 1995 to purchase, own, sell, develop and lease real property and personal property of all types. Inactive for a number of years, Woodland converted to a Massachusetts securities corporation in 2002 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. As of December 31, 2002, Woodland had assets of $86.2 million consisting primarily of callable Agency securities and Agency REMICS.

      Excluding Berkshire Bank, the following are descriptions of Berkshire Hills' wholly owned active subsidiaries. All of Berkshire Hills' subsidiaries, including Berkshire Bank, are incorporated in Massachusetts.

      Berkshire Hills Funding Corporation. Berkshire Hills Funding Corporation was established in May 2000 as a general purpose funding vehicle for Berkshire Hills. Outside of cash, its sole asset is a loan to Berkshire Bank's Employee Stock Ownership Plan ("ESOP"). The proceeds of such loan were used to fund the ESOP trustee's purchase of Berkshire Hills common stock.

      Berkshire Hills Technology, Inc. Berkshire Hills Technology, Inc., was established in May 2001 to invest in, own, and sell any type of business enterprise including, but not limited to, corporations and limited liability companies. In June 2001, along with a consortium of five other financial institutions, Berkshire Hills Technology, Inc. announced its investment of $4.7 million in EastPoint Technologies, LLC ("EastPoint"). The Company's equity interest in EastPoint equals 60.3%. EastPoint, headquartered in Bedford, New Hampshire, is a software and data processing provider for financial institutions.

Segment Reporting

      Through its wholly-owned subsidiary, Berkshire Hills Technology, Inc., the Company owns a 60.3% equity interest in EastPoint Technologies, LLC. Prior to the acquisition of EastPoint, management monitored the revenue streams of the various products and services in evaluating the Company's operations and financial performance. Accordingly, all of the Company's operations were considered by management to be aggregated in one reportable operating segment. Subsequent to the acquisition of EastPoint, the Company's operations continue to be aggregated in one reportable segment, the Bank, except Berkshire Hills Technology, Inc., which is evaluated on a stand-alone basis.

      Information about reportable segments, and the reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2002 and 2001 follows:

                                                            2002
                                     ---------------------------------------------------
                                                      Berkshire Hills       Consolidated
                                         Bank         Technology, Inc.         Totals
                                     -----------      ----------------      ------------
                                                       (In thousands)
Net interest income                  $    64,128        $        --         $    64,128
Depreciation and amortization              1,813                601               2,414
Provision for loan losses                  6,180                 --               6,180
License fees                                  --              6,991               6,991
Minority interest                             --               (685)               (685)
Profit (loss)                              2,809             (1,040)              1,769
Assets                                 1,037,047              8,571           1,045,618
Expenditures for additions to
     premises and equipment                1,042                426               1,468

                                                             2001
                                     ---------------------------------------------------
                                                      Berkshire Hills       Consolidated
                                         Bank         Technology, Inc.         Totals
                                     -----------      ----------------      ------------
                                                       (In thousands)
Net interest income                  $    75,796        $        --         $    75,796
Depreciation and amortization              1,769                312               2,081
Provision for loan losses                  7,175                 --               7,175
License fees                                  --              3,465               3,465
Minority interest                             --               (119)               (119)
Profit (loss)                              8,868                 43               8,911
Assets                                 1,021,623              9,078           1,030,701
Expenditures for additions to
     premises and equipment                2,147              1,806               3,953

      The Company does not allocate income taxes to its segments, but rather, assigns all taxes to the Bank. Berkshire Hills Technology's results include only six months of fees and expenses for EastPoint in 2001 as compared to twelve months in 2002 as EastPoint was purchased in June 2001.

                           REGULATION AND SUPERVISION

General

      As a savings and loan holding company, Berkshire Hills is required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision ("OTS"). As a savings bank chartered by the Commonwealth of Massachusetts, Berkshire Bank is subject to extensive regulation, examination and supervision by the Massachusetts Commissioner of Banks, as its primary regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.

Berkshire Bank is a member of the Federal Home Loan Bank system and, with respect to deposit insurance, of the Bank Insurance Fund managed by the Federal Deposit Insurance Corporation. Berkshire Bank must file reports with the Commissioner of Banks and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Commissioner of Banks and /or the Federal Deposit Insurance Corporation conduct periodic examinations to test Berkshire Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner of Banks, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to Berkshire Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Berkshire Bank and Berkshire Hills.

Massachusetts Banking Laws and Supervision

      Massachusetts's savings banks are regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

      All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund and as such must pay its assessments. The Depositors Insurance Fund is a private deposit insurer which insures all deposits in member banks in excess of Federal Deposit Insurance Corporation deposit insurance limits. In addition, the Mutual Savings Central Fund acts as a source of liquidity to its members in supplying them with low-cost funds, and purchasing qualifying obligations from them.

      The powers which Massachusetts-chartered savings banks can exercise under these laws are summarized below.

Lending Activities.

      A Massachusetts-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security. Loans to individual borrowers generally must be limited to 20% of the total of a bank's capital accounts and stockholders' equity.

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

      Payment of Dividends. A savings bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by Massachusetts conversion regulations. Additionally, the Massachusetts Commissioner of Banks may restrict the payment of dividends by a bank if it was determined that such payment would result in safety and soundness concerns.

      Parity Regulation. Effective November 19, 2002, Massachusetts law was amended to increase the powers of Massachusetts banks under certain conditions. As a result of such amendment, Massachusetts law permits a Massachusetts bank to engage in any activity or offer any product or service if the activity, product or service is engaged in or offered in accordance with regulations promulgated by the Massachusetts Commissioner of Banks and has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts; provided that the activity is permissible under applicable federal and Massachusetts law and subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that had previously been granted the power.

      Assessments. Savings banks are required to pay assessments to the Commissioner of Banks to fund operations. Assessments paid by Berkshire Bank for the fiscal year ended December 31, 2002 totaled $144,900.

Federal Regulations

      Capital Requirements. Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve system ("state non-member banks"), such as Berkshire Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and a percentage of certain nonfinancial equity investments.

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

      As a savings and loan holding company regulated by the Office of Thrift Supervision, Berkshire Hills is not, under current law, subject to any prompt corrective action provisions.

      The following is a summary of Berkshire Bank's regulatory capital at December 31, 2002:

            GAAP Capital to Total Assets                    11.50%
            Total Capital to Risk-Weighted Assets           13.55%
            Tier I Leverage Ratio                            8.78%
            Tier I to Risk-Weighted Assets                  11.81%

      Standards for Safety and Soundness. The federal banking agencies adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities

      Under federal law, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, state chartered banks, such as Berkshire Bank, may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under federal law. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the Federal Deposit Insurance Corporation, must have been divested by December 19, 1996, under a Federal Deposit Insurance Corporation approved divestiture plan, unless such investments were grandfathered by the Federal Deposit Insurance Corporation. Berkshire Bank received grandfathered authority from the Federal Deposit Insurance Corporation in February 1993 to invest in listed stocks and/or registered shares. However, the maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation's regulations, or the maximum amount permitted by Massachusetts law, whichever is less. The Federal Deposit Insurance Corporation also required that Berkshire Bank provide prior notice to the agency if it increases the holdings of listed stock and/or registered shares as a percentage of Tier 1 equity capital by 25%. Such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation's determination that such investments pose a safety and soundness risk to Berkshire Bank or if Berkshire Bank converts its charter or undergoes a change in control. As of December 31, 2002, Berkshire Bank had marketable equity securities including money market preferred stocks with a market value of $19.6 million which were held under such grandfathering authority.

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

      The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2002, Berkshire Bank met the conditions to be classified a "well capitalized" institution.

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

      Further, federal law restricts an institution with respect to loans to directors, executive officers, and principal stockholders ("insiders"). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to Berkshire Bank's employees and does not give preference to the insider over the employees. Federal law places additional limitations on loans to executive officers.

Enforcement

      The Federal Deposit Insurance Corporation has extensive enforcement authority over insured savings banks, including Berkshire Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

Insurance of Deposit Accounts

      The Federal Deposit Insurance Corporation has adopted a risk-based insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. Effective January 1, 2000, full pro rata sharing of the payments between Bank Insurance Fund members and Savings Association Insurance Fund members commenced. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Berkshire Bank.

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

      Berkshire Bank, as a member of the Depositor Insurance Fund, is also subject to its assessments. See "- Massachusetts Banking Laws and Supervision."

Federal Reserve System

      The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.1 million less an exemption of $6.0 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.1 million, the reserve requirement is $1.1 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) of the portion in excess of $42.1 million. Berkshire Bank is in compliance with these requirements.

Community Reinvestment Act

      Under the Community Reinvestment Act, as implemented by Federal Deposit Insurance Corporation regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. Berkshire Bank's latest Community Reinvestment Act rating received from the Federal Deposit Insurance Corporation was "Outstanding."

      Berkshire Bank is also subject to similar obligations under Massachusetts law which has an additional CRA rating category. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. Berkshire Bank's latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was "Outstanding."

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Berkshire Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Boston, whichever is greater. Berkshire Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2002 of $7.4 million.

      The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2002, 2001, 2000, 1999 and 1998, cash dividends from the Federal Home Loan Bank of Boston to Berkshire Bank amounted to approximately $283,300, $303,600, $332,700, $180,900 and $163,600, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Holding Company Regulation

      Federal law allows a state savings bank that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. Berkshire Bank made such election and the Company is a non-diversified savings and loan holding company within the meaning of federal law. As such, the Company is registered with the Office of Thrift Supervision and has adhered to the Office of Thrift Supervision's regulations and reporting requirements. In addition, the Office of Thrift Supervision may examine and supervise the Company and the Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, Berkshire Bank is required to notify the Office of Thrift Supervision at least 30 days before declaring any dividend to the Company. By regulation, the Office of Thrift Supervision may restrict or prohibit the Bank from paying dividends.

      As a unitary savings and loan holding company, the Company is generally not restricted as to the types of business activities in which it could engage. The Gramm-Leach-Bliley Act of 1999 expanded the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Gramm-Leach-Bliley Act, however, provided that unitary savings and loan holding companies may only engage in activities permitted to a financial holding company under the legislation and those permitted for a multiple savings and loan holding company. Unitary savings and loan companies existing prior to May 4, 1999, such as the Company, were grandfathered as to the unrestricted activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation and to those permitted for financial holding companies. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

      Federal law prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except for (1) interstate supervisory acquisitions by savings and loan holding companies; and
(2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

      To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2002, Berkshire Bank maintained 79.6% of its portfolio assets in qualified thrift investments.

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

      The registration under the Securities Act of shares of common stock does not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

                      FEDERAL AND STATE TAXATION ON INCOME

Federal Income Taxation

      General. The Company and Berkshire Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Berkshire Bank in the same manner as to other corporations with some exceptions, including particularly Berkshire Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Berkshire Bank or the Company. Berkshire Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1999. For its 2002 tax year, Berkshire Bank's maximum federal income tax rate was 35%.

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

      A financial institution or business corporation is generally entitled to special tax treatment as a "securities corporation," provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a "securities corporation" by the Commissioner of the Massachusetts Department of Revenue. A securities corporation that is also a bank holding company under the Code must pay a tax equal to 0.33% of its gross income. A securities corporation that is not a bank holding company under the Code must pay a tax equal to 1.32% of its gross income. Two of the Bank's subsidiaries, North Street Securities Corporation and Woodland Securities, Inc., are Massachusetts securities corporations.

      In November 2002, the Bank received a "Notice of Intent to Assess" from the Commonwealth of Massachusetts Department of Revenue ("DOR") and, subsequently, in January 2003, received a "Notice of Assessment." The notices indicate that the Bank owes approximately $770,000 in additional state taxes, including interest, for the tax year ended December 31, 2001, related to the denial by the DOR of the Bank's claim of a dividends received deduction for dividends received from the Bank's real estate investment trust ("REIT") subsidiary. There is no possible assessment relating to the December 31, 2002 return due to the loss incurred by the Bank on a separate company basis.

      The DOR contends that dividend distributions by the Bank's subsidiary, Gold Leaf Capital Corp. (the "Subsidiary") to the Bank are fully taxable in Massachusetts. The Bank believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by the Subsidiary to the Bank. Accordingly, no provision has been made in the Bank's consolidated financial statements for the amounts assessed or additional amounts that might be assessed in the future. The Bank has appealed the assessment and will pursue all available means to defend its position. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

      In January 2003, legislation was proposed in Massachusetts, which prohibits use of the 95% dividends received deduction when the dividends are received from a REIT, effective for the tax years beginning in 1999. On March 5, 2003, the Governor of Massachusetts signed the legislation. As a result, the Company has ceased recording tax benefits associated with the dividends received deduction effective for the 2003 tax year and accrued $513,000, representing the amount of tax benefits realized by the Company through the dividends received deduction through the 2002 tax year. Such amount includes interest assessed by the Massachusetts Department of Revenue through December 31, 2002. The Company intends to vigorously appeal the retroactive nature of the provision.

      Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Company Website and Availability of Securities and Exchange Commission Filings

      The Company's Internet website is www.berkshirebank.com. The Company makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the executive officers of Berkshire Hills and/or Berkshire Bank.

     Name                           Age(1)        Position
     ----                           ------        --------
     Michael P. Daly                  41          President and Chief Executive Officer
     Robert A. Wells                  63          Chairman of the Board
     Charles F. Plungis, Jr.          51          Senior Vice President, Chief Financial Officer and Treasurer(2)
     Wayne F. Patenaude               42          Senior Vice President, Chief Financial Officer and Treasurer(2)
     Gayle P. Fawcett                 50          Senior Vice President of Retail Banking and Operations of Berkshire
                                                  Bank

----------
(1)   As of December 31, 2002.

(2) Mr. Plungis has retired as Senior Vice President, Chief Financial Officer and Treasurer, effective on February 28, 2003. Berkshire Hills and Berkshire Bank have named Mr. Patenaude as his successor, effective March 1, 2003.

      The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Biographical Information

      Michael P. Daly serves as President and Chief Executive Officer of the Company and Berkshire Bank. Before being named to this position, Mr. Daly served as Executive Vice President and Senior Loan Officer of Berkshire Bank and Executive Vice President of the Company and Senior Vice President of Commercial Banking.

      Robert A. Wells is Chairman of the Board of the Company and Berkshire
Bank.

      Charles F. Plungis, Jr. was Senior Vice President, Chief Financial Officer and Treasurer of the Company and Berkshire Bank until his retirement effective February 28, 2003.

      Wayne F. Patenaude will be Senior Vice President, Chief Financial Officer and Treasurer of the Company and Berkshire Bank, effective March 1, 2003. Mr. Patenaude served as Executive Vice President, Chief Financial Officer and Treasurer of American Savings Bank, located in New Britain, Connecticut, from 1999 until American Savings Bank's acquisition by Banknorth, N.A. on February 14, 2003. Prior to working for American, Mr. Patenaude was the Chief Financial Officer and Treasurer of Southington Savings Bank located in Southington, Connecticut from 1998 to 1999. Mr. Patenaude was Senior Vice President and Chief Financial Officer of Glastonbury Bank & Trust Company from 1991 to 1998.

      Gayle P. Fawcett is Senior Vice President of Retail Banking and Operations of Berkshire Bank.

ITEM 2. PROPERTIES

      The Company and the Bank currently conducts their business through the main office located in Pittsfield, Massachusetts, and 11 other full service banking offices and one other facility listed below. The Company and the Bank believe that their facilities are adequate to meet their present and immediately foreseeable needs.

                                                                                        Net Book Value
                                                 Original                                 of Property
                                     Lease         Year            Date of               or Leasehold
                                      Or          Leased            Lease               Improvements at
Location                              Own      or Acquired        Expiration           December 31, 2002
--------                             -----     -----------        ----------           -----------------
                                                                                         (In thousands)
Main Office

24 North Street
Pittsfield, Massachusetts            Own          1898                --                    $1,640

Banking Offices

244 Main Street
Great Barrington, Massachusetts      Own          1950                --                       673

103 North Main Street
Sheffield, Massachusetts             Own          1966                --                       193

Old Town Hall
43 East Street
Pittsfield, Massachusetts            Lease        1969              2030                       472

2 Depot Street
W. Stockbridge, Massachusetts        Own          1975                --                        89

165 Elm Street
Pittsfield, Massachusetts            Own          1977                --                       281

255 Stockbridge Road
Great Barrington, Massachusetts      Own          1985                --                       233

37 Main Street
North Adams, Massachusetts           Lease        1985              2005(1)                    344

1 Park Street
Lee, Massachusetts                   Own          1991                --                       208

32 Main Street
Stockbridge, Massachusetts           Own          1991                --                       275

66 West Street
Pittsfield, Massachusetts            Lease        1998              2009(2)                     91

Allendale Shopping Center
39 Cheshire Road
Pittsfield, Massachusetts            Lease        2001              2021(3)                  1,222

Other Office

66 Allen Street(4)
Pittsfield, Massachusetts            Own          1999                --                     2,210

----------
(1)   Berkshire Bank has one option to renew for ten years.
(2) Berkshire Bank has two options to renew each for an additional five-year period.
(3) Berkshire Bank has four options to renew each for an additional five-year period.
(4) This facility houses Berkshire Bank's Commercial Lending Division, Investment Department, Asset Management/Trust Department and Government Banking Program.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock is traded on the American Stock Exchange under the symbol "BHL." As of February 25, 2003, the Company had approximately 987 holders of record. The following table sets forth, for the quarters indicated, the daily closing high and low sales price for the Common Stock and the dividends paid. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

                                For the Year Ended December 31, 2002
                     -----------------------------------------------------------
                     4th Quarter     3rd Quarter     2nd Quarter     1st Quarter
                     -----------     -----------     -----------     -----------
High                   $25.25          $27.25          $26.20          $22.08

Low                    $22.94          $20.99          $21.98          $19.65

Dividend Paid          $ 0.12          $ 0.12          $ 0.12          $ 0.12

                                For the Year Ended December 31, 2001
                     -----------------------------------------------------------
                     4th Quarter     3rd Quarter     2nd Quarter     1st Quarter
                     -----------     -----------     -----------     -----------
High                   $20.25          $19.90          $18.75          $18.65

Low                    $17.85          $16.75          $17.10          $15.13

Dividend Paid          $ 0.11          $ 0.11          $ 0.11          $ 0.10

ITEM 6. SELECTED FINANCIAL DATA

      The Company has derived the following selected consolidated financial and other data of the Company and Berkshire Bank in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The data as of December 31, 2002, 2001 and 2000 are derived from the audited consolidated financial statements for Berkshire Hills Bancorp and Berkshire Bank. The data as of December 31, 1999 and 1998 and for the years then ended are derived from the audited consolidated financial statements of Berkshire Bancorp and Berkshire Bank.


                                                                      At or For the Years Ended December 31,
                                                   ------------------------------------------------------------------------
                                                       2002            2001           2000           1999           1998
                                                   -----------     -----------    -----------    -----------    -----------
                                                                        (In thousands, except per share data)
Selected Financial Data:
  Total assets                                     $ 1,045,618     $ 1,030,701    $ 1,011,340    $   841,651    $   780,289
  Loans, net                                           712,714         791,920        783,405        665,554        599,171
  Investment securities:
    Available for sale                                 173,169         104,446         99,309         93,084         93,774
    Held to maturity                                    44,267          33,263         32,238         17,014         23,780
    Federal Home Loan Bank stock                         7,440           7,027          5,651          3,843          2,547
    Savings Bank Life Insurance stock                    2,043           2,043          2,043          2,043          2,043
  Deposits(1)                                          782,360         742,729        729,594        680,767        647,122
  Federal Home Loan Bank advances                      133,002         133,964        101,386         58,928         29,590
  Repurchase agreements                                    700           1,890          2,030          1,120          7,000
  Total stockholders' equity                           120,240         139,323        161,322         88,352         84,201
  Real estate owned                                      1,500              --             50            220            398
  Nonperforming loans                                    3,741           2,702          2,869          2,841          3,490

Selected Operating Data:
  Total interest and dividend income               $    64,128     $    75,796    $    71,018    $    58,468    $    52,495
  Total interest expense                                23,428          33,560         33,468         26,922         24,182
                                                   -----------     -----------    -----------    -----------    -----------
    Net interest income                                 40,700          42,236         37,550         31,546         28,313
  Provision for loan losses                              6,180           7,175          3,170          3,030          2,055
                                                   -----------     -----------    -----------    -----------    -----------
    Net interest income after provision
    for loan losses                                     34,520          35,061         34,380         28,516         26,258
                                                   -----------     -----------    -----------    -----------    -----------
  Noninterest income:
  Service charges and fees                               4,469           4,187          3,743          3,405          2,568
  Gain on sales and dispositions of
    securities, net                                     14,470             268            423            491            425
  Loss on sale of loans                                (10,702)             --             --             --             --
                                                   -----------     -----------    -----------    -----------    -----------
  Other(2)                                               5,181           6,093            580            402            300
                                                   -----------     -----------    -----------    -----------    -----------
    Total noninterest income                            13,418          10,548          4,746          4,298          3,293
                                                   -----------     -----------    -----------    -----------    -----------
    Total noninterest expense                           45,807          32,349         32,184         25,196         22,359
                                                   -----------     -----------    -----------    -----------    -----------
  Income before income taxes                             2,131          13,260          6,942          7,618          7,192
  Income taxes                                             362           4,349          2,360          1,995          2,768
                                                   -----------     -----------    -----------    -----------    -----------
    Net income                                     $     1,769     $     8,911    $     4,582    $     5,623    $     4,424
                                                   ===========     ===========    ===========    ===========    ===========
  Dividends per share                              $      0.48     $      0.43    $      0.10            N/A            N/A
  Earnings per share
    Basic                                          $      0.33     $      1.42            N/A            N/A            N/A
    Diluted                                        $      0.30     $      1.35            N/A            N/A            N/A
  Book value per share                             $     19.66     $     21.68    $     21.02            N/A            N/A

                                                                      At or For the Years Ended December 31,
                                                   ------------------------------------------------------------------------
                                                       2002            2001           2000           1999           1998
                                                   -----------     -----------    -----------    -----------    -----------
Selected Operating Ratios and Other Data(3):
  Performance Ratios:
    Average yield on interest-earning assets              6.49%           7.80%          8.04%          7.65%          7.83%
    Average rate paid on interest-bearing
      liabilities                                         2.85            4.25           4.64           4.15           4.36
    Interest rate spread(4)                               3.64            3.55           3.40           3.50           3.47
    Net interest margin(5)                                4.12            4.35           4.25           4.13           4.22
    Interest-bearing assets to interest-bearing
      liabilities                                       120.33          123.04         122.53         117.75         120.94
    Net interest income after provision for loan
      losses to noninterest expense                      75.36          108.39         106.82         113.18         117.44
    Noninterest expense as a percent of
      average assets                                      4.36            3.13           3.44           3.09           3.19
    Return on average assets(6)                           0.17            0.86           0.49           0.69           0.63
    Return on average equity(7)                           1.30            5.74           3.72           6.51           5.56
    Average equity to average assets                     12.95           15.00          13.15          10.59          11.34
    Dividend payout ratio(8)                            145.45           30.28            N/A            N/A            N/A
    Efficiency ratio(9)                                  77.27           61.60          76.86          71.27          71.71
  Regulatory Capital Ratios:
    Tier 1 capital to average assets                     10.05           11.02          14.54           7.91           7.79
    Total capital to risk-weighted assets                15.21           15.73          20.15          12.90          13.04
  Asset Quality Ratios:
    Nonperforming loans as a percent of total
      loans(10)                                           0.52            0.34           0.36           0.42           0.58
    Nonperforming assets as a percent of total
      assets(11)                                          0.50            0.26           0.29           0.36           0.50
    Allowance for loan losses as a percent of
      total loans                                         1.43            1.37           1.29           1.27           1.25
    Allowance for loan losses as a percent of
      nonperforming loans                               275.54          408.36         356.08         300.39         217.45
    Net loans charged-off as a percent of
      interest-earning loans                              0.96            0.79           0.19           0.31           0.09

----------
(1)   Includes mortgagors' escrow accounts.
(2) Consists primarily of Berkshire Hills Technology's revenues in 2002 and 2001. Berkshire Hills Technology did not exist prior to 2001.
(3) Regulatory Capital and Asset Quality Ratios are end of period ratios. Performance Ratios are based on daily averages.
(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5)   Net interest income as a percentage of average interest-earning assets.
(6)   Net income divided by average total assets.
(7)   Net income divided by average total equity.
(8) Dividends per share divided by basic earnings per share. Comparable figures for 2000, 1999 and 1998 are not available as the Company began paying dividends in the fourth quarter of 2000.
(9) Operating expenses divided by net interest income plus other income, less gain on sale of securities plus losses on sale of loans. For purposes of the 2002 computation, the severance payments of $6.9 million were deducted from operating expenses.
(10)  Nonperforming loans consist of nonaccrual loans.
(11)  Nonperforming assets consist of nonaccrual loans and real estate owned.

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

Operating Strategy

      The Bank is an independent, community-oriented savings bank, delivering quality customer service and offering a wide range of deposit, loan and investment products to its customers. In recent years, the Bank's strategy has been to enhance profitability through controlled balance sheet growth by emphasizing the origination of real estate mortgages, commercial loans and home equity loans, increasing sources of noninterest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to:

      o Operate as a full service community bank by expanding the services and products it offers.

      o Provide superior customer service and innovative products, by increasing the functionality of its ATM network and expanding the capability of its call center.

      o Increase fee income by broadening non-depository product offerings and services.

      o Continue to increase its emphasis on high quality consumer and commercial loans to maintain the yields earned on its overall loan portfolio, without incurring unacceptable credit risk.

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

Fourth Quarter Events and Recent Developments

      In 2002, as part of the Bank's effort to enhance its risk management practices and lower its automobile loan exposure, especially its exposure to indirect sub-prime automobile loans, the Bank discontinued the origination of indirect sub-prime automobile loans. In December 2002, the Bank accelerated its plan to exit the indirect sub-prime automobile loan business by selling $69.7 million of such loans, which resulted in charges of $11.2 million. The Bank will continue to invest in indirect automobile loans, but not the sub-prime segment of this market.

      As part of a revised long-term business strategy, the Bank restructured its investment portfolio placing less emphasis on equity securities. Equities totaling $18.8 million were sold in December 2002 resulting in a gain of $14.8 million. Excluding Federal Home Loan Bank ("FHLB") and Savings Bank Life Insurance ("SBLI") stock, equities comprised 9.0% of the investment portfolio at December 31, 2002.

      As part of its revised policy and procedures for reviewing and estimating writedowns of repossessed assets, the Bank recognized a charge of $1.8 million of which $1.3 million was the result of writing down the values of repossessed automobiles and $500,000 was related to the writedown of one foreclosed property. The Bank also increased its allowance for loan losses by $1.5 million to reflect a lower estimate for recoverability of the Bank's remaining sub-prime indirect automobile loans.

      In December 2002, the Bank prepaid several higher-rate FHLB borrowings and replaced them with lower rate, shorter-term FHLB borrowings. FHLB borrowings totaling $21.2 million with a weighted average maturity of approximately 26 months and a weighted average interest rate of approximately 5.56% were replaced by $20.0 million of FHLB borrowings with a weighted average maturity of nine months at a weighted average cost of 1.53%. The Company incurred a prepayment penalty of $1.1 million in the fourth quarter of 2002 to do so.

      The Commonwealth of Massachusetts Department of Revenue notified Berkshire Bank that it owes approximately $770,000 in additional state taxes, including interest, for the tax year ended December 31, 2001, related to the denial by the Department of Revenue of Berkshire Bank's claim for a deduction received from dividends from Berkshire Bank's real estate investment trust subsidiary. Berkshire Bank claims that the dividends it received were appropriate under applicable law. Accordingly, Berkshire Bank has appealed the assessment and provided no provision in the Company's consolidated financial statements. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

      In January 2003, legislation was proposed in Massachusetts, which prohibits use of the 95% dividends received deduction when the dividends are received from a REIT, effective for the tax years beginning in 1999. On March 5, 2003, the Governor of Massachusetts signed the legislation. As a result, the Company has ceased recording tax benefits associated with the dividends received deduction effective for the 2003 tax year and accrued $513,000, representing the amount of tax benefits realized by the Company through the dividends received deduction through the 2002 tax year. Such amount includes interest assessed by the Massachusetts Department of Revenue through December 31, 2002. The Company intends to vigorously appeal the retroactive nature of the provision.

Comparison of Financial Condition at December 31, 2002 and 2001

      Total assets were $1.05 billion at December 31, 2002, an increase of $14.9 million, or 1.4%, from $1.03 billion at December 31, 2001. An increase of $79.7 million in securities, excluding FHLB and SBLI stock, and an increase of $23.9 million in short-term investments more than offset a decrease of $79.8 million in total loans outstanding. The Company's investment portfolio, excluding FHLB and SBLI stock, increased 57.9% to $217.4 million at the end of 2002 from $137.7 million at the end of 2001 as proceeds from loan and equity sales were invested in securities, primarily CMOs and callable Agency notes. Short-term investments totaled $43.4 million at December 31, 2002, an increase of 122.9% from $19.5 million at December 31, 2001 reflecting the investment of excess funds. Loans totaled $723.2 million at the end of 2002, a decrease of 9.9% from $803.0 million at the end of 2001. Automobile loans decreased $110.9 million, or 51.4%, to $105.0 million at December 31, 2002 from $216.0 at December 31, 2001 as the Bank looked to exit the indirect sub-prime automobile loan business by allowing the Bank's balance of indirect sub-prime automobile loans to run off during much of the year and, in December 2002, by selling $69.7 million of its remaining indirect sub-prime automobile loans to a third party. At December 31, 2002, $18.2 million of indirect sub-prime automobile loans remained. Construction and land development loans decreased $5.3 million, or 23.1%, to $17.6 million at December 31, 2002 from $22.9 million at December 31, 2001 as completed projects converted to permanent financing. Somewhat offsetting these decreases were increases in commercial real estate and residential one- to four-family loans. Commercial real estate totaled $119.2 million at December 31, 2002, an increase of $34.5 million, or 40.7%, from $84.7 million last year while residential one- to four-family loans increased $6.1 million, or 2.5%, to $246.9 million at December 31, 2002 from $240.9 million at December 31, 2001. Both of these increases reflect a strong local real estate loan market and low market interest rates. Commercial loans declined $4.8 million, or 2.8%, to $165.4 million reflecting high principal prepayments.

      Nonperforming loans totaled $3.7 million at December 31, 2002, an increase of $1.0 million, or 38.5%, from $2.7 million at December 31, 2001. This increase was primarily due to a rise in commercial nonaccruing loans which totaled $2.9 million at the end of 2002 compared to $2.1 million at the end of 2001, reflecting one loan for $1.8 million being placed on nonaccrual status. Nonaccruing consumer loans totaled $661,000 at the end of 2002 up from $315,000 at the end of 2001, reflecting the continued general weakness in the economy. However, automobile loans in the amount of $590,000 were 90 days or more past due and still accruing interest at the end of 2002, compared to $1.3 million at the end of 2001. The ratio of nonperforming loans to total loans at December 31, 2002 and 2001 was 0.52% and 0.34%, respectively. Real estate owned totaled $1.5 million at the end of 2002 compared to none for last year as the Bank took possession of one commercial property in the first quarter of 2002. On February 13, 2003 the Bank sold this property for $1.5 million.

      Other assets declined $5.9 million, or 30.7%, to $13.3 million at December 31, 2002 from $19.2 million at December 31, 2001. As a direct result of the Bank's sale of $69.7 million of indirect sub-prime automobile loans, prepaid dealer reserves (the amount Berkshire Bank compensates the originator of an indirect automobile loan) declined $5.1 million. The total value of repossessed vehicles fell $1.7 million in 2002 due to declining used car prices and lowered valuations placed on vehicles repossessed by the Bank. Repossessed vehicles are priced at net realizable value including deductions made for expenses necessary to prepare the vehicle for sale. The dealer reserve and repossessed automobile decrease were somewhat offset by increases of $900,000 in various other assets.

      Interest bearing liabilities increased $33.1 million, or 4.2%, to $828.9 million at December 31, 2002 from $795.8 million at December 31, 2001, due primarily to a $35.2 million, or 5.3%, increase in interest bearing deposits to $695.2 million at the end of 2002 from $660.0 million at the end of 2001. Certificates of deposit and savings accounts increased $19.9 million while money market and NOW accounts increased $15.4 million. Noninterest bearing demand deposits grew $4.4 million to $87.1 million at December 31, 2002 from $82.8 million at December 31, 2001. FHLB borrowings and retail repurchase agreements decreased $2.2 million to $133.7 million at the end of 2002 from $135.9 million for the end of 2001.

      Stockholders' equity totaled $120.2 million at December 31, 2002, a decrease of $19.1 million, or 13.7%, from $139.3 million at December 31, 2001. This decrease was primarily due to a $13.3 million decrease in accumulated other comprehensive income resulting from the sale of equity securities by the Company in 2002. Also impacting this decrease was the repurchase of 314,913 shares at a cost of $7.0 million and the payment of $2.7 million of dividends, partially offset by net income of $1.8 million.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

      Net Income. Net income totaled $1.8 million for the year ended December 31, 2002, a decrease of $7.1 million, or 80.1%, from $8.9 million for the year ended December 31, 2001. Net income for 2002 includes $8.3 million in charges in connection with the restructuring of the Company's senior management and the reorganizing of the Company's long-term business strategy while net income for 2001 includes a one-time gain of $2.2 million from the dissolution of the Bank's defined benefit pension plan. Basic and diluted earnings per share for the year ended December 31, 2002 were $0.33 and $0.30, respectively, compared to basic and diluted earnings of $1.42 and $1.35 for the year ended December 31, 2001.

      Net Interest Income. Net interest income decreased $1.5 million, or 3.6%, to $40.7 million in 2002 from $42.2 million in 2001 as the relatively low market interest rate environment led to a high number of loan prepayments and refinancings which had a negative impact on earnings. The average yield on interest bearing assets declined 131 basis points to 6.49% for the year ended December 31, 2002 compared to 7.80% for the year ended December 31, 2001 and more than offset a $16.2 million increase in average interest bearing assets to $987.9 million for 2002 compared to $971.7 million for 2001. Average interest bearing liabilities increased $31.3 million to $821.0 million in 2002 from $789.7 in 2001, but were more than offset by a lower average rate paid of 2.85% in 2002 compared to 4.25% in 2001 reflecting the low market interest rate environment. As a result, the Company's net interest margin for the twelve months ended December 31, 2002 and 2001 were 4.12% and 4.35%, respectively.

      Interest and dividend income fell $11.7 million, or 15.4%, to $64.1 million for 2002 from $75.8 million for 2001 as interest earned on the Bank's loan portfolio dropped $11.4 million, or 16.7%, from $68.3 million for 2001 as the average balance of the Bank's loans fell to $791.3 in 2002 from $815.1 for last year and the average rate earned equaled 7.19% in 2002 compared to 8.38% for 2001. The lower loan interest income also reflects the forfeiture of $492,000 in accrued interest related to the December sale of indirect sub-prime automobile loans. Interest and dividend income on the Company's investment portfolio, including FHLB and SBLI stock, equaled $6.8 million in 2002, a decrease of $330,000, or 4.7%, from $7.1 million earned in 2001. Higher average balances were not enough to offset the decrease in average rate earned on the investment portfolio. The average balance of the investment portfolio increased $24.0 million to $168.7 million in 2002 while the average rate earned dropped 89 basis points to 4.01% in 2002.

      The decrease in interest and dividend income was mostly offset by a decrease in interest expense as interest paid dropped $10.1 million, or 30.2%, to $23.4 million for the year ended December 31, 2002 from $33.6 million for the year ended December 31, 2001 due to lower rates paid, particularly on the Bank's deposit accounts. Interest paid on deposits totaled $17.8 million for the twelve months ended December 31, 2002, a decrease of $8.9 million, or 33.4%, from $26.7 million for the twelve months ended December 31, 2001. Average interest bearing deposit balances increased $21.7 million to $679.2 million in 2002 from $657.5 million in 2001, but were more than offset by a lower average rate paid of 2.62% in 2002 compared to 4.06% in 2001. Interest paid on borrowings also decreased due to lower interest rates paid as interest on FHLB advances and securities sold under agreements to repurchase totaled $5.7 million this year, a decrease of $1.2 million, or 17.8%, from $6.9 million last year, even though borrowings only declined $2.2 million, or 1.6%, from last year.

      Provision for Loan Losses. The provision for loan losses decreased $1.0 million, or 13.9%, to $6.2 million in 2002 from $7.2 million in 2001 as a greater number of charge-offs in 2002 were more than offset by a higher number of recoveries and a decrease in the balance of indirect sub-prime automobile loans. Total charge-offs were $10.0 million in 2002, an increase of $3.0 million, or 42.0%, from $7.1 million last year. This increase was due to the higher consumer loan charge-offs which rose $3.1 million in 2002. However, this increase was somewhat offset by the Bank's strong efforts in 2002 to recover charged-off loans. Recoveries totaled $3.1 million in 2002, an increase of $2.4 million over $705,000 in 2001. Net charge-offs were $6.9 million for the year ended December 31, 2002 compared to $6.4 million last year, an increase of $549,000, or 8.6%.

      The provision for 2002 also includes $1.5 million added in the fourth quarter of 2002 to cover losses inherent in the remaining indirect sub-prime indirect automobile loan portfolio. At December 31, 2002, the allowance for loan losses was $10.3 million and represented 1.43% of total loans and 275.54% of nonperforming loans compared to $11.0 million at December 31, 2001, which represented 1.37% of total loans and 408.36% of nonperforming loans.

      Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. Management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, Berkshire Bank's allowance for loan losses is sufficient to cover losses inherent in the Bank's loan portfolio at this time, no assurances can be given that Berkshire Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may increase its level of allowance for loan losses as a percentage of total loans and nonperforming loans if the level of commercial real estate, multi-family, commercial, construction and development or consumer loans as a percentage of its total loan portfolio increases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Berkshire Bank's allowance for loan losses. These agencies may require Berkshire Bank to provide additions to the allowance based upon judgments different from management.

      Noninterest Income. Noninterest income totaled $13.4 million for the twelve months ended December 31, 2002, an increase of $2.9 million, or 27.2%, over $10.6 million for 2001. Noninterest income for 2002 includes several items related to the reorganizing of the Company's long-term business strategy that took place in the fourth quarter of 2002. A $14.8 million gain on the sale of equity securities was nearly offset by $13.4 million in charges relating to the sale of indirect sub-prime automobile loans, the writedown of one security, the writedown of repossessed automobiles, and the prepayment penalty on FHLB advances. Noninterest income also increased in 2002 due to the recording of a full year's worth of fees earned from the operations of EastPoint Technologies, LLC versus only six months last year, a difference of $3.5 million. In addition, customer service fees increased $423,000, or 23.4%, due to increased ATM and checking account fees. Noninterest income for 2001 includes a one-time gain of $2.2 million on the curtailment of the Bank's defined benefit pension plan.

      Noninterest Expense. Noninterest (operating) expenses increased $13.5 million, or 41.6%, to $45.8 million for the year ended December 31, 2002 from $32.3 million for the year ended December 31, 2001 as expenses for 2002 included charges related to the restructuring of the Company's senior management and the retirement of several directors. In the fourth quarter of 2002, the Company and the Bank restructured their management team, which resulted in $6.6 million of charges, consisting of the payment to or accrual of severance payments for three executive officers and one senior vice president under existing contractual obligations. Additionally, seven directors retired from the Boards of the Company and the Bank and, as a result, the Company incurred a $300,000 charge in the fourth quarter to fund retirement plan benefits. Expenses pertaining to foreclosed real estate and other loans increased $1.0 million to $3.3 million as the Bank wrote down the value of one commercial property by $500,000. As was the case with noninterest income, noninterest expenses also increased due to the recognition of a full year's worth of expenses of EastPoint compared to only six months last year. The increase attributable to EastPoint totaled $4.8 million.

      Income Taxes. Income taxes for the year ended December 31, 2002 were $362,000, a decrease of $4.0 million from $4.3 million for the year ended December 31, 2001. The effective tax rate for 2002 and 2001 were 17.0% and 32.8%, respectively. The lower rate paid in 2002 was due to the increase in the ratio of tax exempt income and qualifying dividends received to pretax income.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

      Net Income. Net income rose $4.3 million, or 94.5%, to $8.9 million for the year ended December 31, 2001 from $4.6 million for the year ended December 31, 2000. Net income for 2001 includes a one-time gain of $2.2 million from the dissolution of the Bank's defined benefit pension plan while the results from 2000 include a $5.7 million donation of Berkshire Hills common stock by Berkshire Hills to Berkshire Hills Foundation, in connection with the mutual to stock conversion in June

2000. Basic and diluted earnings per share for the year ended December 31, 2001 were $1.42 and $1.35, respectively. There are no comparable earnings per share figures for 2000, as the Company became a public company in June 2000.

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

      The increase in interest income was due to an $87.9 million, or 9.9%, increase in average interest earning assets which totaled $971.7 million this year from $883.8 million last year. This increase more than offset a 24 basis point decrease on average yield on interest earning assets which fell to 7.80% in 2001 from 8.04% in 2000 as market rates began to have an adverse effect on asset portfolio yields. Interest on loans rose $4.6 million, or 7.3%, to $68.3 million in 2001 from $63.7 million in 2000 fueled by the growth in commercial real estate and construction loans, offset by a 15 basis point drop on average yield on loans to 8.38% in 2001 from 8.53% in 2000. Investment securities income, not including FHLB stock and SBLI stock, rose to $6.7 million in 2001 from $6.3 million in 2000, an increase of $429,000, or 6.8%, due to an increase in average balances, offset by a decrease in average rate earned. The average balance of investment securities increased $16.8 million to $136.9 million in 2001 while average yield on investment securities dropped 33 basis points to 4.91%.

      Interest expense increased $92,000, or 0.3%, to $33.6 million in 2001 from $33.5 million in 2000. Interest expense on deposits decreased $918,000, or 3.3%, to $26.7 million in 2001 as the average cost of interest bearing deposits fell to 4.06% in 2001 from 4.40% in 2000. This was somewhat offset by a $30.5 million increase in average interest bearing deposit balances to $657.5 million in 2001 from $627.0 million in 2000 as people looked for a safe haven for their investments. Interest paid on FHLB advances increased $847,000 to $6.6 million as a 106 basis point drop in average cost could not offset a $35.4 million increase in average FHLB balances. The average cost on FHLB borrowings was 5.17% in 2001 versus 6.23% in 2000 while the average balance equaled $128.0 million in 2001 compared to $92.6 million in 2000. Interest paid on securities sold under agreement to repurchase and other borrowings totaled $262,000 in 2001 as the Bank realized $202,000 in interest expense early in the year to finance automobile loans sold with recourse.

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

      Noninterest Income. Noninterest income totaled $10.5 million for 2001 and $4.7 million for 2000, an increase of $5.8 million, or 122.3%. Noninterest income for 2001 includes a one-time gain of $2.2 million related to the curtailment of the Bank's defined benefit pension plan, and revenue of $3.5 million for license maintenance and processing fees, and license sales and other fees that were derived from the operations of EastPoint Technologies, LLC which was purchased in June of 2001. Excluding the pension plan gain and EastPoint's revenues, noninterest income increased $164,000, or 3.5%, in 2001. Customer service fees increased $220,000 to $1.8 million in 2001 as higher activity levels resulted in increases in ATM fees, debit card fees, and bank service charges. Loan servicing fees increased $149,000 to $595,000 in 2001 as the Bank executed a strategy of selling newly written fixed rate loans.

      Noninterest Expense. Noninterest expense increased $165,000, or 0.5%, to $32.3 million for the year ended December 31, 2001 from $32.2 million last year. Noninterest expense for 2001 included $3.4 million relating to EastPoint's operations. Noninterest expense in 2000 included a contribution of $5.7 million to fund Berkshire Hills Foundation. Excluding these two items, noninterest expenses rose $2.5 million, or 9.3%, to $29.0 million in 2001 from $26.5 million in 2000. Expenses related to foreclosed real estate and other loans, and in particular, the repossession and sale of a larger number of automobiles, accounted for an increase of $1.1 million, or 92.1%, to $2.2 million in 2001 from $1.2 million in 2000. Salaries and benefits increased to $17.6 million in 2001, up $4.0 million, or 29.0%, from $13.6 million in 2000 as the Company's operating staff expanded due to the EastPoint purchase. Occupancy and equipment expense was $4.7 million, an increase of $511,000, or 12.2%, from 2000 as the Bank renovated two branches. Professional services increased $464,000, or 54.6%, to $1.3 million in 2001 from $850,000 in 2000 primarily due to legal and consulting expenses related to the acquisition and operation of EastPoint. Data processing expense fell $700,000 as the Bank switched to an in-house imaging system from an outsourced operation.

     Income Taxes. Income taxes for the year ending December 31, 2001 were $4.3 million, an increase of $2.0 million, or 84.3%, over the $2.4 million paid for the year ending December 31, 2000. The effective tax rates for 2001 and 2000 were 32.8% and 34.0%, respectively. The lower effective rate in 2001 was partially attributable to the establishment of a real estate investment trust through which the bank received state tax benefits.

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

                                                  For the Years Ended December 31,
                                           ---------------------------------------------
                                                                2002
                                           ---------------------------------------------
                                              Average                        Average
                                              Balance        Interest       Yield/Rate
                                           -------------   -------------   -------------
                                                      (Dollars in thousands)
Interest-earning assets:
  Loans(1)                                 $     791,328   $      56,910            7.19%
  Short-term investments                          27,870             456            1.64
  Investment securities                          159,318           6,416            4.03
  Federal Home Loan Bank stock                     7,303             283            3.88
  Savings Bank Life Insurance
      stock                                        2,043              63            3.08
  Interest-earning deposits                           --              --              --
                                           -------------   -------------   -------------
      Total interest-earning assets              987,862          64,128            6.49
  Noninterest-earning assets                      63,948
                                           -------------
      Total assets                         $   1,051,810
                                           =============
Interest-bearing liabilities:
  Deposits:
    Money market accounts                  $     117,950   $       1,988            1.69%
    NOW accounts                                  83,399             623            0.75
    Savings accounts(2)                          157,444           2,669            1.70
    Certificates of deposit                      320,415          12,497            3.90
                                           -------------   -------------
      Total interest-bearing deposits            679,208          17,777            2.62
    Federal Home Loan Bank
      advances                                   140,406           5,628            4.01
    Repurchase agreements                          1,349              23            1.72
                                           -------------   -------------
      Total interest-bearing liabilities         820,963          23,428            2.85
                                                           -------------
    Noninterest-bearing demand
      deposits                                    82,751
    Other noninterest-bearing
      liabilities                                 11,935
                                           -------------
      Total liabilities                          915,649
    Equity                                       136,161
                                           -------------
      Total liabilities and equity         $   1,051,810
                                           =============
    Net interest-earning assets            $     166,899
                                           =============
    Net interest income                                    $      40,700
                                                           =============
    Interest rate spread                                                            3.64%
    Interest margin (net interest
      income as a percentage of
      total average interest-earning
      assets)                                                                       4.12%
    Total average interest-earning
      assets to total average
      interest-bearing liabilities                                                120.33%

                                                 For the Years Ended December 31,
                                          ---------------------------------------------
                                                              2001
                                          ---------------------------------------------
                                             Average                        Average
                                             Balance        Interest       Yield/Rate
                                          -------------   -------------   -------------
                                                    (Dollars in thousands)
Interest-earning assets:
  Loans(1)                                $     815,078   $      68,291            8.38%
  Short-term investments                         11,883             413            3.48
  Investment securities                         136,944           6,725            4.91
  Federal Home Loan Bank stock                    5,707             304            5.33
  Savings Bank Life Insurance
      stock                                       2,043              63            3.08
  Interest-earning deposits                          --              --              --
                                          -------------   -------------   -------------
      Total interest-earning assets             971,655          75,796            7.80
  Noninterest-earning assets                     63,207
                                          -------------
      Total assets                        $   1,034,862
                                          =============
Interest-bearing liabilities:
  Deposits:
    Money market accounts                 $     112,434   $       3,712            3.30%
    NOW accounts                                 77,276             806            1.04
    Savings accounts(2)                         142,150           4,087            2.88
    Certificates of deposit                     325,639          18,080            5.55
                                          -------------   -------------
      Total interest-bearing deposits           657,499          26,685            4.06
    Federal Home Loan Bank
      advances                                  127,990           6,613            5.17
    Repurchase agreements                         4,215             262            6.22
                                          -------------   -------------
      Total interest-bearing liabilities        789,704          33,560            4.25
                                                          -------------
    Noninterest-bearing demand
      deposits                                   76,912
    Other noninterest-bearing
      liabilities                                12,968
                                          -------------
      Total liabilities                         879,584
    Equity                                      155,278
                                          -------------
      Total liabilities and equity        $   1,034,862
                                          =============
    Net interest-earning assets           $     181,951
                                          =============
    Net interest income                                   $      42,236
                                                          =============
    Interest rate spread                                                           3.55%
    Interest margin (net interest
      income as a percentage of
      total average interest-earning
      assets)                                                                      4.35%
    Total average interest-earning
      assets to total average
      interest-bearing liabilities                                               123.04%

                                                   For the Years Ended December 31,
                                            ---------------------------------------------
                                                                2000
                                            ---------------------------------------------
                                               Average                        Average
                                               Balance        Interest       Yield/Rate
                                            -------------   -------------   -------------
                                                      (Dollars in thousands)
Interest-earning assets:
  Loans(1)                                  $     746,018   $      63,664            8.53%
  Short-term investments                           10,492             654            6.23
  Investment securities                           120,123           6,296            5.24
  Federal Home Loan Bank stock                      4,959             333            6.72
  Savings Bank Life Insurance
      stock                                         2,043              63            3.08
  Interest-earning deposits                           127               8            6.30
                                            -------------   -------------   -------------
      Total interest-earning assets               883,762          71,018            8.04
  Noninterest-earning assets                       52,891
                                            -------------
      Total assets                          $     936,653
                                            =============
Interest-bearing liabilities:
  Deposits:
    Money market accounts                   $     106,058   $       4,701            4.43%
    NOW accounts                                   75,673             794            1.05
    Savings accounts(2)                           143,357           4,578            3.19
    Certificates of deposit                       301,920          17,530            5.81
                                            -------------   -------------
      Total interest-bearing deposits             627,008          27,603            4.40
    Federal Home Loan Bank
      advances                                     92,567           5,766            6.23
    Repurchase agreements                           1,683              99            5.88
                                            -------------   -------------
      Total interest-bearing liabilities          721,258          33,468            4.64
                                                            -------------
    Noninterest-bearing demand
      deposits                                     76,060
    Other noninterest-bearing
      liabilities                                  16,170
                                            -------------
      Total liabilities                           813,488
    Equity                                        123,165
                                            -------------
      Total liabilities and equity          $     936,653
                                            =============
    Net interest-earning assets             $     162,504
                                            =============
    Net interest income                                     $      37,550
                                                            =============
    Interest rate spread                                                             3.40%
    Interest margin (net interest
      income as a percentage of
      total average interest-earning
      assets)                                                                        4.25%
    Total average interest-earning
      assets to total average
      interest-bearing liabilities                                                 122.53%

----------
(1)   Average balances include nonaccrual loans.
(2)   Includes mortgagors' escrow accounts.

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

                                                    Year Ended December 31, 2002                   Year Ended December 31, 2001
                                                             Compared to                                   Compared to
                                                    Year Ended December 31, 2001                   Year Ended December 31, 2000
                                                --------------------------------------       --------------------------------------
                                                     Increase (Decrease) Due to                     Increase (Decrease) Due to
                                                --------------------------------------       --------------------------------------
                                                 Rate           Volume           Net           Rate          Volume            Net
                                                --------       --------       --------       --------       --------       --------
                                                                                   (In thousands)
Interest-earning assets:
  Loans                                         $ (9,440)      $ (1,941)      $(11,381)      $ (1,133)      $  5,760       $  4,627
  Short-term investments                             (29)            72             43           (340)            99           (241)
  Investment securities                           (3,668)         3,338           (330)          (398)           798            400
  Interest-bearing deposits                           --             --             --             (4)            (4)            (8)
                                                --------       --------       --------       --------       --------       --------
      Total interest-earning assets              (13,137)         1,469        (11,668)        (1,875)         6,653          4,778
                                                --------       --------       --------       --------       --------       --------
Interest-bearing liabilities:
  Deposits:
    Money market accounts                         (1,915)           191         (1,724)        (1,294)           305           (989)
    NOW accounts                                    (254)            71           (183)            (5)            17             12
    Savings accounts                              (1,922)           504         (1,418)          (453)           (38)          (491)
    Certificates of deposit                       (5,297)          (286)        (5,583)          (691)         1,241            550
                                                --------       --------       --------       --------       --------       --------
      Total deposits                              (9,388)           480         (8,908)        (2,443)         1,525           (918)
  Federal Home Loan Bank
    advances                                         751         (1,736)          (985)          (681)         1,528            847
  Repurchase agreements                             (123)          (116)          (239)             6            157            163
                                                --------       --------       --------       --------       --------       --------
  Total interest-bearing liabilities              (8,760)        (1,372)       (10,132)        (3,118)         3,210             92
                                                --------       --------       --------       --------       --------       --------
Increase (decrease) in net interest
  income                                        $ (4,377)      $  2,841       $ (1,536)      $  1,243       $  3,443       $  4,686
                                                ========       ========       ========       ========       ========       ========

Liquidity and Capital Resources

      Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Bank's primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns of mortgage-backed securities, sales/calls of investments and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The Bank's primary investing activities are: (1) originating residential one-to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity lines of credit and consumer loans, and (2) investing in mortgage- and asset-backed securities, U.S. Government and agency obligations, corporate bonds and, to a lesser extent, equity securities. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. During the years ended December 31, 2002 and 2001, Berkshire Bank's loan originations totaled $285.9 million and $252.9 million, respectively. At December 31, 2002 and 2001, the Bank's investments in mortgage- and asset-backed securities, U.S. Government and Agency obligations, equity securities and corporate debt obligations totaled $226.9 million and $146.8 million, respectively. The Bank experienced a net increase in total deposits of $39.6 million and $13.1 million for the years ended December 31, 2002 and 2001, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement with the Depositors Insurance Fund.

      Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $142.4 million at December 31, 2002. Management of Berkshire Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2002 totaled $215.2 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      The Bank must satisfy various regulatory capital requirements administered by the federal and state banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2002, Berkshire Bank exceeded all of its regulatory capital requirements with Tier 1 capital to average assets of $90.8 million, or 8.78% of average assets, which is above the required level of $41.4 million, or 4.0%, and total capital to risk-weighted assets of $104.3 million, or 13.55% of risk-weighted assets, which is above the required level of $61.5 million, or 8.0%. The Bank meets the conditions to be considered "well capitalized" under regulatory guidelines.

      The primary source of funding for Berkshire Hills is dividend payments from Berkshire Bank, sales and maturities of investment securities and, to a lesser extent, earnings on investments and deposits held by Berkshire Hills. Dividend payments by Berkshire Bank have primarily been used to fund stock repurchase programs and pay dividends to Berkshire Hills' shareholders. The Bank's ability to pay dividends and other capital distributions to Berkshire Hills is generally limited by the Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation. (See "Regulation and Supervision - Massachusetts Regulation") Additionally, the Massachusetts Commissioner of Banks and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons. Any dividend by the Bank beyond its current year's earnings and prior two years' retained net income would require the approval of the Massachusetts Commissioner of Banks, and notification to or approval of the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. To the extent the Bank were to apply for a dividend distribution to Berkshire Hills in excess of the regulatory permitted dividend amount, no assurances can be made such application would be approved by the regulatory authorities.

      Berkshire Hills is currently engaged in its fifth 5% stock repurchase program. To date, all purchases have been open market purchases. In the current program, 140,100 shares out of an announced 312,516 have been purchased at a cost of $3.2 million through December 31, 2002. The Company has sufficient funds available to complete the repurchase program without having a material adverse effect on liquidity.

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

Impact of New Accounting Standards

      Accounting for Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS No. 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS No. 142. On October 31, 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement amends (except for transactions between two or more mutual enterprises) previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, "Business Combinations" and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination. This Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions that are required for other long-lived assets that are held and used.

      The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management of Interest Rate Risk and Market Risk Analysis

      Qualitative Aspects of Market Risk. The Bank's most significant form of market risk is interest rate risk. The principal objectives of Berkshire Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports trends and interest rate risk position to the Executive Committee of the Board of Directors and the Board of Directors on a quarterly basis. The Asset/Liability Committee consists of Berkshire Bank's President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Senior Vice President-Retail Banking and Operations, Senior Vice President -Retail Lending, Senior Vice President Commercial Lending, Vice President and Controller, and Vice President of Trust. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Berkshire Bank.

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

      Berkshire Bank's market risk also includes equity price risk. Berkshire Bank's marketable equity securities portfolio had gross unrealized gains of $8.5 million at December 31, 2002 and gross unrealized losses of $77,000 which are included, net of taxes, in accumulated other comprehensive income, a separate component of Berkshire Bank's equity. If equity securities prices decline due to unfavorable market conditions or other factors, Berkshire Bank's and Berkshire Hills' capital would decrease.

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

      The tables below set forth, as of December 31, 2002 and 2001, estimated net interest income and the estimated changes in Berkshire Hills' net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.


  Increase/(Decrease) in                        At December 31, 2002
 Market Interest Rates in   -------------------------------------------------------
Basis Points (Rate Shock)         Amount             $ Change              % Change
-------------------------        -------             --------              --------
                                               (Dollars in thousands)
                200              $34,583             $(1,027)               (2.88%)
                100               34,741                (869)               (2.44)
             Static               35,610                  --                   --
               (100)              35,162                (448)               (1.26)
               (200)              32,908              (2,702)               (7.59)

  Increase/(Decrease) in                        At December 31, 2001
 Market Interest Rates in   -------------------------------------------------------
Basis Points (Rate Shock)         Amount             $ Change              % Change
-------------------------        -------             --------              --------
                                               (Dollars in thousands)
                200              $45,863             $    64                 0.14%
                100               45,209                (590)               (1.29)
             Static               45,799                  --                   --
               (100)              46,332                 533                 1.16
               (200)              44,955                (844)               (1.84)

      The December 31, 2002 table indicates that in the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points and 200 basis points, Berkshire Hills' net interest income would be expected to decrease by $448,000 and $2.7 million, respectively. The primary reasons for the decreases in a declining interest rate environment are that interest rate floors on deposit accounts would be reached and that the Company has a high level of option risk, including the risk that customers will prepay high rate loans. These figures vary from the results of the December 31, 2001 table that indicates in the event of a sudden and sustained decline of 100 basis points, Berkshire Hills' net interest income would be expected to increase $533,000 and in the event of a 200 basis point decline, net interest income would be expected to decrease $844,000. The primary reason for this difference is that in 2002 many deposit accounts had reached or had come close to reaching Company determined floors, while in 2001 for a 100 basis point decline in rates the accounts had not yet reached these floors and the Company benefited from being liability sensitive.

      In the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points, the 2002 table indicates that net interest income would decrease $869,000 and $1.0 million, respectively. This result is due to the fact that the Company's balance sheet is liability sensitive and predetermined caps on various deposit accounts would not be reached. This compares to the 2001 table that indicates in the event of an increase of 100 basis points, net interest income would decrease $590,000 and in the event of an increase of 200 basis points, net interest income would increase $64,000. The difference in the positive 200 basis point scenario is that the 2001 table indicates that the Company's deposit accounts would have reached Company determined caps, while in the 2002 table the deposit accounts are just approaching these caps.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                TABLE OF CONTENTS

                                                                     Page

Independent Auditors' Report                                          47

Consolidated Balance Sheets as of December 31, 2002
     and 2001                                                         48

Consolidated Statements of Income for the Years Ended
     December 31, 2002, 2001 and 2000                                 49

Consolidated Statements of Changes in Stockholders'
     Equity for the Years Ended December 31, 2002,
     2001 and 2000                                                    50

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2002, 2001 and 2000                        51 - 52

Notes to Consolidated Financial Statements                         53 - 96

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of

      Berkshire Hills Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Wolf & Company, P.C.
------------------------
Boston, Massachusetts

January 21, 2003, except as to Note 23, which

                 is as of March 5, 2003

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001

                                     ASSETS
                                                                                       2002                   2001
                                                                                    -----------           -----------
                                                                                              (In thousands)
Cash and due from banks                                                             $    17,258           $    22,652
Short-term investments                                                                   43,397                19,471
                                                                                    -----------           -----------
          Total cash and cash equivalents                                                60,655                42,123

Securities available for sale, at fair value                                            173,169               104,446
Securities held to maturity (fair value approximates $44,348,000 and
    $33,409,000 at December 31, 2002 and 2001, respectively)                             44,267                33,263
Federal Home Loan Bank stock, at cost                                                     7,440                 7,027
Loans, net of allowance for loan losses of $10,308,000
    in 2002 and $11,034,000 in 2001                                                     712,714               791,920
Foreclosed real estate, net                                                               1,500                    --
Premises and equipment, net                                                              13,267                14,213
Accrued interest receivable                                                               5,125                 5,873
Savings Bank Life Insurance stock                                                         2,043                 2,043
Goodwill and other intangibles                                                            9,938                10,592
Net deferred tax asset                                                                    2,185                    --
Other assets                                                                             13,315                19,201
                                                                                    -----------           -----------

                                                                                    $ 1,045,618           $ 1,030,701
                                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                            $   782,360           $   742,729
Federal Home Loan Bank advances                                                         133,002               133,964
Loans sold with recourse                                                                  1,201                    --
Securities sold under agreements to repurchase                                              700                 1,890
Net deferred tax liability                                                                   --                 4,573
Accrued expenses and other liabilities                                                    5,677                 5,099
                                                                                    -----------           -----------
               Total liabilities                                                        922,940               888,255
                                                                                    -----------           -----------

Minority Interests                                                                        2,438                 3,123
                                                                                    -----------           -----------

Commitments and contingencies (Notes 6, 13 and 14)
Stockholders' equity:
    Preferred stock ($.01 par value; 1,000,000 shares
        authorized; no shares issued and outstanding)                                        --                    --
    Common stock ($.01 par value; 26,000,000 shares authorized;
        and 6,425,140 shares issued at December 31, 2002 and
        2001, respectively)                                                                  77                    77
    Additional paid-in capital                                                           74,632                74,146
    Unearned compensation                                                                (9,535)              (11,101)
    Retained earnings                                                                    79,682                80,657
    Accumulated other comprehensive income                                                5,542                18,836
    Treasury stock, at cost (1,556,627 and 1,248,621 shares
        at December 31, 2002 and 2001, respectively)                                    (30,158)              (23,292)
                                                                                    -----------           -----------
               Total stockholders' equity                                               120,240               139,323
                                                                                    -----------           -----------

               Total liabilities and stockholders' equity                           $ 1,045,618           $ 1,030,701
                                                                                    ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2002, 2001 and 2000

                                                                        2002               2001               2000
                                                                      --------           --------           --------
                                                                           (In thousands, except per share data)
Interest and dividend income:
    Loans, including fees                                             $ 56,910           $ 68,291           $ 63,664
    Debt securities:
        Taxable                                                          5,234              5,233              5,142
        Tax-exempt                                                         173                375                188
    Dividends                                                            1,355              1,484              1,362
    Short-term and other investments                                       456                413                662
                                                                      --------           --------           --------
               Total interest and dividend income                       64,128             75,796             71,018
                                                                      --------           --------           --------

Interest expense:
    Deposits                                                            17,777             26,685             27,603
    Federal Home Loan Bank advances                                      5,628              6,613              5,766
    Securities sold under agreements to repurchase                          23                262                 99
                                                                      --------           --------           --------
               Total interest expense                                   23,428             33,560             33,468
                                                                      --------           --------           --------

Net interest income                                                     40,700             42,236             37,550
Provision for loan losses                                                6,180              7,175              3,170
                                                                      --------           --------           --------
Net interest income, after provision for loan losses                    34,520             35,061             34,380
                                                                      --------           --------           --------

Other income:
    Customer service fees                                                2,233              1,810              1,590
    Trust department fees                                                1,796              1,782              1,707
    Loan servicing fees                                                    440                595                446
    Gain on sales and dispositions of securities, net                   15,143                268                423
    Loss on impairment of securities                                      (673)                --                 --
    Loss on sale of loans, net                                         (10,702)                --                 --
    Loss on impairment of other assets                                  (1,262)                --                 --
    Penalty on prepayment of FHLB borrowings                            (1,067)                --                 --
    License maintenance and processing fees                              4,379              1,322                 --
    License sales and other fees                                         2,612              2,143                 --
    Gain on curtailment of defined benefit pension plan, net                --              2,173                 --
    Miscellaneous                                                          519                455                580
                                                                      --------           --------           --------
               Total other income                                       13,418             10,548              4,746
                                                                      --------           --------           --------

Operating expenses:
    Salaries and employee benefits                                      28,488             17,590             13,631
    Occupancy and equipment                                              5,288              4,689              4,178
    Marketing and advertising                                              648                629                578
    Data processing                                                        758              1,065              1,765
    Professional services                                                1,384              1,314                850
    Office supplies                                                        769                899                706
    Foreclosed real estate and repossessed assets, net                   3,250              2,238              1,165
    Amortization of goodwill and other intangibles                         654                827                549
    Charitable contribution to foundation                                   --                 --              5,684
    Minority interests                                                    (685)              (119)                --
    Other general and administrative expenses                            5,253              3,217              3,078
                                                                      --------           --------           --------
               Total operating expenses                                 45,807             32,349             32,184
                                                                      --------           --------           --------

Income before income taxes                                               2,131             13,260              6,942
Provision for income taxes                                                 362              4,349              2,360
                                                                      --------           --------           --------

              Net income                                              $  1,769           $  8,911           $  4,582
                                                                      ========           ========           ========

Earnings per share:
    Basic                                                             $   0.33           $   1.42                N/A
    Diluted                                                           $   0.30           $   1.35                N/A

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2002, 2001 and 2000


                                                                        Additional
                                                     Common              Paid-in            Unearned            Retained
                                                      Stock              Capital          Compensation          Earnings
                                                    ---------           ---------           ---------           ---------
                                                                             (In thousands)
Balance at December 31, 1999                        $      --           $      --           $      --           $  70,679


Comprehensive income:
    Net income                                             --                  --                  --               4,582
    Change in net unrealized gain on
        securities available for sale, net
        of reclassification adjustment and
        tax effects                                        --                  --                  --                  --

                Total comprehensive income

Issuance of common stock in connection
    with Bank's conversion from mutual to
    stock-owned bank holding company                       77              73,993              (7,701)                 --
Change in unearned compensation                            --                  61                 514                  --
Cash dividends paid ($0.10 per share)                      --                  --                  --                (707)
                                                    ---------           ---------           ---------           ---------

Balance at December 31, 2000                               77              74,054              (7,187)             74,554


Comprehensive income:
    Net income                                             --                  --                  --               8,911
    Change in net unrealized gain on
        securities available for sale, net
        of reclassification adjustment and
        tax effects                                        --                  --                  --                  --

                Total comprehensive income

Cash dividends paid ($0.43 per share)                      --                  --                  --              (2,808)
Treasury stock purchased                                   --                  --                  --                  --
Purchase of common stock - stock awards                    --                  --              (5,453)                 --
Change in unearned compensation                            --                 234               1,539                  --
Minority interest adjustment                               --                (142)                 --                  --
                                                    ---------           ---------           ---------           ---------

Balance at December 31, 2001                               77              74,146             (11,101)             80,657


Comprehensive income (loss):
    Net income                                             --                  --                  --               1,769
    Change in net unrealized gain on
        securities available for sale, net
        of reclassification adjustment and
        tax effects                                        --                  --                  --                  --

                Total comprehensive loss

Cash dividends paid ($0.48 per share)                      --                  --                  --              (2,737)
Treasury stock purchased                                   --                  --                  --                  --
Reissuance of treasury stock under stock
    option plan (6,907 shares)                             --                  --                  --                  (7)
Change in unearned compensation                            --                 486               1,566                  --
                                                    ---------           ---------           ---------           ---------

Balance at December 31, 2002                        $      77           $  74,632           $  (9,535)          $  79,682
                                                    =========           =========           =========           =========

                                                    Accumulated
                                                       Other
                                                   Comprehensive          Treasury
                                                       Income               Stock                Total
                                                      ---------           ---------           ---------
                                                                       (In thousands)
Balance at December 31, 1999                          $  17,673           $      --           $  88,352
                                                                                              ---------

Comprehensive income:
    Net income                                               --                  --               4,582
    Change in net unrealized gain on
        securities available for sale, net
        of reclassification adjustment and
        tax effects                                       2,151                  --               2,151
                                                                                              ---------
                Total comprehensive income                                                        6,733
                                                                                              ---------
Issuance of common stock in connection
    with Bank's conversion from mutual to
    stock-owned bank holding company                         --                  --              66,369
Change in unearned compensation                              --                  --                 575
Cash dividends paid ($0.10 per share)                        --                  --                (707)
                                                      ---------           ---------           ---------

Balance at December 31, 2000                             19,824                  --           $ 161,322
                                                                                              ---------

Comprehensive income:
    Net income                                               --                  --               8,911
    Change in net unrealized gain on
        securities available for sale, net
        of reclassification adjustment and
        tax effects                                        (988)                 --                (988)
                                                                                              ---------
                Total comprehensive income                                                        7,923
                                                                                              ---------
Cash dividends paid ($0.43 per share)                        --                  --              (2,808)
Treasury stock purchased                                     --             (23,292)            (23,292)
Purchase of common stock - stock awards                      --                  --              (5,453)
Change in unearned compensation                              --                  --               1,773
Minority interest adjustment                                 --                  --                (142)
                                                      ---------           ---------           ---------

Balance at December 31, 2001                             18,836             (23,292)            139,323
                                                                                              ---------

Comprehensive income (loss):
    Net income                                               --                  --               1,769
    Change in net unrealized gain on
        securities available for sale, net
        of reclassification adjustment and
        tax effects                                     (13,294)                 --             (13,294)
                                                                                              ---------
                Total comprehensive loss                                                        (11,525)
                                                                                              ---------
Cash dividends paid ($0.48 per share)                        --                  --              (2,737)
Treasury stock purchased                                     --              (6,989)             (6,989)
Reissuance of treasury stock under stock
    option plan (6,907 shares)                               --                 123                 116
Change in unearned compensation                              --                  --               2,052
                                                      ---------           ---------           ---------

Balance at December 31, 2002                          $   5,542           $ (30,158)          $ 120,240
                                                      =========           =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2002, 2001 and 2000

                                                                           2002          2001          2000
                                                                        ---------     ---------     ---------
                                                                                   (In thousands)
Cash flows from operating activities:
    Net income                                                          $   1,769     $   8,911     $   4,582
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Provision for loan losses                                       6,180         7,175         3,170
            Net amortizaton of securities                                   1,103           270           206
            Charitable contribution in the form of equity
                securities                                                     --            --         5,684
            Depreciation and amortization expense                           2,414         2,081         1,668
            Amortization of goodwill and other intangibles                    654           827           549
            Management rewards plan expense                                 1,165         1,000            --
            Employee stock ownership plan expense                             887           773           575
            Gain on curtailment of defined benefit pension plan, net           --         2,173            --
            Gain on sales and dispositions of securities, net             (15,143)         (268)         (423)
            Loss on impairment of securities                                  673            --            --
            Loss on sale/writedown of foreclosed real estate, net             500            --            86
            Loss on impairements of other assets                            1,262            --            --
            Loss on sale of equipment                                          --            35            18
            Loss on sale of loans                                          10,702            --            --
            Deferred income tax provision (benefit)                          (431)          608        (2,785)
            Net change in loans held for sale                               2,540        (2,540)           --
            Undistributed minority interest                                  (685)         (119)           --
            Changes in operating assets and liabilities:
                Accrued interest receivable and other assets                5,372         1,899        (9,491)
                Accrued expenses and other liabilities                        578        (2,929)       (1,625)
                                                                        ---------     ---------     ---------
                      Net cash provided by operating activities            19,540        19,896         2,214
                                                                        ---------     ---------     ---------

Cash flows from investing activities:
    Activity in available-for-sale securities:
        Sales                                                              28,255         3,965        32,854
        Maturities                                                         68,232        26,577        41,238
        Principal payments                                                 30,096        19,685        10,263
        Purchases                                                        (201,258)      (56,890)      (87,029)
    Activity in held-to-maturity securities:
        Maturities                                                         16,374        12,982        11,076
        Principal payments                                                 29,132        22,187        11,294
        Purchases                                                         (56,812)      (36,175)      (37,583)
    Purchase of FHLB stock                                                   (413)       (1,376)       (1,808)
    Loan originations and purchases, net of
        principal payments                                                 (8,616)      (13,176)     (121,101)
    Additions to premises and equipment                                    (1,468)       (2,344)       (2,528)

                                   (continued)

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                  Years Ended December 31, 2002, 2001 and 2000

                                                                        2002                2001                2000
                                                                      ---------           ---------           ---------
                                                                                       (In thousands)
    Proceeds from sales of loans                                         66,400                  --                  --
    Proceeds from sales of foreclosed real estate                            --                  76                 164
    Proceeds from sale of equipment                                          --                  20                   3
    Loan to fund employee stock ownership plan                               --                  --              (7,701)
    Payment for purchase of EastPoint Technologies, LLC                      --              (4,700)                 --
                                                                      ---------           ---------           ---------
                       Net cash used in investing activities            (30,078)            (29,169)           (150,858)
                                                                      ---------           ---------           ---------

Cash flows from financing activities:
    Net increase in deposits                                             39,631              14,638              48,827
    Net (decrease) increase in securities sold under
        agreements to repurchase                                         (1,190)               (140)                910
    Proceeds from Federal Home Loan Bank advances                       120,172             152,000             140,000
    Repayments of Federal Home Loan Bank advances                      (121,134)           (119,421)            (97,542)
    Increase (decrease) in loans sold with recourse                       1,201              (7,740)              7,740
    Treasury stock purchased                                             (6,989)            (23,292)                 --
    Proceeds from reissuance of treasury stock                              116                  --                  --
    Purchase of common stock in connection with restricted
        stock awards under stock based incentive plan                        --              (5,453)                 --
    Net proceeds from initial public offering                                --                  --              68,386
    Cash dividends paid                                                  (2,737)             (2,808)               (707)
                                                                      ---------           ---------           ---------
                  Net cash provided by financing activities              29,070               7,784             167,614
                                                                      ---------           ---------           ---------

Net change in cash and cash equivalents                                  18,532              (1,489)             18,970

Cash and cash equivalents at beginning of year                           42,123              43,612              24,642
                                                                      ---------           ---------           ---------

Cash and cash equivalents at end of year                              $  60,655           $  42,123           $  43,612
                                                                      =========           =========           =========

Supplemental cash flow information:
    Interest paid on deposits                                         $  17,835           $  26,746           $  27,603
    Interest paid on borrowed funds                                       6,856               6,719               5,610
    Income taxes paid, net                                                3,019               2,882               6,314
    Transfers from loans to foreclosed real estate                        2,000                  26                  80

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001 and 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and consolidation

Berkshire Hills Bancorp, Inc. (the "Company") is a Delaware corporation and the holding company for Berkshire Bank (the "Bank"), a state-chartered savings bank headquartered in Pittsfield, Massachusetts. These consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. and its wholly-owned subsidiaries, Berkshire Bank, Berkshire Hills Funding Corporation, and Berkshire Hills Technology, Inc., which was formed during 2001 for the purpose of acquiring a controlling interest in EastPoint Technologies, LLC. The Bank's wholly-owned subsidiaries are North Street Securities Corporation, Gold Leaf Insurance Company, Gold Leaf Investment Services, and Woodland Securities Corporation, Inc. North Street Securities Corporation and Woodland Securities Corporation, Inc. hold title to certain investment securities. Gold Leaf Insurance Company and Gold Leaf Investment Services were formed in 2000 and offer insurance and investment products to customers. Berkshire Hills Funding Corporation was established and funded to loan funds to the Bank's Employee Stock Ownership Plan. During 2001, the Bank established a majority owned subsidiary, Gold Leaf Capital Corporation, which holds real estate mortgages. All significant intercompany balances and transactions have been eliminated in consolidation.

On June 29, 2001, the Company, through its wholly-owned subsidiary, Berkshire Hills Technology, Inc., purchased a controlling interest in EastPoint Technologies, LLC, ("EastPoint") which on the same date acquired all of the domestic operations and service contracts of M&I EastPoint Technology, Inc, Bedford, New Hampshire, a software and data processing provider for financial institutions, as well as substantially all of the operations and service contracts of Preferred Financial Systems, Inc., Arden Hills, Minnesota, a data processing service provider which utilized the EastPoint Technology, Inc. software. The Company's equity interest in EastPoint at December 31, 2002 and 2001 is 60.3% and represents a total investment of $4.7 million. During 2001 the Company's ownership percentage decreased from 93.6% to 60.3% as other investor financial institutions obtained regulatory approval to invest in EastPoint Technologies, LLC. The change in ownership percentage is shown as an adjustment to additional paid-in capital. This acquisition was accounted for under the purchase method of accounting.

On June 27, 2000, Berkshire Hills Bancorp, Inc. acquired the Bank. Prior to that time, Berkshire Bancorp existed as a mutual holding company and owned all of the outstanding capital stock of Berkshire Bank. After the conversion on June 27, 2000, Berkshire Bancorp ceased to exist. In connection with the conversion, the Company issued an aggregate of 7,673,761 shares of its common stock of which 7,105,334 shares were sold at a purchase price of $10 per share at that time, and 568,427 shares of stock were donated to Berkshire Hills Foundation, a charitable foundation established by the Company. The net proceeds, after offering expenses of $2.6 million, resulting from the offering totaled $68.4 million.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Business

The Company provides a variety of financial services to individuals, municipalities and businesses through its offices in Berkshire County. Its primary deposit products are savings, checking accounts and term certificate accounts and its primary lending products are residential and commercial mortgage loans, commercial loans and automobile loans. In addition, trust services and insurance products are offered to individuals and small businesses in the Berkshire County area.

      Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

      Reclassifications

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

      Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and short-term investments, all of which mature within ninety days.

      Short-term investments

Short-term investments mature within ninety days and are carried at cost, which approximates fair value.

      Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Securities (concluded)

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers independent price quotations and the financial condition of the issuer. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank of Boston ("FHLB") stock is reflected at cost. Savings Bank Life Insurance Company of Massachusetts ("SBLI") stock was recorded at fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI.

      Loans

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Berkshire County. The ability of the Bank's debtors to honor their contracts is dependent upon the local economy and the local real estate market.

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

Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans continue accruing to one hundred and twenty days delinquent at which time they are charged off, unless the customer is in bankruptcy proceedings. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Loans (concluded)

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

      Goodwill and other intangibles

Goodwill and other intangibles includes goodwill associated with the acquisition of EastPoint which is evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint Technologies purchase, which are being amortized on a straight-line basis over three years, as well as the Company's purchase of two branches from another financial institution in 1991 and three branches in 1998. The branch acquisition costs are being amortized on a straight-line basis over 15 years, respectively.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Stock compensation plans

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock compensation plans (concluded)

At December 31, 2002, the Company has a stock-based compensation plan, which is described more fully in Note 16. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                                  2002              2001
                                                                 -------           -------
                                                                     (In thousands,
                                                                   except per share data)
Net income, as reported                                          $ 1,769           $ 8,911
Deduct:  Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects                      (324)             (355)
                                                                 -------           -------

Pro forma net income                                             $ 1,445           $ 8,556
                                                                 =======           =======

Earnings per share:
    Basic-as reported                                            $  0.33           $  1.42
                                                                 =======           =======
    Basic-pro forma                                              $  0.27           $  1.37
                                                                 =======           =======

    Diluted-as reported                                          $  0.30           $  1.35
                                                                 =======           =======
    Diluted-pro forma                                            $  0.24           $  1.30
                                                                 =======           =======

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Earnings per common share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company related to outstanding stock awards and stock options, and are determined using the treasury stock method. Earnings per share data is not presented in these financial statements for the year ended December 31, 2000 since shares of the Company common stock were not issued until June 27, 2000.

Earnings per common share have been computed based upon the following:


                                                                        Years Ended December 31,
                                                                       -------------------------
                                                                         2002              2001
                                                                       -------           -------
      Net income applicable to common stock (in thousands)             $ 1,769           $ 8,911
                                                                       =======           =======

      Average number of common shares outstanding                        5,686             6,264
      Effect of dilutive options                                           181               340
                                                                       -------           -------
      Average number of common shares outstanding
          used to calculate diluted earnings per common share            5,867             6,604
                                                                       =======           =======

      Advertising costs

Advertising costs are charged to earnings when incurred.

      Trust assets

Trust assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2002, 2001 and 2000:

                                                          2002               2001               2000
                                                       --------           --------           --------
                                                                        (In thousands)
Change in net unrealized holding gains/losses
   on available-for-sale securities                    $ (5,151)          $ (1,237)          $  3,768
Reclassification adjustment for gains
    realized in income                                  (15,143)              (268)              (423)
Reclassification adjustment for impairment
    losses recognized in income                             673                 --                 --
                                                       --------           --------           --------
Net change in unrealized gains/losses                   (19,621)            (1,505)             3,345

Tax effects                                               6,327                517             (1,194)
                                                       --------           --------           --------

Net-of-tax change                                      $(13,294)          $   (988)          $  2,151
                                                       ========           ========           ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

      Accounting changes

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS No. 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS No. 142. On October 31, 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement amends (except for transactions between two or more mutual enterprises) previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, "Business Combinations" and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination. This Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions that are required for other long-lived assets that are held and used.

SFAS No. 141 requires that the Company evaluate its intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. No reclassifications or adjustments were made as a result of adopting this statement. As required by SFAS No. 142 the Company completed the annual impairment test on goodwill assets and has concluded that the amount of recorded goodwill was not impaired as of December 31, 2002.

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANK

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank based upon a percentage of certain deposits. At December 31, 2002 and 2001, cash and due from banks included $972,000 and $11,622,000, respectively, to satisfy such reserve requirements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

3. SHORT-TERM INVESTMENTS

Short-term investments consist of the following at December 31, 2002 and 2001:

                                                     2002                 2001
                                                    -------              -------
                                                           (In thousands)
Federal funds sold                                  $17,000              $12,000
FHLB Overnight deposits                               1,397                7,471
BIF Liquidity Fund                                   25,000                   --
                                                    -------              -------
                                                    $43,397              $19,471
                                                    =======              =======

4. SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

                                                                        December 31, 2002
                                                ---------------------------------------------------------------
                                                                   Gross              Gross
                                                Amortized        Unrealized        Unrealized            Fair
                                                  Cost             Gains             Losses             Value
                                                --------          --------          --------           --------
                                                                         (In thousands)
Securities Available for Sale

Debt securities:
    U.S. Treasury and U.S.
        Government agencies                     $ 98,058          $    669          $     (8)          $ 98,719
    Other bonds and obligations                   31,284               564              (211)            31,637
    Mortgage-backed securities:
        FHLMC/ FNMA/GNMA                             236                13                --                249
        REMIC's and CMO's                         16,201               128              (118)            16,211
    Asset-backed securities                        6,956                43              (227)             6,772
                                                --------          --------          --------           --------
                Total debt securities            152,735             1,417              (564)           153,588

Marketable equity securities                      11,132             8,526               (77)            19,581
                                                --------          --------          --------           --------

                Total securities
                    available for sale          $163,867          $  9,943          $   (641)          $173,169
                                                ========          ========          ========           ========

Securities Held to Maturity

Debt securities:
    Municipal bonds and obligations             $  7,633          $     --          $     --           $  7,633
    Mortgage-backed securities:
        FHLMC/FNMA                                 8,648               130                (7)             8,771
        REMIC's and CMO's                         21,139                46               (88)            21,097
    Other bonds and obligations                    6,847                --                --              6,847
                                                --------          --------          --------           --------

                Total securities
                    held to maturity            $ 44,267          $    176          $    (95)          $ 44,348
                                                ========          ========          ========           ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                             SECURITIES (continued)

                                                                        December 31, 2001
                                                ---------------------------------------------------------------
                                                                   Gross              Gross
                                                Amortized        Unrealized        Unrealized            Fair
                                                  Cost             Gains             Losses             Value
                                                --------          --------          --------           --------
                                                                         (In thousands)
Securities Available for Sale

Debt securities:
    U.S. Treasury and U.S.
        Government agencies                     $ 13,876          $    156          $    (15)          $ 14,017
    Other bonds and obligations                   31,017               361              (127)            31,251
    Mortgage-backed securities:
        FHLMC/ FNMA/GNMA                             396                22                --                418
        REMIC's and CMO's                         17,303               185               (27)            17,461
    Asset-backed securities                        1,484                12                --              1,496
                                                --------          --------          --------           --------
                Total debt securities             64,076               736              (169)            64,643

Mutual funds                                         907                --              (188)               719
Marketable equity securities                      10,540            28,890              (346)            39,084
                                                --------          --------          --------           --------

                Total securities
                    available for sale          $ 75,523          $ 29,626          $   (703)          $104,446
                                                ========          ========          ========           ========

Securities Held to Maturity

Debt securities:
    Municipal bonds and obligations             $ 11,241          $     --          $     --           $ 11,241
    Mortgage-backed securities:
        FHLMC/FNMA                                 3,358                62                (7)             3,413
        REMIC's and CMO's                         18,664               137               (46)            18,755
                                                --------          --------          --------           --------

                Total securities
                    held to maturity            $ 33,263          $    199          $    (53)          $ 33,409
                                                ========          ========          ========           ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      SECURITIES (concluded)

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2002 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Available for Sale                Held to Maturity
                                             ------------------------        ------------------------
                                             Amortized         Fair          Amortized         Fair
                                               Cost           Value            Cost            Value
                                             --------        --------        --------        --------
                                                                  (In thousands)
Within 1 year                                $ 33,168        $ 33,267        $  6,339        $  6,339
Over 1 year to 5 years                         92,715          93,739           3,280           3,280
Over 5 years to 10 years                        1,153           1,153           1,543           1,543
Over 10 years                                   2,306           2,197           3,318           3,318
                                             --------        --------        --------        --------
          Total bonds and obligations         129,342         130,356          14,480          14,480
Mortgage-backed and asset-backed
    securities                                 23,393          23,232          29,787          29,868
                                             --------        --------        --------        --------

          Total debt securities              $152,735        $153,588        $ 44,267        $ 44,348
                                             ========        ========        ========        ========

At December 31, 2002 and 2001, the Company has pledged securities with an amortized cost of $6,032,000 and $5,807,000, respectively, and a fair value of $6,185,000 and $5,882,000, respectively, as collateral for repurchase agreements, and for its treasury tax and loan account.

For the years ended December 31, 2002, 2001 and 2000, proceeds from the sales of securities available for sale amounted to $28,255,000, $3,965,000 and $32,854,000, respectively. Gross realized gains amounted to $16,111,000, $440,000 and $458,000, respectively. Gross realized losses amounted to $968,000, $172,000 and $35,000, respectively.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

5. LOANS

A summary of the balances of loans follows at December 31, 2002 and 2001:

                                                         2002            2001
                                                      ---------       ---------
                                                             (In thousands)

One- to four-family mortgage                          $ 246,938       $ 240,852
Commercial mortgage                                     119,198          84,741
Multi-family mortgage                                    14,920          13,183
Construction and land development                        17,627          22,936
Home equity lines of credit                              40,713          34,439
Consumer                                                118,338         236,604
Commercial                                              165,447         170,230
                                                      ---------       ---------

               Total loans                              723,181         802,985

Allowance for loan losses                               (10,308)        (11,034)
Unamortized discount on purchased loans                    (200)           (203)
Net deferred loan costs                                      41             172
                                                      ---------       ---------
               Loans, net                             $ 712,714       $ 791,920
                                                      =========       =========

At December 31, 2002, no loans were held for sale. At December 31, 2001, one-to-four-family mortgage loans includes $2,540,000 of loans which were held for sale.

An analysis of the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 follows:

                                           2002           2001           2000
                                         --------       --------       --------
                                                     (In thousands)

Balance at beginning of year             $ 11,034       $ 10,216       $  8,534
Provision for loan losses                   6,180          7,175          3,170
Loans charged-off                         (10,028)        (7,062)        (1,910)
Recoveries                                  3,122            705            422
                                         --------       --------       --------

Balance at end of year                   $ 10,308       $ 11,034       $ 10,216
                                         ========       ========       ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      LOANS (concluded)

The following is a summary of information pertaining to impaired and non-accrual loans at December 31, 2002 and 2001:

                                                                 2002      2001
                                                                ------    ------
                                                                 (In thousands)

Impaired loans with no valuation allowance                      $  727    $  778
Impaired loans with a valuation allowance                        2,123     1,359
                                                                ------    ------

Total impaired loans                                            $2,850    $2,137
                                                                ======    ======

Specific valuation allowance allocated to impaired loans        $  295    $  113
                                                                ======    ======

Non-accrual loans                                               $3,741    $2,702
                                                                ======    ======

Total loans past due ninety days or more and
    still accruing                                              $  590    $1,306
                                                                ======    ======

No additional funds are committed to be advanced in connection with impaired loans.

For the years ended December 31, 2002, 2001 and 2000, the average recorded investment in impaired loans amounted to $2,308,000, $1,344,000 and $1,094,000, respectively. The Company recognized $85,000, $14,000 and $16,000, respectively, of interest income on impaired loans, during the period that they were impaired, on the cash basis.

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $3,702,000 and $4,520,000 at December 31, 2002 and 2001, respectively. Consumer loans sold and serviced for others amounted to $19,476,000 and $40,694,000 at December 31, 2002 and 2001,
respectively.

Substantially all loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets. However, one commercial participation loan sale during 2002 included recourse provisions amounting to $1,201,000 at December 31, 2002. This loan and the recourse provision are included in the accompanying consolidated balance sheet.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

6. PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows at December 31, 2002 and 2001:

                                                                   Estimated
                                   2002       2001               Useful Lives
                                 --------    --------            ------------
                                     (In thousands)

Banking premises:
    Land                         $  1,558    $  1,558
    Buildings and improvements     17,848      17,737            5 -50 years
Equipment                          10,948       9,601            2 -38 years
Construction in process               203         193
                                 --------    --------
                                   30,557      29,089
Accumulated depreciation and
    amortization                  (17,290)    (14,876)
                                 --------    --------

                                 $ 13,267    $ 14,213
                                 ========    ========


Construction in process in 2002 includes a renovation project at the West Stockbridge branch. Estimated costs to complete the project are $17,000.

Construction in process in 2001 includes a computer conversion project on the consumer loan system. During 2002, this project was completed and costs were transferred to the applicable categories.

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 amount to $2,414,000, $2,081,000 and $1,668,000, respectively.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

7. OTHER ASSETS

Other assets consist of the following at December 31, 2002 and 2001:

                                                             2002          2001
                                                           -------       -------
                                                               (In thousands)

Prepaid dealer reserves                                    $ 3,517       $ 8,594
Repossessed vehicles                                           838         2,549
Cash surrender values, life insurance                        4,952         4,525
Other                                                        4,008         3,533
                                                           -------       -------

               Total other assets                          $13,315       $19,201
                                                           =======       =======

8. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles includes goodwill associated with the acquisition of EastPoint Technologies, LLC which is evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint Technologies purchase, which are being amortized on a straight-line basis over three years, as well as the Company's purchase of two branches from another financial institution in 1991 and three branches in 1998. The branch acquisition costs are currently being amortized on a straight-line basis over 15 years, respectively.

The changes in the carrying amounts of goodwill for the years ended December 31 are as follows:

                                                             2002          2001
                                                           -------       -------
                                                               (In thousands)

Balance at beginning of year                               $ 4,323       $    --
Goodwill acquired during the year                               --         4,551
Amortization                                                    --           228
                                                           -------       -------

Balance at end of year                                     $ 4,323       $ 4,323
                                                           =======       =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                   GOODWILL AND OTHER INTANGIBLES (concluded)

A summary of other intangible assets at December 31 is as follows:

                                           2002                                2001
                               -----------------------------       ----------------------------
                                Gross                               Gross
                               Carrying         Accumulated        Carrying        Accumulated
                                Amount          Amortization        Amount         Amortization
                               -------          ------------       -------         ------------
                                                         (In thousands)
Branch acquisition              $ 5,311           $(2,151)          $ 5,762           $(1,700)
Customer relationships              304              (304)              507              (101)
                                -------           -------           -------           -------

                                $ 5,615           $(2,455)          $ 6,269           $(1,801)
                                =======           =======           =======           =======

The amortization expense on other intangible assets amounted to $654,000, $599,000 and $549,000, respectively, for the years ended December 31, 2002, 2001 and 2000. The estimated amortization expense for each of the five succeeding years is as follows:

                        Years Ending
                        December 31,                    (In thousands)
                        ------------
                            2003                            $ 654
                            2004                              598
                            2005                              497
                            2006                              497
                            2007                              497

A reconciliation of reported income before income taxes to adjusted income before income taxes excluding the impacts of goodwill amortization for the years ended December 31 are as follows:

                                                   2002        2001        2000
                                                 -------     -------     -------
                                                          (In thousands)

Income before income taxes                       $ 2,131     $13,260     $ 6,942
Add:  Goodwill amortization                           --         228          --
                                                 -------     -------     -------

Adjusted income before income taxes              $ 2,131     $13,032     $ 6,942
                                                 =======     =======     =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

9. DEPOSITS

A summary of deposit balances, by type, is as follows at December 31, 2002 and 2001:

                                                             2002         2001
                                                           --------     --------
                                                               (In thousands)

Demand                                                     $ 87,149     $ 82,758
NOW                                                          92,245       80,970
Savings                                                     157,852      150,836
Money market                                                114,309      110,199
Escrow                                                          616          729
                                                           --------     --------
               Total non-certificate accounts               452,171      425,492
                                                           --------     --------

Term certificates less than $100,000                        194,635      198,668
Term certificates of $100,000 or more                       135,554      118,569
                                                           --------     --------
               Total certificate accounts                   330,189      317,237
                                                           --------     --------

               Total deposits                              $782,360     $742,729
                                                           ========     ========

A summary of certificate accounts by maturity is as follows at December 31, 2002 and 2001:

                                            2002                                    2001
                                -----------------------------         -----------------------------
                                                     Weighted                              Weighted
                                                     Average                                Average
                                 Amount                Rate            Amount                Rate
                                --------               ----           --------               ----
                                                      (Dollars in thousands)
Within 1 year                   $215,199               3.07%          $238,270               4.49%
Over 1 year to 3 years            79,122               4.08             56,140               4.80
Over 3 years                      35,868               5.43             22,827               6.08
                                --------                              --------
                                $330,189               3.57%          $317,237               4.67%
                                ========                              ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

10. FEDERAL HOME LOAN BANK ADVANCES

A summary of outstanding advances from the Federal Home Loan Bank of Boston, by maturity, is as follows at December 31, 2002 and 2001:

                                          2002                           2001
                                -------------------------      -------------------------
                                                 Weighted                       Weighted
                                                 Average                         Average
                                 Amount            Rate         Amount            Rate
                                --------           ----        --------           ----
                                                  (Dollars in thousands)
 Fixed rate advances maturing:
             2002               $     --             --%      $ 60,000           2.84%
             2002                     --             --          1,484*          6.13
             2003                 62,000           1.76          5,000           5.32
             2003                     --             --          5,886*          4.81
             2004                 10,000           2.83         10,000           5.10
             2004                     --             --          1,917*          6.45
             2005                 12,597*          3.02             --             --
             2006                    627           5.67          5,627           4.58
             2006                     --             --            629*          6.50
             2007                  9,000           4.74          4,000           5.95
             2007                     --             --          1,727*          6.71
             2009                  7,000           5.40          7,000           5.40
             2010                 20,000           5.84         16,000           5.74
             2010                     --             --          3,084*          6.21
             2011                  5,610           4.95          5,610           4.95
             2013                  6,000           5.19          6,000           5.19
             2022                    168*          2.00             --             --
                                --------                      --------
Total FHLB advances             $133,002           3.27%      $133,964           4.26%
                                ========                      ========

* Amortizing advances requiring monthly principal and interest payments.

At December 31, 2002, certain FHLB advances are callable in the amounts of $42,000,000 and $5,000,000 during 2003 and 2004, respectively.

The Bank maintains a line-of-credit with the Federal Home Loan Bank of Boston which carries interest at a rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency securities pledged to the Federal Home Loan Bank. No amounts were outstanding under this line during 2002 and 2001.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by investment securities.

A summary of repurchase agreements is as follows for the years ended December 31, 2002 and 2001:

                                                     2002         2001
                                                    ------       ------
                                                   (Dollars in thousands)

Balance at year end                                 $  700       $1,890
Fair value of securities underlying the
    agreements at year end                          $2,542       $2,312
Interest rate on year end balance                     1.59%        1.74%

Average amount outstanding during year              $1,349       $1,584
Maximum amount outstanding at
    any month-end                                   $1,830       $2,340
Weighted average interest rate during the year        1.72%        3.78%

The Bank also has a repurchase agreement line of credit with the Depositors Insurance Fund of up to $2,000,000 to be secured by securities or other assets of the Bank. As of December 31, 2002 and 2001, there were no outstanding borrowings against this agreement.

12. INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows for the years ended December 31, 2002, 2001 and 2000:

                                                2002         2001         2000
                                              -------     --------     --------
                                                       (In thousands)
Current tax provision:
    Federal                                   $   644     $  3,496     $  4,024
    State                                         149          245        1,121
                                              -------     --------     --------
                                                  793        3,741        5,145
                                              -------     --------     --------

Deferred tax provision (benefit):
    Federal                                      (340)         531       (1,822)
    State                                         (91)          77         (561)
                                              -------     --------     --------
                                                 (431)         608       (2,383)
                                              -------     --------     --------

Change in valuation reserve                        --           --         (402)
                                              -------     --------     --------

                                              $   362     $  4,349     $  2,360
                                              =======     ========     ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      INCOME TAXES (concluded)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates is summarized as follows for the years ended December 31, 2002, 2001 and 2000:

                                                2002         2001         2000
                                              -------     --------     --------

Statutory tax rate                               34.0%        34.0%        34.0%
Increase (decrease) resulting from:
    State taxes, net of federal tax benefit       1.8          1.6          5.3
    Dividends received deduction                (10.0)        (1.9)        (3.3)
    Tax exempt income                            (7.5)        (1.0)        (0.8)
    Change in valuation reserve                    --           --         (5.8)
    Other, net                                   (1.3)         0.1          4.6
                                              -------     --------     --------

Effective tax rates                              17.0%        32.8%        34.0%
                                              =======     ========     ========

The components of the net deferred tax (asset) liability are as follows at December 31, 2002 and 2001:

                                                         2002            2001
                                                       --------        --------
                                                           (In thousands)

Deferred tax liability:
    Federal                                            $  3,418        $ 10,352
    State                                                 1,098             623
                                                       --------        --------
                                                          4,516          10,975
                                                       --------        --------

Deferred tax asset:
    Federal                                              (5,332)         (5,090)
    State                                                (1,369)         (1,312)
                                                       --------        --------
                                                         (6,701)         (6,402)
                                                       --------        --------

Net deferred tax (asset) liability                     $ (2,185)       $  4,573
                                                       ========        ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                            INCOME TAXES (continued)

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows at December 31, 2002 and 2001:

                                                         2002            2001
                                                       --------        --------
                                                            (In thousands)

Investments:
    Net unrealized gain on securities
        available for sale                             $  3,760        $ 10,087
    Other                                                   164             653
Depreciation                                                 (9)             16
Allowance for loan losses                                (3,999)         (4,295)
Employee benefit plans                                     (732)           (736)
Charitable contribution carryover                        (1,219)         (1,288)
Other                                                      (150)            136
                                                       --------        --------

Net deferred tax (asset) liability                     $ (2,185)       $  4,573
                                                       ========        ========

A summary of the change in the net deferred tax (asset) liability is as follows for the years ended December 31, 2002, 2001 and 2000:

                                                      2002       2001       2000
                                                    -------    -------    -------
                                                            (In thousands)

Balance at beginning of year                        $ 4,573    $ 4,482    $ 6,073
Deferred tax (benefit) provision                       (431)       608     (2,383)
Change in deferred tax effects of net unrealized
    gains/losses on securities available for sale    (6,327)      (517)     1,194
Utilization of valuation reserve                         --         --       (402)
                                                    -------    -------    -------

Balance at end of year                              $(2,185)   $ 4,573    $ 4,482
                                                    =======    =======    =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                            INCOME TAXES (concluded)

A summary of the change in the valuation reserve applicable to the deferred tax assets is as follows for the year ended December 31, 2000:

                                                                   2000
                                                                  -----
                                                              (In thousands)

Balance at beginning of year                                      $ 402
Benefits utilized by current year operations                       (402)
Change in future income assumptions                                  --
                                                                  -----

Balance at end of year                                            $  --
                                                                  =====

The valuation reserve at December 31, 1999 related primarily to a charitable contribution carryover, which was used in full by December 31, 2000. There is a new contribution carryover at December 31, 2000, which expires in 2005. Management believes that the deferred tax assets related to this contribution carryover and other deductible temporary differences will be realized. As a result, no valuation reserve has been established at December 31, 2002, December 31, 2001 or December 31, 2000.

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

13. OFF-BALANCE SHEET ACTIVITIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

      Credit related financial instruments

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                    OFF-BALANCE SHEET ACTIVITIES (continued)

      Credit related financial instruments (concluded)

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at December 31, 2002 and 2001:

                                                              2002        2001
                                                             -------     -------
                                                               (In thousands)

Commitments to grant loans                                   $30,815     $23,031
Unused funds on commercial lines-of-credit                    47,900      46,059
Unadvanced funds on home equity and reddi-cash
    lines of credit                                           42,671      38,909
Unadvanced funds on construction loans                        19,161       8,659
Standby letters of credit                                      1,894       1,817

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                    OFF-BALANCE SHEET ACTIVITIES (continued)

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2002, pertaining to banking premises and equipment, future minimum rent commitments are as follows:

                       Years Ending
                        December 31,                            (In thousands)
                       ------------
                            2003                                  $   450
                            2004                                      450
                            2005                                      404
                            2006                                      351
                            2007                                      351
                         Thereafter                                 1,789
                                                                  --------
                                                                  $ 3,795
                                                                  ========

The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $391,000, $375,000 and
$593,000, respectively.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                    OFF-BALANCE SHEET ACTIVITIES (concluded)

      Legal claims

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

      Contingency

In November 2002, the Bank received a "Notice of Intent to Assess" from the Commonwealth of Massachusetts Department of Revenue ("DOR") and, subsequently, in January 2003, received a "Notice of Assessment." The notices indicate that the Bank owes approximately $780,000 in additional state taxes and interest, for the tax year ended December 31, 2001, related to the denial by the DOR of the Bank's claim of a dividends received deduction for dividends received from the Bank's real estate investment trust ("REIT") subsidiary. There is no possible assessment relating to the December 31, 2002 return due to the loss incurred by the Bank on a separate company basis.

The DOR contends that dividend distributions by the Bank's subsidiary, Gold Leaf Capital Corp. (the "Subsidiary") to the Bank are fully taxable in Massachusetts. The Bank believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by the Subsidiary to the Bank. Accordingly, no provision has been made in the Bank's consolidated financial statements for the amounts assessed or additional amounts that might be assessed in the future. The Bank has appealed the assessment and will pursue all available means to defend its position. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes (see Note 23). The additional liability, net of the federal benefit, would be $513,000.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

14. STOCKHOLDERS' EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank met the capital adequacy requirements.

As of December 31, 2002, Berkshire Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. Management has determined to maintain capital levels in an amount in excess of the regulatory requirements and in consideration of the amount of lower quality of sub-prime automobile loans in the loan portfolio.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                        STOCKHOLDERS' EQUITY (continued)

The Company's and Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

                                                                                 December 31, 2002
                                              -------------------------------------------------------------------------------------
                                                                                                                    Minimum
                                                                                                                  To Be Well
                                                                                     Minimum                   Capitalized Under
                                                                                     Capital                   Prompt Corrective
                                                      Actual                       Requirement                 Action Provisions
                                              -----------------------        -----------------------        -----------------------
                                               Amount         Ratio           Amount         Ratio           Amount         Ratio
                                              --------       --------        --------       --------        --------       --------
                                                                             (Dollars in thousands)
Total capital to risk weighted assets:

    Berkshire Hills Bancorp, Inc.             $118,293          15.21%       $ 62,233            8.0%            N/A            N/A
    Berkshire Bank                             104,256          13.55          61,544            8.0        $ 76,929           10.0%

Tier 1 capital to risk weighted assets:

    Berkshire Hills Bancorp, Inc.              104,760          13.47          31,116            4.0             N/A            N/A
    Berkshire Bank                              90,829          11.81          30,772            4.0          46,158            6.0

Tier 1 capital to average assets:

    Berkshire Hills Bancorp, Inc.              104,760          10.05          41,706            4.0             N/A            N/A
    Berkshire Bank                              90,829           8.78          41,394            4.0          51,743            5.0

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                        STOCKHOLDERS' EQUITY (concluded)

      Minimum regulatory capital requirements (concluded)

                                                                                 December 31, 2001
                                              -------------------------------------------------------------------------------------
                                                                                                                    Minimum
                                                                                                                  To Be Well
                                                                                     Minimum                   Capitalized Under
                                                                                     Capital                   Prompt Corrective
                                                      Actual                       Requirement                 Action Provisions
                                              -----------------------        -----------------------        -----------------------
                                               Amount         Ratio           Amount         Ratio           Amount         Ratio
                                              --------       --------        --------       --------        --------       --------
                                                                             (Dollars in thousands)
Total capital to risk weighted assets:

    Berkshire Hills Bancorp, Inc.             $133,240          15.73%       $ 67,749            8.0%            N/A            N/A
    Berkshire Bank                             111,640          13.38          66,749            8.0        $ 83,437           10.0%

Tier 1 capital to risk weighted assets:

    Berkshire Hills Bancorp, Inc.              109,895          12.98          33,874            4.0             N/A            N/A
    Berkshire Bank                              88,450          10.60          33,375            4.0          50,062            6.0

Tier 1 capital to average assets:

    Berkshire Hills Bancorp, Inc.              109,895          11.02          39,896            4.0             N/A            N/A
    Berkshire Bank                              88,450           9.05          39,108            4.0          48,885            5.0

      Common stock

On March 28, 2001, the Board of Directors approved a dividend reinvestment plan and authorized its implementation. The plan, which is available to all shareholders of record of the Company's common stock, permits the reinvestment of all cash dividends, the deposit of shares for safekeeping and the sale and gifting of shares held under the plan. Common shares purchased pursuant to this plan were 7,504 shares. All shares are purchased in open market transactions.

During 2001, the Company repurchased approximately 1,249,000 shares of outstanding common stock. The Company announced in April of 2002 that its Board of Directors approved a fifth repurchase program for 312,516 shares or 5%, of its outstanding common stock and at December 31, 2002, the Company had 172,416 shares remaining to be purchased in the latest 5% repurchase. During 2002 a total of approximately 315,000 shares were repurchased.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

15. EMPLOYEE BENEFIT PLANS

      Defined benefit pension plan

The Company terminated its defined benefit pension plan effective February 24, 2001. During the second quarter of 2001, the Company recorded a loss of $168,000 from the curtailment of its defined benefit pension plan. The final plan settlement was approved by the IRS in the fourth quarter. The settlement gain was $2,341,000.

Defined contribution pension plan

The Company has a qualified savings plan under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the 401(k) Plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company made matching contributions which amounted to $640,000, $528,000 and $237,000, respectively, for the years ended December 31, 2002, 2001 and 2000.

      Supplemental executive retirement plan

The Company has a nonqualified supplemental executive retirement plan for the benefit of a certain senior executive. Benefits generally commence no earlier than age sixty and continue for the life of the senior executive. As of December 31, 2002 and 2001, the Company has an accrued expense payable in the amount of $760,000, representing the present value of future payments under the supplemental retirement plan. In some instances, the Company has also entered into split-dollar life insurance agreements with senior executives to provide supplemental retirement benefits.

      Incentive plan

The Company has an incentive plan ("the Plan") whereby all management and staff members are eligible to receive a bonus, tied to performance. The structure of the Plan is to be reviewed on an annual basis by the Executive Committee. The Plan year end is December 31. Incentive compensation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $620,000, $600,000 and $874,000, respectively.

      Other benefits

The Company has in the past offered its retirees optional medical insurance coverage. All participating retirees are required to contribute in part to the cost of this coverage. The retiree medical plan was terminated on December 31, 1996. Any retiree participating in the plan at that time will continue to be covered for life, however, no new retirees can participate in this plan. At December 31, 2002 and 2001, the Company had an accrued liability in the amount of $487,000 and $535,000, respectively, for payment of future premiums under this plan.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

16. STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

      Stock-based incentive plan

      Stock options

Under the Company's Stock-Based Incentive Plan, the Company may grant options to its directors, officers and employees for up to 767,366 shares of common stock. Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options vest at 20% per year.

A summary of the status of the Company's stock options for the years ended December 31, 2002 and 2001 are presented below:

                                                      2002                        2001
                                           --------------------------    -------------------------
                                                             Weighted                    Weighted
                                                             Average                     Average
                                                             Exercise                    Exercise
                                            Shares            Price       Shares           Price
                                           ---------        ---------    ---------       ---------
Fixed Options:
    Outstanding at beginning of year         767,366        $   16.75           --       $      --
    Granted                                       --               --      767,366           16.75
    Exercised                                 (6,907)           16.75           --              --
    Forfeited                               (159,611)           16.75           --              --
                                           ---------                     ---------
    Outstanding at end of year               600,848        $   16.75      767,366       $   16.75
                                           =========                     =========

Options exercisable at year-end              146,573        $   16.75           --       $      --
Weighted-average fair value of
    options granted during the year        $      --                     $    3.44

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

    STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

      Stock-based incentive plan (continued)

      Stock options (concluded)

The fair value of each option grant is estimated on the date of grant using the Modified Roll Geske option-pricing model with the following weighted-average assumptions:

                                                               Year Ended
                                                              December 31,
                                                                  2001
                                                              ------------

Dividend yield                                                   2.12%
Expected life in years                                        10 years
Expected volatility                                             18.01%
Risk-free interest rate                                         5.12%

No options were granted during the year ended December 31, 2002.

Information pertaining to options outstanding at December 31, 2002 and 2001 are as follows:

                                                Years Ended December 31,
                                        ------------------------------------
                                           2002                       2001
                                        ---------                  ---------
Number outstanding                        600,848                    767,366
Exercise price                            $ 16.75                    $ 16.75
Weighted average remaining
    contractual life                    8.2 years                  9.2 years
Number exercisable                        146,573                         --

      Stock awards

Under the Company's Stock-Based Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 306,950 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Company recorded compensation cost related to the stock awards of approximately $1,165,000 and $1,000,000 in 2002 and 2001, respectively. No compensation expense was recorded in 2000 as the plan was approved in 2001.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

    STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

      Stock-based incentive plan (concluded)

      Stock awards (concluded)

A summary of the status of the Company's stock awards is presented below:

                                                                 Years Ended December 31,
                                                            -----------------------------
                                                               2002                2001
                                                            ---------           ---------
Balance at beginning of year                                  306,945                  --
    Granted                                                        --             306,945
    Cancelled                                                (100,676)                 --
                                                            ---------           ---------
Balance at end of year                                        206,269             306,945
                                                            =========           =========

Fair value of stock awards granted during the year          $      --           $   17.76
                                                            =========           =========

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

At December 31, 2002, the remaining principal balance is payable as follows:

Years Ending
December 31,                                   (In thousands)
------------
   2003                                           $   269
   2004                                               294
   2005                                               325
   2006                                               356
   2007                                               392
Thereafter                                          4,886
                                                  --------
                                                  $ 6,522
                                                  ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

    STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN (concluded)

      Employee Stock Ownership Plan (concluded)

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $887,000 and $773,000 for the years ended December 31, 2002 and 2001, respectively.

Shares held by the ESOP include the following at December 31, 2002 and 2001:

                                                       2002              2001
                                                    ---------         ---------

Allocated                                              83,954            43,016
Committed to be allocated                              37,853            40,938
Unallocated                                           492,093           529,946
                                                    ---------         ---------
                                                      613,900           613,900
                                                    =========         =========

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of these shares was approximately $11,589,000 and $12,431,000 at December 31, 2002 and 2001, respectively.

17. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to directors and officers and their affiliates. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. All loans to directors and officers of the Company and their affiliates are performing in accordance with the contractual terms of the loans as of December 31, 2002.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                     RELATED PARTY TRANSACTIONS (concluded)

An analysis of activity of such loans which aggregate more than $60,000 on an individual basis to directors and executive officers of the Company and their affiliates is as follows:

                                                      Years Ended December 31,
                                                    ---------------------------
                                                       2002              2001
                                                    ---------         ---------
                                                           (In thousands)

Balance at beginning of year                        $   6,089         $   3,967
Additions                                                 658             2,941
Repayments                                             (1,007)             (819)
                                                    ---------         ---------

Balance at end of year                              $   5,740         $   6,089
                                                    =========         =========

18. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis.

At December 31, 2002 and 2001, the Bank's retained earnings available for the payment of dividends was $61,544,000 and $66,749,000, respectively, and funds available for loans or advances amounted to $10,426,000 and $11,164,000, respectively.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Deposits: The fair values for non-certificate accounts and tax escrow are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances: The fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                 FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows at December 31, 2002 and 2001:

                                                          2002                                2001
                                               --------------------------          --------------------------
                                               Carrying            Fair            Carrying            Fair
                                                Amount            Value             Amount            Value
                                               --------          --------          --------          --------
                                                                  (In thousands)
Financial assets:
    Cash and cash equivalents                  $ 60,655          $ 60,655          $ 42,123          $ 42,123
    Securities available for sale               173,169           173,169           104,446           104,446
    Securities held to maturity                  44,267            44,348            33,263            33,409
    Federal Home Loan Bank stock                  7,440             7,440             7,027             7,027
    Loans, net                                  712,714           725,000           791,920           800,669
    Accrued interest receivable                   5,125             5,125             5,873             5,873
    Savings Bank Life Insurance stock             2,043             2,043             2,043             2,043

Financial liabilities:
    Deposits                                    782,360           759,325           742,729           748,615
    Federal Home Loan Bank advances             133,002           146,258           133,964           137,748
    Securities sold under agreements
        to repurchase                               700               700             1,890             1,890

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the parent company, Berkshire Hills Bancorp, Inc. which commenced operations on June 27, 2000 is as follows:

                            CONDENSED BALANCE SHEETS


                                                                    December 31,
                                                              --------------------------
                                                                 2002              2001
                                                              --------          --------
                                                                    (In thousands)
Assets

Cash due from Berkshire Bank                                  $  3,075          $  6,777
Securities available for sale, at fair value                        31               587
Securitiies held to maturity                                     3,463             5,532
Investment in common stock of Berkshire Bank                   101,667           113,050
Investment in common stock of Berkshire Hills
     Funding Corporation                                         6,690             6,949
Investment in common stock of Berkshire
    Hills Technology, Inc.                                       3,703             4,743
Other assets                                                     1,629             1,712
                                                              --------          --------

           Total assets                                       $120,258          $139,350
                                                              ========          ========

Liabilities and Stockholders' Equity

Accounts payable                                              $     18          $     27
Stockholders' equity                                           120,240           139,323
                                                              --------          --------

          Total liabilities and stockholders' equity          $120,258          $139,350
                                                              ========          ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                         CONDENSED STATEMENTS OF INCOME

                                                              Years Ended December 31,
                                                           --------------------------------
                                                             2002        2001        2000
                                                           --------    --------    --------
                                                                  (In thousands)
Income:
    Dividends from Berkshire Bank                          $  2,375    $ 14,650    $    800
    Dividends from Berkshire Hills Funding Corporation          577       1,700          --
    Interest on securities                                      273         779         205
    Other                                                        44         206          --
                                                           --------    --------    --------
        Total income                                          3,269      17,335       1,005
                                                           --------    --------    --------

Operating expenses:
    Charitable contribution                                      --          --       5,684
    Other                                                       405         459          72
                                                           --------    --------    --------
        Total operating expenses                                405         459       5,756
                                                           --------    --------    --------

Income (loss) before income taxes and equity in
    undistributed income (loss) of subsidiaries               2,864      16,876      (4,751)
Applicable income tax provision (benefit)                        80         138      (1,932)
                                                           --------    --------    --------

Income (loss) before equity in undistributed
    income (loss) of subsidiaries                             2,784      16,738      (2,819)
Equity in undistributed income (loss) of Berkshire Bank         284      (6,799)      7,082
Equity in undistributed income (loss) of Berkshire Hills
    Funding Corporation                                        (259)     (1,071)        319
Equity in undistributed (loss) income of Berkshire Hills
    Technology, Inc.                                         (1,040)         43          --
                                                           --------    --------    --------

        Net income                                         $  1,769    $  8,911    $  4,582
                                                           ========    ========    ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                                   --------------------------------
                                                                                     2002        2001        2000
                                                                                   --------    --------    --------
                                                                                            (In thousands)
Cash flows from operating activities:
    Net income                                                                     $  1,769    $  8,911    $  4,582
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Equity in undistributed (income) loss of Berkshire Bank                     (284)      6,799      (7,082)
           Equity in undistributed loss (income) of  Berkshire Hills
              Funding Corporation                                                       259       1,071        (319)
           Equity in undistributed income of
              Berkshire Hills Technology, Inc.                                        1,040         (43)         --
           Charitable contribution in the form of Berkshire Hills
              Bancorp, Inc. common stock                                                 --          --       5,684
           Deferred tax benefit                                                          --        (310)     (1,598)
           Net accretion (amortization) of securities                                    (4)          5         (10)
           Other, net                                                                   499         591        (320)
                                                                                   --------    --------    --------
              Net cash provided by operating activities                               3,279      17,024         937
                                                                                   --------    --------    --------

Cash flows from investing activities:
    Activity in available-for-sale securities:
        Sales                                                                            --       5,666       1,000
        Maturities                                                                       --       2,920          --
        Principal payments                                                              560          --          --
        Purchases                                                                        --      (4,623)     (5,600)
    Activity in held-to-maturity securities:
        Maturities                                                                    1,932      12,553       1,950
        Principal payments                                                              169         135          25
        Purchases                                                                       (32)     (8,838)    (11,358)
    Investment in Berkshire Bank                                                         --          --     (34,192)
    Investment in Berkshire Hills Funding Corporation                                    --          --      (7,701)
    Investment in Berkshire Hills Technology, Inc.                                       --      (4,700)         --
                                                                                   --------    --------    --------
              Net cash provided by (used in) investing activities                     2,629       3,113     (55,876)
                                                                                   --------    --------    --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                               --          --      68,386
    Proceeds from issuance of treasury stock                                            116          --          --
    Payments to acquire treasury stock                                               (6,989)    (23,292)         --
    Dividends paid                                                                   (2,737)     (2,808)       (707)
                                                                                   --------    --------    --------
              Net cash (used in) provided by investing activities                    (9,610)    (26,100)     67,679
                                                                                   --------    --------    --------

Net change in cash and cash equivalents                                              (3,702)     (5,963)     12,740

Cash and cash equivalents at beginning of period                                      6,777      12,740          --
                                                                                   --------    --------    --------

Cash and cash equivalents at end of period                                         $  3,075    $  6,777    $ 12,740
                                                                                   ========    ========    ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SEGMENT REPORTING

The Company has one reportable segment, the Bank, and two operating segments, the Bank and Berkshire Hills Technology, Inc. Each segment is described in Note 1 under business.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

                                                          Berkshire Hills         Consolidated
2002                                      Bank            Technology, Inc.          Totals
----                                   -----------        ---------------         ------------
                                                          (In thousands)
Net interest income                    $    64,128          $        --           $    64,128
Depreciation and amortization                1,813                  601                 2,414
Provision for loan losses                    6,180                   --                 6,180
Licensing fees                                  --                6,991                 6,991
Minority interest                               --                 (685)                 (685)
Profit/loss                                  2,809               (1,040)                1,769
Assets                                   1,037,047                8,571             1,045,618
Expenditures for additions
  to premises and equipment                  1,042                  426                 1,468

2001
----
Net interest income                    $    75,796          $        --           $    75,796
Depreciation and amortization                1,769                  312                 2,081
Provision for loan losses                    7,175                   --                 7,175
Licensing fees                                  --                3,465                 3,465
Minority interest                               --                 (119)                 (119)
Profit                                       8,868                   43                 8,911
Assets                                   1,021,623                9,078             1,030,701
Expenditures for additions
  to premises and equipment                    735                1,609                 2,344

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains or losses.

The Company's operating segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

      SEGMENT REPORTING (concluded)

The Company derives a majority of its revenues from interest income and licensing fees and the chief operating decision maker relies primarily on net interest revenue and licensing fees to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported using net interest income and licensing fees for the years ended December 31. The Company does not allocate income taxes to the segments.

The Company does not have a single external customer from which it derives 10 percent or more of its revenues and operates in one geographical area.

22. QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2002 and 2001 are as follows:

                                                      2002                                           2001
                                 ---------------------------------------------    --------------------------------------------
                                  Fourth       Third       Second      First       Fourth      Third       Second      First
                                  Quarter     Quarter      Quarter    Quarter      Quarter    Quarter      Quarter    Quarter
                                 --------     --------    --------    --------    --------    --------    --------    --------
                                                             (In thousands, except per share data)
Interest and dividend income     $ 14,549     $ 19,096    $ 19,264    $ 16,560    $ 18,300    $ 19,096    $ 19,264    $ 19,136
Interest expense                    5,547        8,463       8,751       6,086       7,233       8,463       8,751       9,113
                                 --------     --------    --------    --------    --------    --------    --------    --------
Net interest income                 9,002       10,633      10,513      10,474      11,067      10,633      10,513      10,023
Provision for loan losses (1)       2,305          945         840       1,510       4,550         945         840         840
Other income                        4,328        3,606       1,447       2,744       4,420       3,606       1,447       1,110
Operating expenses (2)             17,869        9,429       7,374       9,226       8,380       9,429       7,374       7,201
Provision (benefit) for
    income taxes                     (255)       1,258       1,239         806         838       1,258       1,239       1,014
                                 --------     --------    --------    --------    --------    --------    --------    --------
Net income (loss)                $ (6,589)    $  2,607    $  2,507    $  1,676    $  1,719    $  2,607    $  2,507    $  2,078
                                 ========     ========    ========    ========    ========    ========    ========    ========

Earnings per share:
    Basic                        $  (0.80)    $   0.42    $   0.39    $   0.30    $   0.30    $   0.42    $   0.39    $   0.31
    Diluted                         (0.80)        0.40        0.37        0.28        0.28        0.40        0.37        0.30

Note:       (1)   The increase in the fourth quarter 2001 provision for loan losses is attributable to a more aggressive charge-off policy for automobile loans.

            (2) The increase in the fourth quarter operating expenses is primarily due to severance expenses, funding of the retirement plan benefit for directors and the write down in value of repossessed automobiles.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

23. SUBSEQUENT EVENTS

In January 2003, legislation was proposed in Massachusetts which retroactively prohibits use of the 95% dividends received deduction when the dividends are received from a REIT, effective for tax years beginning in 1999. On March 5, 2003, the Governor of Massachusetts signed the legislation. As a result, the Company has ceased recording tax benefits associated with the dividends received deduction effective for the 2003 tax year and accrued $513,000, representing the amount of tax benefits realized by the Company through the dividends received deduction through the 2002 tax year. Such amount includes interest assessed by the Massachusetts Department of Revenue through December 31, 2002. The Company intends to vigorously appeal the retroactive nature of the provision.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information concerning the directors of the Company, the information contained under the sections captioned "Proposal I -- Election of Directors" in Berkshire Hills' Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference. For information concerning officers of the Company, reference is made to Part I, Item 1 A, "Business--Executive Officers of the Registrant" in this report. Reference is made to the cover page of this report and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for information regarding compliance with
Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

      The information contained under the sections captioned "Executive Compensation" and "Directors Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

      (d)   Equity Compensation Plan Information:

            Information required by this item is incorporated herein by reference to the section captioned "Proposal 2- Approval of 2003 Equity Compensation Plan" in the Proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

                                     PART IV

ITEM 14. CONTROLS and PROCEDURES

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

      (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   [1] Financial Statements

            o     Independent Auditors' Report

            o     Consolidated Balance Sheets as of December 31, 2002 and 2001

            o Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

            o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

            o     Notes to Consolidated Financial Statements

      [2]   Financial Statement Schedules

            All financial statement schedules are omitted because they are not required or applicable. The required information is shown in the consolidated financial statements or the notes thereto.

      [3]   Exhibits

            3.1   Certificate of Incorporation of Berkshire Hills Bancorp,
                  Inc.(1)

            3.2   Bylaws of Berkshire Hills Bancorp, Inc.(2)

            4.0   Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(1)

            10.1 Employment Agreement between Berkshire Bank and Robert A. Wells(3)

            10.2 Employment Agreement between Berkshire Hills Bancorp, Inc. and Robert A. Wells(3)

            10.3 Employment Agreement between Berkshire Bank and Michael P. Daly(3)

            10.4 Employment Agreement between Berkshire Hills Bancorp, Inc. and Michael P. Daly(3)

            10.5 Severance Agreement, dated October 16, 2002, by and among James A. Cunningham, Jr., Berkshire Hills Bancorp, Inc. and Berkshire Bank(4)

            10.6 Severance Agreement, dated November 13, 2002, by and among Charles F. Plungis, Jr., Berkshire Hills Bancorp, Inc. and Berkshire Bank(2)

            10.7 Severance Agreement, dated November 13, 2002, by and among Susan M. Santora, Berkshire Hills Bancorp, Inc. and Berkshire Bank(2)

            10.8  Change in Control Agreement between Berkshire Bank and Gayle
                  P. Fawcett

            10.9 Change in Control Agreement between Berkshire Hills Bancorp, Inc. and Gayle P. Fawcett

            10.10 Form of Berkshire Bank Employee Severance Compensation Plan(1)

            10.11 Form of Berkshire Bank Supplemental Executive Retirement
                  Plan(1)

            10.12 Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive
                  Plan(5)

            11.0  Statement re: Computation of Per Share Earnings

            21.0  Subsidiary Information is incorporated herein by reference to
                  Part I, Item 1, "Business - Subsidiary Activities"

            23.0  Consent of Wolf & Company, P.C.

            99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350

----------
      (1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146
      (2)   Incorporated herein by reference into this document from the
            Exhibits to the Form 10-Q as filed on November 14, 2002
      (3)   Incorporated herein by reference into this document from the
            Exhibits to the Form 10-K as filed on March 29, 2001
      (4)   Incorporated herein by reference into this document from the
            Exhibits to the Form 8-K as filed on October 18, 2002
      (5)   Incorporated herein by reference into this document from the appendix to the proxy statement as filed on December 7, 2000

(b)   Reports on Form 8-K

            On October 18, 2002, the Company filed a Form 8-K in which it announced under Item 5 that Michael P. Daly, who previously served as Executive Vice President of the Company and the Bank, had been appointed to serve as President, Chief Executive Officer and a Director of the Company and the Bank and that Lawrence A. Bossidy had been appointed as Non-Executive Chairman of the Board of Directors of the Company. The 8-K also indicated that the Company announced that James A. Cunningham, Jr. resigned as President, Chief Executive Officer and a Director of the Company and the Bank, effective October 16, 2002. In connection with his resignation, the Company, the Bank and Mr. Cunningham entered into a severance agreement to resolve the obligation owed Mr. Cunningham under his existing employment agreements. The severance agreement and press release announcing the appointments and Mr. Cunningham's resignation were attached by exhibit.

            On December 18, 2002, the Company filed a Form 8-K in which it announced under Item 9 three actions related to its long-term business strategy: (1) the sale of $69.7 million of its sub-prime indirect automobile loan portfolio to Crescent Bank & Trust; (2) the intent to sell its current inventory of repossessed automobiles at wholesale; and (3) the restructuring of its investment portfolio and sale of equity securities. The press release announcing these strategic actions was attached by exhibit.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Berkshire Hills Bancorp, Inc.


Date:  March 17, 2003                 By:  /s/ Michael P. Daly
                                         ------------------------------------
                                              Michael P. Daly
                                              President, Chief Executive Officer
                                              and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly                                   President, Chief Executive Officer                     March 17, 2003
-------------------------------------------           and Director
Michael P. Daly                                       (principal executive officer)


/s/ Wayne F. Patenaude                                Senior Vice President, Treasurer                       March 17, 2003
-------------------------------------------           and Chief Financial Officer
Wayne F. Patenaude                                    (principal accounting
                                                      and financial officer)


/s/ Robert A. Wells                                   Chairman of the Board                                  March 17, 2003
-------------------------------------------
Robert A. Wells


/s/ Lawrence A. Bossidy                               Non-Executive Chairman                                 March 17, 2003
-------------------------------------------
Lawrence A. Bossidy


/s/ Thomas O. Andrews                                 Director                                               March 17, 2003
-------------------------------------------
Thomas O. Andrews


/s/ Thomas R. Dawson, CPA                             Director                                               March 17, 2003
-------------------------------------------
Thomas R. Dawson, CPA


-------------------------------------------           Director                                               March 17, 2003
A. Allen Gray,Esq.


/s/ John Kittredge                                    Director                                               March 17, 2003
-------------------------------------------
John Kittredge


/s/ Peter J. Lafayette                                Director                                               March 17, 2003
-------------------------------------------
Peter J. Lafayette

/s/ Edward G. McCormick, Esq.                         Director                                               March 17, 2003
-------------------------------------------
Edward G. McCormick, Esq.


/s/ Catherine B. Miller                               Director                                               March 17, 2003
-------------------------------------------
Catherine B. Miller


/s/ Corydon L. Thurston                               Director                                               March 17, 2003
-------------------------------------------
Corydon L. Thurston


/s/ Ann H. Trabulsi                                   Director                                               March 17, 2003
-------------------------------------------
Ann H. Trabulsi

                                  CERTIFICATION

I, Michael P. Daly, certify that:

      1. I have reviewed this annual report on Form 10-K of Berkshire Hills Bancorp, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 17, 2003                   /s/ Michael P. Daly
                                        ---------------------------------------
                                        Michael P. Daly
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, Wayne F. Patenaude, certify that:

      1. I have reviewed this annual report on Form 10-K of Berkshire Hills Bancorp, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 17, 2003                  /s/ Wayne F. Patenaude
                                       ---------------------------------------
                                       Wayne F. Patenaude
                                       Senior Vice President, Chief
                                       Financial Officer and Treasurer