Form 10-Q
period 2003-05-14
BERKSHIRE HILLS BANCORP INC
filed 2003-05-14
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number 1-15781

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

                                 (413) 443-5601
                (Issuer's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      The Issuer had 5,993,932 shares of common stock, par value $0.01 per share, outstanding as of May 12, 2003.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of                                   1
           March 31, 2003 and December 31, 2002

           Consolidated Statements of Income for the Three                     2
           Months Ended March 31, 2003 and 2002

           Consolidated Statements of Changes in Stockholders' Equity          3
           for the Three Months Ended March 31, 2003 and 2002

           Consolidated Statements of Cash Flows for the                       4
           Three Months Ended March 31, 2003 and 2002

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial                   9
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk         17

Item 4.     Controls and Procedures
                                                                              19

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  20
Item 2.    Changes in Securities and Use of Proceeds                          20
Item 3.    Defaults Upon Senior Securities                                    20
Item 4.    Submission of Matters to a Vote of Security Holders                20
Item 5.    Other Information                                                  20
Item 6.    Exhibits and Reports on Form 8-K                                   20

Signatures                                                                    22

Certifications                                                                23

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                          Unaudited

                                                                            March 31,     December 31,
                                                                              2003           2002
                                                                           -----------    -----------
                                                                                 (In thousands)
Assets:
     Cash and due from banks                                               $    15,073    $    17,258
     Short-term investments                                                      2,104         43,397
                                                                           -----------    -----------
          Total cash and cash equivalents                                       17,177         60,655
     Securities available for sale, at fair value                              151,902        173,169
     Securities held to maturity, at amortized cost                             55,901         44,267
     Federal Home Loan Bank stock, at cost                                       7,440          7,440
     Savings Bank Life Insurance stock, at cost                                  2,043          2,043
     Loans                                                                     789,897        723,022
     Allowance for loan losses                                                 (10,349)       (10,308)
                                                                           -----------    -----------
               Net loans                                                       779,548        712,714
     Premises and equipment, net                                                13,107         13,267
     Foreclosed real estate                                                         --          1,500
     Accrued interest receivable                                                 5,336          5,125
     Goodwill and other intangibles (1)                                         10,384         10,435
     Net deferred tax assets                                                     3,111          2,185
     Other assets                                                               15,099         13,315
                                                                           -----------    -----------
                Total assets                                               $ 1,061,048    $ 1,046,115
                                                                           ===========    ===========
Liabilities and Stockholders' Equity:
     Deposits                                                                  791,120        782,360
     Federal Home Loan Bank advances                                           136,783        133,002
     Securities sold under agreements to repurchase                                 --            700
     Loans sold with recourse                                                      965          1,201
     Accrued expenses and other liabilities (1)                                 11,011          5,846
                                                                           -----------    -----------
          Total liabilities                                                    939,879        923,109
                                                                           -----------    -----------
     Minority Interests                                                          2,340          2,438
     Stockholders' Equity:
         Preferred stock  ($.01 par value;  1,000,000 shares authorized;
            None issued or outstanding)                                             --             --
         Common stock  ( $.01 par value: 26,000,000 shares authorized;
           shares issued:  7,673,761 at March 31, 2003 and
           December 31, 2002; shares outstanding: 6,000,862 at
           March 31, 2003 and 6,117,134 at December 31, 2002)                       77             77
         Additional paid-in capital                                             75,302         74,632
         Unearned compensation                                                  (9,662)        (9,535)
         Retained earnings (1)                                                  81,129         80,010
         Accumulated other comprehensive income                                  4,950          5,542
         Treasury stock, at cost (1,672,899  shares at March 31, 2003
             and 1,556,627 shares at December 31, 2002)                        (32,967)       (30,158)
                                                                           -----------    -----------
               Total stockholders' equity                                      118,829        120,568
                                                                           -----------    -----------
     Total liabilities and stockholders' equity                            $ 1,061,048    $ 1,046,115
                                                                           ===========    ===========

(1) For the period ended December 31, 2002, the information reflects the adoption of SFAS 147.

      The impact resulted in increases to goodwill of $497,000, to deferred taxes of $169,000, and to retained earnings of $328,000.

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                            Three Months Ended
                                                                 March 31,
                                                             2003        2002
                                                           --------    --------
                                                           (In thousands, except
                                                             per share amounts)
Interest and dividend income:
     Bond interest                                         $  1,572    $  1,256
     Stock dividends                                            263         290
     Short-term investment interest                              84          57
     Loan interest                                           11,982      14,957
                                                           --------    --------
Total interest and dividend income                           13,901      16,560
                                                           --------    --------
Interest expense:
     Interest on deposits                                     3,758       4,664
     Interest on FHLB advances and other borrowings           1,063       1,422
                                                           --------    --------
Total interest expense                                        4,821       6,086
                                                           --------    --------
Net interest income                                           9,080      10,474
Provision for loan losses                                       325       1,510
                                                           --------    --------
Net interest income, after provision for loan losses          8,755       8,964
Noninterest income:
     Customer service fees                                      556         447
     Trust department fees                                      436         487
     Loan fees                                                   48         200
     Gain (loss) on sale of securities, net                     840         (20)
     License maintenance and processing fees                  1,141       1,077
     License sales and other fees                               480         364
     Other income                                                60         189
                                                           --------    --------
        Total noninterest income                              3,561       2,744
                                                           --------    --------
Operating expenses:
     Salaries and benefits                                    5,286       5,528
     Occupancy and equipment                                  1,381       1,418
     Marketing and advertising                                  103          88
     Data processing                                            221         190
     Professional services                                      248         299
     Office supplies                                            206         183
     Foreclosed real estate and other loans, net                121         483
     Amortization of other intangibles (1)                       51          51
     Minority interests                                         (98)       (167)
     Other expenses                                           1,132       1,029
                                                           --------    --------
        Total operating expenses                              8,651       9,102
                                                           --------    --------
Income before taxes                                           3,665       2,606
     Provision for income taxes (1)                           1,843         848
                                                           --------    --------
Net income                                                 $  1,822    $  1,758
                                                           ========    ========
Earnings per share:
     Basic                                                 $   0.34    $   0.32
     Diluted                                               $   0.32    $   0.29
Weighted average shares outstanding:
     Basic                                                    5,357       5,540
     Diluted                                                  5,731       5,963

(1) For the quarter ended March 31, 2002, the information reflects the adoption of SFAS 147.

      The impact for the quarter resulted in a decrease of $124,000 in amortization expense and an increase of $42,000 in the provision for income taxes.

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    Unaudited

                                                                                                 Accumulated
                                                           Additional                               Other
                                                  Common     Paid-in    Unearned     Retained   Comprehensive Treasury
                                                  Stock      Capital   Compensation  Earnings       Income      Stock       Total
                                                ---------   ---------   ---------    ---------    ---------   ---------   ---------
                                                                                   (In thousands)
Balance at December 31, 2002                    $   77   $  74,632   $  (9,535)   $  80,010   $   5,542    $ (30,158)  $ 120,568

Comprehensive income :

   Net income                                       --          --          --        1,822           --          --       1,822
   Change in net unrealized gain  on
   securities available for sale, net of re-
   classification adjustments and tax effects       --          --          --           --         (592)         --        (592)
                                                                                                                       ---------
     Total comprehensive income                     --          --          --           --           --          --       1,230

Cash dividends declared                             --          --          --         (673)          --          --        (673)

Treasury stock purchased                            --          --          --           --           --      (3,341)     (3,341)

Treasury stock released                             --          --          --          (30)          --         532         502

Change in unearned compensation - MRP               --         570        (246)          --           --          --         324

Change in unearned compensation - ESOP              --         100         119           --           --          --         219
                                                ------   ---------   ---------    ---------    ---------   ---------   ---------
Balance at March 31, 2003                       $   77   $  75,302   $  (9,662)   $  81,129    $   4,950   $ (32,967)  $ 118,829
                                                ======   =========   =========    =========    =========   =========   =========


Balance at December 31, 2001                    $   77   $  74,146   $ (11,101)   $  80,657    $   18,836  $ (23,292)  $ 139,323

Comprehensive income:

   Net Income                                       --          --          --        1,758           --          --       1,758
   Change in net unrealized gain  on
   securities available for sale, net of re-
   classification adjustments and tax effects       --          --          --           --          (80)         --         (80)
                                                                                                                       ---------
     Total comprehensive income                     --          --          --           --                       --       1,678

Cash dividends declared ($.12 per share )           --          --          --         (705)          --          --        (705)

Treasury stock purchased                            --          --          --           --           --      (3,253)     (3,253)

Change in unearned compensation - MRP               --          74         273           --           --          --         347

Change in unearned compensation - ESOP              --          85         119           --           --          --         204
                                                ------   ---------   ---------    ---------    ---------   ---------   ---------
Balance at March 31, 2002                       $   77   $  74,305   $ (10,709)   $  81,710    $  18,756   $ (26,545)  $ 137,594
                                                ======   =========   =========    =========    =========   =========   =========

See accompanying notes to unaudited consolidated financial statements.

                    BERKSHIRE HILLS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                Three Months Ended
                                                                                    March 31,
                                                                               --------------------
                                                                                 2003        2002
                                                                               --------    --------
                                                                                   (In thousands)
Cash flows from operating activities:
       Net income                                                              $  1,822    $  1,758
       Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for loan losses                                              325       1,510
             Net amortization of securities                                         523         167
             Depreciation and amortization expense                                  552         598
             Amortization of other intangibles                                       51          51
             Management Rewards Plan Expense                                        256         347
             ESOP Plan Expense                                                      219         204
             (Gain) loss on sales and dispositions of securities, net              (840)         20
             Deferred tax provision                                                 254          (1)
             Loss on sale of OREO property                                           44          --
             Net change in loans held for sale                                       --       2,370
             Minority interest                                                      (98)       (167)
             Changes in operating assets and liabilities:
                 Accrued interest receivable and other assets                    (1,995)        474
                 Accrued expenses and other liabilities                           5,165        (436)
                                                                               --------    --------
                     Net cash provided by operating activities                    6,278       6,895
                                                                               --------    --------


Cash flows from investing activities:
       Activity in available for sale securities:
             Sales                                                                8,510       1,215
             Maturities                                                          55,490       7,985
             Principal payments                                                   8,673       6,687
             Purchases                                                          (52,700)    (18,073)
       Activity in held to maturity securities:
             Maturities                                                           6,000       2,222
             Principal payments                                                  12,790       7,213
             Purchases                                                          (30,585)     (8,766)
       Purchase of Federal Home Loan Bank stock                                      --         (75)
       Loan originations, net of principal payments                             (67,159)     10,909
       Additions to banking premises and equipment                                 (392)       (385)
       Proceeds from sales of foreclosed real estate                              1,456          --
       Purchase of common stock in connection with stock awards plan                 68          --
                                                                               --------    --------
             Net cash provided by investing activities                          (57,849)      8,932
                                                                               --------    --------

                                   (continued)

                    BERKSHIRE HILLS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (concluded)
                                    Unaudited

                                                                                Three Months Ended
                                                                                    March 31,
                                                                               --------------------
                                                                                 2003        2002
                                                                               --------    --------
                                                                                   (In thousands)
Cash flows from financing activities:
       Net increase (decrease) in deposits                                     $  8,760    $ (1,287)
       Net decrease in securities sold under agreements to repurchase              (700)       (300)
       Proceeds from Federal Home Loan Bank advances with maturities             25,000      30,000
         in excess of three months
       Repayments of Federal Home Loan Bank advances with maturities            (21,219)    (21,934)
         in excess of three months
       Net decrease in loans sold with recourse                                    (236)         --
       Treasury stock purchased                                                  (3,341)     (3,253)
       Exercise of officer stock options and non-employee Directors benefit
       programs                                                                     502          --
       Dividends                                                                   (673)       (705)
                                                                               --------    --------
             Net cash provided by financing activities                            8,093       2,521
                                                                               --------    --------

Net change in cash and cash equivalents                                         (43,478)     18,348

Cash and cash equivalents at beginning of period                                 60,655      42,123
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $ 17,177    $ 60,471
                                                                               ========    ========

Supplemental cash flow information:
       Interest paid on deposits                                               $  3,761    $  4,754
       Interest paid on borrowed funds                                            1,055       1,479
       Income taxes paid (refunded)                                              (1,467)        781
       Transfers from loans to foreclosed real estate                                --       2,000

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002
                                   (Unaudited)

Note 1. Basis of Presentation

      The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp., and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2002. The consolidated financial information at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

Note 2. Commitments

      At March 31, 2003, the Company had outstanding commitments to originate new residential and commercial loans totaling $34.3 million, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $42.8 million and unadvanced commercial lines, including unadvanced construction loan funds, totaled $65.1 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3. Earnings Per Share

      Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan (the "ESOP") are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three months ended March 31, 2003 and 2002, respectively.

      Basic earnings per share equaled $0.34 for the quarter ending March 31, 2003, based on 5,356,912 average shares outstanding as compared to $0.32 for the quarter ending March 31, 2002 based on 5,540,348 average shares outstanding. Diluted earnings per share equaled $0.32 for the quarter ending March 31, 2003, based on 5,731,003 average shares outstanding as compared to $0.29 for the quarter ending March 31, 2002 based on 5,963,230 average shares outstanding.

Note 4. Tangible Book Value

      The tangible book value per share of Berkshire Hills' common stock at March 31, 2003 was $18.07, based on tangible stockholders' equity of $108.4 million and outstanding shares of 6,000,862. The tangible book value at December 31, 2002 was $18.00 based on tangible stockholders' equity of $110.1 million and total outstanding shares of 6,117,134.

Note 5. Dividend

      On January 22, 2003, the Company's Board of Directors declared a cash dividend of $0.12 per share, which was paid on February 21, 2003, to stockholders of record on February 6, 2003.

Note 6. Stock Repurchase Program

      During the first quarter of 2003, the Company continued its fifth 5% stock repurchase program purchasing 146,200 shares at a cost of $3.3 million. The Company had 16,216 shares available at May 12, 2003 for repurchase under this program.

Note 7. Goodwill and Other Intangibles

      Goodwill and other intangibles includes goodwill associated with the acquisition of EastPoint Technologies, LLC ("EastPoint") as well as the Company's purchase of two branches from another financial institution in 1991 and three branches in 1998, which are evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint purchase, which are being amortized on a straight-line basis over three years. The carrying amount of goodwill as of March 31, 2003 and December 31, 2002 was $10.1 million.

      A summary of other intangible assets as of March 31, 2003 and December 31, 2002 is as follows:

                                                      At March 31, 2003                At December 31, 2002
                                                 ----------------------------    ---------------------------------
                                                                          (In thousands)

                                                    Gross                             Gross
                                                   Carrying         Accumulated      Carrying         Accumulated
                                                    Amount         Amortization       Amount         Amortization
                                                 -------------------------------    ------------------------------
     Customer Relationships                         $ 253             $ 355            $ 304            $ 304

      The amortization expense and other intangible assets amounted to $51,000 for the three month periods ended March 31, 2003 and March 31, 2002. The remaining amortization of $253,000 will be expensed by the year ended December 31, 2004.

Note 8. Stock Compensation Plans

      Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them.

      At March 31, 2003 and December 31, 2002 the Company had a stock-based incentive plan and has elected to continue with the accounting methodology in Opinion No. 25, and as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting has been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                 Quarters Ended March 31,
                                                                -------------------------
                                                                   2003            2002
                                                                ---------       ---------
                                                                   (In thousands, except
                                                                      per share data)
Net income, as reported                                         $   1,822       $   1,758
Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                   104              81
                                                                ---------       ---------
Pro forma net income                                            $   1,718       $   1,677
                                                                =========       =========

Earnings per share
         Basic - as reported                                    $    0.34       $    0.32
                                                                =========       =========
         Basic - pro forma                                      $    0.32       $    0.30
                                                                =========       =========

         Diluted - as reported                                  $    0.32       $    0.29
                                                                =========       =========
         Diluted - pro forma                                    $    0.30       $    0.28
                                                                =========       =========

Note 9. Real Estate Investment Trust (REIT)

      On March 5, 2003, legislation was enacted in Massachusetts eliminating the state tax deduction on dividends received from a REIT, retroactive to tax years beginning in 1999. As a result, the Company ceased recording tax benefits associated with the dividends received deduction effective for the 2003 tax year and accrued $515,000 during the first quarter of 2003, representing the amount of tax benefits realized by the Company through the dividends received deduction through December 31, 2002, plus interest, partially offset by the estimated impact of the expected deductibility for federal income tax purposes of these amounts. The Company has appealed the state's assessment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2003 and 2002, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward-Looking Statements

      This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies, and expectations of Berkshire Hills and Berkshire Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Berkshire Hills' and Berkshire Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' and Berkshire Bank's market area, changes in real estate market values in Berkshire Hills' and Berkshire Bank's market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire Hills does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

      Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks. With eleven full service branch offices serving communities throughout Berkshire County, Berkshire Bank is the largest banking institution based in western Massachusetts. The Bank is a community-based financial institution that originates a variety of loan products including real estate loans, commercial loans, and consumer loans primarily in Berkshire County, Massachusetts and its surrounding areas. The Bank offers a wide variety of deposit products and other investment products and financial services to its customers, including asset management and trust services and municipal finance. Berkshire Hills, through its wholly owned subsidiary Berkshire Hills Technology, Inc., owns a 60.3% interest in EastPoint Technologies, LLC ("EastPoint"), a data and financial services provider for financial institutions.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

      Total assets at March 31, 2003 were $1.06 billion, an increase of $14.9 million, or 1.4%, from $1.05 billion at December 31, 2002. The increase was primarily due to an increase of $66.9 million, or 9.2%, in loans, which totaled $789.9 million at March 31, 2003 compared to $723.0 million at December 31, 2002. The increase in loans was funded by the proceeds from the maturities and sales of $41.3 million in short-term investments and $9.6 million in securities, and an increase of $12.5 million in deposits and borrowings.

Loans

      The increase in loans was primarily due to the purchase of $59.4 million in residential one-to four-family mortgage loans in the first quarter of this year, of which $15.2 million was purchased in January and $44.2 million in March. These purchased loans consist primarily of adjustable rate mortgages that have a fixed rate of interest for the first three or seven years, adjusting annually thereafter, and to a lesser extent, 15 year fixed rate mortgages. Due in large part to the loan purchases, residential one-to four-family real estate loans totaled $300.1 million at March 31, 2003, an increase of $65.1 million, or 27.7%, from December 31, 2002. Other real estate loans also increased due to a $4.0 million, or 36.0%, increase in commercial land development and construction loans, which totaled $15.0 million at March 31, 2003 compared to $11.1 million at December 31, 2002.

      Automobile loans totaled $107.0 million at March 31, 2003, a decrease of $6.3 million, or 5.6%, from December 31, 2002. Specifically, sub-prime automobile loans decreased $2.3 million, or 11.9%, to $17.2 million at March 31, 2003, as the Company continued to exit the sub-prime automobile loan business, allowing existing balances to run-off and be reinvested in loans and securities with better credit quality.

      Commercial loans increased $3.9 million, or 2.4%, to $169.2 million at March 31, 2003 from $165.3 million at December 31, 2002.

                                         At March 31, 2003         At December 31, 2002
                                       ---------------------      ---------------------
                                                    Percent                    Percent
                                        Balance     of total       Balance     of total
                                       --------     --------      --------     --------
                                                    (Dollars in thousands)
Real estate loans:
    Residential one-to four-family     $300,077        37.99%     $235,020        32.50%
    Residential land development
       and construction                   6,230         0.79%        6,576         0.91%
    Commercial real estate              131,422        16.64%      131,130        18.14%
    Commercial land development
       and construction                  15,030         1.90%       11,051         1.53%
    Multi-family                         15,564         1.97%       14,920         2.06%
                                       --------     --------      --------     --------
        Total real estate loans         468,323        59.29%      398,697        55.14%

Commercial loans                        169,220        21.42%      165,274        22.86%

Consumer loans:
    Automobile                          106,986        13.55%      113,321        15.68%
    Home equity loans                    41,473         5.25%       40,713         5.63%
    Other                                 3,895         0.49%        5,017         0.69%
                                       --------     --------      --------     --------
        Total consumer loans            152,354        19.29%      159,051        22.00%

Total loans                             789,897                    723,022

Less:  Allowance for loan losses        (10,349)        1.31%      (10,308)        1.43%
                                       --------                   --------
    Loans, net                        $ 779,548                  $ 712,714
                                      =========                  =========

Allowance for Loan Losses

      All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions in an amount considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on March 31, 2003, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

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

      On March 31, 2003, the allowance for loan losses totaled $10.3 million, or 1.31% of total loans outstanding, as compared to $10.3 million, or 1.43% of total loans outstanding, at December 31, 2002. Charged-off loans totaled $1.1 million during the first three months this year, a decline of $2.0 million from $3.1 million for the same three months last year. In particular, consumer loan charge-offs decreased $1.6 million, or 58.9%, to $1.1 million at March 31, 2003 from $2.7 million at March 31, 2002 as the Bank benefited from the sale of sub-prime automobile loans in the fourth quarter of last year, which have had historically higher charge-offs than other types of loans. In addition, the Bank charged off no loans in the commercial real estate portfolio versus one loan totaling $360,000 that was charged off last year. Recoveries totaled $827,000 for the three months this year compared to $1.3 million for the same three months last year as the Bank continued to aggressively pursue the collection of previously charged-off loans. Commercial recoveries totaled $402,000 as the Bank collected on two previously charged-off loans. On March 31, 2003, the allowance expressed as a percentage of nonperforming loans was 266.59%; on December 31, 2002 and March 31, 2002 it was 275.54% and 329.12%, respectively.

      The following table sets forth information regarding the allowance for loan losses for the three month periods ended March 31, 2003 and 2002.

                                                            Three Months Ended
                                                       ------------------------------
                                                       March 31, 2003  March 31, 2002
                                                       --------------  --------------
Allowance for loan losses, beginning of period           $   10,308      $   11,034

Charge-offs:
    Residential one-to four-family                               --              --
    Residential land development and construction                --              --
    Commercial real estate                                       --             360
    Commercial land development and construction                 --              --
    Multi-family                                                 --              --
    Commercial                                                    3              30
    Consumer (1)                                              1,108           2,699
                                                         ----------      ----------
        Total charge-offs                                     1,111           3,089
                                                         ----------      ----------

Recoveries:
    Residential one-to four-family                               --              --
    Residential land development and construction                --              --
    Commercial real estate                                       --              --
    Commercial land development and construction                 --              --
    Multi-family                                                 --              --
    Commercial                                                  402              22
    Consumer (1)                                                425           1,282
                                                         ----------      ----------
        Total recoveries                                        827           1,304
                                                         ----------      ----------

Net charge-offs                                                 284           1,785

Provision                                                       325           1,510
                                                         ----------      ----------

Allowance for loan losses, end of period                 $   10,349      $   10,759
                                                         ==========      ==========

Net loans charged-off to total loans                           0.04%           0.23%
Allowance for loan losses to total loans                       1.31%           1.37%
Allowance for loan losses to nonperforming loans             266.59%         329.12%
Recoveries to charge-offs                                     74.44%          42.21%

(1) Consists primarily of automobile loans

Nonperforming Assets

      The following table sets forth information regarding nonperforming assets as of March 31, 2003 and December 31, 2002.

                                                    At March 31, 2003   At December 31, 2002
                                                    -----------------   --------------------
                                                           (Dollars in thousands)
Nonaccruing loans:
    Residential one-to four-family                      $    220             $    230
    Residential land development and construction             --                   --
    Commercial real estate                                   167                   --
    Commercial land development and construction              --                   --
    Multi-family                                              --                   --
    Commercial                                             2,641                2,850
    Automobile                                               854                  661
    Home equity                                               --                   --
    Other consumer                                            --                   --
                                                        --------             --------
        Total                                              3,882                3,741
                                                        --------             --------

Other real estate owned                                       --                1,500
                                                        --------             --------

Total nonperforming assets                              $  3,882             $  5,241
                                                        ========             ========

Total nonperforming loans to total loans                    0.49%                0.52%

Total nonperforming assets to total assets                  0.37%                0.50%

      Generally, the Company ceases accruing interest on all loans, except automobile loans, when principal or interest payments are 90 days or more past due unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. The Company initiated a policy in 2001 for automobile loans whereby all delinquent automobile loans remain on accrual status until they are 120 days past due at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. At March 31, 2003, the Company had $354,000 in automobile loans that were 90 days past due and still accruing as compared to $590,000 at December 31, 2002.

      Total nonaccruing loans amounted to $3.9 million, an increase of $141,000, or 3.8%, from $3.7 million at December 31, 2002. This increase in nonaccruals was primarily due to a $193,000 increase in total consumer loan nonaccruals, most of which were from the balance of sub-prime automobile loans that were held at December 31, 2002. The ratio of nonperforming loans as a percentage of total loans decreased to 0.49% at March 31, 2003 from 0.52% as of December 31, 2002. The Bank held no foreclosed real estate at March 31, 2003 compared to $1.5 million at December 31, 2002 as the Bank sold one commercial property in the first quarter.

Investment Securities

      Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $217.3 million at March 31, 2003, a decrease of $9.6 million, or 4.2%, from $226.9 million at December 31, 2002. This decrease occurred as proceeds from called agency securities and bond maturities were partially used to fund the loan purchases that occurred in the first quarter. The net unrealized gain in the portfolio decreased by $592,000 to $5.0 million at March 31, 2003, primarily due to the sale of $1.6 million in equity securities, and general market conditions. This change was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity. The Bank also sold $3.9 million of corporate bonds with credit ratings of BBB- or below, at a nominal gain, to further improve the Bank's credit risk profile.

Other Assets

      Other assets increased $1.8 million, or 13.4%, to $15.1 million at March 31, 2003, primarily due to security transactions that had yet to settle as of March 31, 2003.

Deposits

      Customers' deposits are the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of March 31, 2003 and December 31, 2002.

                                  At March 31, 2003               At December 31, 2002
                            -----------------------------    -----------------------------
                                              Percent                           Percent
                               Balance       of deposits        Balance       of deposits
                            -------------  --------------    -------------   -------------
                                               (Dollars in thousands)
Demand deposits               $  81,486        10.30%          $  87,148         11.14%
NOW accounts                     84,869        10.73%             92,245         11.79%
Savings accounts                165,954        20.98%            158,469         20.26%
Money market accounts           123,530        15.61%            114,309         14.61%
Certificates of deposit         335,281        42.38%            330,189         42.20%
                              ---------                        ---------
    Total deposits            $ 791,120                        $ 782,360
                              =========                        =========

      Total deposits were $791.1 million on March 31, 2003, an increase of $8.8 million for the first three months of the year as the Bank saw modest growth in what is traditionally a seasonally slow quarter. Savings accounts and certificates of deposit accounts increased $12.6 million in the quarter as customers moved money out of demand deposit and NOW accounts, which decreased $13.0 million. Money market accounts increased $9.2 million as the Bank has aggressively looked to increase its volume of municipal deposits.

Borrowings

      Borrowings from the Federal Home Loan Bank of Boston totaled $136.8 million at March 31, 2003, a $3.8 million, or 2.8%, increase from $133.0 million at December 31, 2002. The Company had additional borrowing capacity of $209.9 million at the Federal Home Loan Bank of Boston at March 31, 2003.

Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities totaled $11.0 million at March 31, 2003, an increase of $5.2 million from December 31, 2002. This increase was primarily due to security transactions that had yet to settle as of March 31, 2003.

Stockholders' Equity

      At March 31, 2003, the Company had $118.8 million in stockholders' equity compared to $120.6 million at December 31, 2002. The decrease was primarily due to the purchase of 146,200 shares of the Company's common stock at a cost of $3.3 million, the declaration and payment of cash dividends of $0.12 per common share amounting to $673,000, and a decrease of $592,000 in net unrealized gain on securities, which was recognized in accumulated other comprehensive income. Partially offsetting these decreases was net income of $1.8 million.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and
2002

      Net Interest Income. Net interest income is the largest component of the Company's revenue and is the difference between the interest and dividends earned on loans and securities and interest paid on the Company's funding sources, primarily deposits and advances from the Federal Home Loan Bank of Boston. Net interest income decreased $1.4 million, or 15.4%, to $9.1 million for the first quarter of 2003 from $10.5 million for the first quarter of 2002. This decrease occurred as the average yield on earning assets decreased 148 basis points to 5.62% for the quarter ended March 31, 2003 from the same period last year, while the rates paid on interest-bearing liabilities decreased 68 basis points to 2.10% for the first quarter this year compared to the first quarter last year.

      Total interest and dividend income decreased $2.7 million, or 16.1%, to $13.9 million for the quarter ended March 31, 2003 as compared to the same quarter last year. Loan interest declined to $12.0 million in the current quarter, a decrease of $3.0 million, or 19.9%, of which approximately $1.4 million was attributable to the sale of $69.7 million of sub-prime automobile loans in the fourth quarter of 2002. These loans carried an average yield of approximately 10.0%, while the sale proceeds were reinvested throughout the current quarter at a yield of approximately 4.0%. The remainder of the decline, or approximately $1.6 million, was attributed to the impact of a general market decline in interest rates, as prepayment of principal on mortgage loans were reinvested at lower yields. Bond interest income increased $316,000 or 25.2%, to $1.6 million at March 31, 2003 as higher average balances more than offset a lower average rate earned.

      Total interest expense fell $1.3 million, or 20.8%, to $4.8 million for the first quarter due to lower rates paid on all interest-bearing liabilities. Deposit expense totaled $3.8 million for the quarter ended March 31, 2003, a decrease of $906,000, or 19.4%, from $4.7 million for the quarter ended March 31, 2002. Interest paid on Federal Home Loan Bank of Boston advances and other borrowings decreased $359,000, or 25.2%, to $1.1 million as higher cost advances were replaced by advances at lower rates.

      The Company's provision for loan losses was $325,000 in the first quarter of this year as compared to $1.5 million in the same quarter last year. In assessing the provision for the first quarter of 2003, management took into consideration a $99.7 million decrease in sub-prime automobile loans from the first quarter of last year. The Company also considered loan charge-offs, which decreased $2.0 million to $1.1 million in the first quarter of this year from $3.1 million last year. Foremost in this decrease was consumer loan charge-offs which decreased $1.6 million to $1.1 million at March 31, 2003. Additionally, management considered the level of delinquent loans, which declined from 1.75% of total loans at March 31, 2002 to 0.94% at March 31, 2003, current recoveries and evaluated the likelihood for recoveries of previously charged-off loans, among other factors.

      Noninterest Income. For the quarter ended March 31, 2003, noninterest income totaled $3.6 million, an $817,000, or 29.8%, increase from $2.7 million for the same quarter last year. The primary reason for this increase was an $840,000 gain on the sale of securities, net, compared to a loss of $20,000 in the same quarter last year. This gain resulted from the sale of equity securities, as the Bank continued to reduce its exposure to the equity markets, and to a lesser extent, the sale of lower grade corporate bonds.

      Customer service fees increased $109,000, or 24.4%, to $556,000 due primarily to a higher level of deposit transaction activity, specifically in ATM and debit card usage. Trust Department fees declined $51,000, or 10.5%, to $436,000, impacted by the performance of the equity markets, as certain fees are directly tied to market performance, and lower estate settlement fees. Loan fees declined $152,000, or 76.0%, to $48,000 due to lower mortgage loan sales as management decided to retain mortgage loan originations in the portfolio. The decline of $129,000, or 68.3%, in other income was largely due to lower municipal finance fees, which can fluctuate quarter to quarter.

      License maintenance and processing fees and license sales and other fees, which represent revenue from Eastpoint, increased a total of $180,000 to $1.6 million for the current quarter as compared to the same quarter last year. Expenses for Eastpoint, which are recorded in various noninterest expense categories, were up $75,000 to $1.8 million for the current quarter. Eastpoint's financial condition improved as the operating loss declined $105,000 in the current quarter.

      Noninterest Expenses. Noninterest (operating) expenses decreased $451,000, or 5.0%, to $8.7 million for the three months ended March 31, 2003 from $9.1 million for the same three months last year. Salaries and benefits expense totaled $5.3 million for the first quarter of 2003, a decline of $242,000, or 4.4%, from the first quarter last year, primarily due to the management reorganization that occurred in the fourth quarter of 2002. Also contributing to the decrease in operating expenses was a $362,000 decrease in foreclosed real estate and other loans, net, as expenses associated with repossessed automobiles declined $325,000 due primarily to the December sale of sub-prime automobile loans. Partially offsetting these decreases was an increase in other expenses of $103,000, which consisted mainly of a $44,000 interest charge related to the taxes owed in the disallowance of the state tax deduction on dividends received from the REIT, and a $69,000 lower minority interest credit, as Eastpoint's loss was lower this quarter compared to the first quarter last year.

      Income Taxes. Income taxes were $1.8 million in the first quarter of 2003 compared to $848,000 for the first quarter last year. The increase in taxes was due to an increase in the effective tax rate to 37.0% in the first quarter this year versus 32.5% for the first quarter last year, which was due to higher income before taxes and a $487,000 charge due to the elimination of the state tax deduction for the dividend received from the Company's REIT. The effective tax rate of 37.0% is expected to remain throughout 2003 as the result of the elimination of the dividend received deduction from the REIT.

      On March 5, 2003, legislation was passed in Massachusetts, which prohibits use of a state tax deduction on dividends received from a REIT, effective for the tax years beginning in 1999. As a result, the Company ceased recording tax benefits associated with the dividends received deduction effective for the 2003 tax year and accrued $515,000, representing the amount of tax benefits, adjusted for the expected deduction of federal taxes, realized by the Company through the dividends received deduction through the 2002 tax year. Such amount includes interest assessed by the Massachusetts Department of Revenue, adjusted for the expected deduction of federal taxes, through December 31, 2002. The Company has appealed the assessment and intends to challenge the retroactive nature of the legislation.

Regulatory Capital

      The Company's capital to assets ratios for March 31, 2003 and December 31, 2002 were 11.20% and 11.53%, respectively. The various regulatory capital ratios for the Bank at March 31, 2003 and December 31, 2002 were as follows:

                                                      At March 31, 2003              At December 31, 2002
                                                    --------------------             --------------------
Total capital to risk weighted assets:
    Berkshire Bank                                          13.38%                         13.60%

Tier 1 capital to risk weighted assets:
    Berkshire Bank                                          11.74                          11.85

Tier 1 capital to average assets:
    Berkshire Bank                                           9.00                           8.81

      As of March 31, 2003, the Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. As part of management's revised strategy to address the overall credit risk to the Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements, which consider the amount of lower quality sub-prime automobile loans in the loan portfolio.

Liquidity

      Liquidity is the ability to meet current and future financial obligations of a short term nature. The Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities.

      The Bank's primary investing activities are: (1) originating residential one-to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit, and consumer loans; and (2) investing in mortgage-and asset-backed securities, U.S. Government and agency obligations, and corporate equity securities and debt obligations. Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $142.2 million at March 31, 2003. The Company's investments in mortgage-and asset-backed securities, U.S. Government and agency obligations, corporate debt obligations and corporate equity securities totaled $217.3 million at March 31, 2003. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. The Bank closely monitors its liquidity position on a daily basis. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank of Boston and through a repurchase agreement with the Depositors Insurance Fund, the Bank's excess deposit insurer.

      The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank. Certificates of deposit that were scheduled to mature in one year or less from March 31, 2003 were approximately $213.3 million.

      The primary source of funding for Berkshire Hills is dividend payments from the Bank, and to a lesser extent, earnings on deposits held by Berkshire Hills. Dividend payments by the Bank have primarily been used to pay dividends and fund stock repurchase programs. The Bank's ability to pay dividends and other capital distributions to Berkshire Hills is generally limited by the Massachusetts banking regulations and the regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

      Qualitative Aspects of Market Risk. The Bank's most significant form of market risk is interest rate risk. The principal objectives of the Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. The Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports to the Executive Committee of the Bank and the Board of Directors. The Asset/Liability Committee consists of the Bank's President and Chief Executive Officer; Senior Vice President and Chief Financial Officer; Senior Vice President-Retail Banking and Operations; Senior Vice President-Commercial Lending; Senior Vice President-Retail Lending; Vice President and Controller; and Financial Analyst. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

      The Bank manages interest rate risk by:

      o emphasizing the origination of adjustable rate loans and, from time to time, selling a portion of its longer term fixed rate loans as market interest rate conditions dictate;

      o     originating shorter term commercial and consumer loans;

      o investing in high quality, liquid securities that provide the flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan portfolio;

      o     promoting lower cost core deposits; and

      o using Federal Home Loan Bank of Boston advances to better structure maturities of its interest rate sensitive liabilities.

      For the Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $7.5 million at March 31, 2003. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Hills' stockholders' equity. Since December 31, 2002, this component has decreased $592,000. It is not possible to predict with complete accuracy the direction and magnitude of market value changes in the securities portfolio. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

      Quantitative Aspects of Market Risk. Berkshire Hills uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in the balance sheet mix. The model assumes the yield curve is derived from the interpolated Treasury yield curve and that an instantaneous increase or decrease of market interest rates would cause a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings are expected to reprice at the new market rate on the contractual review or maturity date. The Company closely monitors its loan prepayment trends and uses prepayment guidelines set forth by Freddie Mac, Fannie Mae and other market sources as well as Company generated figures where applicable. All prepayments are assumed to roll over into new loans originated in the same loan category at the new market rate. Berkshire Hills further assumes that its securities' cash flows, especially its mortgage-backed securities cash flows, are such that they will generally follow industry standards and that prepayments will be reinvested in the same category at the prevailing market rate. Finally, the model presumes that the balance sheet mix will remain relatively unchanged throughout the next calendar year.

      The tables below set forth, as of March 31, 2003 and December 31, 2002, estimated net interest income and the estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.

   Increase/
   (decrease)
   in market                     At March 31, 2003                                At December 31, 2002
 interest rates      ------------------------------------------        -------------------------------------------
in basis points                       Dollar         Percent                             Dollar        Percent
  (rate shock)         Amount         Change         change               Amount         change         change
-----------------    ------------   ------------   ------------        -------------  -------------  -------------
       200            $  37,322      $     527           1.43%           $  34,583     $  (1,027)        (2.88)%
       100               37,430            635           1.73               34,741          (869)        (2.44)
      Static             36,795             --             --               35,610            --            --
      (100)              35,670         (1,125)         (3.06)              35,162          (448)        (1.26)
      (200)              34,052         (2,743)         (7.46)              32,908        (2,702)        (7.59)

      In the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points, the March 31, 2003 chart indicates a decrease in net interest income of $1.1 million while the December 31, 2002 chart indicates a decrease of $448,000. Likewise, in the event of a sudden and sustained 200 basis point decline in market interest rates, the March 31, 2003 table indicates a decrease of $2.7 million, consistent with the decrease of $2.7 million indicated by the December 31, 2002 chart. Both of these charts reflect that in a declining interest rate environment, the rates paid on deposit accounts would reach assumed floors and that prepayment of principal on mortgage-backed loans and securities would accelerate, resulting in these principal payments being reinvested at lower yields.

      In the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points, the March 31, 2003 chart indicates that net interest income would increase by $635,000 and $527,000, respectively. This differs from the December 31, 2002 chart which indicates that a sudden and sustained increase of 100 and 200 basis points would decrease net interest income by $869,000 and $1.0 million, respectively. This change in the Company's interest rate risk profile resulted primarily from management's reevaluation of the repricing assumptions on certain non-maturity deposits. After examining the past repricing history and considering expectations for future repricing, management determined that for every 100 basis point rise in prevailing market interest rates the rates paid on savings, municipal money market and money market accounts would be expected to rise by 50 basis points, down from an expected increase of 100 basis points at December 31, 2002. NOW accounts and commercial money market accounts would be expected to increase by 25 and 75 basis points, respectively, down from an expected increase of 100 basis points at December 31, 2002.

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

      None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K (ss.249.308 OF THIS CHAPTER).

      (a)   Exhibits

            3.1   Certificate of Incorporation of Berkshire Hills Bancorp,
                  Inc. (1)

            3.2   Bylaws of Berkshire Hills Bancorp, Inc. (2)

            4.0   Stock Certificate of Berkshire Hills Bancorp, Inc. (1)

            99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

----------
      (1) Incorporated herein by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-32146.

      (2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q as filed on November 14, 2002.

      (b)   Reports on Form 8-K

            On January 17, 2003, the Company filed a Form 8-K in which it announced under Item 9 its expected fourth quarter earnings per share and the net charges related to its management and operations restructuring. The press release announcing these items was attached by exhibit.

            On January 23, 2003, the Company filed a Form 8-K in which it announced under Item 9 its fourth quarter and year-end earnings and the declaration of a quarterly dividend of $0.12 per share. The Company also announced that its 2003 annual meeting of stockholders would be held on May 1, 2003. The press release announcing these items was attached by exhibit.

            On January 27, 2003, the Company filed a Form 8-K in which it announced under Item 9 earnings guidance for 2003. The press release announcing the earnings guidance was attached by exhibit.

            On February 10, 2003, the Company filed a Form 8-K in which it announced under Item 9 that Wayne F. Patenaude would begin as Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank on or about March 1, 2003. The press release announcing Mr. Patenaude's appointment was attached by exhibit.

            On March 6, 2003, the Company filed a Form 8-K in which it announced under Item 9 that a law was passed eliminating the availability of a deduction for dividends received from a real estate investment trust, effective for the tax years beginning in 1999. As a result, the Company ceased recording tax benefits it had received through the dividends received deduction effective for the 2003 tax year and accrued $513,000 during the first quarter of 2003. The accrual amount represents the amount of tax benefits realized by the Company through the dividends received deduction through December 31, 2002, offset by the estimated impact of the expected deductibility for federal income tax purposes of any amounts assessed by the Department of Revenue. The accrued amount includes interest that was assessed by the Department of Revenue.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BERKSHIRE HILLS BANCORP, INC.

Dated: May 12, 2003         By: /s/ Michael P. Daly
                                    --------------------------------------------
                                    Michael P. Daly
                                    President, Chief Executive Officer
                                    and Director
                                    (principal executive officer)

Dated: May 12, 2003         By: /s/ Wayne F. Patenaude
                                    --------------------------------------------
                                    Wayne F. Patenaude
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                     /s/ Michael P. Daly
                                       -----------------------------------------
                                           Michael P. Daly
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Wayne F. Patenaude, certify, that:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                    /s/ Wayne F. Patenaude
                                      ------------------------------------------
                                          Wayne F. Patenaude
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer