Form 10-Q
period 2003-06-30
BERKSHIRE HILLS BANCORP INC
filed 2003-08-13
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-15781

                          BERKSHIRE HILLS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                           04-3510455
    (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                          Identification No.)

24 North Street, Pittsfield, Massachusetts                            01201
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

      The Issuer had 5,871,316 shares of common stock, par value $0.01 per share, outstanding as of August 11, 2003.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of                                  1
           June 30, 2003 and December 31, 2002

           Consolidated Statements of Income for the Three and Six            2
           Months Ended June 30, 2003 and 2002

           Consolidated Statements of Changes in Stockholders' Equity         3
           for the Six Months Ended June 30, 2003 and 2002

           Consolidated Statements of Cash Flows for the                      4
           Six Months Ended June 30, 2003 and 2002

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial                  9
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk        17

Item 4.    Controls and Procedures                                           19

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings                                                 20
Item 2.    Changes in Securities and Use of Proceeds                         20
Item 3.    Defaults Upon Senior Securities                                   20
Item 4.    Submission of Matters to a Vote of Security Holders               20
Item 5.    Other Information                                                 20
Item 6.    Exhibits and Reports on Form 8-K                                  21

Signatures                                                                   22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                                                                 June 30,           December 31,
                                                                                   2003                 2002
                                                                                -----------         ------------
                                                                                        (In thousands)
Assets:
     Cash and due from banks                                                    $    11,303         $    17,258
     Short term investments                                                           8,024              43,397
                                                                                -----------         -----------
          Total cash and cash equivalents                                            19,327              60,655
     Securities available for sale, at fair value                                   179,011             173,169
     Securities held to maturity, at amortized cost                                  46,476              44,267
     Federal Home Loan Bank stock, at cost                                            7,858               7,440
     Savings Bank Life Insurance stock, at cost                                       2,043               2,043
     Loans                                                                          822,873             723,022
     Allowance for loan losses                                                      (10,282)            (10,308)
                                                                                -----------         -----------
               Net loans                                                            812,591             712,714
     Premises and equipment, net                                                     13,132              13,267
     Foreclosed real estate                                                              --               1,500
     Accrued interest receivable                                                      5,256               5,125
     Goodwill and other intangibles (1)                                              10,334              10,435
     Net deferred tax assets                                                          2,601               2,185
     Bank owned life insurance                                                        7,529                  --
     Other assets                                                                    12,211              13,315
                                                                                -----------         -----------
                Total assets                                                    $ 1,118,369         $ 1,046,115
                                                                                ===========         ===========
Liabilities and Stockholders' Equity:
     Deposits                                                                       816,772             782,360
     Federal Home Loan Bank advances                                                157,156             133,002
     Securities sold under agreements to repurchase                                      --                 700
     Loans sold with recourse                                                           765               1,201
     Due to broker                                                                   16,411                  --
     Accrued expenses and other liabilities (1)                                       6,714               5,846
                                                                                -----------         -----------
          Total liabilities                                                         997,818             923,109
                                                                                -----------         -----------
     Minority interests                                                               2,301               2,438
     Stockholders' Equity:
         Preferred stock  ($.01 par value; 1,000,000 shares authorized;
           none issued or outstanding)                                                   --                  --
         Common stock  ($.01 par value: 26,000,000 shares authorized;
           shares issued: 7,673,761 at June 30, 2003 and
           December 31, 2002; shares outstanding: 5,871,316 at
           June 30, 2003 and 6,117,134 at December 31, 2002)                             77                  77
         Additional paid-in capital                                                  75,430              74,632
         Unearned compensation                                                       (9,273)             (9,535)
         Retained earnings (1)                                                       82,603              80,010
         Accumulated other comprehensive income                                       5,870               5,542
         Treasury stock, at cost (1,802,445 shares at June 30, 2003
             and 1,556,627 shares at December 31, 2002)                             (36,457)            (30,158)
                                                                                -----------         -----------
               Total stockholders' equity                                           118,250             120,568
                                                                                -----------         -----------
     Total liabilities and stockholders' equity                                 $ 1,118,369         $ 1,046,115
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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                           June 30,
                                                            -------------------------         -------------------------
                                                               2003            2002             2003             2002
                                                            --------         --------         --------         --------
                                                                    (In thousands, except per share amounts)
Interest and dividend income:
     Bond interest                                          $  1,551         $  1,316         $  3,123         $  2,572
     Stock dividends                                             214              330              478              620
     Short term investment interest                               14              148               98              205
     Loan interest                                            12,360           14,774           24,341           29,731
                                                            --------         --------         --------         --------
Total interest and dividend income                            14,139           16,568           28,040           33,128
                                                            --------         --------         --------         --------
Interest expense:
     Interest on deposits                                      3,613            4,467            7,371            9,131
     Interest on FHLB advances and other borrowings            1,093            1,436            2,156            2,858
                                                            --------         --------         --------         --------
Total interest expense                                         4,706            5,903            9,527           11,989
                                                            --------         --------         --------         --------
Net interest income                                            9,433           10,665           18,513           21,139
Provision for loan losses                                        785            1,315            1,110            2,825
                                                            --------         --------         --------         --------
Net interest income, after provision for loan losses           8,648            9,350           17,403           18,314
                                                            --------         --------         --------         --------

Noninterest income:
     Customer service fees                                       619              592            1,175            1,039
     Trust department fees                                       554              467              990              954
     Loan fees                                                   147              185              195              385
     Gain(loss) on  securities, net                              317               12            1,157               (8)
     Gain on sale of loans                                       138               --              138               --
     License maintenance and processing fees                   1,136            1,093            2,277            2,170
     License sales and other fees                                990              545            1,470              909
     Other income                                                121              192              181              381
                                                            --------         --------         --------         --------
        Total noninterest income                               4,022            3,086            7,583            5,830
                                                            --------         --------         --------         --------
Operating expenses:
     Salaries and benefits                                     5,962            5,322           11,248           10,850
     Occupancy and equipment                                   1,222            1,278            2,603            2,696
     Marketing and advertising                                   139              124              242              212
     Data processing                                             239              156              460              346
     Professional services                                       294              306              542              605
     Office supplies                                             155              194              361              377
     Foreclosed real estate and other loans, net                 286              757              407            1,240
     Amortization of other intangibles (1)                        51               51              102              102
     Minority interests                                          (38)             (90)            (137)            (257)
     Other general and administrative expenses                 1,457            1,046            2,590            2,075
                                                            --------         --------         --------         --------
        Total operating expenses                               9,767            9,144           18,418           18,246
                                                            --------         --------         --------         --------
Income before taxes                                            2,903            3,292            6,568            5,898
     Provision for income taxes (1)                              765            1,070            2,608            1,918
                                                            --------         --------         --------         --------
Net income                                                  $  2,138         $  2,222         $  3,960         $  3,980
                                                            ========         ========         ========         ========
Earnings per share:
     Basic                                                  $   0.40         $   0.41         $   0.74         $   0.72
     Diluted                                                $   0.38         $   0.38         $   0.69         $   0.67
Weighted average shares outstanding:
     Basic                                                     5,291            5,455            5,355            5,497
     Diluted                                                   5,687            5,906            5,733            5,935

(1) For the quarter and six months ended June 30, 2002, the information reflects the adoption of SFAS 147. The impact for the quarter, and every quarter in 2002, resulted in a decrease of $124,000 in amortization expense, and an increase of $42,000 in the provision for income taxes. For the six months ended, the amortization expense decreased $248,000 and the provision for income taxes increased $84,000.

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                    Unaudited

                                                                                              Accumulated
                                                        Additional                               Other
                                              Common     Paid-in      Unearned     Retained  Comprehensive    Treasury
                                               Stock     Capital    Compensation   Earnings      Income         Stock       Total
                                              -------   ----------  ------------   --------  -------------    --------    ---------
                                                                                     (In thousands)
Balance at December 31, 2002                  $    77     $74,632     $ (9,535)    $ 80,010     $  5,542      $(30,158)   $ 120,568

Comprehensive income :
   Net income                                      --          --           --        3,960           --            --        3,960
   Change in net unrealized gain  on
    securities available for sale, net of
    re-classification adjustments and
    tax effects                                    --          --           --           --          328            --          328
                                                                                                                          ---------
      Total comprehensive income                                                                                              4,288

Cash dividends declared ($.24 per share)           --          --           --       (1,333)          --            --       (1,333)

Treasury stock purchased                           --          --           --           --           --        (6,885)      (6,885)

Treasury stock released                            --          --           --          (34)          --           586          552

Change in unearned compensation - MRP              --         570           25           --           --            --          595

Change in unearned compensation - ESOP             --         228          237           --           --            --          465
                                              -------     -------     --------     --------     --------      --------    ---------
Balance at June 30, 2003                      $    77     $75,430     $ (9,273)    $ 83,603     $  5,870      $(36,457)   $ 118,250
                                              =======     =======     ========     ========     ========      ========    =========

Balance at December 31, 2001                  $    77     $74,146     $(11,101)    $ 80,657     $ 18,836      $(23,292)   $ 139,323

Comprehensive income:
   Net Income                                      --          --           --        3,980           --            --        3,980
   Change in net unrealized gain  on
   securities available for sale, net of
   re-classification adjustments and
   tax effects                                     --          --           --           --       (1,547)           --       (1,547)
                                                                                                                          ---------
     Total comprehensive income                    --          --           --           --           --            --        2,433

Cash dividends declared ($0.24 per share)          --          --           --       (1,391)          --            --       (1,391)

Treasury stock purchased                           --          --           --           --           --        (6,294)      (6,294)

Change in unearned compensation - MRP              --          74          545           --           --            --          619

Change in unearned compensation - ESOP             --         190          238           --           --            --          428
                                              -------     -------     --------     --------     --------      --------    ---------
Balance at June 30, 2002                      $    77     $74,410     $(10,318)    $ 83,246     $ 17,289      $(29,586)   $ 135,118
                                              =======     =======     ========     ========     ========      ========    =========

See accompanying notes to unaudited consolidated financial statements.

                    BERKSHIRE HILLS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                  Six Months Ended June 30,
                                                                                 --------------------------
                                                                                    2003             2002
                                                                                 ---------         --------
                                                                                      (In thousands)
Cash flows from operating activities:
       Net income                                                                $   3,960         $  3,980
       Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for loan losses                                               1,110            2,825
             Net amortization of securities                                            917              335
             Depreciation and amortization expense                                   1,089            1,204
             Amortization of other intangibles                                         101              102
             Management Rewards Plan Expense                                           595              619
             ESOP Plan Expense                                                         465              428
             Increase in cash surrender value of Bank Owned Life Insurance             (29)              --
             (Gain) loss on sales and dispositions of securities, net               (1,157)               8
             Deferred tax provision (benefit)                                          269               (2)
             Loss on sale of foreclosed real estate                                     44               --
             Net change in loans held for sale                                          --            2,540
             Minority interest                                                        (137)            (257)
             Changes in operating assets and liabilities:
                 Accrued interest receivable and other assets                          973             (903)
                 Accrued expenses and other liabilities                                868             (251)
                                                                                 ---------         --------
                     Net cash provided by operating activities                       9,068           10,628
                                                                                 ---------         --------

Cash flows from investing activities:
       Activity in available for sale securities:
             Sales                                                                   9,600            5,785
             Maturities                                                             85,247           23,441
             Principal payments                                                     14,231           12,190
             Purchases                                                             (98,315)         (58,425)
       Activity in held to maturity securities:
             Maturities                                                             11,788            9,057
             Principal payments                                                     23,771           12,297
             Purchases                                                             (38,079)         (16,810)
       Purchase of Federal Home Loan Bank stock                                       (418)            (286)
       Purchase of Bank Owned Life Insurance                                        (7,500)              --
       Loan originations, net of principal payments and purchases                 (100,987)          (6,342)
       Additions to banking premises and equipment                                    (954)            (530)
       Proceeds from sale of foreclosed real estate                                  1,456               --
                                                                                 ---------         --------
             Net cash (used) by investing activities                              (100,160)         (19,623)
                                                                                 ---------         --------

                                   (continued)

                    BERKSHIRE HILLS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (concluded)
                                    Unaudited

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                             2003             2002
                                                                           --------         --------
                                                                                (In thousands)
Cash flows from financing activities:
       Net increase in deposits                                            $ 34,412         $  7,382
       Net decrease in securities sold under agreements
           to repurchase                                                       (700)            (850)
       Proceeds from Federal Home Loan Bank advances with maturities
           in excess of three months                                         55,000           55,172
       Repayments of Federal Home Loan Bank advances with maturities
           in excess of three months                                        (57,846)         (44,410)
       Proceeds of borrowings with maturities of three months or less,
           net of repayments                                                 27,000               --
       Net decrease in loans sold with recourse                                (436)              --
       Treasury stock purchased                                              (6,885)          (6,294)
       Re-issuance of treasury stock in connection with
           stock benefit programs                                               552               --
       Dividends                                                             (1,333)          (1,391)
                                                                           --------         --------
              Net cash provided by financing activities                      49,764            9,609
                                                                           --------         --------

Net change in cash and cash equivalents                                     (41,328)             614

Cash and cash equivalents at beginning of period                             60,655           42,123
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $ 19,327         $ 42,737
                                                                           ========         ========

Supplemental cash flow information:
       Interest paid on deposits                                           $  7,379         $  9,176
       Interest paid on borrowed funds                                        2,153            2,968
       Income taxes paid (refunded), net                                       (209)           1,065
       Transfers from loans to foreclosed real estate                            --            2,000
       Due to broker                                                         16,411               --

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002
                                   (Unaudited)

Note 1. Basis of Presentation

            The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp., and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2002. The consolidated financial information at June 30, 2003 and for the three- and six-month periods ended June 30, 2003 and 2002 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

Note 2. Commitments

            At June 30, 2003, the Company had outstanding commitments to originate new residential and commercial loans totaling $38.0 million, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $43.9 million and unadvanced commercial lines, including unadvanced construction loan funds, totaled $64.4 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3. Earnings Per Share

            Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan (the "ESOP") are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three and six months ended June 30, 2003 and 2002.

                                                Three Months Ended       Six Months Ended
                                                    June 30,                 June 30,
                                               -------------------     -------------------
                                                 2003        2002        2003        2002
                                                 ----        ----        ----        ----
                                                (In thousands, except per share amounts)
Net income                                     $ 2,138     $ 2,222     $ 3,960     $ 3,980
                                               =======     =======     =======     =======

Weighted Average common shares                   5,291       5,455       5,355       5,497

Dilutive effect of potential common shares
 related to stock compensation plans               396         451         378         438
                                               -------     -------     -------     -------

Weighted average common shares
  including potential dilution                   5,687       5,906       5,733       5,935
                                               =======     =======     =======     =======

Basic earnings per share                       $  0.40     $  0.41     $  0.74     $  0.72

Diluted earnings per share                     $  0.38     $  0.38     $  0.69     $  0.67

Note 4. Tangible Book Value

            The tangible book value per share of Berkshire Hills' common stock at June 30, 2003 was $18.38, based on tangible stockholders' equity of $107.9 million and outstanding shares of 5,871,316. The book value at December 31, 2002 was $18.00, based on tangible stockholders' equity of $110.1 million and total outstanding shares of 6,117,134.

Note 5. Dividend

            On April 23, 2003, the Company's Board of Directors declared a cash dividend of $0.12 per share, which was paid on May 23, 2003, to stockholders of record on May 8, 2003.

Note 6. Stock Repurchase Program

            During the second quarter of 2003, the Company completed its fifth stock repurchase program, purchasing 26,216 shares at a cost of $653,084, and initiated a sixth 5% stock repurchase program, purchasing 106,400 shares at a cost of $2.9 million. The Company has 193,486 shares available as of August 11, 2003 under this program.

Note 7. Goodwill and Other Intangibles

            Goodwill and other intangibles includes goodwill associated with the acquisition of EastPoint Technologies, LLC ("EastPoint") as well as the Company's purchase of two branches from another financial institution in 1991 and three branches in 1998, which are evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint purchase, which are being amortized on a straight-line basis over three years. The carrying amount of goodwill as of June 30, 2003 and December 31, 2002 was $10.1 million.

            A summary of other intangible assets as of June 30, 2003 and December 31, 2002 is as follows:

                                         At June 30, 2003          At December 31, 2002
                                     -----------------------    -------------------------
                                                      (In thousands)
                                      Gross                      Gross
                                     Carrying   Accumulated     Carrying      Accumulated
                                      Amount    Amortization     Amount      Amortization
                                     -----------------------    -------------------------
      Customer Relationships         $    202     $     406     $     304      $    304

            The amortization expense and other intangible assets amounted to $102,000 for the six-month periods ended June 30, 2003 and June 30, 2002. The remaining amortization of $202,000 will be expensed by the year ending December 31, 2004.

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

            At June 30, 2003 and December 31, 2002 the Company had a stock-based incentive plan and has elected to continue with the accounting methodology in Opinion No. 25, and as a result, the following table provides pro forma disclosures of net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                 ----------------------------      --------------------------------
                                                    2003              2002             2003               2002
                                                    ----              ----             ----               ----
                                                         (In thousands, except per share amounts)
Net income, as reported                          $     2,138      $     2,222      $      3,960        $      3,980
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net
 of related tax effects                                  104               81               208                 162
                                                 -----------      -----------      ------------        ------------

Pro forma net income                             $     2,034      $     2,141      $      3,752        $      3,818
                                                 ===========      ===========      ============        ============

Earnings per share
   Basic - as reported                           $      0.40      $      0.41      $       0.74        $       0.72
                                                 ===========      ===========      ============        ============
   Basic - pro forma                             $      0.38      $      0.39      $       0.70        $       0.69
                                                 ===========      ===========      ============        ============

   Diluted - as reported                         $      0.38      $      0.38      $       0.69        $       0.67
                                                 ===========      ===========      ============        ============
   Diluted - pro forma                           $      0.36      $      0.36      $       0.65        $       0.64
                                                 ===========      ===========      ============        ============

Note 9. Real Estate Investment Trust

      On June 24, 2003, the Company announced it had reached a settlement agreement with the Massachusetts Department of Revenue ("DOR") with respect to the tax assessment resulting from the DOR's disallowance of the Company's deduction for state tax purposes of certain dividend distributions received by the Bank from its real estate investment trust ("REIT"). The Company reversed charges during the second quarter of 2003 totaling $259,000, representing a partial reversal of the $515,000 charge, net of taxes, taken in the first quarter of 2003 associated with the DOR's disallowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2003 and 2002, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in
Part I, Item 1 of this document.

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

Recent Developments

            On July 22, 2003, the Company announced that Robert A. Wells will retire as Chairman of the Boards of the Company and the Bank as of December 31, 2003. Mr. Wells will continue to serve as a director of the Company and the Bank. Mr. Wells also announced that he will retire as Chairman of Berkshire Hills Foundation and the Greater Berkshire Foundation, Inc., on December 31, 2003, and will remain a director of those organizations. Michael P. Daly will succeed him as Chairman of each foundation.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

            Total assets at June 30, 2003 were $1.12 billion, an increase of $72.3 million, or 6.9%, from December 31, 2002. The increase in assets was primarily due to growth in the loan portfolio, which increased $99.9 million, or 13.8%, to $822.9 million. Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $235.4 million at June 30, 2003, an increase of $8.5 million, or 3.7%, from December 31, 2002. These increases were largely funded by a $34.4 million increase in deposits, a $24.2 million increase in Federal Home Loan Bank advances, and a $41.3 million decrease in cash and cash equivalents.

Loans

            Residential one-to four-family loans increased $80.7 million during the first six months of 2003 as the Bank purchased $69.0 million in one-to four-family loans, $59.0 million of which were purchased in the first quarter. These purchased loans consist primarily of adjustable rate mortgages that have a fixed rate of interest for the first three or seven years, adjusting annually thereafter, and to a lesser extent, 15-year fixed rate mortgages. These loans were funded by the proceeds from the sale of sub-prime automobile loans in December 2002. Commercial land development and construction loans increased $4.5 million in the first half of 2003 and commercial real estate loans increased $7.0 million as several new loans were added to the portfolio. Commercial loans increased $8.9 million, or 5.4%, in the first half of 2003. The majority of this increase occurred in the second quarter and was comprised of a number of new relationships with an average loan size of approximately $350,000. The automobile loan portfolio decreased $4.3 million, or 3.8%, during the first half of 2003, but was up $2.1 million, or 1.9%, from the first quarter, as marketing efforts aimed at generating high quality loans with FICO scores above 700 are gaining momentum. Sub-prime automobile loans decreased from $19.6 million at December 31, 2002 to $15.1 million at June 30, 2003. The allowance for sub-prime automobile loans to total sub-prime automobile loans at quarter end June 30, 2003 was 15.79%, compared to 15.83% at December 31, 2002.

                                                 At June 30, 2003         At December 31, 2002
                                             ----------------------     -----------------------
                                                            Percent                    Percent
                                              Balance      of total      Balance       of total
                                             ---------     --------     ---------      --------
                                                          (Dollars in thousands)
      Real estate loans:
          Residential one-to four-family     $ 315,677       38.36%     $ 235,020       32.50%
          Residential land development
             and construction                    7,887        0.96%         6,576        0.91%
          Commercial real estate               138,160       16.79%       131,130       18.14%
          Commercial land development
             and construction                   15,547        1.89%        11,051        1.53%
          Multi-family                          14,580        1.77%        14,920        2.06%
                                             ---------      ------      ---------      ------
              Total real estate loans          491,851       59.77%       398,697       55.14%

      Commercial loans                         174,151       21.16%       165,274       22.86%

      Consumer loans:
          Automobile                           109,070       13.26%       113,321       15.68%
          Home equity loans                     43,712        5.31%        40,713        5.63%
          Other                                  4,089        0.50%         5,017        0.69%
                                             ---------      ------      ---------      ------
              Total consumer loans             156,871       19.07%       159,051       22.00%

      Total loans                              822,873      100.00%       723,022      100.00%
                                                            ======                     ======

      Less: Allowance for loan losses          (10,282)       1.25%       (10,308)       1.43%
                                             ---------                  ---------
          Loans, net                         $ 812,591                  $ 712,714
                                             =========                  =========

Allowance for Loan Losses

            All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions in an amount considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available on June 30, 2003, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

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

            At June 30, 2003, the allowance for loan losses totaled $10.3 million, or 1.25% of total loans outstanding and 286.57% of nonperforming loans, as compared to $10.3 million, or 1.43% of total loans outstanding and 275.54% of nonperforming loans at December 31, 2002. Charged-off loans totaled $2.3 million during the first six months this year, a decline of $2.7 million compared to the same six months last year. Consumer loan charge-offs totaled $2.2 million for the six months ended June 30, 2003, a decrease of $2.2 million, or 49.6%, compared to the same period last year, as the Bank's credit risk profile benefited from the December 2002 sale of $69.7 million in sub-prime automobile loans. Recoveries totaled $1.1 million for the first six months this year, decreasing $978,000 for the same period last year, consistent with the decline in the level of charge-offs, while recoveries to loan charge-offs increased from 42.22% to 50.07%.

            The following table sets forth information regarding the allowance for loan losses for the six-month periods ended June 30, 2003 and 2002.

                                                                      Six Months Ended
                                                                ------------------------------
                                                                June 30, 2003    June 30, 2002
                                                                -------------    -------------
                                                                    (Dollars in thousands)
      Allowance for loan losses, beginning of period                $10,308          $11,034

      Charge-offs:
          Residential one-to four-family                                 --               --
          Residential land development and construction                  --               --
          Commercial real estate                                         --              360
          Commercial land development and construction                   --               --
          Multi-family                                                   --               --
          Commercial                                                     43              226
          Consumer (1)                                                2,232            4,428
                                                                    -------          -------
              Total charge-offs                                       2,275            5,014
                                                                    -------          -------

      Recoveries:
          Residential one-to four-family                                 --               --
          Residential land development and construction                  --               --
          Commercial real estate                                         --               --
          Commercial land development and construction                   --               --
          Multi-family                                                   --               --
          Commercial                                                    416              138
          Consumer (1)                                                  723            1,979
                                                                    -------          -------
              Total recoveries                                        1,139            2,117
                                                                    -------          -------

      Net charge offs                                                 1,136            2,897

      Provision                                                       1,110            2,825
                                                                    -------          -------

      Allowance for loan losses, end of period                      $10,282          $10,962
                                                                    =======          =======

      Net loans charged-off to total loans                             0.14%            0.36%
      Allowance for loan losses to total loans                         1.25%            1.37%
      Allowance for loan losses to nonperforming loans               286.57%          459.82%
      Recoveries to charge-offs                                       50.07%           42.22%

      (1)   Consists primarily of automobile loans

Nonperforming Assets

            The following table sets forth information regarding nonperforming assets as of June 30, 2003 and December 31, 2002.

                                                              At June 30, 2003   At December 31, 2002
                                                              ----------------   --------------------
                                                                     (Dollars in thousands)
      Nonaccruing loans:
          Residential one-to four-family                            $  213              $  230
          Residential land development and construction                 --                  --
          Commercial real estate                                       165                  --
          Commercial land development and construction                  --                  --
          Multi-family                                                  --                  --
          Commercial                                                 2,490               2,850
          Automobile                                                   710                 593
          Home equity                                                   --                  --
          Other consumer                                                10                  68
                                                                    ------              ------
              Total
                                                                     3,588               3,741
                                                                    ------              ------

      Other real estate owned                                           --               1,500
                                                                    ------              ------

      Total nonperforming assets                                    $3,588              $5,241
                                                                    ======              ======

      Total nonperforming loans to total loans                        0.44%               0.52%

      Total nonperforming assets to total assets                      0.32%               0.50%

            Generally, the Company ceases accruing interest on all loans, except automobile loans, when principal or interest payments are 90 days or more past due, unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. However, in 2001, the Company initiated a policy for automobile loans whereby all delinquent automobile loans remain on accrual status until they are 120 days past due at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. At June 30, 2003, the Company had $249,000 in automobile loans that were 90 days past due and still accruing as compared to $590,000 at December 31, 2002.

            Nonaccruing loans totaled $3.6 million at June 30, 2003, a decrease of $153,000, or 4.1%, from December 31, 2002. Commercial nonaccruing loans decreased $360,000 as more loans returned to accrual status or were paid down than new loans placed on nonaccrual. Automobile nonaccruals increased $117,000 from December 31, 2002, but decreased $144,000 from March 31, 2003. The ratio of nonperforming loans as a percentage of total loans decreased to 0.44% at June 30, 2003, from 0.52% at December 31, 2002. The Bank held no foreclosed real estate at June 30, 2003 compared to $1.5 million at December 31, 2002.

Investment Securities

            Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $235.4 million at June 30, 2003, an increase of $8.5 million, or 3.7%, from December 31, 2002. Security purchases consisted of primarily pass-through mortgage-backed securities with average maturities of three years with limited risk of average life extension. The Bank continued its strategy of exiting the equities market by selling equities totaling $572,000 for a net gain of $312,000. The net unrealized gain in the securities portfolio increased $328,000 to $5.9 million at June 30, 2003, which was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

Bank Owned Life Insurance

            The Bank executed a single premium bank owned life insurance contract in June 2003 totaling $7.5 million. This transaction is expected to earn a tax-equivalent return in excess of other earning assets with similar risk characteristics.

Deposits

            Customers' deposits have always been the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of June 30, 2003 and December 31, 2002.

                                             At June 30, 2003               At December 31, 2002
                                         ------------------------        -------------------------
                                                        Percent                          Percent
                                         Balance      of deposits        Balance       of deposits
                                         -------      -----------        -------       -----------
                                                         (Dollars in thousands)
      Demand deposits                    $ 90,125        11.03%         $ 87,148           11.14%
      NOW accounts                         91,637        11.22%           92,245           11.79%
      Savings accounts                    176,792        21.65%          158,469           20.26%
      Money Market accounts               125,656        15.38%          114,309           14.61%
      Certificates of Deposit             332,562        40.72%          330,189           42.20%
                                         --------       ------          --------          ------
          Total deposits                 $816,772       100.00%         $782,360          100.00%
                                         ========       ======          ========          ======

            Total deposits were $816.8 million at June 30, 2003, an increase of $34.4 million, or 4.4%, for the first six months of the year. Core deposits, which the Company considers to be all but certificates of deposit, were 59.3% of total deposits at June 30, 2003 as compared to 57.8% at December 31, 2002, an increase of $32.0 million. The Bank had the largest increase in savings accounts, which increased $18.3 million, or 11.6%, in part, attributable to the Bank's cross-selling efforts. Money market accounts increased $11.3 million, or 9.9%, as the Bank has aggressively pursued municipal deposits.

Borrowings

            Borrowings from the Federal Home Loan Bank of Boston totaled $157.2 million at June 30, 2003, a $24.2 million, or 18.2%, increase from December 31, 2002. The Company had additional borrowing capacity of $347 million at the Federal Home Loan Bank of Boston at June 30, 2003.

Due to Broker

            Due to broker totaled $16.4 million as the Bank executed several security transactions in June 2003 that had not yet settled by June 30, 2003.

Stockholders' Equity

            At June 30, 2003, the Company had $118.2 million in stockholders' equity compared to $120.6 million at December 31, 2002. The decrease was primarily due to the net increase in treasury stock of 245,818 shares at a net cost of $6.3 million. This was primarily due to the purchase of 278,816 shares, partially offset by the exercise of 32,998 shares of stock options. The Company also declared and paid cash dividends of $0.24 per common share amounting to $1.3 million. Partially offsetting these decreases in stockholders' equity was net income of $4.0 million and an increase of $328,000 in net unrealized gains in the securities portfolio.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2003 and 2002

            Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income decreased $1.2 million, or 11.6%, to $9.4 million for the three months ended June 30, 2003, and $2.6 million, or 12.4%, to $18.5 million, for the six months ended June 30, 2003. The decreases occurred as an increase of $33.2 million in average earning assets for the three months ended June 30, 2003 and $30.2 million for the six months ended June 30, 2003 were not enough to offset a 118 basis point decrease for the three months ended June 30, 2003 and a 123 basis point decrease for the six months ended June 30, 2003 in the yield earned on earning assets. The yield average earning assets declined from 6.77% to 5.59% for the three month period ended June 30, 2003 and from 6.83% to 5.60% for the six month period ended June 30, 2003. Partially offsetting the decline in the yield on average earning assets was a 64 basis point decrease and a 70 basis point decrease in the rate paid on funding liabilities from the same periods last year. As a result, the Company's net interest margin was 3.73% for the three month period ended June 30, 2003 and 3.70% for the six month period ended June 30, 2003 compared to 4.36% and 4.38% for the same periods last year.

            Total interest and dividend income decreased $2.4 million, or 14.7%, for the three months ended June 30, 2003 and $5.1 million, or 15.4%, for the six months ended June 30, 2003, compared to the same periods last year. Loan interest declined to $12.4 million in the current quarter, a decrease of $2.4 million, or 16.3%, from the same period last year and decreased $5.4 million, or 18.1%, for the six months ended June 30, 2003, due to the sale of higher rate sub-prime automobile loans in December 2002 and the impact of lower market interest rates resulting from comparatively stronger loan refinance activity. Interest earned on the Company's investment portfolio remained flat for the three months ended June 30, 2003 increasing $302,000 for the six months ended June 30, 2003, as higher average balances were able to offset lower average rates earned.

            In connection with the lower interest rate environment, and increases in lower cost core deposits, total interest expense fell $1.2 million, or 20.3%, and $2.5 million, or 20.5%, for the three and six months ended June 30, 2003, respectively, compared to the same periods last year. Interest expense on deposits fell by $854,000, or 19.1%, and $1.8 million, or 19.3%, for the three- and six-month periods ended June 30, 2003 compared to the same periods last year, as higher average balances were offset by lower rates paid. Interest paid on Federal Home Loan Bank of Boston advances and other borrowings decreased $343,000, or 23.9%, and $702,000, or 24.5%, for the three and six months ended June 30, 2003 compared to the same periods last year, as lower rates paid on new borrowings replaced maturing higher cost advances.

            Provision for Loan Losses. The Company's provision for loan losses was $785,000 and $1.1 million for the three and six months ended June 30, 2003 as compared to $1.3 million and $2.8 million for the same periods last year. Although up from the first quarter of 2003, the provision for the current quarter was consistent with the growth in the loan portfolio and net charge-offs associated with the remaining level of sub-prime automobile loans. In assessing the provision for the three and six months ended June 30, 2003, management took into consideration a $91.4 million decrease in indirect automobile loans, most of which were sub-prime automobile loans, from the second quarter of last year. The Company also considered loan charge-offs, which decreased $761,000 to $1.2 million in the second quarter of this year compared to last year. Foremost in this decrease were consumer loan charge-offs, which decreased $605,000, consisting mainly of sub-prime automobile loans. Additionally, management considered the level of delinquent loans, which declined from 1.49% of total loans at June 30, 2002, to 1.06% at June 30, 2003, current recoveries and evaluated the likelihood for recoveries of previously charged-off loans, among other factors.

            Noninterest Income. For the three and six months ended June 30, 2003, noninterest income increased $936,000, or 30.3%, and $1.8 million, or 30.1%, respectively, from the same periods last year. The primary reason for these increases was a $455,000 and a $1.3 million gain on the sale of securities and loans during the three and six months ended June 30, 2003 compared to a net gain of $12,000 and a net loss of $8,000 on the sale of securities for the same periods last year. Additionally, Eastpoint's license maintenance and processing fees and license sales and other fees increased a total of $488,000 and $668,000 for the three and six months ended June 30, 2003 as compared to the same periods last year. Expenses for Eastpoint, which are recorded in various noninterest expense categories, were up $400,000 for the current quarter and $475,000 year to date from 2002.

            Customer service fees increased $27,000 and $136,000 for the three and six months ended June 30, 2003, primarily due to a higher level of deposit transaction activity, specifically in ATM and debit card usage. Trust department fees increased $87,000 and $36,000 for the three and six months ended June 30, 2003, compared to the same periods last year, primarily due to 28 new relationships with assets totaling $18.9 million that were added to the portfolio during the first quarter of 2003. Loan fees declined $38,000 and $190,000 for the three and six months ended June 30, 2003 due to the residual effects of the December 2002 indirect automobile loan sale. The decline of $71,000 and $200,000 for the three and six months ended June 30, 2003 in other income was largely due to lower municipal finance fees, which can fluctuate quarter to quarter.

            Operating Expenses. Operating (noninterest) expenses increased $623,000 and $172,000 for the three and six months ended June 30, 2003 compared to the same periods last year. Salaries and benefits expense rose $640,000 and $398,000 for the three and six months ended June 30, 2003, as compared to the same periods last year, primarily due to a non-recurring charge of $800,000 taken in the current quarter related to Mr. Wells' retirement. Exclusive of this charge, salaries and benefits would have decreased $160,000 for the three month period ended June 30, 2003 and $402,000 for the six month period ended June 30, 2003 primarily due to the management reorganization that occurred in December 2002. Data processing expenses increased $83,000 and $114,000 for the three and six months ended June 30, 2003, primarily due to the Bank's increased ATM, debit card services and internet banking applications, the majority of which occurred in the first quarter. Increases in other expenses of $411,000, and $515,000 for the three and six months ended June 30, 2003 were primarily due to an increase in expenses attributed to EastPoint, which was consistent with the increase in EastPoint's revenue. Partially offsetting these increases, foreclosed real estate and other loans, net, decreased $471,000 and $833,000 for the three and six months ended June 30, 2003, as compared to the same periods last year, primarily due to a decrease in the expenses associated with repossessed automobiles.

            Income Taxes. The provision for income taxes for the second quarter of 2003 was $765,000 compared to $1.1 million for the second quarter of 2002. This difference was primarily due to the settlement and a partial recovery of $244,000 of the first quarter's state tax assessment resulting from legislation which retroactively prohibited, for state tax purposes, the dividend received deductions previously taken through the Bank's REIT. For the six months ended June 30, 2003, the provision for income taxes totaled $2.6 million as compared to $1.9 million for 2002. This increase was due to the unrecovered portion of the DOR's assessment to the Company, as well as, an increase in the effective tax rate to 36.0% in 2003 from 32.5% in 2002.

Regulatory Capital

            The Company's capital to assets ratios for June 30, 2003 and December 31, 2002 were 10.57% and 11.53%, respectively. The various regulatory capital ratios for the Bank at June 30, 2003 and December 31, 2002 were as follows:

                                                                                                   FDIC Minimums
                                            At June 30, 2003        At December 31, 2002       to be Well Capitalized
                                            ----------------        --------------------       ----------------------
Total capital to risk weighted assets:
    Berkshire Bank                                 12.10%                   13.60%                       10.00%

Tier I capital to risk weighted assets:
    Berkshire Bank                                 10.41                    11.85                         6.00

Tier I capital to average assets:
    Berkshire Bank                                  8.37                     8.81                         5.00

            As of June 30, 2003, Berkshire Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. As part of management's revised strategy to address the overall credit risk to the Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements, which consider the amount of lower quality sub-prime automobile loans in the loan portfolio.

Liquidity

            Liquidity is the ability to meet current and future financial obligations of a short term nature. Berkshire Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities.

            Berkshire Bank's primary investing activities are: (1) originating residential one-to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit, and consumer loans; and (2) investing in mortgage-and asset-backed securities, U.S. Government and agency obligations, and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition. Additionally, deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors, and other factors. Berkshire Bank closely monitors its liquidity position on a daily basis. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement with the Depositors Insurance Fund, the Bank's excess deposit insurer.

            Berkshire Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank. Certificates of deposit that were scheduled to mature in one year or less from June 30, 2003 were approximately $206.9 million.

            The primary source of funding for the Company is dividend payments from the Bank, and to a lesser extent, earnings on deposits held by the Company. Dividend payments by the Bank have primarily been used to pay holding company obligations, including the payments of dividends and fund stock repurchase programs. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by the Massachusetts banking regulations and the regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

            Qualitative Aspects of Market Risk. The Bank's most significant form of market risk is interest rate risk. The principal objectives of the Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. The Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports to the Executive Committee of the Bank and the Board of Directors. The Asset/Liability Committee consists of the Bank's President and Chief Executive Officer; Senior Vice President and Chief Financial Officer; Senior Vice President-Retail Banking and Operations; Senior Vice President-Commercial Lending; Senior Vice President-Retail Lending; First Vice President and Controller; and Senior Financial Analyst. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

      The Bank manages interest rate risk by:

      o emphasizing the origination and purchase of adjustable rate loans and, from time to time, selling a portion of its longer term fixed rate loans as market interest rate conditions dictate;

      o     originating shorter term commercial and consumer loans;

      o investing in high credit quality, liquid securities that provide the flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan portfolio;

      o     promoting lower cost core deposits; and

      o using Federal Home Loan Bank of Boston advances to better structure maturities of its interest rate sensitive liabilities.

      For the Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $9.0 million at June 30, 2003. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Hills' stockholders' equity. Since December 31, 2002, this component has increased $328,000. It is not possible to predict with complete accuracy the direction and magnitude of market value changes in the securities portfolio. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

            Quantitative Aspects of Market Risk. Berkshire Bank uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in the balance sheet mix. The model assumes the yield curve is derived from the interpolated Treasury yield curve and that an instantaneous increase or decrease of market interest rates would cause a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings are expected to reprice at the new market rate on the contractual review or maturity date. The Bank closely monitors its loan prepayment trends and uses prepayment guidelines set forth by Freddie Mac, Fannie Mae and other market sources as well as Bank generated figures where applicable. All prepayments are assumed to roll over into new loans originated in the same loan category at the new market rate. Berkshire Bank further assumes that its securities' cash flows, especially its mortgage-backed securities cash flows, are such that they will generally follow industry standards and that prepayments will be reinvested in the same category at the prevailing market rate. Finally, the model presumes that the balance sheet mix will remain relatively unchanged throughout the next calendar year.

      The tables below set forth, as of June 30, 2003 and December 31, 2002, estimated net interest income and the estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.

       Increase/
       (decrease)
       in market                 At June 30, 2003                        At December 31, 2002
     interest rates      ----------------------------------        -----------------------------------
    in basis points                    Dollar       Percent                       Dollar       Percent
      (rate shock)        Amount       Change        change        Amount         change        change
    ---------------      -------       -------      -------        ------        -------       -------
          200            $38,220       $   302        0.80%        $34,583       $(1,027)       (2.88)%
          100             38,471           553        1.46          34,741          (869)       (2.44)
         Static           37,918            --          --          35,610            --          --
         (100)            37,994            76        0.20          35,162          (448)       (1.26)
         (200)            35,354        (2,564)      (6.76)         32,908        (2,702)       (7.59)

            In the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points, the June 30, 2003 chart indicates an increase in net interest income of $76,000 while the December 31, 2002 chart indicates a decrease of $448,000. In the event of a sudden and sustained 200 basis point decline in market interest rates, the June 30, 2003 table indicates a decrease of $2.6 million, consistent with the decrease of $2.7 million indicated by the December 31, 2002 chart.

            In the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points, the June 30, 2003 chart indicates that net interest income would increase by $553,000 and $302,000, respectively. This differs from the December 31, 2002 chart which indicates that a sudden and sustained increase of 100 and 200 basis points would decrease net interest income by $869,000 and $1.0 million, respectively. This change in the Company's interest rate risk profile resulted primarily from management's re-evaluation, in the first quarter of 2003, of the repricing assumptions on certain non-maturity deposits, and due to a higher level of core deposits, the rates on which are assumed to increase less than an increase in prevailing market interest rates . After examining the past repricing history and considering expectations for future repricing, management determined that for every 100 basis point rise in prevailing market interest rates, the rates paid on savings and money market accounts would be expected to rise by 50 basis points, down from an expected increase of 100 basis points at December 31, 2002. Municipal money market accounts and commercial money market accounts would be expected to increase 75 basis points while NOW accounts would be expected to increase by 25 basis points, all down from an expected increase of 100 basis points at December 31, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES.

      (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were effective.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The annual meeting of the Stockholders of the Company was held on May 1, 2003.

      1. The following individuals were elected as directors, each for a three-year term by the following vote:

                                               FOR                 WITHHELD
                                               ---                 --------

            Lawrence A. Bossidy                4,872,206           198,061
            Thomas R. Dawson                   4,854,589           215,678
            Peter J. Lafayette                 4,853,803           216,464
            Corydon L. Thurston                4,889,758           180,509

            The following individual was elected as a director, for a two-year term by the following vote:

                                               FOR                 WITHHELD
                                               ---                 --------

            Michael P. Daly                    4,891,729           178,538

      2. The Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan was approved by the stockholders by the following vote:

            FOR                       AGAINST                    ABSTENTIONS
            ---                       -------                    -----------

            4,022,682                 1,004,556                  43,029

      3. The appointment of Wolf & Company, P.C. as independent auditors of Berkshire Hills Bancorp, Inc. for the fiscal year ending December 31, 2003 was ratified by the stockholders by the following vote:

            FOR                       AGAINST                    ABSTENTIONS
            ---                       -------                    -----------

            4,951,102                 107,316                    11,848

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K (ss.249.308 OF THIS CHAPTER).

      (a)   Exhibits

            3.1         Certificate of Incorporation of Berkshire Hills Bancorp,
                        Inc. (1)

            3.2         Bylaws of Berkshire Hills Bancorp, Inc. (2)

            4.0         Stock Certificate of Berkshire Hills Bancorp, Inc.(1)

            10.1 Employment Agreement between Berkshire Hills Bancorp, Inc. and Michael P. Daly

            10.2        Employment Agreement between Berkshire Bank and Michael
                        P. Daly

            10.3 Letter Agreement, dated June 26, 2003, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Robert
                        A. Wells

            10.4        Berkshire Hills Bancorp, Inc., 2003 Equity Compensation
                        Plan (3)

            31.1 Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer

            31.2 Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer

            32.1        Section 1350 Certification of Chief Executive Officer

            32.2        Section 1350 Certification of Chief Financial Officer

----------
      (1) Incorporated herein by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-32146.

      (2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q as filed on November 14, 2002.

      (3) Incorporated herein by reference into this document from the Proxy Statement as filed on March 27, 2003.

      (b)   Reports on Form 8-K

                  On April 10, 2003, the Company furnished a Form 8-K in which it announced it expected to issue its first quarter earnings release on April 23, 2003 and conduct a conference call at 10:00 a.m. on April 24, 2003 to discuss first quarter results and full-year earnings projections. The press release announcing these items was attached by exhibit.

                  On April 24, 2003, the Company filed a Form 8-K in which it announced under Item 9 its first quarter earnings and the declaration of a quarterly dividend of $0.12 per share. The press release announcing these items was attached by exhibit. Additionally, the Company updated its 2003 earnings guidance as the result of recent legislation in Massachusetts that eliminated the state tax deduction of dividends Berkshire Bank received from its real estate investment subsidiary.

                  On June 3, 2003, the Company furnished a Form 8-K in which it announced under Item 9 the completion of a 312,516 share repurchase program at an average cost of $23.08 per share, and the authorization of an additional repurchase program of 300,000 shares, or approximately 5%, of the Company's outstanding shares. The press release announcing these items was attached by exhibit.

                  On June 24, 2003, the Company furnished a Form 8-K in which it announced under Item 9 that it had reached a settlement agreement with the Massachusetts Department of Revenue with respect to taxes owed on dividends received from Berkshire Bank's real estate investment trust subsidiary. The press release announcing this was attached by exhibit.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          BERKSHIRE HILLS BANCORP, INC.


Dated: August 11, 2003          By: /s/ Michael P. Daly
                                    --------------------------
                                    Michael P. Daly
                                    President, Chief Executive Officer
                                    and Director
                                    (principal executive officer)


Dated: August 11, 2003          By: /s/ Wayne F. Patenaude
                                    -------------------------------------
                                    Wayne F. Patenaude
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)