Form 10-Q
period 2003-09-30
BERKSHIRE HILLS BANCORP INC
filed 2003-11-14
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

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

      The Issuer had 5,878,920 shares of common stock, par value $0.01 per share, outstanding as of November 10, 2003.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of                                   1
           September 30, 2003 and December 31, 2002

           Consolidated Statements of Income for the Three and Nine            2
           Months Ended September 30, 2003 and 2002

           Consolidated Statements of Changes in Stockholders' Equity          3
           for the Nine Months Ended September 30, 2003 and 2002

           Consolidated Statements of Cash Flows for the                       4
           Nine Months Ended September 30, 2003 and 2002

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial                   9
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk         17

Item 4.    Controls and Procedures                                            19

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  20
Item 2.    Changes in Securities and Use of Proceeds                          20
Item 3.    Defaults Upon Senior Securities                                    20
Item 4.    Submission of Matters to a Vote of Security Holders                20
Item 5.    Other Information                                                  20
Item 6.    Exhibits and Reports on Form 8-K                                   20

Signatures                                                                    22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                                                               September 30,        December 31,
                                                                                   2003                 2002
                                                                                -----------         -----------
                                                                                         (In thousands)
Assets:
     Cash and due from banks                                                    $    17,803         $    17,258
     Short term investments                                                           9,262              43,397
                                                                                -----------         -----------
          Total cash and cash equivalents                                            27,065              60,655
     Securities available for sale, at fair value                                   243,451             173,169
     Securities held to maturity, at amortized cost                                  41,380              44,267
     Federal Home Loan Bank stock, at cost                                           11,416               7,440
     Savings Bank Life Insurance stock, at cost                                       2,043               2,043
     Loans                                                                          800,280             723,022
     Allowance for loan losses                                                      (10,097)            (10,308)
                                                                                -----------         -----------
               Net loans                                                            790,183             712,714
     Premises and equipment, net                                                     12,816              13,267
     Foreclosed real estate                                                              --               1,500
     Accrued interest receivable                                                      5,096               5,125
     Goodwill and other intangibles (1)                                              10,284              10,435
     Net deferred tax assets                                                          2,843               2,185
     Bank owned life insurance                                                        7,626                  --
     Other assets                                                                    13,703              13,315
                                                                                -----------         -----------
                Total assets                                                    $ 1,167,906         $ 1,046,115
                                                                                ===========         ===========
Liabilities and Stockholders' Equity:
     Deposits                                                                       827,782             782,360
     Federal Home Loan Bank advances                                                191,318             133,002
     Securities sold under agreements to repurchase                                      --                 700
     Loans sold with recourse                                                           598               1,201
     Due to broker                                                                   20,019                  --
     Accrued expenses and other liabilities (1)                                       5,632               5,846
                                                                                -----------         -----------
          Total liabilities                                                       1,045,349             923,109
                                                                                -----------         -----------
     Minority interests                                                               2,300               2,438
     Stockholders' Equity:
         Preferred stock  ($.01 par value;  1,000,000 shares authorized;
            none issued or outstanding)                                                  --                  --
         Common stock  ( $.01 par value: 26,000,000 shares authorized;
           shares issued:  7,673,761 at September 30, 2003 and
           December 31, 2002; shares outstanding: 5,878,920 at
           September 30, 2003 and 6,117,134 at December 31, 2002)                        77                  77
         Additional paid-in capital                                                  75,605              74,632
         Unearned compensation                                                       (8,892)             (9,535)
         Retained earnings (1)                                                       84,362              80,010
         Accumulated other comprehensive income                                       5,427               5,542
         Treasury stock, at cost (1,794,841 shares at September 30, 2003
             and 1,556,627 shares at December 31, 2002)                             (36,322)            (30,158)
                                                                                -----------         -----------
               Total stockholders' equity                                           120,257             120,568
                                                                                -----------         -----------
     Total liabilities and stockholders' equity                                 $ 1,167,906         $ 1,046,115
                                                                                ===========         ===========

(1) For the period ended December 31, 2002, the information reflects the adoption of SFAS 147. The impact resulted in increases to goodwill of $497,000, deferred taxes of $169,000, and $328,000 to retained earnings.

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                            -------------------------         -------------------------
                                                              2003             2002             2003             2002
                                                            --------         --------         --------         --------
                                                                    (In thousands, except per share amounts)
Interest and dividend income:
     Bond interest                                          $  1,676         $  1,368         $  4,799         $  3,940
     Stock dividends                                             269              411              747            1,031
     Short term investment interest                                5              121              103              326
     Loan interest                                            11,908           14,551           36,249           44,282
                                                            --------         --------         --------         --------
Total interest and dividend income                            13,858           16,451           41,898           49,579
                                                            --------         --------         --------         --------
Interest expense:
     Interest on deposits                                      3,343            4,425           10,714           13,556
     Interest on FHLB advances and other borrowings            1,206            1,467            3,362            4,325
                                                            --------         --------         --------         --------
Total interest expense                                         4,549            5,892           14,076           17,881
                                                            --------         --------         --------         --------
Net interest income                                            9,309           10,559           27,822           31,698
Provision for loan losses                                        575            1,050            1,685            3,875
                                                            --------         --------         --------         --------
Net interest income, after provision for loan losses           8,734            9,509           26,137           27,823
                                                            --------         --------         --------         --------

Noninterest income:
     Customer service fees                                       568              557            1,743            1,666
     Trust department fees                                       573              411            1,563            1,365
     Loan fees                                                   142               79              337              394
     Gain(loss) on  securities, net                              356              (29)           1,513              (37)
     Gain on sale of loans                                       102               --              240               --
     License maintenance and processing fees                   1,060            1,098            3,337            3,268
     License sales and other fees                                661            1,075            2,131            1,984
     Other income                                                171               69              352              450
                                                            --------         --------         --------         --------
        Total noninterest income                               3,633            3,260           11,216            9,090
                                                            --------         --------         --------         --------
Operating expenses:
     Salaries and benefits                                     5,132            5,411           16,380           16,261
     Occupancy and equipment                                   1,191            1,236            3,794            3,932
     Marketing and advertising                                   137              177              379              389
     Data processing                                             283              148              743              494
     Professional services                                       292              337              834              942
     Office supplies                                             164              154              525              531
     Foreclosed real estate and other loans, net                 333              581              740            1,821
     Amortization of other intangibles (1)                        51               51              151              151
     Minority interests                                           (2)             (43)            (138)            (300)
     Other general and administrative expenses                 1,014            1,268            3,605            3,344
                                                            --------         --------         --------         --------
        Total operating expenses                               8,595            9,320           27,013           27,565
                                                            --------         --------         --------         --------
Income before taxes                                            3,772            3,449           10,340            9,348
     Provision for income taxes (1)                            1,358            1,123            3,966            3,043
                                                            --------         --------         --------         --------
Net income                                                  $  2,414         $  2,326         $  6,374         $  6,305
                                                            ========         ========         ========         ========
Earnings per share:
     Basic                                                  $   0.46         $   0.43         $   1.20         $   1.16
     Diluted                                                $   0.43         $   0.40         $   1.12         $   1.07
Weighted average shares outstanding:
     Basic                                                     5,196            5,378            5,301            5,457
     Diluted                                                   5,655            5,850            5,711            5,907

(1) For the three and nine months ended September 30, 2002, the information reflects the adoption of SFAS 147. For the three months ended September 30, 2002, there was a decrease of $124,000 in amortization expense, and an increase of $42,000 in the provision for income taxes. For the nine months ended September 30, 2002, the amortization expense decreased $372,000 and the provision for income taxes increased $126,000.

     See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                    Unaudited

                                                                                                Accumulated
                                                         Additional                                Other
                                                Common     Paid-in      Unearned    Retained   Comprehensive  Treasury
                                                Stock      Capital    Compensation  Earnings       Income       Stock        Total
                                                ------   ----------   ------------  ---------  -------------  ---------   ---------
                                                                                 (In thousands)
Balance at December 31, 2002                      $77      $74,632      $ (9,535)    $ 80,010      $  5,542    $(30,158)  $ 120,568

Comprehensive income :
   Net income                                      --           --            --        6,374            --          --       6,374
   Change in net unrealized gain on
   securities available for sale, net of re-
   classification adjustments and tax effects      --           --            --           --          (115)         --        (115)
                                                                                                                          ---------
     Total comprehensive income                                                                                               6,259

Cash dividends declared ($.36 per share)           --           --            --       (1,981)           --          --      (1,981)

Treasury stock purchased                           --           --            --           --            --      (6,885)     (6,885)

Treasury stock released                            --           --            --          (41)           --         721         680

Change in unearned compensation - MRP              --          570           287           --            --          --         857

Change in unearned compensation - ESOP             --          403           356           --            --          --         759
                                                  ---      -------      --------     --------      --------    --------   ---------
Balance at September 30, 2003                     $77      $75,605      $ (8,892)    $ 84,362      $  5,427    $(36,322)  $ 120,257
                                                  ===      =======      ========     ========      ========    ========   =========

Balance at December 31, 2001                      $77      $74,146      $(11,101)    $ 80,657      $ 18,836    $(23,292)  $ 139,323

Comprehensive income:
   Net Income                                      --           --            --        6,305            --          --       6,305
   Change in net unrealized gain on
   securities available for sale, net of re-
   classification adjustments and tax effects      --           --            --           --        (5,015)         --      (5,015)
                                                                                                                          ---------
     Total comprehensive income                    --           --            --           --            --          --       1,290

Cash dividends declared ($0.36 per share)          --           --            --       (2,063)           --          --      (2,063)

Treasury stock purchased                           --           --            --           --            --      (6,912)     (6,912)

Change in unearned compensation - MRP              --           74           818           --            --          --         892

Change in unearned compensation - ESOP             --          304           356           --            --          --         660
                                                  ---      -------      --------     --------      --------    --------   ---------
Balance at September 30, 2002                     $77      $74,524      $ (9,927)    $ 84,899      $ 13,821    $(30,204)  $ 133,190
                                                  ===      =======      ========     ========      ========    ========   =========

See accompanying notes to unaudited consolidated financial statements.

                    BERKSHIRE HILLS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                      2003               2002
                                                                                  -----------         -----------
                                                                                          (In thousands)
Cash flows from operating activities:
       Net income                                                                   $   6,374         $   6,305
       Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for loan losses                                                  1,685             3,875
             Net amortization of securities                                             1,500               593
             Depreciation and amortization expense                                      1,603             1,797
             Amortization of other intangibles                                            151               151
             Management Rewards Plan Expense                                              857               892
             ESOP Plan Expense                                                            759               660
             Increase in cash surrender value of Bank Owned Life Insurance               (126)               --
             Gain on sales and dispositions of securities, net                         (1,513)             (310)
             Gain on sale of loans                                                       (240)               --
             Loss on impairment of securities                                              --               347
             Deferred tax provision                                                       239                --
             Loss on sale of foreclosed real estate                                        44                --
             Minority interest                                                           (138)             (300)
             Changes in operating assets and liabilities:
                 Accrued interest receivable and other assets                            (126)            2,088
                 Accrued expenses and other liabilities                                  (214)            1,107
                                                                                    ---------         ---------
                     Net cash provided by operating activities                         10,855            17,205
                                                                                    ---------         ---------

Cash flows from investing activities:
       Activity in available for sale securities:
             Sales                                                                     10,430             9,067
             Maturities                                                               106,800            43,123
             Principal payments                                                        23,823            17,963
             Purchases                                                               (192,064)         (105,046)
       Activity in held to maturity securities:
             Maturities                                                                12,016             9,431
             Principal payments                                                        35,368            17,693
             Purchases                                                                (44,981)          (36,049)
       Purchase of Federal Home Loan Bank stock                                        (3,976)             (413)
       Purchase of Bank Owned Life Insurance                                           (7,500)               --
       Loan origination's, net of principal payments and purchases                   (124,527)           10,034
       Proceeds from sale of loans from portfolio                                      45,613                --
       Additions to banking premises and equipment                                     (1,152)           (1,062)
       Proceeds from sale of foreclosed real estate                                     1,456                --
                                                                                    ---------         ---------
             Net cash used by investing activities                                   (138,694)          (35,259)
                                                                                    ---------         ---------

                                   (continued)

                    BERKSHIRE HILLS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (concluded)
                                    Unaudited

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                      2003                2002
                                                                                  -----------         -----------
                                                                                           (In thousands)
Cash flows from financing activities:
       Net increase in deposits                                                      $ 45,422         $ 31,992
       Net decrease in securities sold under agreements
            to repurchase                                                                (700)            (640)
       Proceeds from Federal Home Loan Bank advances with maturities
            in excess of three months                                                  92,000           75,172
       Repayments of Federal Home Loan Bank advances with maturities
            in excess of three months                                                 (71,684)         (62,189)
       Proceeds of borrowings with maturities of three months or less, net of
            repayments                                                                 38,000               --
       Net decrease in loans sold with recourse                                          (603)              --
       Treasury stock purchased                                                        (6,886)          (6,912)
       Re-issuance of treasury stock in connection with
            stock benefit programs                                                        681               --
       Dividends                                                                       (1,981)          (2,063)
                                                                                     --------         --------
             Net cash provided by financing activities                                 94,249           35,360
                                                                                     --------         --------

Net change in cash and cash equivalents                                               (33,590)          17,306

Cash and cash equivalents at beginning of period                                       60,655           42,123
                                                                                     --------         --------
Cash and cash equivalents at end of period                                           $ 27,065         $ 59,429
                                                                                     ========         ========

Supplemental cash flow information:
       Interest paid on deposits                                                     $ 10,732         $ 13,551
       Interest paid on borrowed funds                                                  3,318            4,352
       Income taxes paid, net                                                           1,111            1,675
       Transfers from loans to foreclosed real estate                                      --            2,000
       Due to broker                                                                   20,019               --

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (Unaudited)

Note 1. Basis of Presentation

            The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp., and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2002. The consolidated financial information at September 30, 2003 and for the three- and nine-month periods ended September 30, 2003 and 2002 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

Note 2. Commitments

            At September 30, 2003, the Company had outstanding commitments to originate new residential and commercial loans totaling $41.9 million, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $44.2 million and unadvanced commercial lines, including unadvanced construction loan funds, totaled $57.1 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3. Earnings Per Share

            Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan (the "ESOP") are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three and nine months ended September 30, 2003 and 2002.

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                   ------------------          ------------------
                                                   2003          2002          2003          2002
                                                   ----          ----          ----          ----
                                                      (In thousands, except per share amounts)
Net income                                        $2,414        $2,326        $6,374        $6,305
                                                  ======        ======        ======        ======

Weighted Average common shares                     5,196         5,378         5,301         5,457

Dilutive effect of potential common shares
  related to stock compensation plans                459           472           410           450
                                                  ------        ------        ------        ------

Weighted average common shares
   including potential dilution                    5,655         5,850         5,711         5,907
                                                  ======        ======        ======        ======

Basic earnings per share                          $ 0.46        $ 0.43        $ 1.20        $ 1.16

Diluted earnings per share                        $ 0.43        $ 0.40        $ 1.12        $ 1.07

Note 4. Tangible Book Value

            The tangible book value per share of Berkshire Hills' common stock at September 30, 2003 was $18.71, based on tangible stockholders' equity of $110.0 million and outstanding shares of 5,878,920. The book value at December 31, 2002 was $18.00, based on tangible stockholders' equity of $110.1 million and total outstanding shares of 6,117,134.

Note 5. Dividend

            On July 23, 2003, the Company's Board of Directors declared a cash dividend of $0.12 per share, which was paid on August 22, 2003, to stockholders of record on August 7, 2003.

Note 6. Goodwill and Other Intangibles

            Goodwill and other intangibles includes goodwill associated with the acquisition of EastPoint Technologies, LLC ("EastPoint") as well as the Company's purchase of two branches in 1991 and three branches in 1998, which are evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint purchase, which are being amortized on a straight-line basis over three years. The carrying amount of goodwill as of September 30, 2003 and December 31, 2002 was $10.1 million.

            A summary of other intangible assets as of September 30, 2003 and December 31, 2002 is as follows:

                                                               At September 30, 2003              At December 31, 2002
                                                          -------------------------------   -------------------------------
                                                                                   (In thousands)
                                                             Gross                             Gross
                                                            Carrying         Accumulated      Carrying         Accumulated
                                                             Amount         Amortization       Amount         Amortization
                                                          -------------------------------   -------------------------------
              Customer Relationships                         $ 151            $   457         $   304           $   304

            The amortization expense and other intangible assets amounted to $151,000 for the nine-month periods ended September 30, 2003. The remaining amortization of $151,000 will be expensed by the year ending December 31, 2004.

Note 7. Stock Compensation Plans

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

            At September 30, 2003 and December 31, 2002 the Company had a stock-based incentive plan and has elected to continue with the accounting methodology in Opinion No. 25, and as a result, the following table provides pro forma disclosures of net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                         Three Months Ended         Nine Months Ended
                                                           September 30,               September 30,
                                                     -----------------------     -----------------------
                                                        2003          2002          2003          2002
                                                        ----          ----          ----          ----
                                                           (In thousands, except per share amounts)
Net income, as reported                              $   2,414     $   2,326     $   6,374     $   6,305
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net
  of related tax effects                                   104            81           312           243
                                                     ---------     ---------     ---------     ---------

Pro forma net income                                 $   2,310     $   2,245     $   6,062     $   6,062
                                                     =========     =========     =========     =========

Earnings per share
          Basic - as reported                        $    0.46     $    0.43     $    1.20     $    1.16
                                                     =========     =========     =========     =========
          Basic - pro forma                          $    0.44     $    0.42     $    1.14     $    1.11
                                                     =========     =========     =========     =========

          Diluted - as reported                      $    0.43     $    0.40     $    1.12     $    1.07
                                                     =========     =========     =========     =========
          Diluted - pro forma                        $    0.41     $    0.38     $    1.06     $    1.03
                                                     =========     =========     =========     =========

Note 8. Real Estate Investment Trust ("REIT")

      Effective August 31, 2003, the Bank's REIT subsidiary, GoldLeaf Capital Corporation, was dissolved due to changes in Massachusetts state law, which significantly decreased the tax advantage that the Bank received for having the REIT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2003 and 2002, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

General

            Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks. With eleven full service branch offices serving communities throughout Berkshire County, Berkshire Bank is the largest banking institution based in western Massachusetts. The Bank is a community-based financial institution that originates a variety of loan products including real estate loans, commercial loans, and consumer loans primarily in Berkshire County, Massachusetts and its surrounding areas. The Bank offers a wide variety of deposit products and other investment products and financial services to its customers, including asset management and trust services and municipal financing. Berkshire Hills, through its wholly owned subsidiary Berkshire Hills Technology, Inc., owns a 60.3% interest in EastPoint Technologies, LLC ("EastPoint"), a data and financial services provider for financial institutions.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

            Total assets at September 30, 2003 were $1.17 billion, an increase of $121.8 million, or 11.6%, from December 31, 2002. The increase in assets was primarily due to growth in the loan portfolio, which increased $77.3 million, or 10.7%, to $800.3 million, an increase of $70.3 million, or 40.6%, in securities available for sale, and an increase of $4.0 million, or 53.4%, in Federal Home Loan Bank stock. These increases were largely funded by a $45.4 million increase in deposits, a $58.3 million increase in Federal Home Loan Bank advances, and a $33.6 million decrease in cash and cash equivalents.

Loans

            Residential real estate loans increased $43.6 million during the first nine months of 2003. This increase was primarily the result of the purchase of $69.0 million in one-to four-family loans and net organic growth of $20.2 million, partially offset by the sale of $45.6 million in one-to four-family loans. The purchased loans consisted primarily of adjustable rate mortgages that have a fixed rate of interest for the first three or seven years, adjusting annually thereafter, and to a lesser extent, 15-year fixed rate mortgages and were funded by the proceeds from the sale of sub-prime automobile loans in December 2002. The sold loans consisted primarily of 15 through 30 year one-to four-family fixed rate residential mortgages, as the Bank continued to reduce its exposure to loans and investments with longer maturities. Commercial real estate and multi-family loans, increased $20.9 million, commercial land development and construction loans increased $6.1 million and commercial loans increased $3.3 million during the first nine months of 2003. The Bank continued to expand into new commercial loan markets during the first nine months of 2003, primarily in the Eastern New York area. The Bank originated $81.5 million in commercial and commercial real estate loans, of which 28.6% were originated in Eastern New York. The automobile loan portfolio decreased $524,000 during the first nine months of 2003, but was up $3.7 million, or 3.4%, from June 30, 2003, as marketing efforts aimed at generating high quality loans with FICO scores above 700 continue to gain momentum. Sub-prime automobile loans continued to decline as the Bank allows these loans to run-off. The balance of these loans on September 30, 2003 was $13.0 million as compared to $19.6 million at December 31, 2002. The allowance for sub-prime automobile loans to total sub-prime automobile loans at quarter end September 30, 2003 was 15.75%, compared to 15.83% at December 31, 2002. Home Equity loans increased $4.9 million, or 10.7%, primarily due to a promotional program initiated late in the second quarter of 2003.

                                                               At September 30, 2003            At December 31, 2002
                                                              ----------------------           -----------------------
                                                                            Percent                           Percent
                                                               Balance      of total            Balance       of total
                                                              ---------     --------           ---------      --------
                                                                              (Dollars in thousands)
              Real estate loans:
                  Residential one-to four-family              $ 275,648        34.44%          $ 235,020        32.50%
                  Residential land development
                     and construction                             9,537         1.19%              6,576         0.91%
                  Commercial real estate                        152,742        19.09%            131,130        18.14%
                  Commercial land development
                     and construction                            17,192         2.15%             11,051         1.53%
                  Multi-family                                   14,189         1.77%             14,920         2.06%
                                                              ---------     --------           ---------      -------
                      Total real estate loans                   469,308        58.64%            398,697        55.14%

              Commercial loans                                  168,549        21.06%            165,274        22.86%

              Consumer loans:
                  Automobile                                    112,797        14.09%            113,321        15.68%
                  Home equity loans                              45,584         5.70%             40,713         5.63%
                  Other                                           4,042         0.51%              5,017         0.69%
                                                              ---------     --------           ---------      -------
                      Total consumer loans                      162,423        20.30%            159,051        22.00%

              Total loans                                       800,280       100.00%            723,022       100.00%
                                                                            ========                          =======

              Less: Allowance for loan losses                   (10,097)        1.26%            (10,308)        1.43%
                                                              ---------                        ---------
                  Loans, net                                  $ 790,183                        $ 712,714
                                                              =========                        =========

Allowance for Loan Losses

            All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio including the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations, and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions to maintain the allowance at a level considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available on September 30, 2003, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio as of such date.

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

            At September 30, 2003, the allowance for loan losses totaled $10.1 million, or 1.26% of total loans outstanding and 276.55% of nonperforming loans, as compared to $10.3 million, or 1.43% of total loans outstanding and 275.54% of nonperforming loans at December 31, 2002. Charged-off loans totaled $3.3 million during the first nine months this year, a decline of $3.6 million compared to the same nine months last year. This improvement was fueled by a $2.9 million, or 46.9%, decrease in consumer loan charge-offs which totaled $3.2 million for the nine months ended September 30, 2003, compared to the same period last year, as the Bank's credit risk profile benefited from the December 2002 sale of $69.7 million in sub-prime automobile loans. Recoveries totaled $1.4 million for the first nine months of this year, decreasing $1.2 million for the same period last year, consistent with the decline in the level of charge-offs, while recoveries to loan charge-offs increased from 38.24% to 42.37%.

            The following table sets forth information regarding the allowance for loan losses for the nine-month periods ended September 30, 2003 and 2002.

                                                                       Nine Months Ended
                                                               ----------------------------------
                                                               September 30,        September 30,
                                                                    2003                2002
                                                               -------------        -------------
                                                                    (Dollars in thousands)
      Allowance for loan losses, beginning of period               $10,308             $11,034

      Charge-offs:
          Residential one-to four-family                                --                  --
          Residential land development and construction                 --                  --
          Commercial real estate                                        --                 510
          Commercial land development and construction                  --                  --
          Multi-family                                                  --                  --
          Commercial                                                    43                 228
          Consumer (1)                                               3,247               6,116
                                                                   -------             -------
              Total charge-offs                                      3,290               6,854
                                                                   -------             -------

      Recoveries:
          Residential one-to four-family                                --                  --
          Residential land development and construction                 --                  --
          Commercial real estate                                        --                  --
          Commercial land development and construction                  --                  --
          Multi-family                                                  --                  --
          Commercial                                                   437                 158
          Consumer (1)                                                 957               2,463
                                                                   -------             -------
              Total recoveries                                       1,394               2,621
                                                                   -------             -------

      Net charge-offs                                                1,896               4,233

      Provision                                                      1,685               3,875
                                                                   -------             -------

      Allowance for loan losses, end of period                     $10,097             $10,676
                                                                   =======             =======

      Net loans charged-off to total loans                            0.24%               0.54%
      Allowance for loan losses to total loans                        1.26%               1.36%
      Allowance for loan losses to nonperforming loans              276.55%             424.66%
      Recoveries to charge-offs                                      42.37%              38.24%

(1)   Consists primarily of automobile loans

Nonperforming Assets

            The following table sets forth information regarding nonperforming assets as of September 30, 2003 and December 31, 2002.

                                                            At September 30, 2003   At December 31, 2002
                                                            ---------------------   --------------------
                                                                      (Dollars in thousands)
      Nonaccruing loans:
          Residential one-to four-family                             $  221                $  230
          Residential land development and construction                  --                    --
          Commercial real estate                                        154                    --
          Commercial land development and construction                   --                    --
          Multi-family                                                   --                    --
          Commercial                                                  2,578                 2,850
          Automobile                                                    696                   593
          Home equity                                                    --                    --
          Other consumer                                                  2                    68
                                                                     ------                ------
              Total                                                   3,651                 3,741
                                                                     ------                ------

      Other real estate owned                                            --                 1,500
                                                                     ------                ------

      Total nonperforming assets                                     $3,651                $5,241
                                                                     ======                ======

      Total nonperforming loans to total loans                         0.46%                 0.52%

      Total nonperforming assets to total assets                       0.31%                 0.50%

            Generally, the Company ceases accruing interest on all loans, except automobile loans, when principal or interest payments are 90 days or more past due, unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. With regard to automobile loans, all delinquent automobile loans remain on accrual status until they are 120 days past due at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. At September 30, 2003, the Company had $321,000 in automobile loans that were 90 days past due and still accruing as compared to $590,000 at December 31, 2002.

            Nonaccruing loans totaled $3.7 million at September 30, 2003, a decrease of $90,000, or 2.4%, from December 31, 2002. Commercial nonaccruing loans decreased $272,000 as loans returned to accrual status and payments were received. Partially offsetting this decrease was one commercial real estate loan placed on nonaccrual in the amount of $154,000. Automobile nonaccruals increased $103,000 from December 31, 2002, but decreased $14,000 from June 30, 2003. The ratio of nonperforming loans as a percentage of total loans decreased to 0.46% at September 30, 2003, from 0.52% at December 31, 2002. The Bank held no foreclosed real estate at September 30, 2003 compared to $1.5 million at December 31, 2002.

Investment Securities

            Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $298.3 million at September 30, 2003, an increase of $71.4 million, or 31.5%, from December 31, 2002. The increase was primarily due to the purchase of pass-through mortgage-backed securities with average maturities of three years with limited risk of average life extension. The Bank continued its strategy of exiting the equities market by selling equities totaling $391,000 in the current quarter for a net gain of $356,000. The net unrealized gain in the securities portfolio decreased $115,000 to $5.4 million at September 30, 2003, which was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

Bank Owned Life Insurance ("BOLI")

            The Bank executed a single premium BOLI contract in June 2003, totaling $7.5 million. This transaction is expected to earn a tax-equivalent return in excess of other earning assets with similar risk characteristics. The income earned on BOLI is recorded as an increase in the asset and noninterest income.

Deposits

            Customers' deposits have always been the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of September 30, 2003 and December 31, 2002.

                                                        At September 30, 2003            At December 31, 2002
                                                       ----------------------           -----------------------
                                                                    Percent                           Percent
                                                        Balance   of deposits            Balance    of deposits
                                                       ---------  -----------           ---------   -----------
                                                                      (Dollars in thousands)
              Demand deposits                          $  96,475     11.65%             $  87,148      11.14%
              NOW accounts                                91,673     11.07%                92,245      11.79%
              Savings accounts                           173,775     20.99%               158,469      20.26%
              Money Market accounts                      138,457     16.73%               114,309      14.61%
              Certificates of Deposit                    327,402     39.56%               330,189      42.20%
                                                       ---------    ------              ---------     ------
                  Total deposits                       $ 827,782    100.00%             $ 782,360     100.00%
                                                       =========    ======              =========     ======

            Total deposits increased $45.4 million, or 5.8%, for the first nine months of the year. Core deposits, which the Company considers to be all but certificates of deposit, were 60.4% of total deposits at September 30, 2003 as compared to 57.8% at December 31, 2002, an increase of $48.2 million, or 10.7%. The Bank had the largest increase in money market accounts, which increased $24.1 million, or 21.1%. Savings accounts increased $15.3 million, or 9.7%, and demand deposits increased $9.3 million, or 10.7%. The Bank continues to aggressively pursue deposits through customer cross-selling efforts and other marketing campaigns.

Borrowings

            Borrowings from the Federal Home Loan Bank of Boston totaled $191.3 million at September 30, 2003, a $58.3 million, or 43.8%, increase from December 31, 2002, as the Company has been using Federal Home Loan Bank borrowings primarily to fund security purchases as management has sought to take advantage of steep yield curves during the current quarter. The Company had additional borrowing capacity of $128.6 million at the Federal Home Loan Bank of Boston at September 30, 2003.

Due to Broker

            Due to broker totaled $20.0 million as the Bank executed several security transactions in September 2003 that had not yet settled by September 30, 2003.

Stockholders' Equity

            At September 30, 2003, the Company had $120.3 million in stockholders' equity compared to $120.6 million at December 31, 2002. The purchase of 278,816 shares of treasury stock, at an average price of $24.70 per share, less exercised stock options of 48,602 shares reduced stockholder's equity by $6.2 million. The Company also declared and paid cash dividends of $0.36 per common share amounting to $2.0 million. Partially offsetting these decreases in stockholders' equity were net income of $6.4 million and changes related to stock compensation plans of $1.6 million.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2003 and 2002

            Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income decreased $1.3 million, or 11.8%, to $9.3 million for the three months ended September 30, 2003, and $3.9 million, or 12.2%, to $27.8 million, for the nine months ended September 30, 2003. The decreases occurred as an increase in earning assets was more than offset by a decrease in the average yield on earning assets. Average earning assets increased $57.4 million for the three months ended September 30, 2003 and $38.6 million for the nine months ended September 30, 2003, while the average yield on earning assets for the same periods decreased by 133 and 126 basis points, respectively. The yield on average earning assets declined from 6.55% to 5.22% for the three month period ended September 30, 2003 and from 6.75% to 5.49% for the nine-month period ended September 30, 2003. Partially offsetting the decline in the yield on average earning assets was a 78 basis point decrease and a 72 basis point decrease in the rate paid on funding liabilities from the same periods last year. As a result, the Company's net interest margin was 3.51% for the three-month period ended September 30, 2003 and 3.64% for the nine month period ended September 30, 2003 compared to 4.21% and 4.32% for the same periods last year.

            Total interest and dividend income decreased $2.6 million, or 15.8%, for the three months ended September 30, 2003 and $7.7 million, or 15.5%, for the nine months ended September 30, 2003, compared to the same periods last year. Loan interest declined $2.6 million, or 18.2%, this quarter compared to the same period last year and decreased $8.0 million, or 18.1%, for the nine months ended September 30, 2003, due to the sale of higher rate sub-prime automobile loans in December 2002 and the impact of lower market interest rates resulting from comparatively stronger loan refinance activity. Interest earned on the Company's investment portfolio increased $50,000, and $352,000 for the three and nine months ended September 30, 2003, respectively, as higher average balances were able to offset lower average rates earned.

            In connection with the lower interest rate environment, and increases in lower cost core deposits, total interest expense fell $1.3 million, or 22.8%, and $3.8 million, or 21.3%, for the three and nine months ended September 30, 2003, respectively, compared to the same periods last year. Interest expense on deposits fell by $1.1 million, or 24.5%, and $2.8 million, or 21.0%, for the three- and nine-month periods ended September 30, 2003 compared to the same periods last year, as higher average balances were offset by lower rates paid. Interest paid on Federal Home Loan Bank of Boston advances and other borrowings decreased $261,000, or 17.8%, and $963,000, or 22.3%, for the three and nine months ended September 30, 2003 compared to the same periods last year, due to lower rates as new lower-cost borrowings replaced maturing higher cost advances and as a result of the Bank's pre-payment of higher cost advances in December 2002.

            Provision for Loan Losses. The Company's provision for loan losses was $575,000 and $1.7 million for the three and nine months ended September 30, 2003 as compared to $1.1 million and $3.9 million for the same periods last year. In assessing the provision for the three and nine months ended September 30, 2003, management took into consideration a $75.2 million decrease in sub-prime automobile loans from the third quarter of last year. The Company also considered net loan charge-offs, which decreased $2.3 million to $1.9 million for the first nine months of this year compared to last year. Foremost in this decrease were net consumer loan charge-offs, which decreased $1.4 million, consisting mainly of sub-prime automobile loans. Additional factors management considered were the level of delinquent loans, which declined from 1.60% of total loans at September 30, 2002, to 0.98% at September 30, 2003, and the increase of 51 points in average FICO scores for the consumer loan portfolio, to 674 at September 30, 2003, from 623 at September 30, 2002.

            Noninterest Income. For the three and nine months ended September 30, 2003, noninterest income increased $373,000, or 11.4%, and $2.1 million, or 23.4%, respectively, compared to the same periods last year. Gains on the sale of securities increased $385,000 and $1.6 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods last year. EastPoint's license maintenance and processing fees and license sales and other fees decreased a total of $452,000 for the three months ended September 30, 2003 and increased $216,000 for the nine months ended September 30, 2003 as compared to the same periods last year. Expenses for EastPoint, which are recorded in various noninterest expense categories, were down $481,000 for the current quarter and essentially flat year to date from 2002. Excluding security gains and EastPoint revenues, noninterest income increased $440,000, or 39.4%, and $360,000, or 9.3%, respectively, for the three- and nine-month periods ended September 30, 2003 compared to the same periods last year. The increase in the current quarter was largely attributed to increases in Trust department fees, gains on the sale of loans and loan fees, partially offset by lower other income. The increase for the current nine month period was largely attributed to higher Trust department fees and gain on the sale of loans.

            Trust department fees increased $162,000 and $198,000 for the three and nine months ended September 30, 2003, compared to the same periods last year, primarily due to revenue generated from new account relationships during the first nine months of 2003. Gain on the sale of loans was $102,000 and $240,000, respectively, for the three and nine month periods ended September 30, 2003 compared to no gain on the sale of loans in the same periods last year. These gains resulted from management's decision to sell longer term fixed rate 1-4 family residential mortgage loans to better position the balance sheet for a potential rise in interest rates. The increase of $102,000 in other income for the three months ended September 30, 2003 was primarily due to income earned on Bank Owned Life Insurance. The decrease of $98,000 in other income for the nine months ended September 30, 2003 was largely due to lower municipal finance fees, which can fluctuate quarter to quarter, and deposit insurance fund dividends.

            Operating Expenses. Operating (noninterest) expenses decreased $725,000 and $552,000 for the three and nine months ended September 30, 2003 compared to the same periods last year. Salaries and benefits expense declined $279,000 and rose $119,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods last year. The increase in the nine month period was due to a non-recurring charge of $800,000 taken in the second quarter of 2003 related to Mr. Wells' retirement. Exclusive of this charge, salaries and benefits would have decreased $681,000, or 4.2%, for the nine month period ended September 30, 2003, due to the management restructuring that occurred in 2002. Data processing expenses increased $135,000 and $249,000 for the three and nine months ended September 30, 2003, due to the Bank's increased ATM network, debit card services, internet banking applications, and miscellaneous software license fees. Other expenses decreased $255,000 for the three months ended September 30, 2003, and increased $260,000 for the nine months ended September 30, 2003, consistent with changes in EastPoint's revenue for the respective periods. EastPoint's expenses correspond closely with its changes in revenue. Foreclosed real estate and other loans, net, decreased $248,000 and $1.1 million for the three and nine months ended September 30, 2003, as compared to the same periods last year, primarily due to a decrease in the expenses associated with repossessed automobiles.

            Income Taxes. The provision for income taxes for the third quarter of 2003 was $1.4 million compared to $1.1 million for the third quarter of 2002, due to increased income before taxes as well as an increase in the effective tax rate to 36.0% for the three months ended September 30, 2003 from 32.6% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the provision for income taxes totaled $4.0 million as compared to $3.0 million for 2002. This increase was due to the assessment of $243,000 resulting from the State's disallowance of a dividend received deduction paid to the Bank by the Bank's REIT, increased income before taxes and the aforementioned increase in the effective tax rate. The increase in the effective tax rate was largely due to the disallowance of the dividend received deduction on the Bank's REIT.

Regulatory Capital

            The Company's capital to assets ratios for September 30, 2003 and December 31, 2002 were 10.30% and 11.53%, respectively. The various regulatory capital ratios for the Bank at September 30, 2003 and December 31, 2002 were as follows:

                                                                                                  FDIC Minimums
                                        At September 30, 2003       At December 31, 2002     to be Well Capitalized
                                        ---------------------       --------------------     ----------------------
Total capital to risk weighted assets:
    Berkshire Bank                                 12.58%                   13.60%                    10.00%

Tier I capital to risk weighted assets:
    Berkshire Bank                                 10.90                    11.85                      6.00

Tier I capital to average assets:
    Berkshire Bank                                  8.15                     8.81                      5.00

            As of September 30, 2003, Berkshire Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. As part of management's revised strategy to address the overall credit risk to the Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements. Such determination considers the amount of lower quality sub-prime automobile loans in the loan portfolio.

Liquidity

            Liquidity is the ability to meet current and future financial obligations of a short term nature. Berkshire Bank further defines its liquidity requirements as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities.

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

            Berkshire Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank. Certificates of deposit that were scheduled to mature in one year or less from September 30, 2003 were approximately $220.4 million.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

            Qualitative Aspects of Market Risk. The Bank's most significant form of market risk is interest rate risk. The principal objectives of the Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. The Bank maintains an Asset/Liability Committee consisting of six members of senior management and the Senior Financial Analyst, and are responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports to the Executive Committee of the Bank and the Board of Directors. The Asset/Liability Committee consists of the Bank's President and Chief Executive Officer; Senior Vice President and Chief Financial Officer; Senior Vice President-Retail Banking and Operations; Senior Vice President-Commercial Lending; Senior Vice President-Retail Lending; First Vice President and Controller; and Senior Financial Analyst. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

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

      For the Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $8.3 million at September 30, 2003. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Hills' stockholders' equity. Since December 31, 2002, this component has decreased $115,000. It is not possible to predict with complete accuracy the direction and magnitude of market value changes in the securities portfolio. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

            Quantitative Aspects of Market Risk. Berkshire Bank uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in the balance sheet mix. The model assumes the yield curve is derived from the interpolated Treasury yield curve and that an instantaneous increase or decrease of market interest rates would cause a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings are expected to reprice at the new market rate on the contractual review or maturity date. The Bank closely monitors its loan prepayment trends and uses prepayment guidelines set forth by Freddie Mac, Fannie Mae and other market sources as well as Bank generated figures where applicable. All prepayments are assumed to roll over into new loans originated in the same loan category at the new market rate. Berkshire Bank further assumes that its securities' cash flows, especially its mortgage-backed securities cash flows, are such that they will generally follow industry standards and that prepayments will be reinvested in the same category at the prevailing market rate. Finally, the model assumes that the balance sheet size and mix will remain relatively unchanged throughout the next calendar year.

      The tables below set forth, as of September 30, 2003 and December 31, 2002, estimated net interest income and the estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.

                 Increase/
                 (decrease)
                 in market                     At September 30, 2003                            At December 31, 2002
               interest rates          -------------------------------------            ------------------------------------
              in basis points                         Dollar         Percent                           Dollar        Percent
                (rate shock)             Amount       Change          change             Amount        change         change
              ---------------          --------      --------         ------            --------      --------        ------
                    200                $ 36,290      $ (1,016)        (2.72)%           $ 34,583      $ (1,027)        (2.88)%
                    100                  36,946          (360)        (0.96)              34,741          (869)        (2.44)
                   Static                37,306            --            --               35,610            --            --
                   (100)                 37,919           613           1.64              35,162          (448)        (1.26)
                   (200)                 35,424        (1,882)        (5.04)              32,908        (2,702)        (7.59)

            In the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points, the September 30, 2003 chart indicates an increase in net interest income of $613,000 while the December 31, 2002 chart indicates a decrease of $448,000. The primary reason for this difference was that in the September 30, 2003 chart, the Bank-determined floors on certain money market accounts had been lowered from where they were at the end of last year. In the event of a sudden and sustained 200 basis point decline in market interest rates, the September 30, 2003 table indicates a decrease of $1.9 million, somewhat less than with the decrease of $2.7 million indicated by the December 31, 2002 chart, again reflecting the deposit floors.

            In the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points, the September 30, 2003 chart indicates that net interest income would decrease by $360,000 and $1.0 million, respectively. This is similar to the December 31, 2002 chart which indicates that a sudden and sustained increase of 100 and 200 basis points would decrease net interest income by $869,000 and $1.0 million, respectively. The primary reason for the difference in the plus 100 basis point scenario is that, in the first quarter of 2003, management reevaluated the repricing assumptions on certain non-maturity deposits and slowed the pace at which these non-maturity deposits would increase following an increase in general market interest rates. The impact of this change in repricing assumptions on the 200 basis point scenario was offset by balance sheet management strategies that have been implemented throughout 2003.

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

ITEM 4. CONTROLS AND PROCEDURES.

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)   Reports on Form 8-K

            On July 11, 2003, the Company furnished a Form 8-K in which it announced it expected to issue its second quarter earnings release on July 22, 2003 and conduct a conference call at 2:00 p.m. on July 23, 2003 to discuss second quarter results. The press release announcing these items was attached by exhibit.

            On July 24, 2003, the Company filed a Form 8-K related to a press release announcing earnings, the declaration of a quarterly dividend of $0.12 per share and a conference call discussing such second quarter earnings that took place previously. The press release announcing these items was attached by exhibit.

                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BERKSHIRE HILLS BANCORP, INC.


Dated: November 10, 2003        By: /s/ Michael P. Daly
                                    -------------------
                                    Michael P. Daly
                                    President, Chief Executive Officer
                                    and Director
                                    (principal executive officer)


Dated: November 10, 2003        By: /s/ Wayne F. Patenaude
                                    ----------------------
                                    Wayne F. Patenaude
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)