Form 10-K
period 2003-12-31
BERKSHIRE HILLS BANCORP INC
filed 2004-03-11
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

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

                                                     Name of each exchange
          Title of each class:                        on which registered:
Common Stock, par value $0.01 per share             American Stock Exchange

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

                              Yes |X|       No |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $156.5 million, based upon the closing price of $28.40 as quoted on the American Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter.

              The number of shares outstanding of the registrant's common stock as of February 26, 2004, was 5,936,461.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX
--------------------------------------------------------------------------------

PART I .............................................................................        15

   ITEM 1. BUSINESS ................................................................        15

   ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT ...................................        44

   ITEM 2. PROPERTIES ..............................................................        45

   ITEM 3. LEGAL PROCEEDINGS .......................................................        46

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................        46

PART II ............................................................................        46

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...        46

   ITEM 6. SELECTED FINANCIAL DATA .................................................        47

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS ...................................................        49

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............        59

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............................        61

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE ....................................................       107

   ITEM 9a. CONTROLS AND PROCEDURES ................................................       107

PART III ...........................................................................       107

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....................       107

   ITEM 11. EXECUTIVE COMPENSATION .................................................       107

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS ............................................       107

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................       108

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES .................................       108

PART IV ............................................................................       109

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .......       109

                                     PART I

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

General

      Berkshire Hills Bancorp, Inc. (the "Company" or "Berkshire Hills"), a Delaware corporation, was organized in January 2000 to become the holding company for Berkshire Bank (the "Bank") upon the conversion of the Bank's former parent holding company, Berkshire Bancorp, from the mutual to stock form of organization, which occurred on June 27, 2000. The Company owns all of the outstanding shares of the Bank. The Company has no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

      The Bank is regulated by the Massachusetts Division of Banks and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposits are insured to the maximum allowable amount by the Bank Insurance Fund (the "BIF") of the FDIC and the Depositors Insurance Fund (the "DIF"). Berkshire Bank has been a member of the Federal Home Loan Bank system since 1973.

      Berkshire Bank is a community bank that accepts retail deposits from the general public in the areas surrounding its 11 full-service banking offices and uses those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans, commercial business and real estate loans and consumer loans, primarily automobile loans and home equity lines of credit. Berkshire Bank primarily holds the loans that it originates for investment, but occasionally sells or securitizes some of its loans, including automobile and fixed-rate residential mortgage loans, in the secondary market. Berkshire Bank also invests in U.S. Government and Agency securities, mortgage- and asset-backed securities, including real estate mortgage investment conduits and collateralized mortgage obligations, debt and equity securities and other permissible investments. Berkshire Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on its investment securities. Berkshire Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of Boston.

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

Market Area

      Berkshire Bank is headquartered in Pittsfield, Massachusetts, in Berkshire County. Berkshire Bank's primary deposit gathering and lending areas are concentrated in the communities surrounding its 11 full-service banking offices located in Berkshire County. However, Berkshire Bank also makes loans throughout western Massachusetts, northern Connecticut, eastern New York and southern Vermont and occasionally other geographic areas.

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

Competition

      The Bank faces intense competition for the attraction of deposits and origination of loans in its primary market area. As of June 30, 2003, according to information presented on the Federal Deposit Insurance Corporation's website, the Bank held approximately 32% of the deposits in Berkshire County, which was the largest share of deposits out of 12 financial institutions in the county. Berkshire Bank's most direct competition for deposits comes from one large credit union in the area, which has a competitive advantage as credit unions do not have to pay state or federal taxes. The Bank also competes with super-regional banks, such as Banknorth and Citizens Bank. These competitors have substantially greater resources and lending limits than the Bank does and offers services that the Bank does not provide. Additionally, Berkshire Bank faces competition for deposits from several commercial and savings banks operating in its primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, insurance companies and the mutual fund industry, as customers seek alternative sources of investment for their funds. Berkshire Bank also faces significant competition for investors' funds due to its direct purchase of short-term money market securities and other corporate and government securities. Berkshire Bank faces competition for loans from a significant number of traditional financial institutions, primarily savings banks and commercial banks in its market area, as well as the mortgage companies and mortgage brokers operating in its primary market area. The increase of Internet-accessible financial institutions which solicit deposits and originate loans on a nationwide basis also increases competition for Berkshire Bank's customers. Additionally, competition has increased as a result of regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased restrictions on interstate banking and the entrance into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms and specialty financial services companies (such as Internet-based providers).

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

                                                              At December 31,
                                  -----------------------------------------------------------------------
                                          2003                     2002                     2001
                                  ---------------------    ---------------------    ---------------------
                                                Percent                  Percent                  Percent
                                                  of                       of                       of
                                    Amount       Total       Amount       Total       Amount       Total
                                  ---------     -------    ---------     -------    ---------     -------
                                                           (Dollars in thousands)
Real estate loans:

   One- to four-family            $ 266,753      33.70%    $ 246,938      34.15%    $ 240,852      30.01%

   Commercial                       154,244      19.49       119,198      16.48        84,741      10.56

   Multi-family                      15,514       1.96        14,920       2.06        13,183       1.64

   Construction and land
    development                      34,719       4.39        17,627       2.44        22,936       2.86
                                  ---------     ------     ---------     ------     ---------     ------
      Total real estate loans       471,230      59.54       398,683      55.13       361,712      45.07
                                  ---------     ------     ---------     ------     ---------     ------

Consumer loans:

   Home equity lines of credit       45,783       5.78        40,713       5.63        34,439       4.29

   Automobile                       103,674      13.10       113,321      15.67       228,412      28.46

   Other                              4,506       0.57         5,017       0.69         7,792       0.97
                                  ---------     ------     ---------     ------     ---------     ------
      Total consumer loans          153,963      19.45       159,051      21.99       270,643      33.72
                                  ---------     ------     ---------     ------     ---------     ------

Commercial loans                    166,451      21.01       165,447      22.88       170,230      21.21
                                  ---------     ------     ---------     ------     ---------     ------
      Total loans                   791,644     100.00%      723,181     100.00%      802,585     100.00%
                                                ======                   ======                   ======

Net deferred loan origination
  costs                                 110                       41                      172

Unamortized discount on
  purchased loans                       473                     (200)                    (203)

Allowance for loan losses            (8,969)                 (10,308)                 (11,034)
                                  ---------                ---------                ---------
   Total loans, net               $ 783,258                $ 712,714                $ 791,520
                                  =========                =========                =========

                                                 At December 31,
                                  ----------------------------------------------
                                          2000                     1999
                                  ---------------------    ---------------------
                                                Percent                  Percent
                                                  of                       of
                                    Amount       Total       Amount       Total
                                  ---------     -------    ---------     -------
                                              (Dollars in thousands)
Real estate loans:

   One- to four-family            $ 249,440      31.44%    $ 245,240      36.39%

   Commercial                        63,871       8.05        46,419       6.89

   Multi-family                      15,699       1.98        14,793       2.20

   Construction and land
    development                      14,290       1.80        12,534       1.86
                                  ---------     ------     ---------     ------
      Total real estate loans       343,300      43.27       318,986      47.34
                                  ---------     ------     ---------     ------

Consumer loans:

   Home equity lines of credit       34,471       4.34        33,168       4.92

   Automobile                       241,862      30.48       171,527      24.46

   Other                              6,800       0.87         4,041       1.59
                                  ---------     ------     ---------     ------
      Total consumer loans          283,133      35.69       208,736      30.97
                                  ---------     ------     ---------     ------

Commercial loans                    166,956      21.04       146,196      21.69
                                  ---------     ------     ---------     ------
      Total loans                   793,389     100.00%      673,918     100.00%
                                                ======                   ======

Net deferred loan origination
  costs                                 232                      170

Unamortized discount on
  purchased loans                        --                       --

Allowance for loan losses           (10,216)                  (8,534)
                                  ---------                ---------
   Total loans, net               $ 783,405                $ 665,554
                                  =========                =========

Real Estate Lending

      One- to Four-Family Real Estate Loans. One of Berkshire Bank's primary lending activities is to originate loans secured by one- to four-family residences located in its primary market area. At December 31, 2003, $266.8 million, or 33.7%, of Berkshire Bank's total loans consisted of one- to four-family mortgage loans. Of the one- to four-family loans outstanding at that date, 49.0% were fixed-rate mortgage loans and 51.0% were adjustable-rate loans.

      Berkshire Bank originates fixed-rate fully amortizing loans with maturities of 15, 20 and 30 years. Management establishes the loan interest rates based on market conditions. Berkshire Bank offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines. In addition, Berkshire Bank offers jumbo loan products, which presently are loans in amounts over

$333,700. Berkshire Bank generally originates loans for its own portfolio, but occasionally sells or securitizes some fixed-rate one- to four-family loans in the secondary market. The determination of whether to sell or securitize loans is reviewed periodically by management as a means of managing the Company's interest rate risk profile or providing liquidity.

      Berkshire Bank also currently offers adjustable-rate mortgage loans, with an interest rate based on the one-year, three- year or five-year Constant Maturity Treasury index, which adjust every one, three or five years from the outset of the loan, with terms of up to 30 years. Interest rate adjustments on such loans range from 2% to 5% during any adjustment period and are limited to no more than 6% over the life of the loan.

      Adjustable-rate mortgage loans help reduce Berkshire Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by borrowers. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans increases as a result of repricing and the increased payments required to be made by borrowers. In addition, although adjustable-rate mortgage loans allow Berkshire Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, Berkshire Bank has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in Berkshire Bank's cost of funds during periods of rising interest rates. These risks have not had a material adverse effect on Berkshire Bank to date.

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

      To provide financing for low- and moderate-income families, Berkshire Bank offers Federal Housing Authority, Veterans Administration and Massachusetts Housing Finance Agency residential mortgage loans to qualified individuals with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by one- to four-family residential properties and are underwritten using modified underwriting guidelines. Berkshire Bank also participates in the Good Samaritan Home Ownership Program, which is a non-profit venture established to advise and assist low- and middle-income families in the purchase of their first home in Berkshire County. Qualified individuals can obtain a 30-year fixed-rate mortgage loan on a one- to four-family, owner occupied property.

      Construction and Land Development Loans. At December 31, 2003, construction and land development loans totaled $34.7 million, or 4.4% of Berkshire Bank's total loan portfolio, of which $10.6 million were residential construction loans, $15.4 million were commercial construction loans and $8.7 million were commercial land development loans. At December 31, 2003, the unadvanced portion of construction and land development loans totaled $18.1 million.

      Berkshire Bank originates construction and land development loans to individuals for the construction and acquisition of personal residences. Berkshire Bank's residential construction and land development loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 85%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At December 31, 2003, the largest outstanding residential construction and land development loan commitment was for $2.5 million. Construction and land development loans to individuals are generally made on the same terms as Berkshire Bank's one- to four-family mortgage loans.

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

      Berkshire Bank also makes construction and land development loans for commercial development projects, including multi-family commercial properties, single-family subdivisions and condominiums. These loans generally have an interest only phase during construction then convert to permanent financing. Disbursement of funds is at the sole discretion of Berkshire Bank and is based on the progress of construction. The maximum loan to value ratio for these loans depends upon the type of commercial development project being undertaken, but generally will not exceed 80%. At December 31, 2003, the largest commercial construction and land development commitment was $4.5 million, of which $4.5 million was outstanding, to a locally headquartered company that develops residential subdivisions on a national scale, and is a long-time Berkshire Bank borrower. This loan is secured by a 1,075 acre, 892 lot residential subdivision in the Austin-San Antonio, Texas corridor. This loan was performing according to its terms at December 31, 2003.

      Berkshire Bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, have loan to value ratios that are limited to 75% of the value of the land used for residential development and 80% of the value of the land used for commercial development (based on the lower of the acquisition price or the appraised value of the land). Land loans are offered with a term of three years in which only interest is required to be paid each month. A balloon payment for the principal plus any accrued interest is due at the end of the three-year period. Berkshire Bank's land loans are generally secured by property in its primary market area. Berkshire Bank generally requires title insurance and, if applicable, either a hazardous waste survey or environmental insurance coverage.

      Construction and land development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, Berkshire Bank may be required to advance funds beyond the amount originally committed to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, Berkshire Bank may be confronted with a completed project, having a value insufficient to assure full repayment.

      Multi-Family and Commercial Real Estate Loans. Berkshire Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial, healthcare, lodging or retail facilities predominantly located in Berkshire Bank's primary market area. Berkshire Bank's multi-family and commercial real estate loans may be made in amounts of up to 80% of the appraised value of the property or the selling price, whichever is less. Loans secured by single-family subdivisions and condominium projects may be made in amounts of up to 75% and 70%, respectively, of the appraised value of the property or selling price, whichever is less. Berkshire Bank's multi-family and commercial real estate loans may be made with terms of up to 20 years and substantially all of which are originated with interest rates that adjust periodically and are generally indexed to Berkshire Bank's base rate. In reaching its decision on whether to make a multi-family or commercial real estate loan, Berkshire Bank considers the net operating income and value of the property and the borrower's expertise, credit history and profitability. In addition, with respect to commercial real estate rental properties, Berkshire Bank will also consider the term of the lease and the quality of the tenants. Berkshire Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25x. Environmental surveys or environmental insurance coverage are generally required for commercial real estate loans. Additionally, in larger real estate projects, it is recommended that a feasibility study be obtained. A feasibility study is particularly important with respect to multi-family housing projects, hotel/motel construction and health care facilities. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The largest multi-family or commercial real estate loan relationship in Berkshire Bank's portfolio at December 31, 2003 consisted of four loans to related health care facilities in Massachusetts totaling $8.5 million. All loans were performing according to their terms at December 31, 2003.

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

Consumer Lending

      Automobile Lending. At December 31, 2003, automobile loans totaled $103.7 million, or 13.1% of Berkshire Bank's total loans and 67.3% of consumer loans. The Bank offers fixed-rate automobile loans on a direct and indirect basis with terms of up to 72 months for new and recent model used cars and up to 66 months for older model used cars. Berkshire Bank generally will make such loans up to 100% of the retail value shown in the NADA Used Car Guide. The interest rates offered differ depending on the age of the automobile and current interest rates offered by competitors.

      Berkshire Bank began offering indirect automobile loans through automobile dealers over ten years ago. Currently, Berkshire Bank maintains contractual relationships with over 90 new and used car dealers throughout western Massachusetts, northern Connecticut, eastern New York and southern Vermont. In 2001, management determined to decrease the Bank's emphasis on lower quality or sub-prime automobile loans and attempt to reduce the overall size of the automobile loan portfolio. This process was accelerated through the sale of $69.7 million of sub-prime automobile loans in 2002 and the sale of an additional $9.9 million of sub-prime automobile loans in 2003. At December 31, 2003, $1.4 million of lower quality or sub-prime automobile loans, representing 1.3% of automobile loans, or 0.2% of total loans, remained.

      Home Equity Lines of Credit and Other Consumer Loans. Berkshire Bank offers home equity lines of credit secured by owner-occupied one- to four-family residences. At December 31, 2003, home equity lines of credit totaled $45.8 million, or 5.8% of Berkshire Bank's total loans and 29.7% of consumer loans. Additionally, at December 31, 2003, the unadvanced amounts of home equity lines of credit totaled $45.5 million. The underwriting standards employed by Berkshire Bank for home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans will not be made if the borrower's first mortgage payment, monthly real estate payment and amortized equity line payment exceed 25% of the borrower's gross monthly income. Additionally, the borrower's monthly debt service cannot exceed 35% of the borrower's gross monthly income. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum combined loan-to-value ratio on home equity lines of credit is 80% for loans up to $200,000 and 60% for loans greater than $200,000. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five-year period.

      Other consumer loans at December 31, 2003 amounted to $4.5 million, or 0.6% of Berkshire Bank's total loans and 2.9% of consumer loans. These loans include education, collateral, personal and unsecured loans, and second mortgage loans other than home equity lines of credit. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities. Unsecured loans generally have a maximum borrowing limitation of $10,000 and a maximum term of five years. Second mortgages are offered on owner-occupied primary or secondary residences and are adjustable-rate, either adjusting annually or with a five-year initial fixed period adjusting annually thereafter, with terms up to 30 years.

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

Commercial Lending

      Commercial Loans. At December 31, 2003, Berkshire Bank had $166.5 million in commercial loans which amounted to 21.0% of total loans. In addition, at such date, Berkshire Bank had $49.4 million of unadvanced commercial lines of credit. Berkshire Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Berkshire Bank's largest commercial loan relationship was a $4.4 million loan to a long time customer secured by various types of business assets located in Berkshire County. This loan was performing according to its terms at December 31, 2003.

      Berkshire Bank offers secured commercial term loans, which have maturities of greater than one year and the repayment of which is dependent on future earnings. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally seven years or less. Berkshire Bank also offers loans originated to finance a business' equipment and machinery, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. In addition, Berkshire Bank offers revolving lines of credit called operating loans that are secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Time notes are short-term loans, generally limited to 90 days which do not require payment of principal or interest until maturity.

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

      Loans to One Borrower. The maximum amount that Berkshire Bank may lend to one borrower is limited by statute. At December 31, 2003, Berkshire Bank's statutory limit on loans to one borrower was $21.0 million. At that date, Berkshire Bank's largest amount of loans to one borrower, including the borrower's related interests, was approximately $10.3 million and consisted of ten loans secured by various types of business and real estate assets. These loans were performing according to their terms at December 31, 2003.

      Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of Berkshire Bank's total loans at December 31, 2003, excluding the effect of future principal prepayments, and contractual repricing.

                                                                     At December 31, 2003
                       -------------------------------------------------------------------------------------------------------------
                                      Construction                     Home Equity
                       One- to Four-    and Land     Commercial and       Lines                     Other
                          Family       Development    Multi-Family      of Credit     Automobile   Consumer   Commercial      Total
                       -------------  ------------   --------------    -----------    ----------   --------   ----------    --------
                                                                        (In thousands)
Amounts due in:
   One year or less      $    620        $25,017        $  8,373        $ 1,767        $  2,420     $  544     $ 49,627     $ 88,368
   More than one
     year to five
     years                  7,781          7,079          10,598         11,823          81,305      1,641       26,296      146,523
   More than 5 years      258,352          2,623         150,787         32,193          19,949      2,321       90,528      556,753
                         --------        -------        --------        -------        --------     ------     --------     --------
   Total amount due      $266,753        $34,719        $169,758        $45,783        $103,674     $4,506     $166,451     $791,644
                         ========        =======        ========        =======        ========     ======     ========     ========

      The following table sets forth, at December 31, 2003, the dollar amount of loans contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

                                            Due After December 31, 2004
                                     ----------------------------------------
                                       Fixed        Adjustable         Total
                                     --------        --------        --------
                                                  (In thousands)
Real estate loans:
   One- to four-family               $130,530        $135,603        $266,133
   Construction and land
      development                          --           9,702           9,702
   Commercial and
      multi-family                     13,170         148,215         161,385
                                     --------        --------        --------
      Total real estate loans         143,700         293,520         437,220
Home equity lines of credit                --          44,016          44,016
Automobile                            101,254              --         101,254
Other consumer                          1,938           2,024           3,962
Commercial loans                       12,470         104,354         116,824
                                     --------        --------        --------
      Total loans                    $259,362        $443,914        $703,276
                                     ========        ========        ========

      Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. Automobile loans have relatively short average lives since they are fully amortizing with final maturities generally no longer than five years. In addition, due-on-sale clauses on loans generally give Berkshire Bank the right to declare loans immediately due and payable if, among other things, the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

      Loan Approval Procedures and Authority. Berkshire Bank's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Berkshire Bank's Board of Directors and management. The Board of Directors has authorized the following persons and groups of persons to approve loans up to the amounts indicated: several retail lenders have been delegated authority to approve residential mortgage loans up to $300,000; home equity lines of credit ranging from $50,000 to $300,000; unsecured consumer loans from $5,000 to $30,000; and secured consumer loans from $20,000 to $50,000. One- to four-family mortgage loans and home equity loans up to $300,000, secured consumer loans up to $50,000 and unsecured loans up to $30,000, may be approved by the President and the Senior Vice President-Retail Lending.

      One- to four-family mortgage loans and home equity loans from $300,000 to $600,000 may be approved by a combination of individual officer authorities, provided that approval must include either the President or Senior Vice President-Retail Lending. Approvals from $600,000 to $1.5 million require approvals of both the President and the Senior Vice President-Retail Lending. All residential loans in excess of $1.5 million require the approval of the Loan and Investment Committee of the Board of Directors or the full Board of Directors.

      The Board of Directors has delegated the authority to approve loans to the President, the Senior Commercial Lender and several commercial loan officers in amounts ranging up to $300,000 for secured commercial loans and in amounts ranging up to $175,000 for unsecured commercial loans. Loans in excess of these amounts require the approval of a majority of the members of Berkshire Bank's Senior Lending Committee, which consists of the Senior Commercial Lender and all commercial loan officers. The President, the Credit Administration Officer and the Loan Review Officer are non-voting members of the Senior Loan Committee. Delegated approval authorities may be combined. However, individual limits may be combined only up to $500,000 for commercial loan approvals without requiring approval of the Senior Lending Committee, provided that commercial loans approved by a combination of authorities must include the approval of either the President or the Senior Commercial Lender. All commercial loans in excess of $1.5 million require the approval of the Loan and Investment Committee of the Board of Directors or the full Board of Directors.

      Loan Originations, Purchases and Sales. Berkshire Bank's lending activities are conducted by its salaried and commissioned loan personnel and through its relationships with automobile dealers. Currently, Berkshire Bank has contractual relationships with over 90 automobile dealers who originate automobile loans for Berkshire Bank. Such loans are only made following an underwriting review and acceptance by Berkshire Bank. These loans are closed by the automobile dealer and immediately assigned to Berkshire Bank, who then services the loans. On loans originated by its automobile dealers, Berkshire Bank compensates the originator an amount by which the interest rate paid on the loan exceeds a specified threshold, up to a maximum of four points. The compensation is paid at the time the loan is closed and assigned to Berkshire Bank. For the fiscal years 2003 and 2002, Berkshire Bank originated or purchased $60.2 million and $54.3 million of automobile loans, respectively, of which 90.6% and 87.4%, respectively, were originated indirectly through the automobile dealers.

      From time to time, Berkshire Bank will purchase whole loans or participations in loans. These loans are underwritten according to Berkshire Bank's underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. Berkshire Bank purchased $57.4 million of loans in 2003, of which $53.8 million were secured by first mortgage liens on residential real estate. Amounts outstanding related to loan participation interests purchased by Berkshire Bank totaled $50.9 million and $13.7 million at December 31, 2003 and December 31, 2002, respectively, and consisted primarily of loans secured by real estate.

      At December 31, 2003, Berkshire Bank was servicing $7.2 million of automobile loans, $8.6 million of one- to four-family mortgage loans and $8.0 million of commercial loans sold to others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions when there 4are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 25 basis points for one- to four-family mortgage loans and 100 basis points for automobile loans of the total balance of the loan being serviced.

      Berkshire Bank generally originates loans for its own portfolio but from time to time will sell or securitize loans in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio, the Bank's interest rate risk profile and liquidity needs. Berkshire Bank sold or securitized fixed rate residential one- to four-family mortgages of $69.4 million in 2003 and has contracted to securitize an additional $39.6 million in January 2004. In addition, Berkshire Bank sold $9.9 million of sub-prime automobile loans in 2003.

      The following table presents total loans originated, purchased, sold and repaid during the years indicated.

                                               For the Years Ended December 31,
                                              ----------------------------------
                                                2003         2002         2001
                                              --------    ---------     --------
                                                        (In thousands)

Loans at beginning of year                    $723,181    $ 802,985     $793,389
                                              --------    ---------     --------
  Originations:
    Real estate loans:
      One-to four-family                       113,606       88,770       36,668
      Construction and land development         32,246       30,678       22,170
      Commercial                                48,644       37,564       13,296
      Multi-family                               2,862        5,242          800
                                              --------    ---------     --------
        Total real estate loans                197,358      162,254       72,934
                                              --------    ---------     --------
    Consumer loans:
      Home equity lines of credit               15,380       16,361        6,887
      Automobile                                60,174       54,284      105,124
      Other                                      3,466        4,613        4,527
                                              --------    ---------     --------
        Total consumer loans                    79,020       75,258      116,538

    Commercial loans:
      Commercial                                44,727       48,343       63,456
                                              --------    ---------     --------
        Total loans originated                 321,105      285,855      252,928
                                              --------    ---------     --------

  Purchases:
    Real estate loans:
      Residential                               53,814           --           --
      Commercial real estate                     3,041        2,724        4,042
                                              --------    ---------     --------
        Total real estate loans                 56,855        2,724        4,042
    Consumer loans:
      Automobile                                    --           --        7,451
    Commercial loans:
      Commercial                                   500           --        2,000
                                              --------    ---------     --------
        Total loans purchased                   57,355        2,724       13,493
                                              --------    ---------     --------

  Deduct:
    Principal loan repayments, prepayments
      and other, net                           225,528      285,852      226,179
    Loan sales                                  65,400       73,625       24,263
    Securitization of loans                     16,270           --           --
    Net loan charge-offs                         2,799        6,906        6,357
    Transfers to real estate owned                  --        2,000           26
                                              --------    ---------     --------
        Total deductions                       309,997      368,383      256,825
                                              --------    ---------     --------
Net increase (decrease) in loans                68,463      (79,804)       9,596
                                              --------    ---------     --------
Loans at end of year                          $791,644    $ 723,181     $802,985
                                              ========    =========     ========

      Loan Commitments. Berkshire Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2003, Berkshire Bank had loan commitments and unadvanced loans and lines of credit totaling $143.0 million.

      Loan Fees. In addition to interest earned on loans, Berkshire Bank receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

      Berkshire Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2003, Berkshire Bank had approximately $110,000 of net deferred loan fees and costs. Berkshire Bank amortized approximately $34,000 of net deferred loan fees and costs during the year ended December 31, 2003.

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

      Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure, and all foreclosed and repossessed property that Berkshire Bank owns. Berkshire Bank generally ceases accruing interest on all commercial and residential loans when principal or interest payments are delinquent 90 days or more unless management determines the loan principal and interest to be fully-secured and in the process of collection. Once management determines that interest is uncollectible, the accrual of interest income on a loan is discontinued and all interest previously accrued is reversed against current period interest income. In 2001, to enhance its risk management practices, the Bank initiated a more conservative policy for automobile loans whereby all delinquent automobile loans remain on accrual status until they reach 120 days delinquent. At that time they are charged-off, except for those customers who are in bankruptcy proceedings with a secured loan, in which case the loan is transferred to nonaccrual status.

      Berkshire Bank has adopted Statements of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--an amendment to SFAS No. 114." At December 31, 2003 and December 31, 2002, Berkshire Bank had $388,000 and $727,000, respectively, recorded investment in impaired loans, which had no specific allowances and $2.0 million and $2.1 million in loans with specific valuation allowances of $267,000 and $295,000, respectively.

      The following table sets forth information regarding nonperforming assets and loans that were 90 days or more past due and still accruing at the dates indicated.

                                                       At December 31,
                                     --------------------------------------------------
                                      2003       2002       2001       2000       1999
                                     ------     ------     ------     ------     ------
                                                   (Dollars in thousands)
Nonaccruing loans:
  One- to four-family real estate    $  348     $  230     $  310     $  390     $  450
  Commercial real estate                496         --         --         --         --
  Commercial                          1,887      2,850      2,077        466      1,572
  Consumer(1)                           468        661        315      2,013        819
                                     ------     ------     ------     ------     ------
    Total nonperforming loans         3,199      3,741      2,702      2,869      2,841
Real estate owned                        --      1,500         --         50        220
                                     ------     ------     ------     ------     ------
    Total nonperforming assets       $3,199     $5,241     $2,702     $2,919     $3,061
                                     ======     ======     ======     ======     ======
Total nonperforming loans as a
   percentage of total loans           0.40%      0.52%      0.34%      0.36%      0.42%
Total nonperforming assets as a
   percentage of total assets          0.26%      0.50%      0.26%      0.29%      0.36%
Loans 90 days or more past due
   and still accruing(2)             $  306     $  590     $1,306     $   --     $   --

----------
(1)   Consists primarily of automobile loans.

(2) Reflects Bank's policy on delinquent automobile loans whereby all delinquent automobile loans remain on accrual status until they reach 120 days delinquent, at which time they are charged off. Previous to 2001, automobile loans past due 90 days or more were reported as nonaccrual.

      Nonaccruing commercial loans and commercial real estate loans decreased to $2.4 million at December 31, 2003 from $2.9 million at December 31, 2002 primarily as the result of the return of two loans to accrual status, payments collected on accounts remaining on nonaccruing status and $157,000 in gross commercial loan charge-offs. The borrowers with loans in Berkshire Bank's nonaccruing commercial loan portfolio have been adversely affected by national and regional economic conditions.

      Interest income that would have been recorded for the year ended December 31, 2003, had nonaccruing loans been current according to their original terms, amounted to $165,000. A total of $14,000 was included in interest income to reflect payments received on loans that had been paid off or brought up to date but were still classified as nonaccruing.

      The following table sets forth the delinquencies in Berkshire Bank's loan portfolio as of the dates indicated.

                                At December 31, 2003                         At December 31, 2002
                      -----------------------------------------    ------------------------------------------
                          60-89 Days          90 Days or More          60-89 Days           90 Days or More
                      -------------------   -------------------    -------------------    -------------------
                                Principal             Principal              Principal              Principal
                                 Balance               Balance                Balance                Balance
                      Number of    of       Number of    of        Number of    of        Number of    of
                        Loans     Loans       Loans     Loans        Loans     Loans        Loans     Loans
                      --------- ---------   --------- ---------    --------- ---------    --------- ---------
                                                      (Dollars in thousands)
Real estate loans:
  One- to four-
    family                 3      $ 236          3     $  220           3     $  207           4     $   92
  Commercial              --         --         --         --          --         --          --         --
  Multi-family            --         --         --         --          --         --          --         --
Consumer loans:
  Home equity lines
    of credit             --         --         --         --          --         --          --         --
  All other(1)            80        460         85        612         120        924         118        893
Commercial loans           1         36          6        215           2         49           4        110
                        ----      -----       ----     ------        ----     ------        ----     ------
  Total                   84      $ 732         94     $1,047         125     $1,180         126     $1,095
                        ====      =====       ====     ======        ====     ======        ====     ======
Delinquent loans to
  total loans           0.42%      0.09%      0.47%      0.13%       0.57%      0.16%       0.57%      0.15%

                                At December 31, 2001
                      ------------------------------------------
                          60-89 Days           90 Days or More
                      -------------------    -------------------
                                Principal              Principal
                                 Balance                Balance
                      Number of    of        Number of    of
                        Loans     Loans        Loans     Loans
                      --------- ---------    --------- ---------
                                (Dollars in thousands)
Real estate loans:
  One- to four-
    family                 3     $  144           3     $  254
  Commercial              --         --          --         --
  Multi-family            --         --          --         --
Consumer loans:
  Home equity lines
    of credit             --         --          --         --
  All other(1)           323      2,645         217      1,621
Commercial loans           2        381           7      1,234
                        ----     ------        ----     ------
  Total                  328     $3,170         227     $3,109
                        ====     ======        ====     ======
Delinquent loans to
  total loans           0.96%      0.39%       0.66%      0.39%

----------
(1)   Consists primarily of automobile loans.

      Real Estate Owned. Real estate acquired by Berkshire Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2003, Berkshire Bank had no foreclosed property.

      Asset Classification. Regulators have adopted various regulations and practices regarding problem assets of financial institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified. Berkshire Bank performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, Berkshire Bank regularly analyzes the losses inherent in its loan portfolio and its nonperforming loans to determine the appropriate level of the allowance for loan losses.

      There are four classifications for problem assets: loss, doubtful, substandard and special mention. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. All or a portion of general loan loss allowances established to cover probable losses related to assets classified as substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention."

      The following table sets forth Berkshire Bank's classified assets at December 31, 2003.

                                  Loss                      Doubtful                   Substandard               Special Mention
                         -----------------------     -----------------------     -----------------------     -----------------------
                         Number of     Principal     Number of     Principal     Number of     Principal     Number of     Principal
                           Loans        Balance        Loans        Balance        Loans        Balance        Loans        Balance
                         ---------     ---------     ---------     ---------     ---------     ---------     ---------     ---------
                                                                    (Dollars in thousands)
Real estate loans:
  One- to four-family          --       $    --            --       $    --             9       $   476             3       $   236
  Commercial                   --            --            --            --             7         1,618             2         2,560
  Multi-family                 --            --            --            --            --            --             1           549
  Construction and land
    development                --            --            --            --            --            --             1         4,106
Consumer loans:
  Home equity lines of
    credit                     --            --            --            --            --            --            --            --
  Automobile                   --            --            --            --           123           800            77           410
  All other                    --            --            --            --             3             2             3            50
Commercial loans               --            --             1           194            36         4,146            45         9,423
                          -------       -------       -------       -------       -------       -------       -------       -------
    Total                      --       $    --             1       $   194           178       $ 7,042           132       $17,334
                          =======       =======       =======       =======       =======       =======       =======       =======

      At December 31, 2003, Berkshire Bank had four outstanding commercial loans with one borrower, which were adversely classified or identified as a problem credit, totaling $1.5 million. These loans were classified as substandard and were secured by a lien on the borrower's commercial real estate, accounts receivable, inventory and other commercial business assets. Based on management's collateral value estimates, $459,000 of Berkshire Bank's December 31, 2003 allowance for loan losses have been allocated to this borrowing relationship. Management believes that the current allocation is adequate. The aforementioned loans were not performing according to their terms on December 31, 2003. Berkshire Bank had no other classified loans greater than $500,000 which were not performing according to their terms on December 31, 2003.

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

      The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, management employs an independent third party to perform an annual review of all of Berkshire Bank's commercial loan relationships exceeding $1.0 million, all material credits on Berkshire Bank's watch list or classified as substandard and a random sampling of new loans. The regulatory agencies, as an integral part of their examination process, also periodically review Berkshire Bank's allowance for loan losses. Such agencies may require Berkshire Bank to make additional provisions for estimated losses based upon judgments different from those of management.

      In assessing the allowance for loan losses, loss factors are applied to various pools of outstanding loans and certain unused commitments. Berkshire Bank segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, home equity, other consumer, commercial). Loss factors are derived using Berkshire Bank's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

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

      Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. Furthermore, while Berkshire Bank believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing Berkshire Bank's loan portfolio, will not request Berkshire Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Berkshire Bank's financial condition and results of operations.

      The following table presents an analysis of Berkshire Bank's allowance for loan losses for the years indicated.

                                                     At or For the Years Ended December 31,
                                             -------------------------------------------------------
                                               2003        2002        2001        2000        1999
                                             -------     -------     -------     -------     -------
                                                             (Dollars in thousands)
Allowance for loan losses, beginning of
  year                                       $10,308     $11,034     $10,216     $ 8,534     $ 7,589
                                             -------     -------     -------     -------     -------
Charged-off loans:
  One- to four-family real estate                 --          --           2          --         117
  Multi-family                                    --          --         222          --          --
  Commercial real estate                          --         510          --          19         297
  Consumer(1)                                  4,175       9,074       5,989       1,422         731
  Home equity lines of credit                     32          --          52          --          --
  Commercial                                     157         444         797         469       1,208
                                             -------     -------     -------     -------     -------
    Total charged-off loans                    4,364      10,028       7,062       1,910       2,353
Recoveries on loans previously
  charged off                                  1,565       3,122         705         422         268
                                             -------     -------     -------     -------     -------
Net loans charged off                          2,799       6,906       6,357       1,488       2,085
Provision for loan losses                      1,460       6,180       7,175       3,170       3,030
                                             -------     -------     -------     -------     -------
Allowance for loan losses, end of year       $ 8,969     $10,308     $11,034     $10,216     $ 8,534
                                             =======     =======     =======     =======     =======
Ratios:
Net loans charged off to interest-earning
  loans                                         0.36%       0.96%       0.79%       0.19%       0.31%
Allowance for loan losses to total loans        1.13%       1.43%       1.37%       1.29%       1.27%
Allowance for loan losses to
  nonperforming loans                         280.37%     275.54%     408.36%     356.08%     300.39%
Net loans charged off to allowance
  for loan losses                              31.21%      67.00%      57.61%      14.57%      24.43%
Recoveries to charged-off loans                35.86%      31.13%       9.98%      22.09%      11.39%

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

                                                                     At December 31,
                            -------------------------------------------------------------------------------------------------
                                         2003                            2002                             2001
                            -------------------------------  -------------------------------  -------------------------------
                                     Percent of  Percent of           Percent of  Percent of           Percent of  Percent of
                                      Allowance     Loans              Allowance     Loans              Allowance     Loans
                                       in Each     in Each              in Each     in Each              in Each     in Each
                                      Category    Category             Category    Category             Category    Category
                                      to Total    to Total             to Total    to Total             to Total    to Total
                             Amount   Allowance     Loans     Amount   Allowance     Loans     Amount   Allowance     Loans
                            -------  ----------  ----------  -------  ----------  ----------  -------  ----------  ----------
                                                                 (Dollars in thousands)
Real estate loans           $ 3,436     38.31%      59.54%   $ 2,289     22.21%      55.13%   $ 2,347     21.27%      45.07%
Consumer loans                2,171     24.21       19.45      4,650     45.11       21.99      4,217     38.22       33.72
Commercial loans              3,362     37.48       21.01      3,369     32.68       22.88      4,470     40.51       21.21
                            -------    ------      ------    -------    ------      ------    -------    ------      ------
  Total allowance for
    loan losses             $ 8,969    100.00%     100.00%   $10,308    100.00%     100.00%   $11,034    100.00%     100.00%
                            =======    ======      ======    =======    ======      ======    =======    ======      ======

                                                   At December 31,
                            ----------------------------------------------------------------
                                         2000                            1999
                            -------------------------------  -------------------------------
                                     Percent of  Percent of           Percent of  Percent of
                                      Allowance     Loans              Allowance     Loans
                                       in Each     in Each              in Each     in Each
                                      Category    Category             Category    Category
                                      to Total    to Total             to Total    to Total
                             Amount   Allowance     Loans     Amount   Allowance     Loans
                            -------  ----------  ----------  -------  ----------  ----------
                                                (Dollars in thousands)
Real estate loans           $ 2,337     22.88%      43.27%   $ 2,322     27.20%      47.34%
Consumer loans                4,528     44.32       35.69      2,867     33.60       30.97
Commercial loans              3,351     32.80       21.04      3,345     39.20       21.69
                            -------    ------      ------    -------    ------      ------
  Total allowance for
    loan losses             $10,216    100.00%     100.00%   $ 8,534    100.00%     100.00%
                            =======    ======      ======    =======    ======      ======

Investment Securities Activities

      General. Under Massachusetts law, Berkshire Bank has authority to purchase a wide range of investment securities. As a result of changes in federal banking laws, however, financial institutions such as Berkshire Bank may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would pose no significant risk to the Bank Insurance Fund and Berkshire Bank is in compliance with applicable capital standards. In 1993, the Regional Director of the Federal Deposit Insurance Corporation approved a request by Berkshire Bank to acquire and retain certain listed stocks and/or registered stocks subject to certain conditions. The Company makes its investments through Berkshire Bank or one of the Bank's securities corporation subsidiaries and is generally not subject to any such restrictions on its investment authority. See "Regulation and Supervision."

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

      Berkshire Bank's investment policy divides investments into two categories, fixed income and equity portfolios. The primary objectives of the fixed income portfolio are to: (1) maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, including funding for loans; (2) safeguard against deposit outflows, reduced loan amortization and increased loan demand; and (3) manage interest rate risk. The fixed income securities portfolio primarily consists of debt issues, including corporate and municipal bonds, U.S. Government and Agency obligations and mortgage-backed and asset-backed securities, including collateralized mortgage obligations and real estate mortgage investment conduits. A collateralized mortgage obligation is a mortgage-backed bond that separates mortgage pools into different maturities called "tranches." Tranches pay different rates of interest and can mature in a few months, or a few years. In return for a lower yield, collateralized mortgage obligations provide increased security over the life of the investment. However, in a declining interest rate risk environment, collateralized mortgage obligations tend to be repaid before their expected maturities as prepayments increase. This may result in Berkshire Bank having to reinvest the funds at a lower interest rate. Real estate mortgage investment conduits, a type of collateralized mortgage obligation, are similar in that securities representing an undivided interest in such mortgages are issued. However, real estate mortgage investment conduits have more flexibility than other types of collateralized mortgage obligations as issuers can separate mortgage pools not only into different maturity classes but also into different risk classes. At present, 99.8% of Berkshire Bank's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government, which carry lower credit risk than mortgage-backed securities of a private issuer. Other types of asset-backed securities in which Berkshire Bank invests are typically collateralized by the cash flow from a pool of automobile loans, credit card receivables, consumer loans and other similar obligations. Both mortgage-backed and asset-backed securities carry the risk that changing market interest rates may cause a change in market value.

      The marketable equity securities portfolio is currently managed to produce capital gains through price appreciation and lowering taxable income through deductions permitted for a portion of dividends received. However, Berkshire Bank continued restructuring its investment portfolio by placing less emphasis on equity securities. The marketable equity securities portfolio consists primarily of bank, utility and industrial stocks and is currently limited by the investment policy to 100% of Tier I capital. Berkshire Bank had $93.8 million of Tier 1 capital at December 31, 2003. Equities totaling $7.0 million were sold in 2003, resulting in a gain of $2.7 million. At December 31, 2003, equities, excluding Federal Home Loan Bank and Savings Bank Life Insurance stock, comprised 4.3% of the investment portfolio compared to 9.0% at December 31, 2002. The gross unrealized gains associated with the marketable equity securities portfolio were $8.4 million at December 31, 2003. At such date, there were no gross unrealized losses. The marketable equity securities portfolio carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, Berkshire Bank's capital would decrease.

      SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held-to-maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held-to-maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Berkshire Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held-to-maturity" or "trading securities" are classified as "available-for-sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and included in accumulated other comprehensive income, net of taxes.

      The Loan and Investment Committee of the Board of Directors is responsible for developing and reviewing Berkshire Bank's investment policy. Investment decisions are made in accordance with Berkshire Bank's investment policy and are based upon the quality of a particular investment, its inherent risks, Berkshire Bank's liquidity needs, prospects for yield and/or appreciation and the potential tax consequences. While general investment strategies are developed and authorized by the Loan and Investment Committee, the execution of specific investment actions and the day-to-day oversight of Berkshire Bank's investment portfolio rests with the President and the Treasurer. These officers are authorized to execute investment transactions up to specified limits based on the type of security without the prior approval of the Loan and Investment Committee. However, such purchases require a review of the Loan and Investment Committee at their next scheduled meeting. The Board of Directors receives a monthly report of all securities transactions made during the previous month.

      Berkshire Bank's investment policy allows the use of certain hedging strategies, including the purchase of options in an effort to increase the return and decrease the risk on the securities portfolio. Berkshire Bank has used covered call option strategies in the past and may continue to do so in the future. Berkshire Bank has not used interest rate futures or options on futures as part of its interest rate hedging strategies.

      The following table presents the amortized cost and fair value of Berkshire Bank's available-for-sale securities, by type of security, at the dates indicated.

                                                                         At December 31,
                                            --------------------------------------------------------------------------
                                                     2003                      2002                      2001
                                            ----------------------    ----------------------    ----------------------
                                            Amortized                 Amortized                 Amortized
                                              Cost      Fair Value      Cost      Fair Value      Cost      Fair Value
                                            ---------   ----------    ---------   ----------    ---------   ----------
                                                                         (In thousands)
Investment securities:
  Obligations of U.S. Treasury and
    U.S. Government Agencies                $ 20,840     $ 20,969     $ 98,058     $ 98,719     $ 13,876     $ 14,017
  Corporate bonds and notes                   17,102       17,310       31,284       31,637       31,017       31,251
  Municipal notes                             12,294       12,282           --           --           --           --
  Asset-backed securities                      2,566        2,106        6,956        6,772        1,484        1,496
  Marketable equity securities(1)              6,515       14,888       11,132       19,581       11,447       39,803
                                            --------     --------     --------     --------     --------     --------
    Total investment securities               59,317       67,555      147,430      156,709       57,824       86,567
                                            --------     --------     --------     --------     --------     --------

Mortgage-backed securities:
  Freddie Mac                                 53,883       53,638        3,558        3,605        3,292        3,335
  Fannie Mae                                 185,018      185,551        3,066        3,051        2,774        2,845
  Private label REMICs                           653          648        9,761        9,750       11,555       11,619
  Ginnie Mae                                      32           33           52           54           78           80
                                            --------     --------     --------     --------     --------     --------
    Total mortgage-backed securities         239,586      239,870       16,437       16,460       17,699       17,879
                                            --------     --------     --------     --------     --------     --------
    Total available for sale securities     $298,903     $307,425     $163,867     $173,169     $ 75,523     $104,446
                                            ========     ========     ========     ========     ========     ========

----------
(1)   Includes mutual funds.

      The following table presents the amortized cost and fair value of Berkshire Bank's held for maturity securities, by type of security, at the dates indicated.

                                                                         At December 31,
                                            --------------------------------------------------------------------------
                                                     2003                      2002                      2001
                                            ----------------------    ----------------------    ----------------------
                                            Amortized                 Amortized                 Amortized
                                              Cost      Fair Value      Cost      Fair Value      Cost      Fair Value
                                            ---------   ----------    ---------   ----------    ---------   ----------
                                                                         (In thousands)
Investment securities:
  Municipal notes and other
    obligations                             $ 20,545     $ 20,545     $ 14,480     $ 14,480     $ 11,241     $ 11,241
                                            --------     --------     --------     --------     --------     --------
    Total investment securities               20,545       20,545       14,480       14,480       11,241       11,241
                                            --------     --------     --------     --------     --------     --------

Mortgage-backed securities:
  Freddie Mac                                 10,163       10,146       17,120       17,164        9,790        9,851
  Fannie Mae                                   3,743        3,742       11,657       11,688       11,177       11,253
  Ginnie Mae                                   2,452        2,435        1,010        1,016        1,055        1,064
                                            --------     --------     --------     --------     --------     --------
    Total mortgage-backed securities          16,358       16,323       29,787       29,868       22,022       22,168
                                            --------     --------     --------     --------     --------     --------
    Total held to maturity securities       $ 36,903     $ 36,868     $ 44,267     $ 44,348     $ 33,263     $ 33,409
                                            ========     ========     ========     ========     ========     ========

      At December 31, 2003, Berkshire Bank did not own any investment or mortgage-backed securities of a single issuer, other than U.S. Treasury and U.S. Government Agency securities, which had an aggregate book value in excess of 10% of Berkshire Bank's capital at that date.

      The following table presents the activity in the investment securities and mortgage-backed securities portfolios for the years indicated.

                                                           For the Years Ended December 31,
                                                       ---------------------------------------
                                                          2003           2002           2001
                                                       ---------      ---------      ---------
                                                                    (In thousands)
Investment securities:
Investment securities, beginning of year               $ 171,189      $  97,808      $  97,023
                                                       ---------      ---------      ---------
Purchases                                                 83,227        195,005         49,212
Sales                                                    (12,133)       (13,112)        (3,697)
Loss on impairment of securities                              --           (673)            --
Maturities and calls                                    (147,286)       (84,606)       (39,559)
Repayments and prepayments                                (5,140)        (3,191)        (2,395)
Net (premium)                                               (994)          (578)        (1,225)
(Decrease) in unrealized gain                               (763)       (19,464)        (1,551)
                                                       ---------      ---------      ---------
  Net increase/(decrease) in investment securities       (83,089)        73,381            785
                                                       ---------      ---------      ---------
    Investment securities, end of year                    88,100        171,189         97,808
                                                       ---------      ---------      ---------

Mortgage-backed securities:
Mortgage-backed securities, beginning of year             46,247         39,901         34,524
                                                       ---------      ---------      ---------
Purchases                                                266,586         63,065         43,853
Securitized mortgages                                     16,270             --             --
Repayments and prepayments                               (66,918)       (56,037)       (39,477)
Sales                                                     (5,139)            --             --
Net (premium) discount                                      (801)          (525)           955
Increase /(decrease) in unrealized gain                      (17)          (157)            46
                                                       ---------      ---------      ---------
  Net increase in mortgage-backed securities             209,981          6,346          5,377
                                                       ---------      ---------      ---------
    Mortgage-backed securities, end of year              256,228         46,247         39,901
                                                       ---------      ---------      ---------
      Total securities, end of year                    $ 344,328      $ 217,436      $ 137,709
                                                       =========      =========      =========

      The following table presents certain information regarding the amortized cost, weighted average yields and estimated maturities or periods to repricing of Berkshire Bank's debt securities at December 31, 2003.

                                                                    At December 31, 2003
                                         ---------------------------------------------------------------------------
                                                                     More than One Year        More than Five Years
                                           One Year or Less             to Five Years              to Ten Years
                                         ---------------------      ---------------------      ---------------------
                                                      Weighted                   Weighted                   Weighted
                                         Amortized     Average      Amortized     Average      Amortized     Average
                                           Cost         Yield         Cost         Yield         Cost         Yield
                                         ---------    --------      ---------    --------      ---------    --------
                                                                   (Dollars in thousands)
Investment securities:
  Obligations of U.S. Treasury and
    U.S. Government Agencies             $ 15,696       2.73%       $  5,144       3.10%       $     --         --%
  Mortgage-backed securities                2,777       2.11         226,086       3.90          27,080       4.73
  Municipal notes                           8,088       1.42           5,073       4.13           3,052       4.27
  Corporate bonds and notes                10,049       2.63           3,975       2.17              --         --
  Asset-backed securities                     268       0.21           2,298       6.18              --         --
                                         --------                   --------                   --------
      Total                              $ 36,878       2.35%       $242,576       3.88%       $ 30,132       4.68%
                                         ========                   ========                   ========

                                                        At December 31, 2003
                                         ------------------------------------------------
                                          More than Ten Years               Total
                                         ---------------------      ---------------------
                                                      Weighted                   Weighted
                                         Amortized     Average      Amortized     Average
                                           Cost         Yield         Cost         Yield
                                         ---------    --------      ---------    --------
                                                       (Dollars in thousands)
Investment securities:
  Obligations of U.S. Treasury and
    U.S. Government Agencies             $     --         --%       $ 20,840       2.82%
  Mortgage-backed securities                   --         --         255,943       3.97
  Municipal notes                          16,627       4.90          32,840       3.86
  Corporate bonds and notes                 3,078       4.36          17,102       2.84
  Asset-backed securities                      --         --           2,566       5.55
                                         --------                   --------
      Total                              $ 19,705       4.82%       $329,291       3.84%
                                         ========                   ========

Deposit Activities and Other Sources of Funds

      General. Deposits are the major source of funds for Berkshire Bank's lending and other investment activities. In addition, Berkshire Bank also generates funds internally from loan repayments, prepayments and sales and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Berkshire Bank uses borrowings from the Federal Home Loan Bank of Boston as an additional source of funding for loan and securities investment activity.

      Deposit Accounts. Substantially all of Berkshire Bank's deposits are generated from the areas surrounding its branch offices. Berkshire Bank offers a wide variety of deposit accounts with a range of interest rates and terms. Berkshire Bank may periodically offer special interest rates and terms for limited periods of time. Berkshire Bank's deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and certificates of deposit. The initial maturities of Berkshire Bank's certificate of deposit accounts range from three months to ten years. In addition, Berkshire Bank offers retirement accounts, including Traditional IRAs, Roth IRAs, Simple IRAs, Self-Directed IRAs and Keogh accounts, simplified employee pension plan, profit-sharing qualified plan and money purchase pension plan accounts.

      Berkshire Bank also offers a variety of deposit accounts designed for the businesses operating in its market area. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. Berkshire Bank's business banking deposit products include a commercial checking account that provides an earnings credit to offset monthly service charges and a checking account specifically designed for small businesses. Additionally, Berkshire Bank offers sweep accounts and money market accounts for businesses and IOLTA interest checking and escrow accounts. Berkshire Bank has sought to increase its commercial deposits through the offering of these products, particularly to its commercial borrowers and to the municipalities that participate in its government banking program.

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

      The following table presents the deposit activity of Berkshire Bank for the years indicated.

                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                       2003       2002       2001
                                                     --------   --------   --------
                                                             (In thousands)
      Increase/(decrease) before interest credited   $ 34,022   $ 21,854   $(13,550)
      Interest credited                                13,862     17,777     26,685
                                                     --------   --------   --------
        Net increase                                 $ 47,884   $ 39,631   $ 13,135
                                                     ========   ========   ========

      At December 31, 2003, Berkshire Bank had certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

                                                               Weighted
            Maturity                                            Average
            Period                                  Amount       Rate
            -----------------------------------------------------------
                                                 (Dollars in thousands)
            Three months or less                  $ 30,702       1.90%
            Over 3 months through 6 months          28,273       2.14
            Over 6 months through 12 months         31,730       2.71
            Over 12 months                          50,388       4.75
                                                  --------
                Total                             $141,093       3.14%
                                                  ========

      The following table presents information concerning average balances and weighted average interest rates on Berkshire Bank's deposit accounts for the years indicated.

                                                       For the Years Ended December 31,
                              -------------------------------------------------------------------------------
                                              2003                                      2002
                              --------------------------------------     ------------------------------------
                                            Percent of                                Percent of
                                              Total        Weighted                     Total        Weighted
                               Average       Average       Average        Average      Average       Average
                               Balance       Deposits        Rate         Balance      Deposits        Rate
                              --------      ----------     --------      --------     ----------     --------
                                                           (Dollars in thousands)
Money market accounts         $132,497        16.25%         1.24%       $117,950        15.48%         1.69%

NOW accounts                    90,170        11.06          0.17          83,399        10.95          0.75

Savings(1)                     170,749        20.95          1.01         157,444        20.66          1.70

Certificates of deposit        330,116        40.50          3.13         320,418        42.05          3.91

Demand accounts                 91,627        11.24            --          82,752        10.86            --
                              --------       ------                      --------       ------
    Total                     $815,159       100.00%         1.70%       $761,963       100.00%         2.33%
                              ========       ======                      ========       ======

                                 For the Years Ended December 31,
                              -------------------------------------
                                              2001
                              -------------------------------------
                                            Percent of
                                              Total        Weighted
                               Average       Average        Average
                               Balance       Deposits        Rate
                              --------      ----------     --------
                                      (Dollars in thousands)
Money market accounts         $112,434        15.31%         3.30%

NOW accounts                    77,276        10.52          1.04

Savings(1)                     142,150        19.36          2.88

Certificates of deposit        325,633        44.34          5.55

Demand accounts                 76,912        10.47            --
                              --------       ------
    Total                     $734,405       100.00%         3.63%
                              ========       ======

----------
(1)   Includes mortgagors' escrow accounts.

      Certificates of Deposit by Rates and Maturities. The following table presents the amount of certificate accounts categorized by rates and maturities, for the periods and years indicated.

                       Period to Maturity from December 31, 2003
                   -------------------------------------------------          Total at December 31,
                   Less than    One to Two  Two to Three  Over Three    ----------------------------------
                    One Year       Years        Years       Years         2003         2002         2001
                   ---------     ---------  ------------  ----------    --------     --------     --------
                                                        (In thousands)
0.00-4.00%          $210,485     $ 24,073     $  6,817     $  5,661     $247,036     $236,829     $107,984
4.01-5.00%             2,457       14,629        1,239       21,788       40,113       43,019       79,635
5.01-6.00%             3,967        1,327        1,913        9,740       16,947       20,196       50,726
6.01-7.00%             2,621        2,802          550        9,455       15,428       28,423       70,223
7.01% and above           92        1,734           --           --        1,826        1,722        8,669
                    --------     --------     --------     --------     --------     --------     --------
    Total           $219,622     $ 44,565     $ 10,519     $ 46,644     $321,350     $330,189     $317,237
                    ========     ========     ========     ========     ========     ========     ========

      Borrowings. Berkshire Bank utilizes advances from the Federal Home Loan Bank of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, Berkshire Bank is required to own capital stock in the Federal Home Loan Bank of Boston and may apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its Agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2003, Berkshire Bank had the ability to borrow a total of approximately $374.8 million from the Federal Home Loan Bank of Boston. At that date, Berkshire Bank had outstanding advances of $251.5 million. In addition, Berkshire Bank had a $2.0 million repurchase agreement line of credit to be secured by securities or other assets of Berkshire Bank with the Depositors Insurance Fund, and a $50.0 million repurchase agreement line of credit with a nationally recognized broker-dealer. At December 31, 2003, Berkshire Bank had no outstanding borrowings against either of these agreements.

      The following tables present certain information regarding Berkshire Bank's Federal Home Loan Bank advances during the periods and at the dates indicated.

                                             For the Years Ended December 31,
                                           ------------------------------------
                                             2003          2002          2001
                                           --------      --------      --------
                                                  (Dollars in thousands)
Maximum amount of advances
  outstanding at any month end             $251,465      $143,053      $140,115
Average advances outstanding                167,621       140,406       127,990
Weighted average rate paid
  on advances                                  2.91%         4.01%         5.17%

                                                    At December 31,
                                           ------------------------------------
                                             2003          2002          2001
                                           --------      --------      --------
                                                  (Dollars in thousands)
Balance outstanding at end of year         $251,465      $133,002      $133,964
Weighted average rate on advances
  at end of year                               2.61%         3.27%         4.26%

      Berkshire Bank offers retail repurchase agreements to selected higher balance customers and certain municipalities. These agreements are direct obligations of Berkshire Bank to repay at maturity or on demand the purchase price of an undivided interest in a U.S. Government or agency security owned by Berkshire Bank. Since these agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2003, there were no such retail repurchase agreements.

      The following tables represent certain information regarding Berkshire Bank's retail repurchase agreements during the years and at the dates indicated.

                                             For the Years Ended December 31,
                                           ------------------------------------
                                             2003          2002          2001
                                           --------      --------      --------
                                                  (Dollars in thousands)
Maximum amount of retail repurchase
  agreements outstanding at any month end  $    500      $  1,830      $  2,340
Average retail repurchase agreements
  outstanding                                    88         1,349         1,584
Weighted average rate paid on retail
  repurchase agreements                        1.24%         1.72%         3.78%

                                                     At December 31,
                                           ------------------------------------
                                             2003          2002          2001
                                           --------      --------      --------
                                                  (Dollars in thousands)
Balance outstanding at end of year               --      $    700      $  1,890
Weighted average rate on retail repurchase
  agreements at end of year                      --%         1.59%         1.74%

Trust Services

      Berkshire Bank maintains the Asset Management/Trust Group as a department within Berkshire Bank which primarily provides trust and investment services to individuals, partnerships, corporations and institutions and also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The trust department allows Berkshire Bank to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Berkshire Bank's operating strategy, Berkshire Bank will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. Berkshire Bank has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At December 31, 2003, the trust department managed 792 accounts with aggregate assets of $287.7 million, of which the largest relationship totaled $20.0 million, or 7.0%, of the trust department's total assets. Trust fees totaled $2.1 million for 2003 and $1.8 million for 2002.

Government Banking

      Berkshire Bank offers full-service government banking for cities, towns and municipal school districts in western Massachusetts and southern Vermont. Berkshire Bank offers municipalities all aspects of financial advisory services for the sale of notes and bonds, actively working with bond counsel, rating agencies, consulting agencies and bond buyers. Additionally, Berkshire Bank offers a wide range of municipal deposit products and checking accounts, as well as the origination of payroll accounts. At December 31, 2003, Berkshire Bank was working with approximately 63 municipal entities. For 2003, government banking generated $56,000 of net fee income compared to $180,000 for 2002.

Personnel

      As of December 31, 2003, Berkshire Bank had 230 full-time employees and 34 part-time employees. The employees are not represented by a collective bargaining unit and the Bank will strive to continue its strong relationship with its employees.

Subsidiary Activities

      The following are descriptions of Berkshire Bank's active subsidiaries, all of which are wholly-owned. All subsidiaries are incorporated in Massachusetts and are indirectly owned by Berkshire Hills.

      North Street Securities Corporation. North Street Securities Corporation, ("North Street") originally named GBSB Leasing Corporation, was established in January 1984 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. North Street is qualified as a "securities corporation" for Massachusetts income tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. As of December 31, 2003, North Street had assets totaling $105.6 million, consisting primarily of municipal bonds, corporate bonds, private label REMICs and common and preferred equity securities.

      Gold Leaf Investment Services, Inc. Gold Leaf Investment Services, Inc., established in May 2000, began operations during the first quarter of 2001. Gold Leaf Investment Services offers access to a full range of security brokerage services, including financial planning, professional money management, stocks, bonds, mutual funds and annuities. These services are available through a partnership with UVEST Investment Services, a registered securities broker-dealer and member NASD/SIPC and are available in all of the Bank's branches.

      Gold Leaf Insurance Agency, Inc. Gold Leaf Insurance Agency, Inc., established in May 2000, began operations during the third quarter of 2000. Gold Leaf Insurance Agency offers a full line of products including automobile, home, business and life insurance.

      Gold Leaf Securities Corporation. Gold Leaf Securities Corporation was established in May 2003 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. Gold Leaf Securities Corporation is qualified as a "securities corporation" for Massachusetts income tax purposes. As of December 31, 2003, Gold Leaf Securities Corporation had assets totaling $5.1 million, consisting primarily of Industrial Revenue Bonds.

      Woodland Securities, Inc. Woodland Securities, Inc. ("Woodland"), originally named Woodland Realty, Inc., was established in April 1995 to purchase, own, sell, develop and lease real property and personal property of all types. Inactive for a number of years, Woodland converted to a Massachusetts "securities corporation" for Massachusetts income tax purposes in 2002. As of December 31, 2003, Woodland had assets of $210.0 million consisting primarily of agency mortgage-backed, callable agency securities and agency REMICs. The Bank has pledged all of its shares of Woodland to the Federal Home Loan Bank of Boston to secure its borrowing facility.

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

      Berkshire Hills Technology, Inc. Berkshire Hills Technology, Inc. was established in May 2001 to invest, own and sell any type of business enterprise including, but not limited to, corporations and limited liability companies. In June 2001, along with a consortium of five other financial institutions, Berkshire Hills Technology, Inc. announced its investment of $4.7 million in EastPoint Technologies, LLC ("EastPoint"). The Company's equity interest in EastPoint equals 60.3%. EastPoint, headquartered in Bedford, New Hampshire, is a software and data processing provider for financial institutions.

Segment Reporting

      Through its wholly-owned subsidiary, Berkshire Hills Technology, Inc., the Company owns a 60.3% equity interest in EastPoint. Prior to the acquisition of EastPoint, management monitored the revenue streams of the various products and services in evaluating the Company's operations and financial performance. Accordingly, all of the Company's operations were considered by management to be aggregated in one reportable operating segment. Subsequent to the acquisition of EastPoint, the Company's operations continue to be aggregated in one reportable segment, the Bank, except Berkshire Hills Technology, Inc., which is evaluated on a stand-alone basis.

      Information about reportable segments, and the reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2003, 2002 and 2001 follows:

                                             At December 31, 2003
                                  ---------------------------------------------
                                               Berkshire Hills     Consolidated
                                      Bank     Technology, Inc.       Totals
                                  -----------  ----------------    ------------
                                                (In thousands)
Net interest income               $    37,566     $        --      $    37,566
Depreciation and amortization           1,412             695            2,107
Provision for loan losses               1,460              --            1,460
License fees                               --           7,262            7,262
Minority interest                          --            (186)            (186)
Profit (loss)                           9,247            (282)           8,965
Assets                              1,210,890           7,658        1,218,548
Expenditures for additions to
  premises and equipment                1,386              80            1,466

                                             At December 31, 2002
                                  ---------------------------------------------
                                               Berkshire Hills     Consolidated
                                      Bank     Technology, Inc.       Totals
                                  -----------  ----------------    ------------
                                                (In thousands)
Net interest income               $    40,700     $        --      $    40,700
Depreciation and amortization           1,813             601            2,414
Provision for loan losses               6,180              --            6,180
License fees                               --           6,991            6,991
Minority interest                          --            (685)            (685)
Profit (loss)                           3,937          (1,040)           2,097
Assets                              1,037,376           8,571        1,045,947
Expenditures for additions to
  premises and equipment                1,044             424            1,468

                                             At December 31, 2001
                                  ---------------------------------------------
                                               Berkshire Hills     Consolidated
                                      Bank     Technology, Inc.       Totals
                                  -----------  ----------------    ------------
                                                (In thousands)
Net interest income               $    42,236     $        --      $    42,236
Depreciation and amortization           1,769             312            2,081
Provision for loan losses               7,175              --            7,175
License fees                               --           3,465            3,465
Minority interest                          --            (119)            (119)
Profit (loss)                           8,868              43            8,911
Assets                              1,021,623           9,078        1,030,701
Expenditures for additions to
  premises and equipment                  735           1,609            2,344

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

Massachusetts Banking Laws and Supervision

      Massachusetts savings banks are regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner that is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

      All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of Federal Deposit Insurance Corporation deposit insurance limits. Member banks are required to pay the assessments of the fund. In addition, the Mutual Savings Central Fund acts as a source of liquidity to its members in supplying them with low-cost funds, and purchasing qualifying obligations from them.

      The powers that Massachusetts-chartered savings banks can exercise under these laws are summarized below.

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

      Payment of Dividends. A savings bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by the Massachusetts conversion regulations. Additionally, the Massachusetts Commissioner of Banks may restrict the payment of dividends by a bank if it is determined that such payment would result in safety and soundness concerns.

      Parity Regulation. Effective November 19, 2002, Massachusetts law was amended to increase the powers of Massachusetts banks under certain conditions. As a result of such amendment, a Massachusetts bank may engage in any activity or offer any product or service if the activity, product or service is engaged in or offered in accordance with regulations promulgated by the Massachusetts Commissioner of Banks and has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts; provided that the activity is permissible under applicable federal and Massachusetts law and subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that had previously been granted the power.

      Assessments. Savings banks are required to pay assessments to the Commissioner of Banks to fund operations. Assessments paid by Berkshire Bank for the fiscal year ended December 31, 2003 totaled $150,254.

Federal Regulations

      Capital Requirements. Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as Berkshire Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and a percentage of certain nonfinancial equity investments.

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

      The following is a summary of Berkshire Bank's regulatory capital at December 31, 2003:

                GAAP Capital to Total Assets                 10.11%
                Total Capital to Risk-Weighted Assets        12.57%
                Tier I Leverage Ratio                         7.87%
                Tier I to Risk-Weighted Assets               11.07%

      Standards for Safety and Soundness. The federal banking agencies adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, an internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities

      Under federal law, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, state chartered banks, such as Berkshire Bank, may, with Federal Deposit Insurance Corporation approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under federal law. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the Federal Deposit Insurance Corporation, must have been divested by December 19, 1996, under a Federal Deposit Insurance Corporation-approved divestiture plan, unless such investments were grandfathered by the Federal Deposit Insurance Corporation. Berkshire Bank received grandfathering authority from the Federal Deposit Insurance Corporation in February 1993 to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation's regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. The Federal Deposit Insurance Corporation also required that Berkshire Bank provide prior notice to the agency if it increases the holdings of listed stock and/or registered shares as a percentage of Tier 1 equity capital by 25%. Such grandfathering authority may be terminated upon the Federal Deposit Insurance Corporation's determination that such investments pose a safety and soundness risk to Berkshire Bank or if Berkshire Bank converts its charter or undergoes a change in control. As of December 31, 2003, Berkshire Bank had marketable equity securities including money market preferred stocks with a market value of $14.9 million which were held under such grandfathering authority.

Interstate Banking and Branching

      Beginning June 1, 1997, the Interstate Banking Act permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, beginning June 1, 1997, the Interstate Banking Act permitted a bank, such as Berkshire Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

Prompt Corrective Regulatory Action

      Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

      The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2003, Berkshire Bank met the conditions to be classified a "well capitalized" institution.

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

      The Federal Deposit Insurance Corporation has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." See "Prompt Corrective Regulatory Action." The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution's financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

      The Federal Deposit Insurance Corporation has adopted a risk-based insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. Effective January 1, 2000, full pro rata sharing of the payments between Bank Insurance Fund and Savings Association Insurance Fund members commenced. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If the Federal Deposit Insurance Corporation takes such action, it could have an adverse effect on the earnings of Berkshire Bank.

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

Federal Reserve System

      The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.4 million less an exemption of $6.6 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $45.4 million, the reserve requirement is 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) of the portion in excess of $45.4 million. Berkshire Bank is in compliance with these requirements.

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

      Berkshire Bank is also subject to similar obligations under Massachusetts Law, which has an additional CRA rating category. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. Berkshire Bank's latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was "Outstanding."

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Berkshire Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Boston, whichever is greater. Berkshire Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2003 of $12.9 million.

      The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2003, 2002, 2001, 2000, and 1999, cash dividends from the Federal Home Loan Bank of Boston to Berkshire Bank amounted to approximately $249,211, $283,300, $303,600, $332,700 and $180,900, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Holding Company Regulation

      Federal law allows a state savings bank that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. Berkshire Bank made such election and the Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the Office of Thrift Supervision and has adhered to the Office of Thrift Supervision's regulations and reporting requirements. In addition, the Office of Thrift Supervision may examine and supervise the Company and the Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, Berkshire Bank is required to notify the Office of Thrift Supervision at least 30 days before declaring any dividend to the Company. By regulation, the Office of Thrift Supervision may restrict or prohibit the Bank from paying dividends.

      As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 expanded the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Gramm-Leach-Bliley Act, however, provided that unitary savings and loan holding companies may only engage in activities permitted to a financial holding company under the legislation and those permitted for a multiple savings and loan holding company. Unitary savings and loan companies existing prior to May 4, 1999, such as the Company, were grandfathered as to the unrestricted activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, to other activities authorized by Office of Thrift Supervision regulation and to those permitted for financial holding companies. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

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

      The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except for (1) interstate supervisory acquisitions by savings and loan holding companies, and
(2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

      To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2003, Berkshire Bank maintained 93.1% of its portfolio assets in qualified thrift investments. Berkshire Bank also met the QTL test in each of the prior twelve months and, therefore, met the QTL Test.

      Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

      The registration under the Securities Act of shares of common stock does not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Future provision may be made by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

FEDERAL AND STATE TAXATION ON INCOME

Federal Income Taxation

      General. The Company and Berkshire Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Berkshire Bank in the same manner as to other corporations with some exceptions, including particularly Berkshire Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Berkshire Bank or the Company. Berkshire Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1999. For its 2003 tax year, Berkshire Bank's maximum federal income tax rate was 34%.

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

      Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $844,000 of the Bank's accumulated bad debt reserves will not be recaptured into taxable income unless the Bank makes a "nondividend distribution" to the Company as described below.

      Distributions. If the Bank makes "nondividend distributions" to the Company, they will be considered to have been made from the Bank's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the "nondividend distributions," and then from the Bank's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be included in the Bank's taxable income.

      The amount of additional taxable income triggered by a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a nondividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

      A financial institution or business corporation is generally entitled to special tax treatment as a "securities corporation," provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a "securities corporation" by the Commissioner of the Massachusetts Department of Revenue. A securities corporation that is also a bank holding company under the Code must pay a tax equal to 0.33% of its gross income. A securities corporation that is not a bank holding company under the Code must pay a tax equal to 1.32% of its gross income. Three of the Bank's subsidiaries, North Street Securities Corporation, Gold Leaf Securities Corporation and Woodland Securities, Inc., are Massachusetts securities corporations.

      In June 2003, the Company reached a settlement with the Massachusetts Department of Revenue (the "DOR") with respect to the DOR's tax assessment resulting from the DOR's disallowance of the Company's deduction of certain dividend distributions received by the Bank from Gold Leaf Capital Corporation, its majority-owned real estate investment trust (the "REIT"). As a result, the Company paid approximately $398,000 to the DOR representing one-half of the assessment plus interest and obtained the DOR's release from liability for the remaining half assessed. The Company dissolved the REIT during the third quarter of 2003.

      Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

      The following table sets forth certain information regarding the executive officers of Berkshire Hills and Berkshire Bank.

      Name                                 Age(1)         Position
      ----                                 ------         --------
      Michael P. Daly                        42           President and Chief Executive Officer
      Wayne F. Patenaude                     43           Senior Vice President, Chief Financial Officer and Treasurer
      Gayle P. Fawcett                       51           Senior Vice President of Retail Banking and Operations

--------------------
(1)   As of December 31, 2003

      The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Biographical Information

      Michael P. Daly serves as President and Chief Executive Officer of the Company and Berkshire Bank. Prior to this position, Mr. Daly served as Executive Vice President of the Company and Bank from January 2000 to October 2002 and as Senior Vice President of Commercial Lending from October 1997 until January 2000.

      Wayne F. Patenaude has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Berkshire Bank since February 2003. Mr. Patenaude served as Executive Vice President, Chief Financial Officer and Treasurer of American Savings Bank, located in New Britain, Connecticut, from 1999 until American Savings Bank's acquisition by Banknorth, N.A. on February 14, 2003. Mr. Patenaude served as Chief Financial Officer of Bancorp Connecticut from December 1998 to 1999 when he joined American Savings Bank.

      Gayle P. Fawcett has been Senior Vice President of Retail Banking and Operations of the Company and Berkshire Bank since October 2002. Prior to this position, Ms. Fawcett served as Senior Vice President of Systems and Operations of Berkshire Bank since May 1999.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

      The Company and the Bank currently conduct their business through the main office located in Pittsfield, Massachusetts, and 11 other full service banking offices and one other facility listed below. The Company and the Bank believe their facilities are adequate to meet their present and immediately foreseeable needs.

                                                                                                            Net Book Value
                                                                                                              of Property
                                             Lease            Original Year           Date of                or Leasehold
                                               Or                 Leased               Lease                Improvements at
  Location                                    Own              or Acquired           Expiration            December 31, 2003
-------------                            ---------------    -------------------    ---------------    ----------------------------
                                                                                                            (In thousands)
Main Office

24 North Street
Pittsfield, Massachusetts                     Own                  1898                    --                   $1,637

Banking Offices

244 Main Street
Great Barrington, Massachusetts               Own                  1950                    --                      695

103 North Main Street
Sheffield, Massachusetts                      Own                  1966                    --                      180

Old Town Hall
43 East Street                               Lease                 1969                  2030                      454
Pittsfield, Massachusetts

2 Depot Street
West Stockbridge, Massachusetts               Own                  1975                    --                      318

165 Elm Street
Pittsfield, Massachusetts                     Own                  1977                    --                      216

255 Stockbridge Road
Great Barrington, Massachusetts               Own                  1985                    --                      223

37 Main Street
North Adams, Massachusetts                   Lease                 1985                  2005(1)                   330

1 Park Street
Lee, Massachusetts                            Own                  1991                    --                      191

32 Main Street
Stockbridge, Massachusetts                    Own                  1991                    --                      261

66 West Street
Pittsfield, Massachusetts                    Lease                 1998                  2009(2)                   157

Allendale Shopping Center
39 Cheshire Road                             Lease                 2001                  2021(3)                 1,205
Pittsfield, Massachusetts

Other Office

66 Allen Street(4)                            Own                  1999                    --                    2,136
Pittsfield, Massachusetts

--------------

(1)   Berkshire Bank has one option to renew for ten years.

(2) Berkshire Bank has two options to renew, each for an additional five-year period.

(3) Berkshire Bank has four options to renew, each for an additional five-year period.

(4) This facility houses Berkshire Bank's Commercial Lending Division, Asset Management/Trust Division and Government Banking Department.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      Periodically, there have been various claims and lawsuits involving Berkshire Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

      The common stock is traded on the American Stock Exchange under the symbol "BHL." As of February 26, 2004, the Company had approximately 951 holders of record. The following table sets forth, for the quarters indicated, the daily closing high and low sales price for the common stock and the dividends paid. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

                          For the Year Ended December 31, 2003
                -----------------------------------------------------
                4th Quarter   3rd Quarter   2nd Quarter   1st Quarter
                -----------   -----------   -----------   -----------
High            $     37.40   $     33.90   $     28.40   $     24.00

Low             $     33.55   $     28.10   $     23.10   $     21.86

Dividend Paid   $      0.12   $      0.12   $      0.12   $      0.12

                          For the Year Ended December 31, 2002
                -----------------------------------------------------
                4th Quarter   3rd Quarter   2nd Quarter   1st Quarter
                -----------   -----------   -----------   -----------

High            $     25.25   $     27.25   $     26.20   $     22.08

Low             $     22.94   $     20.99   $     21.98   $     19.65

Dividend Paid   $      0.12   $      0.12   $      0.12   $      0.12

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

      The Company has derived the following selected consolidated financial and other data of the Company and Berkshire Bank in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The data as of and for the years ended December 31, 2003, 2002, 2001 and 2000 are derived from the audited consolidated financial statements for Berkshire Hills and Berkshire Bank. The data as of and for the year ended December 31, 1999 is derived from the audited consolidated financial statements of Berkshire Bancorp and Berkshire Bank.

                                                        At or For the Years Ended December 31,
                                         ------------------------------------------------------------------
                                            2003            2002          2001         2000         1999
                                         -----------    -----------    ----------   ----------   ----------
                                                         (In thousands, except per share data)
Selected Financial Data:
  Total assets                           $ 1,218,548    $ 1,045,947    $1,030,701   $1,011,340   $  841,651
  Loans, net                                 783,258        712,714       791,920      783,405      665,554
  Investment securities:
    Available-for-sale                       307,425        173,169       104,446       99,309       93,084
    Held-to-maturity                          36,903         44,267        33,263       32,238       17,014
    Federal Home Loan Bank stock              12,923          7,440         7,027        5,651        3,843
    Savings Bank Life Insurance stock          2,043          2,043         2,043        2,043        2,043
  Deposits(1)                                830,244        782,360       742,729      729,594      680,767
  Federal Home Loan Bank advances            251,465        133,002       133,964      101,386       58,928
  Repurchase agreements                           --            700         1,890        2,030        1,120
  Total stockholders' equity                 123,175        120,569       139,323      161,322       88,352
  Real estate owned                               --          1,500            --           50          220
  Nonperforming loans                          3,199          3,741         2,702        2,869        2,841

Selected Operating Data:
  Total interest and dividend income     $    56,308    $    64,128    $   75,796   $   71,018   $   58,468
  Total interest expense                      18,742         23,428        33,560       33,468       26,922
                                         -----------    -----------    ----------   ----------   ----------
    Net interest income                       37,566         40,700        42,236       37,550       31,546
  Provision for loan losses                    1,460          6,180         7,175        3,170        3,030
                                         -----------    -----------    ----------   ----------   ----------
    Net interest income afer provision
     for loan losses                          36,106         34,520        35,061       34,380       28,516
                                         -----------    -----------    ----------   ----------   ----------
  Noninterest income:
  Service charges and fees                     4,776          4,469         4,187        3,743        3,405
  Gain on sales and dispositions of
    securities, net                            3,077         14,470           268          423          491
    Loss on sale of loans                     (1,854)       (10,702)           --           --           --
  Other(2)                                     7,711          5,181         6,093          580          402
                                         -----------    -----------    ----------   ----------   ----------
    Total noninterest income                  13,710         13,418        10,548        4,746        4,298
                                         -----------    -----------    ----------   ----------   ----------
    Total noninterest expense                 35,786         45,310        32,349       32,184       25,196
                                         -----------    -----------    ----------   ----------   ----------
  Income before income taxes                  14,030          2,628        13,260        6,942        7,618
  Income taxes                                 5,065            531         4,349        2,360        1,995
                                         -----------    -----------    ----------   ----------   ----------
    Net income                           $     8,965    $     2,097    $    8,911   $    4,582   $    5,623
                                         ===========    ===========    ==========   ==========   ==========
  Dividends per share                    $      0.48    $      0.48    $     0.43   $     0.10          N/A
  Earnings per share
    Basic                                $      1.70    $      0.39    $     1.42          N/A          N/A
    Diluted                              $      1.57    $      0.36    $     1.35          N/A          N/A

                                                             At or For the Years Ended December 31,
                                                   --------------------------------------------------------
                                                     2003        2002        2001        2000        1999
                                                   --------    --------    --------    --------    --------
Selected Operating Ratios and Other Data(3):
  Performance Ratios:
    Average yield on interest-earning assets           5.35%       6.49%       7.80%       8.04%       7.65%
    Average rate paid on interest-bearing
      liabilities                                      2.10        2.85        4.25        4.64        4.15
    Interest rate spread(4)                            3.25        3.64        3.55        3.40        3.50
    Net interest margin(5)                             3.57        4.12        4.35        4.25        4.13
    Interest-bearing assets to interest-bearing
      liabilities                                    118.01      120.33      123.04      122.53      117.75
    Net interest income after provision for loan
      losses to noninterest expense                  100.89       75.36      108.39      106.82      113.18
    Noninterest expense as a percent of
      average assets                                   3.21        4.31        3.13        3.44        3.09
    Return on average assets(6)                        0.80        0.20        0.86        0.49        0.69
    Return on average equity(7)                        7.28        1.54        5.74        3.72        6.51
    Average equity to average assets                  11.04       12.96       15.00       13.15       10.59
    Dividend payout ratio(8)                          28.19      145.45       30.28         N/A         N/A
    Efficiency ratio(9)                               70.96       77.32       61.60       76.86       71.27
  Regulatory Capital Ratios:
    Tier 1 capital to average assets                   8.97       10.04       11.02       14.54        7.91
    Total capital to risk-weighted assets             14.10       15.18       15.73       20.15       12.90
  Asset Quality Ratios:
    Nonperforming loans as a percent of total
      loans(10)                                        0.40        0.52        0.34        0.36        0.42
    Nonperforming assets as a percent of total
      assets(11)                                       0.26        0.36        0.26        0.29        0.36
    Allowance for loan losses as a percent of
      total loans                                      1.13        1.43        1.37        1.29        1.27
    Allowance for loan losses as a percent of
      nonperforming loans                            280.37      275.54      408.36      356.08      300.39
    Net loans charged-off as a percent of
      interest-earning loans                           0.11        0.09        0.79        0.19        0.31

----------------

(1)   Includes mortgagors' escrow accounts.

(2) Consists primarily of Berkshire Hills Technology's revenues in 2003, 2002 and 2001. Berkshire Hills Technology was formed in May 2001.

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

(8) Dividends per share divided by basic earnings per share. Comparable figures for 2000 and 1999 are not available as the Company began paying dividends in the fourth quarter of 2000.

(9) Operating expenses divided by net interest income plus other income, less gain on sale of securities plus losses on sale of sub-prime loans. For purposes of the 2002 computation, severance payments of $6.9 million were deducted from operating expenses.

(10)  Nonperforming loans consist of nonaccrual loans.

(11)  Nonperforming assets consist of nonaccrual loans and real estate owned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

      Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Forward-Looking Statements

      This Annual Report on Form 10-K contains certain forward-looking statements that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

      The Company has established various accounting policies, which govern the application of generally accepted accounting principles in the preparation of the financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Refer to Footnote 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies" and the allowance for loan loss discussion in
Item 1. Business, for a detailed description of the estimation processes and methodology related to the allowance for loan losses.

Operating Strategy

      The Bank is an independent, community-oriented savings bank, delivering quality customer service and offering a wide range of deposit, loan and investment products to its customers. In recent years, the Bank's strategy has been to enhance profitability through controlled balance sheet growth by emphasizing the origination of real estate mortgages, commercial loans and home equity loans, increasing sources of noninterest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. The Company has established profitability goals of a return on assets of 1.0%, a return on equity of 10.0% and an efficiency ratio of under 60%, which it expects to achieve by 2005. Earnings growth is always a priority for a public company and good balance of this with community involvement and employee retention is paramount to the Company's management.

      The Bank is primarily a lending institution, which does a good job of cross-selling products in an effort to "own" the "whole customer." While it does not overpay for deposits, it has still achieved strong growth in its core deposit base. In addition, being vigilant in expense control through efficiency efforts, including the implementation of Six Sigma, is critical and we believe those efforts will help earnings. To accomplish these objectives, the Bank has sought to:

      o Operate as a full-service community bank by expanding the services and products it offers.

      o Provide superior customer service through an attention to detail and a focus on building customer relationships.

      o Provide innovative products by increasing the functionality of its ATM network and expanding the capability of its call center.

      o Increase fee income by broadening non-depository product offerings and services.

      o Continue to increase its emphasis on high quality consumer and commercial loans.

      o Control credit risk by continuing to employ conservative underwriting standards to minimize the level of new problem assets.

      o Improve asset quality by exiting the indirect sub-prime automobile loan business.

      o Manage interest rate risk by emphasizing investments in shorter-term loans and investment securities, engaging in the sale, securitization and purchase of loans and by managing the Company's sources of borrowed funds, such as, its ability to borrow from the FHLB of Boston.

      o Limit equity price risk and reductions to capital with decreases in its equity securities portfolio by selling a portion of its marketable equity securities portfolio.

      o Operate more efficiently by: (1) increasing core deposits through aggressive cross-selling of products and using a disciplined approach to deposit pricing; and (2) utilizing "Six Sigma" process improvement infrastructure, which is designed to improve the Company's operating efficiencies.

      o Invest primarily in debt instruments that provide adequate liquidity to meet cash flow needs and to earn a reasonable return on investment.

      As global and local economies continue to improve, the Company will strive to take advantage of growth opportunities, both organic and through non-dilutive acquisitions. While industry consolidation continues to increase acquisition multiples making them increasingly more difficult to achieve, the Company will prudently continue to explore opportunities that will improve its franchise and be accretive to shareholders.

Fourth Quarter Events and Recent Developments

      In December 2003, as part of the Bank's effort to improve its credit risk profile, the Bank accelerated its strategy to exit the sub-prime automobile loan business by selling $9.9 million of such loans, which resulted in the reversal of approximately $1.0 million of previously provided loan loss provision. At December 31, 2003, the Bank held $1.4 million of sub-prime automobile loans. The Bank will continue to invest in automobile loans, but will no longer originate or acquire sub-prime automobile loans.

      To prepare for a volatile and potentially rising interest rate environment, $55.0 million of one- to four-family fixed rate residential mortgages were securitized, of which $16.3 million settled in December 2003, and the remaining $38.7 million settled in January 2004.

      Total commercial loans increased $20.1 million, or at an annualized rate of 22.8%, from September 30, 2003. The majority of this increase was in commercial real estate loans, which increased $22.3 million from September 30, 2003 as several new loans were added to the portfolio, of which the largest loan was $2.5 million, while commercial loans declined $2.2 million for the same period.

      Core deposits, which the Company considers to be all deposits other than certificates of deposit, increased $8.5 million, or at an annualized rate of 6.8%, from September 30, 2003. The Bank had the largest increase in demand deposits, which increased $6.3 million, or 6.5%. NOW accounts increased $2.9 million, or 3.2%, and money market accounts increased $1.4 million, or 1.0%. The Bank continues to aggressively pursue deposits through customer cross-selling efforts and other marketing campaigns.

Comparison of Financial Condition at December 31, 2003 and 2002

      Total assets were $1.22 billion at December 31, 2003, an increase of $172.6 million, or 16.5%, from $1.05 billion at December 31, 2002. The Company's investment portfolio, excluding FHLB and SBLI stock, increased 58.4% to $344.3 million at the end of 2003 from $217.4 million at the end of 2002 as the Company purchased securities with attractive yields relative to the rates paid on a corresponding increase in borrowings from the Federal Home Loan Bank of Boston. These purchases were primarily in securities with durations averaging three to five years. Short-term investments totaled $1.9 million at December 31, 2003, a decrease of $41.5 million from December 31, 2002, reflecting the investment of the proceeds from the December 2002 sale of sub-prime automobile loans in purchased one-to four-family residential mortgage loans. Loans totaled $783.2 million at December 31, 2003, an increase of $70.5 million, or 9.9%, from the year ended December 31, 2002. Organic loan growth, which excludes purchases, securitization and sales of loans, increased $88.1 million, or 12.2%, from December 31, 2002. Automobile loans decreased $9.6 million, or 8.5%, to $104.0 million at December 31, 2003 from December 31, 2002 as the Bank sold $9.9 million of its sub-prime automobile loans to a third party. At December 31, 2003, $1.4 million of sub-prime automobile loans remained with an allocated reserve of $623,000, or 44.8%. Construction and land development loans increased $17.1 million, or 97.0%, to $34.7 million at December 31, 2003 from $17.6 million at December 31, 2002. Commercial real estate totaled $154.2 million at December 31, 2003, an increase of $35.0 million, or 29.4%, from December 31, 2002, while residential one- to four-family loans increased $19.8 million, or 8.0%, to $266.8 million at December 31, 2003 from December 31, 2002. The increases reflect the Bank's expansion into new commercial loan markets, primarily in the eastern New York area, and a strong local real estate loan market primarily driven by a low interest rate environment. Commercial loans remained relatively flat with an increase of $1.0 million, or 0.6%, to $166.5 million at December 31, 2003 from $165.4 million at December 31, 2002.

      Nonperforming loans totaled $3.2 million at December 31, 2003, a decrease of $542,000, or 14.5%, from $3.7 million at December 31, 2002. Commercial and commercial real estate nonaccruing loans totaled $2.4 million at the end of 2003 compared to $2.9 million at the end of 2002, primarily as the result of the return of two loans to accrual status, payments collected on accounts remaining on nonaccruing status and $156,000 in gross commercial loan charge-offs. Nonaccruing consumer loans totaled $468,000 at the end of 2003, down from $661,000 at the end of 2002. Automobile loans of $306,000 were 90 days or more past due and still accruing interest at the end of 2003, compared to $590,000 at the end of 2002. The ratio of nonperforming loans to total loans at December 31, 2003 and 2002 was 0.40% and 0.52%, respectively.

      The Bank executed a single premium Bank Owned Life Insurance ("BOLI") contract in June of 2003, totaling $7.5 million. This transaction is expected to earn a tax-equivalent return in excess of other earning assets with similar risk characteristics. The income earned on BOLI is recorded as an increase in noninterest income. BOLI totaled $7.7 million at December 31, 2003.

      Interest-bearing liabilities increased $150.7 million, or 18.2%, to $978.9 million at December 31, 2003 from $828.2 million at December 31, 2002, primarily due to a $118.5 million, or 89.1%, increase in FHLB borrowings. Borrowings totaled $251.5 million at December 31, 2003, increasing from $133.0 million at December 31, 2002, as the Bank utilized lower cost borrowings to fund asset growth. Interest-bearing deposits increased $32.2 million, or 4.6%, to $727.5 million at the end of 2003 from $695.2 million at the end of 2002. Money market and NOW accounts increased $27.9 million and savings accounts increased $13.3 million, while certificates of deposit decreased $8.8 million. Noninterest bearing demand deposits grew $15.6 million to $102.8 million at December 31, 2003 from $87.1 million at December 31, 2002.

      Stockholders' equity totaled $123.2 million at December 31, 2003, an increase of $2.6 million, or 2.2%, from December 31, 2002. This increase was primarily due to net income of $9.0 million, partially offset by the repurchase of 285,116 shares at a cost of $7.1 million, the exercise of 71,064 shares of stock options and the payment of cash dividends of $0.48 per share amounting to $2.6 million.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

      Net Income. Net income totaled $9.0 million for the year ended December 31, 2003, an increase of $6.9 million, or 327.5%, from $2.1 million for the year ended December 31, 2002. Net income for 2003 includes $437,000 in charges related to a non-recurring retirement benefit while net income for 2002 includes $8.3 million in charges in connection with the restructuring of the Company's senior management and the reorganizing of the Company's long-term business strategy. Basic and diluted earnings per share for the year ended December 31, 2003 were $1.70 and $1.57, respectively, compared to basic and diluted earnings of $0.39 and $0.36 for the year ended December 31, 2002.

      Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income decreased $3.1 million, or 7.7%, to $37.6 million in 2003 from $40.7 million in 2002 as the relatively low market interest rate environment led to a high number of loan prepayments and refinancings, which had a negative impact on earnings, and due to the reinvestment of the proceeds from the December 2002 sale of sub-prime automobile loans in lower yielding loans. Average earning assets increased $63.9 million, or 6.5%, to $1.05 billion in 2003 from $987.9 million in 2002, while the yield on average earnings assets declined to 5.35% from 6.49% for the twelve-month period ended December 31, 2003. Partially offsetting the decline in the yield on average earning assets was a 75 basis point decrease in the rate paid on average interest-bearing liabilities from the same period last year. As a result, the Company's net interest margin for the twelve months ended December 31, 2003 and 2002 were 3.57% and 4.12%, respectively.

      Interest and dividend income declined $7.8 million, or 12.2%, to $56.3 million for 2003 from $64.1 million for 2002 as interest earned on the Bank's loan portfolio decreased $9.2 million, or 16.2%, from $56.9 million for 2002 due to the sale of $69.7 million of higher rate sub-prime automobile loans in December 2002 and the impact of lower market interest rates resulting from comparatively stronger loan refinance activity. The lower loan interest income also reflects the forfeiture of $65,000 in accrued interest and a write-down of $180,000 of dealer reserve related to the December 2003 sale of $9.9 million of sub-prime automobile loans. Interest and dividend income on the Company's investment portfolio, including FHLB and SBLI stock, equaled $8.5 million in 2003, an increase of $1.8 million, or 25.9%, from $6.8 million earned in 2002 as higher average balances were able to offset lower average yields earned.

      The decrease in interest and dividend income was partially offset by a decrease in interest expense which decreased $4.7 million, or 20.0%, to $18.7 million for the year ended December 31, 2003 from $23.4 million for the year ended December 31, 2002 due to lower rates paid, particularly on the Bank's deposit accounts. Interest expense on deposits totaled $13.9 million for the twelve months ended December 31, 2003, a decrease of $3.9 million, or 22.0%, from $17.8 million for the twelve months ended December 31, 2002. Average interest-bearing deposit balances increased $44.3 million to $723.5 million in 2003 from $679.2 million in 2002, but were more than offset by a lower average rate of 1.92% paid in 2003 compared to 2.62% in 2002. Interest expense on FHLB advances and other borrowings totaled $4.9 million this year, a decrease of $771,000, or 13.7%, from $5.7 million last year, due to lower rates paid, as new lower-cost borrowings replaced maturing higher cost advances and as a result of the Bank's prepayment of higher cost advances in December 2002.

      Provision for Loan Losses. The provision for loan losses decreased $4.7 million, or 76.4%, to $1.5 million in 2003 from $6.2 million in 2002. The sale of $9.9 million of sub-prime automobile loans in December 2003 resulted in the reversal of approximately $1.0 million of previously provided loan loss provision. In assessing the provision for the twelve months ended December 31, 2003, management took into consideration an $18.2 million decrease in sub-prime automobile loans from December 31, 2002. The Company also considered net loan charge-offs which decreased $4.1 million, to $2.8 million in 2003, from $6.9 million last year. Foremost in this decrease were gross consumer loan charge-offs which declined $4.9 million in 2003 and consisted mainly of sub-prime automobile loans. Additionally, management considered the level of delinquent loans, which declined from 1.40% of total loans at December 31, 2002, to 0.67% at December 31, 2003.

      At December 31, 2003, the allowance for loan losses was $9.0 million and represented 1.13% of total loans and 280.37% of nonperforming loans compared to $10.3 million, 1.43% and 275.54%, respectively, at December 31, 2002. The decline in the allowance is consistent with improvement in the Company's credit risk profile, particularly in consideration of the significant reduction in sub-prime automobile loans.

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

      Noninterest Income. Noninterest income totaled $13.7 million for the twelve months ended December 31, 2003, an increase of $292,000, or 2.2%, over $13.4 million for 2002. Noninterest income for 2003 includes a $3.1 million gain on the sale of securities, which was nearly offset by $2.4 million in charges relating to the sale of sub-prime automobile loans and the valuation adjustment in repossessed automobiles. EastPoint license maintenance and processing fees and license sales and other fees increased $271,000, or 3.9%, to $7.3 million for the twelve months ended December 31, 2003 as compared to $7.0 million for the same period last year. Noninterest income for 2002 includes several items related to the reorganizing of the Company's long-term business strategy that took place in the fourth quarter of 2002. A $14.8 million gain on the sale of equity securities was nearly offset by $13.4 million in charges relating to the sale of sub-prime automobile loans, the write-down of one security, the write-down of repossessed automobiles, and the prepayment penalty on FHLB advances. In addition, trust department fees increased $294,000, or 16.4%, in 2003 due to an increase of $42.0 million, or 17.0%, in trust assets under management.

      Noninterest Expenses. Noninterest (operating) expenses totaled $35.8 million for the year ended December 31, 2003 compared to $45.3 million for the year ended December 31, 2002. Salaries and benefits expense declined $7.3 million for the twelve months ended December 31, 2003 compared to the same period last year, as expenses for 2002 included $6.9 million of severance payments for three executive officers and one senior vice president, and the retirement of seven directors. Expenses for EastPoint, which are recorded in various noninterest expense categories, totaled $7.8 million for the twelve months ended December 31, 2003 as compared to $8.2 million for the same period last year, a decrease of $464,000, or 5.6%. This decrease from 2002 was attributable to a $500,000 increase in EastPoint's allowance for uncollectible debt in December 2002. EastPoint had no such increases in 2003. Expenses pertaining to foreclosed real estate and other loans decreased $2.2 million to $1.0 million for the year ended December 31, 2003 compared to $3.3 million for the year ended December 31, 2002, primarily due to a decrease in the expenses associated with the inventory and sale of repossessed automobiles.

      Income Taxes. Income taxes for the year ended December 31, 2003 were $5.1 million, an increase of $4.5 million from $531,000 for the year ended December 31, 2002, due to increased income before taxes as well as an increase in the effective tax rate to 36.1% for 2003 from 20.2% for 2002. The increase in the effective tax rate for 2003 was largely due to the disallowance by Massachusetts of the dividend received deduction from the Bank's REIT. The lower rate paid in 2002 was primarily due to a higher level of qualifying dividends received to pretax income in 2002 compared to 2003.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

      Net Income. Net income totaled $2.1 million for the year ended December 31, 2002, a decrease of $6.8 million, or 80.1%, from $8.9 million for the year ended December 31, 2001. Net income for 2002 includes $8.3 million in charges in connection with the restructuring of the Company's senior management and the reorganizing of the Company's long-term business strategy while net income for 2001 includes a one-time gain of $2.2 million from the dissolution of the Bank's defined benefit pension plan. Basic and diluted earnings per share for the year ended December 31, 2002 were $0.39 and $0.36, respectively, compared to basic and diluted earnings of $1.42 and $1.35 for the year ended December 31, 2001.

      Net Interest Income. Net interest income decreased $1.5 million, or 3.6%, to $40.7 million in 2002 from $42.2 million in 2001 as the relatively low market interest rate environment led to a high number of loan prepayments and refinancings which had a negative impact on earnings. The average yield on interest bearing assets declined 131 basis points to 6.49% for the year ended December 31, 2002 compared to 7.80% for the year ended December 31, 2001 and more than offset a $16.2 million increase in average interest bearing assets to $987.9 million for 2002 compared to $971.7 million for 2001. Average interest bearing liabilities increased $31.3 million to $821.0 million in 2002 from $789.7 million in 2001, but were more than offset by a lower average rate paid of 2.85% in 2002 compared to 4.25% in 2001 reflecting the low market interest rate environment. As a result, the Company's net interest margin for the twelve months ended December 31, 2002 and 2001 were 4.12% and 4.35%, respectively.

      Interest and dividend income fell $11.7 million, or 15.4%, to $64.1 million for 2002 from $75.8 million for 2001 as interest earned on the Bank's loan portfolio dropped $11.4 million, or 16.7%, from $68.3 million for 2001 as the average balance of the Bank's loans fell to $791.3 in 2002 from $815.1 for last year and the average rate earned equaled 7.19% in 2002 compared to 8.38% for 2001. The lower loan interest income also reflects the forfeiture of $492,000 in accrued interest related to the December sale of sub-prime automobile loans. Interest and dividend income on the Company's investment portfolio, including FHLB and SBLI stock, equaled $6.8 million in 2002, a decrease of $330,000, or 4.7%, from $7.1 million earned in 2001. Higher average balances were not enough to offset the decrease in average rate earned on the investment portfolio. The average balance of the investment portfolio increased $24.0 million to $168.7 million in 2002 while the average rate earned dropped 89 basis points to 4.01% in 2002.

      The decrease in interest and dividend income was mostly offset by a decrease in interest expense as interest expense dropped $10.1 million, or 30.2%, to $23.4 million for the year ended December 31, 2002 from $33.6 million for the year ended December 31, 2001 due to lower rates paid, particularly on the Bank's deposit accounts. Interest paid on deposits totaled $17.8 million for the twelve months ended December 31, 2002, a decrease of $8.9 million, or 33.4%, from $26.7 million for the twelve months ended December 31, 2001. Average interest bearing deposit balances increased $21.7 million to $679.2 million in 2002 from $657.5 million in 2001, but were more than offset by a lower average rate paid of 2.62% in 2002 compared to 4.06% in 2001. Interest paid on borrowings also decreased due to lower interest rates paid as interest on FHLB advances and securities sold under agreements to repurchase totaled $5.7 million this year, a decrease of $1.2 million, or 17.8%, from $6.9 million last year, even though borrowings only declined $2.2 million, or 1.6%, from last year.

      Provision for Loan Losses. The provision for loan losses decreased $1.0 million, or 13.9%, to $6.2 million in 2002 from $7.2 million in 2001 as a greater number of charge-offs in 2002 were more than offset by a higher number of recoveries and a decrease in the balance of sub-prime automobile loans. Total charge-offs were $10.0 million in 2002, an increase of $3.0 million, or 42.0%, from $7.1 million last year. This increase was due to the higher consumer loan charge-offs which rose $3.1 million in 2002. However, this increase was somewhat offset by the Bank's strong efforts in 2002 to recover charged-off loans. Recoveries totaled $3.1 million in 2002, an increase of $2.4 million over $705,000 in 2001. Net charge-offs were $6.9 million for the year ended December 31, 2002 compared to $6.4 million last year, an increase of $549,000, or 8.6%.

      The provision for 2002 also includes $1.5 million added in the fourth quarter of 2002 to cover losses inherent in the remaining sub-prime automobile loan portfolio. At December 31, 2002, the allowance for loan losses was $10.3 million and represented 1.43% of total loans and 275.54% of nonperforming loans compared to $11.0 million at December 31, 2001, which represented 1.37% of total loans and 408.36% of nonperforming loans.

      Noninterest Income. Noninterest income totaled $13.4 million for the twelve months ended December 31, 2002, an increase of $2.9 million, or 27.2%, over $10.6 million for 2001. Noninterest income for 2002 includes several items related to the reorganizing of the Company's long-term business strategy that took place in the fourth quarter of 2002. A $14.8 million gain on the sale of equity securities was nearly offset by $13.4 million in charges relating to the sale of sub-prime automobile loans, the write-down of one security, the write-down of repossessed automobiles, and the prepayment penalty on FHLB advances. Noninterest income also increased in 2002 due to the recording of a full year's worth of fees earned from the operations of EastPoint Technologies, LLC versus only six months last year, a difference of $3.5 million. In addition, customer service fees increased $423,000, or 23.4%, due to increased ATM and checking account fees. Noninterest income for 2001 includes a one-time gain of $2.2 million on the curtailment of the Bank's defined benefit pension plan.

      Noninterest Expense. Noninterest (operating) expenses increased $13.0 million, or 40.1%, to $45.3 million for the year ended December 31, 2002 from $32.3 million for the year ended December 31, 2001 as expenses for 2002 included charges related to the restructuring of the Company's senior management and the retirement of several directors. In the fourth quarter of 2002, the Company and the Bank restructured their management team, which resulted in $6.6 million of charges, consisting of the payment to or accrual of severance payments for three executive officers and one senior vice president under existing contractual obligations. Additionally, seven directors retired from the Boards of the Company and the Bank and, as a result, the Company incurred a $300,000 charge in the fourth quarter to fund retirement plan benefits. Expenses pertaining to foreclosed real estate and other loans increased $1.0 million to $3.3 million as the Bank wrote down the value of one commercial property by $500,000. As was the case with noninterest income, noninterest expenses also increased due to the recognition of a full year's worth of expenses of EastPoint compared to only six months last year. The increase attributable to EastPoint totaled $4.8 million.

      Income Taxes. Income taxes for the year ended December 31, 2002 were $531,000, a decrease of $3.8 million from $4.3 million for the year ended December 31, 2001. The effective tax rate for 2002 and 2001 were 20.2% and 32.8%, respectively. The lower rate paid in 2002 was due to the increase in the ratio of tax exempt income and qualifying dividends received to pretax income.

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

                                                                For the Years Ended December 31,
                                           ----------------------------------------------------------------------------
                                                           2003                                    2002
                                           ------------------------------------    ------------------------------------
                                            Average                   Average       Average                    Average
                                            Balance      Interest    Yield/Rate     Balance      Interest    Yield/Rate
                                           ----------   ----------   ----------    ----------   ----------   ----------
                                                                      (Dollars in thousands)
Interest-earning assets:
  Loans(1)                                 $  800,133   $   47,683         5.96%   $  791,328   $   56,910         7.19%
  Short-term investments                        7,714          109         1.41        27,870          456         1.64
  Investment securities                       232,998        8,204         3.52       159,318        6,416         4.03
  Federal Home Loan Bank stock                  8,889          249         2.80         7,303          283         3.88
  Savings Bank Life Insurance
    stock                                       2,043           63         3.08         2,043           63         3.08
                                           ----------   ----------   ----------    ----------   ----------   ----------
        Total interest-earning assets       1,051,777       56,308         5.35       987,862       64,128         6.49
  Noninterest-earning assets                   64,056                                  63,948
                                           ----------                              ----------
        Total assets                       $1,115,833                              $1,051,810
                                           ==========                              ==========
Interest-bearing liabilities:
  Deposits:
    Money market accounts                  $  132,497   $    1,648         1.24%   $  117,950   $    1,988         1.69%
    NOW accounts                               90,170          155         0.17        83,399          623         0.75
    Savings accounts(2)                       170,749        1,731         1.01       157,444        2,669         1.70
    Certificates of deposit                   330,116       10,328         3.13       320,415       12,497         3.90
                                           ----------   ----------                 ----------   ----------

        Total interest-bearing deposits       723,532       13,862         1.92       679,208       17,777         2.62

    Federal Home Loan Bank
        advances                              167,621        4,878         2.91       140,406        5,628         4.01
    Repurchase agreements                          88            2         1.14         1,349           23         1.72
                                           ----------   ----------                 ----------   ----------
        Total interest-bearing liabilities    891,241       18,742         2.10       820,963       23,428         2.85
                                                        ----------                              ----------
    Noninterest-bearing demand
        deposits                               91,627                                  82,751
    Other noninterest-bearing
        liabilities                             9,817                                  11,935
                                           ----------                              ----------
           Total liabilities                  992,685                                 915,649
    Equity                                    123,148                                 136,161
                                           ----------                              ----------
           Total liabilities and equity    $1,115,833                              $1,051,810
                                           ==========                              ==========
    Net interest-earning assets            $  160,536                              $  166,899
                                           ==========                              ==========
    Net interest income                                 $   37,566                              $   40,700
                                                        ==========                              ==========
    Interest rate spread                                                   3.25%                                   3.64%

    Interest margin (net interest
        income as a percentage of
        total average interest-earning
        assets)                                                            3.57%                                   4.12%
    Total average interest-earning
        assets to total average
        interest-bearing liabilities                                     118.01%                                 120.33%


                                             For the Years Ended December 31,
                                           ------------------------------------
                                                           2001
                                           ------------------------------------
                                            Average                    Average
                                            Balance      Interest    Yield/Rate
                                           ----------   ----------   ----------
                                                  (Dollars in thousands)
Interest-earning assets:
  Loans(1)                                   $  815,078   $   68,291         8.38%
  Short-term investments                         11,883          413         3.48
  Investment securities                         136,944        6,725         4.91
  Federal Home Loan Bank stock                    5,707          304         5.33
  Savings Bank Life Insurance
    stock                                         2,043           63         3.08
                                             ----------   ----------   ----------
        Total interest-earning assets           971,655       75,796         7.80
  Noninterest-earning assets                     63,207
                                             ----------
        Total assets                         $1,034,862
                                             ==========
Interest-bearing liabilities:
  Deposits:
    Money market accounts                    $  112,434   $    3,712         3.30%
    NOW accounts                                 77,276          806         1.04
    Savings accounts(2)                         142,150        4,087         2.88
    Certificates of deposit                     325,639       18,080         5.55
                                             ----------   ----------
        Total interest-bearing deposits         657,499       26,685         4.06

    Federal Home Loan Bank
        advances                                127,990        6,613         5.17
    Repurchase agreements                         4,215          262         6.22
                                             ----------   ----------

        Total interest-bearing liabilities      789,704       33,560         4.25
                                                          ----------
    Noninterest-bearing demand
        deposits                                 76,912
    Other noninterest-bearing
        liabilities                              12,968
                                             ----------
           Total liabilities                    879,584
    Equity                                      155,278
                                             ----------
           Total liabilities and equity      $1,034,862
                                             ==========
    Net interest-earning assets              $  181,951
                                             ==========
    Net interest income                                   $   42,236
                                                          ==========
    Interest rate spread                                                     3.55%

    Interest margin (net interest
        income as a percentage of
        total average interest-earning
        assets)                                                              4.35%
    Total average interest-earning
        assets to total average
        interest-bearing liabilities                                       123.04%

----------------
(1)   Average balances include nonaccrual loans.

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

                                                Year Ended December 31, 2003           Year Ended December 31, 2002
                                                         Compared to                            Compared to
                                                Year Ended December 31, 2002           Year Ended December 31, 2001
                                             -----------------------------------    -----------------------------------
                                                 Increase (Decrease) Due to             Increase (Decrease) Due to
                                             -----------------------------------    -----------------------------------
                                               Rate        Volume         Net         Rate        Volume         Net
                                             ---------    ---------    ---------    ---------    ---------    ---------
                                                                           (In thousands)
Interest-earning assets:
  Loans                                      $ (12,205)   $   2,978    $  (9,227)   $  (9,440)   $  (1,941)   $ (11,381)
  Short-term investments                           (55)        (292)        (347)         (29)          72           43
  Investment securities                            (45)       1,799        1,754       (3,668)       3,338         (330)
                                             ---------    ---------    ---------    ---------    ---------    ---------
    Total interest-earning assets              (12,305)       4,485       (7,820)     (13,137)       1,469      (11,668)
                                             ---------    ---------    ---------    ---------    ---------    ---------
Interest-bearing liabilities:
  Deposits:
    Money market accounts                         (642)         302         (340)      (1,915)         191       (1,724)
    NOW accounts                                  (523)          55         (468)        (254)          71         (183)
    Savings accounts                            (1,188)         250         (938)      (1,922)         504       (1,418)
    Certificates of deposit                     (2,561)         392       (2,169)      (5,297)        (286)      (5,583)
                                             ---------    ---------    ---------    ---------    ---------    ---------
      Total deposits                            (4,914)         999       (3,915)      (9,388)         480       (8,908)
  Federal Home Loan Bank
    advances                                    (2,564)       1,814         (750)         751       (1,736)        (985)
  Repurchase agreements                             (6)         (15)         (21)        (123)        (116)        (239)
                                             ---------    ---------    ---------    ---------    ---------    ---------
  Total interest-bearing liabilities            (7,484)       2,798       (4,686)      (8,760)      (1,372)     (10,132)
                                             ---------    ---------    ---------    ---------    ---------    ---------
Increase (decrease) in net interest income   $  (4,821)   $   1,687    $  (3,134)   $  (4,377)   $   2,841    $  (1,536)
                                             =========    =========    =========    =========    =========    =========

Liquidity and Capital Resources

      Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as maintaining the flexibility to take advantage of investment opportunities. The Bank's primary sources of funds consist of deposit inflows, loan repayments, maturities, loan sales, paydowns of mortgage-backed securities, sales/calls of investments and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The Bank's primary investing activities are: (1) originating residential one- to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity lines of credit and consumer loans, and (2) investing in mortgage- and asset-backed securities, U.S. Government and agency obligations, and debt securities. These activities are funded primarily by principal and interest payments on loans, proceeds from sales of loans and investment securities, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. During the years ended December 31, 2003 and 2002, Berkshire Bank's loan originations totaled $321.1 million and $285.9 million, respectively. At December 31, 2003 and 2002, the Bank's investments in investment securities totaled $344.3 million and $217.4 million, respectively. The Bank experienced a net increase in total deposits of $47.9 million and $39.6 million for the years ended December 31, 2003 and 2002, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through repurchase agreement lines of credit with the Depositors Insurance Fund and a nationally recognized broker-dealer.

      Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $139.6 million at December 31, 2003. Management of Berkshire Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2003 totaled $219.6 million. The Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      The Bank must satisfy various regulatory capital requirements administered by the federal and state banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2003, Berkshire Bank exceeded all of its regulatory capital requirements with Tier 1 capital to average assets of $93.8 million, or 7.87% of average assets, which is above the required level of $47.7 million, or 4.0%, and total capital to risk-weighted assets of $106.6 million, or 12.57% of risk-weighted assets, which is above the required level of $67.8 million, or 8.0%. The Bank meets the conditions to be considered "well capitalized" under regulatory guidelines.

      The primary source of funding for Berkshire Hills is dividend payments from Berkshire Bank, and, to a lesser extent, earnings on deposits held by Berkshire Hills. Dividend payments by Berkshire Bank have primarily been used to fund stock repurchase programs and pay dividends to Berkshire Hills' shareholders. The Bank's ability to pay dividends and other capital distributions to Berkshire Hills is generally limited by the Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation. See "Regulation and Supervision - Massachusetts Regulation." Additionally, the Massachusetts Commissioner of Banks and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons. Any dividend by the Bank beyond its current year's earnings and prior two years' retained net income would require the approval of the Massachusetts Commissioner of Banks, and notification to or approval of the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. To the extent the Bank were to apply for a dividend distribution to Berkshire Hills in excess of the regulatory permitted dividend amount, no assurances can be made such application would be approved by the regulatory authorities.

      Berkshire Hills is currently engaged in its sixth stock repurchase program. To date, all purchases have been open market purchases. In the current program, 112,700 shares out of an announced 300,000 have been purchased at a cost of $3.1 million through December 31, 2003. The Company has sufficient funds available to complete the repurchase program without having a material adverse effect on liquidity.

      Contractual Obligations. The following table sets forth, at December 31, 2003, the dollar amount of the Bank's contractual obligations and their subsequent time period.

                                                           Commitments by Period
                                     -----------------------------------------------------------------
                                                Less than One  One to Three  Three to Five  After Five
                                      Total          Year         Years         Years         Years
                                     --------   -------------  ------------  -------------  ----------
                                                              (In thousands)
Contractual Obligations

Long-term debt obligations (1)       $251,465      $125,000       $ 43,297      $ 39,397      $ 43,771
Operating lease obligations (2)         4,790           474            781           705         2,830
Purchase obligations (3)                1,390         1,390             --            --            --
                                     --------      --------       --------      --------      --------
Total Contractual Obligations        $257,645      $126,864       $ 44,078      $ 40,102      $ 46,601
                                     ========      ========       ========      ========      ========

---------------------
(1) Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2022 and the rates vary by borrowing.

(2)   Consists of leases of four Bank offices through 2030.

(3) Consists of obligations with multiple vendors to purchase a broad range of services and contractual estimates of capital renovations to Bank buildings.

Off-Balance Sheet Arrangements

      For a discussion of the Company's off-balance sheet arrangements, see Footnote 13, "Off-Balance Sheet Activities" in the Notes to the Consolidated Financial Statements.

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

      As required by SFAS No. 142, the Company completed the annual impairment test on goodwill assets and has concluded that the amount of recorded goodwill was not impaired as of December 31, 2003. On October 31, 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement amends (except for transactions between two or more mutual enterprises) previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, "Business Combinations" and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination. This Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions that are required for other long-lived assets that are held and used. SFAS No. 141 requires that the Company evaluate its intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. No reclassifications or adjustments were made as a result of adopting this statement.

      Consolidation of Variable Interest Entities. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The interpretation had no effect on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk Analysis

      Qualitative Aspects of Market Risk. The Bank's most significant form of market risk is interest rate risk. The principal objectives of Berkshire Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The Asset/Liability Committee consists of six senior officers of the Bank and the Senior Financial Analyst. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Berkshire Bank.

      In recent years, Berkshire Bank has managed interest rate risk by:

      o emphasizing the origination and purchase of adjustable-rate loans and, from time to time, selling a portion of its longer term fixed-rate loans as market interest rate conditions dictate;

      o securitizing a portion of the Bank's long-term, fixed rate mortgages;

      o     originating shorter-term commercial and consumer loans;

      o investing in high quality liquid investment securities that provide adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity and duration of which is monitored in relation to the repricing of its loan and funding portfolios;

      o     promoting lower cost liability accounts such as core deposits; and

      o using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities.

      Berkshire Bank's market risk also includes equity price risk. Berkshire Bank's marketable equity securities portfolio had gross unrealized gains of $8.4 million at December 31, 2003 and no gross unrealized losses which are included, net of taxes, in accumulated other comprehensive income, a separate component of Berkshire Bank's shareholders' equity. If equity securities prices decline due to unfavorable market conditions or other factors, Berkshire Bank's and Berkshire Hills' capital would decrease. Management decided to decrease the amount of equity securities it holds by selling a portion of its existing portfolio each quarter during 2003.

      Quantitative Aspects of Market Risk. Berkshire Hills uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in the balance sheet mix. The model assumes the yield curve is derived from the interpolated Treasury yield curve and that an instantaneous increase or decrease of market interest rates would cause a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings are expected to reprice at the new market rate on the contractual review or maturity date. The Company closely monitors its loan prepayment trends and uses prepayment guidelines set forth by Freddie Mac and Fannie Mae and other market sources, as well as Company generated data where applicable. All prepayments are assumed to roll over into new loans originated in the same loan category at the new market rate. Berkshire Hills further assumes that its securities' cash flows, especially its mortgage-backed securities cash flows, are such that they will generally follow industry standards and that prepayments will be reinvested in the same category at the prevailing market rate. Finally, the model assumes that its balance sheet mix will remain relatively unchanged throughout the next calendar year.

      The tables below set forth, as of December 31, 2003 and 2002, estimated net interest income and the estimated changes in Berkshire Hills' net interest income for the next twelve-month period which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.

 Increase/(Decrease) in                 At December 31, 2003
Market Interest Rates in       --------------------------------------
Basis Points (Rate Shock)       Amount       $ Change       % Change
-------------------------      --------      --------       ---------
                                        (Dollars in thousands)

            200                $ 37,144      $ (1,757)         (4.52%)
            100                  38,162          (739)         (1.90)
            Static               38,901            --             --
            (100)                39,478           577           1.48
            (200)                37,116        (1,785)         (4.59)

Increase/(Decrease) in Market           At December 31, 2002
Interest Rates in Basis Points --------------------------------------
        (Rate Shock)            Amount       $ Change       % Change
------------------------------ --------      --------       ---------
                                        (Dollars in thousands)
             200               $ 34,583      $ (1,027)         (2.88%)
             100                 34,741          (869)         (2.44)
             Static              35,610            --             --
             (100)               35,162          (448)         (1.26)
             (200)               32,908        (2,702)         (7.59)

      In the event of a sudden and sustained decrease in prevailing market interest rates of 100 and 200 basis points, the December 31, 2003 table indicates that net interest income would be expected to increase $577,000 and decrease $1.8 million, respectively. This result is due to the fact that the Company is slightly liability sensitive and in a 100 basis point decrease many non-maturity deposit account rates would decrease significantly and reach Company determined floors. In a negative 200 basis point scenario, many of these deposit accounts would have reached their floors and the Company would become asset sensitive. These results compare to the December 31, 2002 table, which indicates that in the event of a sudden and sustained decrease of 100 and 200 basis points in prevailing market interest rates, net interest income would be expected to decrease by $448,000 and $2.7 million, respectively. The primary reason for the differences between the models for the two years is that many deposit accounts have lower Company determined floors now than they did one year ago.

      In the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points, the December 31, 2003 table indicates that net interest income would be expected to decrease $739,000 and $1.8 million, respectively, compared to the December 31, 2002 table, which indicates that net interest income would decrease by $869,000 and $1.0 million, respectively. The primary reason for the difference in the up 200 basis point scenario was that at December 31, 2002, the Company had a larger amount of securities, including overnight federal funds, repricing or maturing in the next year than it had on December 31, 2003. Partially offsetting this was Management's expectation that the rates paid on the Company's interest-bearing non-maturity deposits were less sensitive to changes in prevailing market interest rates at year-end 2003 than at year-end 2002. After examining the historic rates paid on interest-bearing non-maturity deposits compared to the then prevailing market interest rates, Management determined during 2003 that the rates paid or the cost of these deposits would not have to increase as much in a rising interest rate environment than what was anticipated at year-end 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           PAGE


INDEPENDENT AUDITORS' REPORT                                                62

CONSOLIDATED BALANCE SHEETS AS OF                                           63
DECEMBER 31, 2003 AND 2002

CONSOLIDATED STATEMENTS OF INCOME FOR THE                                   64
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

CONSOLIDATED STATEMENTS OF CHANGES IN                                       65
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2003, 2002 AND 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                                   66
THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  68

WOLF                                                Certified Public Accountants
& COMPANY, P.C.                                         and Business Consultants
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Berkshire Hills Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
January 23, 2004


99 High Street o Boston, Massachusetts o 02110-2320 o Phone 617-439-9700 o Fax
                                  617-542-0400
   1500 Main Street o Suite 1908 o Springfield, Massachusetts o 01115 o Phone
                        413-747-9042 o Fax 413-739-5149
                               www.wolfandco.com

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002

                                                                                             2003              2002
                                                                                          -----------       -----------
                                                                                                 (In thousands)
Assets
Cash and due from banks                                                                   $    15,583       $    17,258
Short-term investments                                                                          1,859            43,397
                                                                                          -----------       -----------
    Total cash and cash equivalents                                                            17,442            60,655
Securities available for sale, at fair value                                                  307,425           173,169
Securities held to maturity (fair value approximates $36,868,000 and
  $44,348,000 at December 31, 2003 and 2002, respectively)                                     36,903            44,267
Federal Home Loan Bank stock, at cost                                                          12,923             7,440
Loans, net of allowance for loan losses of $8,969,000
  in 2003 and $10,308,000 in 2002                                                             783,258           712,714
Foreclosed real estate, net                                                                        --             1,500
Premises and equipment, net                                                                    12,626            13,267
Accrued interest receivable                                                                     5,080             5,125
Savings Bank Life Insurance stock                                                               2,043             2,043
Goodwill and other intangibles                                                                 10,233            10,436
Net deferred tax asset                                                                          1,725             2,016
Bank owned life insurance                                                                       7,721                --
Due from broker                                                                                 7,089                --
Other assets                                                                                   14,080            13,315
                                                                                          -----------       -----------
                                                                                          $ 1,218,548       $ 1,045,947
                                                                                          ===========       ===========
Liabilities and Stockholders' Equity
Deposits                                                                                  $   830,244       $   782,360
Federal Home Loan Bank advances                                                               251,465           133,002
Loans sold with recourse                                                                          473             1,201
Securities sold under agreements to repurchase                                                     --               700
Due to broker                                                                                   5,646                --
Accrued expenses and other liabilities                                                          5,293             5,677
                                                                                          -----------       -----------
      Total liabilities                                                                     1,093,121           922,940
                                                                                          -----------       -----------
Minority Interests                                                                              2,252             2,438
                                                                                          -----------       -----------
Commitments and contingencies (Notes 6, 13 and 14)
Stockholders' equity:
  Preferred stock ($.01 par value; 1,000,000 shares
    authorized; no shares issued and outstanding)                                                  --                --
  Common stock ($.01 par value; 26,000,000 shares authorized; and 7,673,761 shares issued at December 31, 2003 and 2002, respectively, shares
    outstanding 5,903,082 and 6,117,134 at December 31, 2003 and 2002, respectively)               77                77
  Additional paid-in capital                                                                   75,764            74,632
  Unearned compensation                                                                        (8,507)           (9,535)
  Retained earnings                                                                            86,276            80,011
  Accumulated other comprehensive income                                                        5,559             5,542
  Treasury stock, at cost (1,770,679 and 1,556,627 shares
    at December 31, 2003 and 2002, respectively)                                              (35,994)          (30,158)
                                                                                          -----------       -----------
      Total stockholders' equity                                                              123,175           120,569
                                                                                          -----------       -----------
      Total liabilities and stockholders' equity                                          $ 1,218,548       $ 1,045,947
                                                                                          ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2003, 2002 and 2001

                                                                    2003           2002           2001
                                                                  --------       --------       --------
                                                                   (In thousands, except per share data)
Interest and dividend income:
    Loans, including fees                                         $ 47,683       $ 56,910       $ 68,291
    Debt securities:
        Taxable                                                      7,298          5,234          5,233
        Tax-exempt                                                     262            173            375
    Dividends                                                          956          1,355          1,484
    Short-term and other investments                                   109            456            413
                                                                  --------       --------       --------
               Total interest and dividend income                   56,308         64,128         75,796
                                                                  --------       --------       --------
Interest expense:
    Deposits                                                        13,862         17,777         26,685
    Federal Home Loan Bank advances                                  4,878          5,628          6,613
    Securities sold under agreements to repurchase                       2             23            262
                                                                  --------       --------       --------
               Total interest expense                               18,742         23,428         33,560
                                                                  --------       --------       --------
Net interest income                                                 37,566         40,700         42,236
Provision for loan losses                                            1,460          6,180          7,175
                                                                  --------       --------       --------
Net interest income, after provision for loan losses                36,106         34,520         35,061
                                                                  --------       --------       --------
Other income:
    Customer service fees                                            2,300          2,140          1,810
    Trust department fees                                            2,090          1,796          1,782
    Loan servicing fees                                                386            533            595
    Gain on sales and dispositions of securities, net                3,077         15,143            268
    Loss on impairment of securities                                    --           (673)            --
    Loss on sale of loans, net                                      (1,854)       (10,702)            --
    Loss on impairment of other assets                                (206)        (1,262)            --
    Penalty on prepayment of FHLB borrowings                            --         (1,067)            --
    License maintenance and processing fees                          4,443          4,379          1,322
    License sales and other fees                                     2,819          2,612          2,143
    Gain on curtailment of defined benefit pension plan, net            --             --          2,173
    Miscellaneous                                                      655            519            455
                                                                  --------       --------       --------
               Total other income                                   13,710         13,418         10,548
                                                                  --------       --------       --------
Operating expenses:
    Salaries and employee benefits                                  21,219         28,488         17,590
    Occupancy and equipment                                          5,045          5,288          4,689
    Marketing and advertising                                          678            648            629
    Data processing                                                    989            758          1,065
    Professional services                                            1,379          1,384          1,314
    Office supplies                                                    695            769            899
    Foreclosed real estate and repossessed assets, net               1,047          3,250          2,238
    Amortization of goodwill and other intangibles                     203            203            827
    Minority interests                                                (186)          (685)          (119)
    Other general and administrative expenses                        4,717          5,207          3,217
                                                                  --------       --------       --------
               Total operating expenses                             35,786         45,310         32,349
                                                                  --------       --------       --------
Income before income taxes                                          14,030          2,628         13,260
Provision for income taxes                                           5,065            531          4,349
                                                                  --------       --------       --------
              Net income                                          $  8,965       $  2,097       $  8,911
                                                                  ========       ========       ========
Earnings per share:
    Basic                                                         $   1.70       $   0.39       $   1.42
    Diluted                                                       $   1.57       $   0.36       $   1.35

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2003, 2002 and 2001

                                                                                               Accumulated
                                                         Additional                               Other
                                              Common       Paid-in      Unearned    Retained   Comprehensive  Treasury
                                               Stock       Capital    Compensation  Earnings      Income       Stock        Total
                                             ---------   -----------  ------------  ---------  -------------  ---------   ---------
                                                                               (In thousands)
Balance at December 31, 2000                 $      77    $  74,054    $  (7,187)   $  74,555    $  19,824    $      --   $ 161,323
                                                                                                                          ---------
Comprehensive income:
    Net income                                      --           --           --        8,911           --           --       8,911
    Change in net unrealized gain on
        securities available for sale, net
        of reclassification adjustment and
        tax effects                                 --           --           --           --         (988)          --        (988)
                                                                                                                          ---------
                Total comprehensive income                                                                                    7,923
                                                                                                                          ---------
Cash dividends paid ($0.43 per share)               --           --           --       (2,808)          --           --      (2,808)
Treasury stock purchased                            --           --           --           --           --      (23,292)    (23,292)
Purchase of common stock - stock awards             --           --       (5,453)          --           --           --      (5,453)
Change in unearned compensation                     --          234        1,539           --           --           --       1,773
Minority interest adjustment                        --         (142)          --           --           --           --        (142)
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------
Balance at December 31, 2001                        77       74,146      (11,101)      80,658       18,836      (23,292)    139,324
                                                                                                                          ---------
Comprehensive income (loss):
    Net income                                      --           --           --        2,097           --           --       2,097
    Change in net unrealized gain on
        securities available for sale, net
        of reclassification adjustment and
        tax effects                                 --           --           --           --      (13,294)          --     (13,294)
                                                                                                                          ---------
                Total comprehensive loss                                                                                    (11,197)
                                                                                                                          ---------
Cash dividends paid ($0.48 per share)               --           --           --       (2,737)          --           --      (2,737)
Treasury stock purchased                            --           --           --           --           --       (6,989)     (6,989)
Reissuance of treasury stock under stock
    option plan (6,907 shares)                      --           --           --           (7)          --          123         116
Change in unearned compensation                     --          486        1,566           --           --           --       2,052
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------
Balance at December 31, 2002                        77       74,632       (9,535)      80,011        5,542      (30,158)    120,569
                                                                                                                          ---------
Comprehensive income (loss):
    Net income                                      --           --           --        8,965           --           --       8,965
    Change in net unrealized gain on
        securities available for sale, net
        of reclassification adjustment and
        tax effects                                 --           --           --           --           17           --          17
                                                                                                                          ---------
                Total comprehensive income                                                                                    8,982
                                                                                                                          ---------
Cash dividends paid ($0.48 per share)               --           --           --       (2,628)          --           --      (2,628)
Treasury stock purchased                            --           --           --           --           --       (7,099)     (7,099)
Reissuance of treasury stock under stock
    option plan (71,064 shares)                     --           --           --          (72)          --        1,263       1,191
Change in unearned compensation                     --        1,132        1,028           --           --           --       2,160
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------
Balance at December 31, 2003                 $      77    $  75,764    $  (8,507)   $  86,276    $   5,559    $ (35,994)  $ 123,175
                                             =========    =========    =========    =========    =========    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2003, 2002 and 2001

                                                                          2003         2002         2001
                                                                       ---------    ---------    ---------
                                                                                  (In thousands)
Cash flows from operating activities:
    Net income                                                         $   8,965    $   2,097    $   8,911
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Provision for loan losses                                      1,460        6,180        7,175
            Net amortizaton of securities                                  1,795        1,103          270
            Depreciation and amortization expense                          2,107        2,414        2,081
            Amortization of goodwill and other intangibles                   203          203          827
            Management awards plan expense                                 1,066        1,165        1,000
            Employee stock ownership plan expense                          1,094          887          773
            Increase in cash surrender value of Bank Owned
                Life Insurance                                              (221)          --           --
            Gain on curtailment of defined benefit pension plan, net          --           --        2,173
            Gain on sales and dispositions of securities, net             (3,077)     (15,143)        (268)
            Loss on impairment of securities                                  --          673           --
            Loss on sale/writedown of foreclosed real estate, net             44          500           --
            Loss on impairment of other assets                               206        1,262           --
            Loss on sale of equipment                                         --           --           35
            Loss on sale of loans, net                                     1,854       10,702           --
            Deferred income tax provision (benefit)                        1,088         (262)         608
            Net change in loans held for sale                                 --        2,540       (2,540)
            Minority Interest                                               (186)        (685)        (119)
            Changes in operating assets and liabilities:
                Accrued interest receivable and other assets                (926)       5,157        1,899
                Accrued expenses and other liabilities                      (384)         747       (2,929)
                                                                       ---------    ---------    ---------
                      Net cash provided by operating activities           15,088       19,540       19,896
                                                                       ---------    ---------    ---------
Cash flows from investing activities:
    Activity in available-for-sale securities:
        Sales                                                             20,349       28,255        3,965
        Maturities                                                       130,091       68,232       26,577
        Principal payments                                                33,182       30,096       19,685
        Purchases                                                       (302,014)    (201,258)     (56,890)
    Activity in held-to-maturity securities:
        Maturities                                                        17,195       16,374       12,982
        Principal payments                                                38,876       29,132       22,187
        Purchases                                                        (49,242)     (56,812)     (36,175)
    Purchase of FHLB stock                                                (5,483)        (413)      (1,376)
    Purchase of Bank Owned Life Insurance                                 (7,500)          --           --
    Loan originations and purchases, net of
        principal payments                                              (153,674)       8,616      (13,176)

                                                                     (continued)

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                  Years Ended December 31, 2003, 2002 and 2001

                                                                 2003         2002         2001
                                                              ---------    ---------    ---------
                                                                         (In thousands)
    Proceeds from sales of loans from portfolio                  63,546       66,400           --
    Additions to premises and equipment                          (1,466)      (1,468)      (2,344)
    Proceeds from sales of foreclosed real estate                 1,456           --           76
    Proceeds from sale of equipment                                  --           --           20
    Payment for purchase of EastPoint Technologies, LLC              --           --       (4,700)
                                                              ---------    ---------    ---------
                Net cash used in investing activities          (214,684)     (30,078)     (29,169)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
    Net increase in deposits                                     47,884       39,631       14,638
    Net decrease in securities sold under
        agreements to repurchase                                   (700)      (1,190)        (140)
    Proceeds from Federal Home Loan Bank advances               252,000      120,172      152,000
    Repayments of Federal Home Loan Bank advances              (133,537)    (121,134)    (119,421)
    Increase (decrease) in loans sold with recourse                (728)       1,201       (7,740)
    Treasury stock purchased                                     (7,099)      (6,989)     (23,292)
    Proceeds from reissuance of treasury stock                    1,191          116           --
    Purchase of common stock in connection with restricted
        stock awards under stock based incentive plan                --           --       (5,453)
    Cash dividends paid                                          (2,628)      (2,737)      (2,808)
                                                              ---------    ---------    ---------
                  Net cash provided by financing activities     156,383       29,070        7,784
                                                              ---------    ---------    ---------

Net change in cash and cash equivalents                         (43,213)      18,532       (1,489)

Cash and cash equivalents at beginning of year                   60,655       42,123       43,612
                                                              ---------    ---------    ---------

Cash and cash equivalents at end of year                      $  17,442    $  60,655    $  42,123
                                                              =========    =========    =========

Supplemental cash flow information:
    Interest paid on deposits                                 $  13,887    $  17,835    $  26,746
    Interest paid on borrowed funds                               4,696        6,856        6,719
    Income taxes paid, net                                        4,175        1,618        2,882
    Transfers from loans to foreclosed real estate                   --        2,000           26
    Securitization of and transfer of loans to securities        16,270           --           --
    Due to broker                                                 5,646           --           --
    Due from broker                                               7,089           --           --

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002 and 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

      Basis of presentation and consolidation

Berkshire Hills Bancorp, Inc. (the "Company") is a Delaware corporation and the holding company for Berkshire Bank (the "Bank"), a state-chartered savings bank headquartered in Pittsfield, Massachusetts. These consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. and its wholly-owned subsidiaries, Berkshire Bank, Berkshire Hills Funding Corporation and Berkshire Hills Technology, Inc., which was formed during 2001 for the purpose of acquiring a controlling interest in EastPoint Technologies, LLC. The Bank's wholly-owned subsidiaries are North Street Securities Corporation, Gold Leaf Insurance Company, Gold Leaf Investment Services, Gold Leaf Securities Corporation and Woodland Securities Corporation, Inc. North Street Securities Corporation, Gold Leaf Securities Corporation, and Woodland Securities Corporation, Inc. hold title to certain investment securities. Gold Leaf Insurance Company and Gold Leaf Investment Services were formed in 2000 and offer insurance and investment products to customers. Berkshire Hills Funding Corporation was established and funded to loan funds to the Bank's Employee Stock Ownership Plan. During 2001, the Bank established a majority-owned subsidiary, Gold Leaf Capital Corporation, which held real estate mortgages prior to being dissolved during 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

On June 29, 2001, the Company, through its wholly-owned subsidiary, Berkshire Hills Technology, Inc., purchased a controlling interest in EastPoint Technologies, LLC ("EastPoint"), which on the same date acquired all of the domestic operations and service contracts of M&I EastPoint Technology, Inc., Bedford, New Hampshire, a software and data processing provider for financial institutions, as well as substantially all of the operations and service contracts of Preferred Financial Systems, Inc., Arden Hills, Minnesota, a data processing service provider, both of which utilized the EastPoint Technology, Inc. software. The Company's equity interest in EastPoint at December 31, 2003 and 2002 is 60.3% and represents a total investment of $4.7 million. During 2001 the Company's ownership percentage decreased from 93.6% to 60.3% as other investor financial institutions obtained regulatory approval to invest in EastPoint Technologies, LLC. The change in ownership percentage is shown as an adjustment to additional paid-in capital. This acquisition was accounted for under the purchase method of accounting.

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

      Reclassifications

Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

      Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and short-term investments, all of which mature within ninety days.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Short-term investments

Short-term investments mature within ninety days and are carried at cost, which approximates fair value.

      Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans continue accruing to one hundred and twenty days delinquent at which time they are charged off, unless the customer is in bankruptcy proceedings. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the composition and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans that have been identified as impaired have been measured by the fair value of existing collateral.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Goodwill and other intangibles

Goodwill and other intangibles includes goodwill associated with the acquisition of EastPoint which is evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint Technologies purchase, which are being amortized on a straight-line basis over three years, as well as the Company's purchase of two branches from another financial institution in 1991 and three branches in 1998. The branch acquisition costs are evaluated for impairment on an annual basis.

      Securities sold under agreements to repurchase

The Company enters into repurchase agreements with commercial customers. The funds are invested in an overnight sweep account and deposited back in customers' accounts on a daily basis. These agreements are secured by pledged securities in the Bank's investment portfolio.

      Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

      Stock compensation plans

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock compensation plans (concluded)

At December 31, 2003, the Company maintains stock-based compensation plans, which are described more fully in Note 16. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                          Years Ended December 31,
                                                ----------------------------------------
                                                   2003           2002           2001
                                                ----------     ----------     ----------
                                                  (In thousands, except per share data)
Net income, as reported                         $    8,965     $    2,097     $    8,911
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects                                (398)          (324)          (355)
                                                ----------     ----------     ----------
Pro forma net income                            $    8,567     $    1,773     $    8,556
                                                ==========     ==========     ==========

Earnings per share:
   Basic-as reported                            $     1.70     $     0.39     $     1.42
                                                ==========     ==========     ==========
   Basic-pro forma                              $     1.63     $     0.33     $     1.37
                                                ==========     ==========     ==========

   Diluted-as reported                          $     1.57     $     0.36     $     1.35
                                                ==========     ==========     ==========
   Diluted-pro forma                            $     1.50     $     0.30     $     1.30
                                                ==========     ==========     ==========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings per common share have been computed based upon the following:

                                                              2003            2002            2001
                                                           ----------      ----------      ----------
                                                              (In thousands, except per share data)
Net income applicable to common stock                      $    8,965      $    2,097      $    8,911
                                                           ==========      ==========      ==========
Average number of common shares outstanding                     5,266           5,435           6,264
Effect of dilutive potential common shares                        437             432             340
                                                           ----------      ----------      ----------
Average number of common shares outstanding
   used to calculate diluted earnings per common share          5,703           5,867           6,604
                                                           ==========      ==========      ==========

      Employee stock ownership plan ("ESOP")

Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculations. Other ESOP shares are excluded from earnings per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used to satisfy debt service. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

      Stock awards

The fair market value of the stock awards, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the vesting period. Stock award shares are considered outstanding for basic earnings per share in the period that they vest. Stock award shares not vested are considered in the calculation of diluted earnings per share.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

      Comprehensive income (concluded)

The components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2003, 2002 and 2001:

                                                               2003            2002            2001
                                                           ----------      ----------      ----------
                                                                          (In thousands)
Change in net unrealized holding gains/losses              $    2,297      $   (5,151)     $   (1,237)
   on available-for-sale securities
Reclassification adjustment for gains                          (3,077)        (15,143)           (268)
   realized in income
Reclassification adjustment for impairment
   losses recognized in income                                     --             673              --
                                                           ----------      ----------      ----------
Net change in unrealized gains/losses                            (780)        (19,621)         (1,505)
Tax effects                                                       797           6,327             517
                                                           ----------      ----------      ----------
Net-of-tax change                                          $       17      $  (13,294)     $     (988)
                                                           ==========      ==========      ==========

      Accounting changes

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS No. 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS No. 142. On October 31, 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement amends (except for transactions between two or more mutual enterprises) previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, "Business Combinations" and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination. This Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions that are required for other long-lived assets that are held and used.

SFAS No. 141 requires that the Company evaluate its intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. No reclassifications or adjustments were made as a result of adopting this statement. As required by SFAS No. 142 the Company completed the annual impairment test on goodwill assets and has concluded that the amount of recorded goodwill was not impaired as of December 31, 2003.

      Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The interpretation had no effect on the Company's consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

2.    RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANK
--------------------------------------------------------------------------------

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank based upon a percentage of certain deposits. At December 31, 2003 and 2002, cash and due from banks included $1,129,000 and $972,000, respectively, to satisfy such reserve requirements.

3.    SHORT-TERM INVESTMENTS
--------------------------------------------------------------------------------

Short-term investments consist of the following at December 31, 2003 and 2002:

                                              2003        2002
                                            -------     -------
                                               (In thousands)

                Federal funds sold          $    --     $17,000
                FHLB overnight deposits       1,859       1,397
                BIF Liquidity Fund               --      25,000
                                            -------     -------
                                            $ 1,859     $43,397
                                            =======     =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

4.    SECURITIES
--------------------------------------------------------------------------------

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

                                                           December 31, 2003
                                          ------------------------------------------------------
                                                           Gross         Gross
                                           Amortized    Unrealized    Unrealized        Fair
                                             Cost          Gains        Losses          Value
                                          -----------   -----------   -----------    -----------
                                                              (In thousands)
Securities Available-for-Sale
Debt securities:
   U.S. Treasury and U.S.
           Government agencies            $    20,840   $       135   $        (6)   $    20,969
   Municipal bonds and obligations             12,294            42           (54)        12,282
   Other bonds and obligations                 17,102           242           (34)        17,310
   Mortgaged-backed securities:
            FHLMC/FNMA/GNMA                   238,066         1,727        (1,470)       238,323
            REMIC's and CMO's                   1,520            33            (6)         1,547
   Asset-backed securities                      2,566            --          (460)         2,106
                                          -----------   -----------   -----------    -----------
                  Total debt securities       292,388         2,179        (2,030)       292,537

Marketable equity                               6,515         8,373            --         14,888
                                          -----------   -----------   -----------    -----------
                  Total securities
                    available-for-sale    $   298,903   $    10,552   $    (2,030)   $   307,425
                                          ===========   ===========   ===========    ===========

Securities Held-to-Maturity
Debt securities:
   Municipal bonds and obligations        $    10,590   $        --   $        --    $    10,590
   Mortgaged-backed securities:
            FHLMC/FNMA                          5,319            28            (8)         5,339
            REMIC's and CMO's                  11,039             2           (57)        10,984
   Other bonds and obligations                  9,955            --            --          9,955
                                          -----------   -----------   -----------    -----------
                  Total securities
                    held-to-maturity      $    36,903   $        30   $       (65)   $    36,868
                                          ===========   ===========   ===========    ===========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                             SECURITIES (continued)

                                                           December 31, 2002
                                          ------------------------------------------------------
                                                           Gross         Gross
                                           Amortized    Unrealized    Unrealized        Fair
                                             Cost          Gains        Losses          Value
                                          -----------   -----------   -----------    -----------
                                                            (In thousands)
Securities Available-for-Sale
Debt securities:
   U.S. Treasury and U.S.
           Government agencies            $    98,058   $       669   $        (8)   $    98,719
   Other bonds and obligations                 31,284           564          (211)        31,637
   Mortgaged-backed securities:
            FHLMC/FNMA/GNMA                       236            13            --            249
            REMIC's and CMO's                  16,201           128          (118)        16,211
   Asset-backed securities                      6,956            43          (227)         6,772
                                          -----------   -----------   -----------    -----------
                  Total debt securities       152,735         1,417          (564)       153,588

Marketable equity                              11,132         8,526           (77)        19,581
                                          -----------   -----------   -----------    -----------
                  Total securities
                    available-for-sale    $   163,867   $     9,943   $      (641)   $   173,169
                                          ===========   ===========   ===========    ===========

Securities Held-to-Maturity
Debt securities:
   Municipal bonds and obligations        $     7,633   $        --   $        --    $     7,633
   Mortgaged-backed securities:
            FHLMC/FNMA                          8,648           130            (7)         8,771
            REMIC's and CMO's                  21,139            46           (88)        21,097
   Other bonds and obligations                  6,847            --            --          6,847
                                          -----------   -----------   -----------    -----------
                  Total securities
                    held-to-maturity      $    44,267   $       176   $       (95)   $    44,348
                                          ===========   ===========   ===========    ===========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                             SECURITIES (continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2003 was as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Available-for-Sale         Held-to-Maturity
                                         -----------------------   -----------------------
                                         Amortized       Fair      Amortized       Fair
                                            Cost        Value         Cost        Value
                                         ----------   ----------   ----------   ----------
                                                           (In thousands)
Within 1 year                            $   13,193   $   13,310   $    8,087   $    8,087
Over 1 year to 5 years                       22,728       22,980        4,016        4,016
Over 5 years to 10 years                      1,225        1,235        1,827        1,827
Over 10 years                                13,090       13,036        6,615        6,615
                                         ----------   ----------   ----------   ----------
           Total bonds and obligations       50,236       50,561       20,545       20,545
Mortgaged-backed and asset-backed
     securities                             242,152      241,976       16,358       16,323
                                         ----------   ----------   ----------   ----------
             Total debt securities       $  292,388   $  292,537   $   36,903   $   36,868
                                         ==========   ==========   ==========   ==========

At December 31, 2003 and 2002, the Company has pledged securities with an amortized cost of $1,000,000 and $6,032,000, respectively, and a fair value of $1,021,500 and $6,185,000, respectively, as collateral for repurchase agreements, and for its treasury tax and loan account.

For the years ended December 31, 2003, 2002 and 2001, proceeds from the sales of securities available-for-sale amounted to $20,349,000, $28,255,000 and $3,965,000, respectively. Gross realized gains amounted to $3,371,000, $16,111,000 and $440,000, respectively. Gross realized losses amounted to $294,000, $968,000 and $172,000, respectively.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                             SECURITIES (concluded)

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                       Less Than Twelve Months     Over Twelve Months
                                       -----------------------   -----------------------
                                         Gross                     Gross
                                       Unrealized      Fair      Unrealized      Fair
                                         Losses       Value        Losses       Value
                                       ----------   ----------   ----------   ----------
                                                        (In thousands)
Securities Available-for-Sale
   Other bonds and obligations         $       79   $    8,722   $        9   $      402
   Mortgaged-backed securities              1,475      113,236            7          144
   Asset-backed securities                     10          809          450        1,297
                                       ----------   ----------   ----------   ----------
                Total securities
                  available-for-sale   $    1,564   $  122,767   $      466   $    1,843
                                       ==========   ==========   ==========   ==========

Securities Held-to-Maturity
   Mortgaged-backed securities         $       61   $   12,740   $        4   $      195
                                       ==========   ==========   ==========   ==========

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2003, two debt securities, representing 0.11% of total assets, have unrealized losses with aggregate depreciation of 25.8% from the Company's amortized cost basis. The unrealized losses are in asset-backed securities that derive their payment of principal and interest from mortgages on manufactured housing. At December 31, 2003, these securities had aggregate investment grade ratings of "A" from nationally recognized rating agencies. Additionally, the market value on the securities has improved since mid-2003.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

5.    LOANS
--------------------------------------------------------------------------------

A summary of the balances of loans follows at December 31, 2003 and 2002:

                                             2003         2002
                                          ---------    ---------
                                              (In thousands)

One-to four-family mortgage               $ 266,753    $ 246,938
Commercial mortgage                         154,244      119,198
Multi-family mortgage                        15,514       14,920
Construction and land development            34,719       17,627
Home equity lines of credit                  45,783       40,713
Consumer                                    108,180      118,338
Commercial                                  166,451      165,447
                                          ---------    ---------
          Total loans                       791,644      723,181

Allowance for loan losses                    (8,969)     (10,308)
Unamortized discount on purchased loans         473         (200)
Net deferred loan costs                         110           41
                                          ---------    ---------

            Loans, net                    $ 783,258    $ 712,714
                                          =========    =========

At December 31, 2003 and 2002, there were no loans held for sale.

An analysis of the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 follows:

                                 2003        2002        2001
                               --------    --------    --------
                                        (In thousands)

Balance at beginning of year   $ 10,308    $ 11,034    $ 10,216
Provision for loan losses         1,460       6,180       7,175
Loans charged-off                (4,364)    (10,028)     (7,062)
Recoveries                        1,565       3,122         705
                               --------    --------    --------
Balance at end of year         $  8,969    $ 10,308    $ 11,034
                               ========    ========    ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                                LOANS (concluded)

The following is a summary of information pertaining to impaired and non-accrual loans at December 31, 2003 and 2002:

                                                             2003       2002
                                                           --------   --------
                                                              (In thousands)

Impaired loans with no valuation allowance                 $    388   $    727
Impaired loans with a valuation allowance                     1,994      2,123
                                                           --------   --------
Total impaired loans                                       $  2,382   $  2,850
                                                           ========   ========
Specific valuation allowance allocated to impaired loans   $    267   $    295
                                                           ========   ========
Non-accrual loans                                          $  3,199   $  3,741
                                                           ========   ========
Total loans past due ninety days or more and
   still accruing                                          $    306   $    590
                                                           ========   ========

No additional funds are committed to be advanced in connection with impaired loans.

For the years ended December 31, 2003, 2002 and 2001, the average recorded investment in impaired loans amounted to $2,693,000, $2,308,000 and $1,344,000, respectively. The Company recognized $14,000, $85,000 and $14,000, respectively, of interest income on impaired loans, during the period that they were impaired, on the cash basis.

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $24,878,000 and $3,702,000 at December 31, 2003 and 2002, respectively, which includes $16,270,000 in securitized mortgages. Consumer loans sold and serviced for others amounted to $7,159,000 and $19,476,000 at December 31, 2003 and 2002, respectively.

Substantially all loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets. However, one commercial participation loan sale during 2002 included recourse provisions amounting to $473,000 and $1,201,000 at December 31, 2003 and 2002. This loan and the recourse provisions are included in the accompanying consolidated balance sheets.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

6.    PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows at December 31, 2003 and 2002:

                                                         Estimated
                                  2003        2002      Useful Lives
                                --------    --------    ------------
                                   (In thousands)

Banking premises:
   Land                         $  1,558    $  1,558
   Buildings and improvements     18,448      17,848    5-50 years
Equipment                         11,467      10,948    2-38 years
Construction in process              550         203
                                --------    --------
                                  32,023      30,557
Accumulated depreciation and
    amoritization                (19,397)    (17,290)
                                --------    --------
                                $ 12,626    $ 13,267
                                ========    ========

The majority of construction in process in 2003 related to computer conversion costs and renovations to the Great Barrington branch. The Company is expecting additional costs of $262,000 to complete the computer conversion project, of which $155,000 has been committed. Expected and committed costs to complete branch renovations are $958,000.

Construction in process in 2002 includes a renovation project at the West Stockbridge branch. During 2003, this project was completed and costs were transferred to the applicable categories.

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 amount to $2,107,000, $2,414,000 and $2,081,000, respectively.

7.    OTHER ASSETS
--------------------------------------------------------------------------------

Other assets consist of the following at December 31, 2003 and 2002:

                                                     2003      2002
                                                   -------   -------
                                                     (In thousands)

           Prepaid dealer reserves                 $ 3,196   $ 3,517
           Repossessed vehicles                        352       838
           Cash surrender values, life insurance     5,425     4,952
           Other                                     5,107     4,008
                                                   -------   -------

                       Total other assets          $14,080   $13,315
                                                   =======   =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

8.    GOODWILL AND OTHER INTANGIBLES
--------------------------------------------------------------------------------

Goodwill and other intangibles include goodwill associated with the acquisition of EastPoint, which is evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint purchase, which are being amortized on a straight-line basis over three years as well as the Company's purchase of two branches from another financial institution in 1991 and three branches in 1998. The branch acquisition costs are being evaluated for impairment on an annual basis.

There have been no changes in carrying amounts of goodwill for the years ended December 31, 2003 and 2002. The balance is $4,369,000 for both years.

A summary of other intangible assets at December 31 is as follows:

                                     2003                            2002
                         ----------------------------    ----------------------------
                           Carrying      Accumulated       Carrying      Accumulated
                            Amount       Amortization       Amount       Amortization
                         ------------    ------------    ------------    ------------
                                                (In thousands)
Branch acquisition       $      5,763    $     (1,700)   $      5,763    $     (1,700)
Customer relationships            101            (507)            304            (304)
                         ------------    ------------    ------------    ------------
                         $      5,864    $     (2,207)   $      6,067    $     (2,004)
                         ============    ============    ============    ============

The amortization expense on other intangible assets amounted to $203,000, $203,000 and $599,000, respectively, for the years ended December 31, 2003, 2002 and 2001. The remaining amortization of customer relationships will be expensed during 2004.

A reconciliation of reported income before income taxes to adjusted income before income taxes excluding the impacts of goodwill amortization for the years ended December 31 are as follows:

                                        2003       2002       2001
                                      --------   --------   --------
                                              (In thousands)

Income before income taxes            $ 14,030   $  2,628   $ 13,260
Add: Goodwill amortization                  --         --        228
                                      --------   --------   --------

Adjusted income before income taxes   $ 14,030   $  2,628   $ 13,032
                                      ========   ========   ========

The adoption of SFAS 147 in 2002 resulted in increases to goodwill of $497,000, deferred taxes of $169,000 and $328,000 in retained earnings.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

9.    DEPOSITS
--------------------------------------------------------------------------------

A summary of deposit balances, by type, was as follows at December 31, 2003 and 2002:

                                          2003       2002
                                        --------   --------
                                          (In thousands)

Demand                                  $102,788   $ 87,149
NOW                                       94,606     92,245
Savings                                  171,139    157,852
Money market                             139,897    114,309
Other                                        464        616
                                        --------   --------
       Total non-certificate accounts    508,894    452,171
                                        --------   --------

Term certificates less than $100,000     180,257    194,635
Term certificates of $100,000 or more    141,093    135,554
                                        --------   --------
       Total certificate accounts        321,350    330,189
                                        --------   --------

       Total deposits                   $830,244   $782,360
                                        ========   ========

A summary of certificate accounts by maturity is as follows at December 31, 2003 and 2002:


                                 2003                      2002
                         ---------------------    ----------------------
                                     Weighted                  Weighted
                                      Average                   Average
                          Amount       Rate        Amount        Rate
                         ---------   ---------    ---------    ---------
                                     (Dollars in thousands)

Within 1 year            $ 219,622        2.20%   $ 215,199         3.07%
Over 1 year to 3 years      55,084        3.61       79,122         4.08
Over 3 years                46,644        5.04       35,868         5.43
                         ---------                ---------

                         $ 321,350        2.85%   $ 330,189         3.57%
                         =========                =========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

10.   FEDERAL HOME LOAN BANK ADVANCES
--------------------------------------------------------------------------------

A summary of outstanding advances from the Federal Home Loan Bank of Boston, by maturity, is as follows at December 31, 2003 and 2002:

                                       2003                      2002
                               ----------------------    ----------------------
                                            Weighted                  Weighted
                                             Average                   Average
                                Amount        Rate        Amount        Rate
                               ---------    ---------    ---------    ---------
                                            (Dollars in thousands)
Fixed rate advances maturing:
                        2003   $      --           --%   $  62,000         1.76%
                        2004     125,000         1.43       10,000         2.83
                        2005      17,670         2.68       12,597*        3.02
                        2006      25,627         2.81          627         5.67
                        2007      34,397*        3.43        9,000         4.74
                        2008       5,000         1.25           --           --
                        2009       7,000         5.40        7,000         5.40
                        2010      20,000         5.84       20,000         5.84
                        2011      10,610         4.47        5,610         4.95
                        2013       6,000         5.18        6,000         5.19
                        2022         161*        2.00          168*        2.00
                               ---------                 ---------

Total FHLB advances            $ 251,465         2.61%   $ 133,002         3.27%
                               =========                 =========

*     Amortizing advances requiring monthly principal and interest payments.

Certain FHLB advances are callable in the amount of $52,000,000 during 2004.

The Bank maintains a line-of-credit with the Federal Home Loan Bank of Boston, which carries interest at a rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency securities pledged to the Federal Home Loan Bank. No amounts were outstanding under this line during 2003 and 2002.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

11.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
--------------------------------------------------------------------------------

Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by investment securities.

A summary of repurchase agreements was as follows for the years ended December 31, 2003 and 2002:

                                                       2003           2002
                                                      ------         ------
                                                      (Dollars in thousands)

Balance at year end                                   $   --         $  700
Fair value of securities underlying the
     agreements at year end                               --          2,542
Interest rate on year end balance                         --           1.59%

Average amount outstanding during year                    88          1,349
Maximum amount outstanding at
     any month-end                                       500          1,830
Weighted average interest rate during the year          1.24%          1.72%

The Bank also has a repurchase agreement line of credit with the Depositors Insurance Fund of up to $2.0 million and a $50.0 million repurchase agreement line of credit with a major broker-dealer to be secured by securities or other assets of the Bank. As of December 31, 2003 and 2002, there were no outstanding borrowings against either agreement.

12.   INCOME TAXES
--------------------------------------------------------------------------------

Allocation of federal and state income taxes between current and deferred portions is as follows for the years ended December 31, 2003, 2002 and 2001:

                                                2003         2002         2001
                                              --------     --------     --------
                                                        (In thousands)

Current tax provision:
       Federal                                $  3,210     $    644     $  3,496
       State                                       767          149          245
                                              --------     --------     --------
                                                 3,977          793        3,741
                                              --------     --------     --------
Deferred tax provision (benefit):
       Federal                                     848         (171)         531
       State                                       240          (91)          77
                                              --------     --------     --------
                                                 1,088         (262)         608
                                              --------     --------     --------
                                              $  5,065     $    531     $  4,349
                                              ========     ========     ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                            INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates is summarized as follows for the years ended December 31, 2003, 2002 and 2001:

                                                2003        2002         2001
                                              --------    --------     --------
                                                       (In thousands)

Statutory tax rate                                34.0%       34.0%        34.0%
Increase (decrease) resulting from:
    State taxes, net of federal tax benefit        4.7         1.5          1.6
    Dividends received deduction                  (1.1)       (8.1)        (1.9)
    Tax exempt income                             (0.9)       (6.1)        (1.0)
    Other, net                                    (0.6)       (1.1)         0.1
                                              --------    --------     --------

Effective tax rate                                36.1%       20.2%        32.8%
                                              ========    ========     ========

The components of the net deferred tax assets are as follows at December 31, 2003 and 2002:

                                            2003        2002
                                          --------    --------
                                             (In thousands)

Deferred tax liability:
      Federal                             $  3,879    $  3,587
      State                                    419       1,098
                                          --------    --------
                                             4,298       4,685
                                          --------    --------

Deferred tax asset:
      Federal                               (4,789)     (5,332)
      State                                 (1,234)     (1,369)
                                          --------    --------
                                            (6,023)     (6,701)
                                          --------    --------

Net deferred tax asset                    $ (1,725)   $ (2,016)
                                          ========    ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                            INCOME TAXES (concluded)

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows at December 31, 2003 and 2002:

                                            2003        2002
                                          --------    --------
                                             (In thousands)
Investments:
      Net unrealized gain on securities
            available for sale            $  2,963    $  3,760
      Other                                    350         164
Depreciation                                     7          (9)
Allowance for loan losses                   (3,671)     (3,999)
Employee benefit plans                      (1,000)       (732)
Charitable contribution carryover             (824)     (1,219)
Other                                          450          19
                                          --------    --------

Net deferred tax asset                    $ (1,725)   $ (2,016)
                                          ========    ========

A summary of the change in the net deferred tax (asset) liability was as follows for the years ended December 31, 2003, 2002 and 2001:

                                                      2003        2002        2001
                                                    --------    --------    --------
                                                             (In thousands)
Balance at beginning of year                        $ (2,016)   $  4,573    $  4,482
Deferred tax (benefit) provision                       1,088        (262)        608
Change in deferred tax effects of net unrealized
    gains/losses on securities available for sale       (797)     (6,327)       (517)
                                                    --------    --------    --------

Balance at end of year                              $ (1,725)   $ (2,016)   $  4,573
                                                    ========    ========    ========

There is a contribution carryover that was generated during the year ended 2000, which expires in 2005. Management believes that the deferred tax assets related to this contribution carryover and other deductible temporary differences will be realized. As a result, no valuation reserve has been established at December 31, 2003, December 31, 2002 or December 31, 2001.

The federal income tax reserve for loan losses at the Bank's base year is $844,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of $346,000 has not been provided.

In June 2003, the Company reached a settlement with the Massachusetts Department of Revenue ("DOR") with respect to the DOR's tax assessment resulting from the DOR's disallowance of the Company's deduction of certain dividend distributions received by the Bank from its Real Estate Investment Trust majority-owned subsidiary Gold Leaf Capital Corporation (the "REIT"). As a result, the Company paid approximately $398,000 to the DOR representing one-half of the assessment plus interest and obtained the DOR's release from liability for the remaining half assessed. The Company dissolved the REIT during the third quarter of 2003.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

13.   OFF-BALANCE SHEET ACTIVITIES
--------------------------------------------------------------------------------

In the normal course of business, there are outstanding commitments and contingencies that are not reflected in the accompanying consolidated financial statements.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk was as follows at December 31, 2003 and 2002:

                                                   2003       2002
                                                 --------   --------
                                                    (In thousands)

Commitments to grant loans                       $ 26,854   $ 30,815
Unused funds on commercial lines-of-credit         49,380     47,900
Unadvanced funds on home equity and reddi-cash
     lines of credit                               46,904     42,671
Unadvanced funds on construction loans             18,069     19,161
Standby letters of credit                           1,811      1,894

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                    OFF-BALANCE SHEET ACTIVITIES (concluded)

      Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2003, pertaining to premises and equipment, future minimum rent commitments are as follows:

            Years Ending
             December 31,                       (In thousands)
             ------------

                 2004                             $  474
                 2005                                428
                 2006                                353
                 2007                                353
                 2008                                352
             Thereafter                            2,830
                                                 -------

                                                 $ 4,790
                                                 =======

The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $371,000, $391,000 and
$375,000, respectively.

      Employment and change in control agreements

The Company and the Bank have each entered into an employment agreement with one senior executive that generally provides for a specified minimum annual compensation, participation in stock benefit plans and the continuation of benefits currently received. The original terms of the agreements are for three years and automatically extend unless either party gives notice to the contrary. However, such agreements may be terminated for cause, as defined, without incurring any continuing obligations.

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

      Mortgage securitization

On December 2, 2003, the Company entered into an agreement to securitize mortgages with Fannie Mae in the aggregate of $55,900,000, plus or minus 5% of total principal balance, which would be securitized and transferred back to the Company. At December 31, 2003, the Company had an outstanding commitment to securitize mortgage loans under the agreement of $39,600,000.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

14.   STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

      Minimum regulatory capital requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Bank met the capital adequacy requirements.

As of December 31, 2003, Berkshire Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                        STOCKHOLDERS' EQUITY (continued)

The Company and Bank's actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following table.

                                                                   December 31, 2003
                                          ----------------------------------------------------------------------
                                                                                                 Minimum
                                                                                                To Be Well
                                                                         Minimum             Capitalized Under
                                                                         Capital             Prompt Corrective
                                                  Actual               Requirement           Action Provisions
                                          ---------------------    ---------------------   ---------------------
                                           Amount       Ratio       Amount       Ratio      Amount       Ratio
                                          ---------   ---------    ---------   ---------   ---------   ---------
                                                                   (Dollars in thousands)
Total capital to risk weighted assets:

Berkshire Hills Bancorp, Inc.             $ 120,120       14.10%      N/A         N/A         N/A         N/A
Berkshire Bank                              106,564       12.57    $  67,827        8.00%  $  84,784       10.00%

Tier 1 capital to risk weighted assets:

Berkshire Hills Bancorp, Inc.               107,383       12.60       N/A         N/A         N/A         N/A
Berkshire Bank                               93,827       11.07       33,914        4.00      42,392        6.00

Tier 1 capital to average assets:

Berkshire Hills Bancorp, Inc.               107,383        8.97       N/A         N/A         N/A         N/A
Berkshire Bank                               93,827        7.87       47,664        4.00      59,580        5.00

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                        STOCKHOLDERS' EQUITY (concluded)

      Minimum regulatory capital requirements (concluded)

                                                                   December 31, 2002
                                          ----------------------------------------------------------------------
                                                                                                 Minimum
                                                                                                To Be Well
                                                                         Minimum             Capitalized Under
                                                                         Capital             Prompt Corrective
                                                  Actual               Requirement           Action Provisions
                                          ---------------------    ---------------------   ---------------------
                                           Amount       Ratio       Amount       Ratio      Amount       Ratio
                                          ---------   ---------    ---------   ---------   ---------   ---------
                                                                   (Dollars in thousands)
Total capital to risk weighted assets:

Berkshire Hills Bancorp, Inc.             $ 118,124       15.18%      N/A         N/A         N/A         N/A
Berkshire Bank                              104,087       13.53    $  61,544        8.00%  $  76,929       10.00%

Tier 1 capital to risk weighted assets:

Berkshire Hills Bancorp, Inc.               104,591       13.45       N/A         N/A         N/A         N/A
Berkshire Bank                               90,661       11.78       30,772        4.00      46,158        6.00

Tier 1 capital to average assets:

Berkshire Hills Bancorp, Inc.               104,591       10.04       N/A         N/A         N/A         N/A
Berkshire Bank                               90,661        8.76       41,374        4.00      51,718        5.00

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

During 2002 and 2001, the Company repurchased approximately 312,516 and 1,249,000 shares of outstanding common stock. The Company announced in July 2003 that its Board of Directors approved a sixth repurchase program for 298,886 shares, or 5%, of its outstanding common stock and at December 31, 2003, the Company had 186,186 shares remaining to be purchased in the latest 5% repurchase. During 2003, a total of 112,700 shares were repurchased relating to the sixth stock repurchase program.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

15.   EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

      Defined benefit pension plan

The Company terminated its defined benefit pension plan, effective February 24, 2001. During the second quarter of 2001, the Company recorded a loss of $168,000 from the curtailment of its defined benefit pension plan. The final plan settlement was approved by the IRS in the fourth quarter of 2001. The settlement gain was $2,341,000.

      Defined contribution pension plan

The Company has a qualified savings plan under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the 401(k) Plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company made matching contributions which amounted to $603,000, $640,000 and $528,000, respectively, for the years ended December 31, 2003, 2002 and 2001.

      Supplemental executive retirement plan

The Company has a nonqualified supplemental executive retirement plan for the benefit of a certain senior executive. Benefits generally commence no earlier than age sixty and continue for the life of the senior executive. As of December 31, 2003 and 2002, the Company has an accrued expense payable in the amount of $1,007,000 and $760,000, respectively, representing the present value of future payments under the supplemental retirement plan. Supplemental retirement expense for this plan for the year ended December 31, 2003, was $247,000. There was no expense for the years ended December 31, 2002 and 2001. In some instances, the Company has also entered into split-dollar life insurance agreements with senior executives to provide supplemental retirement benefits.

      Incentive plan

The Company has an incentive plan (the "Plan") whereby all management and staff members are eligible to receive a bonus, tied to performance. The structure of the Plan is to be reviewed on an annual basis by the Corporate Governance Committee. The Plan year end is December 31. Incentive compensation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $925,000, $620,000 and $600,000, respectively.

      Other benefits

The Company has in the past offered its retirees optional medical insurance coverage. All participating retirees are required to contribute in part to the cost of this coverage. The retiree medical plan was terminated on December 31, 1996. Any retiree participating in the plan at that time will continue to be covered for life, however, no new retirees can participate in this plan. At December 31, 2003 and 2002, the Company had an accrued liability in the amount of $428,000 and $487,000, respectively, for payment of future premiums under this plan.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

16.   STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN
--------------------------------------------------------------------------------

      Stock options

Under the Company's Stock-Based Incentive Plan, the Company may grant options to its directors, officers and employees for up to 767,366 shares of common stock. Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options vest at 20% per year. In 2003, the Company's shareholders approved the 2003 Equity Compensation Plan. Under this Plan the Company may grant up to 300,000 options or stock awards to its directors, officers and employees. No options or awards were granted under this Plan in 2003.

A summary of the status of the Company's stock options for the years ended December 31, 2003, 2002 and 2001 are presented below:

                                                   2003                     2002                    2001
                                          ----------------------   ----------------------   ---------------------
                                                       Weighted                 Weighted                Weighted
                                                        Average                  Average                 Average
                                                       Exercise                 Exercise                Exercise
                                           Shares        Price      Shares        Price      Shares       Price
                                          ---------    ---------   ---------    ---------   ---------   ---------
Fixed options:
       Outstanding at beginning of year     600,848    $   16.75     767,366    $   16.75          --   $      --
       Granted                              120,143        22.44          --           --     767,366       16.75
       Exercised                            (71,064)       16.75      (6,907)       16.75          --          --
       Forfeited                                 --           --    (159,611)       16.75          --          --
                                          ---------                ---------                ---------
       Outstanding at end of year           649,927    $   17.80     600,848    $   16.75     767,366   $   16.75
                                          =========                =========                =========

Options exercisable at year-end             189,081    $   16.75     146,573    $   16.75          --   $      --
Weighted-average fair value of
       options granted during the year    $    6.15                $      --                $    3.44

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

    STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

      Stock options (concluded)

The fair value of each option grant is estimated on the date of grant using the Modified Roll Geske option-pricing model with the following weighted-average assumptions:

                                                 Years Ended December 31,
                                                 -------------------------
                                                   2003             2001
                                                 --------         --------

Dividend yield                                      1.85%            2.12%
Expected life in years                           10 years         10 years
Expected volatility                                20.34%           18.01%
Risk-free interest rate                             3.85%            5.12%

No options were granted during the year ended December 31, 2002.

Information pertaining to options outstanding at December 31, 2003 are as follows:

                 Options Outstanding          Options Exercisable
              --------------------------   -------------------------
                              Weighted
                               Average                    Weighted
                              Remaining                    Average
                 Number      Contractual     Number       Exercise
Grant Period   Outstanding      Life       Exercisable      Price
--------------------------   -----------   -----------   -----------
     2001        529,784     7.08 years      189,081     $     16.75
     2003        120,143     9.10 years           --           22.44

      Stock awards

Under the Company's Stock-Based Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 306,950 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Company recorded compensation cost related to the stock awards of approximately $1,066,000, $1,165,000 and $1,000,000 in 2003, 2002 and 2001, respectively.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

    STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

      Stock awards (concluded)

A summary of the status of the Company's stock awards is presented below:

                                                        Years Ended December 31,
                                                     ------------------------------
                                                       2003       2002       2001
                                                     --------   --------   --------

Balance at beginning of year                          206,269    306,945         --
       Granted                                         84,166         --    306,945
       Cancelled                                           --   (100,676)        --
                                                     --------   --------   --------

Balance at end of year                                290,435    206,269    306,945
                                                     ========   ========   ========
Fair value of stock awards granted during the year   $  22.38   $     --   $  17.76
                                                     ========   ========   ========

      Employee Stock Ownership Plan

The Bank has established an Employee Stock Ownership Plan (the "ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the conversion, Berkshire Hills Funding Corporation provided a loan to the Berkshire Bank Employee Stock Ownership Plan Trust which was used to purchase 8%, or 613,900 shares, of the Company's outstanding stock in the open market. The loan bears interest equal to 9.5% and provides for quarterly payments of interest and principal.

At December 31, 2003, the remaining principal balance is payable as follows:

                 Years Ending
                 December 31,                 (In thousands)
                 ------------

                      2004                        $   294
                      2005                            325
                      2006                            356
                      2007                            392
                      2008                            429
                  Thereafter                        4,458
                                                  -------

                                                  $ 6,254
                                                  =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

    STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN (concluded)

      Employee Stock Ownership Plan (concluded)

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $1,094,000, $887,000 and $773,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Shares held by the ESOP include the following at December 31, 2003 and 2002:

                                      2003             2002
                                  ----------       ----------

Allocated                            114,188           83,954
Committed to be allocated             37,853           37,853
Unallocated                          454,240          492,093
                                  ----------       ----------

                                     606,281          613,900
                                  ==========       ==========

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of these shares was approximately $16,443,000 and $11,589,000 at December 31, 2003 and 2002, respectively.

17.   RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

In the ordinary course of business, the Company has granted loans to directors and officers and their affiliates. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. All loans to directors and officers of the Company and their affiliates are performing in accordance with the contractual terms of the loans as of December 31, 2003.

An analysis of activity of such loans that aggregate more than $60,000 on an individual basis to directors and executive officers of the Company and their affiliates is as follows:

                                    Years Ended December 31,
                                  ---------------------------
                                      2003             2002
                                  ----------       ----------
                                         (In thousands)

Balance at beginning of year      $    5,740       $    6,089
Additions                              1,127              658
Repayments                            (4,662)          (1,007)
                                  ----------       ----------

Balance at end of year            $    2,205       $    5,740
                                  ==========       ==========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

18.   RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES
--------------------------------------------------------------------------------

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis.

At December 31, 2003 and 2002, the Bank's retained earnings available for the payment of dividends was $67,827,000 and $61,544,000, respectively, and funds available for loans or advances amounted to $10,656,000 and $10,426,000, respectively.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum regulatory capital requirements.

In conjunction with Massachusetts conversion regulations, the Bank established a liquidation account for eligible account holders, which at the time of conversion amounted to approximately $70 million. In the event of a liquidation of the Bank, the eligible account holders will be entitled to receive their pro-rata share of the net worth of the Bank prior to conversion. However, as qualifying deposits are reduced, the liquidation account will also be reduced in an amount proportionate to the reduction in the qualifying deposit accounts.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

19.   FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                 FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of off-balance sheet instruments are immaterial.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows at December 31, 2003 and 2002:

                                                     2003                      2002
                                            ----------------------    ----------------------
                                            Carrying       Fair       Carrying       Fair
                                             Amount        Value       Amount        Value
                                            ---------    ---------    ---------    ---------
                                                             (In thousands)
Financial assets:
       Cash and cash equivalents            $  17,442    $  17,442    $  60,655    $  60,655
       Securities available for sale          307,425      307,425      173,169      173,169
       Securities held to maturity             36,903       36,868       44,267       44,348
       Federal Home Loan Bank stock            12,923       12,923        7,440        7,440
       Loans, net                             783,258      787,490      712,714      725,000
       Accrued interest receivable              5,080        5,080        5,125        5,125
       Savings Bank Life Insurance stock        2,043        2,043        2,043        2,043

Financial liabilities:
       Deposits                               830,244      796,623      782,360      759,325
       Federal Home Loan Bank advances        251,465      263,218      133,002      146,258
       Securities sold under agreement
                 to repurchase                     --           --          700          700

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

20.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
--------------------------------------------------------------------------------

Condensed financial information pertaining only to the parent company, Berkshire Hills Bancorp, Inc., is as follows:

                            CONDENSED BALANCE SHEETS

                                                                       December 31,
                                                                   --------------------
                                                                     2003        2002
                                                                   --------    --------
                                                                      (In thousands)
Assets

Cash due from Berkshire Bank                                       $  6,305    $  3,075
Securities available for sale, at fair value                             31          31
Securities held to maturity                                              --       3,463
Investment in common stock of Berkshire Bank                        105,128     101,996
Investment in common stock of Berkshire Hills
    Funding Corporation                                               6,680       6,690
Investment in common stock of Berkshire
    Hills Technology, Inc.                                            3,421       3,703
Other assets                                                          1,640       1,629
                                                                   --------    --------
                     Total assets                                  $123,205    $120,587
                                                                   ========    ========

Liabilities and Stockholders' Equity

Accounts payable                                                   $     30    $     18
Stockholders' equity                                                123,175     120,569
                                                                   --------    --------
                     Total liabilities and stockholders' equity    $123,205    $120,587
                                                                   ========    ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                         CONDENSED STATEMENTS OF INCOME

                                                                                 Years Ended December 31,
                                                                      -------------------------------------------
                                                                          2003            2002            2001
                                                                      -----------     -----------     -----------
                                                                                     (In thousands)
Income:
   Dividends from Berkshire Bank                                      $     8,000     $     2,375     $    13,850
   Dividends from Berkshire Hills Funding Corporation                         559             577           1,700
   Interest on securities                                                      17             273             779
   Other                                                                       54              44             206
                                                                      -----------     -----------     -----------
        Total income                                                        8,630           3,269          16,535
                                                                      -----------     -----------     -----------
Operating expenses                                                            361             405             459
                                                                      -----------     -----------     -----------
Income before income taxes and equity in
    undistributed income (loss) of subsidiaries                             8,269           2,864          16,076
Applicable income tax (benefit) provision                                     (99)             80             138
                                                                      -----------     -----------     -----------
Income before equity in undistributed
    income (loss) of subsidiaries                                           8,368           2,784          15,938
Equity in undistributed income (loss) of Berkshire Bank                       889             612          (5,999)
Equity in undistributed loss of Berkshire Hills
     Funding Corporation                                                      (10)           (259)         (1,071)
Equity in undistributed (loss) income of Berkshire Hills
     Technology, Inc.                                                        (282)         (1,040)             43

                                                                      -----------     -----------     -----------
        Net income                                                    $     8,965     $     2,097     $     8,911
                                                                      ===========     ===========     ===========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                      -------------------------------------------
                                                                          2003            2002            2001
                                                                      -----------     -----------     -----------
                                                                                     (In thousands)
Cash flows from operating activities:
    Net income                                                        $     8,965     $     2,097     $     8,911
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Equity in undistributed (income) loss of Berkshire Bank           (889)           (612)          5,999
           Equity in undistributed loss of  Berkshire Hills
               Funding Corporation                                             10             259           1,071
           Equity in undistributed income of
               Berkshire Hills Technology, Inc.                               282           1,040             (43)
           Deferred tax benefit                                                --              --            (310)
           Net (accretion) amortization of securities                          --              (4)              5
           Other, net                                                         (65)            499             591
                                                                      -----------     -----------     -----------
              Net cash provided by operating activities                     8,303           3,279          16,224
                                                                      -----------     -----------     -----------

Cash flows from investing activities:
    Activity in available-for-sale securities:
        Sales                                                                  --              --           5,666
        Maturities                                                             --              --           2,920
        Principal payments                                                     --             560              --
        Purchases                                                              --              --          (4,623)
    Activity in held-to-maturity securities:
        Maturities                                                          3,463           1,932          12,553
        Principal payments                                                     --             169             135
        Purchases                                                              --             (32)         (8,838)
    Investment in Berkshire Hills Technology, Inc.                             --              --          (4,700)
                                                                      -----------     -----------     -----------
              Net cash provided by investing activities                     3,463           2,629           3,113
                                                                      -----------     -----------     -----------

Cash flows from financing activities:
    Proceeds from issuance of treasury stock                                1,191             116              --
    Payments to acquire treasury stock                                     (7,099)         (6,989)        (23,292)
    Dividends paid                                                         (2,628)         (2,737)         (2,808)
                                                                      -----------     -----------     -----------
              Net cash used in investing activities                        (8,536)         (9,610)        (26,100)
                                                                      -----------     -----------     -----------

Net change in cash and cash equivalents                                     3,230          (3,702)         (6,763)

Cash and cash equivalents at beginning of year                              3,075           6,777          13,540
                                                                      -----------     -----------     -----------

Cash and cash equivalents at end of year                              $     6,305     $     3,075     $     6,777
                                                                      ===========     ===========     ===========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

21.   SEGMENT REPORTING
--------------------------------------------------------------------------------

The Company has one reportable segment, the Bank, and two operating segments, the Bank and Berkshire Hills Technology, Inc. Each segment is described in Note 1 under business.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

                                                       Berkshire Hills
                                                         Technology     Consolidated
2003                                        Bank            Inc.           Totals
----                                     -----------   ---------------  ------------
                                                       (In thousands)
Net interest income                      $    37,566     $        --     $    37,566
Depreciation and amortization                  1,412             695           2,107
Provision for loan losses                      1,460              --           1,460
Licensing fees                                    --           7,262           7,262
Minority interest                                 --            (186)           (186)
Profit(loss)                                   9,247            (282)          8,965
Assets                                     1,210,890           7,658       1,218,548
Expenditures for additions
   to premises and equipment                   1,386              80           1,466

2002
----
Net interest income                      $    40,700     $        --     $    40,700
Depreciation and amortization                  1,813             601           2,414
Provision for loan losses                      6,180              --           6,180
Licensing fees                                    --           6,991           6,991
Minority interest                                 --            (685)           (685)
Profit(loss)                                   3,137          (1,040)          2,097
Assets                                     1,037,376           8,571       1,045,947
Expenditures for additions
   to premises and equipment                   1,044             424           1,468

2001
----
Net interest income                      $    42,236     $        --     $    42,236
Depreciation and amortization                  1,769             312           2,081
Provision for loan losses                      7,175              --           7,175
Licensing fees                                    --           3,465           3,465
Minority interest                                 --            (119)           (119)
Profit                                         8,868              43           8,911
Assets                                     1,021,623           9,078       1,030,701
Expenditures for additions
   to premises and equipment                     735           1,609           2,344

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

22.   QUARTERLY DATA (UNAUDITED)
--------------------------------------------------------------------------------

Quarterly results of operations for the years ended December 31, 2003 and 2002 are as follows:

                                                           2003                                         2002
                                       -------------------------------------------  -------------------------------------------
                                        Fourth       Third     Second      First     Fourth       Third     Second      First
                                        Quarter     Quarter    Quarter    Quarter    Quarter     Quarter    Quarter    Quarter
                                       ---------   ---------  ---------  ---------  ---------   ---------  ---------  ---------
                                                                 (In thousands, except per share data)
Interest and dividend income           $  14,410   $  13,858  $  14,139  $  13,901  $  14,549   $  16,451  $  16,568  $  16,560
Interest expense                           4,666       4,549      4,706      4,821      5,547       5,892      5,903      6,086
                                       ---------   ---------  ---------  ---------  ---------   ---------  ---------  ---------
Net interest income                        9,744       9,309      9,433      9,080      9,002      10,559     10,665     10,474
Provision (credit) for loan losses          (225)        575        785        325      2,305       1,050      1,315      1,510
Other income (1)                           2,494       3,633      4,022      3,561      4,328       3,260      3,086      2,744
Operating expenses (2)                     8,773       8,595      9,767      8,651     17,745       9,320      9,144      9,102
Provision (benefit) for
    income taxes                           1,099       1,358        765      1,843     (2,512)      1,123      1,070        849
                                       ---------   ---------  ---------  ---------  ---------   ---------  ---------  ---------
Net income (loss)                      $   2,591   $   2,414  $   2,138  $   1,822  $  (4,208)  $   2,326  $   2,222  $   1,757
                                       =========   =========  =========  =========  =========   =========  =========  =========

Earnings (loss) per share:
    Basic                              $    0.50   $    0.46  $    0.40  $    0.34  $   (0.79)  $    0.43  $    0.41  $    0.32
    Diluted                                 0.45        0.43       0.38       0.32      (0.79)       0.40       0.38       0.29

Note: (1)   The decrease in the fourth quarter 2003 other income was due to the loss on the sale of sub-prime automobile loans.

      (2) The increase in the fourth quarter 2002 operating expenses was primarily due to severance expenses, funding of the retirement plan benefit for directors and the write-down in value of repossessed automobiles.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

      None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

      For information concerning the directors of the Company, the information contained under the sections captioned "Proposal 1 -- Election of Directors" in Berkshire Hills' Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated by reference. For information concerning officers of the Company, reference is made to Part I, Item 1A, "Business--Executive Officers of the Registrant" in this report. Reference is made to the cover page of this report and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for information regarding compliance with
Section 16(a) of the Exchange Act. For information concerning the audit committee financial expert, reference is made to the section captioned "Corporate Governance - Committees of the Board of Directors - Audit Committee" in the Proxy Statement.

      For information concerning the Company's code of ethics, the information contained under the section captioned "Corporate Governance - Code of Business Conduct" in the Proxy Statement is incorporated by reference. A copy of the Company's code of ethics is available to stockholders on the Company's website at "www.berkshirebank.com."

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      The information contained under the sections captioned "Executive Compensation" and "Directors Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

      (d)   Equity Compensation Plan Information

            The following table sets forth information, as of December 31, 2003, about Company common stock that may be issued upon exercise of options under the Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan and the Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan. Each of the plans was approved by the Company's stockholders.

                                                                                                     Number of securities
                                            Number of securities                                    remaining available for
                                             to be issued upon          Weighted-average             future issuance under
                                                exercise of             exercise price of          equity compensation plans
                                            outstanding options,      outstanding options,           (excluding securities
         Plan category                      warrants and rights        warrants and rights       reflected in the first column)
----------------------------------     ---------------------------   ----------------------    ---------------------------------
Equity compensation plans
  approved by security holders                    949,927                    $17.80                         300,000

Equity compensation plans
  not approved by security holders                     --                        --                              --

Total                                             949,927                    $17.80                         300,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Proposal 2 - Ratification of Independent Auditors" in the Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

      (a)   [1]   Financial Statements

                  o     Independent Auditors' Report

                  o     Consolidated Balance Sheets as of December 31, 2003 and
                        2002

                  o Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

                  o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

                  o Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

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

                  3.2   Bylaws of Berkshire Hills Bancorp, Inc.

                  4.0   Draft Stock Certificate of Berkshire Hills Bancorp,
                        Inc.(1)

                  10.1  Employment Agreement between Berkshire Bank and Michael
                        P. Daly (2)

                  10.2 Employment Agreement between Berkshire Hills Bancorp, Inc. and Michael P. Daly (2)

                  10.3 Severance Agreement, dated October 16, 2002, by and among James A. Cunningham, Jr., Berkshire Hills Bancorp, Inc. and Berkshire Bank (3)

                  10.4 Severance Agreement, dated November 13, 2002, by and among Charles F. Plungis, Jr., Berkshire Hills Bancorp, Inc. and Berkshire Bank (4)

                  10.5 Severance Agreement, dated November 13, 2002, by and among Susan M. Santora, Berkshire Hills Bancorp, Inc. and Berkshire Bank (4)

                  10.6 Change in Control Agreement between Berkshire Bank and Gayle P. Fawcett

                  10.7 Change in Control Agreement between Berkshire Hills Bancorp, Inc. and Gayle P. Fawcett

                  10.8 Change in Control Agreement between Berkshire Bank and Wayne F. Patenaude

                  10.9 Change in Control Agreement between Berkshire Hills Bancorp, Inc. and Wayne F. Patenaude

                  10.10 Supplemental Executive Retirement Agreement between
                        Berkshire Bank and Michael P. Daly

                  10.11 Berkshire Hills Bancorp, Inc. 2003 Equity Compensation
                        Plan(5)

                  10.12 Letter Agreement, dated June 26, 2003, by and among
                        Berkshire Hills Bancorp, Inc., Berkshire Bank and Robert
                        A. Wells(2)

                  10.13 Form of Berkshire Bank Employee Severance Compensation
                        Plan(1)

                  10.14 Form of Berkshire Bank Supplemental Executive Retirement
                        Plan(1)

                  10.15 Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive
                        Plan(6)

                  10.16 Retirement Agreement, dated December 4, 2003, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Robert A. Wells

                  11.0  Statement re: Computation of Per Share Earnings

                  21.0 Subsidiary Information is incorporated herein by reference to Part I, Item 1, "Business - Subsidiary Activities"

                  23.0  Consent of Wolf & Company, P.C.

                  31.1  Rule 13a-14(a) Certification of Chief Executive Officer

                  31.2  Rule 13a-14(a) Certification of Chief Financial Officer

                  32.1  Section 1350 Certification of Chief Executive Officer

                  32.2  Section 1350 Certification of Chief Financial Officer

-----------------------------------------------

            (1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

            (2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q as filed on August 13, 2003.

            (3) Incorporated herein by reference into this document from the Exhibits to the Form 10-K as filed on March 29, 2001.

            (4) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q as filed on November 14, 2003.

            (5) Incorporated herein by reference into this document from the Appendix to the Proxy Statement as filed on March 27, 2003.

            (6) Incorporated herein by reference into this document from the Appendix to the Proxy Statement as filed on December 7, 2000.

      (b)   Reports on Form 8-K

                  On October 15, 2003, the Company filed a Form 8-K in which it announced under Item 5 that it expected to issue its third quarter earnings release on October 22, 2003. The Company announced that it would conduct a conference call at 10:00 a.m. on October 23, 2003 to discuss third quarter results. Instructions on how to access the call and an investor presentation that supplemented the call were contained in the press release. The press release announcing this conference call was attached by exhibit.

                  On October 23, 2003, the Company furnished a Form 8-K in which it announced under Item 12 its financial results for the quarter ended September 30, 2003. The press release announcing financial results for the quarter ended September 30, 2003 was attached by exhibit.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Berkshire Hills Bancorp, Inc.


Date: February 26, 2004                 By:  /s/ Michael P. Daly
                                           -------------------------------------
                                           Michael P. Daly
                                           President, Chief Executive Officer
                                           and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly                 President, Chief Executive Officer         February 26, 2004
--------------------------------    and Director
Michael P. Daly                     (principal executive officer)


/s/ Wayne F. Patenaude              Senior Vice President, Treasurer           February 26, 2004
--------------------------------    and Chief Financial Officer
Wayne F. Patenaude                  (principal accounting
                                    and financial officer)


/s/ Lawrence A. Bossidy             Non-Executive Chairman                     February 26, 2004
--------------------------------
Lawrence A. Bossidy


/s/ Thomas O. Andrews               Director                                   February 26, 2004
--------------------------------
Thomas O. Andrews


/s/ Thomas R. Dawson, CPA           Director                                   February 26, 2004
--------------------------------
Thomas R. Dawson, CPA


/s/ A. Allen Gray                   Director                                   February 26, 2004
--------------------------------
A. Allen Gray


/s/ Peter J. Lafayette              Director                                   February 26, 2004
--------------------------------
Peter J. Lafayette


/s/ Edward G. McCormick, Esq.       Director                                   February 26, 2004
--------------------------------
Edward G. McCormick, Esq.


/s/ Catherine B. Miller             Director                                   February 26, 2004
--------------------------------
Catherine B. Miller


/s/ Corydon L. Thurston             Director                                   February 26, 2004
--------------------------------
Corydon L. Thurston

/s/ Ann H. Trabulsi                 Director                                   February 26, 2004
--------------------------------
Ann H. Trabulsi


/s/ Robert A. Wells                 Director                                   February 26, 2004
--------------------------------
Robert A. Wells