Form 10-Q
period 2004-03-31
BERKSHIRE HILLS BANCORP INC
filed 2004-05-07
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-15781

                          BERKSHIRE HILLS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              04-3510455
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

24 North Street, Pittsfield, Massachusetts                                 01201
(Address of principal executive offices)                               Zip Code)

                                 (413) 443-5601
               (Registrant telephone number, including area code)

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

      The Registrant had 5,932,961 shares of common stock, par value $0.01 per share, outstanding as of April 30, 2004.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets as of
           March 31, 2004 and December 31, 2003                               1

           Consolidated Statements of Income for the Three
           Months Ended March 31, 2004 and 2003                               2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Three Months Ended March 31, 2004 and 2003                 3

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2004 and 2003                         4

           Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial                    9
         Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          16

Item 4.  Controls and Procedures                                             18


PART II:   OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
           of Equity Securities                                              19
Item 3.  Defaults Upon Senior Securities                                     19
Item 4.  Submission of Matters to a Vote of Security Holders                 19
Item 5.  Other Information                                                   19
Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   21

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                                                                        March 31,      December 31,
                                                                                          2004            2003
                                                                                       -----------     ------------
                                                                                             (In thousands)
Assets:
Cash and due from banks                                                                $    14,273     $    15,583
Short-term investments                                                                         194           1,859
                                                                                       -----------     -----------
          Total cash and cash equivalents                                                   14,467          17,442
Securities available-for-sale, at fair value                                               395,443         307,425
Securities held-to-maturity, at amortized cost                                              33,790          36,903
Federal Home Loan Bank stock, at cost                                                       15,055          12,923
Savings Bank Life Insurance stock, at cost                                                   2,043           2,043
Loans held for sale                                                                            356              --
Loans                                                                                      761,546         792,227
Allowance for loan losses                                                                   (8,952)         (8,969)
                                                                                       -----------     -----------
          Net loans                                                                        752,594         783,258
Premises and equipment, net                                                                 12,967          12,626
Foreclosed real estate, net                                                                     25              --
Accrued interest receivable                                                                  5,437           5,080
Goodwill and other intangibles                                                              10,182          10,233
Net deferred tax assets                                                                        546           1,725
Bank owned life insurance                                                                    7,817           7,721
Due from broker                                                                                 --           7,089
Other assets                                                                                12,775          14,080
                                                                                       -----------     -----------
               Total assets                                                            $ 1,263,497     $ 1,218,548
                                                                                       ===========     ===========
Liabilities:
Deposits                                                                                   829,828         830,244
Federal Home Loan Bank advances                                                            299,100         251,465
Loans sold with recourse                                                                       382             473
Due to broker                                                                                   --           5,646
Accrued expenses and other liabilities                                                       4,275           5,293
                                                                                       -----------     -----------
               Total liabilities                                                         1,133,585       1,093,121
                                                                                       -----------     -----------
Minority interests                                                                           2,076           2,252
                                                                                       -----------     -----------
Stockholders' equity:
    Preferred stock ($.01 par value; 1,000,000 shares
        authorized; no shares issued and outstanding)                                           --              --
    Common stock ($.01 par value; 26,000,000 shares authorized; and 7,673,761 shares issued at March 31, 2004 and December 31, 2003; shares
        outstanding 5,935,061 at March 31, 2004 and 5,903,082 at December 31, 2003)             77              77
    Additional paid-in capital                                                              76,571          75,764
    Unearned compensation                                                                   (8,669)         (8,507)
    Retained earnings                                                                       88,212          86,276
    Accumulated other comprehensive income                                                   7,393           5,559
    Treasury stock, at cost (1,738,700 shares at March 31, 2004
        and 1,770,679 shares at December 31, 2003)                                         (35,748)        (35,994)
                                                                                       -----------     -----------
               Total stockholders' equity                                                  127,836         123,175
                                                                                       -----------     -----------
               Total liabilities and stockholders' equity                              $ 1,263,497     $ 1,218,548
                                                                                       ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                               2004               2003
                                                             --------           --------
                                                         (In thousands, except per share data)
Interest and dividend income:
    Bond interest                                            $  3,838           $  1,572
    Stock dividends                                               397                263
    Short-term investment interest                                 16                 84
    Loan interest                                              10,736             11,982
                                                             --------           --------
Total interest and dividend income                             14,987             13,901
                                                             --------           --------
Interest expense:
    Interest on deposits                                        3,086              3,758
    Interest on FHLB advances and other borrowings              1,740              1,063
                                                             --------           --------
Total interest expense                                          4,826              4,821
                                                             --------           --------
Net interest income:                                           10,161              9,080
Provision for loan losses                                         350                325
                                                             --------           --------
Net interest income, after provision for loan losses            9,811              8,755

Noninterest income:
    Customer service fees                                         524                556
    Trust department fees                                         577                436
    Loan fees                                                      79                 48
    Gain on sale of securities, net                               325                840
    Gain on sale of loans, net                                     90                 --
    License maintenance, processing and sales fees              1,442              1,621
    Other income                                                  280                 60
                                                             --------           --------
               Total noninterest income                         3,317              3,561
                                                             --------           --------
Operating expenses:
    Salaries and benefits                                       5,909              5,286
    Occupancy and equipment                                     1,424              1,381
    Marketing and advertising                                     157                103
    Data processing                                               295                221
    Professional services                                         480                248
    Office supplies                                               161                206
    Foreclosed real estate and other loans, net                    83                121
    Amortization of other intangibles                              51                 51
    Minority interests                                           (176)               (98)
    Other general and administrative expenses                     887              1,132
                                                             --------           --------
               Total operating expenses                         9,271              8,651
                                                             --------           --------
Income before taxes                                             3,857              3,665
    Provision for income taxes                                  1,234              1,843
                                                             --------           --------
              Net income                                     $  2,623           $  1,822
                                                             ========           ========
Earnings per share:
    Basic                                                    $   0.50           $   0.34
    Diluted                                                  $   0.46           $   0.32

Weighted average shares outstanding:
    Basic                                                       5,285              5,357
    Diluted                                                     5,757              5,731

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    Unaudited

                                                                                               Accumulated
                                                         Additional                              Other
                                               Common     Paid-in    Unearned      Retained   Comprehensive  Treasury
                                               Stock      Capital   Compensation   Earnings      Income        Stock        Total
                                             ---------   ---------   ---------     ---------    ---------    ---------    ---------
                                                                                (In thousands)
Balance at December 31, 2003                 $      77   $  75,764   $  (8,507)    $  86,276    $   5,559    $ (35,994)   $ 123,175
                                                                                                                          ---------
Comprehensive income:
    Net income                                      --          --          --         2,623           --           --        2,623
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustment and
        tax effects                                 --          --          --            --        1,834           --        1,834
                                                                                                                          ---------
            Total comprehensive income                                                                                        4,457
                                                                                                                          ---------
Cash dividends paid ($0.12 per share)               --          --          --          (657)          --           --         (657)

Treasury stock purchased                            --          --          --            --           --         (508)        (508)

Treasury stock released                             --         358          --            --           --          238          596

Reissuance of Treasury stock under                  --          --          --           (30)          --          516          486
Stock Option Plan (29,013 shares)

Change in unearned compensation - MRP               --         219        (281)           --           --           --          (62)

Change in unearned compensation - ESOP              --         230         119            --           --           --          349
                                             ---------   ---------   ---------     ---------    ---------    ---------    ---------
Balance at March 31, 2004                    $      77   $  76,571   $  (8,669)    $  88,212    $   7,393    $ (35,748)   $ 127,836
                                             =========   =========   =========     =========    =========    =========    =========

Balance at December 31, 2002                 $      77   $  74,632   $  (9,535)    $  80,011    $   5,542    $ (30,158)   $ 120,569
                                                                                                                          ---------
Comprehensive income:
    Net income                                      --          --          --         1,822           --           --        1,822
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustment and
        tax effects                                 --          --          --            --         (592)          --         (592)
                                                                                                                          ---------
            Total comprehensive income                                                                                        1,230
                                                                                                                          ---------
Cash dividends paid ($0.12 per share)               --          --          --          (674)          --           --         (674)

Treasury stock purchased                            --          --          --            --           --       (3,341)      (3,341)

Treasury stock released                             --          --          --           (30)          --          532          502

Change in unearned compensation - MRP               --         570        (246)           --           --           --          324

Change in unearned compensation - ESOP              --         100         119            --           --           --          219
                                             ---------   ---------   ---------     ---------    ---------    ---------    ---------
Balance at March 31, 2003                    $      77   $  75,302   $  (9,662)    $  81,129    $   4,950    $ (32,967)   $ 118,829
                                             =========   =========   =========     =========    =========    =========    =========

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                          Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                          2004         2003
                                                                        ---------    ---------
                                                                            (In thousands)
Cash flows from operating activities:
  Net income                                                            $   2,623    $   1,822
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                             350          325
        Net amortizaton of securities                                         264          523
        Depreciation and amortization expense                                 513          552
        Amortization of other intangibles                                      51           51
        Management Awards Plan Expense                                        320          256
        Employee Stock Ownership Plan Expense                                 349          219
        Increase in cash surrender value of Bank Owned Life Insurance         (96)          --
        Gain on sales and dispositions of securities, net                    (325)        (840)
        (Gain) on sale of loans, net                                          (90)          --
        Loss on sale/write-down of foreclosed real estate, net                 --           44
        Deferred tax provision                                                 --          254
        Minority interest                                                    (176)         (98)
        Changes in operating assets and liabilities:
          Accrued interest receivable and other assets                        948       (1,995)
          Accrued expenses and other liabilities                           (1,018)       5,166
                                                                        ---------    ---------
              Net cash provided by operating activities                     3,713        6,279
                                                                        ---------    ---------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales                                                                   3,323        8,510
    Maturities                                                             16,048       55,490
    Principal payments                                                      9,534        8,673
    Purchases                                                            (112,357)     (52,700)
  Activity in held-to-maturity securities:
    Maturities                                                              3,225        6,000
    Principal payments                                                      2,039       12,790
    Purchases                                                              (2,200)     (30,585)
  Purchase of Federal Home Loan Bank stock                                 (2,132)          --
  Loan originations, net of principal payments                            (16,340)     (67,159)
  Proceeds from sale of loans from portfolio                               46,363           --
  Additions to banking premises and equipment                                (854)        (392)
  Proceeds from sale of foreclosed real estate                                 --        1,456
  Purchase of common stock in connection with stock awards plan               214           68
                                                                        ---------    ---------
       Net cash used by investing activities                              (53,137)     (57,849)
                                                                        ---------    ---------

                                   (continued)

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (concluded)
                                    Unaudited

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   ----------------------
                                                                                      2004         2003
                                                                                   ---------    ---------
                                                                                        (In thousands)
Cash flows from financing activities:
    Net (decrease) increase in deposits                                            $    (416)   $   8,760
    Net decrease in securities sold under agreements to repurchase                        --         (700)
    Proceeds from Federal Home Loan Bank advances with maturities
       in excess of three months                                                     194,500       25,000
    Repayments of Federal Home Loan Bank advances with maturities
       in excess of three months                                                    (146,865)     (21,219)
    Net decrease in loans sold with recourse                                             (91)        (236)
    Treasury stock purchased                                                            (508)      (3,341)
    Exercise of officer stock options and non-employee Director benefit programs         486          502
    Dividends                                                                           (657)        (674)
                                                                                   ---------    ---------
                  Net cash provided by financing activities                           46,449        8,092
                                                                                   ---------    ---------

Net change in cash and cash equivalents                                               (2,975)     (43,478)

Cash and cash equivalents at beginning of period                                      17,442       60,655
                                                                                   ---------    ---------

Cash and cash equivalents at end of period                                         $  14,467    $  17,177
                                                                                   =========    =========

Supplemental cash flow information:
    Interest paid on deposits                                                      $   3,083    $   3,761
    Interest paid on borrowed funds                                                    1,681        1,055
    Income taxes paid (refunded)                                                          97       (1,467)
    Transfer from loans to foreclosed real estate                                         25           --

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (Unaudited)

Note 1. Basis of Presentation

            The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp., and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2003. The consolidated financial information at March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

Note 2. Commitments

            At March 31, 2004, the Company had outstanding commitments to originate new residential and commercial loans totaling $28.5 million, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $45.2 million and unadvanced commercial lines, including unadvanced construction loan funds, totaled $74.5 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3. Earnings Per Share

            Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan (the "ESOP") are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three months ended March 31, 2004 and 2003, respectively.

            Basic earnings per share equaled $0.50 for the quarter ending March 31, 2004, based on 5,285,301 average shares outstanding as compared to $0.34 for the quarter ending March 31, 2003 based on 5,356,912 average shares outstanding. Diluted earnings per share equaled $0.46 for the quarter ending March 31, 2004, based on 5,756,191 average shares outstanding as compared to $0.32 for the quarter ending March 31, 2003 based on 5,731,003 average shares outstanding.

Note 4. Tangible Book Value

            The tangible book value per share of Berkshire Hills' common stock at March 31, 2004 was $19.82, based on tangible stockholders' equity of $117.7 million and outstanding shares of 5,935,061. The tangible book value at December 31, 2003 was $19.13 based on tangible stockholders' equity of $112.9 million and total outstanding shares of 5,903,082.

Note 5. Dividend

            On January 28 2004, the Company's Board of Directors declared a cash dividend of $0.12 per share, which was paid on February 23, 2004, to stockholders of record on February 9, 2004.

Note 6. Goodwill and Other Intangibles

            Goodwill and other intangibles includes goodwill associated with the acquisition by Berkshire Hills Technology of a majority interest in EastPoint Technologies, LLC ("EastPoint"), a data and financial service provider for financial institutions, as well as the Company's purchase of two branches from another financial institution in 1991 and three branches in 1998, which are evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint purchase, which are being amortized on a straight-line basis over three years. The carrying amount of goodwill as of both March 31, 2004 and December 31, 2003 was $10.1 million.

      A summary of other intangible assets as of March 31, 2004 and December 31, 2003 is as follows:

                                  At March 31, 2004         At December 31, 2003
                               -----------------------   -----------------------
                                                (In thousands)
                                Gross                     Gross
                               Carrying   Accumulated    Carrying   Accumulated
                                Amount    Amortization    Amount    Amortization
                               -----------------------   -----------------------

      Customer Relationships    $   51       $  558       $  102       $  507

            The amortization expense and other intangible assets amounted to $51,000 for the three-month periods ended March 31, 2004 and March 31, 2003. The remaining amortization of $51,000 will be expensed by June 30, 2004.

Note 7. Stock Compensation Plans

            Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock plans have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them.

            At March 31, 2004 and December 31, 2003 the Company had stock plans and has elected to continue with the accounting methodology in Opinion No. 25, and as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting has been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                     Quarters Ended March 31,
                                                                  ------------------------------
                                                                    2004                 2003
                                                                  ---------            ---------
                                                               (In thousands, except per share data)
      Net income, as reported                                     $   2,623            $   1,822
      Deduct: Total stock-based employee compensation
            expense determined under fair value based method
            for all awards, net of related tax effects                  133                  104

                                                                  ---------            ---------
      Pro forma net income                                        $   2,490            $   1,718
                                                                  =========            =========

      Earnings per share
                 Basic - as reported                              $    0.50            $    0.34
                                                                  =========            =========
                 Basic - pro forma                                $    0.47            $    0.32
                                                                  =========            =========

                 Diluted - as reported                            $    0.46            $    0.32
                                                                  =========            =========
                 Diluted - pro forma                              $    0.43            $    0.30
                                                                  =========            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2004 and 2003, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward-Looking Statements

            This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills and Berkshire Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Berkshire Hills' and Berkshire Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' and Berkshire Bank's market area, changes in real estate market values in Berkshire Hills' and Berkshire Bank's market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire Hills does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

            Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks. With eleven full-service branch offices serving communities throughout Berkshire County, Berkshire Bank is the largest banking institution based in western Massachusetts. The Bank is a community-based financial institution that originates a variety of loan products including real estate loans, commercial loans, and consumer loans primarily in Berkshire County, Massachusetts and its surrounding areas. The Bank offers a wide variety of deposit products and other investment products and financial services, including asset management and trust services and municipal finance. Berkshire Hills, through its wholly owned subsidiary Berkshire Hills Technology, Inc., owns a 60.3% interest in EastPoint Technologies, LLC, a data and financial services provider for financial institutions.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

            Total assets at March 31, 2004 were $1.26 billion, an increase of $44.9 million, or 3.7%, from December 31, 2003. The increase in assets was primarily due to an increase of $88.0 million, or 28.6%, in securities available for sale, and an increase of $2.1 million, or 16.5%, in Federal Home Loan Bank stock. These increases were largely funded by a $47.6 million increase in Federal Home Loan Bank advances, and proceeds from the sale of loans.

Loans

            Loans decreased $30.7 million from December 31, 2003. Residential real estate loans decreased $49.4 million during the first three months of 2004 due to the securitization of $38.7 million of one- to four-family fixed rate mortgages and the sale of $6.5 million of one- to four-family fixed rate mortgages. The sold loans had terms between 15 and 30 years, as the Bank continued to reduce its exposure to loans and investments with longer maturities. Commercial real estate, land development and construction and multi-family loans increased $20.2 million. However, commercial loans decreased $9.9 million as our market experienced weak demand for C&I financing during the first three months of 2004. The automobile loan portfolio increased $6.5 million during the first three months of 2004, as increased marketing efforts aimed at generating high quality loans with FICO scores above 700 continue to gain momentum. Home equity loans increased $1.9 million, or 4.2%.

                                      At March 31, 2004     At December 31, 2003
                                     --------------------   --------------------
                                                 Percent                Percent
                                      Balance    of total    Balance    of total
                                     ---------   --------   ---------   --------
                                                (Dollars in thousands)
Real estate loans:
  Residential one- to four-family    $ 205,578     27.00%   $ 254,939     32.17%
  Residential land development
     and construction                   10,567      1.39%      10,583      1.34%
  Commercial real estate               185,003     24.29%     166,796     21.05%
  Commercial land development
     and construction                   25,957      3.41%      24,136      3.05%
  Multi-family                          15,668      2.06%      15,514      1.96%
                                     ---------   -------    ---------   -------
      Total real estate loans          442,773     58.15%     471,968     59.57%

Commercial loans                       156,375     20.53%     166,296     20.99%

Consumer loans:
  Automobile                           110,196     14.47%     103,674     13.09%
  Home equity loans                     47,689      6.26%      45,783      5.78%
  Other                                  4,513      0.59%       4,506      0.57%
                                     ---------   -------    ---------   -------
      Total consumer loans             162,398     21.32%     153,963     19.44%

Total loans                            761,546                792,227

Less: Allowance for loan losses         (8,952)     1.18%      (8,969)     1.13%
                                     ---------              ---------
  Loans, net                         $ 752,594              $ 783,258
                                     =========              =========

Allowance for Loan Losses

            All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio based on the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions to maintain the allowance at a level considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that, based on the information available on March 31, 2004, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio as of such date.

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

            At March 31, 2004, the allowance for loan losses totaled $9.0 million, or 1.18% of total loans outstanding and 301.21% of nonperforming loans, as compared to $9.0 million, or 1.13% of total loans outstanding and 280.37% of nonperforming loans at December 31, 2003. Charged-off loans totaled $628,000 during the first three months of this year as compared to $1.1 million for the same three months last year. The improvement was almost exclusively from indirect automobile loans, as the Bank's credit risk profile for these loans has improved greatly since March 31, 2003. Sub-prime automobile loans at March 31, 2004 were $1.0 million, or less than one half of 1.0% of total loans, a reduction of $16.2 million from March 31, 2003. This reduction includes the sale of $9.9 million of sub-prime automobile loans in December 2003. Recoveries totaled $261,000 for the first quarter of this year as compared to $827,000 experienced in the first quarter of 2003. In March 2003, the Bank recovered $402,000 from two previously charged-off commercial loans.

            The following table sets forth information regarding the allowance for loan losses for the three-month periods ended March 31, 2004 and 2003.

                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,    March 31,
                                                            2004         2003
                                                          ---------    ---------
                                                          (Dollars in thousands)
      Allowance for loan losses, beginning of period      $  8,969     $ 10,308

      Charge-offs:
          Residential one- to four-family                       --           --
          Residential land development and construction         --           --
          Commercial real estate                                --           --
          Commercial land development and construction          --           --
          Multi-family                                          --           --
          Commercial                                            --            3
          Consumer (1)                                         628        1,108
                                                          --------     --------
              Total charge-offs                                628        1,111
                                                          --------     --------

      Recoveries:
          Residential one-to four-family                        --           --
          Residential land development and construction         --           --
          Commercial real estate                                --           --
          Commercial land development and construction          --           --
          Multi-family                                          --           --
          Commercial                                            96          402
          Consumer (1)                                         165          425
                                                          --------     --------
              Total recoveries                                 261          827
                                                          --------     --------

      Net charge-offs                                          367          284

      Provision                                                350          325
                                                          --------     --------

      Allowance for loan losses, end of period            $  8,952     $ 10,349
                                                          ========     ========

      Net loans charged-off to total loans                    0.05%        0.04%
      Allowance for loan losses to total loans                1.18%        1.31%
      Allowance for loan losses to nonperforming loans      301.21%      266.59%
      Recoveries to charge-offs                              41.56%       74.44%

(1)   Consists primarily of automobile loans

Nonperforming Assets

            The following table sets forth information regarding nonperforming assets as of March 31, 2004 and December 31, 2003.

                                                         At March 31,  At December 31,
                                                             2004           2003
                                                         ------------     --------
                                                           (Dollars in thousands)
      Nonaccruing loans:
          Residential one- to four-family                 $    341        $    348
          Residential land development and construction         --              --
          Commercial real estate                               484             496
          Commercial land development and construction          --              --
          Multi-family                                          --              --
          Commercial                                         1,738           1,887
          Automobile                                           395             451
          Home equity                                           --              --
          Other consumer                                        14              17
                                                          --------        --------
              Total                                          2,972           3,199

      Other real estate owned                                   25              --
                                                          --------        --------

      Total nonperforming assets                          $  2,997        $  3,199
                                                          ========        ========

      Total nonperforming loans to total loans                0.39%           0.40%

      Total nonperforming assets to total assets              0.24%           0.26%

            Generally, the Company ceases accruing interest on all loans, except automobile loans, when principal or interest payments are 90 days or more past due, unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. With regard to automobile loans, all delinquent automobile loans remain on accrual status until they are 120 days past due, at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. At March 31, 2004, the Company had $90,000 in automobile loans that were 90 days past due and still accruing as compared to $306,000 at December 31, 2003.

            Nonaccruing loans totaled $3.0 million at March 31, 2004, a decrease of $227,000, or 7.1%, from December 31, 2003. Commercial nonaccruing loans decreased $149,000 as collections and loan amortization were received with little added to nonaccrual. Automobile nonaccruals decreased $56,000 from December 31, 2003. The ratio of nonperforming loans as a percentage of total loans decreased to 0.39% at March 31, 2004, from 0.40% at December 31, 2003. The Bank held $25,000 in foreclosed real estate at March 31, 2004, compared to none at December 31, 2003.

Investment Securities

            Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $446.3 million at March 31, 2004, an increase of $87.0 million, or 24.2%, from December 31, 2003. The increase was primarily due to the securitization of $38.7 million of the Bank's one- to four-family fixed rate mortgages and the purchase of pass-through mortgage-backed securities with average maturities of 3.5 years with limited risk of average life extension. These securities were purchased to leverage the Bank's capital, while taking advantage of a steep yield curve. The Bank sold securities totaling $3.2 million in the current quarter for a net gain of $325,000. The net unrealized gain in the securities portfolio increased $1.8 million to $7.4 million at March 31, 2004, which was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

Bank Owned Life Insurance ("BOLI")

            The single premium BOLI contract executed in May 2003 totaled $7.8 million at March 31, 2004, an increase of $96,000, or 1.25%, from December 31, 2003. The income earned on BOLI is recorded as an increase in the asset and noninterest income.

Deposits

            Customers' deposits are the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of March 31, 2004 and December 31, 2003.

                                   At March 31, 2004       At December 31, 2003
                                 ----------------------   ----------------------
                                              Percent                  Percent
                                  Balance   of deposits    Balance   of deposits
                                 ---------  -----------   ---------  -----------
                                             (Dollars in thousands)
      Demand deposits            $  98,778      11.90%    $ 102,788      12.38%
      NOW accounts                  94,934      11.44%       94,606      11.39%
      Savings accounts             169,914      20.48%      171,603      20.67%
      Money market accounts        150,296      18.11%      139,897      16.85%
      Certificates of deposit      315,906      38.07%      321,350      38.71%
                                 ---------                ---------
          Total deposits         $ 829,828                $ 830,244
                                 =========                =========

            Core deposits (represented by demand, NOW, savings and money market accounts) were $513.9 million at March 31, 2004, an increase of $5.0 million, or 1.0%, from December 31, 2003. Certificates of deposit decreased $5.4 million, or 1.7%, from December 31, 2003, as the Bank used borrowings as a lower cost alternative to targeting the relatively higher cost certificates of deposit.

Borrowings

            Borrowings from the Federal Home Loan Bank of Boston totaled $299.1 million at March 31, 2004, a $47.6 million, or 18.9%, increase from $251.5 million at December 31, 2003. This increase represented new borrowings with terms ranging from one month to three years. The Company had an additional borrowing capacity of $107.7 million at the Federal Home Loan Bank of Boston at March 31, 2004.

Stockholders' Equity

            At March 31, 2004, the Company had $127.8 million in stockholders' equity compared to $123.2 million at December 31, 2003, an increase of $4.6 million. The increase was primarily due to an increase of $1.8 million in net unrealized gain on securities, which was recognized in accumulated other comprehensive income and net income of $2.6 million, offset by the payment of cash dividends of $0.12 per common share amounting to $657,000.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and
2003

            Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income increased $1.1 million, or 11.9%, to $10.2 million as compared to March 31, 2003. The increase occurred as an increase in earning assets more than offset a decrease in the average yield on earning assets. Average earning assets increased $191.8 million for the three months ended March 31, 2004, while the average yield on earning assets for the same period decreased by 54 basis points. The yield on average earning assets declined from 5.62% to 5.08% for the three-month period ended March 31, 2004. Partially offsetting the decline in the yield on average earning assets was a 37 basis point decrease in the rate paid on funding liabilities from the same period last year. As a result, the Company's net interest margin was 3.44% for the three-month period ended March 31, 2004, compared to 3.67% for the same period last year.

            Total interest and dividend income increased $1.1 million, or 7.8%, for the three months ended March 31, 2004, compared to the same period last year. Interest earned on the Company's investment portfolio increased $2.3 million for the three months ended March 31, 2004, as higher average balances were able to offset lower average rates earned. Loan interest declined $1.2 million, or 10.4%, this quarter compared to the same period last year, due to the sale of higher rate sub-prime automobile loans in December 2003 and the impact of lower market interest rates.

            An increase in average funding liabilities of $200.5 million, coupled with the lower interest rate environment, and increases in lower cost core deposits, resulted in an increase of $5,000 in interest expense for the three months ended March 31, 2004, compared to the same period last year. Interest expense on deposits fell by $672,000, or 17.9%, for the three-month period ended March 31, 2004 compared to the same period last year, as higher average balances were offset by lower rates paid. Interest paid on Federal Home Loan Bank of Boston advances and other borrowings increased $677,000, or 63.7%, for the three months ended March 31, 2004 compared to the same period last year, consistent with the average increase of $142.6 million in borrowings from March 31, 2003.

            Provision for Loan Losses. The Company's provision for loan losses was $350,000 for the three months ended March 31, 2004 as compared to $325,000 for the same period last year. In assessing the provision for the three months ended March 31, 2004, management took into consideration a $16.2 million decrease in sub-prime automobile loans from the first quarter of last year. The Company also considered loan charge-offs, which decreased $483,000 to $628,000 for the first three months of this year compared to the same period last year. Recoveries decreased $566,000, as compared to the quarter ended March 31, 2003, primarily due to the recovery of two previously charged-off commercial loans in the first quarter of 2003. Foremost in the decrease in charge-offs, were consumer loan charge-offs which decreased $480,000, consisting mainly of sub-prime automobile loans. Additional factors management considered were the level of delinquent loans, which declined from 0.94% of total loans at March 31, 2003, to 0.54% at March 31, 2004, and nonaccrual loans which declined $227,000, or 7.1%, from March 31, 2003.

            Noninterest Income. For the three months ended March 31, 2004, noninterest income decreased $244,000, or 6.9%, compared to the same period last year. Foremost in this decrease was the gains on the sale of securities which decreased $515,000 for the three months ended March 31, 2004, compared to the same period last year. Also, EastPoint's license maintenance, processing and sales fees decreased $179,000 for the three months ended March 31, 2004 as compared to the same period last year. Expenses for EastPoint, which are recorded in various noninterest expense categories, were down $6,000 for the current quarter compared to the same period last year.

            Excluding security gains and EastPoint revenues, noninterest income increased $450,000, or 40.9%, for the three month period ended March 31, 2004 compared to the same period last year. The increase in the current quarter was largely attributed to increases in trust department fees, gains on the sale of loans and other income. Trust department fees increased $141,000, or 32.3%, for the three months ended March 31, 2004, compared to the same period last year, primarily due to revenue generated from new account relationships established in 2003. Gain on the sale of loans was $90,000 for the three-month period ended March 31, 2004 compared to no gain on the sale of loans in the same period last year. These gains resulted from management's decision to sell longer term fixed rate one- to four-family family residential mortgage loans to better position the balance sheet for a potential rise in interest rates. The increase of $220,000 in other income for the three months ended March 31, 2004 was largely from increases in the cash surrender value on life insurance policies due to a $7.5 million BOLI contract executed in May 2003.

            Operating Expenses. Operating (noninterest) expense was $9.3 million for the quarter ended March 31, 2004, a $620,000, or 7.2%, increase compared to non-interest expense of $8.7 million for the quarter ended March 31, 2003. Excluding an interest charge on the Bank's REIT of $44,000 in the quarter ended March 31, 2003 and $1.8 million of expenses attributable to EastPoint occurring in each of the quarters ended March 31, 2004 and March 31, 2003, non-interest expense for the first quarter of 2004 was $7.5 million, an increase of $670,000, or 9.9%, compared to $6.8 million for the first quarter of 2003. The majority of this increase, or $413,000, was in medical insurance, employment taxes and retirement programs. Additionally, with the implementation of the "Trusted Solutions" advertising campaign, marketing expenses increased $54,000. An increase in ATM and debit card usage led to data processing expense increasing $74,000. Professional services fees increased $232,000, primarily due to implementation of Six Sigma, a productivity improvement program, and due to the additional costs of complying with the Sarbanes-Oxley Act. These increases were partially offset by a reduction of $61,000 in FDIC insurance premium, reflecting the efforts made by management to improve the Bank's risk and earnings profile.

            Income Taxes. The Company's effective tax rate was 32.0% for the quarter ended March 31, 2004 as compared to 50.3% for the quarter ended March 31, 2003. Excluding the income tax and associated charges relating to the Bank's REIT disallowance in March 2003, the rate would have been 36.0%. The lower effective tax rate in the first quarter of 2004 was due in part to an increase in securities purchased in the Bank's subsidiary securities corporations, as the income generated from these corporations is taxed at a lower rate. The Company expects its effective tax rate will be approximately 32.0% to 32.5% for the remainder of 2004, primarily due to a higher level of income from the securities corporations.

Regulatory Capital

            The Company's capital to assets ratios for March 31, 2004 and December 31, 2003 were 10.12% and 10.11%, respectively. The various regulatory capital ratios for the Bank at March 31, 2004 and December 31, 2003 were as follows:

                                                                                         FDIC Minimums
                                         At March 31, 2004   At December 31, 2003   to be Well Capitalized
                                         -----------------   --------------------   ----------------------
Total capital to risk weighted assets:
    Berkshire Bank                             12.58%                12.57%                 10.00%

Tier 1 capital to risk weighted assets:

    Berkshire Bank                             11.14                 11.07                   6.00

Tier 1 capital to average assets:

    Berkshire Bank                              7.80                  7.87                   5.00

            As of March 31, 2004, Berkshire Bank met the conditions to be classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. As part of management's revised strategy to address the overall credit risk to the Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements.

Liquidity

            Liquidity is the ability to meet current and future financial obligations of a short term nature. Berkshire Bank further defines its liquidity requirements as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities.

            Berkshire Bank's primary investing activities are: (1) originating residential one- to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit and consumer loans; and (2) investing in mortgage- and asset-backed securities, U.S. government and agency obligations, and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. Berkshire Bank closely monitors its liquidity position on a daily basis. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through repurchase agreements with the Depositors Insurance Fund, the Bank's excess deposit insurer, and Lehman Brothers.

            Berkshire Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank. Certificates of deposit that were scheduled to mature in one year or less from March 31, 2004 were approximately $210.0 million.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

            Qualitative Aspects of Market Risk. The Bank's most significant form of market risk is interest rate risk. The principal objectives of the Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. The Bank maintains an Asset/Liability Committee consisting of six members of senior management and the Senior Financial Analyst, who are responsible for reviewing the Bank's asset/liability policies and interest rate risk position. The Asset/Liability Committee meets quarterly and reports to the Loan and Investment Committee of the Bank and the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

      The Bank manages interest rate risk by:

      o emphasizing the origination and purchase of adjustable rate loans and, from time to time, selling a portion of its longer-term fixed rate loans as market interest rate conditions dictate;

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

            For the Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $11.5 million at March 31, 2004. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Hills' stockholders' equity. Since December 31, 2003, this component has increased $1.8 million. It is not possible to predict with complete accuracy the direction and magnitude of market value changes in the securities portfolio. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

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

            The table below sets forth, as of March 31, 2004 and December 31, 2003, estimated net interest income and the estimated changes in the Company's net interest income for the next twelve-month period which may result given instantaneous increases or decreaes in market interest rates of 100 and 200 basis points.

  Increase/
  (decrease)
  in market             At March 31, 2004              At December 31, 2003
interest rates   -------------------------------  ------------------------------
in basis points              Dollar     Percent               Dollar    Percent
 (rate shock)     Amount     Change     change     Amount     change    change
---------------  --------   --------   ---------  --------   --------  ---------

      200         $38,284   $(1,337)    (3.37)%    $37,144   $(1,757)    (4.52)%
      100          39,273      (348)    (0.88)      38,162      (739)    (1.90)
    Static         39,621        --        --       38,901        --        --
     (100)         39,584       (37)    (0.09)      39,478       577      1.48
     (200)         36,816    (2,805)    (7.08)      37,116    (1,785)    (4.59)

            In the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points, the March 31, 2004 table indicates a decrease in net interest income of $37,000 while the December 31, 2003 table indicates an increase of $577,000. The primary reason for this difference is that, during the first quarter of 2004, the Bank continued its strategy of selling and securitizing longer-term, fixed-rate residential mortgages and emphasizing the origination of adjustable-rate commercial loans. In the event of a sudden and sustained 200 basis point decline in market interest rates, the March 31, 2004 table indicates a decrease of $2.8 million, more than the decrease of $1.8 million indicated by the December 31, 2003 table, again reflecting the Bank's strategy mentioned above.

            In the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points, the March 31, 2004 table indicates that net interest income would decrease by $348,000 and $1.3 million, respectively. The December 31, 2003 table indicates that a sudden and sustained increase of 100 and 200 basis points would decrease net interest income by $739,000 and $1.8 million, respectively. The primary reason for these decreases in interest rate risk sensitivity are the above-mentioned Bank strategies regarding loans and a decision by senior management to decrease the sensitivity of rates on certificates of deposit to changes in prevailing market interest rates.

            Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on certificates of deposit, and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table provides certain information with regard to shares repurchase by the Company in the first quarter of 2004.

------------------------------------------------------------------------------------------------
                                                                                     (d)
                                                               (c)             Maximium Number
                                                         Total Number of       (or Approximate
                          (a)               (b)         Shares (or Units)      Dollar Value) of
                      Total Number     Average price    Purchased as Part     Shares (or Units)
                       of Shares         Paid per          of Publicly         that May Yet Be
                       (or Units)          Share         Announced Plans     Purchased Under the
     Period            Purchased         (or Unit)         or Programs        Plans or Programs
------------------------------------------------------------------------------------------------
January 1 -
January 31, 2004          7,782           $37.80              7,782               178,404
------------------------------------------------------------------------------------------------
February 1 -
February 29, 2004           663            36.71                663               177,741
------------------------------------------------------------------------------------------------
March 1 -
March 31, 2004            2,000            34.73              2,000               175,741
------------------------------------------------------------------------------------------------
Total                    10,445           $37.14             10,445               175,741
------------------------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      On June 3, 2003, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 300,000 shares of the Company's common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (ss.249.308 OF THIS CHAPTER).

      (a)   Exhibits

            3.1   Certificate of Incorporation of Berkshire Hills Bancorp, Inc.
                  (1)

            3.2   Bylaws of Berkshire Hills Bancorp, Inc. (2)

            4.0   Stock Certificate of Berkshire Hills Bancorp, Inc. (1)

            31.1 Rule 13a - 14(a)/15d - 14(a) Certifications of Chief Executive Officer

            31.2 Rule 13a - 14(a)/15d - 14(a) Certifications of Chief Financial Officer

            32.1  Section 1350 Certification of Chief Executive Officer

            32.2  Section 1350 Certification of Chief Financial Officer

----------
(1) Incorporated herein by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-32146.

(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-K as filed on March 11, 2004.

      (b)   Reports on Form 8-K

                  On January 6, 2004, the Company furnished a Form 8-K in which it announced under Item 9 that it expected to issue its fourth quarter earnings release on January 28, 2004 and conduct a conference call at 10:00 a.m. on January 29, 2004 to discuss the results for the fourth quarter and year ended December 31, 2003. Instructions on how to access the call and an investor presentation to supplement the call were contained in the press release. A copy of the Company's press release dated January 5, 2004 was attached by exhibit.

                  On January 29, 2004, the Company filed a Form 8-K in which it announced, under Item 12, the following: (1) its financial results for the quarter and year ended December 31, 2003; (2) earnings guidance for the 2004 fiscal year; (3) the declaration of a quarterly dividend of $0.12 per share; and (4) that its 2004 annual meeting of stockholders would be held on May 6, 2004. The press release announcing these items was attached by exhibit.

                  On March 30, 2004, the Company furnished a Form 8-K in which it announced under Item 9 that it expected to issue its first quarter earnings release on April 28, 2004 and conduct a conference call at 10:00 a.m. on April 29, 2004 to discuss the results for the first quarter ended March 31, 2004. Instructions on how to access the call and an investor presentation to supplement the call were contained in the press release. A copy of the Company's press release dated March 30, 2004 was attached by exhibit.

                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BERKSHIRE HILLS BANCORP, INC.

Dated: May 7, 2004              By: /s/ Michael P. Daly
                                    -----------------------------------
                                    Michael P. Daly
                                    President, Chief Executive Officer
                                    and Director
                                    (principal executive officer)

Dated: May 7, 2004              By: /s/ Wayne F. Patenaude
                                    -------------------------------------
                                    Wayne F. Patenaude
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)