Form 10-Q
period 2004-06-30
BERKSHIRE HILLS BANCORP INC
filed 2004-08-06
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________


                         Commission File Number 1-15781


                           BERKSHIRE HILLS BANCORP, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


Delaware                                                            04-3510455
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
organization)                                                Identification No.)


24 North Street, Pittsfield, Massachusetts                               01201
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                  (413) 443-5601
  -----------------------------------------------------------------------------
                (Registrant telephone number, including area code)


                                  Not Applicable
  -----------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

     The Registrant had 5,871,261 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2004.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                           Page
                                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets as of                                                   1
         June 30, 2004 and December 31, 2003

         Consolidated Statements of Income for the Three and Six                             2
         Months Ended June 30, 2004 and 2003


         Consolidated Statements of Changes in Stockholders' Equity                          3
                for the Six Months Ended June 30, 2004 and 2003


         Consolidated Statements of Cash Flows for the                                       4
         Six Months Ended June 30, 2004 and 2003


         Notes to Consolidated Financial Statements                                          6

Item 2. Management's Discussion and Analysis of Financial                                    9
            Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk                         16

Item 4. Controls and Procedures
                                                                                            18

PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                                   19
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities    19
Item 3. Defaults Upon Senior Securities                                                     19
Item 4. Submission of Matters to a Vote of Security Holders                                 19
Item 5. Other Information                                                                   20
Item 6. Exhibits and Reports on Form 8-K                                                    20

Signatures                                                                                  21

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                      BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                                                                           June 30,          December 31,
                                                                                             2004                2003
                                                                                          -----------         -----------
                                                                                                  (In thousands)
Assets:
Cash and due from banks                                                                   $    15,981         $    15,583
Short-term investments                                                                          5,167               1,859
                                                                                          -----------         -----------
          Total cash and cash equivalents                                                      21,148              17,442
Securities available-for-sale, at fair value                                                  394,469             307,425
Securities held-to-maturity, at amortized cost                                                 27,435              36,903
Federal Home Loan Bank stock, at cost                                                          16,898              12,923
Savings Bank Life Insurance stock, at cost                                                      2,043               2,043
Loans                                                                                         795,365             792,227
Allowance for loan losses                                                                      (9,248)             (8,969)
                                                                                          -----------         -----------
          Net loans                                                                           786,117             783,258
Premises and equipment, net                                                                    13,137              12,626
Foreclosed real estate, net                                                                        25                --
Accrued interest receivable                                                                     5,292               5,080
Goodwill and other intangibles                                                                  5,763              10,233
Net deferred tax assets                                                                         3,999               1,725
Bank owned life insurance                                                                       7,912               7,721
Due from broker                                                                                   458               7,089
Other assets                                                                                   11,391              14,080
                                                                                          -----------         -----------
               Total assets                                                               $ 1,296,087         $ 1,218,548
                                                                                          ===========         ===========
Liabilities:
Deposits                                                                                      847,403             830,244
Federal Home Loan Bank advances                                                               321,722             251,465
Loans sold with recourse                                                                          191                 473
Due to broker                                                                                    --                 5,646
Accrued expenses and other liabilities                                                          4,716               5,293
                                                                                          -----------         -----------
               Total liabilities                                                            1,174,032           1,093,121
                                                                                          -----------         -----------
Minority interests                                                                               --                 2,252
                                                                                          -----------         -----------

Stockholders' equity:
    Preferred stock ($.01 par value; 1,000,000 shares
        authorized; no shares issued and outstanding)                                            --                  --
    Common stock ($.01 par value; 26,000,000 shares authorized; and 7,673,761 shares issued at June 30, 2004 and December 31, 2003; shares
        outstanding 5,871,261 at June 30, 2004 and 5,903,082 at December 31, 2003)                 77                  77
    Additional paid-in capital                                                                 76,921              75,764
    Unearned compensation                                                                      (8,251)             (8,507)
    Retained earnings                                                                          90,114              86,276
    Accumulated other comprehensive income                                                      1,080               5,559
    Treasury stock, at cost (1,802,500 shares at June 30, 2004
        and 1,770,679 shares at December 31, 2003)                                            (37,886)            (35,994)
                                                                                          -----------         -----------
               Total stockholders' equity                                                     122,055             123,175
                                                                                          -----------         -----------
               Total liabilities and stockholders' equity                                 $ 1,296,087         $ 1,218,548
                                                                                          ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                      BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited


                                                                          Three Months Ended         Six Months Ended
                                                                                June 30,                 June 30,
                                                                         ---------------------     ---------------------
                                                                           2004         2003         2004         2003
                                                                         --------     --------     --------     --------
                                                                              (In thousands, except per share data)
Interest and dividend income:
    Bond interest                                                        $  4,148     $  1,551     $  7,986     $  3,123
    Stock dividends                                                           211          214          608          478
    Short-term investment interest                                              1           14           17           98
    Loan interest                                                          10,377       12,360       21,116       24,341
                                                                         --------     --------     --------     --------
Total interest and dividend income                                         14,737       14,139       29,727       28,040
                                                                         --------     --------     --------     --------

Interest expense:
    Interest on deposits                                                    3,026        3,613        6,112        7,371
    Interest on FHLB advances and other borrowings                          1,959        1,093        3,699        2,156
                                                                         --------     --------     --------     --------
Total interest expense                                                      4,985        4,706        9,811        9,527
                                                                         --------     --------     --------     --------
Net interest income                                                         9,752        9,433       19,916       18,513
Provision for loan losses                                                     425          785          775        1,110
                                                                         --------     --------     --------     --------
Net interest income, after provision for loan losses                        9,327        8,648       19,141       17,403

Noninterest income:
    Customer service fees                                                     634          619        1,158        1,175
    Trust department fees                                                     648          554        1,225          990
    Loan fees                                                                 103          147          182          195
    Gain on sale of securities, net                                           377          317          702        1,157
    Gain (loss) on sale of loans, net                                          (6)         138           84          138
    Other income                                                              209          121          489          181
                                                                         --------     --------     --------     --------
               Total noninterest income                                     1,965        1,896        3,840        3,836
                                                                         --------     --------     --------     --------
Operating expenses:
    Salaries and benefits                                                   3,890        4,712        8,493        8,700
    Occupancy and equipment                                                   975          913        2,034        1,962
    Marketing and advertising                                                 270          139          427          242
    Data processing                                                           331          281          725          546
    Professional services                                                     357          261          785          482
    Office supplies                                                           124          140          262          327
    Foreclosed real estate and other loans, net                               171          286          254          407
    Other general and administrative expenses                                 815          850        1,517        1,797
                                                                         --------     --------     --------     --------
               Total operating expenses                                     6,933        7,582       14,497       14,463
                                                                         --------     --------     --------     --------
Income from continuing operations before taxes                              4,359        2,962        8,484        6,776
    Provision for income taxes                                              1,402          786        2,728        2,678
                                                                         --------     --------     --------     --------
    Income from continuing operations                                       2,957        2,176        5,756        4,098
                                                                         --------     --------     --------     --------
Loss from discontinued operations (including loss on sale of $75,000)        (386)         (57)        (653)        (208)
Income tax benefit                                                           (131)         (19)        (222)         (70)
                                                                         --------     --------     --------     --------
     Net loss from discontinued operations                                   (255)         (38)        (431)        (138)
                                                                         --------     --------     --------     --------
              Net income                                                 $  2,702     $  2,138     $  5,325     $  3,960
                                                                         ========     ========     ========     ========

Earnings per share:
    Basic                                                                $   0.51     $   0.40     $   1.01     $   0.74
    Diluted                                                              $   0.47     $   0.38     $   0.93     $   0.69

Weighted average shares outstanding:
    Basic                                                                   5,292        5,291        5,291        5,355
    Diluted                                                                 5,725        5,687        5,742        5,733



     See accompanying notes to unaudited consolidated financial statements.

                      BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                    Unaudited


                                                                                            Accumulated
                                                        Additional                              Other
                                              Common      Paid-in    Unearned     Retained  Comprehensive   Treasury
                                               Stock      Capital  Compensation   Earnings      Income        Stock        Total
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------
                                                                                (In thousands)
Balance at December 31, 2003                 $      77   $  75,764   $  (8,507)   $  86,276    $   5,559    $ (35,994)   $ 123,175
                                                                                                                         ---------
Comprehensive income:
    Net income                                    --          --          --          5,325         --           --          5,325
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustment and
        tax effects                               --          --          --           --         (4,479)        --         (4,479)
                                                                                                                         ---------
                Total comprehensive income                                                                                     846
                                                                                                                         ---------
Reversals from discontinued operations            --           142        --           (142)        --           --           --
Cash dividends paid ($0.24 per share)             --          --          --         (1,314)        --           --         (1,314)

Treasury stock purchased                          --          --          --           --           --         (2,666)      (2,666)

Treasury stock released                           --           358        --           --           --            238          596

Reissuance of Treasury stock under                --          --          --            (31)        --            536          505
Stock Option Plan (30,113 shares)

Change in unearned compensation - MRP             --           219          19         --           --           --            238

Change in unearned compensation - ESOP            --           438         237         --           --           --            675
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at June 30, 2004                     $      77   $  76,921   $  (8,251)   $  90,114    $   1,080    $ (37,886)   $ 122,055
                                             =========   =========   =========    =========    =========    =========    ==========


Balance at December 31, 2002                 $      77   $  74,632   $  (9,535)   $  80,011    $   5,542    $ (30,158)   $ 120,569
                                                                                                                         ---------
Comprehensive income:
    Net income                                    --          --          --          3,960         --           --          3,960
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustment and
        tax effects                               --          --          --           --            328         --            328
                                                                                                                         ---------
                Total comprehensive income                                                                                   4,288
                                                                                                                         ---------
Cash dividends paid ($0.24 per share)             --          --          --         (1,333)        --           --         (1,333)

Treasury stock purchased                          --          --          --           --           --         (6,885)      (6,885)

Treasury stock released                           --          --          --            (34)        --            586          552

Change in unearned compensation - MRP             --           570          25         --           --           --            595

Change in unearned compensation - ESOP            --           228         237         --           --           --            465
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at June 30, 2003                     $      77   $  75,430   $  (9,273)   $  82,604    $   5,870    $ (36,457)   $ 118,251
                                             =========   =========   =========    =========    =========    =========    =========



See accompanying notes to unaudited consolidated financial statements.

                      BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                        2004                2003
                                                                                     ----------           ---------
                                                                                             (In thousands)
Cash flows from operating activities:
  Continuing operations:
    Net income                                                                         $ 5,756             $ 4,098
    Adjustments to reconcile net income to net cash provided by operating activities:
            Provision for loan losses                                                      775               1,110
            Net amortizaton of securities                                                  811                 917
            Depreciation and amortization expense                                          824                 829
            Management Awards Plan Expense                                                 620                 595
            Employee Stock Ownership Plan Expense                                          675                 465
            Increase in cash surrender value of Bank Owned Life Insurance                 (191)                (29)
            Gain on sales and dispositions of securities, net                             (702)             (1,157)
            (Gain) on sale of loans, net                                                   (84)                  -
            Loss on sale/write-down of foreclosed real estate, net                           -                  44
            Deferred tax provision                                                          69                 269
            Changes in operating assets and liabilities:
                Accrued interest receivable and other assets                             2,477                 973
                Accrued expenses and other liabilities                                    (577)                868
                                                                                     ----------           ---------
                      Net cash provided by continuing operations                        10,453               8,982

  Discontinued operations:
    Net loss                                                                              (431)               (138)
    Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization expense                                          188                 260
            Amortization of goodwill and other intangibles                                  94                 101
            Minority interest                                                               --                (137)
            Proceeds from sale of discontinued operations                                2,049                  --
            Loss on sale of discontinued operations                                         75                  --
                                                                                     ----------           ---------
                      Net cash provided by discontinued operations                       1,975                  86

                      Total net cash provided by operating activities:                  12,428               9,068
                                                                                     ----------           ---------

Cash flows from investing activities:
  Continuing operations:
    Activity in available-for-sale securities:
        Sales                                                                            3,781               9,600
        Maturities                                                                      21,444              85,247
        Principal payments                                                              29,092              14,231
        Purchases                                                                     (147,012)            (98,315)
    Activity in held-to-maturity securities:
        Maturities                                                                       8,313              11,788
        Principal payments                                                               7,265              23,771
        Purchases                                                                       (6,405)            (38,079)
    Purchase of Federal Home Loan Bank stock                                            (3,975)               (418)
    Purchase of Bank Owned Life Insurance                                                   --              (7,500)

                                        (continued)

                      BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (concluded)
                                    Unaudited


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     ------------------------
                                                                                        2004          2003
                                                                                     ---------      ---------
                                                                                          (In thousands)
    Loan originations, net of principal payments and purchases                       $ (55,300)     $(100,987)
    Proceeds from sale of loans from portfolio                                          51,725           --
    Additions to banking premises and equipment                                         (2,068)          (927)
    Proceeds from sale of foreclosed real estate                                          --            1,456
    Purchase of common stock in connection with stock awards plan                          214           --
                                                                                     ---------      ---------
               Net cash used by continuing operating investing activities              (92,926)      (100,133)

   Discontinued operations:
    Additions to banking premises and equipment                                            (76)           (27)
    Proceeds from sale of equipment                                                        621           --
                                                                                     ---------      ---------
               Net cash provided (used) by discontinued investing activities               545            (27)

               Total net cash provided by investing operations:                        (92,381)      (100,160)
                                                                                     ---------      ---------

Cash flows from financing activities:
    Net increase in deposits                                                         $  17,159      $  34,412
    Net decrease in securities sold under agreements to repurchase                        --             (700)
    Proceeds from Federal Home Loan Bank advances with maturities
       in excess of three months                                                       184,000         55,000
    Repayments of Federal Home Loan Bank advances with maturities
       in excess of three months                                                      (113,743)       (57,846)
    Proceeds of borrowings with maturiites of three months or
       less, net of repayments                                                            --           27,000
    Net decrease in loans sold with recourse                                              (282)          (436)
    Treasury stock purchased                                                            (2,666)        (6,885)
    Exercise of officer stock options and non-employee Director benefit programs           505            552
    Dividends                                                                           (1,314)        (1,333)
                                                                                     ---------      ---------
                  Net cash provided by financing activities                             83,659         49,764
                                                                                     ---------      ---------

Net change in cash and cash equivalents                                                  3,706        (41,328)

Cash and cash equivalents at beginning of period                                        17,442         60,655
                                                                                     ---------      ---------

Cash and cash equivalents at end of period                                           $  21,148      $  19,327
                                                                                     =========      =========

Supplemental cash flow information:
    Interest paid on deposits                                                        $   6,101      $   7,379
    Interest paid on borrowed funds                                                      3,587          2,153
    Income taxes paid (refunded)                                                           887           (209)
    Transfer from loans to foreclosed real estate                                           25           --
    Due to broker                                                                         --           16,411
    Due from broker                                                                        458           --


See accompanying notes to unaudited consolidated financial statements.

                      BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (Unaudited)

Note 1. Basis of Presentation

     The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp. and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2003. The consolidated financial information at June 30, 2004 and for the three- and six-month periods ended June 30, 2004 and 2003 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

     On June 18, 2004 the Company announced the sale of the business assets of EastPoint Technologies, LLC ("EastPoint"), a software and data processing provider for financial institutions, to a subsidiary of Open Solutions Inc. (NASDAQ: OPEN). The Company owned 60.3 percent of EastPoint and recognized approximately $2.8 million on the sale. The transaction resulted in a net loss of $75,000 to the Company ($49,500 net of taxes). This loss, in addition to a current quarter net operating loss of $311,000 ($211,500, net of taxes) from EastPoint through June 18, 2004, was recorded as a loss from discontinued operations. The Company also has the potential to receive up to an additional $750,000 in two years. Prior periods presented have been adjusted to reflect the sale of EastPoint and the discontinued operations.

Note 2. Commitments

     At June 30, 2004, the Company had outstanding commitments to originate new residential and commercial loans totaling $34.0 million, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $49.7 million and unadvanced commercial lines, including unadvanced construction loan funds, totaled $69.4 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3. Earnings Per Share

     Basic earnings per share represent net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three and six months ended June 30, 2004 and 2003.

                                                 Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                               ------------------------      ------------------------
                                                  2004           2003           2004           2003
                                               ---------      ---------      ---------      ---------
                                                     (In thousands, except per share amounts)
Net income from continuing operations          $   2,957      $   2,176      $   5,756      $   4,098
Net loss from discontinued operations               (255)           (38)          (431)          (138)
                                               ---------      ---------      ---------      ---------
    Net income                                 $   2,702      $   2,138      $   5,325      $   3,960
                                               =========      =========      =========      =========
Weighted average common shares                     5,292          5,291          5,291          5,355
Dilutive effect of potential common shares
 related to stock compensation plans                 433            396            451            378
                                               ---------      ---------      ---------      ---------
Weighted average common shares
   including potential dilution                    5,725          5,687          5,742          5,733
                                               =========      =========      =========      =========
Continuing operations:
Basic earnings per share                       $    0.56      $    0.41      $    1.09      $    0.77
Diluted earnings per share                     $    0.52      $    0.39      $    1.00      $    0.71

Discontinued operations:
Basic loss per share                           $   (0.05)     $   (0.01)     $   (0.08)     $   (0.03)
Diluted loss per share                         $   (0.05)     $   (0.01)     $   (0.08)     $   (0.03)

Net income:
Basic earnings per share                       $    0.51      $    0.40      $    1.01      $    0.74
Diluted earnings per share                     $    0.47      $    0.38      $    0.93      $    0.69

Note 4. Tangible Book Value

     The tangible book value per share of Berkshire Hills' common stock at June 30, 2004 was $19.81, based on tangible stockholders' equity of $116.3 million and outstanding shares of 5,871,261. The tangible book value per share at December 31, 2003 was $19.13 based on tangible stockholders' equity of $112.9 million and total outstanding shares of 5,903,082.

Note 5. Dividend

     On April 28, 2004, the Company's Board of Directors declared a cash dividend of $0.12 per share, which was paid on May 24, 2004, to stockholders of record on May 10, 2004.

Note 6. Goodwill and Other Intangibles

     Goodwill and other intangibles include goodwill associated with the acquisition by Berkshire Hills Technology of a majority interest in EastPoint, as well as the Company's purchase of two branches from another financial institution in 1991 and three branches in 1998, which are evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint purchase, which were included in the sale of business assets of EastPoint on June 18, 2004. The carrying amount of goodwill and other intangibles as of June 30, 2004 was $5.8 million and $10.2 million on December 31, 2003. As of December 31, 2003, the gross carrying amount and accumulated amortization of these customer relationships were $101,000 and $507,000, respectively. The amortization expense and other intangible assets amounted to $94,000 for the six-month period ended June 30, 2004 and $102,000 for the six-month period ending June 30, 2003.

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

     At June 30, 2004 and December 31, 2003, the Company had stock option plans and has elected to continue with the accounting methodology in Opinion No. 25, and as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting has been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                  ----------------------        ------------------------
                                                    2004           2003           2004            2003
                                                  -------        -------        -------        ---------
                                                        (In thousands, except per share amounts)
Net income, as reported                           $ 2,702        $ 2,138        $ 5,325        $   3,960
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects            133            104            266              208
                                                  -------        -------        -------        ---------
Pro forma net income                              $ 2,569        $ 2,034        $ 5,059        $   3,752
                                                  =======        =======        =======        =========
Earnings per share
       Basic - as reported                        $  0.51        $  0.40        $  1.01        $    0.74
                                                  =======        =======        =======        =========
       Basic - pro forma                          $  0.49        $  0.38        $  0.96        $    0.70
                                                  =======        =======        =======        =========
       Diluted - as reported                      $  0.47        $  0.38        $  0.93        $    0.69
                                                  =======        =======        =======        =========
       Diluted - pro forma                        $  0.45        $  0.36        $  0.88        $    0.65
                                                  =======        =======        =======        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2004 and 2003, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward-Looking Statements

     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills and Berkshire Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Berkshire Hills' and Berkshire Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' and Berkshire Bank's market area, changes in real estate market values in Berkshire Hills' and Berkshire Bank's market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire Hills does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

     Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks. With eleven full-service branch offices serving communities throughout Berkshire County, and a representative office in Albany, New York, Berkshire Bank is the largest banking institution based in western Massachusetts. The Bank is a community-based financial institution that originates a variety of loan products including real estate loans, commercial loans and consumer loans primarily in Berkshire County, Massachusetts and its surrounding areas. The Bank offers a wide variety of deposit products and other investment products and financial services, including asset management and trust services and municipal finance.

Recent Developments

     On July 21, 2004, the Company announced that Berkshire Bank had entered into an agreement to purchase assets and assume liabilities with The National Bank of Vernon for its Oriskany Falls, New York branch office, including the premises. As of June 30, 2004, the deposits to be purchased from The National Bank of Vernon totaled approximately $7.8 million. Berkshire Bank has agreed to pay a premium of 11.5% of the deposits on the acquisition date. The transaction is subject to certain conditions being satisfied prior to closing, including receipt of all required regulatory approvals. This acquisition will provide the opportunity to seek regulatory approval to open full-service branches in the Albany, New York area.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

     Total assets at June 30, 2004 were $1.30 billion, an increase of $77.5 million, or 6.4%, from December 31, 2003. The increase in assets was primarily due to an increase of $87.0 million, or 28.3%, in securities available for sale. This increase was largely funded by a $70.3 million increase in Federal Home Loan Bank advances, and an increase of $17.2 million in deposits.

Loans

     Loans increased $3.1 million from December 31, 2003. Residential real estate loans decreased $45.6 million during the first six months of 2004 due to the securitization of $38.7 million of one- to four-family longer-term fixed rate mortgages and the sale of $6.5 million of one- to four-family longer-term fixed rate mortgages, as the Bank continued to reduce its exposure to loans and investments with longer maturities. Commercial real estate loans increased $45.9 million, as the Bank has been successful in soliciting new relationships and as the commercial real estate market in Berkshire County has been selected as a viable investment alternative for many investors. However, commercial loans decreased $9.3 million as our market experienced weak demand for commercial and industrial financing during the first six months of 2004. The automobile loan portfolio increased $13.5 million during the first six months of 2004, as increased marketing efforts aimed at generating high quality loans with FICO scores above 700 continued to gain momentum. Home equity loans increased $2.4 million, or 5.3%.


                                                 At June 30, 2004              At December 31, 2003
                                            -------------------------       -------------------------
                                                              Percent                        Percent
                                             Balance         of total        Balance         of total
                                            ---------       ---------       ---------       ---------
                                                              (Dollars in thousands)
  Real estate loans:
       Residential one- to four-family      $ 205,907           25.89%      $ 254,939           32.18%
       Residential land development
             and construction                  13,974            1.76%         10,583            1.34%
       Commercial real estate                 212,670           26.74%        166,796           21.05%
       Commercial land development
             and construction                  20,518            2.58%         24,136            3.05%
       Multi-family                            15,521            1.95%         15,514            1.96%
                                            ---------       ---------       ---------       ---------
         Total real estate loans              468,590           58.92%        471,968           59.58%

  Commercial loans                            157,010           19.74%        166,296           20.99%

  Consumer loans:
       Automobile                             117,179           14.73%        103,674           13.09%
       Home equity loans                       48,218            6.06%         45,783            5.78%
       Other                                    4,368            0.55%          4,506            0.56%
                                            ---------       ---------       ---------       ---------
         Total consumer loans                 169,765           21.34%        153,963           19.43%

  Total loans                                 795,365          100.00%        792,227          100.00%
                                                            =========                       =========

  Less:  Allowance for loan losses             (9,248)           1.16%         (8,969)           1.13%
                                            ---------                       ---------
       Loans, net                           $ 786,117                      $ 783,258
                                            =========                       =========

Allowance for Loan Losses

     All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio based on the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions to maintain the allowance at a level considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that, based on the information available on June 30, 2004, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio as of such date.

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

     At June 30, 2004, the allowance for loan losses totaled $9.2 million, or 1.16%, of total loans outstanding and 291.74% of nonperforming loans, as compared to $9.0 million, or 1.13%, of total loans outstanding and 280.37% of nonperforming loans at December 31, 2003. Charged-off loans totaled $1.0 million during the first six months of this year as compared to $2.3 million for the same six month period last year. The improvement was almost exclusively from indirect automobile loans, as the Bank's credit risk profile for these loans has improved greatly since June 30, 2003.

     The following table sets forth information regarding the allowance for loan losses for the six-month periods ended June 30, 2004 and 2003.

                                                                Six  Months Ended
                                                         -------------------------------
                                                         June 30, 2004     June 30, 2003
                                                         -------------     -------------
                                                             (Dollars in thousands)
Allowance for loan losses, beginning of period              $ 8,969           $10,308

Charge-offs:
     Residential one- to four-family                           --                --
     Residential land development and construction             --                --
     Commercial real estate                                      34              --
     Commercial land development and construction              --                --
     Multi-family                                              --                --
     Commercial                                                --                  43
     Consumer (1)                                               984             2,232
                                                            -------           -------
         Total charge-offs                                    1,018             2,275
                                                            -------           -------
Recoveries:
     Residential one- to four-family                           --                --
     Residential land development and construction             --                --
     Commercial real estate                                    --                --
     Commercial land development and construction              --                --
     Multi-family                                              --                --
     Commercial                                                 153               416
     Consumer (1)                                               369               723
                                                            -------           -------
         Total recoveries                                       522             1,139
                                                            -------           -------
Net charge-offs                                                 496             1,136

Provision                                                       775             1,110
                                                            -------           -------
Allowance for loan losses, end of period                    $ 9,248           $10,282
                                                            =======           =======
Net loans charged-off to total loans                           0.07%             0.14%
Allowance for loan losses to total loans                       1.16%             1.25%
Allowance for loan losses to nonperforming loans             291.74%           286.57%
Recoveries to charge-offs                                     51.28%            50.07%

  (1) Consists primarily of automobile loans

Nonperforming Assets

     The following table sets forth information regarding nonperforming assets as of June 30, 2004 and December 31, 2003.

                                                         At June 30, 2004  At December 31, 2003
                                                         ----------------  --------------------
                                                                  (Dollars in thousands)
Nonaccruing loans:
     Residential one- to four-family                          $  266             $  348
     Residential land development and construction              --                 --
     Commercial real estate                                      934                496
     Commercial land development and construction               --                 --
     Multi-family                                               --                 --
     Commercial                                                1,609              1,887
     Automobile                                                  350                451
     Home equity                                                --                 --
     Other consumer                                               11                 17
                                                              ------             ------
         Total                                                 3,170              3,199
                                                              ------             ------
Other real estate owned                                           25               --
                                                              ------             ------
Total nonperforming assets                                    $3,195             $3,199
                                                              ======             ======

Total nonperforming loans to total loans                        0.40%              0.40%

Total nonperforming assets to total assets                      0.25%              0.26%

     Generally, the Company ceases accruing interest on all loans, except automobile loans, when principal or interest payments are 90 days or more past due, unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. With regard to automobile loans, all delinquent automobile loans remain on accrual status until they are 120 days past due, at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. At June 30, 2004, the Company had $82,000 in automobile loans that were 90 days past due and still accruing as compared to $306,000 at December 31, 2003.

     Nonaccruing loans totaled $3.2 million at June 30, 2004, a decrease of $29,000, from December 31, 2003. Commercial real estate nonaccruing loans increased $438,000, from December 31, 2003, primarily due to the addition of two adequately reserved loans which are current with their payments. Partially offsetting the increase was a decrease of $278,000 in commercial loans and a decrease of $101,000 in automobile loans due to collections and loan amortizations received. The ratio of nonperforming loans as a percentage of total loans was 0.40%, at June 30, 2004 and December 31, 2003. The Bank held $25,000 in foreclosed real estate at June 30, 2004, compared to none at December 31, 2003.

Investment Securities

     Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $440.8 million at June 30, 2004, an increase of $81.6 million, or 22.7%, from December 31, 2003. The increase was primarily due to the securitization of $38.7 million of the Bank's one- to four-family fixed rate mortgages and the purchase of pass-through mortgage-backed securities with average maturities of 3.5 years with limited risk of average life extension. These securities were purchased to leverage the Bank's capital, reduce interest rate risk exposure to longer-term investments while taking advantage of a steep yield curve. The Bank sold securities totaling $458,000 in the second quarter for a net gain of $377,000. The net unrealized gain in the securities portfolio, net of taxes, decreased $4.5 million to $1.1 million at June 30, 2004, primarily due to a decline in the market value of the debt portfolio, which was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

Bank Owned Life Insurance ("BOLI")

     The single premium BOLI contract executed in May 2003 totaled $7.9 million at June 30, 2004, an increase of $191,000 from December 31, 2003. The income earned on BOLI is recorded as an increase in the asset and noninterest income.

Deposits

     Customers' deposits are the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of June 30, 2004 and December 31, 2003.

                                          At June 30, 2004                   At December 31, 2003
                                    ---------------------------          ---------------------------
                                                      Percent                              Percent
                                    Balance         of deposits          Balance         of deposits
                                    -------         -----------          -------         -----------
                                                         (Dollars in thousands)
Demand deposits                    $103,028            12.16%            $102,788            12.38%
NOW accounts                         98,796            11.66%              94,606            11.39%
Savings accounts                    166,449            19.64%             171,603            20.67%
Money Market accounts               153,789            18.15%             139,897            16.85%
Certificates of Deposit             325,341            38.39%             321,350            38.71%
                                   --------                              --------
     Total deposits                $847,403                              $830,244
                                   ========                              ========

     Core deposits (represented by demand, NOW, savings and money market accounts) were $522.1 million at June 30, 2004, an increase of $13.2 million, or 2.6%, from December 31, 2003. Certificates of deposit increased $4.0 million, or 1.2%, from December 31, 2003, as the Bank continued to actively pursue relationships through the Trusted Solutions /sm/ brand campaign initiated in early 2004.

Borrowings

     Borrowings from the Federal Home Loan Bank of Boston totaled $321.7 million at June 30, 2004, a $70.3 million, or 27.9%, increase from $251.5 million at December 31, 2003. This increase represented new borrowings with terms ranging from one month to three years. The Company had an additional borrowing capacity of $56.8 million at the Federal Home Loan Bank of Boston at June 30, 2004.

Stockholders' Equity

     At June 30, 2004, the Company had $122.1 million in stockholders' equity compared to $123.2 million at December 31, 2003, a decrease of $1.2 million. The decrease was primarily due to the repurchase of 64,900 shares at a cost of $2.2 million, a decrease of $4.5 million in net unrealized gain on securities, net of taxes, which was recognized in accumulated other comprehensive income and the payment of cash dividends of $0.24 per common share amounting to $1.3 million. Partially offsetting these decreases in stockholders' equity was net income of $5.3 million and increases to additional paid-in capital of $1.2 million.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2004 and 2003

     Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income increased $319,000, or 3.4%, for the three months ended June 30, 2004, and increased $1.4 million, or 7.6%, for the six months ended June 30, 2004, primarily due to an increase in average assets and a lower cost of funds was offset by a decrease in the yield on average interest-earning assets. The yield on average earning assets declined from 5.59% for the three months ended June 30, 2004 compared to 4.83% for the three months ended June 30, 2003 and declined from 5.61% for the six-month period ended June 30, 2004, and to 4.95% for the six-month period ended June 30, 2003, respectively, due primarily to the lower interest rate environment. The Company's net interest margin was 3.19% for the three-month period and 3.32% for the six-month period ended June 30, 2004, compared to 3.73% for the six months ended June 30, 2004 and 3.70% for the six months ended June 30, 2003. The decreases in net interest margin were attributable to heavy prepayment activity during the second quarter of 2004, coupled with loan originations and bond purchases at lower yields. The Company expects the net interest margin to stabilize over the next six months based on scenarios where general market interest rates either remain stable or rise or fall gradually by approximately 100 basis points.

     Total interest and dividend income increased $598,000, or 4.2%, for the three months ended June 30, 2004 and $1.7 million, or 6.0%, for the six months ended June 30, 2004, compared to the same periods last year. The increases occurred primarily due to an increase of $40.0 million in average earning assets for the three months ended June 30, 2004 and an increase of $82.7 million in average earning assets for the six-month period ended June 30, 2004. Interest earned on the Company's investment portfolio increased $2.6 million for the three months ended June 30, 2004, and $4.9 million for the six months ended June 30, 2004, as higher average balances were able to offset lower average rates earned. Loan interest declined $2.0 million, or 16.1%, for the three months ended June 30, 2004 and declined $3.2 million, or 13.3%, for the six months ended June 30, 2004 as compared to the same periods last year. The decline was due to the sale of higher rate sub-prime automobile loans in December 2003, the securitization of $55.0 million of one- to four- family fixed-rate mortgages and the impact of lower market interest rates.

     An increase in average funding liabilities of $213.2 million for the three months ended June 30, 2004, and $197.0 million for the six months ended June 30, 2004, resulted in increases in interest expense of $279,000 for the three-month period and $284,000 for the six months ended June 30, 2004, compared to the same periods last year. Interest expense on deposits fell by $587,000 for the three-month period and $1.3 million for the six-month period ended June 30, 2004 compared to the same periods last year, as higher average balances were offset by lower interest rates and increases in lower cost core deposits. Interest paid on Federal Home Loan Bank of Boston advances and other borrowings increased $866,000 for the three months ended June 30, 2004 and $1.5 million for the six months ended June 30, 2004 compared to the same period last year, consistent with the average increase of $174.2 million in borrowings from June 30, 2003.

     Provision for Loan Losses. The Company's provision for loan losses was $425,000 for the three months ended June 30, 2004 and $775,000 for the six months ended June 30, 2004 as compared to $785,000 and $1.1 million for the same periods last year. In assessing the provision for the three and six months ended June 30, 2004, management took into consideration a $14.3 million decrease in sub-prime automobile loans from June 30, 2003. The Company also considered net loan charge-offs, which decreased $640,000 to $496,000 for the first six months of this year compared to the same period last year. Foremost in this decrease were consumer loan net charge-offs which decreased $894,000, consisting mainly of sub-prime automobile loans. Additional factors management considered were the level of delinquent loans, which declined from 1.06% of total loans at June 30, 2003, to 0.55% at June 30, 2004, and nonaccrual loans which declined $418,000, or 11.7%, from June 30, 2003.

     Noninterest Income. For the three and six months ended June 30, 2004, noninterest income increased $69,000 and $4,000, respectively, as compared to the same periods last year. Included in these increases were increases of $94,000 and $235,000 in trust department fees during the three and six months ended June 30, 2004, due to an increase of $42.0 million in assets under management from June 30, 2003. Also, increases of $88,000 and $308,000 in other income during the three and six months ended June 30, 2004, resulted primarily from increases in the cash surrender value on life insurance policies due to a $7.5 million BOLI contract executed in May 2003. These increases were partially offset by decreases of $144,000 and $54,000 in gains on loan sales during the three and six months ended June 30, 2004, compared to the same period last year. Gain on sale of securities increased $60,000 for the three months ended June 30, 2004 and decreased $455,000 for the six months ended June 30, 2004, as compared to the same periods last year.

     Operating Expenses. Operating (noninterest) expenses decreased $649,000, or 8.6%, for the three months ended June 30, 2004 and increased $34,000, for the six months ended June 30, 2004, compared to the same periods last year. Due to $800,000 of non-recurring retirement benefit charges in June 2003, salaries and benefits decreased $822,000, or 17.5%, and $207,000, or 2.4%, for the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods last year. The implementation of the Trusted Solutions /sm/ advertising campaign increased marketing expenses $131,000 and $185,000 for the three and six months ended June 30, 2004, respectively. An increase in internet and debit card usage led to data processing expense increasing $50,000 and $179,000 for the three and six months ended June 30, 2004, respectively. Professional services fees increased $96,000 and $303,000 for the three and six months ended June 30, 2004, respectively, primarily due to the implementation of Six Sigma, a productivity improvement program, and due to the additional costs of complying with the Sarbanes-Oxley Act. These increases were partially offset by a reduction in foreclosed real estate and other loan expenses, which are primarily driven by repossessed automobile expenses, which declined $115,000 and $153,000 for the three and six months ended June 30, 2004 due to the reduction in lower quality automobile loans. Also, decreases in FDIC insurance premiums of $63,000 and $124,000 for the three and six months ended June 30, 2004, resulted from efforts made by management to improve the Bank's risk and earnings profile.

     Income Taxes. The Company's effective tax rate was 32.0% for the three and six months ended June 30, 2004. Excluding the income tax and associated charges relating to the Bank's REIT disallowance in March 2003 and subsequent settlement in June 2003 the Company's effective tax rate was 36.0% for the three and six months ended June 30, 2003. The lower effective tax rate in 2004 was due in part to an increase in securities purchased in the Bank's subsidiary securities corporations, as the income generated from these corporations is taxed at a lower rate. The Company expects its effective tax rate will be approximately 32.0% for the remainder of 2004.

Regulatory Capital

     The Company's capital to assets ratios for June 30, 2004 and December 31, 2003 were 9.42% and 10.11%, respectively. The various regulatory capital ratios for the Bank at June 30, 2004 and December 31, 2003 were as follows:

                                                                                                           FDIC Minimums
                                                     At June 30, 2004        At December 31, 2003      to be Well Capitalized
                                                     ----------------        --------------------      ----------------------
Total capital to risk weighted assets:
      Berkshire Bank                                       12.50%                    12.57%                    10.00%

Tier 1 capital to risk weighted assets:
      Berkshire Bank                                       11.12                     11.07                      6.00

Tier 1 capital to average assets:
      Berkshire Bank                                        7.84                      7.87                      5.00

     As of June 30, 2004, Berkshire Bank met the conditions to be classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. As part of management's revised strategy to address the overall credit risk to the Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements.

Liquidity

     Liquidity is the ability to meet current and future financial obligations of a short-term nature. Berkshire Bank further defines its liquidity requirements as the ability to respond to the needs of depositors and borrowers, as well as maintaining the flexibility to take advantage of investment opportunities.

     Berkshire Bank's primary investing activities are: (1) originating residential one- to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit and consumer loans; and (2) investing in mortgage- and asset-backed securities, U.S. government and agency obligation, and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. Berkshire Bank closely monitors its liquidity position on a daily basis. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through repurchase agreements with the Depositors Insurance Fund, the Bank's excess deposit insurer, and Lehman Brothers.

     Certificates of deposit scheduled to mature in one year or less from June 30, 2004 were approximately $201.8 million. Berkshire Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

     Funding for the Company is provided by dividend payments from the Bank. These dividend payments have primarily been used to pay holding company obligations, including the payment of dividends and the funding of stock repurchase programs. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by the Massachusetts banking regulations and the regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.

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

     For the Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $1.7 million at June 30, 2004. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Hills' stockholders' equity. Since December 31, 2003, this component has decreased by $4.5 million. It is not possible to predict with complete accuracy the direction and magnitude of market value changes in the securities portfolio. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

     Quantitative Aspects of Market Risk. Berkshire Bank uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in the balance sheet mix. The model assumes the yield curve is derived from the interpolated Treasury yield curve and that an instantaneous increase or decrease of market interest rates would cause a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings are expected to reprice at the new market rate on the contractual review or maturity date. The Bank closely monitors its loan prepayment trends and uses prepayment guidelines set forth by Freddie Mac, Fannie Mae and other market sources, as well as Bank generated figures where applicable. All prepayments and maturities are assumed to roll over into the types of loans with the maturity or repricing characteristics that management believes will be generated going forward. Berkshire Bank further assumes that its securities' cash flows, especially its mortgage-backed securities cash flows, are such that they will generally follow industry standards and that prepayments will be reinvested in the same category at the prevailing market rate. Finally, the model assumes that the balance sheet size and mix will remain relatively unchanged throughout the next calendar year.

     The table below sets forth, as of June 30, 2004 and December 31, 2003, estimated net interest income and the estimated changes in the Company's net interest income for the next twelve-month period, which may result given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.


    Increase/
   (decrease)
    in market                        At June 30, 2004                                      At December 31, 2003
  interest rates      ----------------------------------------------          ---------------------------------------------
  in basis points                          Dollar            Percent          Dollar                                Percent
   (rate shock)        Amount              Change            change           Amount               Change            change
   ------------        ------              ------            ------           ------               ------            ------
                                                    (Dollars in thousands)
       200             $40,238            $ (64)            (0.16)%           $37,144            $(1,757)            (4.52)%
       100              40,096             (206)            (0.51)             38,162               (739)            (1.90)
      Static            40,302               --                --              38,901                 --                --
      (100)             41,152              850              2.11              39,478                577             1.48
      (200)             39,814             (488)            (1.21)             37,116             (1,785)            (4.59)

     In the event of a sudden and sustained decline in prevailing market interest rates of 100 basis points, the June 30, 2004 table indicates an increase in net interest income of $850,000, while the December 31, 2003 table indicates an increase of $577,000. The increase in this scenario is because the Bank's non-maturity deposit accounts would shift down from current rates to a rate of just above zero percent in such a scenario. The improvement shown in the most recent scenario results from the lowering the Bank determined rate floors from the end of last year. In the event of a sudden and sustained 200 basis point decline in market interest rates, the June 30, 2004 table indicates a decrease of $488,000, less than the decrease of $1.8 million indicated by the December 31, 2003 table, again reflecting the Bank's lowering of rate floors on certain deposit accounts.

     In the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points, the June 30, 2004 table indicates that net interest income would decrease by $206,000 and $64,000, respectively. The December 31, 2003 table indicates that a sudden and sustained increase of 100 and 200 basis points would decrease net interest income by $739,000 and $1.8 million, respectively. The primary reason for the increased net interest income at June 30, 2004 under theses interest rate scenarios is the Bank's continued strategy of selling longer-term, fixed rate residential mortgages, emphasizing the origination of adjustable rate commercial and residential loans and a decision by management to decrease the sensitivity of rates on certificates of deposit to changes in prevailing market interest rates.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2004.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     (d)
                                                                                       (c)                     Maximium Number
                                                                                  Total Number of              (or Approximate
                                      (a)                    (b)                 Shares (or Units)             Dollar Value) of
                                  Total Number          Average Price            Purchased as Part             Shares (or Units)
                                   of Shares              Paid Per                 of Publicly                  That May Yet Be
                                   (or Units)              Share                  Announced Plans             Purchased Under the
     Period                        Purchased             (or Unit)                or Programs (1)              Plans or Programs
------------------------------------------------------------------------------------------------------------------------------------
  April 1 -
  April 30, 2004                     2,100                 $34.11                      2,100                        173,641
------------------------------------------------------------------------------------------------------------------------------------
  May 1 -
  May 31, 2004                      45,700                  32.68                     45,700                        127,941
------------------------------------------------------------------------------------------------------------------------------------
  June 1 -
  June 30, 2004                     17,100                  34.64                     17,100                        110,841
------------------------------------------------------------------------------------------------------------------------------------
  Total                             64,900                 $33.24                     64,900                        110,841
------------------------------------------------------------------------------------------------------------------------------------

     (1) The Company has purchased all shares in open market purchases pursuant to a repurchase plan announced on June 3, 2003. In accordance with this plan, the Company intends to purchase up to 298,886 shares, from time to time, subject to market conditions. The plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended June 30, 2004. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The annual meeting of the Stockholders of the Company was held on May 6, 2004.

     1. The following individuals were elected as directors, each for a three-year term by the following vote:

                                          FOR                     WITHHELD
                                          ---                     --------
                  Edward G. McCormick     5,048,383                103,570
                  Ann H. Trabulsi         5,090,527                 61,426
                  Robert A. Wells         5,072,746                 79,207


     2. The appointment of Wolf & Company, P.C. as independent auditors of Berkshire Hills Bancorp, Inc. for the fiscal year ending December 31, 2004 was ratified by the stockholders by the following vote:

                  FOR               AGAINST                 ABSTENTIONS
                  ---               -------                 -----------
                  5,092,562          50,320                    9,071

ITEM 5.  OTHER INFORMATION.

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

               31.1 Rule 13a - 14(a)/15d - 14(a) Certification of Chief
                    Executive Officer

               31.2 Rule 13a - 14(a)/15d - 14(a) Certification of Chief
                    Financial Officer

               32.1 Section 1350 Certification of Chief Executive Officer

               32.2 Section 1350 Certification of Chief Financial Officer

_____________________________

     (1) Incorporated herein by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-32146.

     (2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on May 7, 2004.



     (b)  Reports on Form 8-K

               On April 29, 2004, the Company furnished a Form 8-K in which it announced under Item 12, its financial results for the quarter ended March 31, 2004 and the declaration of a quarterly dividend of $0.12 per share. A copy of the press release dated April 28, 2004 announcing these items was attached by exhibit.

               On June 18, 2004, the Company filed a Form 8-K in which it announced under Item 5, the sale of the business assets of EastPoint Technologies, LLC ("EastPoint") to EP Acquisition Corp., an acquisition subsidiary of Open Solutions Inc. The Company owned 60.3 percent of EastPoint, a software and data processing provider for financial institutions. The press release announcing this item was attached by exhibit.

               On June 24, 2004, the Company furnished a Form 8-K in which it announced under Item 9, that it expected to issue its second quarter earnings release on July 22, 2004 and conduct a conference call to discuss the results for the second quarter ended June 30, 2004. Instructions on how to access the call and an investor presentation to supplement the call were contained in the press release. A copy of the Company's press release announcing this item and dated June 24, 2004 was attached by exhibit.

                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BERKSHIRE HILLS BANCORP, INC.


Dated: August 6, 2004          By: /s/ Michael P. Daly
                                   -----------------------------
                                   Michael P. Daly
                                   President, Chief Executive Officer
                                   and Director
                                   (principal executive officer)


Dated: August 6, 2004          By:  /s/ Wayne F. Patenaude
                                   -----------------------------
                                    Wayne F. Patenaude
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)