Form 10-Q
period 2004-09-30
BERKSHIRE HILLS BANCORP INC
filed 2004-11-09
CIK 1108134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-15781

                          BERKSHIRE HILLS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              04-3510455
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

24 North Street, Pittsfield, Massachusetts                                 01201
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (413) 443-5601
--------------------------------------------------------------------------------
               (Registrant telephone number, including area code)

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

         The Registrant had 5,873,563 shares of common stock, par value $0.01 per share, outstanding as of November 3, 2004.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets as of
           September 30, 2004 and December 31, 2003                            1

           Consolidated Statements of Income for the Three and Nine
           Months Ended September 30, 2004 and 2003                            2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Nine Months Ended September 30, 2004 and 2003               3

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2004 and 2003                       4

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

Item 3.    Qualitative and Quantitative Disclosures About Market Risk         16

Item 4.    Controls and Procedures                                            18

PART II:      OTHER INFORMATION

Item 1.    Legal Proceedings                                                  19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        19

Item 3.    Defaults Upon Senior Securities                                    19

Item 4.    Submission of Matters to a Vote of Security Holders                19

Item 5.    Other Information                                                  19

Item 6.    Exhibits                                                           19

Signatures                                                                    21

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                         BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                            Unaudited

                                                                              September 30,         December 31,
                                                                                  2004                 2003
                                                                            -----------------     ----------------
                                                                                        (In thousands)
Assets:
Cash and due from banks                                                      $        15,908       $       15,583
Short-term investments                                                                 6,689                1,859
                                                                            -----------------     ----------------
     Total cash and cash equivalents                                                  22,597               17,442
Securities available-for-sale, at fair value                                         387,950              307,425
Securities held-to-maturity, at amortized cost                                        26,255               36,903
Federal Home Loan Bank stock, at cost                                                 16,898               12,923
Savings Bank Life Insurance stock, at cost                                             2,043                2,043
Loans held for sale                                                                      571                    -
Loans                                                                                817,805              792,227
Allowance for loan losses                                                             (9,392)              (8,969)
                                                                            -----------------     ----------------
          Net loans                                                                  808,413              783,258
Premises and equipment, net                                                           13,389               12,626
Accrued interest receivable                                                            5,400                5,080
Goodwill and other intangibles                                                         5,763               10,233
Net deferred tax assets                                                                1,505                1,725
Bank owned life insurance                                                              8,004                7,721
Due from broker                                                                          378                7,089
Other assets                                                                          11,343               14,080
                                                                            -----------------     ----------------
              Total assets                                                   $     1,310,509       $    1,218,548
                                                                            =================     ================
Liabilities:
Deposits                                                                     $       853,115       $      830,244
Federal Home Loan Bank advances                                                      324,831              251,465
Loans sold with recourse                                                                   -                  473
Due to broker                                                                              -                5,646
Accrued expenses and other liabilities                                                 4,075                5,293
                                                                            -----------------     ----------------
              Total Liabilities                                                    1,182,021            1,093,121
                                                                            -----------------     ----------------
Minority Interests                                                                         -                2,252
Stockholders' equity:
    Preferred stock  ($.01 par value:  1,000,000 shares
      authorized; no shares issued and outstanding)                                        -                    -
    Common stock  ( $.01 par value: 26,000,000 shares
      authorized; 7,673,761 shares issued at September 30, 2004 and December 31,
      2003; 5,873,563 shares outstanding at September 30, 2004;
      and 5,903,082 shares outstanding at December 31, 2003)                              77                   77
    Additional paid-in capital                                                        77,154               75,764
    Unearned compensation                                                             (7,832)              (8,507)
    Retained earnings                                                                 92,469               86,276
    Accumulated other comprehensive income                                             4,345                5,559
    Treasury stock at cost (1,800,198 shares at September 30, 2004
       and 1,770,679 shares at December 31, 2003)                                    (37,725)             (35,994)
                                                                            -----------------     ----------------
       Total stockholders' equity                                                    128,488              123,175
                                                                            -----------------     ----------------
       Total liabilities and stockholders' equity                            $     1,310,509       $    1,218,548
                                                                            =================     ================

See accompanying notes to unaudited consolidated financial statements.


                         BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                            Unaudited

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                      September 30,
                                                                 -------------------------------    -------------------------------
                                                                     2004             2003              2004             2003
                                                                 --------------   --------------    --------------   --------------
                                                                                  (In thousands, except per share data)
Interest and dividend income:
    Bond interest                                                 $      4,130     $      1,676      $     12,116     $      4,799
    Stock dividends                                                        279              269               887              747
    Short-term investment interest                                           6                5                24              103
    Loan interest                                                       11,131           11,908            32,247           36,249
                                                                 --------------   --------------    --------------   --------------
Total interest and dividend income                                      15,546           13,858            45,274           41,898
                                                                 --------------   --------------    --------------   --------------
Interest expense:
     Interest on deposits                                                3,097            3,343             9,209           10,714
     Interest on FHLB advances and other borrowings                      2,207            1,206             5,906            3,362
                                                                 --------------   --------------    --------------   --------------
Total interest expense                                                   5,304            4,549            15,115           14,076
                                                                 --------------   --------------    --------------   --------------
Net interest income                                                     10,242            9,309            30,159           27,822
Provision for loan losses                                                  365              575             1,140            1,685
                                                                 --------------   --------------    --------------   --------------
Net interest income, after provision for loan losses                     9,877            8,734            29,019           26,137

Noninterest income:
     Customer service fees                                                 580              568             1,738            1,743
     Trust department fees                                                 611              573             1,835            1,563
     Loan fees                                                              63              142               245              337
     Gain on sale of securities, net                                       310              356             1,013            1,513
     Gain on sale of loans, net                                              -              102                84              240
     Other income                                                          162              171               651              352
                                                                 --------------   --------------    --------------   --------------
                 Total noninterest income                                1,726            1,912             5,566            5,748
                                                                 --------------   --------------    --------------   --------------
Operating expenses:
     Salaries and benefits                                               4,195            3,877            12,687           12,577
     Occupancy and equipment                                               997              895             3,030            2,858
     Marketing and advertising                                             207              137               634              379
     Data processing                                                       305              375             1,030              920
     Professional services                                                 442              260             1,226              742
     Office supplies                                                       126              146               387              473
     Foreclosed real estate and other loans, net                           150              333               404              740
     Other general and administrative expenses                             759              850             2,279            2,648
                                                                 --------------   --------------    --------------   --------------
                Total operating expenses                                 7,181            6,873            21,677           21,337
                                                                 --------------   --------------    --------------   --------------
Income from continuing operations before taxes                           4,422            3,773            12,908           10,548
    Provision for income taxes                                           1,415            1,358             4,144            4,037
                                                                 --------------   --------------    --------------   --------------
    Income from continuing operations                                    3,007            2,415             8,764            6,511
                                                                 --------------   --------------    --------------   --------------
Loss from discontinued operations (including loss on sale of $75,000)        -               (1)             (653)            (208)
Income tax benefit                                                           -                -              (222)             (71)
                                                                 --------------   --------------    --------------   --------------
    Net loss from discontinued operations                                    -               (1)             (431)            (137)
                                                                 --------------   --------------    --------------   --------------
            Net income                                            $      3,007     $      2,414      $      8,333     $      6,374
                                                                 ==============   ==============    ==============   ==============
Earnings per share:
   Basic                                                          $       0.57     $       0.46      $       1.58     $       1.20
   Diluted                                                        $       0.53     $       0.43      $       1.45     $       1.12

Weighted average shares outstanding:
   Basic                                                                 5,270            5,196             5,284            5,301
   Diluted                                                               5,721            5,655             5,735            5,711


     See accompanying notes to unaudited consolidated financial statements.



                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                    Unaudited

                                                                                           Accumulated
                                                  Additional                                  Other
                                       Common      Paid-in      Unearned       Retained   Comprehensive     Treasury
                                        Stock      Capital    Compensation     Earnings       Income          Stock        Total
                                     ----------  ----------  --------------   ---------- ---------------   ----------   -----------
                                                                               (In thousands)
Balance at December 31, 2003           $    77     $ 75,764     $   (8,507)    $  86,276     $   5,559      $ (35,994)   $ 123,175
                                                                                                                         ----------
Comprehensive income :

   Net Income                                -            -              -         8,333             -              -        8,333

   Change in net unrealized gain on
      securities available-for-sale, net
      of reclassification adjustment and
      tax effects                            -            -              -             -        (1,214)             -       (1,214)
                                                                                                                         ----------
             Total comprehensive income                                                                                      7,119
                                                                                                                         ----------
Reversals from discontinued operations       -          142              -          (142)            -              -            -

Cash dividends declared ($0.36 per share)    -            -              -        (1,965)            -              -       (1,965)

Treasury stock purchased                     -            -              -             -             -         (2,545)      (2,545)

Treasury stock released                      -          358              -             -             -            238          596

Reissuance of Treasury stock under
Stock Option Plan (32,415 shares)            -            -              -           (33)            -            576          543

Change in unearned compensation - MRP        -          219            319             -             -              -          538

Change in unearned compensation - ESOP       -          671            356             -             -              -        1,027
                                       ----------  ----------   ------------   -----------   ------------  -----------   ----------
Balance at September 30, 2004          $    77     $ 77,154     $   (7,832)    $  92,469     $   4,345      $ (37,725)   $ 128,488
                                       ==========  ==========   ============   ===========   ============   ==========   ==========

Balance at December 31, 2002           $    77     $ 74,632     $   (9,535)    $  80,010     $   5,542      $ (30,158)   $ 120,568
                                                                                                                         ----------
Comprehensive income :
   Net Income                                -            -              -         6,374             -              -        6,374
   Change in net unrealized gain on
      securities available-for-sale, net
      of reclassification adjustment and
      tax effects                            -            -              -             -          (115)             -         (115)
                                                                                                                         ----------
             Total comprehensive income                                                                                      6,259
                                                                                                                         ----------
Cash dividends declared ($0.36 per share)    -            -              -        (1,981)            -              -       (1,981)

Treasury stock purchased                     -            -              -             -             -         (6,885)      (6,885)

Treasury stock released                      -            -              -           (41)            -            721          680

Change in unearned compensation - MRP        -          570            287             -             -              -          857

Change in unearned compensation - ESOP       -          403            356             -             -              -          759
                                       ----------  ----------   ------------   -----------   ------------  -----------   ----------
Balance at September 30, 2003          $    77     $ 75,605     $   (8,892)    $  84,362     $   5,427     $  (36,322)   $ 120,257
                                       ==========  ==========   ============   ===========   ============  ===========   ==========

See accompanying notes to unaudited consolidated financial statements.


                         BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Unaudited

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                              ---------------------------------------
                                                                                    2004                  2003
                                                                              -----------------     -----------------
                                                                                          (In thousands)
Cash flows from operating activities:
    Continuing operations:
     Net income                                                                 $        8,764         $       6,583
     Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for loan losses                                                  1,140                 1,685
              Net amortization of securities                                               954                 1,500
              Depreciation and amortization expense                                      1,252                 1,226
              Management Awards Plan Expense                                               920                   857
              Employee Stock Ownership Plan Expense                                      1,027                   759
              Increase in cash surrender value of Bank Owned Life Insurance               (283)                 (126)
             Gain on sales and dispositions of securities, net                          (1,013)               (1,513)
             Gain on sale of loans, net                                                    (84)                 (240)
             Loss on sale/write-down of foreclosed real estate, net                          2                    44
             Deferred tax provision                                                        294                   239
             Changes in operating assets and liabilities:
                  Accrued interest receivable and other assets                           2,417                  (126)
                  Accrued expenses and other liabilities                                  (778)                 (214)
                                                                              -----------------     -----------------
                         Net cash provided by continuing operations                     14,612                10,674
    Discontinued operations:
      Net loss                                                                            (431)                 (209)
    Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization expense                                        188                   377
              Amortization of goodwill and other intangibles                                94                   151
              Minority interests                                                             -                  (138)
              Proceeds from the sale of discontinued operations                          2,049                     -
              Loss on sale of discontinued operations                                       75                     -
                                                                              -----------------     -----------------
                         Net cash provided by discontinued operations                    1,975                   181
                         Total net cash provided by operating activities                16,587                10,855
                                                                              -----------------     -----------------
Cash flows from investing activities:
    Continuing operations:
      Activity in available-for-sale securities:
              Sales                                                                      4,159                10,430
              Maturities                                                                25,501               106,800
              Principal payments                                                        45,153                23,823
              Purchases                                                               (155,768)             (192,064)
      Activity in held-to-maturity securities:
              Maturities                                                                13,616                12,016
              Principal payments                                                        10,655                35,368
              Purchases                                                                (13,797)              (44,981)
      Purchase of Federal Home Loan Bank stock                                          (3,975)               (3,976)
      Purchase of Bank Owned Life Insurance                                                  -                (7,500)

                                                        (continued)



                         BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (concluded)
                                            Unaudited


                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                   ---------------------------------------
                                                                                         2004                  2003
                                                                                   -----------------     -----------------
                                                                                                (In thousands)

      Loan originations, net of pricipal payments and purchases                     $       (79,103)      $      (124,527)
      Proceeds from sale of loans from portfolio                                             52,296                45,613
      Additions to banking premises and equipment                                            (2,748)               (1,110)
      Proceeds from sale of foreclosed real estate                                               23                     -
      Proceeds from sale of real estate                                                           -                 1,456
      Purchase of common stock in connection with stock awards plan                             214                     -
                                                                                   -----------------     -----------------
                     Net cash used by continuing operating investing activities            (103,774)             (138,652)
    Discontinued operations:
      Additions to banking premises and equipment                                               (76)                  (42)
      Proceeds from sale of equipment                                                           621                     -
                                                                                   -----------------     -----------------
                     Net cash provided (used) by discontinued investing activities              545                   (42)
                     Total net cash used by  investing operations                          (103,229)             (138,694)
                                                                                   -----------------     -----------------
Cash flows from financing activities:
      Net increase in deposits                                                               22,871                45,422
      Net decrease in securities sold under agreements to repurchase                              -                  (700)
      Proceeds from Federal Home Loan Bank advances with maturities
         in excess of three months                                                          254,000                92,000
      Repayment of Federal Home Loan Bank advances with maturities
         in excess of three months                                                         (170,634)              (71,684)
      Proceeds of borrowings with maturities of three months or
         less, net of repayments                                                            (10,000)               38,000
      Net decrease in loans sold with recourse                                                 (473)                 (603)
      Treasury stock purchased                                                               (2,545)               (6,886)
      Exercise of officer stock options and non-employee director benefit programs              543                   681
      Dividends                                                                              (1,965)               (1,981)
                                                                                   -----------------     -----------------
                     Net cash provided by financing activities                               91,797                94,249
                                                                                   -----------------     -----------------
Net change in cash and cash equivalents                                                       5,155               (33,590)

Cash and cash equivalents at beginning of period                                             17,442                60,655
                                                                                   -----------------     -----------------
Cash and cash equivalents at end of period                                          $        22,597       $        27,065
                                                                                   =================     =================
Supplemental cash flow information:
    Interest paid on deposits                                                                 9,203                10,732
    Interest paid on borrowed funds                                                           5,742                 3,318
    Income taxes paid                                                                         1,627                 1,111
    Due to broker                                                                                 -                20,019
    Due from broker                                                                             378                     -
    Transfer from loans to foreclosed real estate                                                25                     -



See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (Unaudited)

Note 1.   Basis of Presentation
-------------------------------

          The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. ("Berkshire Hills" or the "Company") and its wholly owned subsidiaries, Berkshire Bank (the "Bank"), Berkshire Hills Funding Corp. and Berkshire Hills Technology, Inc. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2003. The consolidated financial information at September 30, 2004 and for the three- and nine-month periods ended September 30, 2004 and 2003 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year.

          On June 18, 2004, the Company announced the sale of the business assets of EastPoint Technologies, LLC ("EastPoint"), a software and data processing provider for financial institutions, to a subsidiary of Open Solutions Inc. (NASDAQ: OPEN). The Company owned 60.3 percent of EastPoint and recognized approximately $2.8 million on the sale. The transaction resulted in a net loss of $75,000 to the Company ($49,500 net of taxes). This loss, included in a current year net operating loss of $653,000 ($431,000 net of taxes) from EastPoint through June 18, 2004, was recorded as a loss from discontinued operations. The Company also has the potential to receive up to an additional $625,000 in two years. Prior periods presented have been adjusted to reflect the sale of EastPoint and the discontinued operations.

Note 2.   Commitments
---------------------

          At September 30, 2004, the Company had outstanding commitments to originate new residential and commercial loans totaling $44.1 million, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $53.8 million and unadvanced commercial lines, including unadvanced construction loan funds, totaled $66.4 million. The Company anticipates it will have sufficient funds to meet these commitments.

Note 3.   Earnings Per Share
----------------------------

          Basic earnings per share represent net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive shares, such as stock options, had been issued. Unallocated shares of common stock held by the Bank's employee stock ownership plan are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share data is presented for the three and nine months ended September 30, 2004 and 2003.

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                   -----------------------------      ----------------------------
                                                       2004            2003               2004           2003
                                                   --------------  -------------      -------------  -------------
                                                                  (In thousands, except per share amounts)
Net income from continuing operations               $      3,007    $     2,415        $     8,764    $     6,511
Net loss from discontinued operations                          -             (1)              (431)          (137)
                                                   --------------  -------------      -------------  -------------
    Net income                                      $      3,007    $     2,414        $     8,333    $     6,374
                                                   ==============  =============      =============  =============
Weighted average common shares                             5,270          5,196              5,284          5,301
Dilutive effect of potential common shares
    related to stock compensation plans                      451            459                451            410
                                                   --------------  -------------      -------------  -------------
Weighted average common shares
    including potential dilution                           5,721          5,655              5,735          5,711
                                                   ==============  =============      =============  =============
Continuing operations:
Basic earnings per share                            $       0.57    $      0.46        $      1.66    $      1.23
Diluted earnings per share                          $       0.53    $      0.43        $      1.53    $      1.14

Discontinued operations:
Basic loss per share                                $          -    $         -        $     (0.09)   $     (0.03)
Diluted loss per share                              $          -    $         -        $     (0.08)   $     (0.02)

Net income:
Basic earnings per share                            $       0.57    $      0.46        $      1.58    $      1.20
Diluted earnings per share                          $       0.53    $      0.43        $      1.45    $      1.12


Note 4.   Tangible Book Value
-----------------------------

          The tangible book value per share of Berkshire Hills' common stock at September 30, 2004 was $20.89, based on tangible stockholders' equity of $122.7 million and outstanding shares of 5,873,563. The tangible book value per share at December 31, 2003 was $19.13 based on tangible stockholders' equity of $112.9 million and total outstanding shares of 5,903,082.

Note 5.   Dividend
------------------

          On July 22, 2004, the Company's Board of Directors declared a cash dividend of $0.12 per share, which was paid on August 20, 2004, to stockholders of record on August 5, 2004.

Note 6.   Goodwill and Other Intangibles
----------------------------------------

          Goodwill and other intangibles include goodwill associated with the acquisition by Berkshire Hills Technology of a majority interest in EastPoint, as well as the Company's purchase of two branches from another financial institution in 1991 and three branches in 1998, which are evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the EastPoint purchase, which were included in the sale of business assets of EastPoint on June 18, 2004. The carrying amount of goodwill and other intangibles as of September 30, 2004 was $5.8 million and $10.2 million on December 31, 2003. As of December 31, 2003, the gross carrying amount and accumulated amortization of these customer relationships were $101,000 and $507,000, respectively. The amortization expense and other intangible assets amounted to $94,000 for the nine-month period ended September 30, 2004 and $153,000 for the nine-month period ending September 30, 2003.

Note 7.   Stock Compensation Plans
----------------------------------

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

          At September 30, 2004 and December 31, 2003, the Company had stock option plans and has elected to continue with the accounting methodology in Opinion No. 25, and as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting has been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                      Three Months Ended                       Nine Months Ended
                                                        September 30,                            September 30,
                                              -----------------------------------      ----------------------------------
                                                   2004               2003                  2004              2003
                                              ----------------   ----------------      ---------------   ----------------
                                                               (In thousands, except per share amounts)
Net income as reported                          $       3,007      $       2,414         $      8,333      $       6,374
Deduct:    Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects               133                104                  399                312
                                              ----------------   ----------------      ---------------   ----------------
Proforma net income                             $       2,874      $       2,310         $      7,934      $       6,062
                                              ================   ================      ===============   ================
Earnings per share
Basic - as reported                             $        0.57      $        0.46         $       1.58      $        1.20
                                              ================   ================      ===============   ================
Basic - proforma                                $        0.55      $        0.44         $       1.50      $        1.14
                                              ================   ================      ===============   ================
Diluted - as reported                           $        0.53      $        0.43         $       1.45      $        1.12
                                              ================   ================      ===============   ================
Diluted - proforma                              $        0.50      $        0.41         $       1.38      $        1.06
                                              ================   ================      ===============   ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2004 and 2003, and should be read in conjunction with Berkshire Hills Bancorp, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

GENERAL

          Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks. With eleven full-service branch offices serving communities throughout Berkshire County, Massachusetts as well as a full-service branch office in Oriskany Falls, New York and a representative office in Albany, New York, Berkshire Bank is the largest banking institution based in western Massachusetts. The Bank is a community-based financial institution that originates a variety of loan products including real estate loans, commercial loans and consumer loans primarily in Berkshire County and its surrounding areas. The Bank offers a wide variety of deposit products and other investment products and financial services, including asset management and trust services and municipal finance.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

          Total assets at September 30, 2004 were $1.31 billion, an increase of $92.0 million, or 7.6%, from December 31, 2003. The increase in assets was primarily due to an increase of $73.9 million, or 20.6%, in securities and $25.6 million, or 3.2%, in loans. This increase was largely funded by a $73.4 million increase in Federal Home Loan Bank advances, and an increase of $22.9 million in deposits.

LOANS

          Loans increased $25.6 million from December 31, 2003. Residential real estate loans decreased $36.7 million during the first nine months of 2004 primarily due to the securitization of $38.7 million of one- to four-family longer-term fixed rate mortgages, as the Bank continued to reduce its exposure to loans and investments with longer maturities. Commercial real estate loans increased $48.1 million, as the Bank has been successful in soliciting new relationships and due to an improving commercial real estate market in Berkshire County. However, commercial loans decreased $7.1 million as our market experienced weak demand for commercial and industrial financing during the first nine months of 2004. The automobile loan portfolio increased $16.1 million during the first nine months of 2004, as increased marketing efforts aimed at generating high quality loans with FICO scores above 700 continued to gain momentum. Home equity loans increased $5.7 million, or 12.4%, due equally to draw-downs on existing equity lines of credit and new loan originations.

                                                           At September 30, 2004             At December 31, 2003
                                                      -----------------------------    -----------------------------
                                                                         Percent                          Percent
                                                         Balance        of total           Balance       of total
                                                      -------------   -------------    --------------  -------------
                                                                           (Dollars in thousands)
Real estate loans:
     Residential one- to four-family                     $ 214,100          26.18%         $ 254,939         32.18%
     Residential land development
           and construction                                 14,754           1.80%            10,583          1.33%
     Commercial real estate                                217,373          26.58%           166,796         21.05%
     Commercial land development
           and construction                                 20,560           2.51%            24,136          3.05%
     Multi-family                                           16,616           2.03%            15,514          1.96%
                                                        -----------                      ------------    -----------
        Total real estate loans                            483,403          59.11%           471,968         59.57%

Commercial loans                                           159,156          19.46%           166,296         20.99%

Consumer loans:
     Automobile                                            119,787          14.65%           103,674         13.09%
     Home equity loans                                      51,465           6.29%            45,783          5.78%
     Other                                                   3,994           0.49%             4,506          0.57%
                                                        -----------                      ------------    -----------
        Total consumer loans                               175,246          21.43%           153,963         19.44%

Total loans                                                817,805         100.00%           792,227        100.00%
                                                                        ==========                       ===========

Less:  Allowance for loan losses                            (9,392)          1.15%            (8,969)         1.13%
                                                        -----------                      ------------
     Loans, net                                          $ 808,413                         $ 783,258
                                                        ===========                      ============

ALLOWANCE FOR LOAN LOSSES

          All banks that manage loan portfolios will experience losses to varying degrees. The allowance for loan losses is the amount available to absorb these losses and represents management's evaluation of the risks inherent in the portfolio based on the collectibility of the loans, changing collateral values, past loan loss history, specific borrower situations and general economic conditions. Management continually assesses the adequacy of the allowance for loan losses and makes monthly provisions to maintain the allowance at a level considered adequate to cover losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that, based on the information available on September 30, 2004, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio as of such date.

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

          At September 30, 2004, the allowance for loan losses totaled $9.4 million, or 1.15%, of total loans outstanding and 346.06% of nonperforming loans, as compared to $9.0 million, or 1.13%, of total loans outstanding and 280.37% of nonperforming loans at December 31, 2003. Charged-off loans totaled $1.5 million during the first nine months of this year as compared to $3.3 million for the same nine-month period last year. The improvement was almost exclusively from indirect automobile loans, as the Bank's credit risk profile for these loans has improved greatly since the Bank sold $9.9 million, of nearly all of its sub-prime automobile loans, in December 2003.

          The following table sets forth information regarding the allowance for loan losses for the nine-month periods ended September 30, 2004 and 2003.

                                                                            Nine Months Ended
                                                             -----------------------------------------------
                                                              September 30, 2004        September 30, 2003
                                                             ----------------------    ---------------------
                                                                          (Dollars in thousands)
Allowance for loan losses, beginning of period                 $          8,969           $       10,308

Charge-offs:
       Residential one- to four-family                                        -                        -
       Residential land development and construction                          -                        -
       Commercial real estate                                                34                        -
       Commercial land development and construction                           -                        -
       Multi-family                                                           -                        -
       Commercial                                                            12                       43
       Consumer (1)                                                       1,419                    3,247
                                                               --------------------      -------------------
              Total charge-offs                                           1,465                    3,290
                                                               --------------------      -------------------
Recoveries:
       Residential one- to four-family                                        -                        -
       Residential land development and construction                          -                        -
       Commercial real estate                                                 -                        -
       Commercial land development and construction                           -                        -
       Multi-family                                                           -                        -
       Commercial                                                           158                      437
       Consumer (1)                                                         590                      957
                                                               --------------------      -------------------
              Total recoveries                                              748                    1,394
                                                               --------------------      -------------------
Net charge-offs                                                             717                    1,896

Provision for loan losses                                                 1,140                    1,685
                                                               --------------------      -------------------

Allowance for loan losses, end of period                       $          9,392           $       10,097
                                                               ====================      ===================

Net loans charged-off to total loans                                       0.09%                    0.24%
Allowance for loan losses to total loans                                   1.15%                    1.26%
Allowance for loan losses to nonperforming loans                         346.06%                  276.55%
Recoveries to charge-offs                                                 51.06%                   42.37%

-------------------------------------------------------
(1) Consists primarily of automobile loans.

NONPERFORMING ASSETS

          The following table sets forth information regarding nonperforming assets as of September 30, 2004 and December 31, 2003.

                                                            At September 30, 2004        At December 31, 2003
                                                          --------------------------   --------------------------
                                                                           (Dollars in thousands)
Nonaccruing loans:
     Residential one- to four-family                         $                  332        $                 348
     Residential land development and construction                                -                            -
     Commercial real estate                                                     614                          496
     Commercial land development and construction                                 -                            -
     Multi-family                                                                 -                            -
     Commercial                                                               1,463                        1,887
     Automobile                                                                 297                          451
     Home equity                                                                  -                            -
     Other consumer                                                               8                           17
                                                            ------------------------     ------------------------
     Total                                                                    2,714                        3,199
                                                            ------------------------     ------------------------
Other real estate owned                                                           -                            -
                                                            ------------------------     ------------------------
Total nonperforming assets                                   $                2,714        $               3,199
                                                            ========================     ========================

Total nonperforming loans to total loans                                       0.33%                        0.40%

Total nonperforming assets to total assets                                     0.21%                        0.26%


          Generally, the Company ceases accruing interest on all loans, except automobile loans, when principal or interest payments are 90 days or more past due, unless management determines the principal and interest to be fully secured and in the process of collection. Once management determines that interest is uncollectible and ceases accruing interest on a loan, all previously accrued interest is reversed against current interest income. With regard to automobile loans, all delinquent automobile loans remain on accrual status until they are 120 days past due, at which time they are charged off, except for loans to customers in bankruptcy proceedings, which are transferred to nonaccrual status. At September 30, 2004, the Company had $40,000 in automobile loans that were 90 days past due and still accruing as compared to $306,000 at December 31, 2003.

          Nonaccruing loans totaled $2.7 million at September 30, 2004, a decrease of $485,000 from December 31, 2003. Commercial real estate nonaccruing loans increased $118,000 from December 31, 2003, primarily due to the addition of two adequately reserved loans which are current with their payments. Offsetting the increase was a decrease of $424,000 in commercial loans and a decrease of $154,000 in automobile loans due to improved credit quality, as well as, collections and loan amortizations received.

INVESTMENT SECURITIES

          Securities, including Federal Home Loan Bank stock and Savings Bank Life Insurance stock, totaled $433.1 million at September 30, 2004, an increase of $73.9 million, or 20.6%, from December 31, 2003. The increase was primarily due to the securitization of $38.7 million of the Bank's one- to four-family fixed rate mortgages and the purchase of pass-through mortgage-backed securities with average maturities of 3.5 years, which have limited risk of average life extension. These securities were purchased to leverage the Bank's capital and reduce interest rate risk exposure to longer-term investments while taking advantage of a steep yield curve. The Bank sold securities totaling $378,000 in the third quarter for a net gain of $310,000. The net unrealized gain in the securities portfolio, net of taxes, decreased $1.2 million to $4.3 million at September 30, 2004, primarily due to a decline in the market value of the debt portfolio, which was recognized in accumulated other comprehensive income on the consolidated statement of changes in stockholders' equity.

BANK OWNED LIFE INSURANCE ("BOLI")

          The single premium BOLI contract executed in May 2003 totaled $8.0 million at September 30, 2004, an increase of $283,000 from December 31, 2003. The income earned on BOLI is recorded as an increase in the asset and noninterest income.

DEPOSITS

          Customers' deposits are the primary funding vehicle for the Company's asset base. The following table sets forth the Company's deposit stratification as of September 30, 2004 and December 31, 2003.

                                     At September 30, 2004               At December 31, 2003
                                  -----------------------------      ------------------------------
                                                    Percent                             Percent
                                    Balance       of deposits          Balance        of deposits
                                  -------------   -------------      -------------    -------------
                                                       (Dollars in thousands)
Demand deposits                   $    104,204          12.21%       $    102,788           12.38%
NOW accounts                            96,945          11.36%             94,606           11.39%
Savings accounts                       166,720          19.54%            171,603           20.67%
Money Market accounts                  160,423          18.82%            139,897           16.85%
                                  -------------   -------------      -------------    -------------
  Total Core Accounts                  528,292          61.93%            508,894           61.29%
Certificates of Deposit                324,823          38.07%            321,350           38.71%
                                  -------------                      -------------
     Total deposits               $    853,115                       $    830,244
                                  =============                      =============

          Core deposits increased $19.4 million, or 3.8%, from December 31, 2003 and certificates of deposit increased $3.5 million, or 1.1%, from December 31, 2003, as the Bank continued to actively pursue relationships through its TRUSTED SOLUTIONS SM brand campaign initiated in early 2004.

BORROWINGS

          Borrowings from the Federal Home Loan Bank of Boston totaled $324.8 million at September 30, 2004, a $73.4 million, or 29.2%, increase from $251.5 million at December 31, 2003, as the Bank took advantage of the lower cost of borrowings relative to the cost of deposits to fund earning asset growth. This increase represented new borrowings with terms ranging from one month to four years. The Company had additional borrowing capacity of $49.7 million at the Federal Home Loan Bank of Boston at September 30, 2004.

STOCKHOLDERS' EQUITY

          At September 30, 2004, the Company had $128.5 million in stockholders' equity compared to $123.2 million at December 31, 2003, an increase of $5.3 million. The increase was primarily due to net income of $8.3 million and increases to additional paid-in capital of $1.4 million. Partially offsetting these increases in stockholders' equity were decreases of $1.2 million in net unrealized gain on securities, net of taxes, due to a decline in the market value of the debt portfolio, which was recognized in accumulated other comprehensive income, the payment of cash dividends of $0.36 per common share amounting to $2.0 million and net increases in treasury stock transactions of $1.7 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

          NET INTEREST INCOME. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income increased $933,000, or 10.0%, for the three months ended September 30, 2004, and increased $2.3 million, or 8.4%, for the nine months ended September 30, 2004, primarily due to an increase in average earning assets and a lower cost of funds offset by a decrease in the yield on average interest-earning assets. The yield on average earning assets declined to 4.99% for the three months ended September 30, 2004 compared to 5.22% for the three months ended September 30, 2003 and declined to 4.96% for the nine-month period ended September 30, 2004, from 5.49% for the nine-month period ended September 30, 2003, due primarily to the lower interest rate environment and the Company's strategy to shorten the duration of its earning assets. The Company's net interest margin was 3.29% for the three-month period and 3.30% for the nine-month period ended September 30, 2004, compared to 3.51% for the three months ended September 30, 2003 and 3.64% for the nine months ended September 30, 2003. The decreases in net interest margin were attributable to the low interest rate environment, as maturing loans and securities were reinvested at lower yields with shorter durations. The Company expects the net interest margin to remain stable over the next twelve months under a flat to gradual decline of 100 basis points in general market interest rates and respond positively to a gradual rise of 200 basis points.

          Total interest and dividend income increased $1.7 million, or 12.2%, for the three months ended September 30, 2004 and $3.4 million, or 8.1%, for the nine months ended September 30, 2004, compared to the same periods last year. The increases occurred primarily due to an increase of $184.2 million in average earning assets for the three months ended September 30, 2004 and an increase of $198.8 million in average earning assets for the nine-month period ended September 30, 2004. Interest earned on the Company's investment portfolio increased $2.5 million for the three months ended September 30, 2004, and $7.4 million for the nine months ended September 30, 2004, as higher average balances were able to offset lower average rates earned. Loan interest declined $777,000, or 6.5%, for the three months ended September 30, 2004 and declined $4.0 million, or 11.0%, for the nine months ended September 30, 2004 as compared to the same periods last year. The decline was due to the sale of higher rate sub-prime automobile loans in December 2003, the securitization of $55.0 million of one- to four- family fixed-rate mortgages and the impact of lower market interest rates.

          An increase in average funding liabilities of $173.0 million for the three months ended September 30, 2004, and $328.3 million for the nine months ended September 30, 2004, resulted in increases in interest expense of $755,000 for the three-month period and $1.0 million for the nine months ended September 30, 2004, compared to the same periods last year. Interest expense on deposits fell by $246,000 for the three-month period and $1.5 million for the nine-month period ended September 30, 2004 compared to the same periods last year, as higher average balances were offset by lower interest rates and increases in lower cost core deposits. Interest paid on Federal Home Loan Bank of Boston advances and other borrowings increased $1.0 million for the three months ended September 30, 2004 and $2.5 million for the nine months ended September 30, 2004 compared to the same period last year, consistent with the average increase of $154.0 million in borrowings for the three and nine month periods ended September 30, 2003.

          PROVISION FOR LOAN LOSSES. The Company's provision for loan losses was $365,000 for the three months ended September 30, 2004 and $1.1 million for the nine months ended September 30, 2004, as compared to $575,000 and $1.7 million for the same periods last year. The decrease in the provision for the three and nine months ended September 30, 2004 was largely attributed to a $13.0 million decrease in sub-prime automobile loans from September 30, 2003. The Company also considered net loan charge-offs, which decreased $1.2 million to $717,000 for the first nine months of this year compared to the same period last year. Foremost in this decrease were consumer loan net charge-offs which decreased $1.5 million, consisting mainly of sub-prime automobile loans. Additional factors management considered were the level of delinquent loans, which declined from 0.98% of total loans at September 30, 2003, to 0.73% at September 30, 2004, and nonaccrual loans which declined $937,000, or 25.7%, from September 30, 2003.

          NONINTEREST INCOME. For the three and nine months ended September 30, 2004, noninterest income decreased $186,000 and $182,000, respectively, as compared to the same periods last year. Included in these decreases were decreases of $79,000 and $92,000 in loan fees during the three and nine months ended September 30, 2004. Gain on sale of securities decreased $46,000 and $500,000 for the three and nine months ended September 30, 2004, as compared to the same periods last year. Gain on the sale of loans decreased $102,000 and $156,000 for the three and nine months ended September 30, 2004 as compared to the same periods last year, as the Company did not sell as many loans during 2004 as in 2003 and due to heavy refinancing activity in 2003, as the Company did not originate as many loans for sale in 2004. These decreases were partially offset by increases of $38,000 and $272,000 in trust department fees for the three and nine months ended September 30, 2004, compared to the same period last year. The increase in trust department fees was due to an increase of $43.5 million, or 15.4%, in assets under management from September 30, 2003. An increase of $299,000 in other income during the nine months ended September 30, 2004 resulted primarily from increases in the cash surrender value on life insurance policies due to a $7.5 million BOLI contract executed in May 2003.

          OPERATING EXPENSES. Operating (noninterest) expenses increased $308,000, or 4.5%, and $340,000, or 1.6%, respectively, for the three- and nine-month periods ended September 30, 2004, compared to the same periods last year. Salaries and benefits increased $318,000, or 8.2%, and $110,000, or 0.9%, for the three- and nine-month periods ended September 30, 2004, respectively, compared to the same periods last year. The increase in salaries and benefits for the three-month period was attributed to increases in retirement benefit expense, the timing of payments to directors and an increase in incentive compensation. The implementation of the TRUSTED SOLUTIONS SM advertising campaign increased marketing expenses $70,000 and $255,000 for the three and nine months ended September 30, 2004, respectively. Professional services fees increased $182,000 and $484,000 for the three and nine months ended September 30, 2004, respectively, primarily due to the implementation of Six Sigma, a productivity improvement program, and due to the additional costs of complying with the additional corporate government requirements contained in the Sarbanes-Oxley Act. Occupancy expenses increased $172,000 during the nine-month period. These increases were partially offset by a reduction in foreclosed real estate and other loan expenses, which were primarily driven by repossessed automobile expenses, which declined $183,000 and $336,000 for the three and nine months ended September 30, 2004, respectively, due to the reduction in lower quality automobile loans. Also, decreases in FDIC insurance premiums of $91,000 and $369,000 for the three and nine months ended September 30, 2004, resulted from efforts made by management to improve the Bank's risk and earnings profile.

          INCOME TAXES. The Company's effective tax rate was 32.0% for the three and nine months ended September 30, 2004. Excluding the income tax and associated charges relating to the Bank's REIT disallowance in March 2003 and subsequent settlement in June 2003, the Company's effective tax rate would have been 36.0% for the three and nine months ended September 30, 2003. The lower effective tax rate in 2004 was due in part to an increase in securities purchased in the Bank's subsidiary securities corporations, which are taxed at a lower rate. The Company expects its effective tax rate will be approximately 32.0% for the remainder of 2004.

REGULATORY CAPITAL

          The Company's capital to assets ratios for September 30, 2004 and December 31, 2003 were 9.81% and 10.11%, respectively. The various regulatory capital ratios for the Bank at September 30, 2004 and December 31, 2003 were as follows:

                                                                                                        FDIC Minimums
                                          At September 30, 2004        At December 31, 2003       to be Well Capitalized
                                         ------------------------     -----------------------    ------------------------
Total capital to risk weighted assets:             12.67%                     12.57%                       10.00%

Tier 1 capital to risk weighted assets:            11.29                      11.07                         6.00

Tier 1 capital to average assets:                   7.98                       7.87                         5.00


          As of September 30, 2004, Berkshire Bank met the conditions to be classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. As part of management's revised strategy to address the overall credit risk to the Bank, management has determined to maintain capital levels in an amount in excess of the regulatory requirements.

LIQUIDITY

          Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank further defines its liquidity requirements as the ability to respond to the needs of depositors and borrowers, as well as maintaining the flexibility to take advantage of investment opportunities. The Bank's primary sources of funds consist of deposit inflows, loan repayments, maturities, loan sales, paydowns of mortgage-backed securities, sales/calls of investments and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

          Berkshire Bank's primary investing activities are: (1) originating residential one- to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity loans and lines of credit and consumer loans; and (2) investing in mortgage- and asset-backed securities, U.S. government and agency obligations, and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities and sales of securities, deposits and Federal Home Loan Bank of Boston advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. Berkshire Bank closely monitors its liquidity position on a daily basis. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through repurchase agreements with the Depositors Insurance Fund, the Bank's excess deposit insurer, and Lehman Brothers.

          Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $164.3 million at September 30, 2004. Management of Berkshire Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 2004 were approximately $187.5 million. Berkshire Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

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

OFF-BALANCE SHEET ARRANGEMENTS

          In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company's financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company's off-balance sheet arrangements is presented in the Company's Form 10-K for the year ended December 31, 2003.

          For the nine months ended September 30, 2004, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operation or cash flows.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.


          QUALITATIVE ASPECTS OF MARKET RISK. The Bank's most significant form of market risk is interest rate risk. The principal objectives of the Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. The Bank maintains an Asset/Liability Committee consisting of nine members of senior management and the Senior Financial Analyst, who are responsible for reviewing the Bank's asset/liability policies and interest rate risk position. The Asset/Liability Committee meets quarterly and reports to the Loan and Investment Committee of the Bank and the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

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

          For the Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $6.8 million at September 30, 2004. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Hills' stockholders' equity. Since December 31, 2003, this component has decreased by $1.7 million. It is not possible to predict with complete accuracy the direction and magnitude of market value changes in the securities portfolio. Unfavorable market conditions or other factors could cause price declines in the securities portfolio.

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

          The table below sets forth, as of September 30, 2004 and December 31, 2003, estimated net interest income and the estimated changes in the Company's net interest income for the next twelve-month period, which may result in instantaneous increases or decreases in market interest rates of 100 and 200 basis points.


           Increase/
           (decrease)
           in market
         interest rates               At September 30, 2004                              At December 31, 2003
                            --------------------------------------------    --------------------------------------------
        in basis points                       Dollar          Percent                         Dollar          Percent
          (rate shock)         Amount         Change          change           Amount         Change          change
        -----------------   -------------  -------------   -------------    -------------  --------------  -------------
                                                            (Dollars in thousands)
              200            $    41,780     $      932            2.28 %    $    37,144      $   (1,757)      (4.52)%
              100                 41,127            279            0.68           38,162            (739)      (1.90)
             Static               40,848              -               -           38,901               -           -
             (100)                40,848              -               -           39,478             577        1.48
             (200)                38,946         (1,902)          (4.66)          37,116          (1,785)      (4.59)

          In the event of a sudden and sustained decrease in prevailing market interest rates of 100 basis points, the September 30, 2004 table indicates no significant dollar change in net interest, while the December 31, 2003 table indicates an increase of $577,000. The primary reason for no change in net interest income under a declining interest rate environment of 100 basis points are the actions that the Bank has taken to mitigate the impact of relatively smaller changes in market interest rates while becoming better positioned for more significant increases in market interest rates. These steps include the origination of short-term adjustable rate commercial and residential mortgage loans, the origination of home equity lines of credit and the sale of longer-term, fixed rate mortgages. In the event of a sudden and sustained 200 basis point decline in market interest rates, the September 30, 2004 table indicates a decrease of $1.9 million, slightly greater than the decrease of $1.8 million indicated by the December 31, 2003 table, reflecting the fact that the Bank's core deposits would reach rate floors while assets would continue to price lower.

          In the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points, the September 30, 2004 table indicates that net interest income would increase by $279,000 and $932,000, respectively. The December 31, 2003 table indicates that a sudden and sustained increase of 100 and 200 basis points would decrease net interest income by $739,000 and $1.8 million, respectively. The primary reason for this change in the Bank's interest rate risk sensitivity is management's desire to better position the Bank's balance sheet for the eventual rise in market interest rates. This goal was achieved through the continued strategy of selling longer-term, fixed rate residential mortgages, emphasizing the origination of adjustable rate commercial and residential loans and by extending the average maturity of FHLB borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES.

          The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.


          There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

          The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The Company did not repurchase any shares in the third quarter of 2004. On June 3, 2003, the Company authorized the purchase of up to 298,886 shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of September 30, 2004, 110,841 shares remain available for purchase under the plan. No plans expired during the three months ended September 30, 2004. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.     OTHER INFORMATION.

         None.

ITEM 6.     EXHIBITS

          3.1  Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
          3.2  Bylaws of Berkshire Hills Bancorp, Inc. (2)
          4.0  Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
         31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
               Officer
         31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
               Officer
         32.1  Section 1350 Certification of Chief Executive Officer
         32.2  Section 1350 Certification of Chief Financial Officer
-----------------------------
(1) Incorporated herein by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1 on March 11, 2000, and any amendments thereto, Registration No. 333-32146.

(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BERKSHIRE HILLS BANCORP, INC.


Dated: November 5, 2004               By:  /s/ Michael P. Daly
                                           -----------------------------------
                                           Michael P. Daly
                                           President, Chief Executive Officer
                                           and Director
                                           (principal executive officer)

Dated: November 5, 2004               By:  /s/ Wayne F. Patenaude
                                           -------------------------------------
                                           Wayne F. Patenaude
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                            officer)