Form 10-K
period 2004-12-31
BERKSHIRE HILLS BANCORP INC
filed 2005-03-15
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                         Commission File Number: 1-15781

                          BERKSHIRE HILLS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                04-3510455
------------------------------------------  ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

24 North Street, Pittsfield, Massachusetts                 01201
------------------------------------------  ------------------------------------
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

                                Yes |X|   No |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $205 million, based upon the closing price of $37.10 as quoted on the American Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter.

     The number of shares outstanding of the registrant's common stock as of
                         March 14, 2005, was 5,813,053.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX
--------------------------------------------------------------------------------

PART I ..................................................................................     3

   ITEM 1. BUSINESS .....................................................................     3

   ITEM 2. PROPERTIES ...................................................................    35

   ITEM 3. LEGAL PROCEEDINGS ............................................................    36

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................    36

PART II .................................................................................    36

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
           ISSUER PURCHASES OF EQUITY SECURITIES ........................................    36

   ITEM 6. SELECTED FINANCIAL DATA ......................................................    37

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATION ....................................................................    39

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................    49

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................................    51

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE ...................................................................    96

   ITEM 9A. CONTROLS AND PROCEDURES .....................................................    96

   ITEM 9B. OTHER INFORMATION ...........................................................    96

PART III ................................................................................    97

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........................    97

   ITEM 11. EXECUTIVE COMPENSATION ......................................................    97

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
            STOCKHOLDER MATTERS .........................................................    98

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............................    98

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ......................................    98

PART IV .................................................................................    99

   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ..................................    99

   SIGNATURES ...........................................................................   101

                                     PART I

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

Forward-Looking Statements
--------------------------

      This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. (the "Company" or "Berkshire Hills") and Berkshire Bank (the "Bank"). These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Berkshire Hills' and Berkshire Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' and Berkshire Bank's market area, changes in real estate market values in Berkshire Hills' and Berkshire Bank's market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire Hills does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

      Forward-looking statements also include, with limitation, those statements relating to the anticipated effects of the Company's proposed merger with Woronoco Bancorp, Inc. The following factors, among others, could cause the actual results of the merger to differ materially from expectations: the ability of the companies to obtain the required stockholder or regulatory approvals of the merger; the imposition of any regulatory conditions or requirements on the merger; the ability of the companies to consummate the merger; Berkshire Hills' ability to successfully integrate Woronoco Bancorp following the merger, including integration of the data processing system and retention of key personnel; a materially adverse change in the financial condition, operations, or projected or actual earnings of either company; the ability to fully realize the expected cost savings and anticipated revenues; the ability to realize the expected cost savings and anticipated revenues on a timely basis; and any material change in the local markets in which each company operates.

General
-------

      Berkshire Hills Bancorp, Inc., a Delaware corporation, was organized in January 2000 to become the holding company for Berkshire Bank upon the conversion of the Bank's former parent holding company, Berkshire Bancorp, from the mutual to stock form of organization, which occurred on June 27, 2000. The Company owns all of the outstanding shares of the Bank. The Company has no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

      The Bank is regulated by the Massachusetts Division of Banks and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposits are insured to the maximum allowable amount by the Bank Insurance Fund (the "BIF") of the FDIC and the Massachusetts Depositors Insurance Fund (the "DIF"), the Bank's excess deposit insurer. Berkshire Bank has been a member of the Federal Home Loan Bank system since 1973.

      Founded in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and the largest banking institution based in western Massachusetts. Berkshire Bank is a community bank that accepts retail deposits from the general public in the areas surrounding its 12 full-service banking offices and uses those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans, commercial business and real estate loans and consumer loans, primarily automobile loans and home equity lines of credit. Berkshire Bank primarily holds adjustable rate loans that it originates for investment, but occasionally sells or securitizes some of its loans, including ongoing sales of most newly originated fixed-rate residential mortgage loans, in the secondary market. Berkshire Bank also invests in U.S. Government and Agency securities, mortgage- and asset-backed securities, including real estate mortgage investment conduits and collateralized mortgage obligations, municipal notes and bonds, debt and equity securities and other permissible investments. Berkshire Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on its investment securities. The Bank also provides various services, which generate non-interest income. Berkshire Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of Boston.

Merger Agreement
----------------

      On December 16, 2004, Berkshire Hills and Woronoco Bancorp, Inc., a Delaware corporation ("Woronoco"), entered into a definitive merger agreement (the "Agreement"), pursuant to which Woronoco will merge with and into Berkshire Hills, with Berkshire Hills being the surviving entity (the "Merger"). Under the terms of the Agreement, the stockholders of Woronoco will have the right to elect to receive either $36.00 in cash or one share of Berkshire Hills common stock in exchange for each Woronoco share held by them, subject to procedures such that 75% of the outstanding Woronoco common shares are converted into Berkshire Hills common stock and the balance is converted into cash. Immediately following the Merger, Woronoco Savings Bank, the wholly-owned subsidiary of Woronoco, will merge with and into Berkshire Bank, with Berkshire Bank being the surviving entity.

      The completion of the Merger is subject to approval by the stockholders of both companies and customary regulatory approvals. The Merger is expected to close in the second quarter of 2005.

      The above description of the Agreement does not purport to be a complete statement of the parties' rights and obligations under the Agreement and the transactions contemplated thereby. The above description is qualified in its entirety by reference to the Agreement, a copy of which is attached as Exhibit
99.1 to the current report on Form 8-K filed on December 17, 2004, which is incorporated herein by reference. A preliminary Registration Statement on Form S-4 was filed with the Securities and Exchange Commission on February 3, 2005 for the issuance of additional shares of common stock in conjunction with the Agreement.

Company Website and Availability of Securities and Exchange Commission Filings
------------------------------------------------------------------------------

      The Company's Internet website is www.berkshirebank.com. The Company makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission.

Market Area
-----------

      Berkshire Bank is headquartered in Pittsfield, Massachusetts, in Berkshire County. Berkshire Bank's primary deposit gathering and lending areas are concentrated in the communities surrounding its 11 full-service banking offices located in Berkshire County. Additionally, the Bank has expanded its market area into Eastern New York through the opening of a full-service branch and a representative office in 2004. The Bank has also announced plans to open additional full-service offices in eastern New York. Berkshire Bank also makes loans primarily throughout western Massachusetts, northern Connecticut and southern Vermont.

      Berkshire County, the western-most county in Massachusetts, is approximately two and one-half hours from both Boston and New York City. Berkshire County borders Vermont, Connecticut and New York. Berkshire County has experienced a shift in its economy as manufacturing jobs have been replaced with service-related jobs, primarily in tourism, social service and health care. Other than Berkshire Bank, the major employers in the area include Berkshire Life Insurance Company of America, Crane & Company, GE Plastics, Berkshire Health Systems, General Dynamics Defense Systems, Mead Corporation and several institutions of higher education.

Competition
-----------

      The Bank faces intense competition for the attraction of deposits and origination of loans in its primary market area. As of June 30, 2004, according to information presented on the Federal Deposit Insurance Corporation's website, the Bank held approximately 33% of the deposits in Berkshire County. This was the largest share of deposits out of 13 banks in the county, and was about twice as large as the share of the next highest bank in the county. The Bank generally competes on the basis of customer service and relationship management, the pricing of loan and deposit products and wealth management services. Berkshire Bank's most direct competition for deposits comes from one large credit union in the area, which has a competitive advantage, as credit unions do not have to pay state or federal taxes. The Bank also competes with super-regional banks, such as Banknorth and Citizens Bank, which have substantially greater resources and lending limits. Additionally, Berkshire Bank faces competition for deposits from several other commercial and savings banks operating in its primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, insurance companies and the mutual fund industry, as customers seek alternative sources of investment for their funds. Berkshire Bank faces competition for loans from a significant number of traditional financial institutions, primarily savings banks and commercial banks in its market area, as well as the mortgage companies and mortgage brokers operating in its primary market area. The increase of Internet-accessible financial institutions, which solicit deposits and originate loans on a nationwide basis, also increases competition for Berkshire Bank's customers. Additionally, competition has increased as a result of regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased restrictions on interstate banking and the entrance into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms and specialty financial services companies (such as Internet-based providers).

Lending Activities
------------------

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

                                                                          At December 31,
                                ----------------------------------------------------------------------------------------------------
                                       2004               2003                  2002                2001                 2000
                                ------------------  -------------------  ------------------  ------------------   ------------------
                                           Percent              Percent             Percent             Percent              Percent
                                              of                   of                  of                  of                   of
                                  Amount    Total    Amount      Total     Amount    Total     Amount    Total      Amount    Total
                                ------------------  -------------------  ------------------  ------------------   ------------------
                                                                       (Dollars in thousands)
Real estate loans:
 One- to four-family            $ 232,498     28%   $ 266,753      34%   $ 246,938      34%  $ 240,852      30%   $ 249,440      31%
 Commercial                       207,619     25      154,244      20      119,198      17      84,741      10       63,871       8
 Multi-family                      16,380      2       15,514       2       14,920       2      13,183       2       15,699       2
 Construction and land
      development                  38,702      5       34,719       4       17,627       2      22,936       3       14,290       2
                                ---------    ---    ---------     ---    ---------     ---   ---------     ---    ---------     ---
      Total real estate loans     495,199     60      471,230      60      398,683      55     361,712      45      343,300      43
                                ---------    ---    ---------     ---    ---------     ---   ---------     ---    ---------     ---

Consumer loans:
 Home equity lines of credit       54,157      6       45,783       5       40,713       6      34,439       4       34,471       4
 Automobile                       122,830     15      103,674      13      113,321      15     228,412      29      241,862      31
 Other                              4,292      1        4,506       1        5,017       1       7,792       1        6,800       1
                                ---------    ---    ---------     ---    ---------     ---   ---------     ---    ---------     ---
      Total consumer loans        181,279     22      153,963      19      159,051      22     270,643      34      283,133      36
                                ---------    ---    ---------     ---    ---------     ---   ---------     ---    ---------     ---

Commercial loans                  150,932     18      166,451      21      165,447      23     170,230      21      166,956      21
                                ---------    ---    ---------     ---    ---------     ---   ---------     ---    ---------     ---
      Subtotal                    827,410             791,644              723,181             802,585              793,389

Net deferred loan origination
      costs                           574                 110                   41                 172                  232
Unamortized premium/(discount)
   on purchased loans                 195                 473                 (200)               (203)                  --
                                ---------    ---    ---------     ---    ---------     ---   ---------     ---    ---------     ---
      Total loans                 828,179    100%     792,227     100%     723,022     100%    802,554     100%     793,621     100%
                                             ===                  ===                  ===                 ===                  ===

Allowance for loan losses          (9,337)             (8,969)             (10,308)            (11,034)             (10,216)
                                ---------           ---------            ---------           ---------            ---------
      Net loans                 $ 818,842           $ 783,258            $ 712,714           $ 791,520            $ 783,405
                                =========           =========            =========           =========            =========

Real Estate Lending
-------------------

      One- to Four-Family Real Estate Loans. One of Berkshire Bank's primary lending activities is to originate loans secured by one- to four-family residences located in its primary market area. At December 31, 2004, $232 million, or 28%, of Berkshire Bank's total loans consisted of one- to four-family mortgage loans. Of the one- to four-family loans outstanding at that date, 35% were fixed-rate mortgage loans and 65% were adjustable-rate loans.

      Berkshire Bank originates fixed-rate fully amortizing loans with maturities of 15, 20 and 30 years. Management establishes the loan interest rates based on market conditions. Berkshire Bank offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines. In addition, Berkshire Bank offers jumbo loan products, which presently are loans in amounts over $359,650. Berkshire Bank generally originates loans for its own portfolio, but also sells or securitizes some fixed-rate one- to four-family loans in the secondary market. The determination of whether to sell or securitize loans is reviewed periodically by management as a means of managing the Company's interest rate risk profile or providing liquidity. The Company currently sells most of its fixed-rate residential mortgage originations on a flow basis to secondary market investors at the time of origination. Berkshire Bank generally underwrites, processes and closes its residential mortgages following conforming secondary market guidelines.

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

      Berkshire Bank underwrites one- to four-family residential mortgage loans with loan-to-value ratios of up to 100% on a one- to two-family primary residence, up to 90% on a three- to four-family primary residence or a vacation home, and up to 75% on a condominium. A borrower is required to obtain private mortgage insurance on loans that exceed 80%, or 75% in the case of a condominium, of the appraised value or sales price, whichever is less, of the secured property. Berkshire Bank also generally requires fire, casualty, title, hazard insurance and, if appropriate, flood insurance to be maintained on all properties securing real estate loans made by Berkshire Bank. An independent licensed appraiser generally appraises all properties. At December 31, 2004, the largest residential mortgage loan totaled $2.6 million. This loan was performing according to its terms at December 31, 2004.

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

      Construction and Land Development Loans. At December 31, 2004, construction and land development loans totaled $39 million, or 5% of Berkshire Bank's total loan portfolio, of which $18 million was residential construction loans, $13 million was commercial construction loans and $8 million was commercial land development loans. At December 31, 2004, the unadvanced portion of construction and land development loans totaled $28 million.

      Berkshire Bank originates construction and land development loans to individuals for the construction and acquisition of personal residences. Berkshire Bank's residential construction and land development loans generally provide for the payment of interest only during the construction phase, which is usually fifteen months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 85%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At December 31, 2004, the largest outstanding residential construction and land development loan commitment was for $2.7 million, $200,000 of which was outstanding at such date. This loan was performing according to its terms at December 31, 2004. Construction and land development loans to individuals are generally made on the same terms as Berkshire Bank's one- to four-family mortgage loans.

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

      Berkshire Bank also makes construction and land development loans for commercial development projects, including multi-family and commercial properties, single-family subdivisions and condominiums. A feasibility study is particularly important with respect to multi-family housing projects, hotel/motel construction and health care facilities. These loans generally have an interest only phase during construction then convert to permanent financing. Disbursement of funds is at the sole discretion of Berkshire Bank and is based on the progress of construction. The maximum loan to value ratio for these loans depends upon the type of commercial development project being undertaken, but generally will not exceed 80%. Loans secured by single-family subdivisions and condominium projects may be made in amounts of up to 75% and 70%, respectively, of the appraised value of the property or selling price, whichever is less. At December 31, 2004, the largest commercial construction and land development commitment was $5 million, of which $4 million was outstanding, to a local real estate developer developing a 96-unit single family and condominium style mixed income housing development in Berkshire County. This loan was performing according to its terms at December 31, 2004.

      Berkshire Bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, have loan to value ratios of 75% of the value of the land used for residential development and 80% of the value of the land used for commercial development (based on the lower of the acquisition price or the appraised value of the land). Land loans are offered with a term of three years in which only interest is required to be paid each month. A balloon payment for the principal plus any accrued interest is due at the end of the three-year period. Berkshire Bank's land loans are generally secured by property in its primary market area. Berkshire Bank generally requires title insurance and, if applicable, either a hazardous waste survey or environmental insurance coverage.

      Construction and land development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, Berkshire Bank may be required to advance funds beyond the amount originally committed to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, Berkshire Bank may be confronted with a completed project having a value insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If Berkshire Bank is forced to foreclose on a project before or at completion due to default, there can be no assurance that it will be able to recover all of the unpaid balance of, and accrued interest on, the loan and related foreclosure and holding costs.

      Multi-Family and Commercial Real Estate Loans. At December 31, 2004, multi-family and commercial real estate loans totaled $224 million, or 27% of total loans. Berkshire Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial, healthcare, lodging or retail facilities predominantly located in Berkshire Bank's primary market area. Berkshire Bank's multi-family and commercial real estate loans may be made in amounts of up to 80% of the appraised value of the property or the selling price, whichever is less. Berkshire Bank's multi-family and commercial real estate loans may generally be made with terms of up to 20 years and substantially all of which are originated with interest rates that adjust periodically and are generally indexed to Berkshire Bank's base rate. In reaching its decision on whether to make a multi-family or commercial real estate loan, Berkshire Bank considers the net operating income and value of the property and the borrower's expertise, credit history and profitability. In addition, with respect to commercial real estate rental properties, Berkshire Bank will also consider the term of the lease and the quality of the tenants. Berkshire Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25x. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history. Environmental surveys or environmental insurance coverage are generally required for commercial real estate loans. Additionally, in larger real estate projects, it is recommended that a feasibility study be obtained. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The largest multi-family or commercial real estate loan relationship at December 31, 2004 consisted of four loans to related recreational vehicle camps located throughout New England and New York State totaling $10 million. This borrower is a national operator of recreational vehicle campgrounds. All loans to this borrower were performing according to their terms at December 31, 2004.

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

Consumer Lending
----------------

      Automobile Lending. At December 31, 2004, automobile loans totaled $123 million, or 15% of Berkshire Bank's total loans and 68% of consumer loans. The Bank offers fixed-rate automobile loans on a direct and indirect basis with terms of up to 72 months for new and recent model used cars and up to 66 months for older model used cars. Berkshire Bank generally will make such loans up to 100% of the retail value shown in the NADA Used Car Guide. The interest rates offered differ depending on the age of the automobile and interest rates offered by competitors.

      Berkshire Bank began offering indirect automobile loans through automobile dealers over fifteen years ago. Currently, Berkshire Bank maintains contractual relationships with over 90 new and used car dealers throughout western Massachusetts, northern Connecticut, eastern New York and southern Vermont. In 2001, management determined to decrease the Bank's emphasis on lower quality or sub-prime automobile loans and reduce the overall size of the automobile loan portfolio. This process was accelerated through the sale of $70 million of sub-prime automobile loans in 2002 and the sale of an additional $10 million of sub-prime automobile loans in 2003. At December 31, 2004, $400,000 of lower quality or sub-prime automobile loans remained. In 2004, Berkshire Bank achieved 19% growth in its automobile loan portfolio, while adhering to its improved standards. At December 31, 2004, the average FICO score of existing consumer loans (at origination) was 705.

      Home Equity Lines of Credit and Other Consumer Loans. Berkshire Bank offers home equity lines of credit secured by owner-occupied one- to four-family residences. At December 31, 2004, outstanding loans under home equity lines of credit totaled $54 million, or 6% of Berkshire Bank's total loans and 30% of consumer loans. Additionally, at December 31, 2004, the unadvanced amounts of home equity lines of credit totaled $57 million. The underwriting standards employed by Berkshire Bank for home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans generally will not be made if the borrower's first mortgage payment, monthly real estate payment and amortized equity line payment exceed 28% of the borrower's gross monthly income. Additionally, the borrower's monthly debt service cannot exceed 35% of the borrower's gross monthly income. Home equity lines of credit have monthly adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum combined loan-to-value ratio on home equity lines of credit is 80% for loans up to $200,000 and 60% for loans greater than $200,000. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five-year period.

      Other consumer loans at December 31, 2004 amounted to $4 million, or 1% of Berkshire Bank's total loans and 2% of consumer loans. These loans include education, collateral, personal and unsecured loans, and second mortgage loans other than home equity lines of credit. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities. Unsecured loans generally have a maximum borrowing limitation of $10,000 and a maximum term of five years. Second mortgages are offered on owner-occupied primary or secondary residences and are adjustable-rate, either adjusting annually or with a five-year initial fixed period adjusting annually thereafter, with terms up to 30 years.

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

Commercial Lending
------------------

      Commercial Loans. At December 31, 2004, Berkshire Bank had $151 million in commercial loans which amounted to 18% of total loans. In addition, at such date, Berkshire Bank had $44 million of unadvanced commercial lines of credit. Berkshire Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Berkshire Bank's largest commercial loan relationship was a $6 million credit exposure, $5 million of which was outstanding at December 31, 2004, to a long-time Berkshire County customer secured by various types of business assets consisting primarily of construction equipment. This loan was performing according to its terms at December 31, 2004.

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

      When making commercial business loans, Berkshire Bank considers the financial statements of the borrower, the borrower's payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. Policies regarding debt-service coverage ability and guarantees are similar to those which govern commercial real estate lending. Commercial business loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 95% of the liquidation value of the collateral securing the loan. Berkshire Bank generally does not make unsecured commercial loans; the largest unsecured commercial loan at December 31, 2004 had a balance of $550,000. This loan was performing according to its terms at December 31, 2004.

      Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and are made primarily on the basis of the borrower's ability to make repayment from the cash flows of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

      Commercial loans at December 31, 2004, including commercial real estate and construction loans and excluding loans guaranteed by the U.S. Small Business Administration, broken down by industry, were as follows: non-residential building operators - $58 million; lodging - $46 million; apartment buildings - $34 million; subdividers/developers - $21 million; automobile dealers - $21 million; and recreational vehicle parks - $16 million.

      Loans to One Borrower. The maximum amount that Berkshire Bank may lend to one borrower is limited by statute. At December 31, 2004, Berkshire Bank's statutory limit on loans to one borrower was $24 million. At that date, Berkshire Bank's largest amount of loans to one borrower, including the borrower's related interests, was approximately $10 million and consisted of five loans secured by various types of business and real estate assets. These loans were performing according to their terms at December 31, 2004.

      Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of Berkshire Bank's total loans at December 31, 2004, excluding the effect of future principal prepayments, and contractual repricing.

                                                                    At December 31, 2004
                            -------------------------------------------------------------------------------------------------
                                                                     Home
                             One- to  Construction    Commercial    Equity
                             Four-      and Land         and       Lines of                  Other
                             Family    Development   Multi-Family   Credit     Automobile   Consumer   Commercial      Total
                            --------   -----------   ------------  --------    ----------   --------   ----------    --------
                                                                       (In thousands)
Amounts due in:
   One year or less         $  4,408     $23,357       $  2,859     $ 1,724     $  2,514     $  862     $ 50,585     $ 86,309
   More than one year
      to five years            9,302      15,345         22,007      13,981       91,928      1,781       28,372      182,716
   More than five years      218,788          --        199,133      38,452       28,388      1,649       71,975      558,385
                            --------     -------       --------     -------     --------     ------     --------     --------
      Total amount due      $232,498     $38,702       $223,999     $54,157     $122,830     $4,292     $150,932     $827,410
                            ========     =======       ========     =======     ========     ======     ========     ========

      The following table sets forth at December 31, 2004, the dollar amount of loans contractually due after December 31, 2005 and whether such loans have fixed interest rates or adjustable interest rates.

                                               Due After December 31, 2005
                                           ----------------------------------
                                             Fixed     Adjustable     Total
                                           --------    ----------    --------
                                                     (In thousands)
         Real estate loans:
            One- to four-family            $ 80,104     $147,986     $228,090
            Construction and land
                 development                     --       15,345       15,345
            Commercial and
                 multi-family                12,713      208,427      221,140
                                           --------     --------     --------
               Total real estate loans       92,817      371,758      464,575
         Home equity lines of credit             --       52,433       52,433
         Automobile                         120,316           --      120,316
         Other consumer                       2,128        1,302        3,430
         Commercial loans                    10,561       89,786      100,347
                                           --------     --------     --------
               Total                       $225,822     $515,279     $741,101
                                           ========     ========     ========

      Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. Automobile loans have relatively short average lives since they are fully amortizing with final maturities generally no longer than six years. In addition, due-on-sale clauses on loans generally give Berkshire Bank the right to declare loans immediately due and payable if, among other things, the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

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

      Loan Originations, Purchases and Sales. Berkshire Bank's lending activities are conducted by its salaried and commissioned loan personnel and through its relationships with automobile dealers. Currently, Berkshire Bank has contractual relationships with over 90 automobile dealers who originate automobile loans for Berkshire Bank. Such loans are only made following an underwriting review and acceptance by Berkshire Bank. These loans are closed by the automobile dealer on the Bank's forms and are immediately assigned to Berkshire Bank, which then services the loans. On loans originated by its automobile dealers, Berkshire Bank compensates the originator for the interest rate paid on the loan that exceeds a specified threshold, up to a maximum of four points. The compensation is paid at the time the loan is closed and assigned to Berkshire Bank. For the fiscal years 2004 and 2003, Berkshire Bank originated or purchased $78 million and $60 million of automobile loans, respectively, of which 95% and 91%, respectively, were originated indirectly through the automobile dealers.

      From time to time, Berkshire Bank will purchase whole loans or participations in loans. These loans are underwritten according to Berkshire Bank's underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. Berkshire Bank's only purchase in 2004 was a $147,000 participation interest in a commercial loan. Amounts outstanding related to loan participation interests purchased by Berkshire Bank totaled $32 million and $51 million at December 31, 2004 and December 31, 2003, respectively, and consisted primarily of loans secured by real estate.

      At December 31, 2004, Berkshire Bank was servicing $2 million of automobile loans, $13 million of commercial business and commercial real estate loan participations sold to others and $48 million of residential one- to four-family mortgage loans. The residential mortgage servicing portfolio included the $46 million year-end balance of mortgages securitized to Fannie Mae in 2003 and 2004; the Bank utilizes the services of a subcontract servicing provider for these loans. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 25 basis points for one- to four-family mortgage loans and 100 basis points for automobile loans of the total balance of the loan being serviced. Commercial loan participation service fees are negotiated on each transaction.

      Berkshire Bank generally originates loans for its own portfolio but from time to time will sell or securitize loans in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio, the Bank's interest rate risk profile and liquidity needs. Berkshire Bank securitized $39 million in fixed-rate residential one- to four-family mortgages in 2004 and the Bank sold $11 million of securitized mortgages in the fourth quarter of 2004.

      The following table presents total loans originated, purchased, sold and repaid during the years indicated. Loan originations included new committed lines of credit, where applicable. Loans exclude net deferred loan origination costs and unamortized premium/discount on purchased loans.

                                                                   For the Years Ended December 31,
                                                                  -----------------------------------
                                                                    2004         2003          2002
                                                                  --------     --------     ---------
                                                                            (In thousands)
      Loans at beginning of year                                  $791,644     $723,181     $ 802,985
                                                                  --------     --------     ---------
         Originations:
            Real estate loans:
               One-to four-family                                   66,606      113,606        88,770
               Construction and land development                    42,560       32,246        30,678
               Commercial                                           67,497       48,644        37,564
               Multi-family                                          3,046        2,862         5,242
                                                                  --------     --------     ---------
                  Total real estate loans                          179,709      197,358       162,254
                                                                  --------     --------     ---------
            Consumer loans:
               Home equity lines of credit                          24,940       15,380        16,361
               Automobile                                           77,670       60,174        54,284
               Other                                                 2,593        3,466         4,613
                                                                  --------     --------     ---------
                  Total consumer loans                             105,203       79,020        75,258
            Commercial loans:
               Commercial loans and lines of credit                 40,975       44,727        48,343
                                                                  --------     --------     ---------
                  Total loans originated                           325,887      321,105       285,855
                                                                  --------     --------     ---------

         Purchases:
            Real estate loans:
               Residential                                              --       53,814            --
               Commercial real estate                                   --        3,041         2,724
                                                                  --------     --------     ---------
                  Total real estate loans                               --       56,855         2,724
            Consumer loans:
               Other                                                    --           --            --
            Commercial loans:
               Commercial                                              147          500            --
                                                                  --------     --------     ---------
                  Total loans purchased                                147       57,355         2,724
                                                                  --------     --------     ---------

      Deduct:
            Principal loan repayments, prepayments, revolving
                 credit activity and other, net                    223,806      225,528       285,852
            Loan sales                                              25,608       65,400        73,625
            Securitization of loans                                 39,657       16,270            --
            Net loan charge-offs                                     1,197        2,799         6,906
            Transfers to real estate owned                              --           --         2,000
                                                                  --------     --------     ---------
                  Total deductions                                 290,268      309,997       368,383
                                                                  --------     --------     ---------
      Net increase (decrease) in loans                              35,766       68,463       (79,804)
                                                                  --------     --------     ---------
      Loans at end of year                                        $827,410     $791,644     $ 723,181
                                                                  ========     ========     =========

      Loan   Commitments.   Berkshire  Bank  issues  loan   commitments  to  its
prospective   borrowers   conditioned  on  the  occurrence  of  certain  events.
Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2004, Berkshire Bank had loan commitments and unadvanced loans and lines of credit totaling $169 million, of which $36 million was commitments to originate new loans.

      Loan Fees. In addition to interest earned on loans, Berkshire Bank receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

      Berkshire Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2004, Berkshire Bank had approximately $574,000 of net deferred loan fees and costs. Berkshire Bank amortized approximately $77,000 of net deferred loan fees and costs during the year ended December 31, 2004.

      Loan Administration. Lending activities are governed by a Board approved loan policy. The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Board. The Bank has designated internal staff who perform post-closing loan documentation review, quality control and ongoing loan review. The Bank's policy is to assign a risk rating to all commercial loans and loan review staff perform an ongoing program of loan and risk rating reviews. Management also employs an independent third party for loan reviews, as discussed in "Allowance for Loan Losses."

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

                                                       At December 31,
                                      --------------------------------------------------
                                       2004       2003       2002       2001       2000
                                      ------     ------     ------     ------     ------
                                                    (Dollars in thousands)
Nonaccruing loans:
   One- to four-family real estate    $  327     $  348     $  230     $  310     $  390
   Commercial real estate                147        496         --         --         --
   Commercial                            523      1,887      2,850      2,077        466
   Consumer                              155        468        661        315      2,013
                                      ------     ------     ------     ------     ------
      Total nonperforming loans        1,152      3,199      3,741      2,702      2,869
Real estate owned                         --         --      1,500         --         50
                                      ------     ------     ------     ------     ------
      Total nonperforming assets      $1,152     $3,199     $5,241     $2,702     $2,919
                                      ======     ======     ======     ======     ======
Total nonperforming loans as a
   percentage of total loans            0.14%      0.40%      0.52%      0.34%      0.36%
Total nonperforming assets as a
   percentage of total assets           0.09%      0.26%      0.36%      0.26%      0.29%
Loans 90 days or more past due
   and still accruing (1)             $   65     $  306     $  590     $1,306     $   --


----------
(1) Reflects the Bank's policy on delinquent automobile loans whereby all delinquent automobile loans remain on accrual status until they reach 120 days delinquent, at which time they are charged off. Prior to 2001, automobile loans past due 90 days or more were reported as nonaccrual.

      Nonaccruing commercial loans and commercial real estate loans decreased to $670,000 at December 31, 2004 from $2.4 million at December 31, 2003 primarily as the result of the sale of the largest non-performing commercial loan relationship totaling $1.3 million, payments collected on accounts remaining on nonaccruing status and $356,000 in gross commercial loan charge-offs. Nonaccruing consumer loans and past accruing loans delinquent over 90 days, decreased due to the sale of the sub-prime automobile loan portfolio near the end of 2003. Interest income that would have been recorded for the year ended December 31, 2004, had nonaccruing loans been current according to their original terms, amounted to $173,000. The amount of interest income on those loans that was included in net income in 2004 was $8,000.

      The following table sets forth the delinquencies in Berkshire Bank's loan portfolio as of the dates indicated.

                                At December 31, 2004                    At December 31, 2003
                       --------------------------------------  --------------------------------------
                           60-89 Days       90 Days or More        60-89 Days       90 Days or More
                       ------------------  ------------------  ------------------  ------------------
                       Number   Principal  Number   Principal  Number   Principal  Number   Principal
                         of      Balance     of      Balance     of      Balance     of      Balance
                        Loans   of Loans    Loans   of Loans    Loans   of Loans    Loans   of Loans
                       ------   ---------  ------   ---------  ------   ---------  ------   ---------
                                                  (Dollars in thousands)
Real estate loans:
   One- to four-
        family              4    $  277         2    $  258         3    $  236         3    $  220
   Commercial               2       304        --        --        --        --        --        --
   Multi-family            --        --        --        --        --        --        --        --
Consumer loans:
   Home equity lines
        of credit          --        --        --        --        --        --        --        --
   Auto and other          30       101        35       135        80       460        85       612
Commercial loans            3        45        --        --         1        36         6       215
                       ------    ------    ------    ------    ------    ------    ------    ------
      Total                39    $  727        37    $  393        84    $  732        94    $1,047
                       ======    ======    ======    ======    ======    ======    ======    ======

Delinquent loans to
   total loans           0.19%     0.09%     0.18%     0.05%     0.42%     0.09%     0.47%     0.13%

                                At December 31, 2002
                       -------------------------------------
                           60-89 Days       90 Days or More
                       ------------------  -----------------
                       Number   Principal  Number  Principal
                         of      Balance     of      Balance
                        Loans   of Loans    Loans   of Loans
                       ------   ---------  ------  ---------
                              (Dollars in thousands)
Real estate loans:
   One- to four-
        family              3    $  207         4    $   92
   Commercial              --        --        --        --
   Multi-family            --        --        --        --
Consumer loans:
   Home equity lines
        of credit          --        --        --        --
   Auto and other         120       924       118       893
Commercial loans            2        49         4       110
                       ------    ------    ------    ------
      Total               125    $1,180       126    $1,095
                       ======    ======    ======    ======

Delinquent loans to
   total loans           0.57%     0.16%     0.57%     0.15%

      Real Estate Owned. Real estate acquired by Berkshire Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2004, Berkshire Bank had no foreclosed real estate.

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

      There are four classifications for problem assets: loss, doubtful, substandard and special mention. An asset classified as "loss" is normally fully charged-off. "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Nonaccruing loans are normally classified as substandard. "Doubtful" assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention."

      At December 31, 2004, Berkshire Bank had no loss rated loans and two doubtful rated commercial loans totaling $391,000. The following table sets forth Berkshire Bank's substandard and special mention loans at December 31, 2004.

                                        Substandard            Special Mention
                                    --------------------    --------------------
                                     Number                 Number
                                      of       Principal      of       Principal
                                     Loans      Balance      Loans      Balance
                                    -------    ---------    -------    ---------
                                              (Dollars in thousands)
         Real estate loans:
            One- to four-family           6     $   484           5     $   276
            Commercial                    6       4,216           5       8,436
            Multi-family                  2         659          --          --
            Construction and land
                 development             --          --           1         938
         Consumer loans:
            Automobile                   51         215          19          81
            All other                     5           6           5           6
         Commercial loans                41       5,594          53       8,310
                                    -------     -------     -------     -------
               Total                    111     $11,174          88     $18,047
                                    =======     =======     =======     =======

      Berkshire Bank had no substandard loans greater than $500,000, which were not performing according to their terms on December 31, 2004. At December 31, 2004, the largest three substandard commercial relationships totaled $5.4 million. These relationships were rated substandard during 2004. At December 31, 2004, they were performing in accordance with their terms and not deemed impaired by management.

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

      The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, management employs an independent third party to perform an annual review of all of Berkshire Bank's commercial loan relationships exceeding $1 million, all material credits on Berkshire Bank's watch list or classified as substandard and a random sampling of new loans. The regulatory agencies, as an integral part of their examination process, also periodically review Berkshire Bank's allowance for loan losses. Such agencies may require Berkshire Bank to make additional provisions for estimated losses based upon judgments different from those of management.

      In assessing the allowance for loan losses, loss factors are applied to various pools of outstanding loans and certain unused commitments. Berkshire Bank segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, home equity, other consumer, commercial). Loss factors are based on management's judgment, including consideration of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values and economic conditions. The loss factors may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

      Berkshire Bank has adopted Statements of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--an amendment to SFAS No. 114." Generally, nonaccruing commercial loans are deemed impaired and evaluated for specific valuation allowances. At December 31, 2004 and December 31, 2003, Berkshire Bank had $787,000 and $388,000, respectively, recorded investment in impaired loans, which had no specific allowances and $393,000 and $2.0 million in loans with specific valuation allowances of $230,000 and $267,000, respectively. All or a portion of general loan loss allowances established to cover probable losses related to assets classified as substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

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

      Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. Furthermore, while Berkshire Bank believes it has established the allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing Berkshire Bank's loan portfolio, will not request Berkshire Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Berkshire Bank's financial condition and results of operations.

      The following table presents an analysis of Berkshire Bank's allowance for loan losses for the years indicated.

                                                 At or For the Years Ended December 31,
                                       -----------------------------------------------------------
                                         2004         2003         2002         2001         2000
                                       -------      -------      -------      -------      -------
                                                         (Dollars in thousands)
Allowance for loan losses,
      beginning of year                $ 8,969      $10,308      $11,034      $10,216      $ 8,534
                                       -------      -------      -------      -------      -------
Charged-off loans:
   One- to four-family real estate          --           --           --            2           --
   Multi-family                             --           --           --          222           --
   Commercial real estate                  138           --          510           --           19
   Consumer                              1,846        4,175        9,074        5,989        1,422
   Home equity lines of credit              --           32           --           52           --
   Commercial                              218          157          444          797          469
                                       -------      -------      -------      -------      -------
      Total charged-off loans            2,202        4,364       10,028        7,062        1,910

Recoveries on loans previously
      charged-off                        1,005        1,565        3,122          705          422
                                       -------      -------      -------      -------      -------
Net loans charged-off                    1,197        2,799        6,906        6,357        1,488
Provision for loan losses                1,565        1,460        6,180        7,175        3,170
                                       -------      -------      -------      -------      -------
Allowance for loan losses,
      end of year                      $ 9,337      $ 8,969      $10,308      $11,034      $10,216
                                       =======      =======      =======      =======      =======

Ratios:
Net loans charged-off to average
      total loans                         0.15%        0.35%        0.87%        0.78%        0.20%
Allowance for loan losses to
      total loans                         1.13         1.13         1.43         1.37         1.29
Allowance for loan losses to
      nonperforming loans               810.50       280.37       275.54       408.36       356.08
Net loans charged-off to allowance
      for loan losses                    12.82        31.21        67.00        57.61        14.57
Recoveries to charged-off loans          45.64        35.86        31.13         9.98        22.09

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

                                                                       At December 31,
                         -----------------------------------------------------------------------------------------------------------
                                       2004                                  2003                                 2002
                         ----------------------------------   ----------------------------------   ---------------------------------
                                   Percent of                            Percent of                           Percent of
                                    Allowance    Percent of              Allowance    Percent of              Allowance   Percent of
                                     in Each       Loans                  in Each       Loans                  in Each      Loans
                                     Category     in Each                 Category     in Each                 Category    in Each
                                     to Total   Category to               to Total   Category to               to Total  Category to
                         Amount     Allowance   Total Loans   Amount     Allowance   Total Loans   Amount     Allowance  Total Loans
                         -------   ----------   -----------   -------    ----------  -----------   -------    ---------  -----------
                                                                    (Dollars in thousands)
Real estate loans        $ 4,263          46%          60%    $ 3,436          38%          60%    $ 2,289          22%         55%
Consumer loans             1,730          18           22       2,171          24           19       4,650          45          22
Commercial loans           3,344          36           18       3,362          38           21       3,369          33          23
                         -------     -------      -------     -------     -------      -------     -------     -------     -------
   Total allowance
      for loan losses    $ 9,337         100%         100%    $ 8,969         100%         100%    $10,308         100%        100%
                         =======     =======      =======     =======     =======      =======     =======     =======     =======

                                                   At December 31,
                         -----------------------------------------------------------------------
                                       2001                                  2000
                         ----------------------------------   ----------------------------------
                                   Percent of                            Percent of
                                    Allowance    Percent of              Allowance    Percent of
                                     in Each       Loans                  in Each       Loans
                                     Category     in Each                 Category     in Each
                                     to Total   Category to               to Total   Category to
                         Amount     Allowance   Total Loans   Amount     Allowance   Total Loans
                         -------   ----------   -----------   -------    ----------  -----------
                                                (Dollars in thousands)
Real estate loans        $ 2,347          21%          45%    $ 2,337          23%          43%
Consumer loans             4,217          38           34       4,528          44           36
Commercial loans           4,470          41           21       3,351          33           21
                         -------     -------      -------     -------     -------      -------
   Total allowance
      for loan losses    $11,034         100%         100%    $10,216         100%         100%
                         =======     =======      =======     =======     =======      =======

Investment Securities Activities
--------------------------------

      General. Under Massachusetts law, Berkshire Bank has authority to purchase a wide range of investment securities. As a result of changes in federal banking laws, however, financial institutions such as Berkshire Bank may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would pose no significant risk to the Bank Insurance Fund and Berkshire Bank is in compliance with applicable capital standards. In 1993, the Regional Director of the Federal Deposit Insurance Corporation approved a request by Berkshire Bank to acquire and retain certain listed stocks and/or registered stocks subject to certain conditions. The Company makes its investments through Berkshire Bank or one of the Bank's security corporation subsidiaries and is generally not subject to any such restrictions on its investment authority. See "Regulation and Supervision."

      Berkshire Bank's main source of income has been and will continue to be derived from its loan portfolio. The investment securities portfolio is primarily used to provide for Berkshire Bank's cash flow needs, to provide adequate liquidity to protect the safety of customer deposits and to earn a reasonable return on investment. The average maturity or repricing and the types of securities are based upon the composition and quality of the loan portfolio, interest rate risk and Berkshire Bank's liquidity position and deposit structure.

      Berkshire Bank's investment policy divides investments into two categories, fixed income and equity portfolios. The primary objectives of the fixed income portfolio are to: (1) maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, including funding for loans; (2) safeguard against deposit outflows, reduced loan amortization and increased loan demand; and (3) manage interest rate risk. The fixed income securities portfolio primarily consists of debt issues, including corporate and municipal bonds, U.S. Government and Agency obligations and mortgage-backed and asset-backed securities, including collateralized mortgage obligations and real estate mortgage investment conduits. A collateralized mortgage obligation is a mortgage-backed bond that separates mortgage pools into different maturities called "tranches." Tranches pay different rates of interest and can mature in a few months, or a few years; actual maturities may differ from expectations due to interest rate fluctuations. Real estate mortgage investment conduits, a type of collateralized mortgage obligation, are similar in that securities representing an undivided interest in such mortgages are issued. However, real estate mortgage investment conduits have more flexibility than other types of collateralized mortgage obligations as issuers can separate mortgage pools not only into different maturity classes but also into different risk classes. At present, 100% of Berkshire Bank's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government, which carry lower credit risk than mortgage-backed securities of a private issuer. When purchasing mortgage-backed securities in the past two years, the Bank has focused on buying adjustable rate mortgage-backed securities that have limited extension risk, such as five- and seven-year hybrid and 10-year fixed rate mortgage-backed securities. These securities typically have an average duration of 3-5 years. Other types of asset-backed securities in which Berkshire Bank invests are typically collateralized by the cash flow from a pool of automobile loans, credit card receivables, consumer loans and other similar obligations. Both mortgage-backed and asset-backed securities carry the risk that changing market interest rates may cause a change in market value.

      The marketable equity securities portfolio is currently managed to produce capital gains through price appreciation and lowering taxable income through deductions permitted for a portion of dividends received. The marketable equity securities portfolio consists primarily of bank, utility and industrial stocks. However, Berkshire Bank has restructured its investment portfolio by placing less emphasis on equity securities. At December 31, 2004, equities, excluding Federal Home Loan Bank and Savings Bank Life Insurance stock, comprised 3% of the investment portfolio compared to 4% at December 31, 2003. The gross unrealized gains associated with the marketable equity securities portfolio were $8 million at December 31, 2004. At such date, there were no gross unrealized losses. As discussed below, unrealized gains and losses on these securities are included in accumulated other comprehensive income in equity, and thus, if equity prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

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

                                                                           At December 31,
                                              -------------------------------------------------------------------------
                                                      2004                      2003                      2002
                                              ---------------------     ---------------------     ---------------------
                                              Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                Cost         Value        Cost         Value        Cost         Value
                                              ---------    --------     ---------    --------     ---------    --------
                                                                          (In thousands)
Mortgage-backed securities:
   Freddie Mac                                $ 75,846     $ 75,388     $ 53,883     $ 53,638     $  3,558     $  3,605
   Fannie Mae                                  248,052      247,139      185,018      185,551        3,066        3,051
   Private label REMICs                             37           37          653          648        9,761        9,750
   Ginnie Mae                                       21           21           32           33           52           54
                                              --------     --------     --------     --------     --------     --------
      Total mortgage-backed securities         323,956      322,585      239,586      239,870       16,437       16,460
                                              --------     --------     --------     --------     --------     --------

Other investment securities:
   Obligations of U.S. Treasury and
       U.S. Government Agencies                  1,106        1,113       20,840       20,969       98,058       98,719
   Corporate bonds and notes                     8,977        8,977       17,102       17,310       31,284       31,637
   Municipal notes                              19,169       19,172       12,294       12,282           --           --
   Asset-backed securities                         441          452        2,566        2,106        6,956        6,772
   Marketable equity securities                  5,193       13,105        6,515       14,888       11,132       19,581
                                              --------     --------     --------     --------     --------     --------
      Total other investment securities         34,886       42,819       59,317       67,555      147,430      156,709
                                              --------     --------     --------     --------     --------     --------

      Total available-for-sale securities     $358,842     $365,404     $298,903     $307,425     $163,867     $173,169
                                              ========     ========     ========     ========     ========     ========

      The following table presents the amortized cost and fair value of Berkshire Bank's held-to-maturity securities, by type of security, at the dates indicated.

                                                                           At December 31,
                                              -------------------------------------------------------------------------
                                                      2004                      2003                      2002
                                              ---------------------     ---------------------     ---------------------
                                              Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                Cost         Value        Cost         Value        Cost         Value
                                              ---------    --------     ---------    --------     ---------    --------
                                                                          (In thousands)
Mortgage-backed securities:
   Freddie Mac                                $  1,578     $  1,569     $ 10,163     $ 10,146     $ 17,120     $ 17,164
   Fannie Mae                                    2,445        2,422        3,743        3,742       11,657       11,688
   Ginnie Mae                                      692          681        2,452        2,435        1,010        1,016
                                              --------     --------     --------     --------     --------     --------
      Total mortgage-backed securities           4,715        4,672       16,358       16,323       29,787       29,868
                                              --------     --------     --------     --------     --------     --------

Other investment securities:
   Municipal notes and other
         obligations                            25,227       25,227       20,545       20,545       14,480       14,480
                                              --------     --------     --------     --------     --------     --------

      Total held-to-maturity securities       $ 29,942     $ 29,899     $ 36,903     $ 36,868     $ 44,267     $ 44,348
                                              ========     ========     ========     ========     ========     ========

      At December 31, 2004, the largest exposure to any securities issuer had a book value $4 million, excluding government and agency securities. This security is a development bond issued by a local service agency.

      The  following   table  presents  the  activity  in  the   mortgage-backed
securities and other investment securities portfolios for the years indicated.

                                                                     For the Years Ended December 31,
                                                                 ---------------------------------------
                                                                    2004           2003           2002
                                                                 ---------      ---------      ---------
                                                                              (In thousands)
   Mortgage-backed securities:
   Mortgage-backed securities, beginning of year                 $ 256,228      $  46,247      $  39,901
   Purchases                                                       117,869        266,586         63,065
   Securitized mortgages                                            39,657         16,270             --
   Repayments and prepayments                                      (72,631)       (66,918)       (56,037)
   Sales                                                           (11,336)        (5,139)            --
   Net premium                                                        (867)          (801)          (525)
   Decrease in unrealized gain                                      (1,663)           (17)          (157)
                                                                 ---------      ---------      ---------
      Net increase in mortgage-backed securities                    71,029        209,981          6,346
                                                                 ---------      ---------      ---------
         Mortgage-backed securities, end of year                   327,257        256,228         46,247
                                                                 ---------      ---------      ---------

   Other investment securities:
   Other investment securities, beginning of year                   88,100        171,189         97,808
   Purchases                                                        32,816         83,227        195,005
   Sales                                                            (4,833)       (12,133)       (13,112)
   Loss on impairment of securities                                     --             --           (673)
   Maturities and calls                                            (46,347)      (147,286)       (84,606)
   Repayments and prepayments                                       (1,049)        (5,140)        (3,191)
   Net premium                                                        (336)          (994)          (578)
   Decrease in unrealized gain                                        (305)          (763)       (19,464)
                                                                 ---------      ---------      ---------
      Net (decrease)/increase in other investment securities       (20,054)       (83,089)        73,381
                                                                 ---------      ---------      ---------
         Other investment securities, end of year                   68,046         88,100        171,189
                                                                 ---------      ---------      ---------
            Total securities, end of year                        $ 395,303      $ 344,328      $ 217,436
                                                                 =========      =========      =========

      The following table presents certain information regarding the amortized cost, weighted average yields and estimated maturities of Berkshire Bank's debt securities at December 31, 2004.

                                                            At December 31, 2004
                                   -----------------------------------------------------------------------
                                                                More than One        More than Five Years
                                     One Year or Less        Year to Five Years          to Ten Years
                                   --------------------     --------------------     --------------------
                                               Weighted                 Weighted                 Weighted
                                   Amortized    Average     Amortized    Average     Amortized    Average
                                     Cost        Yield        Cost        Yield        Cost        Yield
                                   ---------   --------     ---------   --------     ---------   --------
                                                           (Dollars in thousands)
Obligations of U.S. Treasury
   and U.S. Government Agencies    $  1,000        4.56%    $     88        6.14%    $     18        6.13%
Mortgage-backed securities           11,206        2.33      294,114        4.19       23,351        4.51
Municipal and IRB                     8,634        2.06        4,296        4.46        8,131        3.96
Corporate bonds and notes             3,882        4.55           --          --        2,987        5.18
Asset-backed securities                  --          --          441        6.12           --          --
                                   --------                 --------                 --------
      Total                        $ 24,722        2.67%    $298,939        4.19%    $ 34,487        4.44%
                                   ========                 ========                 ========

                                               At December 31, 2004
                                   ---------------------------------------------
                                    More than Ten Years             Total
                                   --------------------     --------------------
                                               Weighted                 Weighted
                                   Amortized    Average     Amortized    Average
                                     Cost        Yield        Cost        Yield
                                   ---------   --------     ---------   --------
                                               (Dollars in thousands)
Obligations of U.S. Treasury
   and U.S. Government Agencies    $     --          --%    $  1,106        4.71%
Mortgage-backed securities               --          --      328,671        4.15
Municipal and IRB                    23,335        4.44       44,396        3.89
Corporate bonds and notes             2,108        3.76        8,977        4.57
Asset-backed securities                  --          --          441        6.12
                                   --------                 --------
      Total                        $ 25,443        4.38%    $383,591        4.13%
                                   ========                 ========

Deposit Activities and Other Sources of Funds
---------------------------------------------

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

      In the unlikely event Berkshire Bank is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to Berkshire Hills as the sole stockholder of Berkshire Bank. The Federal Home Loan Bank and other creditors of Berkshire Bank also have priority over Berkshire Hills for repayment of their claims.

      The following table presents the deposit activity of Berkshire Bank for the years indicated.

                                             For the Years Ended December 31,
                                             --------------------------------
                                                2004       2003       2002
                                              -------    -------    -------
                                                      (In thousands)

         Increase before interest credited    $ 3,152    $34,022    $21,854
         Interest credited                     12,393     13,862     17,777
                                              -------    -------    -------
               Net increase                   $15,545    $47,884    $39,631
                                              =======    =======    =======

      At December 31, 2004, Berkshire Bank had certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

                                                                Weighted
                                                                 Average
               Maturity Period                     Amount         Rate
               ---------------------------------------------------------
                                                  (Dollars in thousands)
               Three months or less               $ 26,484        1.88%
               Over 3 months through 6 months       22,493        2.29
               Over 6 months through 12 months      24,384        3.23
               Over 12 months                       66,737        4.01
                                                  --------
                     Total                        $140,098        3.19%
                                                  ========

      The following table presents information concerning average balances and weighted average interest rates on Berkshire Bank's deposit accounts for the years indicated.

                                                               For the Years Ended December 31,
                          ---------------------------------------------------------------------------------------------------------
                                        2004                                2003                                2002
                          ---------------------------------   ---------------------------------   ---------------------------------
                                      Percent                             Percent                             Percent
                                      of Total     Weighted               of Total     Weighted               of Total     Weighted
                           Average    Average       Average    Average    Average       Average    Average    Average       Average
                           Balance    Deposits       Rate      Balance    Deposits       Rate      Balance    Deposits       Rate
                          ---------------------------------   ---------------------------------   ---------------------------------
                                                                   (Dollars in thousands)
NOW accounts              $ 97,886          11%        0.09%  $ 90,170          11%        0.17%  $ 83,399          11%        0.75%
Money market accounts      160,265          19         1.29    132,497          16         1.24    117,950          15         1.69
Savings                    168,551          20         0.77    170,749          21         1.01    157,444          21         1.70
Certificates of deposit    320,982          38         2.78    330,116          41         3.13    320,418          42         3.91
Demand accounts            103,752          12           --     91,627          11           --     82,752          11           --
                          --------    --------                --------    --------                --------    --------
      Total               $851,436         100%        1.46%  $815,159         100%        1.70%  $761,963         100%        2.33%
                          ========    ========                ========    ========                ========    ========

      Certificates of Deposit by Rates and Maturities. The following table presents the amount of certificate accounts categorized by rates and maturities, for the periods and years indicated.

                    Period to Maturity from December 31, 2004
                  ---------------------------------------------
                  Less Than     One to      Two to       Over            Total at December 31,
                     One          Two        Three       Three     --------------------------------
                     Year        Years       Years       Years       2004        2003        2002
                  ---------    --------    --------    --------------------    --------    --------
                                                    (In thousands)
0.00-4.00%         $156,442    $ 68,381    $  7,906    $  9,412    $242,141    $247,036    $236,829
4.01-5.00%           14,877       1,249       5,178      24,055      45,359      40,113      43,019
5.01-6.00%            1,270       1,944         226       9,690      13,130      16,947      20,196
6.01-7.00%            2,879         571       6,776       2,622      12,848      15,428      28,423
7.01% and above       1,797          --          --          --       1,797       1,826       1,722
                   --------    --------    --------    --------    --------    --------    --------
         Total     $177,265    $ 72,145    $ 20,086    $ 45,779    $315,275    $321,350    $330,189
                   ========    ========    ========    ========    ========    ========    ========

      Borrowings. Berkshire Bank utilizes advances from the Federal Home Loan Bank of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, Berkshire Bank is required to own capital stock in the Federal Home Loan Bank of Boston and may apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2004, Berkshire Bank had the ability to borrow a total of approximately $361 million from the Federal Home Loan Bank of Boston. At that date, Berkshire Bank had outstanding advances of $328 million. The Bank had a line of credit with the Federal Home Loan Bank totaling $13 million at December 31, 2004; there were no outstanding borrowings under this line. In addition, Berkshire Bank had a $50 million repurchase agreement line of credit with a nationally recognized broker-dealer. At December 31, 2004, Berkshire Bank had no outstanding borrowings against this agreement.

      The following tables present certain information regarding Berkshire Bank's Federal Home Loan Bank advances during the periods and at the dates indicated.

                                             For the Years Ended December 31,
                                            ----------------------------------
                                              2004         2003         2002
                                            --------     --------     --------
                                                  (Dollars in thousands)
      Maximum amount of advances
         outstanding at any month end       $327,926     $251,465     $143,053
      Average advances outstanding           305,642      167,621      140,406
      Weighted average rate paid
         on advances                            2.73%        2.91%        4.01%

                                                      At December 31,
                                            ----------------------------------
                                              2004         2003         2002
                                            --------     --------     --------
                                                  (Dollars in thousands)
      Balance outstanding at end of year    $327,926     $251,465     $133,002
      Weighted average rate on advances
         at end of year                         3.11%        2.61%        3.27%

      Berkshire Bank has offered retail repurchase agreements to selected higher balance customers and certain municipalities. These agreements were direct obligations of Berkshire Bank to repay at maturity or on demand the purchase price of an undivided interest in a U.S. Government or agency security owned by Berkshire Bank. Since these agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2004, there were no such retail repurchase agreements, although the Bank may offer such agreements in the future.

      The following tables represent certain information regarding Berkshire Bank's retail repurchase agreements at or for the years ended December 31, 2003 and 2002. There were no repurchase agreements booked in 2004 or outstanding at December 31, 2004.

                                                           For the Years
                                                        Ended December 31,
                                                      ----------------------
                                                         2003       2002
                                                        ------     ------
                                                      (Dollars in thousands)
      Maximum amount of retail repurchase
         agreements outstanding at any month end        $  500     $1,830
      Average retail repurchase agreements
         outstanding                                        88      1,349
      Weighted average rate paid on retail
         repurchase agreements                            1.24%      1.72%

                                                          At December 31,
                                                      ----------------------
                                                         2003       2002
                                                        ------     ------
                                                      (Dollars in thousands)
      Balance outstanding at end of year                $   --     $  700
      Weighted average rate on retail repurchase
         agreements at end of year                          --%      1.59%

Wealth Management Services
--------------------------

      Berkshire Bank wealth management provides services to individuals, partnerships, corporations and other institutions and also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. Berkshire Bank emphasizes the growth of its wealth management services primarily to increase fee-based income. Berkshire Bank has implemented several policies governing the practices and procedures of trust operations, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At December 31, 2004, assets under management totaled $358 million. Wealth management fee income totaled $2.7 million in 2004.

Government Banking
------------------

      Berkshire Bank offers full-service government banking for cities, towns and municipal school districts in western Massachusetts and southern Vermont. Berkshire Bank offers municipalities all aspects of financial advisory services for the sale of notes and bonds, actively working with bond counsel, rating agencies, consulting agencies and bond buyers. Additionally, Berkshire Bank offers a wide range of municipal deposit products and checking accounts, as well as the origination of payroll accounts. At December 31, 2004, Berkshire Bank was working with approximately 68 municipal entities.

Technology
----------

      Core bank systems, transaction processing, electronic banking and other financial technologies are significant aspects of the competitive and control environment in which the Company operates. These technologies are integral to the Company's operations and to the achievement of its business strategies. Following the sale of its investment interest in EastPoint Technologies, LLC, the Company entered into an agreement with the acquirer for the conversion of the Company's core processing systems to the acquirer's technology platform in 2005. This technology partner is a prominent industry provider of data processing and related technologies. The sale of EastPoint eliminated its operating costs to the Company and resulted in a technology partnership better suited to ensure the proper infrastructure as the Bank expands.

Risk Factors
------------

      Berkshire Bank's increased emphasis on commercial and consumer lending may expose it to increased lending risks. At December 31, 2004, $577 million, or 70%, of Berkshire Bank's portfolio consisted of commercial and multi-family real estate loans, commercial construction loans, commercial business loans and consumer loans. Berkshire Bank intends to continue to emphasize these types of lending. Consumer loans entail greater risks than one- to four-family mortgage loans because they are secured by rapidly depreciable assets such as automobiles, or to a lesser extent, are unsecured. Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Additionally, many of Berkshire Bank's commercial borrowers have more than one loan outstanding with Berkshire Bank. Consequently, an adverse development with respect to one loan or one credit relationship can expose it to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

      Berkshire Bank's geographic expansion and growth, if not successful, could negatively impact earnings. The Company's operations have grown in recent years, both organically and through acquisitions. In the past year, Berkshire Bank has expanded its geographic presence by opening a representative office in Albany, New York and by acquiring a branch office in Oriskany Falls, New York. The Company has also recently obtained regulatory approval to establish a branch office in Albany, New York and intends to establish additional branches in eastern New York, including in the Albany metropolitan area. Additionally, the Company will expand into the Springfield, Massachusetts metropolitan area with the completion of its proposed acquisition of Woronoco Bancorp.

      The success of this expansion will depend on the acceptance by customers of the Company and its products and services into these new markets. Additionally, the profitability of Berkshire Bank's expansion strategy will depend on whether the income it generates in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings. Berkshire Bank expects that it may take a period of time before certain of its new branches can become profitable, especially in areas in which Berkshire Bank does not have an established physical presence. During this period, operating these new branches may negatively impact net income.

      Additionally, in connection with the Company's expansion, the Company will need to increase its operational and financial procedures, systems and controls. If the Company has difficulty in doing so, it could harm the Company's business, results of operations and financial condition.

      The Company may fail to realize the anticipated benefits of its proposed merger with Woronoco Bancorp, Inc. The success of the merger with Woronoco Bancorp, Inc. will depend on many factors, including the Company's ability to realize anticipated cost savings and revenue enhancements and to combine the businesses of the Company and Woronoco Bancorp in a manner that permits growth opportunities to occur and that does not materially disrupt the existing customer relationships of Woronoco Bancorp and its subsidiaries or result in decreased revenues resulting from any loss of customers. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be fully realized or at all or may take longer to realize than expected.

      The Company and Woronoco Bancorp have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in a loss of key personnel, the disruption of the Company or Woronoco Bancorp's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company and Woronoco's ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

      Rising interest rates may hurt the Company's profits. Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rates six times to 2.50%. If interest rates continue to rise, and if rates on deposits and borrowings reprice upwards faster than the rates on loans and investments, Berkshire Bank would experience compression of interest rates spread and net interest margin, which would have a negative effect on profitability. However, in the past year, Berkshire Bank has undertaken several steps to position itself better for an increase in market interest rates, including the origination of adjustable-rate loans and the sale and securitization of fixed-rate mortgage loans. See "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."

      A downturn in the local economy or a decline in real estate values could hurt the Company's profits. Nearly all of Berkshire Bank's loans are secured by real estate or made to businesses in western Massachusetts. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profits. In recent years, there has been a significant increase in real estate values in Berkshire Bank's market area. As a result of rising home prices, Berkshire Bank's loans have been well collateralized. A decline in real estate values could cause some of Berkshire Bank's mortgages to become inadequately collateralized, which would expose the Company to a greater risk of loss.

      Strong competition within Berkshire Bank's market area could hurt the Company's profit and growth. Berkshire Bank faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for it to make new loans and at times has forced it to offer higher deposit rates. Price competition for loans and deposits might result in Berkshire Bank earning less on loans paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. Some of the institutions with which Berkshire Bank competes have substantially greater resources and lending limits than it has and may offer services that Berkshire Bank does not provide. Competition will likely increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company's profitability depends upon Berkshire Bank's continued ability to compete successfully in its market area.

      Because of Berkshire Bank's heavy reliance on technology and data processing, Berkshire Bank's business could be materially and adversely affected if Berkshire Bank's conversion and upgrading of various computer systems are not performed properly. Berkshire Bank relies heavily on technology, including the use of data processing and core application software, to conduct its business. Berkshire Bank is in the process of updating and converting many of its systems, including changing its data processor. If Berkshire Bank encounters problems in either converting or upgrading any of its systems or in operating the new systems once installed it could affect Berkshire bank's ability to adequately process and account for customer transactions, which could significantly affect the Company's business, financial condition and results of operation.

      Berkshire Bank and the Company operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Company is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and Berkshire Bank is subject to extensive supervision and examination by the Massachusetts Division of Banks, its chartering authority, and the Federal Deposit Insurance Corporation, as insurer of Berkshire Bank's deposits. Such regulations and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory claim may have a material impact on Berkshire Bank's operations.

Personnel
---------

      As of December 31, 2004, the Bank had 241 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Bank will strive to continue its strong relationship with its employees.

Subsidiary Activities
---------------------

      The following are descriptions of Berkshire Bank's subsidiaries, all of which are wholly-owned. All subsidiaries are incorporated in Massachusetts and are indirectly owned by Berkshire Hills.

      North Street Securities Corporation ("North Street") is qualified as a "securities corporation" for Massachusetts income tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. As of December 31, 2004, North Street had assets totaling $140 million, consisting primarily of a variety of investment securities.

      Woodland Securities, Inc. ("Woodland"), is also qualified as a "securities corporation" for Massachusetts income tax purposes. As of December 31, 2004, Woodland had assets of $233 million consisting primarily of agency mortgage-backed securities. The Bank has pledged all of its shares of Woodland to the Federal Home Loan Bank of Boston to secure its borrowing facility.

      Gold Leaf Securities Corporation is qualified as a "securities corporation" for Massachusetts income tax purposes. As of December 31, 2004, Gold Leaf Securities Corporation had assets totaling $9 million, consisting primarily of Industrial Revenue Bonds.

      Berkshire Financial Planning, Inc. (formerly known as Gold Leaf Investment Services, Inc.) previously offered access to brokerage services, through a partnership with UVEST Investment Services, a registered securities broker-dealer. These services are now being offered through the Bank in partnership with Commonwealth Financial Network, a registered securities broker/dealer. This subsidiary changed its name from Gold Leaf Investment Services, Inc. in 2004. Berkshire Financial Planning, Inc. was inactive at December 31, 2004.

      Gold Leaf Insurance Agency, Inc. offers a full-line of products including automobile, home, business and life insurance.

      Berkshire  Hills'  subsidiaries,   in  addition  to  Berkshire  Bank,  are
described below. These companies are incorporated in Massachusetts and are wholly owned by Berkshire Hills.

      Berkshire Hills Funding Corporation was established in 2000 to lend funds to Berkshire Bank's Employee Stock Ownership Plan ("ESOP") to purchase shares of Berkshire Hills common stock in the initial public offering.

      Berkshire Hills Technology, Inc. is discussed below under discontinued operations.

Discontinued Operations
-----------------------

      Berkshire Hills Technology, Inc. was established in May 2001 to invest, own and sell any type of business enterprise including, but not limited to, corporations and limited liability companies. In June 2001, along with a consortium of five other financial institutions, Berkshire Hills Technology, Inc. invested $4.7 million in EastPoint Technologies, LLC ("EastPoint"). The Company's equity interest in EastPoint equaled 60.3%. EastPoint, headquartered in Bedford, New Hampshire, is a software and data processing provider for financial institutions. On June 18, 2004, EastPoint was sold to EP Acquisition Corp., a subsidiary of Open Solutions Inc. (NASDAQ: OPEN), for $7.0 million in cash. The Company received approximately $2.6 million for its 60.3% equity interest and recorded a $75,000 loss on sale, which was included in the 2004 loss from discontinued operations. Berkshire Hills Technology, Inc. was inactive at December 31, 2004.

Segment Reporting
-----------------

      Management monitors the revenue streams of the various products and services in evaluating the Company's operations and financial performance. All of the Company's operations are considered by management to be aggregated in one reportable operating segment. Prior to their discontinuation, the operations of Berkshire Hills Technology, Inc., were evaluated on a stand-alone basis.

REGULATION AND SUPERVISION
--------------------------

General
-------

      As a savings and loan holding company, Berkshire Hills is required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision ("OTS"). As a savings bank chartered by the Commonwealth of Massachusetts, Berkshire Bank is subject to extensive regulation, examination and supervision by the Massachusetts Commissioner of Banks, as its primary regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Berkshire Bank is a member of the Federal Home Loan Bank system and, with respect to deposit insurance, of the Bank Insurance Fund managed by the Federal Deposit Insurance Corporation. Berkshire Bank must file reports with the Commissioner of Banks and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Commissioner of Banks and /or the Federal Deposit Insurance Corporation conduct periodic examinations to test Berkshire Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner of Banks, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to Berkshire Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Berkshire Bank and Berkshire Hills and is qualified in its entirety by reference to the actual laws and regulations.

Massachusetts Banking Laws and Supervision
------------------------------------------

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

      Assessments. Savings banks are required to pay assessments to the Commissioner of Banks to fund operations. The expense paid for state exam fees and assessments for the fiscal year ended December 31, 2004 totaled $41,000.

Federal Regulations
-------------------

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

      Berkshire Bank's regulatory capital at December 31, 2004 is included in the Stockholders' Equity note of the Company's financial statements in Item 8 of this report. At December 31, 2004, Berkshire Bank met each of its capital requirements.

      Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, an internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities
---------------------

      Under federal law, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, state chartered banks, such as Berkshire Bank, may, with Federal Deposit Insurance Corporation approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under federal law. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the Federal Deposit Insurance Corporation, must have been divested by December 19, 1996, under a Federal Deposit Insurance Corporation-approved divestiture plan, unless such investments were grandfathered by the Federal Deposit Insurance Corporation. Berkshire Bank received grandfathering authority from the Federal Deposit Insurance Corporation in February 1993 to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation's regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. The Federal Deposit Insurance Corporation also required that Berkshire Bank provide prior notice to the agency if it increases the holdings of listed stock and/or registered shares as a percentage of Tier 1 equity capital by 25%. Such grandfathering authority may be terminated upon the Federal Deposit Insurance Corporation's determination that such investments pose a safety and soundness risk to Berkshire Bank or if Berkshire Bank converts its charter or undergoes a change in control. As of December 31, 2004, Berkshire Bank had marketable equity securities, including money market preferred stocks, with a market value of $13.1 million, which were held under such grandfathering authority.

Interstate Banking and Branching
--------------------------------

      The Interstate Banking Act permits a bank, such as Berkshire Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state has opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders. During 2004, Berkshire Bank acquired a branch in Oriskany Falls, New York. At its interstate branches, Berkshire Bank may conduct any activity that is authorized under Massachusetts law that is permissible either for a New York bank (subject to applicable federal restrictions) or a New York branch of an out-of-state national bank.

Prompt Corrective Regulatory Action
-----------------------------------

      Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

      The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2004, Berkshire Bank met the conditions to be classified a "well capitalized" institution.

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

Transactions with Affiliates
----------------------------

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

Enforcement
-----------

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

Insurance of Deposit Accounts
-----------------------------

      The Federal Deposit Insurance Corporation maintains a risk-based assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information, which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category that it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If the Federal Deposit Insurance Corporation takes such action, it could have an adverse effect on the earnings of Berkshire Bank.

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

Federal Reserve System
----------------------

      The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $47.6 million less an exemption of $7 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.6 million, the reserve requirement is 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) of the portion in excess of $47.6 million. Berkshire Bank is in compliance with these requirements.

Community Reinvestment Act
--------------------------

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

Federal Home Loan Bank System
-----------------------------

      The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Berkshire Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. Berkshire Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2004 of $17.0 million.

      The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2004, 2003, 2002, 2001, and 2000, cash dividends from the Federal Home Loan Bank of Boston to Berkshire Bank amounted to approximately $513,000, $249,000, $283,000, $304,000 and $333,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Holding Company Regulation
--------------------------

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

      To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2004, Berkshire Bank maintained 93% of its portfolio assets in qualified thrift investments. Berkshire Bank also met the QTL test in each of the prior twelve months and, therefore, met the QTL Test.

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

      Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with any regulation under the Massachusetts law. The term "bank holding company," for the purposes of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan associations and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before the following: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merges with another bank holding company. Although the Company is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% or more of the voting stock of another banking institution or bank holding company would cause it to become such. Except for the planned merger with Woronoco Bancorp, Inc., the Company has no current plan or arrangement to acquire ownership or control, directly or indirectly, of 25% or more of the voting stock of another banking institution.

Federal Securities Laws
-----------------------

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

Financial Privacy
-----------------

      In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act
---------------------------------------------------------

      A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the "USA Patriot Act") substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as Berkshire Bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

FEDERAL AND STATE TAXATION ON INCOME
------------------------------------

Federal Income Taxation
-----------------------

      General. The Company and Berkshire Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Berkshire Bank in the same manner as to other corporations with some exceptions, including particularly Berkshire Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Berkshire Bank or the Company. Berkshire Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1999. For its 2004 tax year, Berkshire Bank's maximum federal income tax rate was 35%.

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

State Taxation
--------------

      Massachusetts Taxation. The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except no deduction is allowed for bonus depreciation or for taxes paid to the state which are based on income. Carryforwards and carrybacks of net operating losses are not allowed.

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

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

      The Company and the Bank currently conduct their business through the main office located in Pittsfield, Massachusetts, and 12 other full-service banking offices and two other facilities listed below. The Company and the Bank believe their facilities are adequate to meet their present and immediately foreseeable needs.

                                                                                         Net Book Value
                                                                                           of Property
                                         Lease        Original Year                        or Leasehold
                                          Or             Leased         Date of Lease    Improvements at
Location                                  Own          or Acquired       Expiration     December 31, 2004
--------                                 -----        -------------     -------------   -----------------
                                                                                          (In thousands)
Main Office

24 North Street
Pittsfield, Massachusetts                 Own              1898              --               $1,588

Banking Offices

244 Main Street
Great Barrington, Massachusetts           Own              1950              --                1,956

103 North Main Street
Sheffield, Massachusetts                  Own              1966              --                  173

Old Town Hall
43 East Street
Pittsfield, Massachusetts                Lease             1969            2030                  444

2 Depot Street
West Stockbridge, Massachusetts           Own              1975              --                  296

165 Elm Street
Pittsfield, Massachusetts                 Own              1977              --                  258

255 Stockbridge Road
Great Barrington, Massachusetts           Own              1985              --                  205

37 Main Street
North Adams, Massachusetts               Lease             1985            2015(1)               314

1 Park Street
Lee, Massachusetts                        Own              1991              --                  208

32 Main Street
Stockbridge, Massachusetts                Own              1991              --                  247

66 West Street
Pittsfield, Massachusetts                Lease             1998            2009(2)               145

Allendale Shopping Center
39 Cheshire Road
Pittsfield, Massachusetts                Lease             2001            2021(3)             1,170

212 Main Street
Oriskany Falls, New York                  Own              2004              --                  185

Other Offices

66 Allen Street (4)
Pittsfield, Massachusetts                 Own              1999              --                2,050

54 State Street - Suite 804 (5)
Albany, New York                         Lease             2004            2006                   --

----------
(1)   Berkshire Bank has one option to renew for ten years.

(2) Berkshire Bank has two options to renew, each for an additional five-year period.

(3) Berkshire Bank has four options to renew, each for an additional five-year period.

(4) This facility houses Berkshire Bank's Commercial Lending Division, Asset Management/Trust Division and Government Banking Department.

(5) This facility houses Berkshire Bank's Representative Office, at which loans are processed; however, no deposits are taken at this site.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      At December 31, 2004, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company's financial condition or results of operations. Periodically, there have been various claims and lawsuits involving Berkshire Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

      The common stock is traded on the American Stock Exchange under the symbol "BHL." As of March 3, 2005, the Company had approximately 927 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock and the dividends paid. The closing price of the Company's common stock on March 3, 2005 was $34.81. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

                                  For the Year Ended December 31, 2004
                        --------------------------------------------------------
                        4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                        -----------    -----------    -----------    -----------
High                       $38.20         $39.20         $37.30         $39.20

Low                        $34.55         $34.80         $32.46         $34.40

Dividend Paid              $ 0.12         $ 0.12         $ 0.12         $ 0.12

                                  For the Year Ended December 31, 2003
                        --------------------------------------------------------
                        4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                        -----------    -----------    -----------    -----------
High                       $37.60         $34.30         $28.80         $24.08

Low                        $33.40         $28.00         $22.75         $21.77

Dividend Paid              $ 0.12         $ 0.12         $ 0.12         $ 0.12

      The Company did not repurchase any shares in the fourth quarter of 2004. On June 3, 2003, the Company authorized the purchase of up to 300,000 shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of December 31, 2004, 111,955 shares remain available for purchase under the plan. No plans expired during the three months ended December 31, 2004. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

      The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

                                                                         At or For the Years Ended December 31,
                                                       --------------------------------------------------------------------------
                                                           2004            2003            2002            2001           2000
                                                       -----------     -----------     -----------     -----------    -----------
                                                                      (Dollars in thousands, except per share data)
Selected Financial Data:
   Total assets                                        $ 1,310,115     $ 1,218,548     $ 1,045,947     $ 1,030,701    $ 1,011,340
   Loans, net                                              818,842         783,258         712,714         791,920        783,405
   Investment securities:
      Available-for-sale                                   365,404         307,425         173,169         104,446         99,309
      Held-to-maturity                                      29,942          36,903          44,267          33,263         32,238
      Federal Home Loan Bank (FHLB) stock                   16,974          12,923           7,440           7,027          5,651
      Savings Bank Life Insurance stock                      2,043           2,043           2,043           2,043          2,043
   Deposits                                                845,789         830,244         782,360         742,729        729,594
   Federal Home Loan Bank advances                         327,926         251,465         133,002         133,964        101,386
   Repurchase agreements                                        --              --             700           1,890          2,030
   Total stockholders' equity                              131,736         123,175         120,569         139,323        161,322
   Real estate owned                                            --              --           1,500              --             50
   Nonperforming loans                                       1,152           3,199           3,741           2,702          2,869

Selected Operating Data:
   Total interest and dividend income                  $    61,081     $    56,308     $    64,128     $    75,796    $    71,018
   Total interest expense                                   20,724          18,742          23,428          33,560         33,468
                                                       -----------     -----------     -----------     -----------    -----------
      Net interest income                                   40,357          37,566          40,700          42,236         37,550
   Provision for loan losses                                 1,565           1,460           6,180           7,175          3,170
                                                       -----------     -----------     -----------     -----------    -----------
      Net interest income after provision
         for loan losses                                    38,792          36,106          34,520          35,061         34,380
                                                       -----------     -----------     -----------     -----------    -----------
   Non-interest income:
      Service charges and fees                               5,418           4,961           4,659           4,289          3,763
      Gain on sales and dispositions of
         securities, net                                     1,483           3,077          14,470             268            423
      Gain (loss) on sale of loans                              85          (1,854)        (10,702)             --             --
      Other                                                    778             264          (2,000)          2,526            560
                                                       -----------     -----------     -----------     -----------    -----------
         Total non-interest income                           7,764           6,448           6,427           7,083          4,746
                                                       -----------     -----------     -----------     -----------    -----------
         Total non-interest expense                         28,977          28,243          37,279          28,927         32,184
                                                       -----------     -----------     -----------     -----------    -----------
      Income from continuing operations
          before income taxes                               17,579          14,311           3,668          13,217          6,942
      Provision for income taxes                             5,639           5,161             885           4,334          2,360
                                                       -----------     -----------     -----------     -----------    -----------
      Income from continuing operations                     11,940           9,150           2,783           8,883          4,582
                                                       -----------     -----------     -----------     -----------    -----------
     (Loss) income from discontinued operations (1)           (653)           (282)         (1,040)             43             --
    Income tax (benefit) expense                              (222)            (97)           (354)             15             --
                                                       -----------     -----------     -----------     -----------    -----------
    Net (loss) income from discontinued operations            (431)           (185)           (686)             28             --
                                                       -----------     -----------     -----------     -----------    -----------
         Net income                                    $    11,509     $     8,965     $     2,097     $     8,911    $     4,582
                                                       ===========     ===========     ===========     ===========    ===========

Dividends per share                                    $      0.48     $      0.48     $      0.48     $      0.43    $      0.10
Earnings per share
       Basic                                           $      2.18     $      1.70     $      0.39     $      1.42            N/A
       Diluted                                         $      2.01     $      1.57     $      0.36     $      1.35            N/A
(footnotes on following page)

                                                                                  At or For the Years Ended December 31,
                                                                         -------------------------------------------------------
                                                                           2004        2003        2002        2001        2000
                                                                         -------     -------     -------     -------     -------
                                                                               (Dollars in thousands, except per share data)
Selected Operating Ratios and Other Data (2):
   Performance Ratios:
      Average yield on interest-earning assets                              5.00%       5.35%       6.49%       7.80%       8.04%
      Average rate paid on interest-bearing liabilities                     1.97        2.10        2.85        4.25        4.64
      Interest rate spread (3)                                              3.03        3.25        3.64        3.55        3.40
      Net interest margin (4)                                               3.30        3.57        4.12        4.35        4.25
      Average interest-bearing assets to interest-bearing liabilities     116.06      118.01      120.33      123.04      122.53
      Net interest income after provision for loan losses
         to non-interest expense                                          133.87      127.84       92.60      121.21      106.82
      Non-interest expense as a percent of average assets                   2.25        2.53        3.54        2.80        3.44
      Return on average assets (5)                                          0.89        0.80        0.20        0.86        0.49
      Return on average equity (6)                                          9.06        7.28        1.54        5.74        3.72
      Average equity to average assets                                      9.86       11.04       12.96       15.00       13.15
      Dividend payout ratio (7)                                            22.02       28.24      123.08       30.28         N/A
      Efficiency ratio (8)                                                 62.02       66.00       70.06       58.97       76.86

   Regulatory Capital Ratios:
      Tier 1 capital to average assets                                      9.18        8.97       10.04       11.02       14.54
      Total capital to risk-weighted assets                                14.24       14.10       15.18       15.73       20.15

   Asset Quality Ratios:
      Nonperforming loans as a percent of
         total loans (9)                                                    0.14        0.40        0.52        0.34        0.36
      Nonperforming assets as a percent of
         total assets (10)                                                  0.09        0.26        0.36        0.26        0.29
      Allowance for loan losses as a percent of
         total loans                                                        1.13        1.13        1.43        1.37        1.29
      Allowance for loan losses as a percent of
         nonperforming loans                                              810.50      280.37      275.54      408.36      356.08
      Net loans charged-off as a percent of
         average total loans                                                0.15        0.35        0.87        0.78        0.20
   Share Data:
      Book value per share                                               $ 22.43     $ 20.87     $ 19.71     $ 21.68     $ 21.02
      Tangible book value per share                                      $ 21.19     $ 19.13     $ 18.00     $ 20.04     $ 20.21
      Market price at year end                                           $ 37.15     $ 36.20     $ 23.55     $ 20.25     $ 15.75

----------
(1) Discontinued operations relate to the Company's previous 60.3% interest in EastPoint Technologies, LLC (a provider of bank core systems software). The assets and operations of EastPoint were acquired in 2001 and were sold in June 2004. Results in 2004 include a $75,000 loss recorded on the sale.

(2) Regulatory Capital Ratios are end-of-period ratios. Regulatory average assets are for the last quarter. Performance Ratios are based on daily averages. Asset Quality Ratios are end-of-period ratios except for the charge-off ratio, which is for the year.

(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4)   Net interest income as a percentage of average interest-earning assets.

(5)   Net income divided by average total assets.

(6)   Net income divided by average total equity.

(7) Dividends per share divided by basic earnings per share. Comparable figures for 2000 are not available.

(8) Operating expenses divided by net interest income plus non-interest income, less gain on sale of securities, plus loss on sale of sub-prime loans in 2003 and 2002. For purposes of the 2002 computation, severance payments of $6.9 million were deducted from operating expenses. Discontinued operations income and expenses are excluded from the computation of the efficiency ratio.

(9)   Nonperforming loans consist of nonaccrual loans.

(10)  Nonperforming assets consist of nonperforming loans and real estate owned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

General
-------

      Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Critical Accounting Policies
----------------------------

      The Company has established various accounting policies, which govern the application of generally accepted accounting principles in the preparation of the financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the policy related to the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Refer to Footnote 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies" and the allowance for loan loss discussion in Item 1. "Business," for a detailed description of the estimation processes and methodology related to the allowance for loan losses.

Operating Strategy
------------------

      The mission of Berkshire Bank is to be an independent, full-service community bank committed to being the "financial institution of choice" for people and businesses in Berkshire County and neighboring communities. It will achieve this by consistently meeting and exceeding the expectations of its customers in the delivery of quality financial services and products. The Bank values and respects its customers and employees and strives to maintain an environment within which customers want to bank and employees will want to work.

      The Bank offers a wide range of deposit, loan, investment and wealth management products to its customers. In recent years, the Bank's strategy has been to enhance profitability through controlled balance sheet growth by emphasizing the origination of real estate mortgages, commercial loans and home equity loans, increasing sources of non-interest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. The Bank's strategy has also included expansion of its office locations into contiguous markets.

      The Bank is primarily a lending institution, which does a good job of cross-selling products in an effort to "own" the "whole customer." While it does not offer the highest rates on deposits in its market, it has still achieved strong growth in its core deposit base. In addition, being vigilant in expense control through efficiency efforts, including the implementation of Six Sigma, is critical and we believe those efforts will help earnings. To accomplish its objectives, the Bank has sought to:

      o     Expand the services and products it offers.

      o     Provide superior customer service.

      o     Build customer relationships.

      o Provide innovative products, increase the functionality of its ATM network and expand the capability of its call center.

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

      o Manage interest rate risk by emphasizing investments in shorter-term loans and investment securities, engaging in the sale, securitization and purchase of loans and by managing the Company's sources of borrowed funds, such as its ability to borrow from the FHLB of Boston.

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

      The Company established profitability goals at the end of 2002, to be achieved in three years, consisting of a return on assets of 1.0%, a return on equity of 10.0% and an efficiency ratio of under 60%. Earnings growth is always a priority for a public company and balancing this with community involvement and employee retention is paramount to the Company's management.

      As global and local economies continue to improve, the Company will strive to take advantage of growth opportunities, both organic and through non-dilutive acquisitions. While industry consolidation continues to increase acquisition multiples, making acquisitions increasingly more difficult to achieve, the Company will prudently continue to explore opportunities that will improve its franchise and be accretive to shareholders.

Fourth Quarter Events and Recent Developments
---------------------------------------------

      In December 2004, the Company announced that it had entered into a definitive agreement to acquire Woronoco Bancorp, Inc., which will create a $2.0 billion company. Also, in connection with the merger, the Bank will acquire Woronoco Savings Bank, the wholly-owned subsidiary of Woronoco Bancorp. The combined institution will be a formidable commercial and community banking franchise, with significant non-interest income potential, management synergies and solid asset quality. It will serve customers through a network of 22 full-service branches in western Massachusetts and New York.

      Also in December 2004, the Company acquired Berkshire Financial Planning, Ltd. adding clients and additional financial planning resources to the Bank's growing wealth management group. In October 2004, the Bank acquired its Oriskany Falls, New York branch, including about $8 million in new deposits, the Bank's first full-service office in New York. The Bank announced plans to open additional offices in Eastern New York in 2005. The Bank opened a representative office in Albany in July 2004, for the specific purpose of originating commercial loans.

      Total loans increased by $10 million in the fourth quarter. The Bank purchased a $10 million single premium bank owned life insurance ("BOLI") contract, bringing total BOLI investments to $18 million. These contracts provide earnings credits, which are recorded as non-interest income. The growth in loans and BOLI contracts was offset by a $23 million decrease in securities available for sale during the quarter.

      Deposit transaction accounts (demand deposits and NOW accounts) increased by $10 million, or 5%, during the quarter. This was offset by decreases in other deposit categories, with total deposits decreasing by $7 million, or 1%, during the quarter.

      Service fee income increased $172,000, or 14%, as compared to the quarter ended September 30, 2004. All major service fee categories increased in the fourth quarter. The largest fee increase was in wealth management service fees, which increased by 13% compared to the prior quarter.

      The return on average stockholders' equity increased to 9.72% in the fourth quarter of 2004, compared to 9.71% and 8.49% in the prior quarter and fourth quarter of 2003, respectively. For these periods, the return on average assets increased to 0.97% from 0.92% and 0.86%; the efficiency ratio also improved to 60.80% from 61.60% and 62.86%. These improvements primarily resulted from growth in net interest income and service fee income, combined with a modest increase in non-interest expense. Results in the fourth quarter came close to achieving the Company's near-term goals of a 10.0% return on equity, a 1.0% return on assets, and an efficiency ratio under 60%.

Comparison of Financial Condition at December 31, 2004 and 2003
---------------------------------------------------------------

      Total Assets. Total assets at year-end 2004 were $1.31 billion, an increase of $92 million, or 8%, from $1.22 billion at year-end 2003. The increase was primarily due to a $68 million gross increase in loans (excluding the effect of $39 million in mortgage loans converted to securities in the first quarter). Loan growth resulted from record loan originations totaling $326 million in 2004. Asset growth was largely funded by a $76 million increase in Federal Home Loan bank advances, and an increase of $16 million in deposits.

      Total Loans. Total loans increased to $828 million at year-end 2004. The Bank securitized $39 million of one- to four-family longer-term fixed rate mortgages, as it continued to liquefy and reduce its exposure to loans and investments with longer maturities. Excluding this transfer, the $68 million gross increase in loans amounted to a 9% growth rate due to the Company's record loan origination volume in 2004. All loan categories increased (excluding the mortgage transfer), except for commercial business loans. The biggest increase was in commercial mortgages, which grew by $53 million, or 35%. Commercial and commercial real estate loan originations benefited from business development outside of Berkshire County, which accounted for 30% of these originations, including 21% in Eastern New York, where the Company opened new offices in 2004. Consumer loans increased by $19 million, or 18%, primarily due to marketing efforts aimed at generating high quality automobile loans with FICO scores above 700. Loan originations also benefited from a strong local real estate market, which was supported by a generally favorable interest rate environment.

      Asset Quality. There was no foreclosed real estate at either year-end. Total nonaccruing loans decreased to $1.15 million, or 0.09% of total assets, at year-end 2004, compared to $3.20 million, or 0.26% of total assets at year-end 2003. This improvement included the benefit of the sale of the largest nonperforming commercial loan relationship, which had a $1.3 million balance. Net loan charge-offs were $1.2 million in 2004, or 0.15% of average loans, compared to $2.8 million, or 0.35% of average loans, in 2003. Charge-offs in 2003 included losses on the remaining portfolio of sub-prime automobile loans, which were sold in December 2003. The allowance for loan losses increased by $368,000 to $9.3 million at year-end 2004; the allowance measured 1.13% of total loans at both year-ends. The allowance was 811% of nonaccruing loans at year-end 2004, compared to 280% at the prior year-end. The level of the allowance is determined in accordance with a critical accounting policy subject to uncertainty, which is discussed further in Item 1 of this report. Loans delinquent 60-89 days totaled $727,000 at year-end 2004, measuring 0.09% of total loans, which was flat from the prior year-end. Substandard loans increased to $11.2 million from $7.0 million due to the addition of several commercial relationships, which were performing and are expected to continue to perform.

      Investment Securities. Total investment securities (including Federal Home Loan Bank stock and Savings Bank Life Insurance stock) increased to $414 million at year-end 2004. This increase included the $39 million securitization of residential mortgages. During October, the Company sold $11 million of these securitized mortgages. Excluding the impact of these transactions, investment securities grew by $27 million, or 8%, compared to $359 million at year-end 2003. In 2004, securities purchases consisted primarily of pass-through mortgage-backed securities with average repricing intervals of 3-5 years, which have limited risk of interest rate extension. These securities were purchased to leverage the Bank's capital and reduce interest rate risk exposure to longer-term investments while taking advantage of a steep yield curve. The net unrealized gain in the portfolio was $6.6 million at year-end 2004, compared to $8.5 million at year-end 2003, primarily due to the recognition of $1.5 million in net gains on sale during the year.

      Other Assets. Goodwill decreased by $4.4 million in 2004 due to the sale of the assets of the Company's EastPoint Technologies, LLC subsidiary in June. Goodwill booked in relation to acquisitions in 2004 totaled $1.0 million. Bank owned life insurance increased by $10 million due to the purchase of a single premium contract in October.

      Deposits. Total deposits increased by $16 million, or 2%, to $846 million in 2004. The increase for the year was primarily due to a $22 million increase in core deposit balances (total deposits excluding certificates), which grew by 4% to $531 million at year-end. Contributing to this growth were increases of $13 million, or 7%, in transaction accounts and $17 million, or 12%, in money market accounts. The Bank actively pursued relationships through its branding campaign initiated in early 2004. Deposit growth also included the benefit of the $8 million Oriskany Falls branch purchase in October. Savings accounts decreased by $8 million, or 5%, and certificate accounts decreased by $6 million, or 2%, in 2004. The pricing environment became more competitive in 2004, as short-term interest rates began to increase in line with actions taken by the Federal Reserve to increase short-term interest rates, following several years of decreases to comparatively low levels.

      Borrowings. Borrowings increased by $76 million, or 30%, to $328 million at year-end 2004. The Bank took advantage of the lower cost of borrowings relative to the cost of time deposits to fund asset growth. This increase represented new borrowings with terms ranging from one month to four years.

      Equity. Total stockholders' equity increased by $8.6 million, or 7%, to $131.7 million at year-end 2004, primarily due to the benefit of retained earnings. Cash dividends remained unchanged at $0.48 per share in 2004, totaling $2.6 million, and treasury stock purchases totaled $2.5 million. Tangible book value per share was $21.19 at year-end 2004, compared to $19.13 at the prior year-end. The ratio of stockholders' equity to total assets measured 10.06% at year-end 2004, compared to 10.11% at the prior year-end.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003.
-------------------------------------------------------------------------------

      Net Income. Net income for the year 2004 was a record $11.5 million, compared to $9.0 million for 2003. Net income from continuing operations totaled $11.9 million for the year 2004, compared to $9.2 million for 2003, excluding the loss from discontinued operations of EastPoint Technologies, LLC, which was sold in June 2004. Earnings from continuing operations were a record $2.08 per diluted share for the year 2004, an increase of 30% over prior year results. Net income after the loss from discontinued operations was $2.01 per diluted share, an increase of 28% over prior year results.

      The Company's performance in 2004 benefited from a $2.8 million increase in net interest income, resulting from growth in loans and investments. Total service fee income increased by 9% in 2004, while non-interest expense growth was limited to 3%. The return on average stockholders' equity increased to 9.06% in 2004, compared to 7.28% in 2003. The return on average assets increased to 0.89% from 0.80% for the same periods. The efficiency ratio also improved to 62.0% from 66.0%.

      Net Interest Income. Net interest income increased by $2.8 million, or 7%, to $40.4 million in 2004, compared to $37.6 million in 2003. Average earning assets increased by $171 million, or 16% in 2004. This growth in earning assets more than offset the impact of a decrease in the net interest margin to 3.30% in 2004 from 3.57% in the prior year. Interest rates had declined to relative lows in 2003 and 2004, prompting higher prepayment speeds for loans and mortgage backed securities. These proceeds were reinvested at lower yields, reflecting lower market rates and management's strategy to shorten the duration of these assets. The Company used borrowings to fund earning asset growth, lowering the cost of new funds compared to higher costing time certificates of deposit.

      Average earning asset growth was concentrated in average investment securities, which increased by $180 million in 2004, reflecting securities purchased during 2003 and 2004, as well as the securitization of $56 million in residential mortgages during that period. The yield on investment securities improved to 4.07% in 2004 from 3.49% in 2003. The yield on loans decreased to 5.50% from 5.96%. The benefit of prime rate increases in 2004 was more than offset by the impact of prepayments and the mortgage securitization. Due to the declining loan yield and the shift in mix towards lower yielding investment securities, the yield on earning assets decreased to 5.00% from 5.35%.

      Average interest bearing liabilities increased by $162 million, or 18%, in 2004. Growth in average interest bearing deposits totaled $24 million, or 3%, and was concentrated in money market accounts, the average balance of which increased by $28 million, or 21%. In the generally low rate environment, and with short-term rates increasing for the first time in several years, deposit demand favored money market accounts compared to time certificates of deposit, the average balance of which decreased by $9 million during the year. NOW and savings account rates also decreased in the low rate environment. These changes led to a decrease in the cost of interest bearing deposits to 1.66% in 2004, compared to 1.92% in the prior year. Average borrowings increased by $138 million, or 82%, in 2004 as the Bank borrowed in a range of targeted maturities from one month to four years to fund asset growth. The cost of borrowings decreased to 2.73% from 2.91%. These decreases in deposit and borrowing costs both contributed to the decline in the cost of interest bearing liabilities to 1.97% from 2.10%.

      The reduction in funding costs helped to mitigate the 0.35% impact of declining asset yields, with the result that the net interest spread only decreased by 0.22% to 3.03% in 2004 from 3.25% in the prior year. The net interest margin decreased by 0.27% to 3.30% from 3.57%. The further decrease in the net interest margin reflected the higher leveraging strategy in 2004. Also contributing to this change was a $10 million investment in a bank owned life insurance ("BOLI") contract, shifting earnings on this amount from interest income to non-interest income. Additionally, the bank increased its investments in lower- yielding tax preferred municipal investments. The Bank's fully taxable equivalent net interest margin was 3.37% in 2004, compared to 3.61% in 2003. The Bank benefited from a $12 million, or 13%, increase in average non-interest bearing demand deposit accounts. The Bank's relationship oriented promotional strategies has resulted in the growth of these attractive balances.

      The trend of the changes in yields and costs caused the quarterly net interest margin to decline from a 2003 high of 3.73% in the second quarter of 2003 to a low of 3.19% in the second quarter of 2004. The margin improved to 3.29% in the third and fourth quarters of 2004. As discussed further in Item 7A, the result of management's strategies in 2004 was to make the Bank more asset sensitive to better position itself for increases in prevailing market interest rates. While the Bank's interest rate sensitivity model indicates that the Bank should benefit from additional anticipated increases in short-term interest rates, the benefit to net interest income may be mitigated by additional flattening of the yield curve and increased deposit price competition related to possible deposit disintermediation in a rising rate environment.

      Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is determined in accordance with a critical accounting policy subject to uncertainty, which is discussed further in Item 1 of this report. The level of the allowance at year-end 2004 was discussed in the previous section on Asset Quality in the discussion of financial condition at December 31, 2004.

      The provision for loan losses was $1.57 million in 2004, an increase of $105,000, or 7%, from 2003. The provision measured 131% of net loan charge-offs in 2004. This measurement was 52% in 2003 due primarily to the reversal of about $1.0 million of previously provided loan loss provision subsequent to the sale of the remaining sub-prime automobile loan portfolio in December 2003.

      Non-Interest Income. Non-interest income increased by $1.32 million, or 20%, to $7.76 million in 2004 from $6.45 million in 2003. Non-interest income measured 16.1% of total net interest and non-interest revenues in 2004, increasing from 14.6% in the prior year. Wealth management service fees increased by $422,000, or 19%, due to the Company's focus on building this source of revenues. Total assets under management increased by 19% to $358 million at year-end 2004, compared to $302 million at the prior year-end. Net gains and losses on sales of loans and securities totaled $1.57 million in 2004 compared to $1.22 million in 2003. Securities gains in 2004 were primarily related to sales of equity securities, as the Company continued to reduce its exposure to potential equity price risk. The Company also reported an $81,000 gain on the sale of $11 million in securitized mortgages in the fourth quarter. In 2003, the Company recorded higher securities gains, along with $1.85 million in loan sale losses related to the sale of sub-prime automobile loans. All other non-interest income increased by $308,000, or 66%, to $778,000 in 2004 primarily due to higher income earned on cash surrender value related to the purchase of additional bank owned life insurance in October 2004.

      Non-Interest Expense. Total non-interest expense increased by $734,000, or 3%, to $29.0 million in 2004, compared to $28.2 million in 2003. As a percentage of total average assets, non-interest expense measured 2.25% in 2004, improving from 2.53% in the prior year as expense growth was held well below the 16% increase in average assets. Excluding foreclosed asset expense and all other non-interest expense, the other categories of expense all increased, with the increase totaling $1.85 million, or 8%, in 2004 compared to 2003. This growth primarily related to overall growth in the business activities of the Company. Full-time equivalent employees of the Bank totaled 241 at year-end 2004, decreasing by 2% from 247 at year-end 2003. Salary and benefit expenses increased by $716,000, or 4%, due to higher benefits, commissions, and stock awards expense. The net expense of foreclosed real estate and repossessed assets decreased by $525,000, or 50%, due to the sale of sub-prime automobile loans in December 2003. The $587,000 reduction in all other non-interest expense included the benefit of a $243,000 reduction in FDIC insurance expense, a $211,000 refund of Delaware franchise tax, and a $131,000 reduction in meetings and travel expense.

      Income Tax Expense. Total income tax expense increased by $353,000, or 7%, in 2004 compared to 2003. The effective tax rate declined to 32.0% in 2004 compared to 35.7% in 2003. The higher rate in 2003 was largely due to the disallowance by Massachusetts of the dividends received deduction from the Bank's REIT. The Bank benefits from securities purchased in the Bank's subsidiary securities corporations, which are taxed at a lower state income tax rate. Additionally, the effective income tax rate benefits from tax preferences on income from additional purchases of municipal securities and bank owned life insurance contracts in 2004.

      Net Loss from Discontinued Operations. The Company sold its interest in the assets of EastPoint Technologies, LLC in June 2004. All revenues and expenses related to EastPoint have been reclassified as related to discontinued operations. A $75,000 loss recorded on the sale was included with the loss from operations reported in 2004. The net loss from discontinued operations, after applicable income tax expense, was $431,000 in 2004, compared to $185,000 in 2003. Results in 2003 included project related revenues of $2.82 million, which declined to $623,000 for the nearly six months that EastPoint was operating in 2004.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------

      Net Income. Net income totaled $9.0 million for the year 2003, an increase of $6.9 million, or 328%, from $2.1 million for 2002. Net income for 2003 included $437,000 in charges related to a non-recurring retirement benefit while net income for 2002 included $8.3 million in charges in connection with the restructuring of the Company's senior management and the reorganizing of the Company's long-term business strategy. Basic and diluted earnings per share for 2003 were $1.70 and $1.57, respectively, compared to basic and diluted earnings of $0.39 and $0.36, respectively, for 2002.

      Net Interest Income. Net interest income is the largest component of the Company's revenue stream and is the difference between the interest and dividends earned on the loan and investment portfolios and the interest paid on the Company's funding sources, primarily customer deposits and advances from the Federal Home Loan Bank of Boston. Net interest income decreased $3.1 million, or 8%, to $37.6 million in 2003, from $40.7 million in 2002, as the relatively low market interest rate environment led to a high number of loan prepayments and refinancings, which had a negative impact on earnings, and due to the reinvestment of the proceeds from the December 2002 sale of sub-prime automobile loans in lower yielding loans. Average earning assets increased $64 million, or 6%, to $1.05 billion in 2003 from $988 million in 2002, while the yield on average earnings assets declined to 5.35% from 6.49% for the twelve-month period ended December 31, 2003. Partially offsetting the decline in the yield on average earning assets was a 75-basis point decrease in the rate paid on average interest-bearing liabilities from the same period last year. As a result, the Company's net interest margin for 2003 and 2002 were 3.57% and 4.12%, respectively.

      Interest and dividend income declined $7.8 million, or 12%, to $56.3 million for 2003 from $64.1 million for 2003 as interest earned on the Bank's loan portfolio decreased $9.2 million, or 16%, from $56.9 million for 2003 due to the sale of $70 million of higher rate sub-prime automobile loans in December 2002 and the impact of lower market interest rates resulting from comparatively stronger loan refinance activity. The lower loan interest income also reflects the forfeiture of $65,000 in accrued interest and a write-down of $180,000 of dealer reserve related to the December 2003 sale of $9.9 million of sub-prime automobile loans. Interest and dividend income on the Company's investment portfolio, including FHLB and SBLI stock, equaled $8.5 million in 2003, an increase of $1.8 million, or 26%, from $6.8 million earned in 2002 as higher average balances were able to offset lower average yields earned.

      The decrease in interest and dividend income was partially offset by a decrease in interest expense which decreased $4.7 million, or 20%, to $18.7 million for 2003 from $23.4 million for 2002 due to lower rates paid, particularly on the Bank's deposit accounts. Interest expense on deposits totaled $13.9 million for 2003, a decrease of $3.9 million, or 22.0%, from $17.8 million for 2002. Average interest-bearing deposit balances increased $44 million to $724 million in 2003 from $679 million in 2002, but were more than offset by a lower average rate of 1.92% paid in 2003 compared to 2.62% in 2002. Interest expense on FHLB advances and other borrowings totaled $4.9 million in 2003, a decrease of $771,000, or 14%, from $5.7 million in 2002, due to lower rates paid, as new lower-cost borrowings replaced maturing higher cost advances and as a result of the Bank's prepayment of higher cost advances in December 2002.

      Provision for Loan Losses. The provision for loan losses decreased $4.7 million, or 76%, to $1.5 million in 2003 from $6.2 million in 2002. The sale of $10 million of sub-prime automobile loans in December 2003 resulted in the reversal of approximately $1 million of previously provided loan loss provision. In assessing the provision for year 2003, management took into consideration an $18 million decrease in sub-prime automobile loans from December 31, 2002. The Company also considered net loan charge-offs which decreased $4 million, to $3 million in 2003, from $7 million in 2002. Foremost in this decrease were gross consumer loan charge-offs which declined $5 million in 2003 and consisted mainly of sub-prime automobile loans. Additionally, management considered the level of delinquent loans, which declined from 1.40% of total loans at year-end 2002, to 0.67% at year-end 2003.

      At December 31, 2003, the allowance for loan losses was $9.0 million and represented 1.13% of total loans and 280.37% of nonperforming loans compared to $10.3 million, 1.43% and 275.54%, respectively, at year-end 2002. The decline in the allowance is consistent with improvement in the Company's credit risk profile, particularly in consideration of the significant reduction in sub-prime automobile loans. The level of the allowance is determined in accordance with a critical accounting policy subject to uncertainty, which is discussed further in
Item 1 of this report.

      Non-Interest Income. Non-interest income totaled $6.5 million for 2003, an increase of $21,000, or 0.3%, over $6.4 million for 2002. Non-interest income for 2003 included a $3.1 million gain on the sale of securities, which was partially offset by $2.4 million in charges relating to the sale of sub-prime automobile loans and the valuation adjustment in repossessed automobiles. Non-interest income for 2002 included several items related to the reorganizing of the Company's long-term business strategy that took place in the fourth quarter of 2002. A $14.8 million gain on the sale of equity securities was nearly offset by $13.4 million in charges relating to the sale of sub-prime automobile loans, the write-down of one security, the write-down of repossessed automobiles, and the prepayment penalty on FHLB advances. In addition, wealth management service fees increased $289,000, or 15%, in 2003 due to an increase of $42 million, or 17%, in trust assets under management.

      Non-Interest Expenses. Non-interest expenses totaled $28.2 million for the year 2003 compared to $37.3 million for 2002. Salaries and benefits expense declined $7.1 million, as expenses for 2002 included $6.9 million of severance payments for three executive officers and one senior vice president, and the retirement of seven directors. Expenses pertaining to foreclosed real estate and other loans decreased $2.2 million to $1.0 million in 2003 compared to $3.3 million in 2002, primarily due to a decrease in the expenses associated with the inventory and sale of repossessed automobiles.

      Income Tax Expense. Income taxes for the year 2003 were $5.1 million, an increase of $4.5 million from $531,000 in 2002, due to increased income before taxes, as well as an increase in the effective tax rate to 35.7% for 2003 from 20.2% for 2002. The increase in the effective tax rate for 2003 was largely due to the disallowance by Massachusetts of the dividend deduction received from the Bank's REIT. The lower rate paid in 2002 was primarily due to a higher level of qualifying dividends received to pre-tax income in 2002 compared to 2003.

      Discontinued Operations. The net loss from discontinued operations, net of income tax expense, was $185,000 in 2003, decreasing by $501,000 from $686,000 in 2002. This improvement reflected a $271,000, or 4%, increase in fee income and a decrease in the provision for uncollectible receivables, which had been boosted by a $500,000 charge in December 2002.

Average Balances, Interest and Average Yields/Cost
--------------------------------------------------

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

                                                                             For the Years Ended December 31,
                                                    -------------------------------------------------------------------------------
                                                                    2004                                      2003
                                                    -------------------------------------      ------------------------------------
                                                                                  Average                                   Average
                                                     Average                       Yield/       Average                      Yield/
                                                     Balance        Interest        Rate        Balance       Interest        Rate
                                                    ----------      --------      -------      ----------     --------      -------
                                                                                  (Dollars in thousands)
Interest-earning assets:
   Loans (1)                                        $  795,533      $ 43,766        5.50%      $  800,133      $47,683        5.96%
   Investment securities (2)                           423,965        17,276        4.07          243,930        8,516        3.49
   Short-term investments                                3,036            39        1.28            7,714          109        1.41
                                                    ----------      --------                   ----------       ------
         Total interest-earning assets               1,222,534        61,081        5.00        1,051,777       56,308        5.35
   Non-interest earning assets                          67,009                                     64,056
                                                    ----------                                 ----------
         Total assets                               $1,289,543                                 $1,115,833
                                                    ==========                                 ==========

Interest-bearing liabilities:
   Deposits:
      NOW accounts                                      97,886            88        0.09%          90,170          155        0.17%
      Money market accounts                            160,265         2,070        1.29          132,497        1,648        1.24
      Savings accounts                                 168,551         1,296        0.77          170,749        1,731        1.01
      Certificates of deposit                          320,982         8,939        2.78          330,116       10,328        3.13
                                                    ----------      --------                   ----------       ------
         Total interest-bearing deposits               747,684        12,393        1.66          723,532       13,862        1.92
      Borrowings                                       305,642         8,331        2.73          167,709        4,880        2.91
                                                    ----------      --------                   ----------       ------
         Total interest-bearing liabilities          1,053,326        20,724        1.97          891,241       18,742        2.10
                                                                    --------                                    ------
      Non-interest-bearing demand
         deposits                                      103,752                                     91,627
      Other non-interest-bearing
         liabilities                                     5,369                                      9,817
                                                    ----------                                 ----------
            Total liabilities                        1,162,447                                    992,685
      Equity                                           127,096                                    123,148
                                                    ----------                                 ----------
            Total liabilities and equity            $1,289,543                                 $1,115,833
                                                    ==========                                 ==========
      Net interest-earning assets                   $  169,208                                 $  160,536
                                                    ==========                                 ==========
      Net interest income                                           $ 40,357                                   $37,566
                                                                    ========                                   =======
      Interest rate spread                                                          3.03%                                     3.25%

      Net interest margin (net interest income
         as a percentage of total average
         interest-earning assets)                                                   3.30%                                     3.57%
      Total average interest-earning assets
         to total average interest-bearing
         liabilities                                                              116.06%                                   118.01%

                                                      For the Years Ended December 31,
                                                    ------------------------------------
                                                                   2002
                                                    ------------------------------------
                                                                                 Average
                                                      Average                     Yield/
                                                      Balance      Interest        Rate
                                                    ----------     --------      -------
                                                           (Dollars in thousands)
Interest-earning assets:
   Loans (1)                                        $  791,328      $56,910        7.19%
   Investment securities (2)                           168,664        6,762        4.01
   Short-term investments                               27,870          456        1.64
                                                    ----------      -------
         Total interest-earning assets                 987,862       64,128        6.49
   Non-interest earning assets                          63,948
                                                    ----------
         Total assets                               $1,051,810
                                                    ==========

Interest-bearing liabilities:
   Deposits:
      NOW accounts                                      83,399          623        0.75%
      Money market accounts                            117,950        1,988        1.69
      Savings accounts                                 157,444        2,669        1.70
      Certificates of deposit                          320,415       12,497        3.90
                                                    ----------      -------
         Total interest-bearing deposits               679,208       17,777        2.62
      Borrowings                                       141,755        5,651        3.99
                                                    ----------      -------
         Total interest-bearing liabilities            820,963       23,428        2.85
                                                                    -------
      Non-interest-bearing demand
         deposits                                       82,751
      Other non-interest-bearing
         liabilities                                    11,935
                                                    ----------
            Total liabilities                          915,649
      Equity                                           136,161
                                                    ----------
            Total liabilities and equity            $1,051,810
                                                    ==========
      Net interest-earning assets                   $  166,899
                                                    ==========
      Net interest income                                           $40,700
                                                                    =======
      Interest rate spread                                                         3.64%

      Net interest margin (net interest income
         as a percentage of total average
         interest-earning assets)                                                  4.12%
      Total average interest-earning assets
         to total average interest-bearing
         liabilities                                                             120.33%

----------
(1) The average balances of loans includes nonaccrual loans, loans held for sale, and deferred fees and costs.

(2) The average balance of investment securities is based on ammortized cost. Securities include Federal Home Loan Bank stock and Savings Bank Life Insurance stock.

Rate/Volume Analysis
--------------------

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

                                                  Year Ended December 31, 2004           Year Ended December 31, 2003
                                                           Compared to                            Compared to
                                                  Year Ended December 31, 2003           Year Ended December 31, 2002
                                               ----------------------------------     ----------------------------------
                                                   Increase (Decrease) Due to             Increase (Decrease) Due to
                                                 Rate        Volume        Net          Rate        Volume         Net
                                               --------     --------     --------     --------     --------     --------
                                                                            (In thousands)
Interest-earning assets:
   Loans                                       $ (3,644)    $   (273)    $ (3,917)    $(12,205)    $  2,978     $ (9,227)
   Investment securities                          1,610        7,150        8,760          (45)       1,799        1,754
   Short-term investments                            (9)         (61)         (70)         (55)        (292)        (347)
                                               --------     --------     --------     --------     --------     --------
      Total interest-earning assets              (2,043)       6,816        4,773      (12,305)       4,485       (7,820)
                                               --------     --------     --------     --------     --------     --------

Interest-bearing liabilities:
   Deposits:
      NOW accounts                                  (82)          15          (67)        (523)          55         (468)
      Money market accounts                          65          357          422         (642)         302         (340)
      Savings accounts                             (413)         (22)        (435)      (1,188)         250         (938)
      Certificates of deposit                    (1,113)        (276)      (1,389)      (2,561)         392       (2,169)
                                               --------     --------     --------     --------     --------     --------
         Total deposits                          (1,543)          74       (1,469)      (4,914)         999       (3,915)
   Borrowings                                      (281)       3,732        3,451       (2,570)       1,799         (771)
                                               --------     --------     --------     --------     --------     --------
         Total interest-bearing liabilities      (1,824)       3,806        1,982       (7,484)       2,798       (4,686)
                                               --------     --------     --------     --------     --------     --------
Increase (decrease) in net interest
   income                                      $   (219)    $  3,010     $  2,791     $ (4,821)    $  1,687     $ (3,134)
                                               ========     ========     ========     ========     ========     ========

Liquidity and Capital Resources
-------------------------------

      Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as maintaining the flexibility to take advantage of investment opportunities. The Bank's primary sources of funds consist of deposit inflows, loan repayments, maturities, loan sales, paydowns of mortgage-backed securities, sales/calls of investments and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, sales/calls of investment securities, loan sales and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The Bank's primary investing activities are: (1) originating residential one- to four-family mortgage loans, commercial business and real estate loans, multi-family loans, home equity lines of credit and consumer loans, and (2) investing in mortgage- and asset-backed securities, U.S. Government and agency obligations, and debt securities. These activities are funded primarily by principal and interest payments on loans, proceeds from sales of loans and investment securities, maturities of securities, deposits and Federal Home Loan Bank of Boston advances. During the years ended December 31, 2004 and 2003, Berkshire Bank's loan originations totaled $326 million and $321 million, respectively. At December 31, 2004 and 2003, the Bank's investments in investment securities totaled $395 million and $344 million, respectively. The Bank experienced a net increase in total deposits of $16 million and $48 million for the years ended December 31, 2004 and 2003, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through advances or a line of credit with the Federal Home Loan Bank and through a repurchase agreement line of credit a nationally recognized broker-dealer.

      Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $169 million at December 31, 2004. Management of Berkshire Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2004 totaled $177 million. The Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      The Bank must satisfy various regulatory capital requirements administered by the federal and state banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2004, Berkshire Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $106 million, or 8.1% of average assets, which is above the required level of $52 million, or 4%, and total capital of $119 million, or 12.7% of risk-weighted assets, which is above the required level of $75 million, or 8%. The Bank meets the conditions to be considered "well capitalized" under regulatory guidelines.

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

      Berkshire Hills is currently engaged in its sixth stock repurchase program. In the current program, 188,045 shares out of an announced 300,000 have been purchased through December 31, 2004. The Company has sufficient funds available to complete the repurchase program without having a material adverse effect on liquidity.

      This discussion of liquidity and capital resources does not include considerations related to the pending merger agreement with Woronoco Bancorp, Inc. A preliminary registration statement, subject to subsequent changes, was filed with the SEC on February 3, 2005. This statement discusses the offering of additional shares of the Company's common stock in conjunction with the merger agreement.

      Contractual Obligations. The following table sets forth, at December 31, 2004, the dollar amount of the Bank's contractual obligations and their subsequent time period. This table does not include obligations related to the Company's merger agreement with Woronoco Bancorp, Inc., which is pending regulatory and shareholder approval.

                                                            Commitments by Period
                                     ---------------------------------------------------------------------
                                                 Less than One   One to Three   Three to Five   After Five
                                      Total          Year           Years           Years         Years
                                     --------    -------------   ------------   -------------   ----------
Contractual Obligations                                         (In thousands)
Long-term debt obligations (1)       $327,926      $152,589        $101,573        $ 37,000      $ 36,764
Operating lease obligations (2)         4,185           491             991             962         1,741
Purchase obligations (3)                2,561         2,006             385             170            --
                                     --------      --------        --------        --------      --------
Total Contractual Obligations        $334,672      $155,086        $102,949        $ 38,132      $ 38,505
                                     ========      ========        ========        ========      ========

----------
(1) Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2022 and the rates vary by borrowing.

(2)   Consists of leases of four Bank offices through 2030.

(3)   Consists of obligations with multiple vendors to purchase a broad range of
      services  and  contractual   estimates  of  capital  renovations  to  Bank
      buildings.

Off-Balance Sheet Arrangements
------------------------------

      In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company's financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company's off-balance sheet arrangements is presented in Footnote 12, "Off-Balance Sheet Activities" in the Notes to the Consolidated Financial Statements.

      For the year ended December 31, 2004, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operation or cash flows.

Impact of Inflation and Changing Prices
---------------------------------------

      The consolidated financial statements and related financial data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of Berkshire Bank are monetary in nature. As a result, interest rates have a more significant impact on Berkshire Bank's performance than the general level of inflation. Interest rates may be affected by inflation, but the direction and magnitude of the impact may vary. A sudden change in inflation (or expectations about inflation), with a related change in interest rates, would have a significant impact on our operations.

Impact of New Accounting Pronouncements
---------------------------------------

      Please refer to the note on Recent Accounting  Pronouncements in Note 1 to
the  financial   statements   for  a  detailed   discussion  of  new  accounting
pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk Analysis
---------------------------------------------------------

      Qualitative Aspects of Market Risk. The Bank's most significant form of market risk is interest rate risk. The principal objectives of Berkshire Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with its established policies. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position, which meets quarterly and reports trends and interest rate risk position to the Loan and Investment Committee and Board of Directors on a quarterly basis. The Asset/Liability Committee consists of five senior officers of the Bank and the Senior Financial Analyst. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Berkshire Bank.

      In recent years, Berkshire Bank has managed interest rate risk by:

      o emphasizing the origination and purchase of adjustable-rate loans, selling newly originated fixed rate mortgages on a flow basis and, from time to time, selling a portion of its longer term fixed-rate loans as market interest rate conditions dictate;

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

      Berkshire Bank's market risk also includes equity price risk. Berkshire Bank's marketable equity securities portfolio had gross unrealized gains of $7.9 million at December 31, 2004 and no gross unrealized losses which are included, net of taxes, in accumulated other comprehensive income, a separate component of Berkshire Bank's shareholders' equity. If equity securities prices decline due to unfavorable market conditions or other factors, Berkshire Bank and Berkshire Hills' capital would decrease. In 2003, management began a strategy to reduce the amount of equity securities it holds by gradually selling a portion of its holdings.

      Quantitative Aspects of Market Risk. Berkshire Hills uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in the balance sheet mix. The model assumes the yield curve is derived from the interpolated Treasury yield curve and that an instantaneous increase or decrease of market interest rates would cause a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings are expected to reprice at the new market rate on the contractual review or maturity date. The Company closely monitors its loan prepayment trends and uses prepayment guidelines set forth by Freddie Mac and Fannie Mae and other market sources, as well as Company generated data where applicable. Prepayment cash flows are rolled into various loan products based on a review of loan originations over the past six months, discussions with senior loan officers on the Bank's Asset Liability Committee and a review of the Bank's plan for strategic growth over the next twelve months. Berkshire Hills further assumes that its securities' cash flows, especially its mortgage-backed securities cash flows, are such that they will generally follow industry standards and that prepayments will be reinvested in categories that reflect the current investment strategy designed by senior management and approved by the Board of Directors.
Finally, the model assumes that the Bank's balance sheet mix will remain relatively unchanged throughout the next calendar year.

      The tables below set forth, as of December 31, 2004 and 2003, estimated net interest income and the estimated changes in Berkshire Hills' net interest income for the next twelve-month period, given instantaneous increases or decreases in market interest rates of 100 and 200 basis points.

         Increase/(Decrease) in                At December 31, 2004
        Market Interest Rates in       ------------------------------------
        Basis Points (Rate Shock)       Amount      $ Change       % Change
        -------------------------      -------      --------       --------
                                              (Dollars in thousands)
                   200                 $41,376      $ 1,015          2.52%
                   100                  40,661          300          0.74
                  Static                40,361           --            --
                  (100)                 40,413           52          0.13
                  (200)                 36,452       (3,908)        (9.68)

         Increase/(Decrease) in                At December 31, 2003
        Market Interest Rates in       ------------------------------------
        Basis Points (Rate Shock)       Amount      $ Change       % Change
        -------------------------      -------      --------       --------
                                              (Dollars in thousands)
                   200                 $37,144      $(1,757)        (4.52%)
                   100                  38,162         (739)        (1.90)
                  Static                38,901           --            --
                  (100)                 39,478          577          1.48
                  (200)                 37,116       (1,785)        (4.59)

      In the event of a sudden and sustained decrease in prevailing market interest rates of 100 and 200 basis points, the December 31, 2004 table indicates that net interest income would be expected to increase $52,000 and decrease $3.9 million, respectively. These results compare to the December 31, 2003 chart that indicates a sudden and sustained decrease in prevailing market interest rates of 100 and 200 basis points would cause the Company's net interest income to increase by $577,000 and decrease by $1.8 million. The primary reason for this change compared to the previous year is the strategic plans that the Company has undertaken to better prepare the Bank for an increase in market interest rates, including the origination of adjustable rate commercial and residential mortgage loans, the origination of home equity lines of credit and the sale and securitization of fixed rate mortgages.

      In the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points, the December 31, 2004 table indicates that net interest income would be expected to increase $300,000 and $1.0 million, respectively, compared to the December 31, 2003 table, which indicates that net interest income would decrease by $739,000 and $1.8 million, respectively. Again, these changes in the Bank's interest rate risk sensitivity can be explained by management's desire to better position the Bank for a potential rise in market interest rates and has done so by executing the above-mentioned strategic plans throughout 2004.

      Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on certificates of deposit and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. The most significant assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change as follows: Now accounts 25%, money market accounts - ranging between 50 and 75% depending on the balance, and savings accounts 50%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                              52

CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2004 AND 2003                                                   53

CONSOLIDATED STATEMENTS OF INCOME FOR THE
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002                                 54

CONSOLIDATED STATEMENTS OF CHANGES IN                                        55
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                                    56
THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   58

WOLF                                                Certified Public Accountants
& COMPANY, P.C.                                       and Business Consultants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Berkshire Hills Bancorp, Inc.


We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 9, 2005

              99 High Street o Boston, Massachusetts o 02210-2320
                    o Phone 617-439-9700 o Fax 617-542-0400

       1500 Main Street o Suite 1908 o Springfield, Massachusetts o 01115
                    o Phone 413-747-9012 o Fax 413-739-5149

                               www.wolfandco.com

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2003

                                                                                2004            2003
                                                                            -----------     -----------
                                                                                  (In thousands)
Assets
Cash and due from banks                                                     $    15,237     $    15,583
Short-term investments                                                            2,665           1,859
                                                                            -----------     -----------
          Total cash and cash equivalents                                        17,902          17,442

Securities available-for-sale, at fair value                                    365,404         307,425
Securities held-to-maturity (fair value approximates $29,899,000 and
    $36,868,000 at December 31, 2004 and 2003, respectively)                     29,942          36,903
Federal Home Loan Bank stock, at cost                                            16,974          12,923
Savings Bank Life Insurance stock, at cost                                        2,043           2,043
Loans held for sale                                                               1,053              --

Total loans                                                                     828,179         792,227
Less: Allowance for loan losses                                                  (9,337)         (8,969)
                                                                            -----------     -----------
          Net loans                                                             818,842         783,258

Premises and equipment, net                                                      14,780          12,626
Accrued interest receivable                                                       5,472           5,080
Goodwill and other intangibles                                                    7,254          10,233
Net deferred tax asset                                                              819           1,725
Bank owned life insurance                                                        18,200           7,721
Due from broker                                                                      --           7,089
Other assets                                                                     11,430          14,080
                                                                            -----------     -----------
          Total assets                                                      $ 1,310,115     $ 1,218,548
                                                                            ===========     ===========

Liabilities and Stockholders' Equity
Deposits                                                                    $   845,789     $   830,244
Federal Home Loan Bank advances                                                 327,926         251,465
Loans sold with recourse                                                             --             473
Due to broker                                                                        --           5,646
Accrued expenses and other liabilities                                            4,664           5,293
                                                                            -----------     -----------
               Total liabilities                                              1,178,379       1,093,121
                                                                            -----------     -----------
Minority Interests (Note 19)                                                         --           2,252
                                                                            -----------     -----------
Commitments and contingencies (Notes 6, 12 and 13)
Stockholders' equity:
    Preferred stock ($.01 par value; 1,000,000 shares
        authorized; none issued or outstanding)                                      --              --
    Common stock ($.01 par value; 26,000,000 shares authorized;
        7,673,761 shares issued at December 31, 2004 and
        2003;  shares outstanding: 5,873,563 at December 31, 2004
        and 5,903,082 at December 31, 2003)                                          77              77
    Additional paid-in capital                                                   77,588          75,764
    Unearned compensation                                                        (7,414)         (8,507)
    Retained earnings                                                            94,996          86,276
    Accumulated other comprehensive income                                        4,214           5,559
    Treasury stock, at cost (1,800,198 shares at December 31, 2004 and
        1,770,679 at December 31, 2003)                                         (37,725)        (35,994)
                                                                            -----------     -----------
               Total stockholders' equity                                       131,736         123,175
                                                                            -----------     -----------
               Total liabilities and stockholders' equity                   $ 1,310,115     $ 1,218,548
                                                                            ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2004, 2003 and 2002

                                                            2004         2003         2002
                                                          --------     --------     --------
                                                         (In thousands, except per share data)
Interest and dividend income
    Loans                                                 $ 43,766     $ 47,683     $ 56,910
    Debt securities, taxable                                15,207        7,298        5,234
    Debt securities, tax-exempt                                893          262          173
    Equity securities dividends                              1,176          956        1,355
    Short-term investments                                      39          109          456
                                                          --------     --------     --------
               Total interest and dividend income           61,081       56,308       64,128
                                                          --------     --------     --------
Interest expense
    Deposits                                                12,393       13,862       17,777
    Borrowings                                               8,331        4,880        5,651
                                                          --------     --------     --------
               Total interest expense                       20,724       18,742       23,428
                                                          --------     --------     --------
Net interest income                                         40,357       37,566       40,700
Provision for loan losses                                    1,565        1,460        6,180
                                                          --------     --------     --------
Net interest income, after provision for loan losses        38,792       36,106       34,520
                                                          --------     --------     --------
Non-interest income
    Customer service fees                                    2,347        2,300        2,140
    Wealth management service fees                           2,697        2,275        1,986
    Loan servicing fees                                        374          386          533
    Gain on sales and dispositions of securities, net        1,402        3,077       15,143
    Loss on impairment of securities                            --           --         (673)
    Gain on sale of securitized loans                           81           --           --
    Gain (loss) on sale of loans                                85       (1,854)     (10,702)
    Loss on impairment of other assets                          --         (206)      (1,262)
    Penalty on prepayment of FHLB borrowings                    --           --       (1,067)
    Other non-interest income                                  778          470          329
                                                          --------     --------     --------
               Total non-interest income                     7,764        6,448        6,427
                                                          --------     --------     --------
Non-interest expense
    Salaries and employee benefits                          16,882       16,166       23,295
    Occupancy and equipment                                  4,085        3,800        4,360
    Marketing and advertising                                  991          678          648
    Data processing                                          1,411        1,204          950
    Professional services                                    1,552        1,227        1,152
    Foreclosed real estate and repossessed assets, net         522        1,047        3,250
    Other non-interest expense                               3,534        4,121        3,624
                                                          --------     --------     --------
               Total non-interest expense                   28,977       28,243       37,279
                                                          --------     --------     --------
Income from continuing operations before income taxes       17,579       14,311        3,668
Provision for income taxes                                   5,639        5,161          885
                                                          --------     --------     --------
Income from continuing operations                           11,940        9,150        2,783
Loss from discontinued operations                             (653)        (282)      (1,040)
Income tax benefit                                            (222)         (97)        (354)
                                                          --------     --------     --------
Net loss from discontinued operations                         (431)        (185)        (686)
                                                          --------     --------     --------
Net income                                                $ 11,509     $  8,965     $  2,097
                                                          ========     ========     ========

Earnings per share
    Basic                                                 $   2.18     $   1.70     $   0.39
    Diluted                                               $   2.01     $   1.57     $   0.36

Weighted average shares outstanding
    Basic                                                    5,284        5,266        5,435
    Diluted                                                  5,731        5,703        5,867

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2004, 2003 and 2002

                                                                                               Accumulated
                                                         Additional                               other
                                               Common      paid-in     Unearned     Retained  comprehensive  Treasury
                                               stock       capital   compensation   earnings      income       stock        Total
                                             ---------   ----------  ------------  ---------  -------------  ---------    ---------
                                                                                 (In thousands)
Balance at December 31, 2001                 $      77    $  74,146   $ (11,101)   $  80,658    $  18,836    $ (23,292)   $ 139,324
                                                                                                                          ---------

Comprehensive income (loss):
    Net income                                      --           --          --        2,097           --           --        2,097
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustments
        and tax effects                             --           --          --           --      (13,294)          --      (13,294)
                                                                                                                          ---------
                Total comprehensive loss                                                                                    (11,197)
                                                                                                                          ---------
Cash dividends declared ($0.48 per share)           --           --          --       (2,737)          --           --       (2,737)
Treasury stock purchased                            --           --          --           --           --       (6,989)      (6,989)
Exercise of stock options (6,907 shares)            --           --          --           (7)          --          123          116
Change in unearned compensation                     --          486       1,566           --           --           --        2,052
                                             ---------    ---------   ---------    ---------    ---------    ---------    ---------

Balance at December 31, 2002                        77       74,632      (9,535)      80,011        5,542      (30,158)     120,569
                                                                                                                          ---------

Comprehensive income:
    Net income                                      --           --          --        8,965           --           --        8,965
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustments
        and tax effects                             --           --          --           --           17           --           17
                                                                                                                          ---------
                Total comprehensive income          --           --          --           --           --           --        8,982
                                                                                                                          ---------
Cash dividends declared ($0.48 per share)           --           --          --       (2,628)          --           --       (2,628)
Treasury stock purchased                            --           --          --           --           --       (7,099)      (7,099)
Exercise of stock options (71,064 shares)           --           --          --          (72)          --        1,263        1,191
Change in unearned compensation                     --        1,132       1,028           --           --           --        2,160
                                             ---------    ---------   ---------    ---------    ---------    ---------    ---------

Balance at December 31, 2003                        77       75,764      (8,507)      86,276        5,559      (35,994)     123,175
                                                                                                                          ---------

Comprehensive income:
    Net income                                      --           --          --       11,509           --           --       11,509
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustments
        and tax effects                             --           --          --           --       (1,345)          --       (1,345)
                                                                                                                          ---------
                Total comprehensive income          --           --          --           --           --           --       10,164
                                                                                                                          ---------
Reversals from discontinued operations              --          142          --         (142)          --           --           --
Cash dividends declared ($0.48 per share)           --           --          --       (2,614)          --           --       (2,614)
Treasury stock purchased                            --           --          --           --           --       (2,545)      (2,545)
Exercise of stock options (32,415 shares)           --           --          --          (33)          --          576          543
Reissuance of treasury stock - other                --          358          --           --           --          238          596
Change in unearned compensation                     --        1,324       1,093           --           --           --        2,417
                                             ---------    ---------   ---------    ---------    ---------    ---------    ---------

Balance at December 31, 2004                 $      77    $  77,588   $  (7,414)   $  94,996    $   4,214    $ (37,725)   $ 131,736
                                             =========    =========   =========    =========    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2004, 2003 and 2002

                                                                                 2004          2003          2002
                                                                              ---------     ---------     ---------
                                                                                          (In thousands)
Cash flows from operating activities:
  Continuing operations:
    Net income                                                                $  11,940     $   9,150     $   2,783
    Adjustments to reconcile net income to net cash
        provided by continuing operating activities:
            Provision for loan losses                                             1,565         1,460         6,180
            Net amortizaton of securities                                         1,203         1,795         1,103
            Depreciation and amortization expense                                 1,696         1,614         2,016
            Management awards plan expense                                        1,216         1,066         1,165
            Employee stock ownership plan expense                                 1,378         1,094           887
            Amortization of other intangibles                                         4            --            --
            Increase in cash surrender value of bank owned life insurance          (479)         (221)           --
            Gain on sales and dispositions of securities, net                    (1,483)       (3,077)      (15,143)
            Loss on impairment of securities                                         --            --           673
            (Gain) Loss on sale of loans, net                                       (85)        1,854        10,702
            Loss on sale/writedown of foreclosed real estate, net                     2            44           500
            Loss on impairments of other assets                                      --           206         1,262
            Deferred income tax provision (benefit), net                          1,521         1,088          (262)
            Net change in loans held for sale                                    (1,053)           --         2,540
                Net change in accrued interest receivable and other assets        3,574          (829)        5,511
                Net change in accrued expenses and other liabilities               (629)         (384)          747
                                                                              ---------     ---------     ---------
                      Net cash provided by continuing operating activities       20,370        14,860        20,664
                                                                              ---------     ---------     ---------

  Discontinued operations:
    Net loss                                                                       (653)         (282)       (1,040)
    Adjustments to reconcile net loss to net cash (used)
       provided by operating activities:
            Depreciation and amortization expense                                   188           493           398
            Amortization of other intangibles                                        94           203           203
            Minority interest                                                      (381)         (186)         (685)
                                                                              ---------     ---------     ---------
                      Net cash (used) provided by discontinued operations          (752)          228        (1,124)
                                                                              ---------     ---------     ---------

                      Total net cash provided by operating activities:           19,618        15,088        19,540
                                                                              ---------     ---------     ---------

Cash flows from investing activities:
  Continuing operations:
    Activity in available-for-sale securities:
        Sales                                                                    16,169        20,349        28,255
        Maturities                                                               30,691       130,091        68,232
        Principal payments                                                       61,566        33,182        30,096
        Purchases                                                              (127,633)     (302,014)     (201,258)
    Activity in held-to-maturity securities:
        Maturities                                                               15,656        17,195        16,374
        Principal payments                                                       12,114        38,876        29,132
        Purchases                                                               (20,998)      (49,242)      (56,812)
    Purchase of FHLB stock                                                       (4,051)       (5,483)         (413)
    Purchase of bank owned life insurance                                       (10,000)       (7,500)           --

                                   (continued)

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                  Years Ended December 31, 2004, 2003 and 2002

                                                                                       2004          2003          2002
                                                                                    ---------     ---------     ---------
                                                                                                (In thousands)
    Loan originations and purchases, net of
        principal payments                                                            (89,458)     (153,674)       (8,616)
    Proceeds from sales of loans                                                       12,737        63,546        66,400
    Additions to premises and equipment                                                (4,583)       (1,386)       (1,042)
    Proceeds from sales of foreclosed real estate                                          23         1,456            --
    Net cash paid for acquisitions                                                     (1,415)           --            --
                                                                                    ---------     ---------     ---------
                   Net cash used by continuing investing activities                  (109,182)     (214,604)      (29,652)
                                                                                    ---------     ---------     ---------

  Discontinued operations:
    Additions to premises and equipment                                                   (76)          (80)         (426)
    Proceeds from sale of interest in discontinued operations                           1,966            --            --
    Proceeds from sale of equipment                                                       621            --            --
                                                                                    ---------     ---------     ---------
                   Net cash provided (used) by discontinued investing activities        2,511           (80)         (426)
                                                                                    ---------     ---------     ---------

                   Total net cash used by investing operations:                      (106,671)     (214,684)      (30,078)
                                                                                    ---------     ---------     ---------

Cash flows from financing activities:
    Net increase in deposits                                                           15,545        47,884        39,631
    Net decrease in securities sold under
        agreements to repurchase                                                           --          (700)       (1,190)
    Proceeds from Federal Home Loan Bank advances                                     675,500       252,000       120,172
    Repayments of Federal Home Loan Bank advances                                    (599,039)     (133,537)     (121,134)
    Increase (decrease) in loans sold with recourse                                      (473)         (728)        1,201
    Treasury stock purchased                                                           (2,545)       (7,099)       (6,989)
    Proceeds from reissuance of treasury stock                                          1,139         1,191           116
    Cash dividends paid                                                                (2,614)       (2,628)       (2,737)
                                                                                    ---------     ---------     ---------
                  Net cash provided by financing activities                            87,513       156,383        29,070
                                                                                    ---------     ---------     ---------

Net change in cash and cash equivalents                                                   460       (43,213)       18,532

Cash and cash equivalents at beginning of year                                         17,442        60,655        42,123
                                                                                    ---------     ---------     ---------

Cash and cash equivalents at end of year                                            $  17,902     $  17,442     $  60,655
                                                                                    =========     =========     =========

Supplemental cash flow information:
    Interest paid on deposits                                                       $  12,386     $  13,887     $  17,835
    Interest paid on borrowed funds                                                     8,073         4,696         6,856
    Income taxes paid, net                                                              2,440         4,175         1,618
    Transfers from loans to foreclosed real estate                                         25            --         2,000
    Securitization of and transfer of loans to securities                              39,657        16,270            --
    Due to broker                                                                      (5,646)        5,646            --
    Due from broker                                                                    (7,089)        7,089            --

The accompanying notes are an integral part of these consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2004, 2003 and 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

      Basis of presentation and consolidation

Berkshire Hills Bancorp, Inc. (the "Company") is a Delaware corporation and the holding company for Berkshire Bank (the "Bank"), a state-chartered savings bank headquartered in Pittsfield, Massachusetts. These consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. and its wholly-owned subsidiaries, Berkshire Bank, Berkshire Hills Funding Corporation and Berkshire Hills Technology, Inc. The Bank's wholly-owned subsidiaries are North Street Securities Corporation, Gold Leaf Insurance Agency, Inc., Berkshire Financial Planning, Inc., Gold Leaf Securities Corporation and Woodland Securities, Inc. North Street Securities Corporation, Gold Leaf Securities Corporation, and Woodland Securities, Inc. hold certain investment securities. Gold Leaf Insurance Agency, Inc. offers insurance products to customers. Berkshire Hills Funding Corporation was established to loan funds to the Bank's Employee Stock Ownership Plan. Berkshire Hills Technology was formed during 2001 for the purpose of acquiring a controlling interest in EastPoint Technologies, LLC. Gold Leaf Investment Services was inactive at December 31, 2004. During 2001, the Bank established a majority-owned subsidiary, Gold Leaf Capital Corporation, which held real estate mortgages prior to being dissolved during 2003. All significant inter-company balances and transactions have been eliminated in consolidation.

On June 29, 2001, the Company, through its wholly-owned subsidiary, Berkshire Hills Technology, Inc., purchased a controlling interest in EastPoint Technologies, LLC ("EastPoint"), which on the same date acquired all of the domestic operations and service contracts of M&I EastPoint Technology, Inc., Bedford, New Hampshire, a software and data processing provider for financial institutions, as well as substantially all of the operations and service contracts of Preferred Financial Systems, Inc., Arden Hills, Minnesota, a data processing service provider, both of which utilized the EastPoint Technology, Inc. software. This acquisition was accounted for under the purchase method of accounting. The Company's equity interest in EastPoint at December 31, 2003 was 60.3% and represented a total investment of $4.7 million. On June 18, 2004, Berkshire Hills Technology, Inc. sold the business assets of EastPoint to a subsidiary of Open Solutions Inc. The transaction resulted in a net loss of $75,000 to the Company ($49,500 net of taxes), which was included in net loss from discontinued operations in 2004. The current and prior periods presented have been adjusted to reflect the sale of EastPoint and the discontinued operations. Berkshire Hills Technologies, LLC had no assets or operations at December 31, 2004.

      Pending merger

On December 16, 2004, the Company announced that it had entered into a definitive merger agreement with Woronoco Bancorp, Inc., pursuant to which Woronoco will merge with and into the Company, with the Company being the surviving entity. Immediately following that merger, Woronoco Savings Bank, the wholly-owned subsidiary of Woronoco, will merge with and into Berkshire Bank with Berkshire Bank being the surviving entity. Under the terms of the agreement, the stockholders of Woronoco will have the right to elect to receive either $36.00 in cash or one share of the Company's common stock in exchange for each Woronoco share held by them, subject to procedures to ensure that 75% of the outstanding Woronoco common shares are converted into the Company's common stock and the balance is converted into cash. The completion of the merger is subject to approval by the stockholders of both companies and customary regulatory approvals. The merger is expected to close in the second quarter of 2005. This merger agreement had no significant effect on the Company's financial statements for the periods presented.

      Acquisitions

During the fourth quarter of 2004, the Company acquired a bank branch in Oriskany Falls, New York. The acquisition included $8 million in deposits, real property related to the branch, and certain other related assets. The Company also acquired Berkshire Financial Planning, Ltd, merging it into the Bank's wealth management group. The acquisitions were accounted for as purchase transactions with the total cash consideration funded through internal sources. The purchase prices were allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition with related adjustments to goodwill and other intangibles. The operating results of the acquisitions are included with the Company's results of operations since their dates of acquisition. The branch acquisition was integral to the expansion strategy into New York State. The financial planning acquisition strengthened wealth management services in the core market.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Business

The Company provides a variety of financial services to individuals, municipalities and businesses through its offices in Berkshire County and Eastern New York. Its primary deposit products are savings, checking accounts and term certificate accounts and its primary lending products are residential and commercial mortgage loans, commercial loans and automobile loans. In addition, wealth management services are offered to individuals and small businesses in the Berkshire County area, which include trust, financial planning and investment services.

      Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

      Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

      Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and short-term investments, all of which mature within ninety days.

      Short-term investments

Short-term investments mature within ninety days and are carried at cost, which approximates fair value.

      Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, with the unrealized gains and losses determined using the specific identification method.

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

Federal Home Loan Bank of Boston ("FHLB") stock is reflected at cost. Savings Bank Life Insurance Company of Massachusetts ("SBLI") stock is recorded at fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Loan sale activities

Residential   mortgage  loans  originated  and  held  for  sale  are  classified separately in the consolidated balance sheets and reported at the lower of amortized cost or market value (based on secondary market prices). An adjustment to reduce these loans to market value was not required at December 31, 2004 and 2003. Gains or losses on sale are determined using the specific identification method. All loans held for sale were committed for sale when their rates were locked; loan sale commitments generally are settled within 30 days of closing.

The Company generally sells its fixed rate residential mortgage loans, servicing released, on a flow basis. The Company also sells participation interests in commercial loans which the Company holds and services. All sales are made on a non-recourse basis and there are no transfers that qualify as secured borrowings at December 31, 2004.

Statement of Financial Accounting Standards ("SFAS") No. 133 as amended by SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheets at fair value. The Company uses forward delivery contracts (sale commitments) to reduce market risk on (i) closed residential mortgage loans held for sale and (ii) rate-locked loans (origination commitments) expected to be closed and held for sale. All such loans are committed for sale without recourse at prices exceeding cost. Forward sale commitments are entered into with respect to individual loan origination commitments, with delivery conditional on the closing of the related loans. The forward sale commitments generally require delivery within 60 days of closing the related loan and conformity with secondary market guidelines including loan documentation. Forward sale commitments and interest rate lock (origination) commitments are recorded in the consolidated balance sheets at fair value. The Company had no other derivative instruments under SFAS No. 133 as amended at December 31, 2004 and 2003.

Changes in the fair value of forward sale commitments and related origination commitments have not been material, and are equal in amount due to the Company's practice of entering into a sale commitment at the time it issues an origination commitment for a particular loan. Changes in the fair value of forward sale commitments, interest rate lock (origination) commitments and hedged loans held for sale are included in non-interest income in the consolidated income statement.

Forward sale commitments related to closed loans are accounted for as fair value hedges under SFAS No. 133. Changes in the fair value of such commitments and loans are both recorded in the consolidated income statements and, accordingly, any hedge ineffectiveness is included in reported net income. However, because the Company's forward sale commitments relate to specific closed loans, changes in the fair value of the forward commitments offset changes in the fair value of the related loans and, accordingly, there is no hedge ineffectiveness recognized as a gain or loss in earnings. All components of the changes in fair value of the forward sale commitments are included in the assessment of hedge effectiveness.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings to account for losses that are estimated to occur. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

      Premises and equipment

Land is carried at cost. Buildings and improvements and equipment are carried at cost, less accumulated depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter.

      Goodwill and other intangibles

Goodwill and other intangibles are described in the notes to the consolidated financial statements. Goodwill and other intangibles are evaluated for impairment on an annual basis. The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment.

      Securities sold under agreements to repurchase

Occasionally, the Company enters into repurchase agreements with customers. The funds are invested in an overnight sweep account and deposited back in customers' accounts on a daily basis. These agreements are secured by pledged securities in the Bank's investment portfolio.

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

      Stock compensation plans

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. SFAS No. 123 was revised as SFAS No. 123R in December 2004, with an effective date for the Company of July 2005. This revision is discussed further in the "Recent Accounting Pronouncements" section of this Note.

At December 31, 2004, the Company maintains stock-based compensation plans, which are described more fully in Note 15. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                             Years Ended December 31,
                                                      -------------------------------------
                                                         2004          2003          2002
                                                       -------       -------       -------
                                                      (In thousands, except per share data)
      Net income, as reported                          $11,509       $ 8,965       $ 2,097
      Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                       (434)         (398)         (324)
                                                       -------       -------       -------
      Pro forma net income                             $11,075       $ 8,567       $ 1,773
                                                       =======       =======       =======

      Earnings per share:
           Basic-as reported                           $  2.18       $  1.70       $  0.39
                                                       =======       =======       =======
           Basic-pro forma                             $  2.10       $  1.63       $  0.33
                                                       =======       =======       =======

           Diluted-as reported                         $  2.01       $  1.57       $  0.36
                                                       =======       =======       =======
           Diluted-pro forma                           $  1.93       $  1.50       $  0.30
                                                       =======       =======       =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Earnings per common share

Basic earnings per share is determined by dividing net income by the average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less Treasury Stock repurchased, unallocated shares of the Employee Stock Ownership Plan, and unallocated shares of stock awards granted under the Company's stock based compensation plans. This number is computed daily and averaged for the period.

Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all options granted under the Company's stock based compensation plans were exercised. The average number of net outstanding common shares used for the basic computation is increased by the unallocated shares of stock awards under the Company's stock based compensation plans and by the additional diluted shares calculated by the Treasury Stock method.

Earnings per common share have been computed based upon the following:

                                                                          Years Ended December 31,
                                                                    ------------------------------------
                                                                      2004          2003          2002
                                                                    --------      --------      --------
                                                                    (In thousands, except per share data)
Net income applicable to common stock                               $ 11,509      $  8,965      $  2,097
                                                                    ========      ========      ========

Average number of common shares outstanding                            5,895         5,951         6,126
Less: average number of unallocated ESOP shares                         (436)         (473)         (510)
Less: average number of unvested stock award shares                     (175)         (212)         (181)
                                                                    --------      --------      --------
Average number of basic shares outstanding                             5,284         5,266         5,435
Plus: average number of unvested stock award shares                      175           212           251
Plus: average number of dilutive shares based on stock options           272           225           181
                                                                    --------      --------      --------
Average number of diluted shares outstanding                           5,731         5,703         5,867
                                                                    ========      ========      ========

Basic earnings per share                                            $   2.18      $   1.70      $   0.39
Diluted earnings per share                                          $   2.01      $   1.57      $   0.36

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2004, 2003 and 2002:

                                                       2004          2003          2002
                                                     --------      --------      --------
                                                                (In thousands)
   Change in net unrealized holding gains/losses
      on available-for-sale securities               $   (477)     $  2,297      $ (5,151)
   Reclassification adjustment for gains
      realized in income                               (1,483)       (3,077)      (15,143)
   Reclassification adjustment for impairment
      losses recognized in income                          --            --           673
                                                     --------      --------      --------
   Net change in unrealized gains/losses               (1,960)         (780)      (19,621)

   Tax effects                                            615           797         6,327
                                                     --------      --------      --------

   Net-of-tax change                                 $ (1,345)     $     17      $(13,294)
                                                     ========      ========      ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

      Business segments

An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company's operations are limited to financial services provided within the framework of a community bank, and decisions are based generally on specific market areas and or product offerings. Accordingly, based on the financial information which is presently evaluated by the Company's chief operating decision-maker, the Company operates in a single business segment.

      Off-balance sheet financial instruments

In the ordinary course of business, the Bank enters into off-balance sheet financial instruments, consisting primarily of credit related financial instruments. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

      Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to Standard No. 123, "Share-Based Payment (Revised 2004)" (SFAS 123R). SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on the fair value on the date of the grant. SFAS 123R is effective for the Company on July 1, 2005. Under the modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. This statement allows the use of valuation methods other than the Black-Scholes model. Therefore, the proforma costs of stock-option expense estimated in Note 1, may not be representative of the costs recognized by the Company upon adoption. The Company is in the process of analyzing the adoption alternatives under this statement and has not determined its impact on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004; however, for special-purpose entities, the Company would be required to apply FIN 46 as of December 31, 2003. The interpretation had no effect on the Company's consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent accounting pronouncements (concluded)

In March 2004, the Emerging Issues Task Force ratified Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. The disclosure, recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. The Company has not determined the effect that EITF 03-1 will have on its consolidated financial statements, pending review of the planned additional implementation guidance.

SEC Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial statements.

SOP No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life.

Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

2.    RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANK
--------------------------------------------------------------------------------

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank based upon a percentage of certain deposits. At December 31, 2004 and 2003, cash and due from banks included $2,079,000 and $1,129,000, respectively, to satisfy such reserve requirements.

3.    SHORT-TERM INVESTMENTS
--------------------------------------------------------------------------------

Short-term investments consisted of the following at December 31, 2004 and 2003:

                                                  2004         2003
                                                 ------       ------
                                                    (In thousands)

            Federal funds sold                   $2,600       $   --
            FHLB overnight deposits                  65        1,859
                                                 ------       ------

                                                 $2,665       $1,859
                                                 ======       ======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

4.    SECURITIES
--------------------------------------------------------------------------------

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, was as follows:

                                                            December 31, 2004
                                              ------------------------------------------------
                                                            Gross        Gross
                                              Amortized   Unrealized   Unrealized       Fair
                                                 Cost       Gains        Losses         Value
                                              ---------   ----------   ----------     --------
                                                              (In thousands)
   Securities Available-for-Sale
   Debt securities:
      U.S. Treasury and U.S.
              Government agencies             $  1,106     $     13     $     (6)     $  1,113
      Municipal bonds and obligations           19,169           99          (96)       19,172
      Other bonds and obligations                8,977           45          (45)        8,977
      Mortgaged-backed securities:
              FHLMC/FNMA/GNMA                  323,548        1,829       (3,227)      322,150
              REMICs and CMOs                      408           28           (1)          435
      Asset-backed securities                      441           11           --           452
                                              --------     --------     --------      --------
                    Total debt securities      353,649        2,025       (3,375)      352,299

   Marketable equity securities                  5,193        7,912           --        13,105
                                              --------     --------     --------      --------
                    Total securities
                       available-for-sale     $358,842     $  9,937     $ (3,375)     $365,404
                                              ========     ========     ========      ========

   Securities Held-to-Maturity
   Debt securities:
      Municipal bonds and obligations         $ 11,580     $     --     $     --      $ 11,580
      Mortgaged-backed securities:
              FHLMC/FNMA                         3,381            9          (31)        3,359
              REMICs and CMOs                    1,334           --          (21)        1,313
      Other bonds and obligations               13,647           --           --        13,647
                                              --------     --------     --------      --------
                    Total securities
                       held-to-maturity       $ 29,942     $      9     $    (52)     $ 29,899
                                              ========     ========     ========      ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                             SECURITIES (continued)

                                                            December 31, 2003
                                              ------------------------------------------------
                                                            Gross        Gross
                                              Amortized   Unrealized   Unrealized       Fair
                                                 Cost       Gains        Losses         Value
                                              ---------   ----------   ----------     --------
                                                              (In thousands)
   Securities Available-for-Sale
   Debt securities:
      U.S. Treasury and U.S.
              Government agencies             $ 20,840     $    135     $     (6)     $ 20,969
      Municipal bonds and obligations           12,294           42          (54)       12,282
      Other bonds and obligations               17,102          242          (34)       17,310
      Mortgaged-backed securities:
              FHLMC/FNMA/GNMA                  238,066        1,727       (1,470)      238,323
              REMICs and CMOs                    1,520           33           (6)        1,547
      Asset-backed securities                    2,566           --         (460)        2,106
                                              --------     --------     --------      --------
                    Total debt securities      292,388        2,179       (2,030)      292,537

   Marketable equity securities                  6,515        8,373           --        14,888
                                              --------     --------     --------      --------
                    Total securities
                       available-for-sale     $298,903     $ 10,552     $ (2,030)     $307,425
                                              ========     ========     ========      ========

   Securities Held-to-Maturity
   Debt securities:
      Municipal bonds and obligations         $ 10,590     $     --     $     --      $ 10,590
      Mortgaged-backed securities:
              FHLMC/FNMA                         5,319           28           (8)        5,339
              REMICs and CMOs                   11,039            2          (57)       10,984
      Other bonds and obligations                9,955           --           --         9,955
                                              --------     --------     --------      --------
                    Total securities
                       held-to-maturity       $ 36,903     $     30     $    (65)     $ 36,868
                                              ========     ========     ========      ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                             SECURITIES (continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2004 was as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Available-for-Sale         Held-to-Maturity
                                                ---------------------     ---------------------
                                                Amortized      Fair       Amortized      Fair
                                                  Cost         Value        Cost         Value
                                                ---------    --------     ---------    --------
                                                                (In thousands)
      Within 1 year                             $  4,882     $  4,922     $  8,634     $  8,634
      Over 1 year to 5 years                         615          611        3,769        3,769
      Over 5 years to 10 years                     4,828        4,814        6,307        6,307
      Over 10 years                               18,927       18,915        6,517        6,517
                                                --------     --------     --------     --------
                Total bonds and obligations       29,252       29,262       25,227       25,227
      Mortgage-backed and asset-backed
          securities                             324,397      323,037        4,715        4,672
                                                --------     --------     --------     --------

                Total debt securities           $353,649     $352,299     $ 29,942     $ 29,899
                                                ========     ========     ========     ========

At December 31, 2004 and 2003, the Company had pledged securities with an amortized cost of $1,000,000, and a fair value of $1,013,000 and $1,022,000, respectively, as collateral for its treasury tax and loan account.

For the years ended December 31, 2004, 2003 and 2002, proceeds from the sales of securities available-for-sale amounted to $16,169,000, $20,349,000 and $28,255,000, respectively. Gross realized gains amounted to $1,914,000, $3,371,000 and $16,111,000, respectively. Gross gains in 2004 included $81,000 in gross gains on the sale of securitized mortgages. Gross realized losses amounted to $431,000, $294,000 and $968,000, respectively.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                             SECURITIES (concluded)

Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                           December 31, 2004
                                           -------------------------------------------------
                                           Less Than Twelve Months      Over Twelve Months
                                           -----------------------    ----------------------
                                               Gross                     Gross
                                            Unrealized      Fair      Unrealized      Fair
                                              Losses       Value        Losses       Value
                                            ----------    --------    ----------    --------
                                                              (In thousands)
      Securities Available-for-Sale
        Other bonds and obligations          $     75     $  9,338     $     73     $  5,353
        Mortgaged-backed securities             1,474      138,873        1,753       87,220
                                             --------     --------     --------     --------
                  Total securities
                      available-for-sale        1,549      148,211        1,826       92,573
                                             --------     --------     --------     --------

      Securities Held-to-Maturity
        Mortgaged-backed securities                13        1,155           39        2,930
                                             --------     --------     --------     --------

                  Total temporarily
                   Impaired securities       $  1,562     $149,366     $  1,865     $105,503
                                             ========     ========     ========     ========

                                                           December 31, 2003
                                           -------------------------------------------------
                                           Less Than Twelve Months      Over Twelve Months
                                           -----------------------    ----------------------
                                               Gross                     Gross
                                            Unrealized      Fair      Unrealized      Fair
                                              Losses       Value        Losses       Value
                                            ----------    --------    ----------    --------
                                                              (In thousands)
      Securities Available-for-Sale
        Other bonds and obligations          $     79     $  8,722     $      9     $    402
        Mortgaged-backed securities             1,475      113,236            7          144
        Asset-backed securities                    10          809          450        1,297
                                             --------     --------     --------     --------
                  Total securities
                      available-for-sale        1,564      122,767          466        1,843
                                             --------     --------     --------     --------

      Securities Held-to-Maturity
        Mortgaged-backed securities                61       12,740            4          195
                                             --------     --------     --------     --------

                  Total temporarily
                   Impaired securities       $  1,625     $135,507     $    470     $  2,038
                                             ========     ========     ========     ========

Based on management's review, there were no write-downs of impaired securities in 2004 and 2003; write-downs of $673,000 were recorded in 2002. The Company did not own any equity securities with unrealized losses at December 31, 2004. None of its rated debt securities were rated below investment grade at that date, and all securities were performing in accordance with their terms. At December 31, 2004, these impairments were deemed to be temporary and related to changes in market interest rates, and are not related to the underlying credit quality of the issuers. The Company expects that these securities will continue to perform in accordance with their terms. The unrealized losses primarily relate to pass through adjustable rate mortgage backed securities issued by Fannie Mae and Freddie Mac. The Company has the intent and ability to hold these investments for a time necessary to recover the amortized cost.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

5.    LOANS
--------------------------------------------------------------------------------

A summary of the balances of loans at December 31, 2004 and 2003 follows:

                                                         2004        2003
                                                       --------    --------
                                                          (In thousands)

            One- to four-family mortgage               $232,498    $266,753
            Commercial mortgage                         207,619     154,244
            Multi-family mortgage                        16,380      15,514
            Construction and land development            38,702      34,719
            Home equity lines of credit                  54,157      45,783
            Consumer                                    127,122     108,180
            Commercial                                  150,932     166,451
                                                       --------    --------
                 Loans subtotal                         827,410     791,644

            Net deferred loan origination costs             574         110
            Unamortized discount on purchased loans         195         473
                                                       --------    --------

            Total loans                                $828,179    $792,227
                                                       ========    ========

An analysis of the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 follows:

                                         2004         2003         2002
                                       --------     --------     --------
                                                 (In thousands)

      Balance at beginning of year     $  8,969     $ 10,308     $ 11,034
      Provision for loan losses           1,565        1,460        6,180
      Loans charged-off                  (2,202)      (4,364)     (10,028)
      Recoveries                          1,005        1,565        3,122
                                       --------     --------     --------

      Balance at end of year           $  9,337     $  8,969     $ 10,308
                                       ========     ========     ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                                LOANS (concluded)

The following is a summary of information pertaining to impaired and non-accrual loans at December 31, 2004 and 2003:

                                                                   2004    2003
                                                                  ------  ------
                                                                  (In thousands)

      Impaired loans with no valuation allowance                  $  787  $  388
      Impaired loans with a valuation allowance                      393   1,994
                                                                  ------  ------

      Total impaired loans                                        $1,180  $2,382
                                                                  ======  ======

      Specific valuation allowance allocated to impaired loans    $  230  $  267
                                                                  ======  ======

      Non-accrual loans                                           $1,152  $3,199
                                                                  ======  ======

      Total loans past due ninety days or more and
          still accruing                                          $   65  $  306
                                                                  ======  ======

For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in impaired loans amounted to $2,412,000, $2,693,000 and $2,308,000, respectively. The Company recognized $18,000, $14,000 and $85,000, respectively, of interest income on impaired loans, during the period that they were impaired, on the cash basis. No additional funds are committed to be advanced in connection with impaired loans.

Interest income that would have been recorded had nonaccruing loans been current totaled $173,000, $165,000 and $188,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, troubled debt restructurings totaled $510,000 and $214,000, respectively. These loans were classified as impaired and did not require a specific valuation allowance. They were restructured to extend the payment schedule. Interest income recorded on these loans while they were impaired totaled $14,000 and $13,000 in 2004 and 2003, respectively. There were no commitments to lend additional funds to these debtors.

There was no foreclosed real estate at December 31, 2004 or 2003.

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $47,600,000 and $24,878,000 at December 31, 2004 and 2003, respectively, which includes $45,516,000 and $16,270,000 in securitized mortgages in 2004 and 2003. Additionally, consumer loans sold and serviced for others amounted to $1,742,000 and $7,159,000 at December 31, 2004 and 2003, respectively.

The balance of sold commercial loan participations totaled $12,943,000 and $7,969,000 at December 31, 2004 and 2003. Of this amount, certain participation agreements provide the Bank with the optional right to repurchase the participations at par. Those agreements more recent than March 31, 2001, totaled $2,425,000 and $160,000 at December 31, 2004 and 2003. These amounts were considered by the Bank to be immaterial for the purpose of applying the provisions of SFAS No. 140.

The estimated fair value of commitments to extend credit is considered insignificant at December 31, 2004 and 2003. In its credit commitments, the Company does not normally provide interest rate locks exceeding sixty days, and most credit commitments are for adjustable rate loans.

Forward commitments are used to sell residential mortgage loans, which are entered into for the purpose of reducing the market risk associated with originating loans held for sale. The types of risk that may arise are from the possible inability of the Company or the other party to fulfill the contracts. At December 31, 2004, total loans held for sale were $1,053,000 consisting entirely of fixed rate residential mortgage loans. The Company had best efforts forward delivery sales contracts for all of these loans, with a fair value of $14,000. Additionally, the Company had rate locked applications in process totaling $2,246,000, which were also backed by best efforts forward delivery sales contracts with a fair value of $31,000.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

6.    PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows at December 31, 2004 and 2003:

                                                                            Estimated
                                                 2004          2003        Useful Lives
                                               --------      --------      ------------
                                                   (In thousands)
            Banking premises:
                Land                           $  1,587      $  1,558
                Buildings and improvements       20,232        18,448      5 -50 years
            Equipment                            12,751        11,467      2 -38 years
            Construction in process               1,491           550
                                               --------      --------
                                                 36,061        32,023
            Accumulated depreciation and
                amortization                    (21,281)      (19,397)
                                               --------      --------

                                               $ 14,780      $ 12,626
                                               ========      ========

The majority of construction in process in 2004 was software, hardware and related costs in conjunction with the Bank's core systems conversion project, which was targeted for completion in the first half of 2005. The total cost of this project was estimated at $2,887,000, of which $1,371,000 had been disbursed at December 31, 2004, and an additional $1,406,000 had been committed at that date.

Construction in process in 2003 related to computer conversion costs and renovations to the Great Barrington branch. The projects were completed during 2004 and costs were transferred to the applicable categories.

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 amounted to $1,884,000, $2,107,000 and $2,414,000, respectively.

7.    OTHER ASSETS
--------------------------------------------------------------------------------

Other assets consisted of the following at December 31, 2004 and 2003:

                                                        2004        2003
                                                      -------     -------
                                                         (In thousands)

            Prepaid dealer reserves                   $ 3,460     $ 3,196
            Repossessed vehicles                          274         352
            Cash surrender values, life insurance       5,862       5,425
            Other                                       1,834       5,107
                                                      -------     -------

                           Total other assets         $11,430     $14,080
                                                      =======     =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

8.    GOODWILL AND OTHER INTANGIBLES
--------------------------------------------------------------------------------

Goodwill  totaled  $6,782,000  and  $10,132,000  at December  31, 2004 and 2003,
respectively. At both dates, goodwill included a net balance of $5,763,000 related to branch acquisitions in prior years, net of $1,700,000 in accumulated amortization. Additionally, goodwill at December 31, 2004 included $1,019,000 related to the Oriskany Falls branch acquisition in October 2004 and the Berkshire Financial Planning, Ltd. acquisition in December 2004. In 2003, goodwill included a total of $4,369,000 related to the Company's investment in EastPoint Technologies, LLC, which was sold for cash in June 2004, with a $75,000 loss recorded on sale. The adoption of SFAS 147 in 2002 resulted in increases to goodwill of $497,000, deferred taxes of $169,000 and $328,000 in retained earnings.

Other intangibles totaled $472,000 and $101,000 at December 31, 2004 and 2003, respectively, and were net of accumulated amortization totaling $4,000 and $507,000 at those dates, respectively. In 2004, other intangibles represented core deposit intangibles for the Oriskany Falls branch acquisition and the value of customer relationships related to the Berkshire Financial Planning, Ltd. acquisition. In 2003, other intangibles represented the unamortized balance of EastPoint customer relationships, which were sold in June 2004. Amortization of other intangible assets totaled $98,000, $203,000 and $203,000 for the years ended December 31, 2004, 2003 and 2002. Other intangibles related to the Oriskany Falls branch acquisition are being amortized over ten years on a straight-line basis; other intangibles related to the Berkshire Financial Planning, Ltd. purchase are being amortized over five years on a straight-line basis. The estimated future annual amortization expense for other intangibles is $73,000 for the years 2005, 2006, 2007 and 2008; $69,000 for 2009; and $111,000
for later years.

Included in other assets are capitalized mortgage servicing rights with a net balance of $279,000 and $100,000 at December 31, 2004 and 2003, respectively. These rights are associated with the residential mortgage securitizations to the Federal National Mortgage Association (Fannie Mae) in 2004 and 2003. Mortgage servicing rights represent the capitalized net present value of fee income streams generated from servicing residential mortgage loans for this investor. The Company utilized a discounted cash flow analysis prepared by a third party appraiser to estimate the fair value at origination and to evaluate the asset on a quarterly basis. The fair value approximated the net carrying value for mortgage servicing rights at December 31, 2004 and 2003. The amortization expense for mortgage servicing rights totaled $54,000 in 2004; there was no amortization expense in 2003 or 2002. The estimated future annual amortization expense for mortgage servicing rights is summarized as follows: 2005 - $49,000; 2006 - $41,000; 2007 - $34,000; 2008 - $28,000; 2009 - $23,000; and later years
- $104,000.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

9.    DEPOSITS
--------------------------------------------------------------------------------

A summary of deposit balances, by type, is as follows at December 31, 2004 and 2003:

                                                            2004        2003
                                                          --------    --------
                                                             (In thousands)

         Demand                                           $110,129    $102,788
         Savings (including escrow)                        163,264     171,603
         NOW                                               100,709      94,606
         Money market                                      156,412     139,897
                                                          --------    --------
                        Total non-certificate accounts     530,514     508,894
                                                          --------    --------

         Term certificates less than $100,000              175,177     180,257
         Term certificates of $100,000 or more             140,098     141,093
                                                          --------    --------
                        Total certificate accounts         315,275     321,350
                                                          --------    --------

                        Total deposits                    $845,789    $830,244
                                                          ========    ========

Interest expense on deposits is summarized as follows:

                                         2004       2003       2002
                                       -------    -------    -------
                                              (In thousands)
               NOW                     $    88    $   155    $   623
               Money market              2,070      1,648      1,988
               Savings                   1,296      1,731      2,669
               Certificate accounts      8,939     10,328     12,497
                                       -------    -------    -------

                      Total            $12,393    $13,862    $17,777
                                       =======    =======    =======

A summary of certificate accounts by maturity is as follows at December 31, 2004 and 2003:

                                           2004                     2003
                                   --------------------     --------------------
                                               Weighted                 Weighted
                                                Average                  Average
                                    Amount       Rate        Amount       Rate
                                   --------    --------     --------    --------
                                               (Dollars in thousands)

         Within 1 year             $177,265      2.22%      $219,622      2.20%
         Over 1 year to 3 years      92,231      3.27         55,084      3.61
         Over 3 years                45,779      4.60         46,644      5.04
                                   --------                 --------

                                   $315,275      2.87%      $321,350      2.85%
                                   ========                 ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

10.   BORROWINGS
--------------------------------------------------------------------------------

Federal Home Loan Bank Advances

A summary of outstanding advances from the Federal Home Loan Bank of Boston, by contractual maturity, is as follows at December 31, 2004 and 2003:

                                                       2004                       2003
                                               ---------------------     ---------------------
                                                            Weighted                  Weighted
                                                             Average                   Average
                                                Amount        Rate        Amount        Rate
                                               --------     --------     --------     --------
                                                           (Dollars in thousands)
            Fixed rate advances maturing:
                          2004                 $     --           %      $125,000       1.43%
                          2005                  152,589*      2.32         17,670*      2.68
                          2006                   39,627       2.82         25,627       2.81
                          2007                   61,946*      3.29         34,397       3.43
                          2008                   10,000       3.53          5,000       1.25
                          2009                   27,000       4.42          7,000       5.40
                          2010                   20,000       5.84         20,000       5.84
                          2011                   10,610       4.46         10,610       4.47
                          2013                    6,000       5.19          6,000       5.18
                          2022                      154*      2.00            161*      2.00
                                               --------                  --------

            Total FHLB advances                $327,926       3.11%      $251,465       2.61%
                                               ========                  ========

            ----------
            * Amortizing advances requiring monthly principal and interest payments.

Certain FHLB advances are callable in the amount of $47,000,000 during 2005. These advances are reported based on their scheduled maturity in the summary table above.

The Bank maintains a line of credit with the Federal Home Loan Bank of Boston, which carries interest at a rate that adjusts daily. Borrowings under the line are limited to $13,055,000 and the line of credit may be increased to 2% of the Bank's total assets in accordance with the credit policy of the Federal Home Loan Bank of Boston. Additionally, the Bank utilizes overnight cash management borrowings from the Federal Home Loan Bank of Boston. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency securities pledged to the Federal Home Loan Bank.

Securities sold under agreement to repurchase

Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by investment securities. There were no securities sold under agreements to repurchase in 2004. There were no outstanding securities sold under agreements to repurchase at December 31, 2003. During 2003, the average amount outstanding during the year was $88,000; the highest month-end balance was $500,000; and the weighted average interest rate during the year was 1.24%.

The Bank has a $50,000,000 repurchase agreement line of credit with a major broker-dealer to be secured by securities or other assets of the Bank. As of December 31, 2004 and 2003, there were no outstanding borrowings against this agreement.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

11.   INCOME TAXES
--------------------------------------------------------------------------------

Allocation of federal and state income tax expense between current and deferred portions is as follows for the years ended December 31, 2004, 2003 and 2002:

                                             2004       2003        2002
                                           -------    -------     -------
                                                   (In thousands)
            Current
                Federal                    $ 3,632    $ 3,210     $   644
                State                          264        766         149
                                           -------    -------     -------
                                             3,896      3,976         793
                                           -------    -------     -------
            Deferred
                Federal                        875        848        (171)
                State                          188        240         (91)
                                           -------    -------     -------
                                             1,063      1,088        (262)
                                           -------    -------     -------

            Change in valuation reserve        458         --          --
                                           -------    -------     -------
                                           $ 5,417    $ 5,064     $   531
                                           =======    =======     =======

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31, 2004, 2003 and 2002:

                                                            2004       2003       2002
                                                           -----      -----      -----
            Statutory tax rate                              35.0%      34.0%      34.0%
            Increase (decrease) resulting from:
                State taxes, net of federal tax benefit      1.7        4.7        1.5
                Dividends received deduction                (0.9)      (1.1)      (8.1)
                Tax exempt income - investments             (2.4)      (0.9)      (6.1)
                Bank owned life insurance                   (1.3)      (0.8)      (1.0)
                Valuation reserve                            2.7         --         --
                Other, net                                  (2.8)      (0.2)      (0.1)
                                                           -----      -----      -----

            Effective tax rate                              32.0%      35.7%      20.2%
                                                           =====      =====      =====

The components of the net deferred tax asset were as follows at December 31, 2004 and 2003:

                                                   2004        2003
                                                 -------     -------
                                                   (In thousands)
               Deferred tax asset:
                   Federal                       $ 4,400     $ 4,789
                   State                           1,199       1,234
                   Valuation reserve on asset       (458)         --
                                                 -------     -------
                                                   5,141       6,023
                                                 -------     -------
               Deferred tax liability:
                   Federal                        (3,621)     (3,879)
                   State                            (701)       (419)
                                                 -------     -------
                                                  (4,322)     (4,298)
                                                 -------     -------

               Net deferred tax asset            $   819     $ 1,725
                                                 =======     =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                            INCOME TAXES (concluded)

The tax effects of each item that gives rise to deferred taxes are as follows at December 31, 2004 and 2003:

                                                                  2004        2003
                                                                -------     -------
                                                                   (In thousands)
             Allowance for loan losses                          $ 3,906     $ 3,671
             Employee benefit plans                                 747       1,000
             Charitable contribution carryover                      519         824
             Net unrealized gain on securities held for sale     (2,348)     (2,963)
             Goodwill amortization                                 (624)       (416)
             Investments                                           (693)       (350)
             Other                                                 (230)        (41)
             Valuation reserve                                     (458)         --
                                                                -------     -------

         Deferred tax asset, net                                $   819     $ 1,725
                                                                =======     =======

A summary of the change in the net deferred tax asset (liabilities) was as follows for the years ended December 31, 2004, 2003 and 2002:

                                                             2004        2003        2002
                                                           -------     -------     -------
                                                                    (In thousands)
      Balance at beginning of year                         $ 1,725     $ 2,016     $(4,573)
      Deferred tax (expense) benefit                        (1,063)     (1,088)        262
      Change in deferred tax effects of net unrealized
          gains/losses on securities available for sale        615         797       6,327
      Change in valuation reserve                             (458)         --          --
                                                           -------     -------     -------

      Balance at end of year                               $   819     $ 1,725     $ 2,016
                                                           =======     =======     =======

There is a contribution carryover that was generated during the year ended 2000, which expires in 2005. Management believes that the deferred tax asset related to this contribution carryover will be realized. However, at December 31, 2004, management believed that it was more likely than not that the state deferred tax asset attributable to the Bank will not be realized. Thus, a valuation reserve has been established in the amount of $458,000. No valuation reserve was established at December 31, 2003 or December 31, 2002.

The federal income tax reserve for loan losses at the Bank's base year is $844,000. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which it is used. As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of $346,000 has not been provided.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

12.   OFF-BALANCE SHEET ACTIVITIES
--------------------------------------------------------------------------------

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at December 31, 2004 and 2003:

                                                           2004       2003
                                                         -------    -------
                                                           (In thousands)

      Commitments to grant loans                         $35,587    $26,854
      Unused funds on commercial lines-of-credit          44,188     49,380
      Unadvanced funds on home equity, reddi-cash and
          other consumer lines of credit                  58,128     46,904
      Unadvanced funds on construction loans              27,620     18,069
      Standby letters of credit                            3,575      1,811

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Funds to be disbursed for loans and home equity lines of credit are collateralized by real estate. Commercial lines of credit are generally secured by business assets and securities. Reddi-cash lines of credit are unsecured.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                    OFF-BALANCE SHEET ACTIVITIES (concluded)

      Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2004, pertaining to premises and equipment, future minimum rent commitments are as follows:

                       Years Ending
                       December 31,           (In thousands)
                       ------------

                           2005                   $  491
                           2006                      498
                           2007                      493
                           2008                      481
                           2009                      481
                        Thereafter                 1,741
                                                  ------

                                                  $4,185
                                                  ======

The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $401,000, $371,000 and
$391,000, respectively.

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

      Mortgage securitization

On December 2, 2003, the Company entered into an agreement to securitize mortgages with Fannie Mae in the aggregate of $55,900,000, plus or minus 5% of total principal balance, which would be securitized and transferred back to the Company. At December 31, 2003, the Company had an outstanding commitment to securitize mortgage loans under the agreement of $39,600,000. This commitment was fulfilled in 2004 and no further commitment was made in 2004.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

13.   STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

      Minimum regulatory capital requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believed, as of December 31, 2004 and 2003, that the Bank met the capital adequacy requirements.

As of December 31, 2004, Berkshire Bank met the conditions to be classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Company and Bank's actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table.

                                                                        December 31, 2004
                                            ---------------------------------------------------------------------------
                                                                                                          Minimum
                                                                                                        To Be Well
                                                                              Minimum               Capitalized Under
                                                                              Capital               Prompt Corrective
                                                   Actual                   Requirement             Action Provisions
                                            ---------------------      ---------------------      ---------------------
                                             Amount        Ratio        Amount        Ratio        Amount        Ratio
                                            --------     --------      --------     --------      --------     --------
                                                                       (Dollars in thousands)
Total capital to risk weighted assets:

    Berkshire Hills Bancorp, Inc.           $133,166        14.24%          N/A          N/A           N/A          N/A
    Berkshire Bank                           118,554        12.69      $ 74,766         8.00%     $ 93,457        10.00%

Tier 1 capital to risk weighted assets:

    Berkshire Hills Bancorp, Inc.            120,269        12.86           N/A          N/A           N/A          N/A
    Berkshire Bank                           105,656        11.31        37,383         4.00        56,074         6.00

Tier 1 capital to average assets:

    Berkshire Hills Bancorp, Inc.            120,269         9.18           N/A          N/A           N/A          N/A
    Berkshire Bank                           105,656         8.08        52,324         4.00        65,405         5.00

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                        STOCKHOLDERS' EQUITY (concluded)

      Minimum regulatory capital requirements (concluded)

                                                                        December 31, 2003
                                            ---------------------------------------------------------------------------
                                                                                                          Minimum
                                                                                                        To Be Well
                                                                              Minimum               Capitalized Under
                                                                              Capital               Prompt Corrective
                                                   Actual                   Requirement             Action Provisions
                                            ---------------------      ---------------------      ---------------------
                                             Amount        Ratio        Amount        Ratio        Amount        Ratio
                                            --------     --------      --------     --------      --------     --------
                                                                       (Dollars in thousands)
Total capital to risk weighted assets:

    Berkshire Hills Bancorp, Inc.           $120,120        14.10%          N/A          N/A           N/A          N/A
    Berkshire Bank                           106,542        12.55      $ 67,827         8.00%     $ 84,784        10.00%

Tier 1 capital to risk weighted assets:

    Berkshire Hills Bancorp, Inc.            107,383        12.60           N/A          N/A           N/A          N/A
    Berkshire Bank                            93,806        11.05        33,914         4.00        42,392         6.00

Tier 1 capital to average assets:

    Berkshire Hills Bancorp, Inc.            107,383         8.97           N/A          N/A           N/A          N/A
    Berkshire Bank                            93,806         7.87        47,664         4.00        59,580         5.00

      Common stock

A dividend reinvestment/stock purchase plan is available to all shareholders of record of the Company's common stock, and permits cash contribution, the reinvestment of all cash dividends, the deposit of shares for safekeeping and the sale and gifting of shares held under the plan. A total of 171,197 common shares were participating in this plan at December 31, 2004. All shares purchased pursuant to the operations of the plan are purchased in open market transactions.

In April 2002, the Company announced a fifth repurchase program for 312,516 shares, or 5%, of its outstanding common stock. In June 2003, the Company announced the completion of the fifth program at an average price of $23.08 per share. It also announced a sixth stock repurchase program of up to 300,000 shares, or approximately 5%, of its outstanding common stock, continuing until its completion. At December 31, 2004, the Company had 111,955 shares remaining to be purchased under this program.

The Company and the Bank are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank's net income for the current year, plus the Bank's net income retained for the two previous years, without regulatory approval. In addition, the Bank may not declare or pay dividends on, and the Company may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

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

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

14.   EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

      Defined contribution pension plan

The Company has a qualified savings plan under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the 401(k) Plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant's deferral, in addition to a 100% match up to 4% of gross annual wages. The
Company made total contributions which amounted to $624,000, $603,000 and $640,000, respectively, for the years ended December 31, 2004, 2003 and 2002.

      Supplemental executive retirement plan

The Company has maintained nonqualified supplemental executive retirement plans for the benefit of two senior executives. Benefits generally commence no earlier than age sixty-two and are payable at the executive's option, either as an annuity or in a lump sum. As of December 31, 2004 and 2003, the Company had an accrued expense payable in the amount of $120,000 and $1,007,000, respectively, representing the present value of future payments under these plans. Supplemental retirement expense was $111,000 and $247,000 for the years ended December 31, 2004 and 2003, respectively. There was no expense recorded for the year ended December 31, 2002. In the year ended December 31, 2004, the Company paid out the accrued liability of $997,000 representing the accrued plan benefit for one of these executives and this plan was terminated. In some instances, the Company previously entered into split-dollar life insurance agreements with former senior executives to provide supplemental retirement benefits.

      Incentive plan

The Company has an incentive plan (the "Plan") whereby all management and staff members are eligible to receive a bonus, tied to performance in the fiscal year. The structure of the Plan is reviewed annually by the Compensation Committee. Incentive compensation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $900,000, $925,000 and $620,000, respectively.

      Other benefits

The Company has in the past offered its retirees optional medical insurance coverage. All participating retirees are required to contribute in part to the cost of this coverage. The retiree medical plan was terminated on December 31, 1996. Any retiree participating in the plan at that time will continue to be covered for life, however, no new retirees can participate in this plan. At December 31, 2004 and 2003, the Company had an accrued liability in the amount of $411,000 and $428,000, respectively, for payment of future premiums under this plan. The Company recorded expense of $50,000 in 2004 in relation to this plan; no plan expense was recorded in 2003 or 2002.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

15.   STOCK-BASED COMPENSATION PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN
--------------------------------------------------------------------------------

      Stock options

Under the Company's 2001 Stock-Based Incentive Plan, the Company may grant options to its directors, officers and employees for up to 767,366 shares of common stock. Under the Company's 2003 Equity Compensation Plan, the Company may grant up to 300,000 options or stock awards to its directors, officers and employees. For both stock option plans, shares may be issued or transferred pursuant to the exercise of options to purchase shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options granted under the 2001 Plan vest at 20% per year. Option and stock awards under the 2003 Plan vest based on a schedule established at the time of the award. Both incentive stock options and non-statutory stock options may be granted under these plans.

A summary of the status of the Company's stock options for the years ended December 31, 2004, 2003 and 2002 are presented below:

                                                   2004                         2003                         2002
                                         ------------------------     ------------------------     ------------------------
                                                         Weighted                     Weighted                     Weighted
                                                         Average                      Average                      Average
                                                         Exercise                     Exercise                     Exercise
                                           Shares         Price         Shares         Price         Shares         Price
                                         ---------      ---------     ---------      ---------     ---------      ---------
Fixed Options:
    Outstanding at beginning of year       649,927      $   17.80       600,848      $   16.75       767,366      $   16.75
    Granted                                 36,450          37.80       120,143          22.44            --             --
    Exercised                              (32,415)         16.75       (71,064)         16.75        (6,907)         16.75
    Forfeited                              (10,208)         18.81            --             --      (159,611)         16.75
                                         ---------                    ---------                    ---------
    Outstanding at end of year             643,754          18.97       649,927          17.80       600,848          16.75
                                         =========                    =========                    =========

Options exercisable at year-end            316,926      $   17.18       189,081      $   16.75       146,573      $   16.75
Weighted-average fair value of
    options granted during the year      $    7.98                    $    6.15                    $      --

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        STOCK-BASED COMPENSATION PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN
                                  (continued)

      Stock options (concluded)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                        Years Ended December 31,
                                                        ------------------------
                                                            2004         2003
                                                          -------      -------

                  Dividend yield                             1.85%        1.85%
                  Expected life                            6 years     10 years
                  Expected volatility                       21.04%       20.34%
                  Risk-free interest rate                    3.17%        3.85%

No options were granted during the year ended December 31, 2002.

Information pertaining to options outstanding at December 31, 2004 are as follows:

                            Options Outstanding        Options Exercisable
                        --------------------------   -----------------------
                                        Weighted
                                         Average                    Weighted
                                        Remaining                    Average
                          Number       Contractual      Number      Exercise
        Grant Period    Outstanding        Life      Exercisable      Price
        ------------    -----------    -----------   -----------    --------

            2001          488,161      6.08 years      292,897      $ 16.75

            2003          120,143      8.10 years       24,029        22.44

            2004           35,450      9.08 years           --           --

      Stock awards

Under the Company's 2001 Stock-Based Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 306,950 shares of common stock. The stock awards vest at 20% per year. Under the Company's 2003 Equity Compensation Plan, the Company may grant up to 300,000 stock options or stock awards to its directors, officers and employees. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable periods. The Company recorded compensation cost related to the stock awards of approximately $1,216,000, $1,066,000 and $1,165,000 in 2004,
2003 and 2002, respectively.

A summary of the status of the Company's stock awards is presented below:

                                                                 Years Ended December 31,
                                                          -------------------------------------
                                                             2004          2003          2002
                                                          ---------     ---------     ---------
   Balance at beginning of year                             290,435       206,269       306,945
       Granted                                               15,870        84,166            --
       Cancelled                                                 --            --      (100,676)
                                                          ---------     ---------     ---------
   Balance at end of year                                   306,305       290,435       206,269
                                                          =========     =========     =========

   Fair value of stock awards granted during the year     $   37.80     $   22.38     $      --
                                                          =========     =========     =========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

        STOCK-BASED COMPENSATION PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN
                                  (continued)

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

At December 31, 2004, the remaining principal balance is payable as follows:

                 Years Ending
                 December 31,                       (In thousands)
                 ------------

                     2005                               $  325
                     2006                                  356
                     2007                                  392
                     2008                                  429
                     2009                                  472
                  Thereafter                             3,985
                                                        ------

                                                        $5,959
                                                        ======

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $1,377,500, $1,094,000 and $887,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Shares held by the ESOP include the following at December 31, 2004 and 2003:

                                                  2004         2003
                                                -------      -------

            Allocated                           149,545      114,188
            Committed to be allocated            37,853       37,853
            Unallocated                         416,387      454,240
                                                -------      -------

                                                603,785      606,281
                                                =======      =======

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was approximately $15,469,000, $16,443,000 and $11,589,000 at December 31, 2004,
2003 and 2002, respectively.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

16.   RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

In the ordinary course of business, the Company has granted extensions of credit to directors and officers and their related interests. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. All loans to directors and officers of the Company and their related interests were performing in accordance with the contractual terms of the loans as of December 31, 2004.

The following is an analysis of activity of such extensions of credit that aggregate more than $60,000 on an individual basis to directors and executive officers of the Company and their related interests. In any instances where, at December 31, 2004 or 2003, the individual aggregate extension of credit declined below $60,000, or the individual was no longer a director or officer, the balance was reported as zero and the reduction was included with repayments.

                                              Years Ended December 31,
                                              ------------------------
                                                  2004        2003
                                                -------     -------
                                                   (In thousands)

            Balance at beginning of year        $ 2,205     $ 5,740
            Additions                             4,642       1,127
            Repayments                           (1,337)     (4,662)
                                                -------     -------

            Balance at end of year              $ 5,510     $ 2,205
                                                =======     =======

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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

Securities: Fair values for securities, excluding FHLB and SBLI stock, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, where practicable. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and SBLI stock was recorded at fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI.

Loans held for sale: Fair values are based on forward sales contracts for each loan held for sale.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of loans held for sale are based on contracted sale prices.

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

Accrued interest: The carrying amounts of accrued interest approximate fair value, and are immaterial.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

                 FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

Off-balance-sheet financial instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of off-balance sheet instruments are immaterial.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows at December 31, 2004 and 2003:

                                                    2004                    2003
                                            --------------------    --------------------
                                            Carrying      Fair      Carrying      Fair
                                             Amount      Value       Amount      Value
                                            --------    --------    --------    --------
                                                           (In thousands)
   Financial assets:
       Cash and cash equivalents            $ 17,902    $ 17,902    $ 17,442    $ 17,442
       Securities available-for-sale         365,404     365,404     307,425     307,425
       Securities held-to-maturity            29,942      29,899      36,903      36,868
       Federal Home Loan Bank stock           16,974      16,974      12,923      12,923
       Savings Bank Life Insurance stock       2,043       2,043       2,043       2,043
       Loans held for sale                     1,053       1,067          --          --
       Loans, net                            818,842     814,458     783,258     787,490
       Accrued interest receivable             5,472       5,472       5,080       5,080

   Financial liabilities:
       Deposits with no stated maturity      530,514     530,514     508,894     508,894
       Certificate accounts                  315,275     318,056     321,350     329,669
       Federal Home Loan Bank advances       327,926     334,457     251,465     263,218

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

18.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
--------------------------------------------------------------------------------

Condensed financial information pertaining only to the parent company, Berkshire Hills Bancorp, Inc., is as follows:

                            CONDENSED BALANCE SHEETS

                                                                 December 31,
                                                              ------------------
                                                                2004      2003
                                                              --------  --------
                                                                (In thousands)
      Assets

      Cash due from Berkshire Bank                            $  6,202  $  6,305
      Securities available-for-sale, at fair value                  31        31
      Investment in common stock of Berkshire Bank             117,123   105,128
      Investment in common stock of Berkshire Hills
           Funding Corporation                                   6,680     6,680
      Investment in common stock of Berkshire
          Hills Technology, Inc.                                    --     3,421
      Other assets                                               1,709     1,640
                                                              --------  --------

                 Total assets                                 $131,745  $123,205
                                                              ========  ========

      Liabilities and Stockholders' Equity

      Accounts payable                                        $      9  $     30
      Stockholders' equity                                     131,736   123,175
                                                              --------  --------

                Total liabilities and stockholders' equity    $131,745  $123,205
                                                              ========  ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                         CONDENSED STATEMENTS OF INCOME

                                                               Years Ended December 31,
                                                          ----------------------------------
                                                            2004         2003         2002
                                                          --------     --------     --------
                                                                    (In thousands)
Income:
    Dividends from Berkshire Bank                         $     --     $  8,000     $  2,375
    Dividends from Berkshire Hills Funding Corporation         524          559          577
    Interest on securities                                      --           17          273
    Other                                                       11           54           44
                                                          --------     --------     --------
        Total income                                           535        8,630        3,269
                                                          --------     --------     --------
Operating expenses                                             156          361          405
                                                          --------     --------     --------
Income before income taxes and equity in
    undistributed income of subsidiaries                       379        8,269        2,864
Income tax (benefit) provision                                (860)         (99)          80
                                                          --------     --------     --------
Income before equity in undistributed
    income of subsidiaries                                   1,239        8,368        2,784
Equity in undistributed income of Berkshire Bank            10,923          889          612
Equity in undistributed loss of Berkshire Hills
    Funding Corporation                                         --          (10)        (259)
Equity in undistributed loss of Berkshire Hills
    Technology, Inc.                                          (653)        (282)      (1,040)
                                                          --------     --------     --------

      Net income                                          $ 11,509     $  8,965     $  2,097
                                                          ========     ========     ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                               ----------------------------------
                                                                 2004         2003         2002
                                                               --------     --------     --------
                                                                         (In thousands)
Cash flows from operating activities:
    Net income                                                 $ 11,509     $  8,965     $  2,097
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Equity in undistributed income of Berkshire Bank     (10,923)        (889)        (612)
           Equity in undistributed loss of  Berkshire Hills
               Funding Corporation                                   --           10          259
           Equity in undistributed loss of
               Berkshire Hills Technology, Inc.                     653          282        1,040
           Net accretion of securities                               --           --           (4)
           Other, net                                                91          (65)         499
                                                               --------     --------     --------
              Net cash provided by operating activities           1,330        8,303        3,279
                                                               --------     --------     --------

Cash flows from investing activities:
    Activity in available-for-sale securities:
        Principal payments                                           --           --          560
    Activity in held-to-maturity securities:
        Maturities                                                   --        3,463        1,932
        Principal payments                                           --           --          169
        Purchases                                                    --           --          (32)
    Sale of investment in Berkshire Hills Technology, Inc.        2,587           --           --
                                                               --------     --------     --------
              Net cash provided by investing activities           2,587        3,463        2,629
                                                               --------     --------     --------

Cash flows from financing activities:
    Proceeds from issuance of treasury stock                      1,139        1,191          116
    Payments to acquire treasury stock                           (2,545)      (7,099)      (6,989)
    Dividends paid                                               (2,614)      (2,628)      (2,737)
                                                               --------     --------     --------
              Net cash used in financing activities              (4,020)      (8,536)      (9,610)
                                                               --------     --------     --------

Net change in cash and cash equivalents                            (103)       3,230       (3,702)

Cash and cash equivalents at beginning of year                    6,305        3,075        6,777
                                                               --------     --------     --------

Cash and cash equivalents at end of year                       $  6,202     $  6,305     $  3,075
                                                               ========     ========     ========

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

19.   DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

On June 18, 2004, the business assets of EastPoint Technologies, LLC were sold to a subsidiary of Open Solutions, Inc. for $7,000,000. The Company owned a 60.3% interest in EastPoint, with the remaining 39.7% interest recorded as minority interest. Net of escrows and minority interest, the Company received $2,587,000 in net cash proceeds. The Company has the potential to receive up to an additional $750,000 in two years, representing its 60.3% share of the combined escrowed and conditional payments. No additional proceeds were received in 2004. Net income and cash flows related to EastPoint have been reclassified as related to discontinued operations in the financial statements. The transaction resulted in a net loss of $75,000 ($49,500 after taxes), which was included in the net loss from discontinued operations in 2004.

Information about discontinued operations as of, and for the years ended December 31, follows:

                                                  2004        2003        2002
                                                -------     -------     -------
                                                         (In thousands)

            Depreciation and amortization       $   282     $   696     $   601

            Licensing and other fee revenues      2,695       7,262       6,991

            Minority interest                      (381)       (186)       (685)

            Net loss before taxes                  (653)       (282)     (1,040)

            Goodwill and other intangibles           --       4,470       4,673

            Other assets                             --       3,188       3,898

            Capital expenditures                     76          80         424

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

20.   QUARTERLY DATA (UNAUDITED)
--------------------------------------------------------------------------------

Quarterly results of operations for the years ended December 31, 2004 and 2003 were as follows:

                                                           2004                                           2003
                                        ------------------------------------------    --------------------------------------------
                                         Fourth     Third      Second      First       Fourth      Third       Second      First
                                         Quarter    Quarter    Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                        --------   --------   --------    --------    --------    --------    --------    --------
                                                                 (In thousands, except per share data)
Interest and dividend income            $ 15,807   $ 15,546   $ 14,737    $ 14,990    $ 14,410    $ 13,858    $ 14,139    $ 13,901
Interest expense                           5,608      5,304      4,985       4,828       4,666       4,549       4,706       4,821
                                        --------   --------   --------    --------    --------    --------    --------    --------
Net interest income                       10,199     10,242      9,752      10,162       9,744       9,309       9,433       9,080
Provision (credit) for loan losses           425        365        425         350        (225)        575         785         325
Non-interest income                        2,198      1,726      1,965       1,875         700       1,912       1,896       1,940
Non-interest expense                       7,300      7,181      6,933       7,563       6,906       6,871       7,582       6,884
Income taxes-continuing operations         1,495      1,415      1,402       1,325       1,124       1,360         786       1,891
                                        --------   --------   --------    --------    --------    --------    --------    --------
Income from continuing operations          3,177      3,007      2,957       2,799       2,639       2,415       2,176       1,920

Net loss from discontinued operations         --         --       (255)       (176)        (48)         (1)        (38)        (98)
                                        --------   --------   --------    --------    --------    --------    --------    --------

Net income                              $  3,177   $  3,007   $  2,702    $  2,623    $  2,591    $  2,414    $  2,138    $  1,822
                                        ========   ========   ========    ========    ========    ========    ========    ========

Earnings per share:
    Basic                               $   0.60   $   0.57   $   0.51    $   0.50    $   0.50    $   0.46    $   0.40    $   0.34
    Diluted                                 0.55       0.53       0.47        0.46        0.45        0.43        0.38        0.32

Results for the second quarter of 2003 included an $800,000 retirement benefit charge. Fourth quarter 2003 results were affected by the final sale of sub-prime automobile loans, contributing to a credit for loan losses and to a $2,094,000 loss on sale included in other non-interest income, which was partially offset by net securities gains totaling $1,564,000. During the second quarter of 2004, heavy loan prepayment activity caused a decrease in net interest income. Also in that quarter, the Company sold EastPoint Technologies, LLC. Current and prior period income and expenses related to EastPoint were reclassified as a net loss from discontinued operations, including a $75,000 pre-tax loss recorded on sale.

Quarterly data may not sum to annual data due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

      None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company is in the  process of  documenting  and  testing its  internal
control   procedures  to  satisfy  the   requirements  of  Section  404  of  the
Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of its system of internal controls over financial reporting as of December 31, 2004, the end of its latest fiscal year. The Company's independent Registered Public Accounting Firm must then attest to and report on that assessment by management. The Company has expended significant resources in this effort and believes that it has made significant progress. To date, management has not identified any material weaknesses in the Company's internal controls over financial reporting. However, the Company has not completed its assessment of internal controls over financial reporting and, therefore, the independent auditors have not completed the procedures it requires to issue its attestation over financial reporting. Accordingly, the Company is omitting management's annual report on internal control over financial reporting, as required by Item 308(a) of Regulation S-K and the related attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K from this filing as permitted by Order of the Securities and Exchange Commission, dated November 30, 2004. Copies of these items will be provided in an amendment to the Form 10-K no later than May 2, 2005.

ITEM 9B. OTHER INFORMATION
--------------------------------------------------------------------------------

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

      For information concerning the directors of the Company, the information contained under the sections captioned "Proposal 1 -- Election of Directors" in Berkshire Hills' Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated by reference.

      The following table sets forth certain information regarding the executive officers of Berkshire Hills and Berkshire Bank.

      Name                 Age(1)   Position
      ----                 ------   --------
      Michael P. Daly        43     President and Chief Executive Officer
      Wayne F. Patenaude     44     Senior Vice President, Chief Financial Officer and Treasurer
      Gayle P. Fawcett       52     Senior Vice President of Retail Banking and Operations

      ----------
      (1)   As of December 31, 2004

      The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Biographical Information
------------------------

      Michael P. Daly serves as President and Chief Executive Officer of the Company and Berkshire Bank. Prior to this position, Mr. Daly served as Executive Vice President of the Company and Bank from January 2000 to October 2002 and as Senior Vice President of Commercial Lending from October 1997 until January 2000.

      Wayne F. Patenaude served as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Berkshire Bank since February 2003. Mr. Patenaude served as Executive Vice President, Chief Financial Officer and Treasurer of American Savings Bank, located in New Britain, Connecticut, from 1999 until American Savings Bank's acquisition by Banknorth, N.A. on February 14, 2003. Mr. Patenaude served as Chief Financial Officer of Bancorp Connecticut from December 1998 to 1999 when he joined American Savings Bank.

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

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      The  information   contained  under  the  sections  captioned   "Executive
Compensation"   and  "Directors'   Compensation"   in  the  Proxy  Statement  is
incorporated herein by reference.

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

      (c)   Changes in Control

            Management of Berkshire Hills knows of no arrangements, including any pledge by any person of securities of Berkshire Hills, the operation of which may at a subsequent date result in a change in control of the registrant.

      (d)   Equity Compensation Plan Information

      The following table sets forth information, as of December 31, 2004, about Company common stock that may be issued upon exercise of options under the Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan and the Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan. Each of the plans was approved by the Company's stockholders.

                                                                                                           Number of securities
                                                 Number of securities                                    remaining available for
                                                   to be issued upon         Weighted-average             future issuance under
                                                     exercise of            exercise price of           equity compensation plans
                                                 outstanding options,      outstanding options,           (excluding securities
             Plan category                       warrants and rights       warrants and rights        reflected in the first column)
   ----------------------------------            --------------------      --------------------       ------------------------------
   Equity compensation plans
     approved by security holders                       643,754                   $ 18.97                         287,148

   Equity compensation plans
     not approved by security holders                        --                        --                              --

   Total                                                643,754                   $ 18.97                         287,148

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Proposal 2 - Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
--------------------------------------------------------------------------------

      (a)   [1]   Financial Statements

                  o     Report of Independent Registered Public Accounting Firm

                  o     Consolidated  Balance Sheets as of December 31, 2004 and
                        2003

                  o Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

                  o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

                  o Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

                  o     Notes to Consolidated Financial Statements

            [2]   Financial Statement Schedules

                  All financial statement schedules are omitted because the required information is either included or is not applicable.

            [3]   Exhibits

                  2.1 Agreement and Plan of Merger, dated as of December 16, 2004, by and between Berkshire Hills Bancorp, Inc. and Woronoco Bancorp, Inc. (1)

                  3.1 Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(2)

                  3.2   Bylaws of Berkshire Hills Bancorp, Inc. (3)

                  4.0   Draft Stock  Certificate  of  Berkshire  Hills  Bancorp,
                        Inc.(2)

                  10.1  Employment  Agreement between Berkshire Bank and Michael
                        P. Daly(4)

                  10.2 Employment Agreement between Berkshire Hills Bancorp, Inc. and Michael P. Daly(4)

                  10.3 Change in Control Agreement between Berkshire Bank and Gayle P. Fawcett(3)

                  10.4 Change in Control Agreement between Berkshire Hills Bancorp, Inc. and Gayle P. Fawcett(3)

                  10.5 Change in Control Agreement between Berkshire Bank and Wayne F. Patenaude(3)

                  10.6 Change in Control Agreement between Berkshire Hills Bancorp, Inc. and Wayne F. Patenaude(3)

                  10.7  Supplemental   Executive  Retirement  Agreement  between
                        Berkshire Bank and Michael P. Daly(3)

                  10.8 Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan(5)

                  10.9 Letter Agreement, dated June 26, 2003, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Robert
                        A. Wells(4)

                  10.10 Form of Berkshire Bank Employee  Severance  Compensation
                        Plan(2)

                  10.11 Form of Berkshire Bank Supplemental Executive Retirement
                        Plan(2)

                  10.12 Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive
                        Plan(6)

                  10.13 Retirement  Agreement,  dated  December 4, 2003,  by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Robert A. Wells(3)

                  11.0 Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, "Financial Statements and Supplementary Data"

                  21.0  Subsidiary   Information  is   incorporated   herein  by
                        reference to Part I, Item 1, "Business - Subsidiary Activities"

                  23.0  Consent of Wolf & Company, P.C.

                  31.1  Rule 13a-14(a) Certification of Chief Executive Officer

                  31.2  Rule 13a-14(a) Certification of Chief Financial Officer

                  32.1  Section 1350 Certification of Chief Executive Officer

                  32.2  Section 1350 Certification of Chief Financial Officer

----------

            (1) Incorporated herein by reference from the Exhibits to the Form 8-K, as filed on December 17, 2004.

            (2) Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

            (3) Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 11, 2004.

            (4) Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on August 13, 2003.

            (5) Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 27, 2003.

            (6) Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Berkshire Hills Bancorp, Inc.


      Date: March 14, 2005              By: /s/ Michael P. Daly
                                            ------------------------------------
                                            Michael P. Daly
                                            President, Chief Executive Officer
                                            and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael P. Daly                 President, Chief Executive Officer               March 14, 2005
-------------------------------     and Director
Michael P. Daly                     (principal executive officer)


/s/ Wayne F. Patenaude              Senior Vice President, Treasurer                 March 14, 2005
-------------------------------     and Chief Financial Officer
Wayne F. Patenaude                  (principal accounting and financial officer)


/s/ Lawrence A. Bossidy             Non-Executive Chairman                           March 14, 2005
-------------------------------
Lawrence A. Bossidy


/s/ Thomas O. Andrews               Director                                         March 14, 2005
-------------------------------
Thomas O. Andrews


/s/ Thomas R. Dawson                Director                                         March 14, 2005
-------------------------------
Thomas R. Dawson


/s/ A. Allen Gray                   Director                                         March 14, 2005
-------------------------------
A. Allen Gray


/s/ Peter J. Lafayette              Director                                         March 14, 2005
-------------------------------
Peter J. Lafayette


/s/ Edward G. McCormick, Esq.       Director                                         March 14, 2005
-------------------------------
Edward G. McCormick, Esq.


/s/ Catherine B. Miller             Director                                         March 14, 2005
-------------------------------
Catherine B. Miller


/s/ Corydon L. Thurston             Director                                         March 14, 2005
-------------------------------
Corydon L. Thurston


/s/ Ann H. Trabulsi                 Director                                         March 14, 2005
-------------------------------
Ann H. Trabulsi


/s/ Robert A. Wells                 Director                                         March 14, 2005
-------------------------------
Robert A. Wells