Form 10-K/A
period 2004-12-31
BERKSHIRE HILLS BANCORP INC
filed 2005-04-19
CIK 1108134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________________________ TO _____________

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

       Title of each class:           Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $0.01                   AMERICAN STOCK EXCHANGE
PER SHARE

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $205 million, based upon the closing price of $37.10 as quoted on the American Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter.

         The number of shares outstanding of the registrant's common stock as of March 14, 2005 was 5,813,053.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

         In November 2004, the Securities and Exchange Commission issued an exemptive order providing companies with a market capitalization under $700 million with an extension of up to 45 days for the filing of management's report on the company's internal controls over financial reporting and the required attestation on those controls from the independent registered public accountants. Berkshire Hills Bancorp, Inc. (the "Company") elected to utilize a portion of this extension period. Therefore, the Company hereby amends its Annual Report on Form 10-K, filed March 15, 2005 (the "Original Filing"), to include Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A, "Controls and Procedures" on Form 10-K.

                                    PART III

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERAL CONTROL OVER FINANCIAL REPORTING

         No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

         Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, utilizing the framework established in "INTERNAL CONTROL - INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 is effective.

         Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

         All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Berkshire Hills Bancorp, Inc.

We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that Berkshire Hills Bancorp, Inc. maintained effective internal control over financial reporting as of December
31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK ISSUED BY THE COMMITTEE OF SPONSORING ORGANIZATIONS OF THE TREADWAY COMMISSION (COSO). Berkshire Hills Bancorp Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Berkshire Hills Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK ISSUED BY THE COMMITTEE OF SPONSORING ORGANIZATIONS OF THE TREADWAY COMMISSION (COSO). Also in our opinion, Berkshire Hills Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK ISSUED BY THE COMMITTEE OF SPONSORING ORGANIZATIONS OF THE TREADWAY COMMISSION (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Berkshire Hills Bancorp, Inc. and our report dated March 9, 2005 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
April 1, 2005

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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

              [3]   EXHIBITS
                    2.1    Agreement and Plan of Merger,  dated as of December 16, 2004, by and between
                           Berkshire Hills Bancorp, Inc. and Woronoco Bancorp, Inc. (1)
                    3.1    Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
                    3.2    Bylaws of Berkshire Hills Bancorp, Inc. (3)
                    4.0    Draft Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
                    10.1   Employment Agreement between Berkshire Bank and Michael P. Daly (4)
                    10.2   Employment Agreement between Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
                    10.3   Change in Control Agreement between Berkshire Bank and Gayle P. Fawcett (3)
                    10.4   Change in Control Agreement between Berkshire Hills Bancorp, Inc. and Gayle P. Fawcett (3)
                    10.5   Change in Control Agreement between Berkshire Bank and Wayne F. Patenaude (3)
                    10.6   Change in Control Agreement between Berkshire Hills Bancorp, Inc. and Wayne F. Patenaude (3)
                    10.7   Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (3)
                    10.8   Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan (5)
                    10.9   Letter Agreement, dated June 26, 2003, by and among Berkshire Hills Bancorp, Inc.,
                           Berkshire Bank and Robert A. Wells (4)
                    10.10  Form of Berkshire Bank Employee Severance Compensation Plan (2)
                    10.11  Form of Berkshire Bank Supplemental Executive Retirement Plan (2)
                    10.12  Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan (6)



                    10.13  Retirement Agreement,  dated December 4, 2003, by and among Berkshire Hills Bancorp, Inc.,
                           Berkshire Bank and Robert A. Wells (3)
                    11.0   Statement re: Computation of Per Share Earnings is incorporated herein by reference to
                           Part II, Item 8, "Financial Statements and Supplementary Data" of the Form 10-K filed on March 15, 2005
                    21.0   Subsidiary Information is incorporated herein by reference to Part I, Item 1, "Business - Subsidiary
                           Activities" of the Form 10-K filed on March 15, 2005
                    23.0   Consent of Wolf & Company, P.C.
                    31.1   Rule 13a-14(a) Certification of Chief Executive Officer
                    31.2   Rule 13a-14(a) Certification of Chief Financial Officer
                    32.1   Section 1350 Certification of Chief Executive Officer
                    32.2   Section 1350 Certification of Chief Financial Officer
-------------------------
        (1)  Incorporated herein by reference from the Exhibits to the Form 8-K, as filed on December 17, 2004.
        (2)  Incorporated herein by reference from the Exhibits to the Form S-1, Registration Statement and
             amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
        (3)  Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 11, 2004.
        (4)  Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on August 13, 2003.
        (5)  Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 27, 2003.
        (6)  Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BERKSHIRE HILLS BANCORP, INC.


Date: April 19, 2005                   By: /s/ Michael P. Daly
                                           -------------------------------------
                                           Michael P. Daly
                                           President and Chief Executive Officer