Form 10-Q
period 2005-03-31
BERKSHIRE HILLS BANCORP INC
filed 2005-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission File Number 1-15781

BERKSHIRE HILLS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3510455

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 North Street, Pittsfield, Massachusetts	01201

(Address of principal executive offices)	(Zip Code)

(413) 443-5601

(Registrant telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

             The Registrant had 5,832,847 shares of common stock, par value $0.01 per share, outstanding as of May 4, 2005.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I.                 FINANCIAL INFORMATION

ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS.

BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2005	December 31, 2004

	(In thousands)
Assets
Cash and due from banks	$14,862	$15,237
Short-term investments	100	2,665

Total cash and cash equivalents	14,962	17,902

Securities available-for-sale, at fair value	344,341	384,421
Securities held-to-maturity, at amortized cost	26,971	29,942
Loans held for sale	1,087	1,053

Total loans	855,016	828,179
Less: Allowance for loan losses	(9,645)	(9,337)

Net loans	845,371	818,842

Premises and equipment, net	15,567	14,780
Accrued interest receivable	5,460	5,472
Goodwill and other intangibles	7,235	7,254
Bank owned life insurance	18,403	18,200
Other assets	14,903	12,249

Total assets	$1,294,300	$1,310,115

Liabilities and Stockholders’ Equity
Deposits	$847,381	$845,789
Borrowings	314,471	327,926
Accrued expenses and other liabilities	4,022	4,664

Total liabilities	1,165,874	1,178,379

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($.01 par value; 1,000,000 shares
authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 26,000,000 shares authorized;
7,673,761 shares issued at March 31, 2005 and December 31,
2004; shares outstanding: 5,835,447 at March 31, 2005
and 5,873,563 at December 31, 2004)	77	77
Additional paid-in capital	78,399	77,588
Unearned compensation	(7,598)	(7,414)
Retained earnings	97,569	94,996
Accumulated other comprehensive income	321	4,214
Treasury stock, at cost (1,838,314 shares at March 31, 2005 and
1,800,198 at December 31, 2004)	(40,342)	(37,725)

Total stockholders’ equity	128,426	131,736

Total liabilities and stockholders’ equity	$1,294,300	$1,310,115

See accompanying notes to unaudited consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,

	2005	2004

	(In thousands, except per share data)
Interest and dividend income
Loans	$11,916	$10,736
Debt securities, taxable	3,390	3,610
Debt securities, tax-exempt	395	228
Equity securities dividends	325	397
Short-term investments	11	16

Total interest and dividend income	16,037	14,987

Interest expense
Deposits	3,373	3,086
Borrowings	2,637	1,740

Total interest expense	6,010	4,826

Net interest income	10,027	10,161
Provision for loan losses	493	350

Net interest income, after provision for loan losses	9,534	9,811

Non-interest income
Customer service fees	616	524
Wealth management service fees	702	627
Loan service fees	174	79
Increase in cash surrender value of life insurance	203	207
Gain on sales and dispositions of securities, net	429	325
Gain on sale of loans and securitized loans, net	588	90
Other non-interest income	32	23

Total non-interest income	2,744	1,875

Non-interest expense
Salaries and employee benefits	4,335	4,603
Occupancy and equipment	1,140	1,059
Marketing and advertising	161	157
Data processing	347	394
Professional services	423	428
Foreclosed real estate and repossessed assets, net	94	83
Other non-interest expense	1,036	838

Total non-interest expense	7,536	7,562

Income from continuing operations before income taxes	4,742	4,124
Provision for income taxes	1,490	1,325

Income from continuing operations	3,252	2,799
Loss from discontinued operations	—	(267)
Income tax benefit	—	(91)

Net loss from discontinued operations	—	(176)

Net income	$3,252	$2,623

Earnings per share
Basic	$0.61	$0.50
Diluted	$0.57	$0.46

Weighted average shares outstanding
Basic	5,300	5,285
Diluted	5,691	5,757

See accompanying notes to unaudited consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
Unaudited

	Common stock	Additional paid-in capital	Unearned compensation	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total

	(In thousands)
Balance at December 31, 2004	$77	$77,588	$(7,414)	$94,996	$4,214	$(37,725)	$131,736

Comprehensive income:
Net income	—	—	—	3,252	—	—	3,252
Change in net unrealized gain on
securities available-for-sale, net
of reclassification adjustments
and tax effects	—	—	—	—	(3,893)	—	(3,893)

Total comprehensive income							(641)

Cash dividends declared ($0.12 per share)	—	—	—	(654)	—	—	(654)

Treasury stock purchased	—	—	—	—	—	(3,817)	(3,817)

Exercise of stock options (50,252 shares)	—	—	—	(25)	—	610	585
Reissuance of treasury stock-other	—	315				590	905
Tax benefit from stock compensation	—	279	—	—	—	—	279

Change in unearned compensation	—	217	(184)	—	—	—	33

Balance at March 31, 2005	$77	$78,399	$(7,598)	$97,569	$321	$(40,342)	$128,426

Balance at December 31, 2003	$77	$75,764	$(8,507)	$86,276	$5,559	$(35,994)	$123,175

Comprehensive income:
Net income	—	—	—	2,623	—	—	2,623
Change in net unrealized gain on
securities available-for-sale, net
of reclassification adjustments
and tax effects	—	—	—	—	1,834	—	1,834

Total comprehensive income	—	—	—	—	—	—	4,457

Cash dividends declared ($0.12 per share)	—	—	—	(657)	—	—	(657)

Treasury stock purchased	—	—	—	—	—	(508)	(508)

Exercise of stock options (29,013 shares)	—	—	—	(30)	—	516	486
Reissuance of treasury stock-other	—	358	—	—	—	238	596
Change in unearned compensation	—	449	(162)	—	—	—	287

Balance at March 31, 2004	$77	$76,571	$(8,669)	$88,212	$7,393	$(35,748)	$127,836

See accompanying notes to unaudited consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Continuing operations:
Net income	$3,252	$2,799
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Provision for loan losses	493	350
Net amortizaton of securities	245	264
Depreciation and amortization expense	419	411
Management awards plan expense	335	320
Employee stock ownership plan expense	334	349
Amortization of other intangibles	19	51
Increase in cash surrender value of bank owned life insurance	(203)	(207)
Gain on sales and dispositions of securities, net	(429)	(325)
Gain on sale of loans and securitized loans, net	(588)	(90)
Deferred income tax benefit, net	(441)	—
Net increase in loans held for sale	(34)	(356)
Net change in accrued interest receivable and other assets	(92)	1,578
Net change in accrued expenses and other liabilities	(642)	(1,018)

Net cash provided by continuing operating activities	2,668	4,126

Discontinued operations:
Net loss	—	(176)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	—	102
Amortization of other intangibles	—	51
Minority interest	—	(176)

Net cash used by discontinued operations	—	(199)

Total net cash provided by operating activities:	2,668	3,927

Cash flows from investing activities:
Continuing operations:
Activity in available-for-sale securities:
Sales	30,465	3,323
Maturities	595	16,048
Principal payments	17,702	9,534
Purchases	(13,522)	(72,700)
Activity in held-to-maturity securities:
Maturities	6,080	3,225
Principal payments	674	2,039
Purchases	(3,792)	(2,200)
Purchase of FHLB stock	(595)	(2,132)

(continued)
4

BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(concluded)
Unaudited

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Loan originations and purchases, net of
principal payments	$(27,165)	$(16,340)
Proceeds from sales of loans	—	6,706
Additions to premises and equipment	(1,206)	(828)

Net cash provided (used) by continuing investing activities	9,236	(53,325)

Discontinued operations:
Additions to premises and equipment	—	(26)

Net cash (used) by discontinued investing activities	—	(26)

Total net cash provided (used) by investing operations:	9,236	(53,351)

Cash flows from financing activities:
Net increase in deposits	1,592	(416)
Proceeds from Federal Home Loan Bank advances	118,464	194,500
Repayments of Federal Home Loan Bank advances	(131,919)	(146,865)
Decrease in loans sold with recourse	—	(91)
Treasury stock purchased	(3,817)	(508)
Proceeds from reissuance of treasury stock	1,490	486
Cash dividends paid	(654)	(657)

Net cash (used) provided by financing activities	(14,844)	46,449

Net change in cash and cash equivalents	(2,940)	(2,975)

Cash and cash equivalents at beginning of period	17,902	17,442

Cash and cash equivalents at end of period	$14,962	$14,467

Supplemental cash flow information:
Interest paid on deposits	$3,354	$3,083
Interest paid on borrowed funds	2,545	1,681
Income taxes paid, net	1,998	97
Transfers from loans to foreclosed real estate	—	25
Securitization of and transfer of loans to securities	—	39,657

See accompanying notes to unaudited consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION

                The consolidated interim financial statements of Berkshire Hills Bancorp, Inc. (“Berkshire Hills” or the “Company”) and its wholly owned subsidiaries, Berkshire Bank (the “Bank”), and Berkshire Hills Funding Corp. herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company’s most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2004. The consolidated financial information at March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 are derived from unaudited consolidated financial statements but, in the opinion of management, reflect all adjustments necessary to present fairly the results for these interim periods in accordance with accounting principles generally accepted in the United States of America. These adjustments consist only of normal recurring adjustments. The interim results are not necessarily indicative of the results of operations that may be expected for the entire year. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

Pending Merger

                On December 16, 2004, the Company announced that it had entered into a definitive merger agreement with Woronoco Bancorp, Inc. (“Woronoco”), pursuant to which Woronoco will merge with and into the Company, with the Company being the surviving entity. Immediately following that merger, Woronoco Savings Bank, the wholly-owned subsidiary of Woronoco, will merge with and into Berkshire Bank with Berkshire Bank being the surviving entity. Under the terms of the agreement, the stockholders of Woronoco will have the right to elect to receive either $36.00 in cash or one share of the Company’s common stock in exchange for each Woronoco share held by them, subject to procedures to ensure that 75% of the outstanding Woronoco common shares are converted into the Company’s common stock and the balance is converted into cash. The completion of the merger is subject to customary regulatory approvals. The merger is expected to close in the second quarter of 2005. The merger agreement had no significant effect on the Company’s financial statements for the periods presented. On April 12, 2005, both the Company and Woronoco received shareholder approvals to proceed with their merger.

Allowance for loan losses

                The allowance for loan losses is established through a provision for loan losses charged to earnings to account for losses that are estimated to occur. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the composition and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

                A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank’s loans that have been identified as impaired have been measured by the fair value of existing collateral.

                Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans or residential mortgage loans for impairment disclosures.

Stock Compensation Plans

                Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. SFAS No. 123 was revised as SFAS No. 123R in December 2004. This revision is discussed further in the “Recent Accounting Pronouncements” section of this Note.

                The Company maintains stock-based compensation plans, which are described more fully in Note 15 to the financial statements in the 2004 Annual Report filed on Form 10-K. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,

	2005	2004

	(In thousands, except per share amounts)
Net income as reported	$3,252	$2,623
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	109	133

Proforma net income	$3,143	$2,490

Earnings per share
Basic - as reported	$0.61	$0.50

Basic - proforma	$0.59	$0.47

Diluted - as reported	$0.57	$0.46

Diluted - proforma	$0.55	$0.43

Earnings Per Common Share

                Basic earnings per share is determined by dividing net income by the average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less treasury stock repurchased, unallocated shares of the Berkshire Bank Employee Stock Ownership Plan, and unallocated shares of stock awards granted under the Company’s stock based compensation plans. This number is computed daily and averaged for the period.

                Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all options granted under the Company’s stock based compensation plans were exercised.

The average number of net outstanding common shares used for the basic computation is increased by the unallocated shares of stock awards under the Company’s stock based compensation plans and by the additional diluted shares calculated by the Treasury Stock method.

Earnings per common share have been computed based upon the following:

	Three Months Ended March 31,

	2005	2004

	(In thousands, except per share amounts)

Net income applicable to common stock	$3,252	$2,623

Average number of common shares outstanding	5,858	5,951
Less: average number of unallocated ESOP shares	(411)	(477)
Less: average number of unvested stock award shares	(147)	(189)

Average number of basic shares outstanding	5,300	5,285
Plus: average number of unvested stock award shares	147	189
Plus: average number of dilutive shares based on stock options	244	283

Average number of diluted shares outstanding	5,691	5,757

Basic earnings per share	$0.61	$0.50
Diluted earnings per share	$0.57	$0.46

Recent Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-based Payment (Revised 2004)” (SFAS 123R), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. SFAS 123R allows the use of valuation models other than the Black-Scholes model prescribed in SFAS 123. Therefore, the pro forma costs of stock option expense estimated in Note 1 using the Black-Scholes method may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. The Company is still in the process of analyzing the cost of stock options under SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. On March 29, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. The provisions of FAS 123R and SAB 107 do not have an impact on the Company’s results of operations at the present time.

                In March 2004, the Emerging Issues Task Force ratified Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. The disclosure, recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. The Company has not determined the effect that EITF 03-1 will have on its consolidated financial statements, pending review of the planned additional implementation guidance.

2.             SECURITIES

                The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, was as follows:

	March 31, 2005

	Amortized Cost	Fair Value

	(In thousands)
Securities Available-for-Sale
U.S. Treasury and Agencies	$1,083	$1,083
Municipal bonds and obligations	23,082	22,797
Mortgaged-backed securities	286,324	280,179
Other debt securities	8,771	8,712

Total debt securities	319,260	312,771

Marketable equity securities	5,123	11,957
Nonmarketable equity securities	19,613	19,613

Total securities available-for-sale	$343,996	$344,341

Securities Held-to-Maturity
Municipal bonds and obligations	$9,293	$9,293
Mortgaged-backed securities	4,099	4,028
Other debt securities	13,579	13,579

Total securities held-to-maturity	$26,971	$26,900

	December 31, 2004

	Amortized Cost	Fair Value

	(In thousands)
Securities Available-for-Sale
U.S. Treasury and Agencies	$1,106	$1,113
Municipal bonds and obligations	19,169	19,172
Mortgaged-backed securities	323,956	322,585
Other debt securities	9,418	9,429

Total debt securities	353,649	352,299

Marketable equity securities	5,193	13,105
Nonmarketable equity securities	19,017	19,017

Total securities available-for-sale	$377,859	$384,421

Securities Held-to-Maturity
Municipal bonds and obligations	$11,580	$11,580
Mortgaged-backed securities	4,715	4,672
Other debt securities	13,647	13,647

Total securities held-to-maturity	$29,942	$29,899

                Nonmarketable equity securities consist of stock in the Federal Home Loan Bank of Boston and the Savings Bank Life Insurance Company, at cost.

3.             LOANS

                A summary of balances at March 31, 2005 and December 31, 2004 follows:

	At March 31, 2005		At December 31, 2004

	Balance	Percent of total	Balance	Percent of total

	(Dollars in thousands)

Residential real estate loans:
Residential one- to four-family	$226,145	27%	$217,159	26%
Residential land development and construction	17,974	2	18,091	2

Total residential real estate loans	244,119	29	235,250	28
Commercial real estate loans:
Commercial one-to four-family	16,489	2	15,964	2
Commercial land development and construction	27,183	3	20,611	2
Multi-family	15,675	2	16,380	2
Other commercial real estate	217,700	25	207,619	25

Total commercial real estate loans	277,047	32	260,574	31

Commercial and industrial loans	145,896	17	150,879	18

Consumer loans:
Automobile	128,956	15	123,027	15
Home equity loans	55,090	6	54,157	7
Other	3,908	1	4,292	1

Total consumer loans	187,954	22	181,476	23

Total loans	$855,016	100%	$828,179	100%

4.             LOAN LOSS ALLOWANCE AND NON-ACCRUAL LOANS

                An analysis of the allowance for loan losses for the quarters ended March 31, 2005 and 2004 follows:

	Three Months Ended

	March 31, 2005	March 31, 2004

	(Dollars in thousands)

Balance at beginning of period	$9,337	$8,969
Provision for loan losses	493	350
Loans charged-off	(328)	(628)
Recoveries	143	261

Balance at end of period	$9,645	$8,952

                The following is a summary of information pertaining to impaired and non-accrual loans at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

	(Dollars in thousands)

Impaired loans with no valuation allowance	$892	$787
Impaired loans with a valuation allowance	2,800	393

Total impaired loans	$3,692	$1,180

Specific valuation allowance allocated to impaired loans	$735	$230

Non-accrual loans:
Residential mortgage	$298	$341
Commercial real estate	144	484
Commercial	832	1,738
Consumer	96	409

Total non-accrual loans	1,370	2,972
Real estate owned	—	25

Total non-performing assets	1,370	2,997

Total loans past due ninety days or more and still accruing	$304	$65

5.             GOODWILL AND OTHER INTANGIBLES

                Goodwill totaled $6,782,000 at March 31, 2005 and December 31, 2004, respectively. There were no changes to goodwill during the quarter ended March 31, 2005.

                Other intangibles totaled $453,000 and $472,000 at March 31, 2005 and December 31, 2004, respectively, net of accumulated amortization. Amortization of other intangibles totaled $19,000 and $51,000 for the three months ended March 31, 2005 and 2004, respectively.

                Included in other assets are capitalized mortgage servicing rights with a net balance of $266,000 and $279,000 at March 31, 2005 and December 31, 2004, respectively. Amortization of mortgage servicing rights totaled $13,000 and $10,000 for the three months ended March 31, 2005 and 2004, respectively. The fair value approximated the net carrying value for mortgage servicing rights at March 31, 2005 and December 31, 2004.

6.             DEPOSITS

                A summary of deposit balances, by type, is as follows:

	March 31, 2005		December 31, 2004

	Balance	Percent of deposits	Balance	Percent of deposits

	(Dollars in thousands)

Demand deposits	$109,671	13%	$110,129	13%
NOW accounts	92,030	11%	100,709	12%
Money Market accounts	158,800	19%	156,412	19%
Savings accounts	164,879	19%	163,264	19%

Total Core Accounts	525,380	62%	530,514	63%
Certificates of Deposit	322,001	38%	315,275	37%

Total deposits	$847,381	100%	$845,789	100%

7.             STOCKHOLDERS’ EQUITY

                At March 31, 2005, stockholders’ equity totaled $128,426,000, or 9.92% of total assets, compared to $131,736,000, or 10.06%, at December 31, 2004. The various regulatory capital ratios for the Bank at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004	FDIC Minimums to be Well Capitalized

Total capital to risk weighted assets:	14.21%	14.22%	10.00%

Tier 1 capital to risk weighted assets:	12.85	12.86	6.00

Tier 1 capital to average assets:	9.26	9.14	5.00

                As of March 31, 2005, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company paid a cash dividend of $0.12 per share on common stock during the three months ended March 31, 2005 and 2004.

8.             COMMITMENTS

                At March 31, 2005, the Company had outstanding commitments to originate new residential and commercial loans totaling $49,900,000, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $57,900,000 and unadvanced commercial lines, including unadvanced construction loan funds, totaled $66,900,000. The Company anticipates it will have sufficient funds to meet these commitments. These commitments totaled $174,700,000 at March 31, 2005, compared to a total of $165,523,000 at December 31, 2004.

                During the three months ended March 31, 2005, the Bank entered into a subscription agreement to purchase $8,000,000 in interests in a to-be-formed limited liability company, which will invest in qualified community development entities for the purpose of funding loans to qualified active low-income community businesses. The Bank paid $160,000 as an initial subscription amount, which was included in other assets. It is anticipated that this Company will be formed by the end of 2005. Capital contributions will be payable in 2006 and 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2005 and 2004, and should be read in conjunction with Berkshire Hills Bancorp, Inc.’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document. This discussion and analysis updates, and should be read in conjunction with, Management’s Discussion and Analysis included in the 2004 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.

Forward-Looking Statements

                This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire Hills”) and Berkshire Bank (the “Bank”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Berkshire Hills’ and Berkshire Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S.

Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills’ and Berkshire Bank’s market area, changes in real estate market values in Berkshire Hills’ and Berkshire Bank’s market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire Hills does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

                Forward-looking statements also include, with limitation, those statements relating to the anticipated effects of the Company’s proposed merger with Woronoco Bancorp, Inc., (“Woronoco”). The following factors, among others, could cause the actual results of the merger to differ materially from expectations: the ability of the companies to obtain the required regulatory approvals of the merger; the imposition of any regulatory conditions or requirements on the merger; the ability of the companies to consummate the merger; Berkshire Hills’ ability to successfully integrate Woronoco Bancorp following the merger, including integration of the data processing system and retention of key personnel; a materially adverse change in the financial condition, operations, or projected or actual earnings of either company; the ability to fully realize the expected cost savings and anticipated revenues; the ability to realize the expected cost savings and anticipated revenues on a timely basis; and any material change in the local markets in which each company operates.

General

                Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts’ oldest and largest independent banks and is the largest banking institution based in western Massachusetts. The Bank has eleven full-service branch offices serving communities throughout Berkshire County, Massachusetts as well as a full-service branch office in Oriskany Falls, New York and a representative office in Albany, New York. The Bank has received regulatory approvals to open a full-service branch in each of Albany and Clifton Park, New York. The Bank has also applied for regulatory approval to organize a New York institution to accept deposits from New York municipalities and other governmental entities. Berkshire Bank is committed to continue operation as an independent super community bank, delivering exceptional customer service and a broad array of locally managed and competitively priced retail and commercial products to its customers. The Bank originates a variety of loan products including real estate loans, commercial loans and consumer loans. It also offers a wide variety of deposit products and other investment products and financial services, including asset management and trust services and municipal finance.

Merger

                On December 16, 2004, Berkshire Hills and Woronoco Bancorp, Inc., a Delaware corporation (“Woronoco”), entered into a definitive merger agreement (the “Agreement”), pursuant to which Woronoco will merge with and into Berkshire Hills, with Berkshire Hills being the surviving entity (the “Merger”). Under the terms of the Agreement, the stockholders of Woronoco will have the right to elect to receive either $36.00 in cash or one share of Berkshire Hills common stock in exchange for each Woronoco share held by them, subject to procedures to ensure that 75% of the outstanding Woronoco common shares are converted into Berkshire Hills common stock and the balance is converted into cash. Immediately following the Merger, Woronoco Savings Bank, the wholly-owned subsidiary of Woronoco, will merge with and into Berkshire Bank, with Berkshire Bank being the surviving entity.

                The completion of the Merger is subject to customary regulatory approvals and other merger conditions. The Merger is expected to close in the second quarter of 2005. The above description of the Agreement does not purport to be a complete statement of the parties’ rights and obligations under the Agreement and the transactions contemplated thereby.

                The above description is qualified in its entirety by reference to the Agreement, a copy of which is attached as Exhibit 99.1 to the current report on Form 8-K filed on December 17, 2004, which is incorporated herein by reference. A Registration Statement on Form S-4 was filed with the Securities and Exchange Commission on February 3, 2005 for the issuance of additional shares of common stock in conjunction with the Agreement and Amendment No. 1 to the Registration Statement was filed with the Securities and Exchange Commission on March 9, 2005. On April 12, 2005, both Berkshire Hills and Woronoco received shareholder approvals to proceed with the Merger.

                Woronoco Bancorp, Inc. is the holding company for Woronoco Savings Bank. Established in 1871, and headquartered in Westfield, Massachusetts, Woronoco Savings Bank provides a wide variety of financial products and services through its ten branch offices located in Hampden and Hampshire Counties in western Massachusetts. Through its partnership with Infinex Financial Group, the Bank offers access to a full range of investment products, including stocks, bonds, mutual funds and annuities. The Bank’s subsidiary, the Woronoco Insurance Group, Inc., offers property and casualty insurance products and life insurance and group life, group health and accident insurance products for individuals and commercial clients.

Critical Accounting Policies

                The Company has established various accounting policies, which govern the application of generally accepted accounting principles in the preparation of the financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the policy related to the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements. A detailed description of the estimation processes and methodology related to the allowance for loan losses is included in Note 1 to the Consolidated Financial Statements and in the 2004 Annual Report to Shareholders on Form 10-K in the allowance for loan loss discussion in Item 1. “Business”.

Impact of New Account Pronouncements

                Please refer to the note on Recent Accounting Pronouncements in Note 1 to the financial statements of this report for a detailed discussion of new accounting pronouncements.

Recent Developments

                Please see the “General” discussion above regarding expansion into New York state, and the “Merger Agreement” discussion above regarding the merger with Woronoco. In April, Berkshire Bank completed the conversion of its core banking system to the Open Solutions platform, and is positioned to integrate the similar Woronoco systems subsequent to the Merger. The Board of Directors declared a quarterly cash dividend of $0.12 per share, payable on May 23, 2005 to stockholders of record at the close of business on May 9, 2005.

Summary

                Berkshire Hills reported record earnings of $3.25 million, or $0.57 per diluted share, for the first quarter of 2005. Net income increased by 24% from $2.62 million, or $0.46 per diluted share, in the first quarter of 2004. The Company continued to produce strong growth in the first quarter, while also devoting significant effort towards its planned merger with Woronoco. Total loans grew at a 13% annualized rate during the quarter, and service fee income increased by 21% from the prior year first quarter. Berkshire Bank’s expansion into New York and other business solicitation outside of Berkshire County contributed to this growth. Higher earnings were achieved despite the effects of tighter margins resulting from market conditions. Results were aided by gains on the sale of securitized loans, related to the Company’s de-emphasis of balance sheet leverage prior to the Woronoco merger. Total non-interest expense was reduced, despite the impact of higher training and equipment expenses related to improvements in information technology.

                The tables on the following pages display Selected Financial Data, and Average Balance Sheets and Interest Rates.

Selected Financial Data (Unaudited)

                The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	Unaudited At or for the Three Months Ended

	March 31, 2005	March 31, 2004

For the Period: (in thousands)
Net interest income	$10,027	$10,161
Provision for loan losses	493	350
Non-interest income	2,744	1,875
Non-interest expense	7,536	7,562
Net income	3,252	2,623

Per Share:
Earnings - basic	$0.61	$0.50
Earnings - diluted	0.57	0.46
Dividends declared	0.12	0.12
Book value	22.01	21.54
Common stock price:
High	37.64	38.61
Low	33.40	34.46
Close	33.75	34.90

At Period End: (in millions)
Total assets	$1,294	$1,263
Total loans	855	762
Other earning assets	372	447
Deposits	847	830
Borrowings	314	299
Shareholders’ equity	128	128

Operating Ratios:
Return on average assets	1.00%	0.84%
Return on average equity	9.94	8.39
Net interest margin (fully taxable equivalent)	3.34	3.51
Efficiency ratio	59.80	63.49
Equity/total assets	9.92	10.12

Loan Related Ratios:
Net charge-offs/average loans (annualized)	0.08%	0.20%
Loan loss allowance/loans	1.13	1.18
Nonperforming assets/total assets	0.11	0.24

Growth (annualized):
Net income	24.0%	44.0%
Loans	13.0	N/A
Deposits	0.8	(0.2)

(1)	The efficiency ratio is non-interest expense, divided by the total of fully taxable equivalent net interest income and non-interest income, less security gains. Return, margin and charge-off ratios are annualized.

(2)	Growth of net income is compared to the same period in the prior year. Growth of loans and deposits is compared to the beginning of the period, annualized.
15

Average Balance Sheets and Interest Rates – Fully Taxable Equivalent (FTE)

                The following table presents certain information for the periods indicated regarding average daily balances of assets and liabilities, as well as, the average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. The yields and rates include fees which are considered adjustments to yields. The average balances of loans includes nonaccrual loans, loans held for sale, and deferred fees and costs. The average balance of investment securities is based on amortized cost. Securities income is stated on a fully taxable equivalent basis, using a 35% tax rate.

	Unaudited Three Months Ended

	March 31, 2005		March 31, 2004

	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)

	(In thousands)

Earning assets
Loans
Residential mortgage	$239,755	5.10%	$232,001	5.15%
Commercial real estate	276,417	5.93	219,991	5.86
Commercial	140,139	6.43	163,236	5.45
Automobile	125,038	5.86	106,448	6.52
Other consumer	58,669	5.43	51,081	4.43

Total loans	840,018	5.73	772,757	5.56
Securities	396,473	4.41	401,991	4.38
Short-term investments	1,672	2.67	6,307	1.01

Total earning assets	1,238,163	5.31	1,181,055	5.16
Other assets	72,860		69,308

Total assets	$1,311,023		$1,250,363

Funding liabilities
Deposits
NOW	$94,809	0.18	$95,767	0.10
Money Market	158,862	1.62	160,921	1.31
Savings	163,553	1.00	170,700	0.76
Certificates of deposit	319,682	2.91	318,555	2.80

Total interest bearing deposits	736,906	1.86	745,943	1.65
Borrowings	330,448	3.24	274,054	2.54

Total interest bearing liabilities	1,067,354	2.28	1,019,997	1.89
Non-interest-bearing demand deposits	107,835		97,964
Other liabilities and minority interest	3,781		7,359

Total liabilities	1,178,970		1,125,320
Stockholders’ Equity	132,053		125,043

Total liabilities and equity	$1,311,023		$1,250,363

Interest rate spread		3.03		3.27

Net interest margin		3.34		3.51

Supplementary Data
Total Core Deposits	525,059		525,352
Total Deposits	844,741		843,907
16

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total Assets.   Total assets were $1.29 billion at quarter-end, and were essentially flat compared to year-end 2004. Total loans grew by $27 million during the quarter. The securities portfolio decreased by $43 million, providing funds for loan growth, as well as reducing borrowings by $13 million.

Loans.   Total loans were $855 million at quarter-end, increasing by $27 million, or 3%, from year-end 2004. Loan growth was concentrated in commercial real estate loans ($16 million) and residential real estate loans ($9 million). There were no significant loan purchases in the first quarter. Real estate loan originations continued to benefit from the Bank’s expanded presence in New York. Residential mortgage growth primarily consisted of originations of adjustable-rate residential mortgages. Total commercial loans grew at an annualized rate of 11%. This growth was primarily due to originations, as credit line usage remained consistent at 55%. The commercial loan pipeline was a comparatively high $38 million at quarter-end. Commercial loan originations totaled $29 million for the quarter, of which about 32% was from the Eastern New York market. Total consumer loans increased by 4% from year-end 2004, and average FICO scores continued to increase, reaching 708 by the end of the quarter.

Asset Quality.    Asset quality indicators remained favorable. Non-performing loans were $1.4 million, or 0.16% of total loans, at quarter-end. Net loan charge-offs totaled $185,000, or 0.08% of total average loans on an annualized basis. This decreased from $367,000 in the first quarter of 2004 due to lower automobile loan charge-offs. Delinquencies were 0.28% of total loans. The allowance for loan losses totaled $9.6 million, representing 1.13% of total loans at quarter-end, which ratio was unchanged from year-end 2004. At quarter-end, the allowance measured 704% of total non-performing loans. Impaired loans totaled $3.7 million at March 31, 2005, including a $2.1 million commercial relationship which was current at quarter-end, but which was designated as impaired during the quarter. Specific reserves for impaired loans totaled $735,000 at March 31, 2005.

Investment Securities.  Investment securities totaled $371 million at quarter-end, decreasing $43 million, or 10%, from year-end 2004. This decrease was primarily due to the sale of $29 million of loans, which had been securitized in the prior fifteen months in order to provide liquidity to help fund loan growth. The average yield on these securitized loans sold was 5 1/8%. The remaining $14 million decrease was due to amortization and cash flow. More than half of cash flows from the decrease in securities was used to fund loan growth. The decrease in securities was an element of the Bank’s strategy to de-emphasize balance sheet leverage prior to the anticipated deleveraging of Woronoco’s balance sheet in accordance with previously announced plans. The securities portfolio was reduced to 29% of total assets as of March 31, 2005 compared to 32% of total assets at December 31, 2004.

Deposits and Borrowings.  Deposits totaled $847 million at quarter-end, and were essentially flat compared to year-end 2004. A $9 million decrease in NOW account deposits was offset by a $7 million increase in certificates of deposit. The decrease in NOW account deposits was primarily in public funds, which fluctuate based on government spending. Certificate of deposit demand has increased as interest rates have risen. Excluding NOW accounts, total growth in interest bearing deposit balances measured 7% on an annualized basis in the first quarter. Borrowings were reduced by 4% to $314 million during the quarter, due to less attractive rates. Borrowings were reduced to 24% of total assets as of March 31, 2005 compared to 25% at December 31, 2004.

Equity.   Tangible book value per share was $20.77 at quarter-end, compared to $21.19 at year-end 2004. Despite the contribution from record earnings, stockholders’ equity decreased by $3 million to $128 million due to a $4 million decrease in net unrealized securities gains included in accumulated other comprehensive income, and a $3 million net increase in treasury stock due to share purchases during the quarter. Share repurchases totaled 99,058 shares at an average price of $35.88. Also, 7,500 shares were tendered in a constructive exchange at $36.60. The ratio of stockholders’ equity to total assets measured 9.92% at quarter-end, compared to 10.06% at the prior year-end.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net Income.   First quarter 2005 net income was $3.25 million, an increased of $629,000, or 24%, compared to the first quarter of 2004. The return on average stockholders’ equity increased to 9.9% in the first quarter of 2005, compared to 8.4% in the prior quarter of 2004. The return on average assets increased to 1.00% from 0.84% for the same periods. The efficiency ratio measured 59.8% in the most recent quarter compared to 63.5%, for the same period in 2004. The improvements generally reflect higher service fee income and controlled expense growth, along with the benefit of sale gains on investment securities and securitized loans.

Net Interest Income.  Net interest income was $10.0 million in the first quarter of 2005, a decrease of $134,000 from the first quarter of 2004. Average earning assets increased by 5% compared to the first quarter of 2004. The fully taxable equivalent net interest margin measured 3.34% in the most recent quarter, declining from 3.51% in the first quarter of 2004. While the first quarter fully taxable equivalent net interest spread decreased by 0.24% from year to year, the decline in the net interest margin was a smaller 0.17% primarily due to the benefit of 10% growth in average non-interest bearing demand deposits and 6% growth in average stockholders’ equity due to retained earnings. The decrease in the spread primarily reflects the impact of a flattening yield curve, higher average borrowings, and the Bank’s increased emphasis on lower yielding shorter duration earning assets to better position the Bank for potential future increases in interest rates. Although interest rates increased in the most recent quarter, net interest income decreased from $10.2 million in the fourth quarter of 2004. The positive sensitivity of the Bank’s interest rate profile was more than offset by continued flattening of the yield curve and higher average borrowings.

Provision for Loan Losses.  The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The $493,000 provision for loan losses in the most recent quarter increased by $143,000 compared to the first quarter of 2004. The increase included the impact of loan growth. The provision exceeded net loan charge-offs of $185,000 in the most recent quarter.

Non-Interest Income.  Non-interest income was $2.74 million in the first quarter of 2005, increasing by $869,000, or 46%, compared to the first quarter of 2004. This increase was primarily due to higher gains on the sale of securities and securitized loans. Additionally, total service fee income increased by $262,000, or 21%, compared to the first quarter of 2004.

Gains on the sale of securities totaled $429,000 in the first quarter of 2005, compared to $325,000 in the first quarter of 2004. For these same periods, gains on the sale of loans and securitized loans totaled $588,000 for the first quarter of 2005, compared to $90,000 for the first quarter of 2004. The securities gains were due to the sale of equity securities with a $70,000 cost basis. The gains on securitized loans were due to the aforementioned sale of $29 million in securitized loans.

Service fees benefited from growth in wealth management service fees, the introduction of an overdraft protection program, and higher loan service fee income. First quarter wealth management service fee income increased by $75,000, or 12%, from year to year. A total of $27 million in new assets under management were added in the most recent quarter, representing a 30% annualized rate of new business generation. First quarter customer service fees increased by $92,000, or 18%, from year to year. Higher overdraft and card fee income offset a decline in deposit service charges, which was due primarily to the impact of higher interest rates on commercial deposit earnings credits. First quarter loan service fee income increased by $95,000, or 120%, primarily due to higher commercial fees.

Non-Interest Expense.  Non-interest expense was $7.54 million in the first quarter of 2005, a decrease of $26,000 compared to the first quarter of 2004. Increases in occupancy and total other expenses measured $279,000 for the these periods. This growth was due to new offices opened or acquired last year and volume-related general costs and equipment costs related to new technology. Salaries and benefits decreased by $268,000, or 6% from the prior year first quarter, including lower variable compensation and reductions in certain retirement expenses. During the most recent quarter, the Company recorded approximately $150,000 in expenses related to the core systems conversion, including $105,000 in training and $45,000 in related equipment, meetings, and travel. Additionally, about $65,000 in temporary costs were recorded, including legal feels for branch expansion, and audit and consultant fees related to internal controls and related documentation including initial implementation costs for Sarbanes-Oxley compliance.

Income Tax Expense and Discontinued Operations.  The effective income tax rate improved to 31.4% in the most recent quarter, compared to 32.1% in the first quarter of 2004. This improvement primarily reflects a lower effective state income tax rate on bank operations. For the first quarter of 2004, results also included a $176,000 after-tax loss on discontinued operations of EastPoint Technologies, LLC, which was sold in June 2004.

Comprehensive Income.  Comprehensive income includes changes in accumulated other comprehensive income, which consist of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale. The Company recorded a $641,000 comprehensive loss in the first quarter of 2005, compared to comprehensive income of $4.46 million in the same quarter of 2004. The after-tax unrealized gain in the securities portfolio declined by $3.89 million in the most recent quarter, compared to a gain of $1.83 million in the prior year period. The decline in 2005 reflected lower bond prices due to interest rate increases, together with the impact of realized gains on the sale of securities, including securitized loans.

Liquidity and Cash Flows

                Berkshire Bank’s primary use of funds in the most recent quarter from investing activities was the origination and purchase of loans and activity in its securities portfolio. The primary source of funds from financing activities was deposit growth. Securities available for sale and borrowings provide additional liquidity sources. Berkshire Hills’ primary routine source of funds is dividends from subsidiaries and its primary routine use of funds is dividends to shareholders and treasury stock purchases. Berkshire Hills also receives cash from the exercise of stock options. This discussion of liquidity does not include considerations related to the pending merger agreement with Woronoco Bancorp, Inc. A preliminary registration statement, subject to subsequent changes, was filed with the SEC on February 3, 2005. This statement discusses the offering of additional shares of the Company’s common stock in conjunction with the merger agreement. Additional discussion about the Company’s liquidity is contained in the Company’s 2004 Annual Report filed on Form 10K in Item 7.

Capital Resources

                Please see the “Equity” section of the Comparison of Financial Condition for a discussion of Stockholders’ Equity. At March 31, 2005, both Berkshire Hills and Berkshire Bank continued to be capitalized in accordance with the “well capitalized” regulatory classification. Additional information about capital resources is contained in Note 7 to the Consolidated Financial Statements. This discussion of capital resources does not include considerations related to the pending merger agreement with Woronoco Bancorp, Inc. A preliminary registration statement, subject to subsequent changes, was filed with the SEC on February 3, 2005. This statement discusses the offering of additional shares of the Company’s common stock in conjunction with the merger agreement.

Off-Balance Sheet Arrangements

                In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Form 10-K for the year. For the three months ended March 31, 2005, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flow.

ITEM 3.           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

                Please see the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk. There were no significant changes in the model or model assumptions during the most recent quarter.

                The most significant assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity in an upward change environment will be a percentage of the market interest rate change as follows: Now accounts 25%, money market accounts - ranging between 50 and 75% depending on the type, and savings accounts 50%. In a downward environment, it is assumed that deposit rate changes will be 100% of the interest rate change, subject to assumed market floors for each type of account.

                The following table sets forth, as of March 31, 2005 and December 31, 2004, estimated net interest income and the estimated changes in the Company’s net interest income for the next twelve-month period, which may result in instantaneous increases or decreases in market interest rates of 100 and 200 basis points.

Increase/(decrease) in market interest rates in basis points (rate shock)	At March 31, 2005			At December 31, 2004

	Amount	Dollar Change	Percent change	Amount	Dollar Change	Percent change

(Dollars in thousands)
200	$40,905	$1,230	3.1%	$41,376	$1,015	2.5%
100	39,985	310	0.8	40,661	300	0.7
Static	39,675	—	—	40,361	—	—
(100)	40,269	594	1.5	40,413	52	0.1
(200)	36,647	(3,028)	(7.6)	36,452	(3,908)	(9.7)

                The table shows that there has been a modest increase in the sensitivity of net interest income to interest changes in all modeled environments, except for a decrease of 200 basis points, in which case there has been a modest decrease in sensitivity.

                The Bank’s net interest income is expected to increase in the event of upward rate shocks and also in the event of a 100 basis point downward shock. The increase in sensitivity in the case of upward rate shocks partially reflects changes in the asset mix resulting from the sale of $29 million of fixed rate securitized mortgages, and growth in loans which have shorter interest rate durations. Commercial loan originations have been focused on new loans with repricing intervals of 3 years of less. Of the $29 million of commercial originations in the first quarter, 76% reprice or mature in a year or less. Additionally, growth has also been recorded in variable rate residential mortgages, in automobile loans, which a duration of about two years, and home equity line loans which vary with the prime interest rate.

                On the liability side, a reduction in short term borrowings and an increase in certificates of deposit helped reduce the sensitivity of liabilities. With assets becoming more sensitive and liabilities becoming less sensitive, the net result was a modest increase in the sensitivity of net interest income to rate increases. Based on widespread expectations of future interest rate increases, the model indicates that net interest income may benefit from future rate increases, assuming that all other factors remain equal.

                Net interest income is also expected to improve in the event of a 100 basis point decrease in interest rates. This is due to the assumed sensitivity of deposit accounts. The sensitivity increased in the first quarter because market interest rates had risen, providing more cushion above assumed market floors. In the event of a 200 basis point downward interest rate shock, the Bank’s net interest income is more sensitive than in the other scenarios, and is modeled to decrease by 7.6%. This primarily reflects the accelerated potential prepayments of loans and securities in a very low rate environment. The decrease in this downward income sensitivity since year-end 2004 is primarily due to the impact of market rates and floors noted above, together with the sale of the securitized mortgages, which had a higher prepayment sensitivity.

                For the Bank, market risk also includes price risk, primarily security price risk. The securities portfolio had unrealized gains before taxes of $345,000 at March 31, 2005. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshire Hills’ stockholders’ equity. Since December 31, 2004, this component has decreased by $3.9 million. This change is primarily due to unrealized losses on pass through mortgage backed securities because of higher interest rates at March 31, 2005. It also reflects gains recorded on the sale of securities and securitized loans, which decreased the net unrealized gains remaining in the portfolio. It is not possible to predict with complete accuracy the direction and magnitude of market value changes in the securities portfolio. Unfavorable market conditions or other factors could cause price declines in the securities portfolio. The Bank is gradually reducing its exposure to equity securities to reduce the price risk in this sector. The equity portfolio had a $6.8 million net unrealized gain at quarter-end.

ITEM 4.             CONTROLS AND PROCEDURES

                The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

                There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule13a-15 that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

                The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs

January 1-
January 31, 2005	—	$—	—	111,955

February 1-
February 28, 2005	86,058	$36.05	86,058	25,897

March 1-
March 31, 2005	13,000	$34.74	13,000	12,897

Total	99,058	$35.88	99,058	12,897

On June 3, 2004, the Company authorized the purchase of up to 300,000 shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended March 31, 2005. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5.             OTHER INFORMATION

                None.

ITEM 6.             EXHIBITS

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
22

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: May 6, 2005	By:	/s/ Michael P. Daly

Michael P. Daly President, Chief Executive Officer and Director (principal executive officer)

Dated: May 6, 2005	By:	/s/ Wayne F. Patenaude

Wayne F. Patenaude Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
23