Form 10-Q
period 2005-06-30
BERKSHIRE HILLS BANCORP INC
filed 2005-08-09
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-15781

                          BERKSHIRE HILLS BANCORP, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                   04-3510455
-------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer
                                                                  Identification No.)

24 North Street, Pittsfield, Massachusetts                                      01201
-------------------------------------------------------------------------------------
(Address of principal executive offices)                                   (Zip Code)

                                 (413) 443-5601
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
      --------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

      The Registrant had 8,599,994 shares of common stock, par value $0.01 per share, outstanding as of August 2, 2005.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                          Page
                                                                          ----

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of                              1
            June 30, 2005 and December 31, 2004

            Consolidated Statements of Operations for the Three and        2
            Six Months Ended June 30, 2005 and 2004

            Consolidated Statements of Changes in Stockholders' Equity     3
            for the Six Months Ended June 30, 2005 and 2004

            Consolidated Statements of Cash Flows for the                  4
            Six Months Ended June 30, 2005 and 2004

            Notes to Consolidated Financial Statements                     6

Item 2.     Management's Discussion and Analysis of Financial             14
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk    24

Item 4.     Controls and Procedures                                       25

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds   26

Item 3.     Defaults Upon Senior Securities                               26

Item 4.     Submission of Matters to a Vote of Security Holders           27

Item 5.     Other Information                                             27

Item 6.     Exhibits                                                      27

Signatures                                                                28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.
------------------------------------------

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                                                              June 30,      December 31,
                                                                                2005            2004
                                                                             -----------    ------------
                                                                                   (In thousands)
Assets
Cash and due from banks                                                      $    42,665    $    15,237
Short-term investments                                                               329          2,665
                                                                             -----------    -----------
          Total cash and cash equivalents                                         42,994         17,902

Securities available-for-sale, at fair value                                     415,172        384,421
Securities held-to-maturity, at amortized cost                                    27,474         29,942
Loans held for sale                                                                1,838          1,053

Total loans                                                                    1,415,840        828,179
Less:  Allowance for loan losses                                                 (13,044)        (9,337)
                                                                             -----------    -----------
         Net loans                                                             1,402,796        818,842

Premises and equipment, net                                                       25,461         14,780
Accrued interest receivable                                                        8,073          5,472
Goodwill                                                                          89,605          6,782
Intangible assets                                                                 12,562            472
Bank owned life insurance                                                         18,603         18,200
Cash surrender value - other life insurance                                       11,939          5,704
Other assets                                                                      10,076          6,545
                                                                             -----------    -----------
          Total assets                                                       $ 2,066,593    $ 1,310,115
                                                                             ===========    ===========

Liabilities and stockholders' equity
Deposits                                                                     $ 1,305,599    $   845,789
Borrowings                                                                       504,390        327,926
Accrued expenses and other liabilities                                            12,107          4,664
                                                                             -----------    -----------
               Total liabilities                                               1,822,096      1,178,379

Commitments and contingencies (Note 8)
Stockholders' equity:
    Preferred stock ($.01 par value; 1,000,000 shares
        authorized; none issued or outstanding)                                       --             --
    Common stock ($.01 par value; 26,000,000 shares authorized;
        10,602,553 shares issued at June 30, 2005 and 7,673,761 at
        December 31, 2004;  shares outstanding: 8,593,894 at June 30, 2005
        and 5,873,563 at December 31, 2004)                                          106             77
    Additional paid-in capital                                                   198,739         77,588
    Unearned compensation                                                         (2,141)        (7,414)
    Retained earnings                                                             92,262         94,996
    Accumulated other comprehensive income                                         2,060          4,214
    Treasury stock, at cost (2,008,659 shares at June 30, 2005 and
        1,800,198 at December 31, 2004)                                          (46,529)       (37,725)
                                                                             -----------    -----------
               Total stockholders' equity                                        244,497        131,736
                                                                             -----------    -----------
               Total liabilities and stockholders' equity                    $ 2,066,593    $ 1,310,115
                                                                             ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                 2005        2004        2005        2004
                                                               --------    --------    --------    --------
                                                                  (In thousands, except per share data)
Interest and dividend income
    Loans                                                      $ 15,226    $ 10,377    $ 27,142    $ 21,116
    Debt securities, taxable                                      3,380       3,812       6,770       7,422
    Debt securities, tax-exempt                                     363         336         758         564
    Equity securities dividends                                     357         211         682         608
    Short-term investments                                           22           1          38          17
                                                               --------    --------    --------    --------
               Total interest and dividend income                19,348      14,737      35,390      29,727
                                                               --------    --------    --------    --------
Interest expense
    Deposits                                                      4,318       3,026       7,691       6,112
    Borrowings                                                    3,522       1,959       6,159       3,699
                                                               --------    --------    --------    --------
               Total interest expense                             7,840       4,985      13,850       9,811
                                                               --------    --------    --------    --------
Net interest income                                              11,508       9,752      21,540      19,916
Provision for loan losses                                           300         425         793         775
                                                               --------    --------    --------    --------
Net interest income, after provision for loan losses             11,208       9,327      20,747      19,141
                                                               --------    --------    --------    --------
Non-interest income
    Customer service fees                                         1,033         634       1,648       1,158
    Wealth management service fees                                  838         699       1,540       1,326
    Loan service fees                                               198         103         372         182
    Increase in cash surrender value of life insurance              200         144         403         351
    Gain on sales and dispositions of securities, net             1,388         377       1,817         702
    Gain/(loss) on sale of loans and securitized loans, net         162          (6)        751          84
    Other non-interest income                                        97          14         125          37
                                                               --------    --------    --------    --------
               Total non-interest income                          3,916       1,965       6,656       3,840
                                                               --------    --------    --------    --------
Non-interest expense
    Salaries and employee benefits                                4,485       3,890       8,820       8,493
    Termination of Employee Stock Ownership Plan                  8,667          --       8,667          --
    Occupancy and equipment                                       1,212         975       2,352       2,034
    Marketing and advertising                                       200         270         361         427
    Data processing                                                 454         331         801         725
    Professional services                                           363         357         838         785
    Foreclosed real estate and repossessed assets, net              218         171         312         254
    Merger and conversion expense                                   963          --         963          --
    Other non-interest expense                                    1,499         939       2,484       1,779
                                                               --------    --------    --------    --------
               Total non-interest expense                        18,061       6,933      25,598      14,497
                                                               --------    --------    --------    --------
(Loss) income from continuing operations before income taxes     (2,937)      4,359       1,805       8,484
Provision for income taxes                                        1,671       1,402       3,161       2,728
                                                               --------    --------    --------    --------
(Loss) income from continuing operations                         (4,608)      2,957      (1,356)      5,756
Loss from discontinued operations                                    --        (386)         --        (653)
Income tax benefit                                                   --        (131)         --        (222)
                                                               --------    --------    --------    --------
Net loss from discontinued operations                                --        (255)         --        (431)
                                                               --------    --------    --------    --------
Net (loss) income                                              $ (4,608)   $  2,702    $ (1,356)   $  5,325
                                                               ========    ========    ========    ========

(Loss) earnings per share
    Basic                                                      $  (0.74)   $   0.51    $  (0.23)   $   1.01
    Diluted                                                    $  (0.74)   $   0.47    $  (0.23)   $   0.93

Weighted average shares outstanding
    Basic                                                         6,257       5,292       5,782       5,291
    Diluted                                                       6,257       5,725       5,782       5,742

     See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                    Unaudited

                                                                                               Accumulated
                                                        Additional                                other
                                              Common      paid-in     Unearned     Retained   comprehensive   Treasury
                                              stock       capital   compensation   earnings       income        stock       Total
                                             --------   ----------  ------------   ---------  -------------   ---------    --------
                                                                                (In thousands)
Balance at December 31, 2004                 $     77    $  77,588    $  (7,414)   $  94,996     $   4,214    $ (37,725)   $131,736
                                                                                                                           --------

Comprehensive loss:
    Net loss                                       --           --           --       (1,356)           --           --      (1,356)
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustments
        and tax effects                            --           --           --           --        (2,146)          --      (2,146)
    Net loss on derivative instruments             --           --           --           --            (8)          --          (8)
                                                                                                                           --------
             Total comprehensive loss                                                                                        (3,510)
                                                                                                                           --------

Cash dividends declared ($0.24 per share)          --           --           --       (1,304)           --           --      (1,304)
Acquisition of Woronoco Bancorp, Inc.              29      111,886           --           --            --           --     111,915
Termination of Employee Stock
      Ownership Plan                               --        8,459        5,105           --            --           --      13,564
Treasury stock purchased/transferred               --           --           --           --            --      (10,382)    (10,382)

Exercise of stock options                          --           --           --          (74)           --          988         914
Reissuance of treasury stock-other                 --          315                                                  590         905
Tax benefit from stock compensation                --          279           --           --            --           --         279

Change in unearned compensation                    --          212          168           --            --           --         380
                                             --------    ---------    ---------    ---------     ---------    ---------    --------

Balance at June 30, 2005                     $    106    $ 198,739    $  (2,141)   $  92,262     $   2,060    $ (46,529)   $244,497
                                             ========    =========    =========    =========     =========    =========    ========

Balance at December 31, 2003                 $     77    $  75,764    $  (8,507)   $  86,276     $   5,559    $ (35,994)   $123,175
                                                                                                                           --------

Comprehensive income:
    Net income                                     --           --           --        5,325            --           --       5,325
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustments
        and tax effects                            --           --           --           --        (4,479)          --      (4,479)
                                                                                                                           --------
             Total comprehensive income            --           --           --           --            --           --         846
                                                                                                                           --------

Reversals from discontinued operations             --          142           --         (142)           --           --          --
Cash dividends declared ($0.24 per share)          --           --           --       (1,314)           --           --      (1,314)

Treasury stock purchased                           --           --           --           --            --       (2,666)     (2,666)
Treasury stock released                            --          358           --           --            --          238         596

Exercise of stock options                          --           --           --          (31)           --          536         505
Change in unearned compensation - MRP              --          219           19           --            --           --         238
Change in unearned compensation - ESOP             --          438          237           --            --           --         675
                                             --------    ---------    ---------    ---------     ---------    ---------    --------

Balance at June 30, 2004                     $     77    $  76,921    $  (8,251)   $  90,114     $   1,080    $ (37,886)   $122,055
                                             ========    =========    =========    =========     =========    =========    ========

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             ----------------------
                                                                                2005         2004
                                                                             ---------    ---------
                                                                                 (In thousands)
Cash flows from operating activities:
  Continuing operations:
    Net (loss) income                                                        $  (1,356)   $   5,756
    Adjustments to reconcile net (loss) income to net cash
        provided by continuing operating activities:
            Provision for loan losses                                              793          775
            Net amortization of securities                                         535          811
            Depreciation and amortization expense                                  914          824
            Management awards plan expense                                         688          620
            Employee stock ownership plan expense                                  334          675
            Termination of Employee Stock Ownership Plan (ESOP)                  8,667           --
            ESOP loan prepayment                                                  (900)          --
            Increase in cash surrender value of bank owned life insurance         (403)        (191)
            Gain on sales and dispositions of securities, net                   (2,568)        (702)
            Gain on sale of loans, net                                              --          (84)
            Deferred income tax benefit, net                                        93           69
            Net increase in loans held for sale                                   (785)          --
                Net change in accrued interest receivable and other assets       1,674        3,452
                Net change in accrued expenses and other liabilities             1,229         (577)
                                                                             ---------    ---------
                      Net cash provided by continuing operating activities       8,915       11,428
                                                                             ---------    ---------

  Discontinued operations:
    Net loss                                                                        --         (653)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
            Depreciation and amortization expense                                   --          188
            Amortization of other intangibles                                       --           94
            Minority interest                                                       --         (381)
                                                                             ---------    ---------
                      Net cash used by discontinued operations                      --         (752)
                                                                             ---------    ---------

                      Total net cash provided by operating activities:           8,915       10,676
                                                                             ---------    ---------

Cash flows from investing activities:
  Continuing operations:
    Activity in available-for-sale securities:
        Sales                                                                  122,755        3,781
        Maturities                                                               2,677       21,444
        Principal payments                                                      35,875       29,092
        Purchases                                                              (15,498)    (147,012)
    Activity in held-to-maturity securities:
        Maturities                                                              14,017        8,313
        Principal payments                                                       1,633        7,265
        Purchases                                                               (8,633)      (6,405)
    Purchase of FHLB stock                                                        (595)      (3,975)

                                   (continued)

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (concluded)
                                    Unaudited

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                   2005         2004
                                                                                 ---------    ---------
                                                                                     (In thousands)
    Acquisition of Woronoco Bancorp, Inc.,
        net of cash acquired                                                     $ (21,316)   $      --
    Loan originations and purchases, net of
        principal payments                                                         (58,404)     (55,300)
    Proceeds from sales of loans                                                        --       51,725
    Additions to premises and equipment                                             (1,838)      (2,068)
                                                                                 ---------    ---------
                   Net cash provided (used) by continuing investing activities      70,673      (93,140)
                                                                                 ---------    ---------

  Discontinued operations:
    Additions to premises and equipment                                                 --          (76)
    Proceeds from sale of interest in discontinued operations                           --        1,966
    Proceeds from sale of equipment                                                     --          621
                                                                                 ---------    ---------
                   Net cash provided by discontinued investing activities               --        2,511
                                                                                 ---------    ---------

                   Total net cash provided (used) by investing operations:          70,673      (90,629)
                                                                                 ---------    ---------

Cash flows from financing activities:
    Net increase in deposits                                                        17,279       17,159
    Proceeds from Federal Home Loan Bank advances                                  387,512      184,000
    Repayments of Federal Home Loan Bank advances                                 (454,317)    (113,743)
    Decrease in loans sold with recourse                                                --         (282)
    Treasury stock purchased                                                        (5,485)      (2,666)
    Proceeds from reissuance of treasury stock                                       1,819          505
    Cash dividends paid                                                             (1,304)      (1,314)
                                                                                 ---------    ---------
                  Net cash (used) provided by financing activities                 (54,496)      83,659
                                                                                 ---------    ---------

Net change in cash and cash equivalents                                             25,092        3,706

Cash and cash equivalents at beginning of period                                    17,902       17,442
                                                                                 ---------    ---------

Cash and cash equivalents at end of period                                       $  42,994    $  21,148
                                                                                 =========    =========

Supplemental cash flow information:
    Interest paid on deposits                                                    $   7,023    $   6,101
    Interest paid on borrowed funds                                                  5,503        3,587
    Income taxes paid, net                                                           2,952          887
    Non-cash transfer of shares to treasury to pay-off ESOP loan                     4,897           --
    Fair value of non-cash assets acquired                                         825,715           --
    Fair value of liabilities assumed                                              700,423           --
    Fair value of common stock issued                                              108,394           --

See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (Unaudited)

1.    BASIS OF PRESENTATION
---------------------------

      The accompanying unaudited consolidated interim financial statements set forth the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries, including its principal wholly-owned subsidiary, Berkshire Bank (the "Bank"). The consolidated interim financial statements and notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the year as a whole. The consolidated interim financial statements herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2004.

      The preparation of the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the consolidated interim financial statements and the reported amounts of revenues and expenses for the periods presented. The actual results of the Company could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, goodwill and tax estimates.

      On June 1, 2005, the Company acquired all of the outstanding common stock of Woronoco Bancorp, Inc. ("Woronoco"), including its principal wholly-owned subsidiary, Woronoco Savings Bank (see Note 2). Immediately after the completion of the acquisition, Woronoco Savings Bank was merged into the Bank.

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

      Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans or residential mortgage loans for impairment disclosures.

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

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                              --------------------   --------------------
                                                2005        2004       2005        2004
                                              --------    --------   --------    --------
                                               (In thousands, except per share amounts)
Net (loss) income as reported                 $ (4,608)   $  2,702   $ (1,356)   $  5,325
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects        108         133        217         266
                                              --------    --------   --------    --------

Pro forma net (loss) income                   $ (4,716)   $  2,569   $ (1,573)   $  5,059
                                              ========    ========   ========    ========

(Loss) earnings per share
Basic - as reported                           $  (0.74)   $   0.51   $  (0.23)   $   1.01
Basic - pro forma                             $  (0.75)   $   0.49   $  (0.27)   $   0.96

Diluted - as reported                         $  (0.74)   $   0.47   $  (0.23)   $   0.93
Diluted - pro forma                           $  (0.75)   $   0.45   $  (0.27)   $   0.88

Earnings Per Common Share

      Basic earnings per share is determined by dividing net income by the average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less treasury stock repurchased, unallocated shares of the Company's Employee Stock Ownership Plan, and unallocated shares of stock awards granted under the Company's stock-based compensation plans. This number is computed daily and averaged for the period.

      Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all options granted under the Company's stock-based compensation plans were exercised.

The average number of net outstanding common shares used for the basic computation is increased by the unallocated shares of stock awards under the Company's stock-based compensation plans and by the additional diluted shares calculated by the Treasury Stock method. For a period in which the result of operations is a net loss, no dilutive share impact is calculated, and average diluted shares equals average basic shares.

(Loss) income per common share has been computed based upon the following:

                                                                  Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                                 ----------------------    ----------------------
                                                                    2005         2004         2005         2004
                                                                 ---------    ---------    ---------    ---------
                                                                      (In thousands, except per share amounts)
Net (loss) income                                                $  (4,608)   $   2,702    $  (1,356)   $   5,325
                                                                 =========    =========    =========    =========

Average number of common shares outstanding                          6,796        5,904        6,330        5,917
Less: average number of unallocated ESOP shares                       (407)        (440)        (408)        (445)
Less: average number of unvested stock award shares                   (132)        (172)        (140)        (181)
                                                                 ---------    ---------    ---------    ---------
Average number of basic shares outstanding                           6,257        5,292        5,782        5,291
Plus: average number of unvested stock award shares                     --          172           --          181
Plus: average number of dilutive shares based on stock options          --          261           --          270
                                                                 ---------    ---------    ---------    ---------
Average number of diluted shares outstanding                         6,257        5,725        5,782        5,742
                                                                 =========    =========    =========    =========

Basic earnings per share                                         $   (0.74)   $    0.51    $   (0.23)   $    1.01
Diluted earnings per share                                       $   (0.74)   $    0.47    $   (0.23)   $    0.93

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-based Payment (Revised 2004)" (SFAS 123R), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. SFAS 123R allows the use of valuation models other than the Black-Scholes model prescribed in SFAS 123. Therefore, the pro forma costs of stock option expense estimated in
Note 1 using the Black-Scholes method may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. The Company is still in the process of analyzing the cost of stock options under SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. On March 29, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. The provisions of FAS 123R and SAB 107 do not have an impact on the Company's results of operations at the present time.

      In March 2004, the Emerging Issues Task Force ratified Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. The disclosure, recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. At its June 29, 2005 meeting, the FASB Board issued a final FASB Staff Position (FSB) superceding EITF 03-1. This position will rely on existing authoritative accounting literature for guidance on impairment and other-than temporary impairment.

      Statements of Position ("SOP No. 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life.

      Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practices whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 was effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements. The Company evaluated the loans and debt securities acquired in the acquisition of Woronoco and determined that no material amount of these assets fell within the scope of SOP 03-3.

2.    ACQUISITION OF WORONOCO BANCORP, INC.
------------------------------------------

      On June 1, 2005, the Company acquired all of the outstanding common shares of Woronoco Bancorp, Inc, and its wholly-owned subsidiary Woronoco Savings Bank. Headquartered in Westfield, Massachusetts, Woronoco provided banking and other financial services through ten banking offices in the Pioneer Valley, including Hampden and Hampshire Counties in Western Massachusetts. The merger expanded the Company's footprint to include new areas and provided new opportunities to enhance revenues and operating efficiencies. The acquisition was accounted for under the purchase method of accounting with the results of operations for Woronoco included in the Company's results beginning June 1, 2005. Under the purchase method of accounting, the assets and liabilities of the former Woronoco were recorded at their respective fair values as of June 1, 2005.

      The Company purchased 25% of Woronoco's common shares for cash, at $36 per share. The Company purchased 75% of Woronoco's common shares for stock, in a one-for-one exchange valued at $37.01 per share (the share value was based on the average closing share price for the five-day period around the date of the announcement of the acquisition). The Company also converted Woronoco's outstanding stock options into options to purchase an equal number of shares of Berkshire stock. The calculation of the purchase price is as follows:

                     (In thousands, except share data)
    ---------------------------------------------------------------------
    Total shares of Berkshire common stock issued    2,928,792
    Purchase price per Berkshire common share      $     37.01
                                                   -----------

    Value of Berkshire common stock issued                      $ 108,394
    Cash paid for Woronoco stock                                   35,146
    Estimated fair value of stock options                           3,521
                                                                ---------

    Total purchase price                                        $ 147,061
                                                                =========

      The following condensed balance sheet of Woronoco discloses the amounts assigned to each major asset and liability caption at the acquisition date. The allocation of the final purchase price is subject to refinement as the integration process continues and additional information becomes available.

                                                       (In thousands)
                                                       --------------
              Assets
              Cash and cash equivalents                   $ 21,769
              Securities available-for-sale                182,290
              Net loans                                    525,042
              Goodwill                                      82,823
              Intangible assets                             11,982
              Other assets                                  25,862
                                                          --------
                        Total assets                       849,768
                                                          --------

              Liabilities
              Deposits                                     442,673
              Borrowings                                   243,417
              Other liabilities                             16,617
                                                          --------
                             Total liabilities acquired    702,707
                                                          --------

                             Net assets acquired          $147,061
                                                          ========

      The core deposit intangible was estimated at $9,664,000 for the non-maturity deposits, and will be amortized over their estimated useful lives on a straight-line basis. An intangible asset of $2,317,550 was recorded for the value of certain non-competition agreements and will be amortized on a straight-line basis over the three-year lives of these assets. None of the goodwill is expected to be deductible for income tax purposes.

      The results of Woronoco are included in the historical results of the Company beginning on June 1, 2005. The following table presents unaudited pro forma information as if the acquisition of Woronoco had been consummated as of January 1, 2005. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. The pro forma information is theoretical in nature and does not necessarily reflect the results of operations that would have occurred had the Company acquired Woronoco at the beginning of these periods. In particular, revenue enhancements, cost savings and indirect merger and integration costs are not reflected in the pro forma amounts.

      The Company's unaudited pro forma condensed consolidated statements of income for the six months ended June 30, 2005 and 2004, assuming that Woronoco had been acquired as of January 1, 2005 and 2004, respectively, are as follows:

                                       Six Months Ended   Six Months Ended
                                         June 30, 2005     June 30, 2004
                                       ----------------   ----------------
                                      (In thousands, except per share data)

         Net interest income             $     30,805      $     30,715
         Non-interest income                    9,389             6,967
         Net income                               803             7,913

         Basic earnings per share        $       0.10      $       0.96

         Diluted earnings per share      $       0.09      $       0.90

3.    SECURITIES
----------------

      The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, was as follows:

                                                           June 30, 2005
                                                     --------------------------
                                                     Amortized          Fair
                                                        Cost           Value
                                                     ----------      ----------
                                                           (In thousands)
Securities Available-for-Sale
   U.S. Treasury and Agencies                        $    1,078      $    1,075
   Municipal bonds and obligations                       57,052          57,535
   Mortgage-backed securities                           281,784         279,539
   Other debt securities                                 28,641          29,382
                                                     ----------      ----------
              Total debt securities                     368,555         367,531

Marketable equity securities                              4,791           8,881
Nonmarketable equity securities                          38,760          38,760
                                                     ----------      ----------
              Total securities available-for-sale    $  412,106      $  415,172
                                                     ==========      ==========

Securities Held-to-Maturity
   Municipal bonds and obligations                   $    6,018      $    6,018
   Mortgage-backed securities                             7,956           7,901
   Other debt securities                                 13,500          13,500
                                                     ----------      ----------
              Total securities held-to-maturity      $   27,474      $   27,419
                                                     ==========      ==========


                                                         December 31, 2004
                                                     --------------------------

                                                     Amortized          Fair
                                                        Cost           Value
                                                     ----------      ----------
                                                           (In thousands)
Securities Available-for-Sale
   U.S. Treasury and Agencies                        $    1,106      $    1,113
   Municipal bonds and obligations                       19,169          19,172
   Mortgage-backed securities                           323,956         322,585
   Other debt securities                                  9,418           9,429
                                                     ----------      ----------
              Total debt securities                     353,649         352,299

Marketable equity securities                              5,193          13,105
Nonmarketable equity securities                          19,017          19,017
                                                     ----------      ----------
              Total securities available-for-sale    $  377,859      $  384,421
                                                     ==========      ==========

Securities Held-to-Maturity
   Municipal bonds and obligations                   $   11,580      $   11,580
   Mortgage-backed securities                             4,715           4,672
   Other debt securities                                 13,647          13,647
                                                     ----------      ----------
              Total securities held-to-maturity      $   29,942      $   29,899
                                                     ==========      ==========

      Nonmarketable equity securities consist of stock in the Federal Home Loan Bank of Boston and the Savings Bank Life Insurance Company, at cost.

4.    LOANS
-----------

      A summary of balances at June 30, 2005 and December 31, 2004 follows:

                                                           At June 30, 2005         At December 31, 2004
                                                       -----------------------    -----------------------
                                                                     Percent                    Percent
                                                        Balance      of total      Balance      of total
                                                       ----------   ----------    ----------   ----------
                                                                     (Dollars in thousands)
Residential real estate loans:
     Residential one- to four-family                   $  528,884           37%   $  217,159           26%
     Residential land development
           and construction                                38,140            2        18,091            2
                                                       ----------   ----------    ----------   ----------
            Total residential real estate loans           567,024           39       235,250           28
Commercial real estate loans:
     Commercial one-to four-family                         15,987            1        15,964            2
     Commercial land development
           and construction                                39,471            3        20,611            2
     Multi-family                                          51,312            4        16,380            2
     Other commercial real estate                         280,185           20       207,619           25
                                                       ----------   ----------    ----------   ----------
            Total commercial real estate loans            386,955           28       260,574           31

Commercial and industrial loans                           165,548           12       150,879           18

Consumer loans:
     Automobile                                           143,398           10       123,027           15
     Home equity and other loans                          152,915           11        58,449            8
                                                       ----------   ----------    ----------   ----------
            Total consumer loans                          296,313           21       181,476           23
                                                       ----------   ----------    ----------   ----------

Total loans                                            $1,415,840          100%   $  828,179          100%
                                                       ==========   ==========    ==========   ==========

5.    LOAN LOSS ALLOWANCE AND NON-ACCRUAL LOANS
-----------------------------------------------

      An analysis of the allowance for loan losses for the six months ended June 30, 2005 and 2004 follows:

                                                 Six Months Ended
                                       -------------------------------------
                                        June 30, 2005       June 30, 2004
                                       ----------------    -----------------
                                                 (In thousands)

Balance at beginning of period           $      9,337        $      8,969
Provision for loan losses                         793                 775
Allowance attributed to acquired loans          3,321                  --
Loans charged-off                                (719)             (1,018)
Recoveries                                        312                 522
                                         ------------        ------------

Balance at end of period                 $     13,044        $      9,248
                                         ============        ============

The following is a summary of information pertaining to impaired and non-accrual loans at June 30, 2005 and December 31, 2004:

                                                              June 30, 2005       December 31, 2004
                                                            ------------------  ---------------------
                                                                         (In thousands)
Impaired loans with no valuation allowance                      $      1,631         $        787
Impaired loans with a valuation allowance                              2,535                  393
                                                                ------------         ------------
       Total impaired loans                                     $      4,166         $      1,180
                                                                ============         ============

Specific valuation allowance allocated to impaired loans        $        630         $        230
                                                                ============         ============

Total non-accrual loans                                         $      1,592         $      1,152
                                                                ============         ============

Total loans past due ninety days or more and still accruing     $        304         $         65
                                                                ============         ============

6.    DEPOSITS
--------------

      A summary of deposit balances, by type, is as follows:

                                          June 30, 2005           December 31, 2004
                                    ------------------------    ----------------------
                                                   Percent                   Percent
                                      Balance    of deposits     Balance   of deposits
                                    ----------   -----------    ---------  -----------
                                                  (Dollars in thousands)

Demand deposits                     $  162,252            12%   $ 110,129          13%
NOW accounts                           154,197            12      100,709          12
Money market accounts                  225,024            18      156,412          19
Savings accounts                       251,988            19      163,264          19
                                    ----------   -----------    ---------   ---------
  Total core accounts                  793,461            61      530,514          63
Certificates of Deposit - regular      442,271            34      315,275          37
Certificates of Deposit - brokered      69,867             5           --          --
                                    ----------   -----------    ---------   ---------
  Total certificates of deposit        512,138            39      315,275          37
                                    ----------   -----------    ---------   ---------
     Total deposits                 $1,305,599           100%   $ 845,789         100%
                                    ==========   ===========    =========   =========

7.    STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
-------------------------------------------------

      At June 30, 2005, stockholders' equity totaled $244,497,000, or 11.8% of total assets, compared to $131,736,000, or 10.06% of total deposits, at December 31, 2004. The various regulatory capital ratios for the Bank at June 30, 2005 and December 31, 2004 were as follows:

                                                                                                     FDIC Minimums
                                               June 30, 2005            December 31, 2004        to be Well-Capitalized
                                          -----------------------     ----------------------     -----------------------
Total capital to risk-weighted assets:              10.45%                    12.69%                      10.00%

Tier 1 capital to risk-weighted assets:              9.42                     11.31                        6.00

Tier 1 capital to average assets:                    9.38                      8.08                        5.00

      As of June 30, 2005, Berkshire Bank met the conditions to be classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company paid a cash dividend of $0.12 per share on common stock during the three months ended June 30, 2005 and 2004 and the Company paid a cash dividend of $0.24 per share on common stock during the six months ended June 30, 2005 and 2004.

8.    COMMITMENTS
-----------------

      At June 30, 2005, the Bank had outstanding commitments to originate new residential and commercial loans totaling $73,800,000, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $143,000,000 and unadvanced commercial lines, including unadvanced construction loan funds, totaled $104,000,000. The Bank anticipates it will have sufficient funds to meet these commitments. These commitments totaled $320,800,000 at June 30, 2005, compared to a total of $165,523,000 at December 31, 2004. Total commitments increased primarily due to the Woronoco acquisition, as well as, higher loan origination volumes.

      During the first quarter of 2005, the Bank entered into a subscription agreement to purchase $8,000,000 in interests in a to-be-formed limited liability company ("LLC"), which will invest in qualified community development entities for the purpose of funding loans to qualified, active low-income community businesses. The Bank paid $160,000 as an initial subscription amount, which was included in other assets. It is anticipated that the LLC will be formed by the end of 2005. Capital contributions will be payable in 2006 and 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2005 and 2004, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document. This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in the 2004 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.

Forward-Looking Statements
--------------------------

      This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company and the Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company and the Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' and the Bank's market area, changes in real estate market values in the Berkshire Hills' and the Bank's market area, and changes in relevant accounting principles and guidelines. Additionally, on June 1, 2005, the Company completed the acquisition of Woronoco. Risks and uncertainties related to the acquisition include the integration of the data processing system and retention of key personnel; and the ability to realize fully the expected cost savings and revenue enhancements on a timely basis. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General
-------

      Berkshire Hills is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and is the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts with branch offices serving communities throughout Western Massachusetts and Northeastern New York and a representative office in New York. The Bank is committed to operating as an independent super-community bank, delivering exceptional customer service and a broad array of competitively priced retail and commercial products to its customers. The Bank has received regulatory approvals to open a full-service branch in Clifton Park, New York. The Bank has also applied for regulatory approval to open a full-service branch in East Greenbush, New York and to organize a New York institution to be known as Berkshire Municipal Bank, to accept deposits from New York municipalities and other governmental entities. The Bank originates a variety of loan products including real estate loans, commercial loans and consumer loans. It also offers a wide variety of deposit products and other investment products and financial services, including asset management and trust services and municipal finance.

Critical Accounting Policies
----------------------------

      The Company has established various accounting policies, which govern the application of generally accepted accounting principles in the preparation of the financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex subjective decisions or assessment, are as follows. Additional information about the Company's accounting policies is included in
Note 1 of the Consolidated Financial Statements and in the 2004 Annual Report to Shareholders on Form 10-K in Item 1 and Item 8.

Allowance for Loan Losses

      Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.

Income Taxes

      Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation, and evaluation of the timing and recognition of resulting tax liabilities and assets. Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Management must assess the realizability of the deferred tax asset, including the carryforward of a portion of the charitable contribution, and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Intangible Assets

      For acquisitions accounted for under purchase accounting the Company is required to follow SFAS No. 141"Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, goodwill must be regularly evaluated for impairment, in which case we may be required to reduce its carrying value through a charge to earnings. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not have future economic benefit. The valuation techniques used by management to determine the carrying value of tangible and intangible assets acquired in the acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which were used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives could have a material adverse impact on future results of operations.

Impact of New Account Pronouncements
------------------------------------

      Please refer to the note on Recent Accounting Pronouncements in Note 1 to the financial statements of this report for a detailed discussion of new accounting pronouncements.

Recent Developments
-------------------

      o Completed acquisition of Woronoco on June 1, 2005, increasing total assets from $1.3 billion to $2.1 billion.

      o Completed strategic deleveraging, with second quarter loan and security sales totaling $192 million, the proceeds of which were used to reduce total borrowings by the same amount.

      o Completed repurchase program of 300,000 shares of common stock and approved an additional stock purchase program, authorizing the purchase of up to 150,000 shares.

      o Under its repurchase plans, the Company repurchased 50,697 shares of its common stock at an average price of $32.14 per share during the second quarter.

      o     Opened a new full-service office in Albany, New York.

      o Terminated its Employee Stock Ownership Plan. The non-cash charge of $8.67 million recorded on the plan termination had no negative impact on total stockholders' equity because of offsetting credits to unearned compensation and additional paid-in capital.

      o Declared a quarterly cash dividend of $0.14 per share, payable on August 22, 2005 to stockholders of record at the close of business on August 8, 2005. This is an increase of $0.02 per share, or 17%, compared to recent quarters.

      o Issued $15 million of trust preferred securities. The interest rate will adjust quarterly during the 30-year term, based on the 3-month LIBOR plus 1.85%. The initial interest rate is 5.34%.

      o Converted core-banking system, providing branch staff increased access, real-time functionality on all delivery channels and an upgraded platform for continued expansion of the Bank's customer base.

Summary
-------

      Due primarily to the previously announced termination of its Employee Stock Ownership Plan ("ESOP") in June 2005, the Company reported a net loss of $4.61 million, or $0.74 per basic and diluted share, for the second quarter of 2005. This compared to net income of $2.70 million, or $0.47 per diluted share, in the same quarter of 2004. Excluding the $8.38 million after-tax impact of the ESOP termination, second quarter income was $3.77 million, or $0.57 per diluted share, an increase of 21% over per share results for the second quarter of 2004. Adjusted income per share increased less than adjusted total income due to the additional shares issued as part of the Woronoco acquisition. The non-cash charge of $8.67 million recorded on the plan termination in 2005 had no negative impact on total stockholders' equity because the charge to earnings was offset by credits to unearned compensation and additional paid-in capital.

      For the first half of 2005, the Company reported a net loss of $1.36 million, or $0.23 per basic and diluted share, including the $8.67 million charge related to the ESOP termination. For the first half of 2004, the Company's net income totaled $5.33 million, or $0.93 per diluted share. Excluding the ESOP termination charge, income for the first half of 2005 totaled $7.02 million, or $1.14 per diluted share, increasing by 23% over income of $0.93 per diluted share in 2004.

      The Company completed the acquisition of Woronoco on June 1, 2005. Operating results in 2005 included one month's results of the acquired Woronoco operations. In addition to the benefit from the Woronoco acquisition, Berkshire's operating results in 2005 benefited from loan growth, fee income growth, securities gains and compensation expense savings from the termination of the ESOP. The Bank's expansion into New York and other business solicitation outside of Berkshire County contributed to this growth. Improvements were achieved despite the effects of tighter margins resulting from market conditions and the higher utilization of borrowings by Woronoco. Excluding the charges for the ESOP termination and merger and conversion expenses, Berkshire's efficiency ratio improved to the most favorable level in the most recent five quarters.

      The tables on the following pages display Selected Financial Data, and Average Balance Sheets and Interest Rates.

Selected Financial Data (Unaudited)
-----------------------------------

      The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q. Historical data is also based in part on, and should be read in conjunction with, the Company's prior filings with the SEC. Data includes the impact of the acquisition of Woronoco Bancorp, Inc. on June 1, 2005 and the termination of the Employee Stock Ownership Plan on June 30, 2005.

                                                  At or for the Three Months Ended     At or for the Six Months Ended
                                                  ---------------------------------   --------------------------------
                                                   June 30, 2005     June 30, 2004    June 30, 2005     June 30, 2004
                                                  ---------------   ---------------   -------------     --------------
For the Period: (in thousands)
     Net interest income                             $   11,508        $    9,752       $   21,540        $   19,916
     Provision for loan losses                              300               425              793               775
     Non-interest income                                  3,916             1,965            6,656             3,840
     Non-interest expense                                18,061             6,933           25,598            14,497
     Net (loss) income                                   (4,608)            2,702           (1,356)            5,325

Per Share:
     (Loss) earnings - basic                         $    (0.74)       $     0.51       $    (0.23)       $     1.01
     (Loss) earnings - diluted                            (0.74)             0.47            (0.23)             0.93
     Dividends declared                                    0.12              0.12             0.24              0.24
     Book value                                           28.45             20.79            28.45             20.79
     Tangible book value                                  16.56             19.81            16.56             19.81
     Common stock price:
     High                                                 34.90             37.10            37.64             38.61
     Low                                                  30.97             32.69            30.97             32.69
     Close                                                33.32             37.10            33.32             37.10

At Period End:  (in millions)
     Total assets                                    $    2,067        $    1,296       $    2,067        $    1,296
     Total loans                                          1,416               795            1,416               795
     Other earning assets                                   445               446              445               446
     Deposits                                             1,306               847            1,306               847
     Borrowings                                             504               322              504               322
     Shareholders' equity                                   244               122              244               122

Operating Ratios:
     Return on average assets                             (1.19)%            0.84%           (0.20)%            0.84%
     Return on average equity                            (11.26)             8.40            (1.88)             8.40
     Return on average tangible equity                   (14.56)             8.69            (2.23)             8.90
     Net interest margin                                   3.26              3.26             3.30              3.38
     Efficiency ratio                                     59.05             59.93            59.42             61.71
     Equity/total assets                                  11.80              9.42            11.80              9.42
     Tangible equity/tangible assets                       7.25              9.01             7.25              9.01

Loan Related Ratios:
     Net charge-offs/average loans (annualized)            0.08%             0.08%            0.08%             0.14%
     Loan loss allowance/loans                             0.92              1.16             0.92              1.16
     Nonperforming assets/total assets                     0.08              0.25             0.08              0.25

--------------------------------------------------
(1) The efficiency ratio is non-interest expense, divided by the total of fully taxable equivalent net interest income and non-interest income, less security gains. The efficiency ratio also excludes discontinued operations, expense of the termination of the Employee Stock Ownership Plan, and merger and conversion expense. Tax equivalency is based on a 35% effective tax rate. Return, margin and charge-off ratios are annualized.

Average Balance Sheets and Interest Rates - Fully-Taxable Equivalent (FTE)
--------------------------------------------------------------------------

      The following table presents certain information for the periods indicated regarding average daily balances of assets and liabilities, as well as the average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. The yields and rates include fees which are considered adjustments to yields. The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs. The average balance of investment securities is based on amortized cost. Securities income is stated on a fully-taxable equivalent basis, using a 35% tax rate. Average balances include the balances related to the acquisition of Woronoco on June 1, 2005.

                                                     Unaudited                                      Unaudited
                                                Three Months Ended                               Six Months Ended
                                 -------------------------------------------------  ----------------------------------------------
                                      June 30, 2005             June 30, 2004           June 30, 2005          June 30, 2004
                                 -------------------------------------------------  ----------------------------------------------
                                  Average    Yield/Rate      Average   Yield/Rate    Average   Yield/Rate    Average   Yield/Rate
                                  Balance    (FTE basis)     Balance   (FTE basis)   Balance   (FTE basis)   Balance   (FTE basis)
                                 -------------------------------------------------  ----------------------------------------------
                                               (Dollars in thousands)                            (Dollars in thousands)
Earning assets
Loans
  Residential mortgage           $  352,776      5.04%      $  216,164     4.75%    $  296,578     5.07%    $  224,083     4.96%
  Commercial real estate            314,778      6.34          237,727     5.70        295,703     6.15        228,859     5.78
  Commercial                        154,405      6.51          159,241     5.36        147,311     6.47        161,239     5.41
  Automobile                        134,237      5.95          113,671     6.02        129,663     5.91        110,060     6.26
  Other consumer                     91,303      5.75           52,768     4.37         75,076     5.62         51,925     4.40
                                 ----------                 ----------              ----------              ----------
    Total loans                   1,047,499      5.83          779,571     5.32        944,331     5.79        776,166     5.44
Securities                          393,962      4.40          440,583     4.25        395,211     4.41        421,287     4.31
Short-term investments                1,873      2.91            1,031     0.39          1,773     2.80          3,669     0.92
                                 ----------                 ----------              ----------              ----------
    Total earning assets          1,443,334      5.44        1,221,185     4.94      1,341,315     5.38      1,201,122     5.05
Other assets                        120,611                     69,166                  96,868                  69,237
                                 ----------                 ----------              ----------              ----------
    Total assets                 $1,563,945                 $1,290,351              $1,438,183              $1,270,359
                                 ==========                 ==========              ==========              ==========

Funding liabilities
Deposits
  NOW                            $  112,775      0.18       $   97,704     0.09     $  103,842     0.18     $   96,736     0.09
  Money Market                      183,273      1.98          154,254     1.26        171,135     1.82        157,588     1.28
  Savings                           192,250      1.03          167,264     0.76        177,981     1.02        168,982     0.76
  Certificates of deposit           384,443      2.99          322,048     2.73        352,241     2.95        320,302     2.77
                                 ----------                 ----------              ----------              ----------
    Total interest bearing
      deposits                      872,741      1.98          741,270     1.63        805,199     1.92        743,608     1.64
Borrowings                          387,208      3.65          310,935     2.52        358,985     3.46        292,495     2.53
                                 ----------                 ----------              ----------              ----------
    Total interest bearing
      liabilities                 1,259,949      2.50        1,052,205     1.90      1,164,184     2.40      1,036,103     1.89
Non-interest-bearing demand
  deposits                          129,700                    102,881                 118,828                 100,423
Other liabilities and minority
  interest                            9,579                      6,596                   6,696                   6,978
                                 ----------                 ----------              ----------              ----------
    Total liabilities             1,399,228                  1,161,682               1,289,708               1,143,504
Stockholders' equity                164,717                    128,669                 148,475                 126,855
                                 ----------                 ----------              ----------              ----------
    Total liabilities and
      equity                     $1,563,945                 $1,290,351              $1,438,183              $1,270,359
                                 ==========                 ==========              ==========              ==========

Interest rate spread                             2.94                      3.04                    2.98                    3.16

Net interest margin                              3.26                      3.26                    3.30                    3.38

Supplementary Data
    Total core deposits             617,998                    522,103                 571,786                 523,729
    Total deposits                1,002,441                    844,151                 924,027                 844,031

Comparison of Financial Condition at June 30, 2005 and December 31, 2004
------------------------------------------------------------------------

Woronoco Acquisition. On June 1, 2005, the Company completed the acquisition of Woronoco. This acquisition is described in Note 2 to the financial statements, and this discussion should be read in conjunction with that note. The Company recorded $847 million in assets and $700 million in liabilities in conjunction with this acquisition, and most categories of assets and liabilities increased primarily due to this event. The financial statements include the operations of Woronoco beginning on June 1, 2005.

Total Assets. Total assets were $2.1 billion at mid-year, up from $1.3 billion at the prior year-end, due primarily to the Woronoco acquisition. As previously announced, a deleveraging plan was also conducted in connection with the acquisition, with second quarter sales of loans and securities totaling $192 million, the proceeds of which were used to reduce borrowings. The Bank's securities portfolio was also reduced by $43 million in the first quarter of 2005, resulting in a total deleveraging of $235 million. Additionally, the Bank sold $46 million in securities in the current quarter to pay $35 million for the acquisition's cash consideration and $11 million for a portion of the deal costs.

Loans. Loans totaled $1.42 billion at mid-year, increasing by $588 million, or 71%, from year-end 2004. Loans acquired from Woronoco totaled $525 million. Excluding $90 million of mortgage loans sold as part of the deleveraging plan, Woronoco's total loans increased in the first five months of the year prior to its acquisition. Net loan originations in Berkshire's markets represented a 16% annualized growth rate in the first half of 2005. Annualized growth in Berkshire's commercial portfolio was 9% in the first half of the year, and all other major loan categories grew at an annualized rate in a range of 16 - 28%. The commercial loan pipeline was a comparatively high $55 million at mid-year, with about half of the pipeline related to the Northeastern New York market, demonstrating the continued growth and penetration being achieved by the Company.

Asset Quality. Asset quality indicators have improved and remain favorable. The loans added through the Woronoco acquisition were primarily concentrated in comparatively low risk residential mortgage and home equity loans. Partially as a result, the ratio of non-performing assets to total assets declined to 0.08%. The allowance for loan losses declined to 0.92% of total loans at June 30, 2005, from 1.13% at December 31, 2004. The ratio of the allowance to non-performing loans measured 819% at mid-year, which was little changed from 811% at year-end 2004. Second quarter net loan charge-offs totaled $222,000, or 0.08% of total average loans on an annualized basis. The allowance for loan losses totaled $13.0 million at mid-year, compared to $9.3 million at year-end 2004, including a $3.3 million allowance related to loans acquired in connection with the Woronoco acquisition.

Investment Securities. Investment securities totaled $443 million at mid-year, increasing by $28 million, or 7%, from year-end 2004. Securities sold by Berkshire in the first half of 2005 totaled $123 million, contributing to the deleveraging program and providing funds used in the Woronoco acquisition. Securities acquired from Woronoco totaled $182 million. The primary impact of the changes resulting from securities transactions was to increase the percentage of the portfolio in municipal and trust preferred securities to 20% of the portfolio at June 30, 2005, compared to 7% at year-end 2004. The net unrealized gain on securities available for sale declined to $3.1 million at mid-year 2005, compared to $6.6 million at year-end 2004, including the impact of $2.6 million in net realized gains on securities and securitized loans during the first six months of 2005. The net unrealized gain remained concentrated in marketable equity securities. The net unrealized gain on total available-for-sale debt securities was 1% of the portfolio at mid-year 2005, compared to a net gain of 2% at year-end 2004. The securities portfolio was reduced to 21% of total assets at June 30, 2005, compared to 32% of total assets at December 31, 2004.

Deposits and Borrowings. Deposits totaled $1.31 billion at mid-year, increasing by $460 million, or 54%, from year-end 2004. Deposits acquired from Woronoco totaled $443 million. During the first five months of the year, Woronoco's deposits decreased by 2.5%, excluding brokered deposits. Most of this decrease was centered in money market account balances. During this time, Woronoco's checking account balances increased by $3 million, or 9%. Excluding deposits acquired from Woronoco, total deposits increased by 4% annualized in the first half of 2005. The Company's emphasis has been on personal and commercial checking accounts, both of which increased at an annualized rate exceeding 20% in the first six months of the year. Included in deposits acquired from Woronoco were brokered deposits totaling $70 million; the Company expects to allow this portfolio to run-off as it matures.

Borrowings totaled $504 million at mid-year, increasing by $176 million, or 54% from year-end 2004, due to $243 million in borrowings acquired with Woronoco, partially offset by the deleveraging program. Additionally, borrowings included subordinated debt related to $15 million of trust preferred securities which Berkshire issued in June to supplement regulatory capital. Total borrowings decreased to 24% of total assets at mid-year 2005, compared to 25% at year-end 2004.

Equity. Stockholders' equity totaled $244 million at mid-year 2005, increasing by $113 million, or 86%, from year-end 2004, primarily due to shares issued for the Woronoco acquisition. Consideration paid for the Woronoco acquisition was based on a ratio of 75% stock and 25% cash. In addition to $35 million in cash consideration, Berkshire issued 2.93 million new shares valued at $108 million. As previously noted, the loss resulting from the ESOP termination had no negative impact on total stockholders' equity because the charge to earnings was offset by credits to unearned compensation and additional paid in capital. These credits also offset the $5 million impact of the transfer of 146,971 shares of treasury stock, which represented full payment of the ESOP loan.

Goodwill increased to $89.6 million and intangible assets increased to $12.6 million due to the Woronoco acquisition. As a result, tangible book value per share was $16.56 at mid-year, compared to $21.19 at year-end 2004. The ratio of stockholders' equity to total assets measured 11.8% at mid-year, compared to 10.1% at the prior year-end, due to the issuance of new common shares and the deleveraging program executed in conjunction with the Woronoco acquisition. The ratio of tangible equity to tangible assets measured 7.2% at June 30, 2005.

Under its repurchase plans, the Company repurchased 50,697 shares of its common stock at an average price of $32.14 per share during the quarter. The Company completed the repurchase of 300,000 shares of its common stock under its sixth repurchase program and announced a seventh stock repurchase program, authorizing the purchase of up to 150,000 shares. Under this program, 112,200 shares remained available for repurchase as of June 30, 2005.

Derivative Instruments. Woronoco used on-balance sheet derivative instruments primarily for asset/liability management. The Company assumed these instruments through the Woronoco acquisition, including a $5 million interest rate swap agreement to hedge variable rate home equity line borrowings and $20 million in outstanding interest rate swaps used to hedge brokered certificates of deposit. These instruments are described more fully in the notes to consolidated financial statements in the SEC Form 10-K filed by Woronoco for the year ended December 31, 2004. There have been no material changes in these arrangements since December 31, 2004.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2005 and 2004
--------------------------------------------------------------------------------

Net Income. The Company reported a net loss of $4.61 million, or $0.74 per basic and diluted share, for the second quarter of 2005. This compared to net income of $2.70 million, or $0.47 per diluted share, in the same quarter of 2004. For the first half of 2005, the Company reported a net loss of $1.36 million, or $0.23 per basic and diluted share. For the first half of 2004, the Company's net income totaled $5.33 million, or $0.93 per diluted share.

Excluding the $8.38 million after-tax impact of the ESOP termination, second quarter income was $3.77 million, or $0.57 per diluted share, an increase of 21% over per share results for the second quarter of 2004. Excluding the ESOP termination, income for the first half of 2005 totaled $7.02 million, or $1.14 per diluted share, increasing 23% over income of $0.93 per diluted share in 2004 on total earnings of $5.33 million for that period.

Due to the loss resulting from the ESOP termination, profitability ratios were negative. Excluding the impact of the ESOP termination, the return on average shareholders' equity measured 9.4% for the first six months of 2005, increasing from 8.40% in the same period of 2004. On this adjusted basis, the return on average assets increased to 0.98% from 0.84% for the same periods, respectively. The improvements generally reflect higher service fee income and controlled expense growth, along with the benefit of sales gains on investment securities and securitized loans. The efficiency ratio also improved, measuring 59.42% compared to 61.71% for the same periods, respectively.

All major categories of income and expense increased in the second quarter, reflecting the inclusion of one month's operations resulting from the Woronoco acquisition on June 1, 2005.

Net Interest Income. Net interest income increased by $1.8 million, or 18%, in the second quarter and by $1.6 million, or 8%, in the first six months of 2005 compared to 2004. Average earning assets increased by 18% and by 12% for the same periods, respectively. Earning asset growth produced the increase in net interest income in the second quarter, with the net interest margin remaining at 3.26%. For the first six months, the net interest margin declined to 3.30% from 3.38%, partially offsetting the benefit to interest income from growth in earning assets.

The increase in average assets was primarily due to the Woronoco acquisition, along with organic loan growth. The growth was in average loans, which increased in all categories except for commercial business loans. The average balance of securities decreased due to the deleveraging program and the sale of securities to provide funds required for the acquisition. Liability growth was split between deposits and borrowings, with increases recorded in all major categories.

Woronoco had a lower net interest margin, reflecting its lower yielding asset mix concentrated in residential mortgages and its higher utilization of higher cost borrowings and time deposits. These factors contributed to the decline in the net interest spread for both the second quarter and first six months of 2005, compared to 2004. However, growth in average demand deposit balances helped to mitigate this decline, and as a result the net interest margin remained flat in the second quarter of 2005 compared to 2004. The Company's net interest margin was an estimated 3.23% in June, reflecting the first month of combined operations with Woronoco.

Berkshire's interest rate risk model indicates that the Company's net interest margin is positively sensitive to increases in interest rates. Net interest income has benefited from regular increases in the prime interest rate over the last year. However, long-term interest rates have not increased in conjunction with the prime interest rate, with the result that there has been a significant flattening of the yield curve. Additionally, deposit pricing margins have moved unfavorably due to market reactions to the increases in interest rates from recent record lows. These factors have contributed to the decrease in the interest rate spread. To counter these effects, the Company has emphasized loan growth and growth of relationship-oriented transaction account balances. The Company has also maintained a focus on lower-yielding shorter duration earning assets to better position the Company for potential future increases in interest rates.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting policy, which is subject to uncertainty. The level of the allowance at mid-year 2005 was discussed in the previous section on Asset Quality in the discussion of financial condition at June 30, 2005. The provision for loan losses has exceeded the modest level of net loan charge-offs in all periods shown in this report, and therefore has contributed to growth in the allowance as the loan portfolio has also grown.

Non-Interest Income. Non-interest income increased by $2.0 million, or 99%, in the second quarter and by $2.8 million, or 73%, in the first six months of 2005, compared to 2004. Non-interest income included $480,000 in revenues from the Woronoco operations contributed in June 2005. Growth in non-interest income has primarily been due to gains on sales of securities and securitized loans, along with the benefit of growth in service fee income.

Total net securities gains increased by $1.0 million in the second quarter and by $1.1 million in the first six months of 2005, compared to 2004. Securities gains have primarily been related to sales of equity securities, as the Company continued to reduce its exposure to potential equity price risk. Gains on the sale of loans and securitized loans increased by $168,000 and by $667,000 for the same periods, respectively. The Company has periodically sold securities which were created through the securitization of residential mortgage loans in 2003 and 2004.

Total service fee income includes fees for customer service, wealth management, and loan services. Total service fee income was $2.07 million for the second quarter of 2005, increasing by $633,000, or 44%, compared to the second quarter of 2004. Total service fee income was $3.56 million in the first half of 2005, an increase of $894,000, or 34%, compared to the same period in 2004. These increases included the $480,000 contribution from Woronoco operations in June. Excluding the Woronoco contribution, the increases measured 11% in the second quarter and 16% for the first half of 2005, compared to 2004. All major components of service fees increased. Customer service fees benefited from growth in the ATM network, new overdraft protection products, and fees associated with transaction account growth. Wealth management fee increases reflected growth in assets under management, which increased at a 13% annualized rate to $382 million at mid-year 2005. The Woronoco acquisition included a property and casualty insurance agency operation, which contributed $142,000 in revenues in June.

Non-Interest Expense. Total non-interest expense increased by $11.1 million in the second quarter and first six months of 2005, compared to 2004. This increase included the $8.7 million charge for the termination of the Employee Stock Ownership Plan. The increase also included $1.0 million in expense related to the Woronoco acquisition and to the conversion of the Company's core banking systems in the second quarter. Excluding these charges, non-interest expense increased by $1.5 million in the second quarter and first half of 2005, compared to 2004, increasing by 22% and 10% for these periods, respectively. This increase included expenses for June operations acquired from Woronoco. The Company benefited from the elimination of approximately $300,000 in compensation costs in the second quarter of 2005, resulting from the termination of the ESOP. Total other non-interest expense increased by $560,000 and $705,000 in the second quarter and first half of 2005, respectively. This increase included $186,000 in amortization of new intangibles related to the Woronoco acquisition. Excluding the ESOP termination and merger and conversion expenses, the ratio of non-interest expense to average assets decreased to 2.16% in the second quarter, which was down from the three trailing quarters and only slightly above 2.15% in the second quarter of 2004.

Income Tax Expense and Discontinued Operations. The ESOP termination resulted in a tax benefit of $288,000. Excluding the impact of the ESOP termination, the effective tax rate in the second quarter was 34.2%, compared to 32.2% in the second quarter of 2004, and the effective tax rate was 32.9% in the first half of 2005, compared to 32.2% in the same period of 2004. The higher effective tax rate reflects a lower percentage income contribution from tax advantaged securities income. Results in 2004 also included net charges of $255,000 in the second quarter and $431,000 in the first six months, representing the after-tax loss on discontinued operations of EastPoint Technologies, LLC, which was sold in June 2004.

Comprehensive Income. Comprehensive income includes changes in accumulated other comprehensive income, which consist of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and net gain/(loss) on derivative instruments. The Company recorded a $3.51 million comprehensive loss in the first half of 2005, compared to a comprehensive gain of $846,000 in the first half of 2004. The after-tax net unrealized gain in the securities portfolio decreased by $2.2 million in the first half of 2005, compared to a decrease of $4.5 million in the first half of 2004. These decreases reflect the impact of realized securities gains and changes in bond prices primarily related to interest rate changes.

Liquidity and Cash Flows
------------------------

      The Company's primary use of funds in the most recent quarter was related to the acquisition of Woronoco, including the reduction of borrowings through deleveraging and the cash paid for the acquisition of the Woronoco common stock and expenditures for the direct cost of the acquisition. The primary source of funds was the sale of investment securities. Securities available for sale and borrowings provide additional liquidity sources. Berkshire Bancorp's primary routine source of funds is dividends from subsidiaries and its primary routine use of funds is dividends to shareholders and treasury stock purchases. Berkshire also receives cash from the exercise of stock options. For the first six months of 2005, the deleveraging program also had a significant impact on cash flows, with proceeds from securities sales used to pay down Federal Home Loan Bank borrowings. These proceeds were also used to fund loan growth during this period. Additional discussion about the Company's liquidity is contained in the Company's 2004 Annual Report on Form 10-K in Item 7.

Capital Resources
-----------------

      Please see the "Equity" section of the Comparison of Financial Condition for a discussion of Stockholders' Equity. At June 30, 2005, Berkshire Bank continued to be classified as "well capitalized". Additional information about capital is contained in Note 7 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
------------------------------

      In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company's financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company's off-balance sheet arrangements is presented in the Company's Form 10-K for the year. For the three months ended June 30, 2005, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flow. The Company acquired certain off-balance sheet arrangements as a result of the acquisition of Woronoco. These included credit related financial instruments and lease commitments which were not materially different from those presented in the Form 10-K filed by Woronoco for the year ended December 31, 2004. Additionally, the Company acquired certain derivative financial instruments which were discussed in the Comparison of Financial Condition section of this report, as well as in the Form 10-K filed by Woronoco for the year ended December 31, 2004.

Contractual Obligations
-----------------------

      Information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2004. There were no material changes in the Company's payments due under contractual obligations during the first half of 2005. The Company acquired certain contractual commitments as a result of the acquisition of Woronoco. These included operating lease obligations which were not materially different from those presented in the Form 10-K filed by Woronoco for the year ended December 31, 2004. Additionally, the Company acquired long-term debt consisting of FHLB advances with an original maturity of greater than one year. Certain advances are callable in 2005 and 2006 at the option of the FHLB. The long-term debt due to the FHLB had been reduced in connection with the deleveraging program implemented in conjunction with the acquisition. The balance of long-term borrowings acquired from Woronoco was $187 million at June 30, 2005. The contractual maturities of these obligations were $65 million for the second half of 2005, $60 million in total for the two years 2006 and 2007, $38 million in total for the two years 2008 and 2009, and $24 million for subsequent years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

      Please see the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk. The Company has incorporated into its model the assets and liabilities purchased from Woronoco during the most recent quarter. Woronoco had a negative one year interest rate gap, with interest sensitive liabilities exceeding interest sensitive assets. Accordingly, projected changes in interest income moved inversely to the direction of interest rate changes. This was the opposite of the Company's projected sensitivity in a rising rate environment. Woronoco also had a higher amount of optionality in its profile, primarily due to the higher concentration of residential mortgages which have prepayment speeds that are more sensitive to interest rate changes. However, the Woronoco acquisition was not expected to have a material impact on the Company's interest rate risk profile, in part due to deleveraging through the sale of longer duration mortgage related assets and the related reduction of borrowings.

      The most significant model assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity in a rising interest rate environment will be a percentage of the market interest rate change as follows: NOW accounts 25%, money market accounts - ranging between 50 and 75% depending on the type, and savings accounts 50%. In a downward rate environment, it is assumed that deposit rate changes will be 100% of the interest rate change, subject to assumed market floors for each type of account.

      The following table sets forth, as of June 30, 2005 and December 31, 2004, estimated net interest income and the estimated changes in the Company's net interest income for the next twelve-month period, which may result from instantaneous increases or decreases in market interest rates of 100 and 200 basis points (rate shocks).

  Increase/(decrease)                    At June 30, 2005                   At December 31, 2004
   in market interest       -------------------------------------    -----------------------------------
 rates in basis points                       Dollar     Percent                    Dollar      Percent
      (rate shock)             Amount        Change      change        Amount       Change      change
-------------------------   -----------   -----------  ----------    ----------   ----------  ----------
  (Dollars in thousands)
          200                 $ 60,990      $    403         0.7%     $ 41,376      $ 1,015         2.5%
          100                   61,323           736         1.2        40,661          300         0.7
         Static                 60,587            --          --        40,361           --          --
         (100)                  60,850           263         0.4        40,413           52         0.1
         (200)                  55,786        (4,801)       (7.9)       36,452       (3,909)       (9.7)

      The table shows that there has been a modest decrease in the sensitivity of net interest income to interest changes in the +/- 200 modeled environments, while for a +/- 100 basis points, there has been a modest increase in sensitivity. These changes result primarily from the impact of the acquired Woronoco assets and liabilities.

      The Company's net interest income is expected to increase in the event of upward rate shocks and in the event of a 100 basis point downward shock. The increase in sensitivity in the case of a 100 basis-point upward rate shock partially reflects changes in the asset mix. The Company has emphasized the origination of shorter-term loan products such as floating rate commercial loans and home equity lines of credit. However, in the upward 200 basis point shock, the Bank still shows an increase in net interest income, but the effect is somewhat negated by the anticipated deceleration of principal prepayments in the Bank's mortgage-backed securities portfolio and residential mortgage portfolios. The acquisition of Woronoco increased the overall percentage of Bank assets that resides in these categories.

      Net interest income is expected to improve in the event of a 100-basis point decrease in interest rates. This is due to the assumed sensitivity of deposit accounts. The sensitivity increased in the first half of 2005 because market interest rates had risen, providing more cushion above assumed deposit market floors. In the event of a 200-basis point downward interest rate shock, the Company's net interest income is more sensitive than in the other scenarios, and is modeled to decrease by 7.9%. This primarily reflects the accelerated potential prepayments of loans and securities in a very low rate environment. The decrease in this downward income sensitivity is primarily due to the liability sensitive balances acquired from Woronoco.

      For the Bank, market risk also includes price risk, primarily security price risk. The available-for-sale securities portfolio had unrealized gains before taxes of $3.1 million at June 30, 2005. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshires' stockholders' equity. Since December 31, 2004, this component has decreased by $2.2 million. This change is primarily due to unrealized losses on pass through mortgage-backed securities because of higher interest rates at June 30, 2005. It also reflects gains recorded on the sale of securities and securitized loans, which decreased the net unrealized gains remaining in the portfolio. It is not possible to predict with complete accuracy the direction and magnitude of market value changes in the securities portfolio. Unfavorable market conditions or other factors could cause price declines in the securities portfolio. The Bank is gradually reducing its exposure to equity securities to reduce the price risk in this sector. The equity portfolio had a $4.0 million net unrealized gain at quarter-end.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

      During the last fiscal quarter, the Company implemented changes that materially affected its internal controls over financial reporting. The Company converted its core banking systems, which record all loan and deposit activity, to a different system provided by a different vendor. This change was previously announced following the sale by the Company of its data processing subsidiary in 2004. Along with the core systems conversion, the Company converted other systems, including its general ledger system, to new systems with enhanced capabilities. Also, following the Company's acquisition of Woronoco Bancorp, Inc. on June 1, 2005, the Company implemented interim accounting processes related to the Woronoco operations until a planned conversion of the Woronoco core banking and other accounting systems to the Company's systems in August 2005. The above changes were made in accordance with the Company's ongoing review of its internal control over financial reporting and not in response to an identified significant deficiency or material weakness.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

      The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

      The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2005.

     ---------------------------------------------------------------------------------------------------------
                                                                                                (d)
                                                                       (c)                Maximum Number
                                                                 Total Number of          (or Approximate
                                  (a)              (b)          Shares (or Units)         Dollar Value) of
                             Total Number     Average Price     Purchased as Part        Shares (or Units)
                               of Shares         Paid per          of Publicly            that May Yet Be
                              (or Units)          Share          Announced Plans        Purchased under the
               Period          Purchased        (or Unit)          or Programs           Plans or Programs
     ---------------------------------------------------------------------------------------------------------
     April 1-
     April 30, 2005                  --        $    --                    --                   12,897
     ---------------------------------------------------------------------------------------------------------
     May 1-
     May 31, 2005                12,897        $ 32.46                12,897                       --
     ---------------------------------------------------------------------------------------------------------
     June 1-
     June 30, 2005               37,800        $ 32.03                37,800                  112,200
     ---------------------------------------------------------------------------------------------------------
     Total                       50,697        $ 32.14                50,697                  112,200
     ---------------------------------------------------------------------------------------------------------

      On June 3, 2004, the Company authorized the purchase of up to 300,000 shares. This repurchase program was completed on May 25, 2005. On May 25, 2005, the Company authorized the purchase of up to 150,000 shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended June 30, 2005. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

      A special meeting of the stockholders of the Company was held on April 12, 2005. The results of the vote were as follows:

      1. The merger of Berkshire Hills Bancorp, Inc. and Woronoco Bancorp, Inc. was approved by the following vote:

                                    FOR           AGAINST           ABSTENTIONS
                                    ---           -------           -----------
                                 4,112,922        206,020             14,026

      The annual meeting of the stockholders of the Company was held on May 5, 2005.

      1. The following individuals were elected as directors, each for a three-year term by the following vote:

                                    FOR                               WITHHELD
                                    ---                               --------
       Michael P. Daly           4,899,569                            192,528
       David B. Farrell          4,891,077                            201,020
       Catherine B. Miller       4,895,011                            197,086

      2. The appointment of Wolf and Company, P.C. as independent auditors of Berkshire Hills Bancorp, Inc. for the fiscal year ending December 31, 2005 was ratified by the stockholders by the following vote:

                                    FOR           AGAINST           ABSTENTIONS
                                    ---           -------           -----------
                                 5,046,199         45,135               763

ITEM 5. OTHER INFORMATION
-------------------------

      None.

ITEM 6. EXHIBITS
----------------

      3.1   Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)

      3.2   Bylaws of Berkshire Hills Bancorp, Inc.(2)

      4.0   Specimen Stock Certificate of Berkshire Hills Bancorp, Inc.(1)

      10.1 Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan as amended and restated(3)

      10.2  Woronoco Bancorp, Inc. 2001 Stock Option Plan(4)

      10.3  Woronoco Bancorp, Inc. 2004 Equity Compensation Plan(5)

      31.1  Rule 13a-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial Officer

      32.1  Section 1350 Certification of Chief Executive Officer

      32.2  Section 1350 Certification of Chief Financial Officer

-----------------
      (1) Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

      (2) Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 11, 2004.

      (3) Incorporated by reference to the Woronoco Bancorp, Inc. Proxy Statement for the 2000 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on March 20, 2000 (File No. 0-14671).

      (4) Incorporated by reference to the Woronoco Bancorp, Inc. Proxy Statement for the 2001 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on March 12, 2001 (File No. 0-14671).

      (5) Incorporated by reference to the Woronoco Bancorp, Inc. Proxy Statement for the 2004 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on March 22, 2004 (File No. 0-14671).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          BERKSHIRE HILLS BANCORP, INC.


Dated: August 8, 2005        By:/s/ Michael P. Daly
                                -------------------
                                Michael P. Daly
                                President, Chief Executive Officer
                                and Director
                                (principal executive officer)


Dated: August 8, 2005        By:/s/ Wayne F. Patenaude
                                ----------------------
                                Wayne F. Patenaude
                                Senior Vice President,
                                Chief Financial Officer and Treasurer
                                (principal financial and accounting officer)