Form 10-Q
period 2005-09-30
BERKSHIRE HILLS BANCORP INC
filed 2005-11-09
CIK 1108134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-51584

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

                                 (413) 443-5601
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

      The Registrant had 8,565,596 shares of common stock, par value $0.01 per share, outstanding as of November 1, 2005.

                          BERKSHIRE HILLS BANCORP, INC.
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets as of                                 1
             September 30, 2005 and December 31, 2004

             Consolidated Statements of Income for the Three and               2
             Nine Months Ended September 30, 2005 and 2004


             Consolidated Statements of Changes in Stockholders' Equity        3
             for the Nine Months Ended September 30, 2005 and 2004


             Consolidated Statements of Cash Flows for the                     4
             Nine Months Ended September 30, 2005 and 2004


             Notes to Consolidated Financial Statements                        6


Item 2.      Management's Discussion and Analysis of Financial                14
             Condition and Results of Operations


Item 3.      Quantitative and Qualitative Disclosures About Market Risk       26

Item 4.      Controls and Procedures                                          27

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                28

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 3.      Defaults Upon Senior Securities                                  28

Item 4.      Submission of Matters to a Vote of Security Holders              29

Item 5.      Other Information                                                29

Item 6.      Exhibits                                                         29

Signatures                                                                    30


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.
------------------------------------------

                                  BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                     Unaudited

                                                                                   September 30,       December 31,
                                                                                       2005                2004
                                                                                  ---------------    ---------------
                                                                                            (In thousands)
Assets
Cash and due from banks                                                           $        30,335    $        15,237
Short-term investments                                                                      1,177              2,665
                                                                                  ---------------    ---------------
          Total cash and cash equivalents                                                  31,512             17,902

Securities available-for-sale, at fair value                                              398,937            384,421
Securities held-to-maturity, at amortized cost                                             26,951             29,942
Loans held for sale                                                                         1,852              1,053

Total loans                                                                             1,412,109            828,179
Less:  Allowance for loan losses                                                          (13,123)            (9,337)
                                                                                  ---------------    ---------------
         Net loans                                                                      1,398,986            818,842

Premises and equipment, net                                                                26,547             14,780
Accrued interest receivable                                                                 8,177              5,472
Goodwill                                                                                   87,791              6,782
Identifiable intangible assets                                                             11,951                472
Bank owned life insurance                                                                  18,800             18,200
Other assets                                                                               21,587             12,249
                                                                                  ---------------    ---------------
          Total assets                                                            $     2,033,091    $     1,310,115
                                                                                  ===============    ===============

Liabilities and stockholders' equity
Deposits                                                                          $     1,347,751    $       845,789
Borrowings                                                                                436,074            327,926
Accrued expenses and other liabilities                                                      3,629              4,664
                                                                                  ---------------    ---------------
               Total liabilities                                                        1,787,454          1,178,379

Commitments and contingencies (Note 8)
Stockholders' equity:
    Preferred stock ($.01 par value; 1,000,000 shares
        authorized; none issued or outstanding)                                                --                 --
    Common stock ($.01 par value; 26,000,000 shares authorized;
        10,602,553 shares issued at September 30, 2005 and 7,673,761 at
        December 31, 2004;  shares outstanding: 8,565,596 at September 30, 2005
        and 5,873,563 at December 31, 2004)                                                   106                 77
    Additional paid-in capital                                                            198,744             77,588
    Unearned compensation                                                                  (1,788)            (7,414)
    Retained earnings                                                                      95,811             94,996
    Accumulated other comprehensive income                                                    400              4,214
    Treasury stock, at cost (2,036,957 shares at September 30, 2005 and
        1,800,198 at December 31, 2004)                                                   (47,636)           (37,725)
                                                                                  ---------------    ---------------
               Total stockholders' equity                                                 245,637            131,736
                                                                                  ---------------    ---------------
               Total liabilities and stockholders' equity                         $     2,033,091    $     1,310,115
                                                                                  ===============    ===============

See accompanying notes to unaudited consolidated financial statements.


                       BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        Unaudited

                                                          Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                         --------------------   -------------------
                                                           2005        2004       2005       2004
                                                         --------    --------   --------   --------
                                                            (In thousands, except per share data)
Interest and dividend income
    Loans                                                $ 21,149    $ 11,131   $ 48,282   $ 32,247
    Debt securities, taxable                                3,274       3,754      9,744     11,081
    Debt securities, tax-exempt                               791         376      1,832      1,035
    Equity securities dividends                               563         279      1,263        887
    Short-term investments                                     62           6         98         24
                                                         --------    --------   --------   --------
               Total interest and dividend income          25,839      15,546     61,219     45,274
                                                         --------    --------   --------   --------
Interest expense
    Deposits                                                5,979       3,097     13,689      9,209
    Borrowings                                              4,806       2,207     10,951      5,906
                                                         --------    --------   --------   --------
               Total interest expense                      10,785       5,304     24,640     15,115
                                                         --------    --------   --------   --------
Net interest income                                        15,054      10,242     36,579     30,159
Provision for loan losses                                     204         365        998      1,140
                                                         --------    --------   --------   --------
Net interest income, after provision for loan losses       14,850       9,877     35,581     29,019
                                                         --------    --------   --------   --------
Non-interest income
    Customer service fees                                   1,439         580      3,087      1,738
    Wealth management service fees                            680         587      2,013      1,809
    Insurance service fees                                    472          24        679         26
    Loan service fees                                         179          63        560        245
    Increase in cash surrender value of life insurance        245          93        648        443
    Gain on sales and dispositions of securities, net         832         310      2,649      1,013
    Gain on sale of loans and securitized loans, net           22          --        773         84
    Other non-interest income                                  86          69        217        208
                                                         --------    --------   --------   --------
               Total non-interest income                    3,955       1,726     10,626      5,566
                                                         --------    --------   --------   --------
Non-interest expense
    Salaries and employee benefits                          5,699       4,195     14,524     12,687
    Termination of Employee Stock Ownership Plan               --          --      8,667         --
    Occupancy and equipment                                 1,655         997      4,006      3,030
    Marketing and advertising                                 372         207        732        634
    Data processing                                           518         305      1,323      1,030
    Professional services                                     590         442      1,427      1,226
    Foreclosed real estate and repossessed assets, net        241         150        557        404
    Merger and conversion expense                             828          --      1,791         --
    Other non-interest expense                              1,697         885      4,170      2,666
                                                         --------    --------   --------   --------
               Total non-interest expense                  11,600       7,181     37,197     21,677
                                                         --------    --------   --------   --------
Income from continuing operations before income taxes       7,205       4,422      9,010     12,908
Provision for income taxes                                  2,459       1,415      5,621      4,144
                                                         --------    --------   --------   --------
Income from continuing operations                           4,746       3,007      3,389      8,764
Loss from discontinued operations                              --          --         --       (653)
Income tax benefit                                             --          --         --       (222)
                                                         --------    --------   --------   --------
Net loss from discontinued operations                          --          --         --       (431)
                                                         --------    --------   --------   --------
Net income                                               $  4,746    $  3,007   $  3,389   $  8,333
                                                         ========    ========   ========   ========

Earnings per share
    Basic                                                $   0.56    $   0.57   $   0.51   $   1.58
    Diluted                                              $   0.54    $   0.53   $   0.48   $   1.45

Weighted average shares outstanding
    Basic                                                   8,456       5,270      6,683      5,284
    Diluted                                                 8,856       5,721      7,061      5,735


See accompanying notes to unaudited consolidated financial statements.


                                         BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                          Unaudited


                                                                                               Accumulated
                                                         Additional                              other
                                               Common      paid-in     Unearned    Retained   comprehensive  Treasury
                                               stock       capital   compensation  earnings      income        stock        Total
                                             ---------    ---------  ------------  ---------    ---------    ---------    ---------
                                                                                 (In thousands)
Balance at December 31, 2004                 $      77    $  77,588   $  (7,414)   $  94,996    $   4,214    $ (37,725)   $ 131,736
                                                                                                                          ---------

Comprehensive income:
    Net income                                      --           --          --        3,389           --           --        3,389
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustments
        and tax effects                             --           --          --           --       (3,772)          --       (3,772)
    Net loss on derivative instruments              --           --          --           --          (42)          --          (42)
                                                                                                                          ---------
           Total comprehensive (loss)                                                                                          (425)

Cash dividends declared ($0.38 per share)           --           --          --       (2,508)          --           --       (2,508)
Acquisition of Woronoco Bancorp, Inc.               29      111,886          --           --           --           --      111,915
Termination of Employee Stock
      Ownership Plan                                --        8,459       5,105           --           --           --       13,564
Treasury stock purchased/transferred                --           --          --           --           --      (11,893)     (11,893)

Exercise of stock options                           --           --          --          (66)          --        1,392        1,326
Reissuance of treasury stock-other                  --          315          --           --           --          590          905
Tax benefit from stock compensation                 --          279          --           --           --           --          279

Change in unearned compensation                     --          217         521           --           --           --          738
                                             ---------    ---------   ---------    ---------    ---------    ---------    ---------

Balance at September 30, 2005                $     106    $ 198,744   $  (1,788)   $  95,811    $     400    $ (47,636)   $ 245,637
                                             =========    =========   =========    =========    =========    =========    =========

Balance at December 31, 2003                 $      77    $  75,764   $  (8,507)   $  86,276    $   5,559    $ (35,994)   $ 123,175
                                                                                                                          ---------

Comprehensive income:
    Net income                                      --           --          --        8,333           --           --        8,333
    Change in net unrealized gain on
        securities available-for-sale, net
        of reclassification adjustments
        and tax effects                             --           --          --           --       (1,214)          --       (1,214)
                                                                                                                          ---------
             Total comprehensive income                                                                                       7,119

Reversals from discontinued operations              --          142          --         (142)          --           --           --
Cash dividends declared ($0.36 per share)           --           --          --       (1,965)          --           --       (1,965)

Treasury stock purchased                            --           --          --           --           --       (2,545)      (2,545)
Treasury stock released                             --          358          --           --           --          238          596

Exercise of stock options                           --           --          --          (33)          --          576          543
Change in unearned compensation - MRP               --          219         319           --           --           --          538
Change in unearned compensation - ESOP              --          671         356           --           --           --        1,027
                                             ---------    ---------   ---------    ---------    ---------    ---------    ---------

Balance at September 30, 2004                $      77    $  77,154   $  (7,832)   $  92,469    $   4,345    $ (37,725)   $ 128,488
                                             =========    =========   =========    =========    =========    =========    =========

See accompanying notes to unaudited consolidated financial statements.


                         BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           Unaudited

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             ----------------------
                                                                               2005         2004
                                                                             ---------    ---------
                                                                                 (In thousands)
Cash flows from operating activities:
  Continuing operations:
    Net income                                                               $   3,389    $   8,764
    Adjustments to reconcile net income to net cash
        provided by continuing operating activities:
            Provision for loan losses                                              998        1,140
            Net amortization of securities                                       1,026          954
            Depreciation and amortization expense                                2,177        1,252
            Management awards plan expense                                       1,040          920
            Employee Stock Ownership Plan expense                                  334        1,027
            Termination of Employee Stock Ownership Plan (ESOP)                  8,667           --
            ESOP loan prepayment                                                  (900)          --
            Increase in cash surrender value of bank owned life insurance         (600)        (283)
            Gain on sales and dispositions of securities, net                   (2,649)      (1,013)
            Gain on sale of loans and securitized loans, net                      (773)         (82)
            Deferred income tax provision (benefit), net                         1,129          294
            Net increase in loans held for sale                                   (799)        (571)
                Net change in accrued interest receivable and other assets       4,682        3,986
                Net change in accrued expenses and other liabilities            (5,241)        (778)
                                                                             ---------    ---------
                      Net cash provided by continuing operating activities      12,480       15,610
                                                                             ---------    ---------

  Discontinued operations:
    Net loss                                                                        --         (653)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
            Depreciation and amortization expense                                   --          188
            Amortization of other intangibles                                       --           94
            Minority interest                                                       --         (381)
                                                                             ---------    ---------
                      Net cash used by discontinued operations                      --         (752)
                                                                             ---------    ---------

                      Total net cash provided by operating activities:          12,480       14,858
                                                                             ---------    ---------

Cash flows from investing activities:
  Continuing operations:
    Activity in available-for-sale securities:
        Sales                                                                  126,653        4,159
        Maturities                                                               4,215       25,501
        Principal payments                                                      57,044       45,153
        Purchases                                                              (26,740)    (155,768)
    Activity in held-to-maturity securities:
        Maturities                                                              17,779       13,616
        Principal payments                                                       2,992       10,655
        Purchases                                                              (17,801)     (13,797)
    Purchase of FHLB stock, net                                                   (596)      (3,975)


                              BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (concluded)
                                                 Unaudited

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 ----------------------
                                                                                   2005         2004
                                                                                 ---------    ---------
                                                                                    (In thousands)
    Acquisition of Woronoco Bancorp, Inc.,
        net of cash acquired                                                       (21,316)          --
    Loan originations and purchases, net of
        principal payments                                                         (58,308)     (79,103)
    Proceeds from sales of loans                                                     3,635       52,296
    Additions to premises and equipment                                             (3,464)      (2,748)
                                                                                 ---------    ---------
                   Net cash provided (used) by continuing investing activities      84,093     (104,011)
                                                                                 ---------    ---------

  Discontinued operations:
    Additions to premises and equipment                                                 --          (76)
    Proceeds from sale of interest in discontinued operations                           --        1,966
    Proceeds from sale of equipment                                                     --          621
                                                                                 ---------    ---------
                   Net cash provided by discontinued investing activities               --        2,511
                                                                                 ---------    ---------

                   Total net cash provided (used) by investing operations:          84,093     (101,500)
                                                                                 ---------    ---------

Cash flows from financing activities:
    Net increase in deposits                                                        59,431       22,871
    Proceeds from Federal Home Loan Bank advances                                  504,285      254,000
    Repayments of Federal Home Loan Bank advances                                 (654,406)    (180,634)
    Proceeds from issueance of trust preferred securities                           15,000           --
    Decrease in loans sold with recourse                                                --         (473)
    Treasury stock purchased                                                        (6,996)      (2,545)
    Proceeds from reissuance of treasury stock                                       2,231          543
    Cash dividends paid                                                             (2,508)      (1,965)
                                                                                 ---------    ---------
                  Net cash (used) provided by financing activities                 (82,963)      91,797
                                                                                 ---------    ---------

Net change in cash and cash equivalents                                             13,610        5,155

Cash and cash equivalents at beginning of period                                    17,902       17,442
                                                                                 ---------    ---------

Cash and cash equivalents at end of period                                       $  31,512    $  22,597
                                                                                 =========    =========

Supplemental cash flow information:
    Non-cash transfer of shares to treasury to pay-off ESOP loan                 $   4,897           --
    Fair value of non-cash assets acquired                                         827,122           --
    Fair value of liabilities assumed                                              701,830           --
    Fair value of common stock issued                                              108,394           --


See accompanying notes to unaudited consolidated financial statements.

                 BERKSHIRE HILLS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (Unaudited)

1.    BASIS OF PRESENTATION
---------------------------

The accompanying unaudited consolidated interim financial statements set forth the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries, including its principal wholly-owned subsidiary, Berkshire Bank (the "Bank"). The consolidated interim financial statements and notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the year as a whole. The consolidated interim financial statements herein presented are intended to be read in conjunction with the consolidated financial statements presented in the Company's most recent Securities and Exchange Commission Form 10-K and accompanying notes to the Consolidated Financial Statements filed by the Company for the year ended December 31, 2004.

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


                                                Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                              ---------------------   ---------------------
                                                 2005        2004        2005        2004
                                              ---------   ---------   ---------   ---------
                                                 (In thousands, except per share amounts)

Net income as reported                        $   4,746   $   3,007   $   3,389   $   8,333
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects         108         133         325         399
                                              ---------   ---------   ---------   ---------

Pro forma net income                          $   4,638   $   2,874   $   3,064   $   7,934
                                              =========   =========   =========   =========

Earnings per share
Basic - as reported                           $    0.56   $    0.57   $    0.51   $    1.58
Basic - pro forma                             $    0.55   $    0.55   $    0.46   $    1.50

Diluted - as reported                         $    0.54   $    0.53   $    0.48   $    1.45
Diluted - pro forma                           $    0.52   $    0.50   $    0.43   $    1.38


Earnings Per Common Share

Basic earnings per share is determined by dividing net income by the average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less treasury stock repurchased, unallocated shares of the Bank's Employee Stock Ownership Plan, and unallocated shares of stock awards granted under the Company's stock-based compensation plans. This number is computed daily and averaged for the period. The Bank's Employee Stock Ownership Plan was terminated on June 30, 2005.

Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all options granted under the Bank's stock-based compensation plans were exercised. The average number of net outstanding common shares used for the basic computation is increased by the unallocated shares of stock awards under the Company's stock-based compensation plans and by the additional diluted shares calculated by the Treasury

Stock method. For a period in which the result of operations is a net loss, no dilutive share impact is calculated, and average diluted shares equals average basic shares.

Income per common share has been computed based upon the following:


                                                                  Three Months Ended       Nine Months Ended
                                                                     September 30,           September 30,
                                                                 --------------------    --------------------
                                                                   2005        2004        2005        2004
                                                                 --------    --------    --------    --------
                                                                     (In thousands, except per share amounts)

Net income                                                       $  4,746    $  3,007    $  3,389    $  8,333
                                                                 ========    ========    ========    ========

Average number of common shares outstanding                         8,588       5,872       7,091       5,902
Less: average number of unallocated ESOP shares                        --        (430)       (271)       (440)
Less: average number of unvested stock award shares                  (132)       (172)       (137)       (178)
                                                                 --------    --------    --------    --------
Average number of basic shares outstanding                          8,456       5,270       6,683       5,284
Plus: average number of unvested stock award shares                   132         172         137         178
Plus: average number of dilutive shares based on stock options        268         279         241         273
                                                                 --------    --------    --------    --------
Average number of diluted shares outstanding                        8,856       5,721       7,061       5,735
                                                                 ========    ========    ========    ========

Basic earnings per share                                         $   0.56    $   0.57    $   0.51    $   1.58
Diluted earnings per share                                       $   0.54    $   0.53    $   0.48    $   1.45


         Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-based Payment (Revised 2004)" ("SFAS 123R"), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. SFAS 123R allows the use of valuation models other than the Black-Scholes model prescribed in SFAS 123. Therefore, the pro forma costs of stock option expense estimated in
Note 1 using the Black-Scholes method may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. The Company is still in the process of analyzing the cost of stock options under SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. On March 29, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 expresses the views of the SEC staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. The provisions of SFAS 123R and SAB 107 do not have an impact on the Company's results of operations at the present time.

Statements of Position ("SOP No.03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life.

Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practices whereby the acquirer's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 was effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements. The Company evaluated the loans and debt securities acquired in the acquisition of Woronoco and determined that no material amount of these assets fell within the scope of SOP 03-3.

2.    ACQUISITION OF WORONOCO BANCORP, INC.
-------------------------------------------

On June 1, 2005, the Company acquired all of the outstanding common shares of Woronoco Bancorp, Inc., ("Woronoco") and its wholly-owned subsidiary Woronoco Savings Bank. Headquartered in Westfield, Massachusetts, Woronoco provided banking and other financial services through ten banking offices in the Pioneer Valley, including Hampden and Hampshire Counties in Western Massachusetts. The merger expanded the Company's footprint to include new areas and provided new opportunities to enhance revenues and operating efficiencies. The acquisition was accounted for under the purchase method of accounting with the results of operations for Woronoco included in the Company's results beginning June 1, 2005. Under the purchase method of accounting, the assets and liabilities of the former Woronoco were recorded at their respective fair values as of June 1, 2005.

The Company purchased 25% of Woronoco's common shares for cash, at $36.00 per share. The Company purchased 75% of Woronoco's common shares for stock, in a one-for-one exchange valued at $37.01 per share (the share value was based on the average closing share price for the five-day period beginning two days before the date of the announcement of the acquisition). The Company also converted Woronoco's outstanding stock options into options to purchase an equal number of shares of Berkshire stock. The calculation of the purchase price was as follows:

                        (In thousands, except share data)
-------------------------------------------------------------------------------
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
                                                                      =========

The following condensed balance sheet of Woronoco discloses the amounts assigned to each major asset and liability caption at the acquisition date of June 1,2005. The allocation of the final purchase price is subject to refinement as additional information becomes available.

Assets
Cash and cash equivalents                                             $   21,769
Securities available-for-sale                                            182,195
Net loans                                                                526,074
Goodwill                                                                  81,009
Intangible assets                                                         11,982
Other assets                                                              25,862
                                                                      ----------
          Total assets                                                   848,891
                                                                      ----------

Liabilities
Deposits                                                                 442,673
Borrowings                                                               243,122
Other liabilities                                                         16,035
                                                                      ----------
               Total liabilities acquired                                701,830
                                                                      ----------

               Net assets acquired                                    $  147,061
                                                                      ==========

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

Included in other liabilities acquired were accrued liabilities for general staff severance in accordance with a Woronoco severance plan established prior to the acquisition date. These liabilities exclude severance liabilities related to directors and executive officers. These liabilities totaled approximately $2,000,000 as of June 1, 2005 and were substantially paid out prior to September 30, 2005. Affected staff were primarily in operations and administration areas and severances were scheduled based on integration and conversion activities. Terminations and payments were generally completed in accordance with the original plan.

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

The Company's unaudited pro forma condensed consolidated statements of income for the nine months ended September 30, 2005 and 2004, assuming that Woronoco had been acquired as of January 1, 2005 and 2004, respectively, are as follows:


                                        Nine Months Ended   Nine Months Ended
                                        September 30, 2005  September 30, 2004
                                        ------------------  ------------------
                                         (In thousands, except per share data)
Net interest income                     $          45,844   $          46,572
Non-interest income                                13,359              10,218
Net income                                          5,549              12,191

Basic earnings per share                $            0.67   $            1.48

Diluted earnings per share              $            0.64   $            1.40

3.    SECURITIES
----------------

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, was as follows:

                                                                September 30, 2005
                                                             -----------------------

                                                             Amortized       Fair
                                                                Cost         Value
                                                             ----------   ----------
                                                                 (In thousands)
Securities Available-for-Sale
   U.S. Treasury and Agencies                                $    1,074   $    1,068
   Municipal bonds and obligations                               60,583       61,034
   Mortgage-backed securities                                   265,858      261,085
   Other debt securities                                         25,113       25,586
                                                             ----------   ----------
                       Total debt securities                    352,628      348,773

Marketable equity securities                                      8,061       11,259
Nonmarketable equity securities                                  38,905       38,905
                                                             ----------   ----------
                       Total securities available-for-sale   $  399,594   $  398,937
                                                             ==========   ==========

Securities Held-to-Maturity
   Municipal bonds and obligations                           $    6,856   $    6,856
   Mortgage-backed securities                                     6,693        6,603
   Other debt securities                                         13,402       13,402
                                                             ----------   ----------
                       Total securities held-to-maturity     $   26,951   $   26,861
                                                             ==========   ==========

                                                                December 31, 2004
                                                             -----------------------

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
                                                             ==========   ==========

Nonmarketable equity securities consist primarily of stock in the Federal Home Loan Bank of Boston and the Savings Bank Life Insurance Company, at cost.

4.    LOANS
-----------

A summary of balances at September 30, 2005 and December 31, 2004 follows:


                                            At September 30, 2005      At December 31, 2004
                                           -----------------------    -----------------------
                                                         Percent                    Percent
                                            Balance      of total      Balance      of total
                                           ----------   ----------    ----------   ----------
                                                        (Dollars in thousands)

Residential real estate loans:
     Residential one- to four-family       $  516,878           37%   $  217,159           26%
     Residential land development
           and construction                    34,653            2        18,091            2
                                           ----------   ----------    ----------   ----------
     Total residential real estate loans      551,531           39       235,250           28
Commercial real estate loans:
     Commercial one-to four-family             20,764            1        15,964            2
     Commercial land development
           and construction                    50,653            4        20,611            2
     Multi-family                              46,932            3        16,380            2
     Other commercial real estate             284,190           20       207,619           25
                                           ----------   ----------    ----------   ----------
     Total commercial real estate loans       402,539           28       260,574           31

Commercial and industrial loans               156,510           11       150,879           18

Consumer loans:
     Automobile                               149,693           11       123,027           15
     Home equity and other loans              151,836           11        58,449            8
                                           ----------   ----------    ----------   ----------
     Total consumer loans                     301,529           22       181,476           23
                                           ----------   ----------    ----------   ----------

Total loans                                $1,412,109          100%   $  828,179          100%
                                           ==========   ==========    ==========   ==========

5.    LOAN LOSS ALLOWANCE AND NON-ACCRUAL LOANS
-----------------------------------------------

An analysis of the allowance for loan losses for the nine months ended September 30, 2005 and 2004 follows:

                                                      Nine Months Ended
                                          ----------------------------------------
                                          September 30, 2005    September 30, 2004
                                          ------------------    ------------------
                                                       (In thousands)

Balance at beginning of period            $            9,337    $            8,969
Provision for loan losses                                998                 1,140
Allowance attributed to acquired loans                 3,321                    --
Loans charged-off                                     (1,003)               (1,465)
Recoveries                                               470                   748
                                          ------------------    ------------------

Balance at end of period                  $           13,123    $            9,392
                                          ==================    ==================

The following is a summary of information pertaining to impaired and non-accrual loans at September 30, 2005 and December 31, 2004:

                                                              September 30, 2005     December 31, 2004
                                                              -------------------   -------------------
                                                                           (In thousands)

Impaired loans with no valuation allowance                    $             1,547   $               787
Impaired loans with a valuation allowance                                   2,794                   393
                                                              -------------------   -------------------
       Total impaired loans                                   $             4,341   $             1,180
                                                              ===================   ===================

Specific valuation allowance allocated to impaired loans      $               822   $               230

Total non-accrual loans                                       $             1,560   $             1,152

Total loans past due ninety days or more and still accruing   $                 2   $                65


6.    DEPOSITS
--------------

A summary of deposit balances, by type, is as follows:


                                         September 30, 2005              December 31, 2004
                                     ---------------------------    ---------------------------
                                                      Percent                        Percent
                                       Balance      of deposits        Balance     of deposits
                                     ------------   ------------    ------------   ------------
                                                        (Dollars in thousands)

Demand deposits                      $    177,948             13%   $    110,129             13%
NOW accounts                              144,858             11         100,709             12
Money market accounts                     241,375             18         156,412             19
Savings accounts                          230,883             17         163,264             19
                                     ------------   ------------    ------------   ------------
  Total core accounts                     795,064             59         530,514             63
Certificates of Deposit - regular         487,154             36         315,275             37
Certificates of Deposit - brokered         65,533              5              --             --
                                     ------------   ------------    ------------   ------------
  Total certificates of deposit           552,687             41         315,275             37
                                     ------------   ------------    ------------   ------------
     Total deposits                  $  1,347,751            100%   $    845,789            100%
                                     ============   ============    ============   ============

7.    BORROWINGS
----------------

On June 30, 2005 Berkshire Hills Capital Trust I (the "Trust") issued $15,000,000 of trust preferred securities and invested the proceeds from this offering into an equivalent amount of junior subordinated debentures issued by the Company. The debentures are the sole asset of the Trust. Proceeds were used by the Company to provide additional equity to the Bank. The trust preferred securities pay interest quarterly at a variable rate equal to LIBOR plus 1.85%, are mandatorily redeemable on August 23, 2035 and may be redeemed by the Trust at par any time on or after August 23, 2010. The Company has fully and unconditionally guaranteed the trust preferred securities issued by the Trust.

8.    STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
-------------------------------------------------

At September 30, 2005, stockholders' equity totaled $245,637,000, or 12.1% of total assets, compared to $131,736,000, or 10.1% of total assets, at December 31, 2004. The various regulatory capital ratios for the Bank at September 30, 2005 and December 31, 2004 were as follows:

                                                                                                   FDIC Minimums
                                           September 30, 2005         December 31, 2004        to be Well-Capitalized
                                         -----------------------     ---------------------     ----------------------
Total capital to risk-weighted assets:             10.89%                    12.69%                     10.00%

Tier 1 capital to risk-weighted assets:             9.90                     11.31                       6.00

Tier 1 capital to average assets:                   7.25                      8.08                       5.00


As of September 30, 2005, Berkshire Bank met the conditions to be classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company paid a cash dividend of $0.14 per share on common stock during the three months ended September 30, 2005 and the Company paid a cash dividend of $0.38 per share on common stock during the nine months ended September 30, 2005.

9.    COMMITMENTS
-----------------

At September 30, 2005, the Bank had outstanding commitments to originate new residential and commercial loans totaling $87,286,000, which are not reflected on the consolidated balance sheet. In addition, unadvanced funds on home equity lines totaled $137,733,000 and unadvanced commercial lines, including unadvanced construction loan funds, totaled $178,421,000. The Bank anticipates it will have sufficient funds to meet these commitments. These commitments totaled $403,440,000 at September 30, 2005, compared to a total of $165,523,000 at
December 31, 2004. Total commitments increased primarily due to the Woronoco acquisition, as well as, to higher loan commitment origination volumes.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2005 and 2004, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document. This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in the 2004 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.

Forward-Looking Statements
--------------------------

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company and the Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company and the Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills' and the Bank's market area, changes in real estate market values in the Berkshire Hills' and the Bank's market area, and changes in relevant accounting principles and guidelines. Additionally, on June 1, 2005, the Company completed the acquisition of Woronoco. Risks and uncertainties related to the acquisition include the achievement of anticipated future earnings benefits. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General
-------

Berkshire Hills Bancorp, Inc. is a Delaware corporation and the holding company for Berkshire Bank. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and is the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts with branch offices serving communities throughout Western Massachusetts and Northeastern New York. The Bank also operates a representative office and a special purpose commercial bank which accepts deposits from municipalities and other governmental entities in New York. The Bank is committed to operating as an independent super-community bank, delivering exceptional customer service and a broad array of competitively priced retail and commercial products to its customers.

Critical Accounting Policies
----------------------------

The Company has established various accounting policies, which govern the application of generally accepted accounting principles in the preparation of the financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes that its most critical accounting policies upon which its financial condition and results of operations depend, and which involve the most complex subjective decisions or assessment, are as follows. Additional information about the Company's accounting policies is included in Note 1 of the Consolidated Financial Statements in Part I Item 1; and in the 2004 Annual Report to Shareholders on Form 10-K in Item 1 and Item 8.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although we believe that we use the appropriate information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a down turn in the local economy could cause an increase in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings.

Income Taxes

Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation, and evaluation of the timing and recognition of resulting tax liabilities and assets. Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Management must assess the realizability of the deferred tax asset, including the carry forward of a portion of the charitable contribution, and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Goodwill and Identifiable Intangible Assets

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

Recent Developments
-------------------

o Completed successful integration of Woronoco operations, achieving cost savings of 36%, exceeding 30% original target.

o Completed conversion of Woronoco core banking information systems in August.

o Opened new full service office in Clifton Park, New York and obtained regulatory approvals to open a new full service office in East Greenbush, New York.

o Increased total transaction account deposit balances at a 9% annualized rate during the third quarter

o Repurchased 54,600 shares of the Company's common stock at an average price of $32.93 per share during the third quarter.

o Changed common stock trading to NASDAQ national market with trading symbol "BHLB".

o On October 26, 2005, acquired the MacDonald & Johnson (East Longmeadow) and Onofrey (Springfield) insurance agencies.

Summary
-------

The Company completed its acquisition of Woronoco Bancorp, Inc. on June 1, 2005. Second quarter 2005 results included one month's contribution from Woronoco's operations, and the third quarter was the first full quarter for the newly combined entity. Most major categories in the Statements of Income and the Balance Sheets increased in relation to comparable data due to the impact of this acquisition, for both the third quarter and for the first nine months of 2005. Most major categories in these statements also increased due to the organic growth of Berkshire's business lines, as well as expansion into New York State and to acquisitions of fee producing businesses over the last year.

The Company reported total net income of $4.75 million for the third quarter of 2005, increasing by 58% compared to total net income of $3.01 million for the third quarter of 2004. The Company reported total net income of $3.39 million for the first nine months of 2005, compared to total net income of $8.33 million for the first nine months of 2004. Nine month 2005 results included an $8.67 million non-cash charge for the termination of the Company's Employee Stock Ownership Plan ("ESOP") on June 30, 2005.

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

                                                       At or for the              At or for the
                                                     Three Months Ended          Nine Months Ended
                                                        September 30               September 30
                                                  ------------------------    ------------------------
                                                     2005          2004          2005          2004
                                                  ----------    ----------    ----------    ----------
For the Period: (in thousands)
     Net interest income                          $   15,054    $   10,242    $   36,579    $   30,159
     Provision for loan losses                           204           365           998         1,140
     Non-interest income                               3,955         1,726        10,626         5,566
     Non-interest expense                             11,600         7,181        37,197        21,677
     Net income                                        4,746         3,007         3,389         8,333

Per Share:
     Earnings - basic                             $     0.56    $     0.57    $     0.51    $     1.58
     Earnings - diluted                                 0.54          0.53          0.48          1.45
     Dividends declared                                 0.14          0.12          0.38          0.36
     Book value                                        28.68         21.87         28.68         21.87
     Tangible book value                               17.03         20.89         17.03         20.89
     Common stock price:
     High                                              35.20         39.14         37.64         39.14
     Low                                               31.90         35.01         30.97         32.69
     Close                                             34.00         36.95         34.00         36.95

At Period End:  (in millions)
     Total assets                                 $    2,033    $    1,311    $    2,033    $    1,311
     Total loans                                       1,412           818         1,412           818
     Other earning assets                                429           440           429           440
     Deposits                                          1,348           853         1,348           853
     Borrowings                                          436           325           436           325
     Shareholders' equity                                246           128           246           128

Operating Ratios:
     Return on average assets                           0.92%         0.92%         0.27%         0.87%
     Return on average equity                           7.90          9.71          2.47          8.83
     Return on average tangible equity                 13.45         10.18          3.35          9.37
     Net interest margin                                3.31          3.36          3.31          3.38
     Efficiency ratio                                  55.32         60.44         57.13         60.99
     Equity/total assets                               12.08          9.81         12.08          9.81
     Tangible equity/tangible assets                    7.55          9.41          7.55          9.41

Loan Related Ratios:
     Net charge-offs/average loans (annualized)         0.04%         0.12%         0.06%         0.12%
     Loan loss allowance/loans                          0.93          1.15          0.93          1.15
     Nonperforming assets/total assets                  0.08          0.21          0.08          0.21

---------------------------------------------------
(1) The efficiency ratio is non-interest expense, divided by the total of fully taxable equivalent net interest income and non-interest income, less security gains. The efficiency ratio also excludes discontinued operations, expense of the termination of the Employee Stock Ownership Plan, and merger and conversion expense. Tax equivalency is based on a 35% federal effective tax rate. Return, margin and charge-off ratios are annualized.

Average Balance Sheets and Interest Rates - Fully-Taxable Equivalent (FTE)
--------------------------------------------------------------------------

The following table presents certain information for the periods indicated regarding average daily balances of assets and liabilities, as well as the average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. The yields and rates include fees which are considered adjustments to yields. The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs. The average balance of investment securities is based on amortized cost. Securities income is stated on a fully-taxable equivalent basis, using a 35% federal tax rate. Average balances include the balances related to the acquisition of Woronoco on June 1, 2005.


                                                         Unaudited                                    Unaudited
                                              Three Months Ended September 30               Nine Months Ended September 30
                                          -----------------------------------------   -----------------------------------------
                                                 2005                  2004                   2005                 2004
                                          -----------------------------------------   -----------------------------------------
                                           Average  Yield/Rate   Average  Yield/Rate   Average  Yield/Rate  Average  Yield/Rate
                                           Balance  (FTE basis)  Balance (FTE basis)   Balance  (FTE basis) Balance (FTE basis)
                                          -----------------------------------------   -----------------------------------------
                                                    (Dollars in thousands)                    (Dollars in thousands)

Earning assets
Loans
  Residential mortgage                    $  561,048   5.06%   $  225,198   5.10%     $  384,892   5.06%   $  224,454   5.01%
  Commercial real estate                     396,212   6.68       250,323   5.80         328,155   6.39       236,014   5.79
  Commercial                                 165,414   6.92       160,129   5.51         155,662   6.54       160,869   5.44
  Automobile                                 146,138   6.17       118,029   6.14         135,095   6.01       112,716   6.22
  Home equity and other                      154,209   5.70        53,715   4.59         101,878   5.66        52,521   4.47
                                          ----------           ----------             ----------           ----------
    Total loans                            1,423,021   5.91       807,394   5.51       1,105,682   5.83       786,574   5.46
Securities                                   435,853   4.69       436,372   4.30         411,183              426,315   4.31
Short-term investments                         7,028   3.50         2,192   1.09           3,396   3.74         3,177   0.96
                                          ----------           ----------             ----------           ----------
    Total earning assets                   1,865,902   5.60     1,245,958   5.10       1,520,261   5.48     1,216,066   5.07
Other assets                                 199,349               57,551                133,470               65,342
                                          ----------           ----------             ----------           ----------
    Total assets                          $2,065,251           $1,303,509             $1,653,731           $1,281,408
                                          ==========           ==========             ==========           ==========

Funding liabilities
Deposits
  NOW                                     $  135,638   0.42    $   98,158   0.08      $  111,830   0.28    $   97,210   0.09
  Money market                               241,088   2.07       159,046   1.26         195,972   1.91       158,074   1.28
  Savings                                    240,396   0.86       168,358   0.77         198,160   0.96       168,774   0.76
  Certificates of deposit                    515,120   3.12       326,411   2.77         407,131   2.62       322,338   2.77
                                          ----------           ----------             ----------           ----------
    Total interest bearing deposits        1,132,242   2.10       751,973   1.65         913,093   2.00       746,396   1.65
Borrowings                                   499,877   3.81       318,870   2.77         407,049   3.60       301,286   2.61
                                          ----------           ----------             ----------           ----------
    Total interest bearing liabilities     1,632,119   2.62     1,070,843   1.98       1,320,142   2.50     1,047,682   1.92
Non-interest-bearing demand deposits         185,183              105,257                144,132              102,034
Other liabilities and minority interest        6,409                3,540                  5,877                5,832
                                          ----------           ----------             ----------           ----------
    Total liabilities                      1,823,711            1,179,640              1,470,151            1,155,548
Stockholders' equity                         241,540              123,869                183,580              125,860
                                          ----------           ----------             ----------           ----------
    Total liabilities and  equity         $2,065,251           $1,303,509             $1,653,731           $1,281,408
                                          ==========           ==========             ==========           ==========

Interest rate spread                                   2.98                 3.12                   2.98                 3.14

Net interest margin                                    3.31                 3.36                   3.31                 3.38

Supplementary Data
    Cost of deposits and borrowings                    2.35                 1.79                   2.25                 1.75
    Total core deposits                   $  802,305           $  530,819             $  650,094           $  526,091
    Total deposits                         1,317,425              857,230              1,057,225              848,429
    Total deposits and borrowings          1,817,302            1,176,100              1,464,274            1,149,716


Note: Average balances for the second quarter of 2005 include one month's balances related to the acquisition of Woronoco Bancorp, Inc. on June 1, 2004. Average balances for the third quarter of 2005 include three months' balances related to the acquisition of Woronoco Bancorp, Inc. Average balances and yields for securities available-for-sale are based on amortized costs. Securities yields are calculated on a fully-taxable equivalent basis. Cost of funds includes all deposits and borrowings.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004
-----------------------------------------------------------------------------

Woronoco Acquisition. On June 1, 2005, the Company completed the acquisition of Woronoco. This acquisition is described in Note 2 to the financial statements, and this discussion should be read in conjunction with that note. The Company recorded $849 million in assets and $702 million in liabilities in connection with this acquisition, and most categories of assets and liabilities increased primarily due to this event. The financial statements include the operations of Woronoco beginning on June 1, 2005.

Total Assets. Total assets were $2.0 billion at September 30, 2005, up from $1.3 billion at year-end 2004. The increase included approximately $849 million in assets related to the Woronoco acquisition, and is net of a reduction of $243 million in loans and securities under a de-leveraging plan executed in conjunction with the acquisition. Most categories of assets and liabilities increased primarily due to the acquisition of Woronoco.

Loans. Loans totaled $1.41 billion at September 30, 2005, increasing by $584 million (71%) from year-end 2004. Loan growth included $526 million related to the Woronoco acquisition. Loans added through this acquisition were primarily concentrated in residential mortgages and home equity line borrowings. Excluding the impact of the loans acquired through the Woronoco acquisition and $4 million in third quarter loan sales, total loans increased by $61 million for the year-to-date, growing at a 10% annualized rate. Growth was spread among all major loan categories and in all major markets. Loan originations have benefited from the Bank's expansion into New York State. The loan to deposit ratio increased to 105% at September 30, 2005, compared to 98% at year-end 2004.

While total loans declined by 1% during the most recent quarter, the loan origination commitment pipeline grew to a record $87 million at September 30, 2005. In the third quarter, total commercial loan commitments to originate new loans increased nearly 24% to $68 million. During the quarter, the Company closed a record number of commercial loans that will be disbursed over the next several months. Additionally, during the quarter, the indirect automobile loan portfolio increased at an annualized rate of 22%. The quality of these loans is underscored by an average FICO score in excess of 730 for the quarter, representing the fifth consecutive quarterly improvement in that number.

Problem Loans. Asset quality indicators remained favorable and were stable during the last quarter. The loans added through the Woronoco acquisition were primarily concentrated in comparatively low risk residential mortgage and home equity loans. Through the first nine months, the annualized rate of net loan charge-offs remained comparatively low at 0.06%. Additionally, the ratio of non-performing assets to total assets declined during the nine months to 0.08% from 0.09% at year-end 2004.

The allowance for loan losses totaled $13.1 million at September 30, 2005, compared to $9.3 million at year-end 2004, including a $3.3 million allowance related to loans acquired in connection with the Woronoco acquisition. The allowance for loan losses declined to 0.93% of total loans from 1.13% of total loans due to the addition of the low risk residential mortgage and home equity loans from Woronoco. The ratio of the allowance to non-performing loans remained strong at 841% at the end of the most recent quarter, compared to 811% at year-end 2004. Total impaired loans were $4.3 million at September 30, 2005, compared to $1.2 million at year-end 2004, and the valuation allowance on impaired loans increased to $822,000 from $230,000. This increase was in the first quarter and was primarily due to a $2.1 million commercial loan relationship which remained current through September 30, 2005. There were no other impaired loans exceeding $300,000 that were delinquent at that date.

Investment Securities. Investment securities totaled $426 million at the end of the third quarter, increasing by $12 million (3%) compared to $414 million at year-end 2004. This increase was due to securities acquired through the Woronoco acquisition, net of sales and maturities under the de-leveraging plan, along with the sale of $46 million in securities by the Bank in the second quarter to provide funds for the acquisition. Securities sold by Berkshire in the first nine months of 2005 totaled $127 million, primarily due to the de-leveraging program and providing funds used in the Woronoco acquisition. Securities acquired from Woronoco totaled $182 million. The primary impact of the changes resulting from securities transactions was to increase the percentage of the portfolio in municipal and trust preferred securities to 16% of the portfolio at September 30, 2005, compared to 7% at year-end 2004. At September 30, 2005, the net unrealized loss on securities available-for-sale was $657,000, compared to a net unrealized gain of $6.6 million at year-end 2004. This decrease was due to a $4.8 million unrealized loss on mortgage backed securities due to higher interest rates at the third quarter-end, together with the impact of $2.6 million in net securities gains recorded during the first nine months of 2005. These gains were primarily recorded on the sale of equity securities reflecting decisions to reduce the company's exposure to equity price risk. The net unrealized loss on securities available for sale was 0.2% of the amortized cost of the portfolio at the third quarter-end, compared to a net unrealized gain of 1.7% at year-end 2004. The securities portfolio was reduced to 21% of total assets at September 30, 2005, compared to 32% of total assets at December 31, 2004. At September 30, 2005 equity securities included $5.3 million in short term bond mutual funds acquired from Woronoco.

Deposits and Borrowings. Deposits totaled $1.35 billion at the end of the third quarter, increasing by $502 million (59%) from year-end 2004. Deposit growth included $443 million related to the Woronoco acquisition. Total deposits increased at a 13% annualized rate during the most recent quarter. Low cost transaction account balances increased at a 9% annualized rate during the quarter. This growth was aided by relationship time account promotions, contributing to a $45 million (10%) increase in regular time account balances during the quarter. Excluding the impact of the acquired Woronoco deposits, total deposits increased by $59 million for the year-to-date, growing at a 9% annualized rate. Included in deposits acquired from Woronoco were brokered deposits totaling $70 million; the Company expects to allow this portfolio to run-off as it matures. At September 30, 2005, the Albany branch (open for three months) had $12.5 million in total deposits, and the Clifton Park branch (open for one month) had $9.0 million in total deposits.

Borrowings totaled $436 million at September 30, 2005, increasing by $108 million (33%) from $328 million at year-end 2004. This increase included $243 million in borrowings acquired with Woronoco, partially offset by the deleveraging program, under which the proceeds of loan and securities sales were used to repay borrowings. Additionally, borrowings were reduced by $68 million in the third quarter of 2005 with proceeds from deposit growth and securities sales. Borrowings included $15 million of trust preferred securities which Berkshire issued in June to supplement regulatory capital. Total borrowings decreased to 21% of total assets at September 30, 2005, compared to 25% at year-end 2004.

Equity. Stockholders' equity totaled $246 million at the end of the third quarter, increasing by $114 million, or 86%, from year-end 2004. Consideration for the Woronoco acquisition included the issuance of 2.93 million new common shares valued at $108 million, with an additional $4 million credit to equity for the value of outstanding Woronoco stock options. The ESOP termination had no negative impact on stockholders' equity because the related charge to earnings was offset by credits to unearned compensation and additional paid in capital. These credits also offset the $5 million impact of the transfer of 146,971 shares to treasury stock, which represented full payment of the ESOP loan. The contribution of core earnings was mostly offset by dividends, additional treasury stock purchases of $5.0 million, and a $3.8 million decrease in accumulated other comprehensive income due to lower securities prices. The Company announced an increase in the quarterly cash dividend to $0.14 per share in August, representing a 17% increase from $0.12 per share in recent quarters.

Goodwill increased to $88 million and identifiable intangible assets increased to $12 million at September 30, 2005 due to the Woronoco acquisition. As a result, tangible book value per share was $17.03 at that date, compared to $21.19 at year-end 2004. The ratio of stockholders' equity to total assets measured 12.1% at September 30, 2005, compared to 10.1% at the prior year-end, due to the issuance of new common shares and the de-leveraging program executed in conjunction with the Woronoco acquisition. The ratio of tangible equity to tangible assets measured 7.6% at September 30, 2005, a decrease from 9.6% at year-end 2004, reflecting the impact of the higher goodwill and intangible assets resulting from the acquisition.

Under its repurchase plans, the Company repurchased 54,600 shares of its common stock at an average price of $32.93 per share during the quarter. During the second quarter, the Company completed the repurchase of 300,000 shares of its common stock under its sixth repurchase program and announced a seventh stock repurchase program, authorizing the purchase of up to 150,000 shares. Under this program, 57,600 shares remained available for repurchase as of September 30, 2005.

Derivative Instruments. Woronoco used on-balance sheet derivative instruments primarily for asset/liability management. The Company assumed these instruments through the Woronoco acquisition, including a $5 million interest rate swap agreement to hedge variable rate home equity line borrowings and $20 million in outstanding interest rate swaps used to hedge brokered certificates of deposit. These instruments are described more fully in the notes to consolidated financial statements in the Form 10-K filed by Woronoco for the year ended December 31, 2004. There have been no material changes in these arrangements since December 31, 2004.

Comparison  of Operating  Results for the Three and Nine Months Ended  September
--------------------------------------------------------------------------------
30, 2005 and 2004
-----------------

Net Income. The Company reported total net income of $4.75 million for the third quarter of 2005, increasing by 58% compared to total net income of $3.01 million for the third quarter of 2004. Earnings per share growth was less than earnings growth, primarily due to the issuance of shares for the acquisition. Net income per diluted share measured $0.54 in the third quarter of 2005, compared to $0.53 per diluted share in the third quarter of 2004. In 2005, third quarter expenses included $828,000 in charges related to the merger and system conversion. Also, third quarter net income included net securities sale gains of $832,000 in 2005, compared to $310,000 in 2004. Excluding the above items of income and expense (after tax), earnings per diluted share measured $0.54 in the third quarter of 2005, compared to $0.49 per diluted share in the third quarter of 2004, representing a 10% increase.

The Company reported total net income of $3.39 million for the first nine months of 2005, compared to total net income of $8.33 million for the first nine months of 2004. Net income per diluted share measured $0.48 compared to $1.45 for the same periods, respectively. In 2005, expenses included $1.79 million in charges related to the merger and system conversion. Also, 2005 net income included net securities gains of $2.65 million, compared to $1.01 million in 2004. Additionally, 2005 results included an $8.67 million non-cash charge for the termination of the Bank's Employee Stock Ownership Plan (ESOP) on June 30, 2005. Excluding the above items of income and expense (after tax), earnings per diluted share measured $1.59 in the first nine months of 2005, compared to $1.41 per diluted share in the first nine months of 2004, representing a 13% increase.

The efficiency ratio improved to a record 55.3% in the third quarter of 2005, compared to 60.4% in the third quarter of 2004. The return on assets was 0.92% in both of these periods. Berkshire produced a 13.5% return on average tangible equity in the third quarter of 2005, compared to 10.2% in the third quarter of 2004. The acquisition of Woronoco has increased the Company's market scope, resulting in improved volume and efficiency which have benefited earnings. The Woronoco integration was substantially completed as of the end of the most recent quarter, and the Company achieved its objectives for cost savings and core account retention. Third quarter earnings gains were achieved despite the effort required for the successful integration of the Woronoco operations, the cost of opening a third New York branch, and obtaining approval for a fourth New York branch.

Net Interest Income. Net interest income increased by $4.8 million (47%) in the third quarter and by $6.4 million (21%) for the first nine months of 2005 compared to 2004. Average earning assets increased by $620 million (50%) and by $304 million (25%) for these same periods, respectively. Berkshire's net interest margin decreased to 3.31% in the third quarter of 2005, compared to 3.36% in the third quarter of 2004. The nine month net interest margin decreased to 3.31% in 2005, compared to 3.38% in 2004. These margin decreases partially offset the benefit to interest income from the growth in average earning assets.

The increase in average assets was primarily due to the Woronoco acquisition, along with organic loan growth. The growth was primarily in average loans, with growth recorded in all major categories. Liability growth was split between deposits and borrowings, with increases recorded in all major categories. Both asset yields and liability costs increased during the last twelve months due to increases in short term interest rates in the markets. Liability costs rose more quickly due to the sensitivity of short term borrowings costs. Higher growth in average non-interest bearing demand deposits helped restrain growth in the cost of funds, with the result that the net interest margin declined less than the net interest spread.

Woronoco had a lower net interest margin, reflecting its lower yielding asset mix concentrated in residential mortgages and its higher utilization of higher cost borrowings and time deposits. These factors also contributed to the decline in the net interest margin in 2005. Growth in average demand deposit balances helped to mitigate this decline. Berkshire's net interest margin increased to 3.31% in the third quarter of 2005, compared to 3.26% in the second quarter of 2005, benefiting from the Bank's positive sensitivity to higher interest rates, its deposit and loan pricing strategies, and the de-leveraging program.

Berkshire's interest rate risk model indicated that the Company's net interest margin was positively sensitive to increases in interest rates. Net interest income has benefited from regular increases in the prime interest rate over the last year. However, long-term interest rates have not increased as much as the prime interest rate, with the result that there has been a significant flattening of the yield curve. Additionally, deposit pricing margins have moved unfavorably due to market reactions to the increases in interest rates from recent record lows. These factors have contributed to the decrease in the net interest spread. To counter these effects, the Company has emphasized loan growth and growth of relationship-oriented transaction account balances. The Company has also maintained a focus on lower-yielding shorter duration earning assets to better position the Company for potential future increases in interest rates.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance at September 30, 2005 was discussed in the previous section on Asset Quality in the discussion of financial condition at September 30, 2005. The provision for loan losses has exceeded the modest level of net loan charge-offs in all periods shown in this report, and therefore has contributed to growth in the allowance as the loan portfolio has also grown. The provision for loan losses decreased for the periods shown in 2005 compared to 2004 primarily due to the lower level of net loan charge-offs in those periods.

Non-Interest Income. Non-interest income increased by $2.2 million (129%) and by $5.1 million (91%) in the third quarter and for the first nine months of 2005 compared to 2004, respectively. Quarterly non-interest income was about $1.6 million at Woronoco before the acquisition, and the third quarter of 2005 was the first full quarter including Woronoco operations.

Excluding the Woronoco contribution, growth in non-interest income has been primarily due to higher net gains on the sale of securities, which increased by $522,000 in the third quarter and by $1.6 million in the first nine months of 2005 compared to 2004. These gains were related to the sale of equity securities, reducing equity price risk in the investment portfolio. Non-interest income also benefited from gains on the sale of loans and securitized loans, which increased by $689,000 in the first nine months of 2005 compared to 2004. These gains followed steps taken by the Company in 2003 and 2004 to improve liquidity by securitizing residential mortgages.

Total service fee income includes fees for customer service, wealth management, insurance, and loan services. Total service fee income was $2.8 million for the third quarter of 2005, increasing by $1.5 million (121%) compared to the third quarter of 2004. For the first nine months, service fee income totaled $6.3 million, increasing by $2.5 million (66%) compared to the same period of 2004. The largest increase was in customer service fees due to the Woronoco contribution, as well as to organic growth in traditional markets. Customer service fees benefited from growth in the ATM network, new overdraft protection products, and fees associated with transaction account growth. Insurance service fees increased significantly due to the insurance operations acquired as part of Woronoco. Wealth management fee increases reflected growth in assets under management, which increased for the 2005 year-to-date at an annualized rate of 16% to $400 million, primarily due to organic growth. Service fee income growth continues to be a significant element of the Company's growth strategy. The ratio of non-interest income, excluding securities gains, to average assets was 0.60% in the third quarter of 2005 quarter, compared to 0.44% in the third quarter of 2004, reflecting this strategic emphasis. The Company has also benefited from higher income related to bank owned life insurance due to purchases made in 2004.

Non-Interest Expense. Non-interest expense increased by $4.4 million (62%) in the third quarter and by $15.5 million (72%) for the first nine months of 2005 compared to 2004. For the nine months, the increase included the $8.7 million non-cash charge related to the ESOP termination. Excluding this charge, the increase for the nine months was $6.9 million (32%). The primary reason for the remaining increase in expense was the impact of the Woronoco acquisition. Woronoco's quarterly non-interest expense, excluding merger related charges, was about $4.8 million prior to the acquisition. The most recent quarter was the first full quarter including the acquired Woronoco operations. Non-interest expense also increased due to the merger and conversion related charges, which totaled $828,000 and $1.8 million for the third quarter and first nine months of 2005, respectively.

The merger and system conversion charges included indirect costs of the Woronoco acquisition, together with costs of converting the Company's core banking systems and of converting the acquired Woronoco systems and integrating the Woronoco operations. Also included in these charges were interim staffing and systems costs of Woronoco operations in the third quarter through the conversion in August. Expenses in the most recent quarter included $190,000 in operating costs of new branches and intangible asset amortization expense of $470,000.

The ratio of non-interest expense to average assets was 2.25% in the third quarter of 2005, compared to 2.20% in the third quarter of 2004. Excluding the ESOP termination charges and merger and conversion expense, this ratio decreased to 2.09% in the third quarter of 2005. This was the primary reason for the improvement in the efficiency ratio to 55.3% from 60.4% for these periods, and reflects a strategic efficiency objective of the Woronoco acquisition, as well as other expense management initiatives. The Company estimated that total cost savings and integration efficiencies related to the Woronoco acquisition equated to about 36% of Woronoco's first quarter non-interest expense, excluding merger-related charges. These cost savings exceeded the Company's original 30% objective for cost savings.

Income Tax Expense and Discontinued Operations. The effective income tax rate measured 34.1% in the third quarter and 33.4% for the first nine months of 2005, excluding the ESOP termination charge and a related $288,000 benefit. The effective income tax rate measured 32.0% and 32.1% for the same periods in 2004. The increase for the first nine months in 2005 was due primarily to proportionately fewer tax advantaged securities in 2005. Results in 2004 also included net losses of $431,000 in the first six months, representing the after-tax loss on discontinued operations of EastPoint Technologies, LLC, which was sold in June 2004.

Comprehensive Income. Comprehensive income includes changes in accumulated other comprehensive income, which consist of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and net gain/(loss) on derivative instruments. The Company recorded a $425,000 comprehensive loss in the first nine months of 2005, compared to comprehensive income of $7.1 million in the first nine months of 2004. Net unrealized securities losses were recorded in both periods due to changes in bond prices primarily related to interest rate changes.

Liquidity and Cash Flows
------------------------

The Company's primary use of funds in the first nine months of 2005 was related to the acquisition of Woronoco, including the reduction of borrowings through de-leveraging and the cash paid for the acquisition of the Woronoco common stock and expenditures for the direct cost of the acquisition. The primary source of funds was the sale of investment securities. Securities available-for-sale and borrowings provide additional future liquidity sources. Berkshire Bancorp's primary routine source of funds is dividends from subsidiaries and its primary routine use of funds is dividends to shareholders and treasury stock purchases. The Company also receives cash from the exercise of stock options. For the first nine months of 2005, the de-leveraging program also had a significant impact on cash flows, with proceeds from securities sales used to pay down Federal Home Loan Bank borrowings. These proceeds were also used to fund loan growth during this period. Additional discussion about the Company's liquidity is contained in the Company's 2004 Annual Report on Form 10-K in Item 7.

Capital Resources
-----------------

Please see the "Equity" section of the Comparison of Financial Condition for a discussion of Stockholders' Equity. At September 30, 2005, Berkshire Bank continued to be classified as "well capitalized". Additional information about capital is contained in Note 7 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
------------------------------

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company's financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company's off-balance sheet arrangements is presented in the Company's Form 10-K for the year. For the three months ended September 30, 2005, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows. The Company acquired certain off-balance sheet arrangements as a result of the acquisition of
Woronoco. These included credit related financial instruments and lease commitments which were not materially different from those presented in the Form 10-K filed by Woronoco for the year ended December 31, 2004. Additionally, the Company acquired certain derivative financial instruments which were discussed in the Comparison of Financial Condition section of this report, as well as in the Form 10-K filed by Woronoco for the year ended December 31, 2004.

Contractual Obligations
-----------------------

Information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2004. There were no material changes in the Company's payments due under contractual obligations during the first nine months of 2005 except for certain contractual commitments as a result of the acquisition of Woronoco. These included operating lease obligations which were not materially different from those presented in the Form 10-K filed by Woronoco for the year ended December 31, 2004. Additionally, the Company acquired long-term debt consisting of FHLB advances with an original maturity of greater than one year. Certain advances are callable in 2005 and 2006 at the option of the FHLB. The long-term debt due to the FHLB had been reduced in connection with the deleveraging program implemented in conjunction with the acquisition. The balance of long-term borrowings acquired from Woronoco was $183 million at September 30, 2005. The contractual maturities of these obligations were $61 million for the final quarter of 2005, $60 million in total for the two years 2006 and 2007, $38 million in total for the two years 2008 and 2009, and $24 million for subsequent years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Please see the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk. The Company has incorporated into its model the assets and liabilities purchased from Woronoco. Woronoco had a negative one year interest rate gap, with interest sensitive liabilities exceeding interest sensitive assets. Accordingly, projected changes in interest income moved inversely to the direction of interest rate changes. This was the opposite of the Company's recent sensitivity in a rising rate environment. Woronoco also had a higher amount of optionality in its profile, primarily due to the higher concentration of residential mortgages which have prepayment speeds that are more sensitive to interest rate changes. The sensitivities were partially mitigated due to de-leveraging through the sale of longer duration mortgage related assets and the related reduction of borrowings. The net effect of the Woronoco acquisition has been to reduce the Bank's modest positive sensitivity to rising interest rates in the near term.

The most significant model assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity in a rising interest rate environment will be a percentage of the market interest rate change as follows:
NOW accounts ranging between 0 and 40% depending on the type:, money market accounts - ranging between 50 and 75% depending on the type, and savings accounts 50%. In a downward rate environment, it is assumed that deposit rate changes will be 100% of the interest rate change, subject to assumed market floors for each type of account.

The following table sets forth, as of September 30, 2005 and December 31, 2004, estimated net interest income and the estimated changes in the Company's net interest income for the next twelve-month period, which may result from instantaneous increases or decreases in market interest rates of 100 and 200 basis points (rate shocks).


  Increase/(decrease)                  At September 30, 2005                           At December 31, 2004
  in market interest          -----------------------------------------    ------------------------------------------
 rates in basis points                         Dollar         Percent                        Dollar         Percent
      (rate shock)               Amount        Change         change          Amount         Change         change
-------------------------    -------------  -------------  ------------    -------------  -------------  ------------
  (Dollars in millions)
          200                    $ 61.3        $  0.3           0.5%          $ 41.4          $ 1.0           2.5 %
          100                      61.0            --            --             40.7            0.3           0.7
         Static                    61.0            --            --             40.4             --            --
         (100)                     61.6           0.6           0.9             40.4            0.1           0.1
         (200)                     57.5          (3.5)         (5.7)            36.5           (3.9)         (9.7)

The table shows that there is little projected sensitivity of net interest income to the modeled 100 and 200 basis point rate shocks except in the case of a 200 basis point downward shock. This is viewed as unlikely based on the level and trend of interest rates. This downward sensitivity reflects the accelerated potential prepayment of loans and securities in a very low rate environment. The Company believes that it has benefited from recent rate increases because savings rates have been less sensitive than the model assumes. The Company believes that there has been a negative impact from the flattening yield curve. The model assumes that the shape of the curve remains constant.

For the Bank, market risk also includes price risk, primarily security price risk. The available-for-sale securities portfolio had unrealized losses before taxes of $657,000 at September 30, 2005. Changes in this figure are reflected, net of taxes, in accumulated other comprehensive income as a separate component of Berkshires' stockholders' equity. The available-for-sale securities portfolio had a net unrealized gain of $6.6 million at December 31, 2004. The change is primarily due to unrealized losses on pass through mortgage-backed securities because of higher interest rates at September 30, 2005. It also reflects gains recorded on the sale of securities and securitized loans, which decreased the net unrealized gains remaining in the portfolio. Unfavorable market conditions or other factors could cause price declines in the securities portfolio. The Bank is gradually reducing its exposure to equity securities to reduce the price risk in this sector. The equity portfolio had a $3.1 million net unrealized gain as of September 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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

During the first nine months of 2005, the Company implemented changes that materially affected its internal controls over financial reporting. The Company converted its core banking systems, which record all loan and deposit activity, to a different system provided by a different vendor. This change was previously announced following the sale by the Company of its data processing subsidiary in 2004. Along with the core systems conversion, the Company converted other systems, including its general ledger system, to new systems with enhanced capabilities. Also, following the Company's acquisition of Woronoco Bancorp, Inc. on June 1, 2005, the Company implemented interim accounting processes related to the Woronoco operations followed by a conversion of the Woronoco core banking and other accounting systems to the Company's systems in August 2005. The above changes were made in accordance with the Company's ongoing review of its internal control over financial reporting and not in response to an identified significant deficiency or material weakness.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

The  following  table  provides  certain   information  with  regard  to  shares
repurchased by the Company in the third quarter of 2005.

-----------------------------------------------------------------------------------------------------------

                                                                        (c)
                                                                  Total Number of                (d)
                                                                      Shares               Maximum Number
                                   (a)              (b)          Purchased as Part            of Shares
                               Total Number    Average Price        of Publicly            that May Yet Be
                                of Shares         Paid per        Announced Plans        Purchased under the
          Period                Purchased          Share            or Programs           Plans or Programs
-----------------------------------------------------------------------------------------------------------
July 1-
July 31, 2005                          --             --                      --                   112,200
-----------------------------------------------------------------------------------------------------------
August 1-
August 31, 2005                    25,600        $ 32.80                  25,600                    86,600
-----------------------------------------------------------------------------------------------------------
September 1-
September 30, 2005                 29,000        $ 33.05                  29,000                    57,600
-----------------------------------------------------------------------------------------------------------
Total                              54,600        $ 32.93                  54,600                    57,600
-----------------------------------------------------------------------------------------------------------


On May 25, 2005, the Company authorized the purchase of up to 150,000 shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended September 30, 2005. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS
-----------------

         3.1      Certificate  of  Incorporation  of  Berkshire  Hills  Bancorp,
                  Inc.(1)

         3.2      Bylaws of Berkshire Hills Bancorp, Inc. (2)

         4.0      Specimen Stock Certificate of Berkshire Hills Bancorp, Inc.(1)

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer

         32.1     Section 1350 Certification of Chief Executive Officer

         32.2     Section 1350 Certification of Chief Financial Officer
                  -------------------------------------------
         (1) Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
         (2) Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 11, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BERKSHIRE HILLS BANCORP, INC.


Dated: November 8, 2005         By: /s/ Michael P. Daly
                                    -----------------------------------
                                    Michael P. Daly
                                    President, Chief Executive Officer
                                    and Director
                                    (principal executive officer)

Dated: November 8, 2005         By: /s/ Wayne F. Patenaude
                                    -------------------------------------
                                    Wayne F. Patenaude
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)