Form 10-K
period 2005-12-31
BERKSHIRE HILLS BANCORP INC
filed 2006-03-16
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number: 0-58514

BERKSHIRE HILLS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3510455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 North Street, Pittsfield, Massachusetts	01201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (413) 443-5601
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $235 million, based upon the closing price of $33.32 as quoted on the American Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 1, 2006, was 8,584,230.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire Hills”) and Berkshire Bank (the “Bank”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” "intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire Hills and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire Hills’ and the Bank’s market area, changes in real estate market values in Berkshire Hills’ and the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, on June 1, 2005, the Company completed the acquisition of Woronoco Bancorp, Inc. (“Woronoco”). Risks and uncertainties related to the acquisition include the achievement of anticipated future earnings benefits. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire Hills does not undertake, and specifically disclaims any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Berkshire Hills Bancorp, Inc. is a Delaware corporation and the holding company for Berkshire Bank. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and is the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts and operates 24 full-service banking offices serving communities throughout Western Massachusetts and in Northeastern New York. The Bank is structured to operate in three regions: its traditional Berkshire County Region; the Pioneer Valley Region along the Connecticut River valley in Massachusetts; and the New York Region serving Albany and the surrounding area in Northeastern New York.

The Bank is aggressively transitioning from a community bank to a regional bank. It plans to approximately double the size of its branch office network over the next three years by opening additional full-service offices, and to grow its commercial banking program. Additionally, the Bank seeks growth through acquisitions, including possible expansion into Southern Vermont and Northern Connecticut. The Bank entered the Pioneer Valley area of Massachusetts in 2005 with the acquisition of Woronoco Bancorp, Inc., and has made acquisitions of insurance and financial planning providers in the last two years. Berkshire Bank is positioning itself as the financial institution of choice in its three regions. These three regions are viewed as having favorable demographics and provide an attractive regional niche for the Bank to distinguish itself as the preferred choice compared to larger super-regional banks and smaller community banks.

The Bank is a full-scale provider of deposit, lending, investment, and insurance products by a team of employees with extensive experience in banking, insurance, and investment management. The Company stresses quality control, including using Six Sigma tools to improve operational effectiveness and efficiency. It is enhancing its credit and risk management functions to maintain strong asset quality and careful interest rate management. It stresses a culture of teamwork and performance excellence to produce customer satisfaction as the basis for its strategic growth and profitability.

COMPANY WEBSITE AND AVAILABILITY OF SECURITIES AND EXCHANGE COMMISSION FILINGS

The Company’s Internet website is www.berkshirebank.com. The Company makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission. Information on the website is not incorporated by reference and is not a part of this annual report on form 10-K.

COMPETITION

The Bank is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks such as Bank of America, TD Banknorth, and Citizens Bank, which have substantially greater resources and lending limits. Non-bank competitors include credit unions, brokerage firms, insurance

Back to Index

providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of Internet-accessible financial institutions increases competition for Berkshire Bank’s customers. The Bank generally competes on the basis of customer service, relationship management, and the pricing of loan and deposit products and wealth management services. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Bank has recently designated regional headquarters led by regional presidents as an important component of its market management. The Company offers a customer-focused brand of “Trusted Solutions” to maintain hometown, common sense values, building emotionally connected relationships with customers, and delivering a customized set of products and services and a consistent and familiar experience.

LENDING ACTIVITIES

General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters. The majority of the Bank’s loans are secured by real estate in its primary markets, and lending activities are therefore affected by activity in these real estate markets. The loan portfolio includes loans acquired through the acquisition of Woronoco Bancorp, Inc. in 2005.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Residential mortgages	$549.8	39%	$235.2	28%	$265.5	34%	$241.6	33%	$232.6	29%
Commercial mortgages	410.7	29	260.5	32	206.4	26	157.1	22	128.6	16
Commercial business	158.7	11	150.9	18	166.3	21	165.3	23	170.3	21
Consumer	297.2	21	181.5	22	154.0	19	159.0	22	271.0	34
Total loans	1,416.4	100%	828.1	100%	792.2	100%	723.0	100%	802.5	100%

Allowance for loan losses	(13.0)		(9.3)		(9.0)		(10.3)		(11.0)
Net loans	$1,403.4		$818.8		$783.2		$712.7		$791.5

Residential mortgages. The Bank originates first mortgage loans to individuals, secured by one-to-four family residences in its markets. The Bank originates both fixed-rate and adjustable rate mortgages to finance primary and secondary residences, as well as non-owner occupied properties. The Bank also provides construction and land development first mortgage loans to individuals.

The Bank’s loan products generally conform to secondary market guidelines, including Fannie Mae and Freddie Mac guidelines. The Bank also offers jumbo loan products. Berkshire Bank generally underwrites, processes and closes its residential mortgages following conforming secondary market guidelines. The Bank also participates in certain programs to provide financing for low- and moderate-income families, including offering Federal Housing Authority, Veterans Administration, and Massachusetts Housing Finance Agency mortgages.

Berkshire Bank also originates construction and land development loans to individuals for the construction and acquisition of personal residences. These loans generally provide for the payment of interest only during the construction phase, which is usually up to fifteen months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Construction and land development loans are generally made on the same underwriting terms as Berkshire Bank’s one-to four-family mortgage loans. Residential construction loans totaled $35.4 million at year-end 2005.

The Bank generally originates adjustable rate mortgage loans for its own portfolio. The Bank normally sells on a flow basis most 15 year and 30 year fixed rate mortgages at the time of origination, and forward sale commitments are made when customers choose to rate-lock their mortgage applications. Sometimes the Bank also sells or securitizes some existing residential mortgages to adjust interest rate risk or to provide liquidity. Adjustable-rate mortgage loans help reduce the Bank’s exposure to changes in interest rates, subject to the limitations of periodic and lifetime interest rate caps which are common to these loans. Adjustable-rate mortgage loans have potentially higher credit risk in periods of rising interest rates due to the impact of increased payments

Back to Index

on borrowers. There has been no material adverse impact on the Bank to date related to the interest rate risk and credit risk of adjustable-rate mortgages.

Commercial Mortgages. The Bank originates commercial mortgages on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities predominantly located in Berkshire Bank’s primary market area. This portfolio also includes 1-4 family and multifamily properties. Loans may generally be made with terms of up to 20 years and with interest rates that adjust periodically (primarily from floating to five years) and are generally indexed to Berkshire Bank’s base rate.

Berkshire Bank generally requires that the properties securing these mortgages have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times. Loans may be made up to 80% of appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history.

The Bank also originates construction loans, including multifamily properties, commercial properties, single-family subdivisions, and condominiums. These loans generally have an interest-only phase during construction and then convert to permanent financing. Berkshire Bank also originates land loans to local contractors and developers for the purpose of holding or developing the land for sale. Land loans are offered with a term of three years in which only interest is required to be paid each month. A balloon payment for the principal plus any accrued interest is due at the end of the loan term. Commercial construction loans totaled $59.0 million at year-end 2005.

Commercial mortgages generally involve larger principal amounts and a greater degree of risk than residential mortgages. They also often provide higher yields and involve less interest rate risk, compared to residential mortgages. Because commercial mortgage payments are often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Additionally, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than on established cash flows. If the Bank is forced to foreclose on a construction project before or at completion, there is a higher risk of credit loss. Berkshire Bank seeks to minimize these risks through strict adherence to its underwriting standards and portfolio management processes.

Commercial Business Loans. Berkshire Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Bank offers secured commercial term loans, which have maturities of greater than one year and the repayment of which is dependent on future earnings. The term for repayment will normally be limited to the lesser of the expected useful life of the asset being financed or a fixed amount of time, generally seven years or less. Berkshire Bank also offers loans originated to finance a business’ equipment and machinery, revolving loans, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal.

Commercial lending policies regarding debt-service coverage ability and guarantees are similar to those which govern commercial real estate lending. Commercial business loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 95% of the liquidation value of the collateral securing the loan. Some commercial loans may also be secured by liens on real estate. Berkshire Bank generally does not make unsecured commercial loans.

Commercial loans are of higher risk and are made primarily on the basis of the borrower’s ability to make repayment from the cash flows of its business. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The Bank gives additional consideration to the borrower’s credit history and capacity to help mitigate these risks. Commercial loans are often a central component of a total commercial banking relationship, and are therefore an important component of the Bank’s lending activities.

Consumer Loans. Berkshire Bank’s consumer lending strategy is focused on automobile loans and home equity loans. The Bank has been offering indirect auto loans through auto dealers primarily in its market area for more than fifteen years. The auto loan portfolio is largely comprised of these indirect loans, along with auto loans originated directly through the branch network. The Bank offers fixed-rate automobile loans with terms of up to 72 months for new and recent model used cars and up to 66 months for older model used cars. The Bank generally makes such loans up to 100% of the retail value shown in the NADA Used Car Guide. The interest rates offered differ depending on the age of the automobile and interest rates offered by competitors. This program is targeted towards prime grade credits; the Bank does not offer subprime lending programs. The auto loans have produced a higher loan charge-off rate than the Bank’s other loan portfolios, which is viewed as normal for this segment.

Back to Index

Collections are more sensitive to changes in borrower financial circumstances, and the collateral can be depreciated or damaged prior to repossession. Additionally, collections are more subject to the limitations of federal and state laws. Auto loans outstanding totaled $147.3 million at year-end 2005.

The Bank’s home equity portfolio consists chiefly of borrowings under home equity lines of credit, which are typically secured by second mortgages on borrower’s residences. Home equity lines have an initial revolving period up to ten years, followed by an amortizing term up to fifteen years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed rate second mortgages with terms up to fifteen years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined. Home equity line credit risks are similar to those of adjustable rate first mortgages, although these loans may be more sensitive to losses when interest rates are rising due to more sensitivity to rate changes and more possible compression of collateral coverage on second liens. The Bank also includes all other consumer loans in this portfolio total, including personal secured and unsecured loans and overdraft protection facilities. Home equity and other loans outstanding at year-end 2005 totaled $149.9 million.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2005. The contractual maturities do not reflect premiums, discounts, and deferred costs, and do not reflect prepayments.

Contractual Maturity	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Construction mortgage loans:
Residential	$1,880	$33,488	$-	$35,368
Commercial	16,192	34,967	7,809	58,968
Commercial business loans	58,725	38,592	61,429	158,746
Total	$76,797	$107,047	$69,238	$253,082

For the $176.3 million total of loans above which mature in more than one year, $31.4 million of these loans are fixed rate and $144.9 million are variable rate.

Loan Administration. Lending activities are governed by a loan policy approved by the Board of Directors. The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Board. The Bank has designated internal staff who perform post-closing loan documentation review, quality control and ongoing loan review. The Bank’s policy is to assign a risk rating to all commercial loans and loan review staff perform an ongoing program of loan and risk rating reviews. Management also employs an independent third party for loan reviews, as discussed in “Allowance for Loan Losses.”

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by Berkshire Bank’s Board of Directors and management. All commercial loans in excess of $1.5 million require the approval of the Risk Management Committee of the Board of Directors or the full Board of Directors. The Bank’s lending activities are conducted by its salaried and commissioned loan personnel and through its relationships with automobile dealers. From time to time, the Bank will purchase whole loans or participations in loans. These loans are underwritten according to Berkshire Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. The Bank from time to time will sell or securitize residential mortgages in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio, the Bank’s interest rate risk profile and liquidity needs. The Bank sells a limited number of commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval.

Nonperforming Assets. While Berkshire Bank generally prefers to work with borrowers to resolve problems, Berkshire Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports to the Board of Directors monthly on the amount of loans delinquent more than 30 days, all loans in foreclosure, and all foreclosed and repossessed property that Berkshire Bank owns. Berkshire Bank generally ceases accruing interest on all commercial and residential loans when principal or interest payments are delinquent 90 days or more unless management determines the loan principal and interest to be fully-secured and in the process of collection. Delinquent automobile loans remain on accrual status until they reach 120 days delinquent. At that time they are charged-off, except for those customers who are in bankruptcy proceedings with a secured loan, in which case the loan is transferred to nonaccrual status.

Back to Index

The following table sets forth additional information on year-end problem assets.

(Dollars in thousands)	2005	2004	2003	2002	2001

Nonaccruing loans:
Residential mortgages	$261	$327	$348	$230	$310
Commercial mortgages	271	147	496	-	-
Commercial business	553	523	1,887	2,850	2,077
Consumer	101	155	468	661	315
Total nonperforming loans	1,186	1,152	3,199	3,741	2,702
Real estate owned	-	-	-	1,500	-
Total nonperforming assets	$1,186	$1,152	$3,199	$5,241	$2,702

Troubled debt restructurings	$1,234	$510	$214	$-	$-
Accruing loans 90+ days past due	110	65	306	590	1,306

Total nonperforming loans/total loans	0.08%	0.14%	0.40%	0.52%	0.34%
Total nonperforming assets/total assets	0.06%	0.09%	0.26%	0.36%	0.26%

Interest income that would have been recorded for 2005 had nonaccruing loans been current according to their original terms, amounted to $112,000. The amount of interest income on those loans that was included in net income in 2005 was $14,000.

Real estate acquired by Berkshire Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. At year-end 2005, Berkshire Bank had no foreclosed real estate.

Asset Classification. The Bank performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, Berkshire Bank regularly analyzes the losses inherent in its loan portfolio and its nonperforming loans to determine the appropriate level of the allowance for loan losses. There are four classifications for problem assets: loss, doubtful, substandard and special mention. An asset classified as “Loss” is normally fully charged-off. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Nonaccruing loans are normally classified as substandard. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “Special Mention.”

At year-end 2005, there were no loan balances classified as loss. The balance of loans classified as doubtful was $338,000. Loans classified as substandard totaled $9.5 million. Berkshire Bank had no substandard loans greater than $500,000, which were not performing according to their terms at year-end 2005. The largest three substandard commercial relationships totaled $5.4 million. These relationships were performing in accordance with their terms at year-end 2005. Loans classified as substandard are collectively regarded as having the potential to be nonperforming in the future. Loans rated special mention totaled $26.5 million at year end 2005.

Allowance for Loan Losses. Berkshire Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance represents management’s estimate of probable losses based on information available as of the date of the financial statements.

The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, management employs an independent third party to perform an annual review of all of Berkshire Bank’s commercial loan relationships exceeding $1 million, all material credits on Berkshire Bank’s watch list or classified as substandard, and a random sampling of new loans. The regulatory agencies, as an integral part of their examination process, also periodically review Berkshire Bank’s allowance for loan losses. Such agencies may require Berkshire Bank to make additional provisions for estimated losses based upon judgments different from those of management.

Back to Index

In assessing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are based on management’s judgment, including consideration of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values and economic conditions. The loss factors may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Generally, nonaccruing commercial loans are deemed impaired and evaluated for specific valuation allowances. Berkshire Bank primarily segregates the loan portfolio according to the primary loan types: residential mortgages, commercial mortgages, commercial business loans and consumer loans.

In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories. These factors include management’s subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management’s objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Berkshire Bank’s financial condition and results of operations.

The following table presents an analysis of the allowance for loan losses for the years indicated.

(Dollars in thousands)	2005		2004		2003		2002		2001

Balance at beginning of year	$9,337		$8,969		$10,308		$11,034		$10,216
Charged-off loans:
Residential mortgages	-		-		-		-		2
Commercial mortgages	-		138		-		510		222
Commercial business	432		218		157		444		797
Consumer	1,110		1,846		4,207		9,074		6,041
Total charged-off loans	1,542		2,202		4,364		10,028		7,062

Recoveries on charged-off loans
Commercial business	55		296		440		178		265
Consumer	517		709		1,125		2,944		440
Total charged-off recoveries	572		1,005		1,565		3,122		705

Net loans charged-off	970		1,197		2,799		6,906		6,357
Allowance attributed to loans acquired by merger	3,321		-		-		-		-
Provision for loan losses	1,313		1,565		1,460		6,180		7,175
Allowance for loan losses,
Balance at end of year	$13,001		$9,337		$8,969		$10,308		$11,034

Ratios:

Net loans charged-off/average total loans	0.08%		0.15%		0.35%		0.87%		0.78%
Recoveries/charged-off loans	37.09		45.64		35.86		31.13		9.98
Net loans charged-off/allowance for loan losses	7.46		12.82		31.21		67.00		57.61
Allowance for loan losses/total loans	0.92		1.13		1.13		1.43		1.37
Allowance for loan losses/nonperforming loans	10.96	x	8.11	x	2.80	x	2.76	x	4.08	x

Back to Index

The following table presents year-end data for the approximate allocation of the allowance for loan losses by loan categories at the dates indicated and the percentage of loans in each category. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

	2005		2004		2003		2002		2001

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans		Loans		Loans		Loans		Loans
		in Each		in Each		in Each		in Each		in Each
	Amount	Category to	Amount	Category to	Amount	Category to	Amount	Category to	Amount	Category to
(Dollars in thousands)	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans

Residential mortgages	$1,649	39%	$435	28%	$491	34%	$446	33%	$430	29%
Commercial mortgages	5,933	29	3,828	32	2,945	26	1,843	22	1,917	16
Commercial business	3,517	11	3,344	18	3,362	21	3,369	23	4,470	21
Consumer	1,902	21	1,730	22	2,171	19	4,650	22	4,217	34

Total	$13,001	100%	$9,337	100%	$8,969	100%	$10,308	100%	$11,034	100%

INVESTMENT SECURITIES ACTIVITIES

The investment securities portfolio is primarily used to provide for Berkshire Bank’s cash flow needs, to provide adequate liquidity to protect the safety of customer deposits and to earn a reasonable return on investment. The average maturity or repricing and the types of securities are based upon the composition, maturity, and quality of the loan portfolio, interest rate risk and Berkshire Bank’s liquidity position and deposit structure.

The Risk Management Committee of the Board of Directors is responsible for developing and reviewing Berkshire Bank’s investment policy. Investment decisions are made in accordance with the Bank’s investment policy and are based upon the quality of a particular investment, its inherent risks, the Bank’s liquidity needs, prospects for yield and/or appreciation and the potential tax consequences. General investment strategies are developed and authorized by the Risk Management Committee. The execution of specific investment actions and the day-to-day oversight of the Bank’s investment portfolio rests with the President and the Treasurer. The Board of Directors receives a monthly report of all securities transactions made during the previous month.

The majority of the Bank’s investments in recent years have been in mortgage-backed securities issued or guaranteed by U.S. Government sponsored enterprises. The Bank has focused on buying adjustable rate pass-through mortgage-backed securities that have limited extension risk, such as five- and seven-year hybrid and 10-year fixed rate mortgage-backed securities. These securities typically have an average duration of 3-5 years. Securities acquired as a result of the Woronoco acquisition also were primarily U.S. Government sponsored enterprise pass-through mortgage-backed securities, although these securities were mostly backed by fixed rate loans. Nearly all the mortgage-backed securities owned by the Bank are issued by Fannie Mae or Freddie Mac. No other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2005. The Bank also purchases municipal bonds and obligations, and purchases and originates industrial revenue bonds. Some of these securities support local municipal relationships and these securities provide a tax-advantaged yield. Other corporate bonds are primarily investment grade trust preferred securities issued by financial institutions. The equity securities portfolio consists primarily of investments in the common stock of the Federal Home Loan Bank of Boston. Berkshire Bank historically had an actively managed portfolio of exchange traded equity securities of bank, utility and industrial stocks, but this portfolio has been decreasing due to securities sales to reduce price risk in this portfolio. The cost basis of exchange traded stocks was $2.4 million at year-end 2005.

In 2005, the Bank executed a deleveraging program in conjunction with the Woronoco acquisition in order to reduce the leverage of the combined institutions. This was accomplished primarily through the sale of mortgage-backed securities, along with the sale of primarily fixed rate residential mortgage loans. In recent years, the securities portfolio has been partially funded through borrowings. Due to the flat interest rate yield curve in 2005, there were fewer opportunities to earn an attractive spread via this strategy, and purchases of securities were accordingly de-emphasized.

Berkshire Bank’s investment policy allows the use of certain hedging strategies, including the purchase of options in an effort to increase the return and decrease the risk on the securities portfolio. The Bank has used covered call option strategies in the

Back to Index

past and may continue to do so in the future. The Bank has not used interest rate futures or options on futures as part of its interest rate hedging strategies.

The following table presents the year-end amortized cost and fair value of Berkshire Bank’s securities, by type of security, for the years indicated

	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Available for sale securities
U.S. Government agencies	$69	$63	$1,106	$1,113	$20,840	$20,969
Municipal bonds and obligations	63,701	63,673	19,169	19,172	12,294	12,282
Mortgage-backed securities	264,705	258,504	323,956	322,585	239,586	239,870
Other bonds and obligations	24,356	24,703	9,418	9,429	19,668	19,416
Equity securities	41,667	43,933	24,210	32,122	21,481	29,854

Total available for sale securities	$394,498	$390,876	$377,859	$384,421	$313,869	$322,391
Hold to maturity securities
Municipal bonds and obligations	$23,851	$23,851	$25,227	$25,227	$20,545	$20,545
Mortgage-backed securities	6,057	5,912	4,715	4,672	16,358	16,323

Total held to maturity securities	$29,908	$29,763	$29,942	$29,899	$36,903	$36,868

The following table summarizes year-end 2005 amortized cost, weighted average yields and contractual maturities of debt securities. Yields are stated on a book basis (not fully taxable equivalent).

			More than One		More than Five Years
	One Year or Less		Year to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in millions)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

U.S. Government agencies	$-	-%	$0.1	5.26%	$-	-%	$-	-%	$0.1	5.26%
Municipal bonds and obligations	8.3	3.49	5.0	4.50	2.9	3.85	71.3	4.20	87.5	4.14
Mortgage-backed securities	-	-	15.1	3.59	81.1	4.22	174.6	4.36	270.8	4.27
Other bonds and obligations	-	-	-	-	3.0	5.18	21.3	5.90	24.3	5.82
Total	$8.3	3.49%	$20.2	3.82%	$87.0	4.24%	$267.2	4.44%	$382.7	4.34%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

Deposits are the major source of funds for Berkshire Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank also uses borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs. In 2005, the Company created a trust subsidiary to issue $15.0 million in trust preferred securities, which provided funds which were invested in the Bank as additional paid in capital, thereby increasing its regulatory capital.

Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. Berkshire Bank’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and time certificates of deposit. The Bank emphasizes its transaction deposits - checking and NOW accounts for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. Money market accounts have increased in popularity due to their interest rate structure. Savings accounts include traditional passbook and statement accounts. The Bank’s time accounts provide maturities from three months to ten years. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. The Bank added brokered time deposit accounts with the acquisition of Woronoco Bancorp, and may utilize brokered deposits from time to time in the future. The balance of brokered time deposits was $56.9 million at year-end 2005.

Back to Index

The following table presents information concerning average balances and weighted average interest rates on Berkshire Bank’s deposit accounts for the years indicated.
	2005			2004			2003
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(Dollars in millions)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$149.6	13%	-%	$103.7	12%	-%	$91.6	11%	-%
NOW	121.7	11	0.39	97.9	11	0.09	90.2	11	0.17
Money market	209.0	18	2.13	160.3	19	1.29	132.5	16	1.24
Savings	205.8	18	0.90	168.5	20	0.77	170.7	21	1.01
Time	445.2	40	2.14	321.0	38	2.78	330.1	41	3.13
Total	$1,131.3	100%	-%	$851.4	100%	1.46%	$815.1	100%	1.70%

At year-end 2005, Berkshire Bank had time deposit accounts in amounts of $100,000 or more maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate
(Dollars in thousands)
Three months or less	$30,858	2.89%
Over 3 months through 6 months	40,127	3.12
Over 6 months through 12 months	76,983	4.24
Over 12 months	118,945	4.50
Total	$266,913	4.03%

The FHLBB functions as a central reserve bank providing credit for member institutions. As an FHLBB member, Berkshire Bank is required to own capital stock of the FHLBB. Member banks are eligible to borrow money from the FHLBB, with borrowings generally secured by most of the member’s mortgage loans and mortgage-related securities, as well as certain other assets. Provided certain creditworthiness standards have been met, advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

WEALTH MANAGEMENT SERVICES

The Bank’s Asset Management/Trust Group provides client-centered consultative trust relationship management to individuals, businesses, and institutions, with an emphasis on personal investment management to individuals. The group has built a ten year track record with its dedicated in-house investment management team. At year-end 2005, assets under management totaled $418 million. The group also provides brokerage and investment management services in association with Commonwealth Financial Network.

INSURANCE

With the acquisition of Woronoco Bancorp, the Bank acquired a team of licensed insurance agents operating at two full service offices in Westfield and Longmeadow Massachusetts. The insurance group offers a complete line of property and casualty insurance, as well as various life insurance, group life products, disability, and health insurance products. Berkshire Bank has also separately acquired insurance agencies to expand the geographic footprint of this business line. The Bank intends to continue to expand this business line through agency acquisitions and through inclusion in its cross sell programs in the branch network.

GOVERNMENT BANKING

Berkshire Bank offers full-service government banking for cities, towns and municipal school districts in its primary markets and southern Vermont. The Bank offers municipalities all aspects of financial advisory services for the sale of notes and bonds,

Back to Index

actively working with bond counsel, rating agencies, consulting agencies and bond buyers. Additionally, the Bank offers a wide range of municipal deposit products and checking accounts. In October 2005, Berkshire Bank opened Berkshire Municipal Bank, an FDIC-insured, New York-chartered limited purpose commercial bank, organized principally to accept deposits from New York municipalities and other governmental entities.

PERSONNEL

As of year-end 2005, the Bank had 399 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Bank will strive to continue its strong relationship with its employees.

SUBSIDIARY ACTIVITIES

Berkshire Hills Bancorp, Inc. wholly owns two active subsidiaries: Berkshire Bank and Berkshire Hills Capital Trust I. The capital trust subsidiary was created under Delaware law in 2005 to facilitate the issuance of trust preferred securities. The Company also owns one dormant Massachusetts subsidiary, Berkshire Hills Technology, Inc., which discontinued operations in 2004.

Berkshire Bank is a Massachusetts chartered savings bank which wholly owns six subsidiaries. The Bank owns three subsidiaries which are qualified as “securities corporations” for Massachusetts income tax purposes: North Street Securities Corporation, Woodland Securities, Inc., and Gold Leaf Securities Corporation. Berkshire Bank also owns Berkshire Municipal Bank, which was previously discussed under “Government Banking”, and Berkshire Insurance Group, Inc., which is further discussed below. Additionally, the Bank owns the inactive subsidiary, Berkshire Financial Planning, Inc., which ceased offering brokerage services in 2004. Except for Berkshire Municipal Bank, all subsidiaries of Berkshire Bank are incorporated in Massachusetts.

During 2005, the Company acquired Woronoco Bancorp. Between the acquisition date and the end of the year, all of the Woronoco subsidiaries were merged into existing Berkshire entities, except for Woronoco Insurance Group, Inc., which was acquired by Berkshire Bank and renamed Berkshire Insurance Group, Inc.

SEGMENT REPORTING

Management monitors the revenue streams of the various products and services in evaluating the Company’s operations and financial performance. All of the Company’s operations are considered by management to be aggregated in one reportable operating segment. Prior to its discontinuation, the operations of Berkshire Hills Technology, Inc., were evaluated on a stand-alone basis.

REGULATION AND SUPERVISION

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and banks and specific information about the Company and its subsidiaries. Federal and state regulation of banks and bank holding companies is intended primarily for the protection of depositors and the Bank Insurance Fund rather than for the protection of stockholders and creditors.

GENERAL

As a savings and loan holding company, Berkshire Hills is required by federal law to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (“OTS”). As a savings bank chartered by the Commonwealth of Massachusetts, Berkshire Bank is subject to extensive regulation, examination and supervision by the Massachusetts Commissioner of Banks (the “Commissioner”), as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. Berkshire Bank is a member of the Federal Home Loan Bank system and, with respect to deposit insurance, of the Bank Insurance Fund managed by the FDIC. Berkshire Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Commissioner and/or the FDIC conduct periodic examinations to test Berkshire Bank’s safety and soundness and compliance with various regulatory requirements. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to Berkshire Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Berkshire Bank and Berkshire Hills and is qualified in its entirety by reference to the actual laws and regulations.

Back to Index

MASSACHUSETTS BANKING LAWS AND SUPERVISION

Massachusetts savings banks are regulated and supervised by the Massachusetts Commissioner of Banks (the “Commissioner”), who oversees regular bank examinations. The Commissioner’s approval is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the Commissioner’s regulations, policies and directives may be sanctioned. The Commissioner may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Commissioner has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits. Member banks are required to pay fund assessments. In addition, the Mutual Savings Central Fund acts as a source of liquidity to its members in supplying them with low-cost funds, and purchasing qualifying obligations from them.

Berkshire Bank must adhere to the Massachusetts banking laws, which govern activities such as authorized investments, lending activities and dividend payments. In particular, a Massachusetts savings bank may only pay dividends on its capital stock if such payment would not impair the bank’s capital stock. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders’ equity of the bank below the amount of the liquidation account required by the Massachusetts conversion regulations. Additionally, the Commissioner may restrict the payment of dividends by a bank if it is determined that such payment would result in safety and soundness concerns.

FEDERAL REGULATIONS

CAPITAL REQUIREMENTS

Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Berkshire Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and a percentage of certain nonfinancial equity investments.

Berkshire Bank must also comply with the FDIC risk-based capital guidelines. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

As a savings and loan holding company regulated by the OTS, Berkshire Hills is not subject to any separate regulatory capital requirements. Berkshire Bank’s regulatory capital is included in the Stockholders’ Equity note of the Company’s financial statements in Item 8 of this report. For the dates shown, Berkshire Bank met each of its capital requirements.

INTERSTATE BANKING AND BRANCHING

Federal law permits a bank, such as Berkshire Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders. In 2004, Berkshire Bank purchased a branch in Oriskany Falls, New York. At year-end 2005, Berkshire Bank had received regulatory approval for a new branch in East Greenbush, New York and was in the process of obtaining regulatory approval for new branches in Delmar and Guilderland, New York. During 2005, Berkshire Bank opened branches in Albany and Clifton Park, New York. At its interstate branches, Berkshire Bank may conduct any activity that is authorized under Massachusetts law that is permissible either for a New York

Back to Index

savings bank (subject to applicable federal restrictions) or a New York branch of an out-of-state national bank. The New York State Superintendent of Banks may exercise certain regulatory authority over the Bank’s New York branches.

PROMPT CORRECTIVE REGULATORY ACTION

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2005, Berkshire Bank met the conditions to be classified as a “well capitalized” institution.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. No institution may make a capital distribution, including payment as a dividend, if it would be “undercapitalized” after the payment. A bank’s compliance with such plans is required to be guaranteed by its parent holding company in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount needed to comply with regulatory capital requirements. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

TRANSACTIONS WITH AFFILIATES

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions,” such as loans, with any one affiliate to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. Loans to affiliates and certain other specified transactions must comply with specified collateralization requirements. Section 23B requires that transactions with affiliates be on terms that are no less favorable to the savings bank or its subsidiary as similar transactions with non-affiliates.

Further, federal law restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to Berkshire Bank’s employees and does not give preference to the insider over the employees. Federal law places additional limitations on loans to executive officers.

ENFORCEMENT

The FDIC has extensive enforcement authority over insured savings banks, including Berkshire Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances.

Back to Index

INSURANCE OF DEPOSIT ACCOUNTS

The FDIC maintains a risk-based assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Assessment rates currently range from 0 basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of Berkshire Bank.

The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

The consolidation of the Bank and Savings Association Insurance Funds must occur no later than the first day of the calendar quarter that begins 90-days after the date of the Act’s enactment, i.e., July 1, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks that provide a central credit facility primarily for member institutions. Berkshire Bank, as a member, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. Berkshire Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at year-end 2005 of $36.7 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years 2005, 2004, 2003, 2002 and 2001, cash dividends from the Federal Home Loan Bank of Boston to Berkshire Bank amounted to approximately $1,300,000, $513,000, $249,000, $283,000 and $304,000, respectively.

HOLDING COMPANY REGULATION

Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. Berkshire Bank made such election and the Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and must adhere to the OTS’s regulations and reporting requirements. In addition, the OTS may examine, supervise and take enforcement action against

Back to Index

the Company and has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, Berkshire Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. By regulation, the OTS may restrict or prohibit the Bank from paying dividends.

As a unitary savings and loan holding company, the Company is generally unrestricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 provided that unitary savings and loan holding companies may only engage in activities permitted to a financial holding company under that legislation and those permitted for a multiple savings and loan holding company. Unitary savings and loan companies existing prior to May 4, 1999, such as the Company, were grandfathered as to the unrestricted activities. The Company would become subject to activities restrictions upon the acquisition of another savings institution that is held as a separate subsidiary.

Federal law prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings associations, the OTS considers the financial and managerial resources and future prospects of the Company and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. At year-end 2005, Berkshire Bank maintained 96% of its portfolio assets in qualified thrift investments. Berkshire Bank also met the QTL test in each of the prior twelve months and, therefore, met the QTL Test.

Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company.

Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with regulations under Massachusetts law. Approval of the Massachusetts regulatory authorities would be required for the Company to acquire 25% or more of the voting stock of another depository institution. Similarly, prior regulatory approval would be necessary for any person or company to acquire 25% or more of the voting stock of the Company. The term “bank holding company,” for the purpose of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan association and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before the following: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company mergers with another bank holding company. Although the Company is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% or more of the voting stock of another banking institution or bank holding company would cause it to become such. The Company has no current plan or arrangement to acquire ownership or control, directly or indirectly, of 25% or more of the voting stock of another banking institution.

BERKSHIRE MUNICIPAL BANK

In 2005, Berkshire Bank established a new subsidiary, Berkshire Municipal Bank, as a state chartered limited purpose commercial bank in New York, to accept deposits of municipalities and other governmental entities in the State of New York. Berkshire Municipal Bank is subject to extensive regulation, examination and supervision by the New York State Superintendent

Back to Index

of Banks, as its primary regulator and the FDIC, as the deposit insurer. It is also subject to regulation as to certain matters by the Federal Reserve.

FEDERAL AND MASSACHUSETTS INCOME TAXATION

The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Berkshire Bank in the same manner as to other corporations with some exceptions, including particularly Berkshire Bank’s reserve for bad debts discussed below. This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries.

Prior to 1995, the Bank was permitted to use certain favorable provisions to calculate deductions from taxable income for annual additions to its bad debt reserve. Federal legislation in 1996 repealed this reserve method and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $844,000 of the Bank’s accumulated bad debt reserves will not be recaptured into taxable income unless the Bank makes a “nondividend distribution” to the Company, including distributions in excess of the Bank’s current and accumulated earnings and profits. In the event of a nondividend distribution, approximately 150% of the amount of the distribution up to $844,000 would be includable in income for federal income tax purposes, resulting in an increase in tax of $346,000 assuming a marginal federal and state tax rate of 41%. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from municipal obligations of any state, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except no deduction is allowed for bonus depreciation or state income taxes. Carryforwards and carrybacks of net operating losses are not allowed. A qualifying limited purpose corporation is generally entitled to special tax treatment as a “securities corporation.” The Bank’s three securities corporations all qualify for this treatment, and are taxed at a 1.32% rate on their gross income.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves certain risks. To understand these risks and to evaluate an investment in the Company’s common stock, you should read this entire report, including the following risk factors.

Berkshire Bank’s emphasis on commercial and consumer lending may expose it to increased lending risks. Both commercial loans and consumer loans are more sensitive to economic downturns and the possible impact of higher interest rates. Such sensitivity includes potentially higher default rates and possible diminution of collateral values. Additionally, commercial loans typically involve larger loan balances and larger relationship exposures. Commercial lending also involves more development financing, which is dependent on the future success of new operations. In expanding into new commercial lending markets, the Bank will have less knowledge and experience with local conditions, compared to its traditional markets, which could affect the success of its underwriting and loan collections. In conducting its lending activities, the Bank generally avoids lending practices identified as high risk by bank regulators, as well as lending concentrations that would be viewed as high risk under regulatory guidelines.

The Company’s geographic expansion and growth, if not successful, could negatively impact earnings. The Company plans to achieve significant growth both organically and through acquisitions. It has recently expanded into new geographic markets and anticipates that it will expand into additional new geographic markets as it transforms itself into a regional bank. The success of this expansion will depend on the acceptance by customers of the Company and its services in these new markets. Additionally, the profitability of Berkshire Bank’s expansion strategy will depend on whether the income it generates in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings. Berkshire Bank expects that it may take a period of time before certain of its new branches can become profitable, especially in areas in which Berkshire Bank does not have an established physical presence. During this period, operating these new branches may negatively impact net income. Additionally, in connection with the Company’s expansion, the Company will need to increase its operational and financial procedures, systems and controls. If the Company has difficulty in doing so, it could harm the Company’s business, results of operations and financial condition.

The Company acquired Woronoco Bancorp, Inc. in 2005, and has purchased insurance and financial planning businesses in the last two years. The Company will pursue additional opportunities for acquisitions in the future, including acquisitions in adjacent states. The success of acquisitions depends on many factors, including the long term retention of acquired customer relationships. The Company recorded goodwill and other intangible assets in conjunction with the Woronoco acquisition, and such assets may be recorded in future acquisitions. If these investments were to become impaired, the Company would be required to write them down.

Back to Index

The Company is subject to risks which are common to its industry. Large changes in market interest rates can compress its margins and make its asset and liability management less reliable. A downturn in the local economy or a decline in real estate values could hurt the Company’s profits. Most of the Bank’s loans are secured by real estate. In recent years, there has been a significant increase in real estate values in the Bank’s market areas. A decline in real estate values could expose the Company to a greater risk of loss. Additionally, strong competition within the Bank’s market area could hurt the Company’s profit and growth. Berkshire Bank faces intense competition both in making loans and attracting deposits. Some competitors have substantially greater resources and lending limits than it has and may offer services that Berkshire Bank does not provide. Competition will likely increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends on the Bank’s continued ability to compete successfully in its market area.

Berkshire Bank and the Company operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Company is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and Berkshire Bank is subject to extensive supervision and examination by the Massachusetts Division of Banks, its chartering authority, and the Federal Deposit Insurance Corporation, as insurer of Berkshire Bank’s deposits. Such regulations and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory claim may have a material impact on Berkshire Bank’s operations. The Company primarily depends on the Bank for dividends as a source of funds to service its indebtedness and to pay dividends to shareholders. Such dividends may be restricted or prohibited by regulatory authorities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters is located in an owned facility located in Pittsfield, Massachusetts. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts; Pioneer Valley, Massachusetts; and Capital Region, Northeastern New York. The Company operates 24 full service banking offices, of which 14 operate in premises owned by the Company. At year-end 2005, the Company occupied an additional six office properties, of which three were owned. The Company considers its properties to be suitable and adequate for its present and immediately foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2005, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Back to Index

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of Berkshire Hills trade on the NASDAQ National Market under the symbol “BHLB”. Since its initial public offering, the Company’s shares had traded on the American Stock Exchange under the symbol “BHL”. The Company’s shares began trading on the NASDAQ National Market on October 25, 2006.

The following table sets forth the quarterly high and low price information and dividends declared per share of common stock in 2005 and 2004. On March 1, 2006, the closing market price of Berkshire Hills common stock was $33.11. Berkshire Hills increased its quarterly dividend to $0.14 per share in the third quarter of 2005.

	High	Low	Dividends Declared
2005
First quarter	$37.64	$33.40	$0.12
Second quarter	34.90	30.97	0.12
Third quarter	35.20	31.90	0.14
Fourth quarter	35.57	31.75	0.14

2004
First quarter	$39.20	$34.40	$0.12
Second quarter	37.30	32.46	0.12
Third quarter	39.20	34.80	0.12
Fourth quarter	38.20	34.55	0.12

Holders

The Company had approximately 2,052 holders of record of common stock at March 1, 2006.

Dividends

The principal source of the Company’s cash reserves is dividends received from the Bank. In addition, the Company has issued subordinated debt to its wholly owned subsidiary grantor trust. The banking regulators may prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice, or which would reduce the amount of its capital below that necessary to minimum applicable regulatory capital requirements. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12 of this report.

Recent Sale of Unregistered Securities; Use of Proceeds From Registered Securities

No unregistered securities were sold by the Company within the last three years. Registered securities were exchanged as part of the consideration for the acquisition of Woronoco Bancorp.

Back to Index

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased of Total That were Part of Publicly Announced Plans or Programs	Maximum number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2005	4,500	$31.92	4,500	53,100
November 1-30, 2005	10,000	32.00	10,000	43,100
December 1-31, 2005	--	--	--	--
Total	14,500	$31.98	14,500	43,100

On May 25, 2005, the Company authorized the purchase of up to 150,000 shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of December 31, 2005, 43,100 shares remained available for purchase under the plan. No plans expired during the fourth quarter of 2005. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

Other Events

The annual meeting of shareholders will be held on Thursday, May 4, 2006 at the Crowne Plaza Hotel, One West Street, Pittsfield, Massachusetts.

Back to Index

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001

Selected Financial Data:
Total assets	$2,035,553	$1,310,115	$1,218,548	$1,045,947	$1,030,701
Securities	420,784	414,363	359,294	226,919	146,779
Loans, net	1,403,448	818,842	783,258	712,714	791,920
Goodwill and intangibles	99,616	7,254	10,233	10,436	10,592
Deposits	1,371,218	845,789	830,244	782,360	742,729
Borrowings	412,917	327,926	251,465	133,702	135,854
Total stockholders’ equity	246,066	131,736	123,175	120,569	139,323

Selected Operating Data:
Total interest and dividend income	$87,732	$61,081	$56,308	$64,128	$75,796
Total interest expense	36,115	20,724	18,742	23,428	33,560
Net interest income	51,617	40,357	37,566	40,700	42,236
Provision for loan losses	1,313	1,565	1,460	6,180	7,175
Service charge and fee income	9,373	5,493	5,023	4,659	4,289
All other non-interest income	5,550	2,271	1,425	1,768	2,794
Total non-interest expense	48,998	28,977	28,243	37,279	28,927
Provision for income taxes	8,003	5,639	5,161	885	4,334
Net (loss) income from discontinued operations	-	(431)	(185)	(686)	28
Net income	$8,226	$11,509	$8,965	$2,097	$8,911

Dividends per share	$0.52	$0.48	$0.48	$0.48	$0.43
Earnings per share
Basic	$1.16	$2.18	$1.70	$0.39	$1.42
Diluted	$1.10	$2.01	$1.57	$0.36	$1.35
Average shares outstanding
Basic	7,122	5,284	5,266	5,435	6,264
Diluted	7,503	5,731	5,703	5,867	6,604

Back to Index

	At or For the Years Ended December 31,
(Dollars in thousands, except per share data)	2005		2004		2003		2002		2001

Selected Operating Ratios and Other Data:

Performance Ratios (1):
Return on average assets	0.47%		0.89%		0.80%		0.20%		0.86%
Return on average equity	4.19		9.06		7.28		1.54		5.74
Interest rate spread	3.00		3.10		3.29		3.70		3.61
Net interest margin	3.33		3.37		3.61		4.18		4.41
Non-interest income/total net revenue	22.43		16.13		14.65		13.64		14.36
Non-interest expense/average assets	2.81		2.25		2.53		3.54		2.80
Dividend payout ratio	45.06		22.02		28.24		123.08		30.28

Capital Ratios:
Tier 1 capital to average assets - Bank	7.79		8.08		7.87		8.60		9.02
Total capital to risk-weighted assets - Bank	11.12		12.69		12.55		13.48		13.40
Shareholders’ equity/total assets	12.09		10.06		10.11		11.53		13.52

Asset Quality Ratios:
Nonperforming/total loans	0.08		0.14		0.40		0.52		0.34
Nonperforming assets/total assets	0.06		0.09		0.26		0.36		0.26
Net loans charged-off/average total loans	0.08		0.15		0.35		0.87		0.78
Allowance for loan losses/total loans	0.92		1.13		1.13		1.43		1.37
Allowance for loan losses/nonperforming loans	10.96	x	8.11	x	2.80	x	2.76	x	4.08	x

Share Data:
Book value per share	$28.81		$22.43		$20.87		$19.71		$26.91
Tangible book value per share (2)	$17.15		$21.19		$19.13		$18.00		$24.87
Market price at year end	$33.50		$37.15		$36.20		$23.55		$20.25

(1) All performance ratios are based on average balance sheet amounts where applicable.
(2) Tangible book value is total shareholders’ equity less goodwill and other intangible assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

This discussion is intended to assist in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. Please see those policies in conjunction with this discussion.

Critical accounting policies are as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management believes that our most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in

Back to Index

ways currently unforeseen. Although we believe that we use the appropriate information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause an increase in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. The allowance for loan losses discussion in Item 1 provides additional information about the allowance.

Income Taxes. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation and evaluation of the timing and recognition of resulting tax liabilities and assets. Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Management must assess the realizability of the deferred tax asset, including the carry forward of a portion of the charitable contribution, and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Goodwill and Identifiable Intangible Assets. In conjunction with the acquisition of Woronoco Bancorp in 2005, goodwill was recorded as an intangible asset equal to the excess of the purchase price over the estimated fair value of the net assets acquired. Other intangible assets were recorded for the fair value of core deposits and non-compete agreements. The valuation techniques used by management to determine the carrying value of assets acquired in the acquisition and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates which were used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives could have a material adverse impact on future results of operations.

SUMMARY

The Company completed its acquisition of Woronoco Bancorp on June 1, 2005. The income statement includes the operations of Woronoco Bancorp beginning on that date. Most categories in the income statement and balance sheet increased primarily due to this acquisition. Most major financial statement categories also increased due to the organic growth of Berkshire's business lines, as well as expansion into New York and acquisitions of fee producing businesses in 2004 and 2005. Income in 2005 included a non-cash charge of $8.8 million for the termination of the Employee Stock Ownership Plan (ESOP), which did not reduce stockholders’ equity due to offsetting credits to equity. Results in 2005 also included expenses totaling $2.1 million related to merger and conversion expense.

Highlights of the year’s performance included:

•
Acquired and integrated Woronoco Bancorp, doubling the Massachusetts branch office network, achieved 37% cost savings on acquired operations, and increased related loans and deposits subsequent to the acquisition.

•	Achieved double digit organic growth in most key business lines.

•	Converted core banking systems to new technology.

•
Opened two new branches in New York, opened special purpose Berkshire Municipal Bank in New York, and acquired two insurance agencies in Massachusetts. Three additional new branches in New York were pending at year-end.

•	Announced new three year plan to transition to a regional bank, including doubling branch network and major expansion of commercial banking activities.

•	Implemented new regional leadership structure in New York Capital Region and Massachusetts Pioneer Valley Region.

•	Achieved 0.96% annualized return on assets in fourth quarter, the first full quarter after Woronoco integration.

•	Credit quality remained strong.

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2005 AND 2004

Total Assets. Total assets were $2.04 billion at year-end 2005 compared to $1.31 billion at year-end 2004. The Company acquired $849 million in assets and $702 million in liabilities in connection with the Woronoco acquisition, and most categories of assets and liabilities increased primarily due to this event. The balance sheet impact of the acquisition was partially offset by a $243 million deleveraging plan through which borrowings were paid down with proceeds from sales of securities and residential mortgage loans.

Back to Index

Loans. Loans totaled $1.42 billion at December 31, 2005, increasing by $588 million (71%) from $828 million at year-end 2004. Loan growth included $526 million related to the Woronoco acquisition. Loans added through this acquisition were primarily concentrated in residential mortgages and home equity line borrowings. Excluding the impact of the loans acquired through the Woronoco acquisition and $4 million in loan sales, total loans increased by $66 million (8%) for the year. Growth was spread among all major loan categories and in all major markets. Organic commercial loan growth totaled $36 million (9%) for 2005, and organic consumer loan growth totaled $24 million (13%) for the year. Loan originations have benefited from the Bank's expansion into New York State. Loan originations also benefited from a strong local real estate market, which was supported by a generally favorable interest rate environment.

Asset Quality. Asset quality indicators remained favorable throughout the year. The loans added through the Woronoco acquisition were primarily concentrated in comparatively low risk residential mortgage and home equity loans. At year-end, the ratio of nonperforming loans to total loans decreased to 0.08% in 2005, compared to 0.14% in 2004. There was no foreclosed real estate at either year-end. Total impaired loans increased to $1.91 million from $1.18 million during 2005. The ratio of net loan charge-offs decreased to 0.08% of average total loans in 2005, compared to 0.15% in 2004. While the Company believes that the long run credit losses implicit in the portfolio are higher than the current level of charge-offs, management did not feel at year-end that there were any evident signals of near term changes in the levels of charge-offs and problem loans.

The allowance for loan losses declined to 0.92% of total loans at year-end 2005, compared to 1.13% at the prior year-end. This was primarily due to the addition of low risk residential mortgage and home equity loans from Woronoco. The total loan loss allowance increased by $3.7 million to $13.0 million at year-end 2005, primarily due to a $3.3 million allowance for loan losses acquired from Woronoco. The specific allowance for impaired loans increased only slightly to $257,000 from $230,000 during this period. This reserve decreased to 13% of total impaired loans from 20% during the year, indicating better average collateral coverage of impaired loans. The ratio of the allowance to nonperforming loans improved to 10.96x at year-end 2005, compared to 8.11x at year-end 2004.

Investment Securities. Investment securities totaled $421 million at year-end 2005, increasing by $7 million (2%) compared to $414 million at year-end 2004. This increase was due to securities acquired through the Woronoco acquisition, net of sales and maturities under the deleveraging plan, along with the sale of securities by the Bank, including $46 million sold in the second quarter to provide funds for the acquisition. Securities acquired from Woronoco totaled $182 million. The end result of the year’s changes in 2005 was an increase in municipal bonds and obligations (including industrial revenue bonds) and a decrease in mortgage-backed securities. The Bank had increased its mortgage-backed securities portfolio in 2004 to leverage the Bank's capital and to take advantage of a steep yield curve. Due to the leverage of the Woronoco acquisition and the flattening of the yield curve in 2005, the Bank decreased this portfolio. The increase in the municipal securities portfolio was due to the acquisition of Woronoco, which had a higher concentration in these tax advantaged securities. Additionally, equity securities increased due to the additional FHLBB stock added through the Woronoco acquisition. FHLBB stock totaled $36.7 million at year-end 2005.

The total net unrealized loss on investment securities was $3.8 million at year-end 2005, compared to a gain of $6.5 million at the prior year-end. This $10.3 million decline was primarily due to gains realized on the sale of equity securities and to lower market prices for mortgage-backed securities. The Company realized total gross securities gains of $6.1 million in 2005, and the unrealized gains on equity securities decreased by $5.6 million. The net unrealized loss on mortgage-backed securities increased by $4.8 million in 2005 due to lower prices resulting from higher interest rates at year-end. The net unrealized loss on these securities was 2.3% of their unamortized cost at year-end 2005. Management determined that there were no losses which were other than temporary at year-end 2005.

Deposits and Borrowings. Deposits totaled $1.37 billion at year-end 2005, increasing by $525 million (62%) from year-end 2004. Deposit growth included $443 million related to the Woronoco acquisition. Excluding the impact of this acquisition, organic deposit growth measured $82 million (10%) for the year 2005. Included in this growth was $32 million in New York deposits related to the Bank’s expansion in that region. Additionally, the Bank recorded a $42 million (9%) increase in Pioneer Valley deposits since the Woronoco acquisition, including growth of $7 million (2%) in core account balances. The Bank has promoted lower cost transaction accounts as a significant component of its strategic growth. Excluding the impact of acquired balances, total transaction deposits increased by $27 million (13%) during the year.

Borrowings totaled $413 million at year-end 2005, increasing by $85 million (26%) from $328 million at year-end 2004. This increase included $243 million in borrowings acquired with Woronoco, partially offset by the deleveraging program, under which the proceeds of loan and securities sales were used to repay borrowings. Additionally, proceeds from deposit growth were used to replace maturing borrowings during the year. Borrowings included $15.5 million of junior subordinated debentures issued

Back to Index

by the Company in June 2005 in conjunction with a trust preferred security offering used to supplement the Bank’s regulatory capital.

Equity. Stockholders’ equity totaled $246 million at year-end 2005, increasing by $114 million, or 87%, from year-end 2004. Consideration for the Woronoco acquisition included the issuance of 2.93 million new common shares valued at $108 million, with an additional $4 million credit to equity for the value of outstanding Woronoco stock options. The ESOP termination had no negative impact on stockholders' equity because the related charge to earnings was offset by credits to unearned compensation and additional paid in capital. These credits also offset the $5 million impact of the prepayment of the ESOP loan, which resulted in the transfer of 146,971 shares to treasury stock. The contribution of earnings was mostly offset by dividends, additional treasury stock purchases of $8.0 million, and a $6.5 million net decrease in accumulated other comprehensive income due to gains recorded on securities sales and lower debt securities prices due to higher interest rates. The Company announced an increase in the quarterly cash dividend to $0.14 per share in August, representing a 17% increase from $0.12 per share in prior quarters.

Goodwill increased to $88.1 million and identifiable intangible assets increased to $11.5 million at year-end 2005 due mainly to the Woronoco acquisition. As a result, year-end tangible book value per share was $17.15, compared to $21.19 at year-end 2004. The ratio of stockholders’ equity to total assets measured 12.1% at year-end 2005, compared to 10.1% at the prior year-end, due to the issuance of new common shares and the deleveraging program executed in conjunction with the Woronoco acquisition. The ratio of tangible equity to tangible assets measured 7.6% at year-end 2005, a decrease from 9.6% at year-end 2004, reflecting the impact of the higher goodwill and intangible assets resulting from the acquisition. At year-end 2005, the Bank met all regulatory capital requirements and the Bank continued to satisfy the conditions necessary to be classified as “Well Capitalized” in accordance with federal regulatory standards. The Bank paid $43 million in cash dividends to the Company during 2005 relating to the acquisition of Woronoco Bancorp. Substantially all of the net assets acquired were contributed to the Bank by the Company as additional paid in capital. Because the Bank’s dividends exceeded retained earnings from recent operations in accordance with certain regulatory measurements, the Bank’s dividends to the Company in 2005 required specific regulatory approval. Any such dividends in the immediate future would also require specific regulatory approval. At year-end 2005, the Bank had received regulatory approval to dividend $10 million to the Company in 2006. Such payment is subject to various conditions, including that the Bank maintain its “well capitalized” classification after factoring in the payment.

Derivative Instruments. Woronoco used on-balance sheet derivative instruments primarily for asset/liability management. The Company assumed these instruments through the Woronoco acquisition, including a $5 million interest rate swap agreement to hedge variable rate home equity line borrowings and $20 million in outstanding interest rate swaps used to hedge brokered certificates of deposit. These instruments are described more fully in the notes to consolidated financial statements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Net Income. Net income for 2005 was $8.2 million, compared to $11.5 million in 2004. Results in 2005 included a non-cash charge of $8.8 million for the termination of the Employee Stock Ownership Plan (ESOP). This charge had no negative impact on stockholders’ equity due to offsetting credits to unearned compensation and additional paid in capital. Diluted earnings per share totaled $1.10 in 2005, compared to $2.01 in 2004.

The fourth quarter was the first full quarter after the integration of the acquired Woronoco operations. Fourth quarter net income totaled $4.8 million in 2005, compared to $3.2 million in 2004. Fourth quarter diluted earnings per share totaled $0.55 in both years, due to the impact of additional shares issued in conjunction with the Woronoco acquisition. The fourth quarter return on assets measured 0.96% in 2005, compared to 0.97% in 2004. The fourth quarter return on equity measured 7.9% compared to 9.7%, reflecting the additional equity recorded for the issuance of shares for the acquisition.

Net Interest Income. Net interest income increased by $11.3 million, (28%) due to the balance sheet growth. The net interest margin (fully taxable equivalent) decreased to 3.33% from 3.37%, including the impact of the Woronoco acquisition and deleveraging. The primary impact of market conditions was the flattening of the interest rate yield curve, which narrowed the marginal earnings spread on many asset/liability combinations. The flattening of the yield curve was due to a steady increase in short term rates during the year, with a much smaller increase in long term rates. The increase in short term rates benefited the Bank’s interest sensitive assets, but also produced significant competition for deposits, which had fallen to very low rates in recent years. The net impact of these market conditions was unfavorable, and management sought to mitigate this by promoting transaction deposit accounts and relationship deposit offerings, and also by continuing to focus on commercial loan growth. The decline in the net interest margin also included a 0.02% annualized impact from the purchase of bank owned life insurance in the fourth quarter of 2004.

Back to Index

Due to rising interest rates, both asset yields and liability costs increased during 2005. In recent years, the Bank has generally positioned itself to be slightly asset sensitive in order to obtain the benefit of anticipated rising interest rates. In the case of a sudden interest rate shock, the Bank was modestly liability sensitive at the end of 2005. This change in sensitivity primarily reflected the effect of higher optionality in the Woronoco balance sheet under the higher interest rate conditions prevailing at the end of 2005. The Bank believed that its year-end 2005 interest rate risk was generally neutral to the impact of gradual parallel shifts in interest rates based on its interest sensitivity model. However, changes in the yield curve and in other market conditions could continue to be unfavorable based on the year-end conditions and outlook, and the Bank continued to pursue strategies aimed at mitigating this impact.

Provision for Loan Losses. The provision for loan losses was $1.3 million in 2005, compared to $1.6 million in 2004. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance at December 31, 2005 was discussed in the previous section on Asset Quality in the discussion of financial condition at year-end 2005. Net loan charge-offs were at a five year low in 2005, and the ratio of net charge-offs to average loans declined to a relatively low 0.08% in 2005. The provision for loan losses was also the lowest amount in the five year history, and the provision has generally trended down as charge-offs have declined. The provision measured 135% of net charge-offs in 2005, compared to 131% in the prior year.

Non-Interest Income. Non-interest income increased by $7.2 million (92%) in 2005 compared to 2004. This increase was primarily due to the addition of the Woronoco contribution beginning on June 1, together with higher securities gains and organic revenue growth.

Service fee income totaled $9.4 million for the year, and measured 0.54% of average assets, compared to 0.43% of average assets in the previous year. About half of the improvement in this ratio was due to growth in insurance commissions and loan servicing fees, and this growth was directly tied to the Woronoco acquisition. Woronoco operated a property and casualty insurance subsidiary which has been renamed the Berkshire Insurance Group. Additionally, Woronoco had a larger residential mortgage loan servicing portfolio. The other half of the improvement in this ratio was primarily due to growth in overdraft fees, as 2005 was the first full year of operations of the Bank’s courtesy overdraft protection program. Many other categories of fee income also increased in line with the organic growth of loans and deposits during the year. Additionally, total wealth management fees increased by 3% to $2.7 million, and the total amount of assets under management increased by 17% to $418 million at year-end 2005, compared to $358 million at the prior year-end.

Net realized securities gains totaled $3.5 million in 2005, compared to $1.4 million in 2004. These gains were related to the sale of equity securities, reducing equity price risk in the investment portfolio. Non-interest income also benefited from gains on the sale of loans and securitized loans, which totaled $773,000 in 2005. These gains followed steps taken by the Company in 2003 and 2004 to improve liquidity by securitizing residential mortgages. Other non-interest income included $893,000 in revenues recorded on life insurance policies, compared to $638,000 in the prior year, reflecting the purchase of additional bank owned life insurance policies in the fourth quarter of 2004.

Non-Interest Expense. Non-interest expense increased by $20.0 million (69%) in 2005. The increase included the $8.8 million non-cash charge related to the ESOP termination, together with merger and conversion charges totaling $2.1 million. Excluding these charges, the increase was $9.0 million (31%), primarily reflecting the impact of the acquired Woronoco operations on all expense categories. The merger and system conversion charges included indirect costs of the Woronoco acquisition, together with costs of converting the Company’s core banking systems and of converting the acquired Woronoco systems and integrating the Woronoco operations. Also included in these charges were interim staffing and systems costs of Woronoco operations in the third quarter through the conversion in August.

The ratio of non-interest expense to average assets was 2.81% in 2005, compared to 2.25% in 2004. Excluding the ESOP termination and merger and conversion expenses, this ratio decreased to 2.18% in 2005, illustrating the efficiencies resulting from the merger. The Company estimated that total cost savings and integration efficiencies related to the Woronoco acquisition equated to about 37% of Woronoco's first quarter non-interest expense, excluding merger-related charges. These cost savings exceeded the Company's original 30% objective for cost savings.

Expenses in 2005 included $573,000 in operating costs of new branches and expanded commercial lending. Additionally, amortization of intangible assets increased to $1.1 million in 2005 due to the amortization of the core deposit intangible and non-competition agreement intangible assets recorded as part of the Woronoco acquisition.

Income Tax Expense and Discontinued Operations. The effective income tax rate measured 33% in 2005, excluding the ESOP termination charge and a related $288,000 benefit, compared to 32% in 2004. The Bank benefits from securities purchased in

Back to Index

the Bank’s subsidiary securities corporations, which are taxed at a lower state income tax rate. Additionally, the effective income tax rate benefits from tax preferences on income from municipal securities, equity securities qualifying for the dividends received deduction, and bank owned life insurance contracts. Results in 2004 also included net losses of $431,000 in the first six months, representing the after-tax loss on discontinued operations of EastPoint Technologies, LLC, which was sold in June 2004.

Comprehensive Income. Comprehensive income includes changes in accumulated other comprehensive income, which consist of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and net gain/(loss) on derivative instruments. The Company recorded $1.8 million in total comprehensive income in 2005 compared to $10.2 million in 2004. This reflected the lower net income recorded, along with a $6.5 million other net comprehensive loss in 2005 related primarily to changes in securities values, which is discussed further in the Securities note of the consolidated financial statements.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Net Income. Net income for the year 2004 was a record $11.5 million, compared to $9.0 million for 2003. Net income from continuing operations totaled $11.9 million for the year 2004, compared to $9.2 million for 2003, excluding the loss from discontinued operations of EastPoint Technologies, LLC, which was sold in June 2004. Earnings from continuing operations were a record $2.08 per diluted share for the year 2004, an increase of 30% over prior year results. Net income after the loss from discontinued operations was $2.01 per diluted share, an increase of 28% over prior year results. The Company’s performance in 2004 benefited from a $2.8 million increase in net interest income, resulting from growth in loans and investments. Total service fee income increased by 9% in 2004, while non-interest expense growth was limited to 3%. The return on average stockholders’ equity increased to 9.06% in 2004, compared to 7.28% in 2003. The return on average assets increased to 0.89% from 0.80% for the same periods.

Net Interest Income. Net interest income increased by $2.8 million, or 7%, to $40.4 million in 2004, compared to $37.6 million in 2003. Average earning assets increased by $171 million, or 16% in 2004. This growth in earning assets more than offset the impact of a decrease in the net interest margin to 3.37% in 2004 from 3.61% in the prior year. Interest rates had declined to relative lows in 2003 and 2004, prompting higher prepayment speeds for loans and mortgage backed securities. These proceeds were reinvested at lower yields, reflecting lower market rates and management’s strategy to shorten the duration of these assets. The Company used borrowings to fund earning asset growth, lowering the cost of new funds compared to higher costing time certificates of deposit.

Average earning asset growth was concentrated in average investment securities, which increased by $180 million in 2004, reflecting securities purchased during 2003 and 2004, as well as the securitization of $56 million in residential mortgages during that period. The yield on investment securities improved to 4.28% in 2004 from 3.66% in 2003. The yield on loans decreased to 5.51% from 5.96%. The benefit of prime rate increases in 2004 was more than offset by the impact of prepayments and the mortgage securitization. Due to the declining loan yield and the shift in mix towards lower yielding investment securities, the yield on earning assets decreased to 5.07% from 5.39%.

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

The reduction in funding costs helped to mitigate the impact of declining asset yields. Additionally, the decrease in the net interest margin reflected the higher leveraging strategy in 2004. Also contributing to this change was a $10 million investment in a bank owned life insurance (“BOLI”) contract, shifting earnings on this amount from interest income to non-interest income. The Bank benefited from a $12 million, or 13%, increase in average non-interest bearing demand deposit accounts. The Bank’s relationship oriented promotional strategies has resulted in the growth of these attractive balances.

Provision for Loan Losses. The provision for loan losses was $1.57 million in 2004, an increase of $105,000, or 7%, from 2003. The provision measured 131% of net loan charge-offs in 2004. This measurement was 52% in 2003 due primarily to the reversal of about $1.0 million of previously provided loan loss provision subsequent to the sale of the remaining sub-prime automobile loan portfolio in December 2003.

Back to Index

Non-Interest Income. Non-interest income increased by $1.32 million, or 20%, to $7.76 million in 2004 from $6.45 million in 2003. Wealth management service fees increased by $395,000, or 17%, due to the Company’s focus on building this source of revenues. Total assets under management increased by 19% to $358 million at year-end 2004, compared to $302 million at the prior year-end. Net gains and losses on sales of loans and securities totaled $1.57 million in 2004 compared to $1.22 million in 2003. Securities gains in 2004 were primarily related to sales of equity securities, as the Company continued to reduce its exposure to potential equity price risk. The Company also reported an $81,000 gain on the sale of $11 million in securitized mortgages in the fourth quarter. In 2003, the Company recorded higher securities gains, along with $1.85 million in loan sale losses related to the sale of sub-prime automobile loans. All other non-interest income increased by $501,000, or 248%, to $703,000 in 2004 primarily due to higher income earned on cash surrender value related to the purchase of additional bank owned life insurance in October 2004.

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

Income Tax Expense. Total income tax expense increased by $353,000, or 7%, in 2004 compared to 2003. The effective tax rate declined to 32.0% in 2004 compared to 35.7% in 2003. The higher rate in 2003 was largely due to the disallowance by Massachusetts of the dividends received deduction from the Bank’s REIT. The Bank benefits from securities purchased in the Bank's subsidiary securities corporations, which are taxed at a lower state income tax rate. Additionally, the effective income tax rate benefits from tax preferences on income from additional purchases of municipal securities and bank owned life insurance contracts in 2004.

Net Loss from Discontinued Operations. The Company sold its interest in the assets of EastPoint Technologies, LLC in June 2004. All revenues and expenses related to EastPoint were reclassified as related to discontinued operations. A $75,000 loss recorded on the sale was included with the loss from operations reported in 2004. The net loss from discontinued operations, after applicable income tax expense, was $431,000 in 2004, compared to $185,000 in 2003. Results in 2003 included project related revenues of $2.82 million, which declined to $623,000 for the nearly six months that EastPoint was operating in 2004.

Back to Index

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years included.

	2005			2004			2003
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans (1)	$1,182.3	$70.1	5.93%	$795.5	$43.8	5.51%	$800.1	$47.7	5.96%
Investment securities (2)	413.0	19.2	4.64	424.0	18.1	4.28	244.0	8.9	3.66
Short-term investments	2.8	0.1	3.30	3.0	0.1	1.28	7.7	0.1	1.41
Total interest-earning assets	1,598.1	89.4	5.59	1,222.5	62.0	5.07	1,051.8	56.7	5.39
Intangible assets	62.0			8.7			10.3
Other non-interest earning assets	85.1			58.3			53.7
Total assets	$1,745.2			$1,289.5			$1,115.8

Interest-bearing liabilities:
Deposits:
NOW accounts	121.7	0.5	0.39%	97.9	0.1	0.09%	90.2	0.2	0.17%
Money market accounts	209.0	4.4	2.13	160.3	2.1	1.29	132.5	1.7	1.24
Savings accounts	205.8	1.8	0.90	168.5	1.3	0.77	170.7	1.7	1.01
Certificates of deposit	445.2	14.3	3.20	321.0	8.9	2.78	330.1	10.3	3.13
Total interest-bearing deposits	981.7	21.0	2.14	747.7	12.4	1.66	723.5	13.9	1.92
Borrowings	410.8	15.1	3.67	305.6	8.3	2.73	167.7	4.8	2.91
Total interest-bearing liabilities	1,392.5	36.1	2.59	1,053.3	20.7	1.97	891.2	18.7	2.10
Non-interest-bearing demand
deposits	149.6			103.7			91.7
Other non-interest-bearing
liabilities	6.6			5.4			9.8
Total liabilities	1,548.7			1,162.4			992.7
Equity	196.5			127.1			123.1
Total liabilities and equity	$1,745.2			$1,289.5			$1,115.8
Net interest-earning assets	$205.6			$169.2			$160.6
Net interest income		$53.3			$41.3			$38.0
Interest rate spread			3.00%			3.10%			3.29%

Net interest margin			3.33%			3.37%			3.61%
Interest-earning assets/
interest-bearing liabilities			114.76%			116.06%			118.01%

Fully taxable equivalent adjustment		$1.6			$0.9			$0.4

(1) The average balances of loans includes nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance of investment securities is based on ammortized cost.

Back to Index

RATE/VOLUME ANALYSIS

The following table presents the effects of changing rates and volumes on the fully taxable equivalent net interest income. Changes attributable to changes in both rate and volume have been allocated proportionately based on the absolute value of the change due to rate and the change due to volume.

	2005 Compared with 2004			2004 Compared with 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:
Loans	$3,555	$22,782	$26,337	$(3,644)	$(273)	$(3,917)
Investment securities	1,474	(477)	997	1,696	7,534	9,230
Short-term investments	76	(3)	73	(9)	(61)	(70)
Total interest income	5,105	22,302	27,407	(1,957)	7,200	5,243

Interest expense:
NOW accounts	1,624	759	2,383	(82)	15	(67)
Money market accounts	355	26	381	65	357	422
Savings accounts	259	315	574	(413)	(22)	(435)
Certificates of deposit	1,483	3,834	5,317	(1,113)	(276)	(1,389)
Total deposits	3,721	4,934	8,655	(1,543)	74	(1,469)
Borrowings	3,375	3,361	6,736	(281)	3,732	3,451
Total interest expense	7,096	8,295	15,391	(1,824)	3,806	1,982
Change in net interest income	$(1,991)	$14,007	$12,016	$(133)	$3,394	$3,261

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet cash needs at all times with available cash or by conversion of other assets to cash at a reasonable price. The primary source of funding for the Company is dividend payments from the Bank. Additional sources of liquidity are proceeds from borrowings and capital offerings. The main uses of liquidity are the payment of stockholder dividends, purchases of treasury stock, and debt service on outstanding debentures. There are certain restrictions on the payment of dividends as discussed in the Stockholders’ Equity note to the consolidated financial statements.

The Bank’s primary source of liquidity is customer deposits. Additional sources are borrowings, repayments of loans and investment securities, and the sale and repayments of investment securities. The Bank closely monitors its liquidity position on a daily basis. Sources of borrowings include advances from the FHLBB and a repurchase agreement line of credit with a nationally recognized broker-dealer. The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition. The Bank relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs.

The Bank must satisfy various regulatory capital requirements, which are discussed in the Regulation and Supervision section of Item 1 and in the Stockholders’ Equity note to the consolidated financial statements. At year-end 2005, the Company was engaged in its seventh stock repurchase program as further described in Item 12. Please see the Equity section of the discussion of financial condition for additional information about liquidity and capital at year-end 2005.

Contractual Obligations. The year-end 2005 contractual obligations were as follows:

		Less than One	One to Three	Three to Five	After Five
(In thousands)	Total	Year	Years	Years	Years

FHLBB borrowings	$397,451	$139,600	$146,339	$69,492	$42,020
Junior subordinated debentures	15,464	-	-	-	15,464
Operating lease obligations	16,065	1,313	2,377	2,110	10,265
Limited partnership commitment	7,840	7,840	-	-	-
Purchase obligations	5,137	1,425	2,000	1,712	-
Total Contractual Obligations	$441,957	$150,178	$150,716	$73,314	$67,749

Back to Index

Further information about borrowings and lease obligations is contained in notes 9 and 11 in the consolidated financial statements. Contractual obligations increased in 2005 due primarily to the Woronoco acquisition, along with the impact of organic business growth. The limited partnership commitment is for an affordable housing and community development program in Massachusetts. Purchase obligations are primarily related to technology contracts.

Off-Balance Sheet Arrangements. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in Footnote 11, “Off-Balance Sheet Activities” in the Notes to the Consolidated Financial Statements.

For 2005, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operation or cash flows.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related financial data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of Berkshire Bank are monetary in nature. As a result, interest rates have a more significant impact on Berkshire Bank’s performance than the general level of inflation. Interest rates may be affected by inflation, but the direction and magnitude of the impact may vary. A sudden change in inflation (or expectations about inflation), with a related change in interest rates, would have a significant impact on our operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

Qualitative Aspects of Market Risk. The Bank’s most significant form of market risk is interest rate risk. The Bank seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position. This Committee meets quarterly and reports trends and interest rate risk position to the Loan and Investment Committee and Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Berkshire Bank. The Bank has managed interest rate risk by emphasizing assets with shorter term repricing durations, periodically selling long term fixed rate assets, promoting low cost core deposits, and using FHLBB advances to structure its liability repricing durations.

Back to Index

Quantitative Aspects of Market Risk. Berkshire Hills uses a simulation model to measure the potential change in net interest income that an instantaneous increase or decrease of market interest rates would cause assuming a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings are expected to reprice at the new repricing or maturity date. The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Cash flows from loans and securities are assumed to be reinvested based on current operating conditions and strategies. Other assumptions about balance sheet mix are generally held constant. The model includes the effects of on-balance sheet derivative instruments acquired by Woronoco for the purpose of interest rate risk management. The results of those simulations for the next twelve months are shown below:

Change in
Interest Rates-Basis	Net Interest Income
Points (Rate Shock)	Amount	$ Change	% Change
(Dollars in thousands)

At December 31, 2005
+ 200	$60,226	$(1,187)	(1.93)%
+ 100	60,982	(431)	(0.70)
Static	61,413	-	-
- 100	62,765	1,352	2.20
- 200	60,057	(1,356)	(2.21)

At December 31, 2004
+ 200	$41,376	$1,015	2.51%
+ 100	40,661	300	0.74
Static	40,361	-	-
- 100	40,413	52	0.13
- 200	36,452	(3,909)	(9.69)

The model indicates that the Bank was modestly liability sensitive to a rate shock at year-end 2005, compared to a modest asset sensitivity at year-end 2004. This change was primarily due to the Woronoco acquisition and to the impact of higher interest rates on optionality in the balance sheet. This sensitivity is generally reduced in a more likely ramp scenario in which rates gradually change over a one year period. The modeled sensitivities are within the Bank’s risk management parameters. The reduction in net interest income in the event of a 200 basis point downward shock was due to deposit pricing floors incorporated into the model.

Due to the limitations and uncertainties relating to model assumptions, these computations should not be relied on as projections of income. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. The most significant assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change as follows: NOW accounts-ranging between 0 and 40% depending on product type; money market accounts-ranging between 50 and 75% depending on the balance and product type; and savings accounts-35%. One of the significant limitations of the simulation is that it focuses on a rate shock, versus more gradual ramped changes, and that it assumes parallel shifts in the yield curve. Actual interest rate risks are often more complex than this scenario. A key interest rate change in 2005 was the flattening of the yield curve, which generated downward pressure on net interest income. The model assumptions about deposit rate sensitivity in 2004 were as follows: NOW accounts-25%; money market accounts-ranging between 50 and 75% depending on the balance; and savings accounts-50%. Assumption changes in 2005 were based on a review of past performance and future expectations and were not viewed as material.

Back to Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Index

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Back to Index

[Letterhead of Wolf & Company, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Berkshire Hills Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Berkshire Hills Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Berkshire Hills Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Back to Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Berkshire Hills Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Berkshire Hills Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Berkshire Hills Bancorp, Inc. and our report dated March 14, 2006 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 14, 2006

Back to Index

[Letterhead of Wolf & Company, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of
Berkshire Hills Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Berkshire Hills Bancorp, Inc.  internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Berkshire Hills Bancorp, Inc. internal control over financial reporting and an unqualified opinion on the effectiveness of Berkshire Hills Bancorp, Inc. internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 14, 2006

Back to Index

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
(In thousands, except share data)

Assets
Cash and due from banks	$30,977	$15,237
Short-term investments	110	2,665
Total cash and cash equivalents	31,087	17,902

Securities available for sale, at fair value	390,876	384,421
Securities held to maturity (fair value of $29,763 and $29,899
at December 31, 2005 and 2004, respectively)	29,908	29,942
Loans held for sale	2,093	1,053

Total loans	1,416,449	828,179
Less: Allowance for loan losses	(13,001)	(9,337)
Net loans	1,403,448	818,842

Premises and equipment, net	26,236	14,780
Accrued interest receivable	8,508	5,472
Goodwill	88,092	6,782
Other intangible assets	11,524	472
Bank owned life insurance	19,002	18,200
Cash surrender value – other life insurance	11,503	5,862
Other assets	13,276	6,387
Total assets	$2,035,553	$1,310,115

Liabilities and Stockholders’ Equity
Deposits	$1,371,218	$845,789
Borrowings	412,917	327,926
Other liabilities	5,352	4,664
Total liabilities	1,789,487	1,178,379
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($.01 par value; 1,000,000 shares
authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized;
10,600,472 shares issued in 2005 and 7,673,761 in 2004)	106	77
Additional paid-in capital	198,667	77,588
Unearned compensation	(1,435)	(7,414)
Retained earnings	99,429	94,996
Accumulated other comprehensive (loss) income	(2,239)	4,214
Treasury stock, at cost (2,060,604 shares in 2005 and
1,800,198 in 2004)	(48,462)	(37,725)
Total stockholders' equity	246,066	131,736
Total liabilities and stockholders' equity	$2,035,553	$1,310,115

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)	2005	2004	2003

Interest and dividend income
Loans	$70,103	$43,766	$47,683
Securities	17,517	17,276	8,516
Short-term investments	112	39	109
Total interest and dividend income	87,732	61,081	56,308
Interest expense
Deposits	21,048	12,393	13,862
Borrowings	15,067	8,331	4,880
Total interest expense	36,115	20,724	18,742
Net interest income	51,617	40,357	37,566
Provision for loan losses	1,313	1,565	1,460
Net interest income, after provision for loan losses	50,304	38,792	36,106
Non-interest income
Deposit service fees	4,539	2,347	2,300
Wealth management fees	2,742	2,670	2,275
Insurance commissions and fees	1,343	102	62
Loan service fees	749	374	386
Gain on sale of securities, net	3,532	1,402	3,077
Gain on sale of securitized loans, net	751	81	-
Gain (loss) on sale of loans	22	85	(1,854)
Other	1,245	703	202
Total non-interest income	14,923	7,764	6,448
Non-interest expense
Salaries and employee benefits	20,281	16,882	16,166
Termination of employee stock ownership plan	8,836	-	-
Occupancy and equipment	5,798	4,085	3,800
Marketing, data processing, and professional services	4,881	3,954	3,109
Merger and conversion expense	2,142	-	-
Amortization of intangible assets	1,140	98	203
Other	5,920	3,958	4,965
Total non-interest expense	48,998	28,977	28,243
Income from continuing operations before income taxes	16,229	17,579	14,311
Income tax expense	8,003	5,639	5,161
Income from continuing operations	8,226	11,940	9,150
Loss from discontinued operations	-	(653)	(282)
Income tax benefit	-	(222)	(97)
Net loss from discontinued operations	-	(431)	(185)
Net income	$8,226	$11,509	$8,965

Basic earnings per share	$1.16	$2.18	$1.70
Diluted earnings per share	$1.10	$2.01	$1.57

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

					Accumulated
		Additional			other
	Common	paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands, except per share data)	stock	capital	compensation	earnings	income (loss)	stock	Total

Balance at December 31, 2002	$77	$74,632	$(9,535)	$80,011	$5,542	$(30,158)	$120,569

Comprehensive income:
Net income	-	-	-	8,965	-	-	8,965
Other net comprehensive income	-	-	-	-	17	-	17
Total comprehensive income							8,982
Cash dividends declared ($0.48 per share)	-	-	-	(2,628)	-	-	(2,628)
Treasury stock purchased (285,116 shares)	-	-	-	-	-	(7,099)	(7,099)
Exercise of stock options (71,064 shares)	-	-	-	(72)	-	1,263	1,191
Change in unearned compensation	-	1,132	1,028	-	-	-	2,160

Balance at December 31, 2003	77	75,764	(8,507)	86,276	5,559	(35,994)	123,175

Comprehensive income:
Net income	-	-	-	11,509	-	-	11,509
Other net comprehensive loss	-	-	-	-	(1,345)	-	(1,345)
Total comprehensive income							10,164
Reversals from discontinued operations	-	142	-	(142)	-	-	-
Cash dividends declared ($0.48 per share)	-	-	-	(2,614)	-	-	(2,614)
Treasury stock purchased (77,804 shares)	-	-	-	-	-	(2,545)	(2,545)
Exercise of stock options (32,415 shares)	-	-	-	(33)	-	576	543
Reissuance of treasury stock - other
(15,870 shares)	-	358	-	-	-	238	596
Change in unearned compensation	-	1,324	1,093	-	-	-	2,417

Balance at December 31, 2004	77	77,588	(7,414)	94,996	4,214	(37,725)	131,736

Comprehensive income:
Net income	-	-	-	8,226	-	-	8,226
Other net comprehensive loss	-	-	-	-	(6,453)	-	(6,453)
Total comprehensive income							1,773
Acquisition of Woronoco Bancorp
(2,926,711 shares)	29	111,810	-	-	-	-	111,839
Termination of Employee
Stock Ownership Plan	-	8,459	5,105	-	-	-	13,564
Cash dividends declared ($0.52 per share)	-	-	-	(3,707)	-	-	(3,707)
Treasury stock purchased/transferred
(381,867 shares)	-	-	-	-	-	(12,837)	(12,837)
Exercise of stock options (103,271 shares)	-	-	-	(86)	-	1,777	1,691
Reissuance of treasury stock - other
(18,190 shares)	-	315	-	-	-	323	638
Tax benefit from stock compensation	-	279	-	-	-	-	279
Change in unearned compensation	-	216	874	-	-	-	1,090

Balance at December 31, 2005	$106	$198,667	$(1,435)	$99,429	$(2,239)	$(48,462)	$246,066

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
(In thousands)
Cash flows from operating activities:
Continuing operations:
Net income	$8,226	$11,940	$9,150
Adjustments to reconcile net income to net cash
provided by continuing operating activities:
Provision for loan losses	1,313	1,565	1,460
Net amortization of securities	1,349	1,203	1,795
Depreciation and amortization expense	2,268	1,696	1,614
Management awards plan expense	1,394	1,216	1,066
Employee stock ownership plan expense	9,002	1,378	1,094
Amortization of other intangibles	1,140	98	203
Increase in cash surrender value of bank owned life insurance	(893)	(479)	(221)
Gain on sales and dispositions of securities, net	(4,283)	(1,483)	(3,077)
(Gain) loss on sale of loans, net	(22)	(85)	1,854
Deferred income tax provision, net	1,689	1,521	1,088
Net change in loans held for sale	(1,040)	(1,053)	-
Decrease (increase) in interest receivable	560	392	(45)
Net change in other assets	2,801	3,090	(737)
Net change in other liabilities	(3,519)	(629)	(384)
Net cash provided by continuing operating activities	19,985	20,370	14,860

Discontinued operations:
Loss from discontinued operations	-	(653)	(282)
Adjustments to reconcile loss to net cash (used)
provided by operating activities:
Depreciation and amortization expense	-	188	493
Amortization of other intangibles	-	94	203
Minority interest	-	(381)	(186)
Net cash (used) provided by discontinued operations	-	(752)	228

Total net cash provided by operating activities:	19,985	19,618	15,088

Cash flows from investing activities:
Continuing operations:
Securities available for sale:
Sales	134,195	16,169	20,349
Proceeds from maturities, calls, and prepayments	80,816	92,257	163,273
Purchases	(46,523)	(127,633)	(302,014)
Securities held to maturity:
Proceeds from maturities, calls, and prepayments	22,858	27,770	56,071
Purchases	(22,843)	(25,049)	(54,725)
Purchase of bank owned life insurance	-	(10,000)	(7,500)

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
(In thousands)

Increase in loans, net	$(63,458)	$(89,458)	$(153,674)
Proceeds from sales of loans	3,635	12,737	63,546
Additions to premises and equipment	(4,133)	(4,583)	(1,386)
Proceeds from sales of foreclosed real estate	-	23	1,456
Net cash paid for business acquisitions	(26,640)	(1,415)	-
Net cash provided (used) by continuing investing activities	77,907	(109,182)	(214,604)

Discontinued operations:
Additions to premises and equipment	-	(76)	(80)
Proceeds from sale of interest in discontinued operations	-	1,966	-
Proceeds from sale of equipment	-	621	-
Net cash provided (used) by discontinued investing activities	-	2,511	(80)

Total net cash provided (used) by investing operations:	77,907	(106,671)	(214,684)

Cash flows from financing activities:
Net increase in deposits	82,755	15,545	47,884
Net decrease in short term borrowings	-	-	(700)
Proceeds from Federal Home Loan Bank advances	889,653	675,500	252,000
Repayments of Federal Home Loan Bank advances	(1,063,248)	(599,039)	(133,537)
Proceeds from junior subordinated debentures	15,464	-	-
Decrease in loans sold with recourse	-	(473)	(728)
Treasury stock purchased	(7,953)	(2,545)	(7,099)
Proceeds from reissuance of treasury stock	2,329	1,139	1,191
Cash dividends paid	(3,707)	(2,614)	(2,628)
Net cash (used) provided by financing activities	(84,707)	87,513	156,383

Net change in cash and cash equivalents	13,185	460	(43,213)

Cash and cash equivalents at beginning of year	17,902	17,442	60,655

Cash and cash equivalents at end of year	$31,087	$17,902	$17,442

Supplemental cash flow information:
Interest paid on deposits	$20,356	$12,386	$13,887
Interest paid on borrowed funds	14,283	8,073	4,696
Income taxes paid, net	3,310	2,440	4,175
Securitization of and transfer of loans to securities	-	39,657	16,270
Non-cash transfer of treasury shares to pay off ESOP loan	4,897	-	-
Fair value of non-cash assets acquired	827,780	-	-
Fair value of liabilities assumed	702,622	-	-
Fair value of common stock issued	108,318	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements of Berkshire Hills Bancorp, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a state-chartered savings bank headquartered in Pittsfield, Massachusetts. These consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. and its wholly-owned subsidiaries Berkshire Bank and Berkshire Hills Technology, Inc. (inactive). The Bank’s wholly-owned subsidiaries include North Street Securities Corporation, Woodland Securities, Inc., and Gold Leaf Securities Corporation which hold certain investment securities. Other Bank subsidiaries are Berkshire Insurance Group, Inc., Berkshire Financial Planning, Inc. (inactive), and Berkshire Municipal Bank, a limited purpose commercial bank in New York. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Business

The Company provides a variety of financial services to individuals, municipalities and businesses through its offices in Western Massachusetts and Northeastern New York. Its primary deposit products are checking accounts, NOW accounts, money market accounts, savings accounts, and time certificates of deposit accounts and its primary lending products are residential and commercial mortgage loans, commercial loans and automobile loans. The Company offers wealth management services including trust, financial planning, and investment services as well as full service insurance agency products.

Use of estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets and liabilities.

Cash and cash equivalents

Cash and cash equivalents include cash, balances due from banks, and short-term investments, all of which mature within ninety days, which are carried at cost.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held for Sale / Gains and Losses on Sales of Mortgage Loans

Residential mortgage loans originated and held for sale are classified separately in the consolidated balance sheets and are carried at the lower of aggregate cost or market value. Gains and losses on sales of mortgage loans are recognized in non-interest income at the time of the sale.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Derivatives

The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in fair value of a derivative that is highly effective, and that is designated and qualifies as a fair value hedge, along with changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded currently in noninterest income. If a derivative has ceased to be highly effective, hedge accounting is discontinued prospectively.

Forward sale commitments related to closed residential mortgage loans are accounted for as fair value hedges. Changes in the fair value of such commitments and loans are both recorded in the consolidated income statements and, accordingly, any hedge ineffectiveness is included in reported net income. However, because the Company's forward sale commitments relate to specific closed loans, changes in the fair value of the forward commitments offset changes in the fair value of the related loans and, accordingly, there is no hedge ineffectiveness recognized as a gain or loss in earnings.

The Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest rate payments are based is not exchanged. Most interest rate swaps involve the exchange of fixed and floating interest payments. By entering into the swap, the principal amount of the debt would remain unchanged but the interest payment streams would change.

The Company utilizes interest rate swaps to convert a portion of its fixed-rate liabilities to a variable rate (fair value hedge) and to convert a portion of its variable-rate mortgage loans to a fixed rate (cash flow hedge). The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting loss or gain on the hedged item, is recognized currently in earnings in the same accounting period. The gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings.

Loans

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Western Massachusetts and Northeastern New York. The ability of the Bank’s debtors to honor their contracts is dependent upon the local economy and the local real estate market.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, together with premiums and discounts on loans purchased, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans continue accruing to one hundred and twenty days delinquent at which time they are charged off, unless the customer is in bankruptcy proceedings. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings to account for losses that are estimated to occur. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mortgage servicing rights

Servicing assets are recognized when rights are acquired through purchase or sale of residential mortgage loans. Capitalized servicing rights are amortized against mortgage servicing income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. Servicing assets are evaluated regularly for impairment based upon the fair value of the servicing rights as compared to their amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

Premises and equipment

Land is carried at cost. Buildings and improvements and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter.

Goodwill and other intangibles

Goodwill and other intangibles are described in the notes to the consolidated financial statements. The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS ) No. 142, “Goodwill and Other Intangible Assets”, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Other identifiable intangible assets are recorded at their estimated fair market value and are amortized on a straight line basis over their estimated useful lives. These assets are evaluated for impairment if circumstances suggest that their value may be impaired.

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

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

Insurance commissions

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later, net of return commissions related to policy cancellations. In addition, the Company may receive additional performance commissions based on achieving certain sales and loss experience measures. Such commissions are recognized when determinable, which is generally when such commissions are received or when the Company receives data from the insurance companies that allows the reasonable estimation of these amounts.

Stock compensation plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. SFAS No. 123 was revised as SFAS No. 123R in December 2004, with an effective date for the Company of January 1, 2006. This revision is discussed further in the “Recent Accounting Pronouncements” section of this Note.

At December 31, 2005, the Company maintains stock-based compensation plans, which are described more fully in Note 15. The Company had elected to apply the accounting methodology in APB No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(In thousands, except per share data)	2005	2004	2003

Net income, as reported	$8,226	$11,509	$8,965
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(433)	(434)	(398)
Pro forma net income	$7,793	$11,075	$8,567

Earnings per share:
Basic-as reported	$1.16	$2.18	$1.70
Basic-pro forma	$1.09	$2.10	$1.63

Diluted-as reported	$1.10	$2.01	$1.57
Diluted-pro forma	$1.04	$1.93	$1.50

Employee stock ownership plan (“ESOP”)

The Company’s ESOP was terminated on June 30, 2005. Prior to this, compensation expense was recognized as ESOP shares were committed to be released. Allocated and committed to be released ESOP shares were considered outstanding for earnings per share calculations. Other ESOP shares were excluded from earnings per share calculations. Dividends declared on allocated ESOP shares were charged to retained earnings. Dividends declared on unallocated ESOP shares were used to satisfy debt service. The value of unearned shares to be allocated to ESOP participants for future services not yet performed was reflected as a reduction of stockholders’ equity.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock awards

The fair market value of the stock awards, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the vesting period. Vested stock award shares are considered outstanding for basic earnings per share. Stock award shares not vested are considered in the calculation of diluted earnings per share.

Earnings per common share

Earnings per common share have been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
	2005	2004	2003
(In thousands, except per share data)

Net income applicable to common stock	$8,226	$11,509	$8,965

Average number of common shares issued	9,390	7,674	7,674
Less: average number of treasury stock shares	(1,935)	(1,779)	(1,723)
Less: average number of unallocated ESOP shares	(200)	(436)	(473)
Less: average number of unvested stock award shares	(133)	(175)	(212)
Average number of basic shares outstanding	7,122	5,284	5,266
Plus: average number of unvested stock award shares	133	175	212
Plus: average number of dilutive shares based on stock options	248	272	225
Average number of diluted shares outstanding	7,503	5,731	5,703

Earnings per average basic share	$1.16	$2.18	$1.70
Earnings per average diluted share	$1.10	$2.01	$1.57

Trust assets

Trust assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

Business segments

An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s operations are limited to financial services provided within the framework of a community bank, and decisions are based generally on specific market areas and or product offerings. Accordingly, based on the financial information which is presently evaluated by the Company’s chief operating decision-maker, the Company operates in a single business segment.

Off-balance sheet financial instruments

In the ordinary course of business, the Bank enters into off-balance sheet financial instruments, consisting primarily of credit related financial instruments. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004Ó) (SFAS 123R). SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R is to be effective for the Company on January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application. Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

Based on the non-vested stock options outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize total pre-tax, quarterly compensation cost of approximately $40,000 beginning in the first quarter of 2006, in accordance with the accounting requirements of SFAS 123R. Future levels of compensation cost related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

In November 2005, FASB issued FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”(FSP 115-1) FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other than temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other than temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” (SOP 03-3). SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from previous purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the Company’s consolidated financial statements.

2.      MERGERS AND ACQUISITIONS

On June 1, 2005, the Company acquired all of the outstanding common shares of Woronoco Bancorp, Inc., (“Woronoco”) and its wholly-owned subsidiary Woronoco Savings Bank. Headquartered in Westfield, Massachusetts, Woronoco provided banking and other financial services through ten banking offices in the Pioneer Valley, including Hampden and Hampshire Counties in Western Massachusetts. The merger expanded the Company’s footprint to include new areas and provided new opportunities to enhance revenues and operating efficiencies. The acquisition was accounted for under the purchase method of accounting with the results of operations for Woronoco included in the Company’s results beginning June 1, 2005. Under the purchase method of accounting, the assets and liabilities of the former Woronoco were recorded at their respective fair values as of June 1, 2005.
Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company purchased 25% of Woronoco’s common shares for cash, at $36.00 per share. The Company purchased 75% of Woronoco’s common shares for stock, in a one-for-one exchange valued at $37.01 per share (the share value was based on the average closing share price for the five-day period beginning two days before the date of the announcement of the acquisition). The Company also converted Woronoco’s outstanding stock options into options to purchase an equal number of shares of Berkshire stock. The calculation of the purchase price was as follows:

(In thousands, except share data)
Total shares of Berkshire common stock issued	2,926,711
Purchase price per Berkshire common share	$37.01

Value of Berkshire common stock issued		$108,318
Cash paid for Woronoco stock		35,088
Estimated fair value of stock options		3,521
Total purchase price		$146,927

The following condensed balance sheet of Woronoco discloses the amounts assigned to each major asset and liability caption at the acquisition date of June 1, 2005.

(In thousands)
Assets
Cash and cash equivalents	$21,769
Securities available-for-sale	182,196
Net loans	525,446
Goodwill	80,440
Intangible assets	11,982
Other assets	27,716
Total assets	849,549
Liabilities
Deposits	442,674
Borrowings	243,122
Other liabilities	16,826
Total liabilities acquired	702,622
Net assets acquired	$146,927

The core deposit intangible was estimated at $9.66 million for the non-maturity deposits, and will be amortized over their estimated useful lives of 8-10 years on a straight-line basis. An intangible asset of $2.32 million was recorded for the value of certain non-competition agreements and will be amortized on a straight-line basis over the three-year lives of these assets. None of the goodwill is expected to be deductible for income tax purposes.

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

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unaudited pro forma condensed consolidated statements of income for the years 2005 and 2004, assuming that Woronoco had been acquired as of the beginning of the year are as follows:

(In thousands, except per share data)	2005	2004

Net interest income	$60,881	$62,483
Non-interest income	17,656	14,047
Net income	10,387	13,674

Basic earnings per share	$1.25	$1.66
Diluted earnings per share	$1.19	$1.57

During 2005, the Bank acquired the business and assets of each of MacDonald & Johnson, Inc., a full-service property and casualty insurance agency located in East Longmeadow, Massachusetts and Onofrey Insurance and Financial Services, Inc., an agency specializing in life, disability and health insurance products located in Springfield, Massachusetts. During 2004, the Company acquired the business of Berkshire Financial Planning, Ltd. Additionally in 2004, the Bank acquired Oriskany Falls, New York branch of the National Bank of Vernon, including approximately $8 million in deposits. These acquisitions, in aggregate, were not viewed as material to the consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     SECURITIES

A summary of securities follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
Securities Available for Sale
Debt securities:
U.S. Government agencies	$69	$-	$(6)	$63
Municipal bonds and obligations	63,701	364	(392)	63,673
Mortgaged-backed securities	264,705	59	(6,260)	258,504
Other bonds and obligations	24,356	454	(107)	24,703
Total debt securities	352,831	877	(6,765)	346,943
Equity securities:
Federal Home Loan Bank stock	36,717	-	-	36,717
Other equity securities	4,950	2,266	-	7,216
Total equity securities	41,667	2,266	-	43,933
Total securities available for sale	394,498	3,143	(6,765)	390,876

Securities Held to Maturity
Municipal bonds and obligations	23,851	-	-	23,851
Mortgaged-backed securities	6,057	-	(145)	5,912
Total securities held to maturity	29,908	-	(145)	29,763

Total securities	$424,406	$3,143	$(6,910)	$420,639

December 31, 2004
Securities Available for Sale
Debt securities:
U.S. Government agencies	$1,106	$13	$(6)	$1,113
Municipal bonds and obligations	19,169	99	(96)	19,172
Mortgaged-backed securities	323,956	1,857	(3,228)	322,585
Other bonds and obligations	9,418	56	(45)	9,429
Total debt securities	353,649	2,025	(3,375)	352,299
Equity securities:
Federal Home Loan Bank stock	16,974	-	-	16,974
Other equity securities	7,236	7,912	-	15,148
Total equity securities	24,210	7,912	-	32,122
Total securities available for sale	377,859	9,937	(3,375)	384,421

Securities Held to Maturity
Municipal bonds and obligations	25,227	-	-	25,227
Mortgaged-backed securities	4,715	9	(52)	4,672
Total securities held to maturity	29,942	9	(52)	29,899

Total securities	$407,801	$9,946	$(3,427)	$414,320

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of debt securities by contractual final maturity at year-end 2005 was as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$152	$152	$8,175	$8,175
Over 1 year to 5 years	1,050	1,041	4,041	4,041
Over 5 years to 10 years	4,535	4,465	1,394	1,394
Over 10 years	82,389	82,781	10,241	10,241
Total bonds and obligations	88,126	88,439	23,851	23,851

Mortgage-backed securities	264,705	258,504	6,057	5,912

Total debt securities	$352,831	$346,943	$29,908	$29,763

At December 31, 2005 and 2004, the Company had pledged securities with an amortized cost of $2.52 million and $1.00 million and a fair value of $2.50 million and $1.01 million, respectively, as collateral for its treasury tax and loan account. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the Federal Home Loan Bank of Boston, as discussed further in the Borrowings note to these consolidated financial statements.

Sales of securities available for sale were as follows:

(In thousands)	2005	2004	2003

Proceeds from sales	$134,195	$16,169	$20,349
Gross realized gains	6,134	1,914	3,371
Gross realized losses	1,851	431	294

Gross gains included gains on the sale of securitized mortgages totaling $751,000 in 2005 and $81,000 in 2004. There were no such sales in 2003.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year-end securities with unrealized losses, segregated by length of impairment, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
December 31, 2005

Securities Available for Sale:
Mortgaged-backed securities	$2,576	$140,291	$3,684	$103,147
Other bonds and obligations	361	35,133	144	10,019
Total available for sale	2,937	175,424	3,828	113,166
Securities Held to Maturity:
Mortgaged-backed securities	5	261	140	5,566

Total	$2,942	$175,685	$3,968	$118,732

December 31, 2004

Securities Available for Sale:
Mortgaged-backed securities	$1,474	$138,873	$1,753	$87,220
Other bonds and obligations	75	9,338	73	5,353
Total available for sale	1,549	148,211	1,826	92,573
Securities Held to Maturity:
Mortgaged-backed securities	13	1,155	39	2,930

Total	$1,562	$149,366	$1,865	$95,503

Management evaluates impaired securities to determine if any impairments are other than temporary. The determination includes an evaluation of the severity of the impairment, the duration of the impairment, changes in market conditions, changes in credit quality, and the performance and prospects for the securities. Based on management's review, no securities were deemed impaired on an other-than-temporary basis in 2005, 2004, and 2003, and all securities performed in accordance with their terms during these periods. The Company did not own any equity securities with unrealized losses at year-end 2005. At that date, all impairments were deemed to be temporary and related to changes in market interest rates, and not related to the underlying credit quality of the issuers. The Company expects that these securities will continue to perform in accordance with their terms. The unrealized losses primarily relate to pass through mortgage-backed securities issued by Fannie Mae and Freddie Mac. The increase in unrealized losses was due to higher interest rates in 2005. The largest number of impaired securities were either purchased at discount or were adjustable rate securities expected to improve to premium pricing at the time of rate adjustment. The Company has the ability to hold these investments for a time necessary to recover the amortized cost.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      LOANS

Year-end loans consisted of the following:

(In thousands)	2005	2004

Residential mortgages
1-4 family	$514,423	$217,159
Construction	35,368	18,091
Total residential mortgages	549,791	235,250

Commercial mortgages
Construction	58,968	20,611
Single and multifamily	68,570	32,344
Other	283,182	207,619
Total commercial mortgages	410,720	260,574

Commercial business	158,746	150,879

Consumer
Auto	147,286	122,684
Home equity and other	149,906	58,792
Total consumer	297,192	181,476

Total loans	$1,416,449	$828,179

Included in year-end total loans were the following:

Unamortized net loan origination costs	$896	$574
Unamortized net premium on purchased loans	173	195
Total unamortized net costs and discounts	$1,069	$769

Activity in the allowance for loan losses was as follows:

(In thousands)	2005	2004	2003

Balance at beginning of year	$9,337	$8,969	$10,308
Provision for loan losses	1,313	1,565	1,460
Allowance attributed to acquired loans	3,321	-	-
Loans charged-off	(1,542)	(2,202)	(4,364)
Recoveries	572	1,005	1,565

Balance at end of year	$13,001	$9,337	$8,969

Most of the Company’s lending activity occurs within its primary markets in Western Massachusetts and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. During 2005 and 2004, there were no concentrations of loans related to any one industry in excess of 10% of total loans.

At year-end 2005 and 2004, Bank loans outstanding to related parties totaled $4.33 million and $2.45 million. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members. For the years 2005 and 2004, all related party loans were performing. Year-end Bank aggregate extensions of credit to one related party interest totaled $4.70 million in 2005 and $4.15 million in 2004. In these years, aggregate additions to extensions of credit to this interest totaled $600,000 and $4.08 million, and related aggregate reductions of extensions of credit (including loan repayments) totaled $50,000 and $50,000 in 2005 and 2004, respectively.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of year-end information pertaining to impaired loans, non-accrual loans, and troubled debt restructurings:

(In thousands)	2005	2004	2003

Investment in impaired loans	$1,914	$1,180	$2,382
Impaired loans with no valuation allowance	1,430	787	388
Impaired loans with a valuation allowance	484	393	1,994
Specific valuation allowance allocated to impaired loans	257	230	267
Average investment in impaired loans during year	3,806	2,412	2,693
Cash basis impaired loan income during year	66	18	14
Non-accrual loans	1,186	1,152	3,199
Income foregone on non-accrual loans during year	82	173	165
Total loans past due ninety days or more and still accruing	110	65	306
Troubled debt restructurings	1,234	510	214
Interest income on troubled debt restructurings	71	14	13

There was no foreclosed real estate at year-end 2005 or 2004. There were no commitments to lend additional funds to debtors of troubled debt restructurings.

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $106.3 million and $47.6 million at year-end 2005 and 2004, respectively.

Included in other assets are capitalized mortgage servicing rights, which represent the capitalized net present value of fee income streams generated from servicing residential mortgage loans for other financial institutions. The fair value of these rights is based on discounted cash flow projections. The fair value approximated carrying value at year-end 2005 and 2004, and no valuation allowance was recorded at these dates.

The components of mortgage servicing rights were as follows:

(In thousands)	2005	2004	2003

Balance at beginning of year	$279	$100	$-
Additions	988	233	100
Amortization	(99)	(54)	-
Balance at end of year	$1,168	$279	$100

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2005	2004

Land	$3,639	$1,587
Buildings and improvements	27,492	20,232
Furniture and equipment	18,100	12,751
Construction in process	542	1,491
	49,773	36,061
Accumulated depreciation and
amortization	(23,537)	(21,281)

Premises and equipment, net	$26,236	$14,780

Depreciation and amortization expense for the years 2005, 2004 and 2003 amounted to $2.26 million, $1.88 million, and $2.11 million, respectively.

6.     OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2005	2004

Prepaid dealer reserves	$3,781	$3,460
Net deferred tax asset	4,218	819
Capitalized mortgage servicing rights	1,168	279
Other	4,109	1,829

Total other assets	$13,276	$6,387

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      GOODWILL AND OTHER INTANGIBLES

Goodwill totaled $88.1 million and $6.8 million at year-end 2005 and 2004, respectively. The Company recorded $80.4 million in goodwill in connection with the acquisition of Woronoco Bancorp, Inc. in June, 2005. The Company recorded $0.9 million in goodwill in connection with insurance agency acquisitions in the fourth quarter of 2005. See Note 2 - Mergers and Acquisitions for further information about goodwill and other intangible assets acquired in 2005.

Other intangible assets were as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2005
Core deposits	$9,886	$(622)	$9,264
Non-compete agreements	2,318	(451)	1,867
Other intangible assets	464	(71)	393
Total	$12,668	$(1,144)	$11,524

December 31, 2004
Core deposits	$222	$-	$222
Other intangible assets	254	(4)	250
Total	$476	$(4)	$472

Amortization expense related to intangible assets totaled $1,140,000 in 2005, $98,000 in 2004, and $203,000 in 2003. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2005 is as follows: 2006 - $1.94 million; 2007 - $1.94 million; 2008 - $1.48 million; 2009 - $1.11 million; 2010 - $1.05 million; and thereafter - $4.01 million.

8.      DEPOSITS

Year-end deposits were as follows:

(In thousands)	2005	2004
Demand	$180,136	$110,129
NOW	148,644	100,709
Money market	244,784	156,412
Savings	222,387	163,264
Total non-maturity deposits	795,951	530,514
Brokered time	56,933	-
Other time	518,334	315,275
Total time	575,267	315,275
Total deposits	$1,371,218	$845,789

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of year-end time deposits is as follows:

	2005	2004
(In thousands)	Amount	Amount
Maturity date:
Within 1 year	$350,385	$177,265
Over 1 year to 3 years	152,937	92,231
Over 3 years	71,945	45,779

Total	$575,267	$315,275

Account balance:
Less than $100,000	$308,354	$175,177
$100,000 or more	266,913	140,098

Total	$575,267	$315,275

9.      BORROWINGS

Borrowings outstanding at year-end 2005 and 2004 included various advances from the Federal Home Loan Bank of Boston (FHLBB). Additionally, borrowings at year-end 2005 included junior subordinated debentures.

FHLBB borrowings outstanding at year-end 2005 and 2004 consisted of various advances totaling $397.5 million and $327.9 million, respectively. The year-end weighted average interest rate on outstanding advances was 3.77% in 2005 and 3.11% in 2004. The contractual maturities of FHLBB advances at year-end 2005 were as follows: 2006 - $139.7 million; 2007 - $95.4 million; 2008 - $50.9 million; 2009 - $49.5 million; 2010 - $20.0 million; and thereafter - $42.0 million. Year-end 2005 advances outstanding included callable advances totaling $123.5 million and amortizing advances totaling $25.7 million.

The Bank maintains a line of credit with the FHLBB, which carries interest at a rate that adjusts daily. Borrowings under the line are limited to $13.1 million and the line of credit may be increased to 2% of the Bank’s total assets in accordance with the FHLBB credit policy. Additionally, the Bank utilizes overnight FHLBB cash management borrowings. All FHLBB borrowings are secured by a blanket security agreement on certain qualified collateral, principally all first mortgage loans, certain securities, and any funds on deposit with the FHLBB. As of December 31, 2005 and 2004, there were no outstanding borrowings under the FHLBB line of credit.

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are secured by investment securities. There were no securities sold under agreements to repurchase at year-end 2005. During 2005, the average amount outstanding was $986,000; the highest month-end balance was $4.87 million; and the weighted average interest rate during the year was 2.79%. There were no securities sold under agreements to repurchase in 2004. The Bank has a $50.0 million repurchase agreement line of credit with a major broker-dealer to be secured by securities or other assets of the Bank. As of December 31, 2005 and 2004, there were no outstanding borrowings against this agreement.

The balance of junior subordinated debentures totaled $15.5 million at year-end 2005. In June 2005, the Company formed Berkshire Hills Capital Trust I (the “Trust”) which issued $15.0 million of trust preferred securities. The Company invested $464,000 in the common equity of the Trust. The proceeds from the sale of the preferred securities and the common equity were used to purchase $15.5 million of junior subordinated debenture issued by the Company to the Trust. The debentures are the sole assets of the Trust. Proceeds were used by the Company to provide additional equity to the Bank. The trust preferred securities and common stock pay dividends quarterly at a variable rate equal to LIBOR plus 1.85%. The trust preferred securities are mandatorily redeemable on August 23, 2035 and may be redeemed by the Trust at par any time on or after August 23, 2010. The Company has fully and unconditionally guaranteed the trust preferred securities issued by the Trust. The interest rate and maturity of the junior subordinated debentures are the same as the trust preferred securities. The coupon rate at year-end 2005 was 6.23%. The financial statements of Berkshire Hills Capital Trust I are not included in the consolidated financial statements of Berkshire Hills Bancorp. The Company has the right to defer payments of interest on the debentures at any time, or from time to time, with certain limitations.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      INCOME TAXES

Income tax expense (benefit) was as follows:

(In thousands)	2005	2004	2003

Current
Federal	$5,501	$3,632	$3,210
State	813	264	766
Total current	6,314	3,896	3,976
Deferred
Federal	1,647	875	848
State	(93)	188	240
Total deferred	1,554	1,063	1,088

Change in valuation reserve	135	458	-
Total income tax expense	$8,003	$5,417	$5,064

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2005	2004	2003

Statutory tax rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.4	1.7	4.7
Dividends received deduction	(0.7)	(0.9)	(1.1)
Tax exempt income - investments	(5.6)	(2.4)	(0.9)
Bank owned life insurance	(1.9)	(1.3)	(0.8)
Employee stock ownership plan termination	17.7	-	-
Valuation reserve	0.8	2.7	-
Other, net	0.6	(2.8)	(0.2)

Effective tax rate	49.3%	32.0%	35.7%

Year-end deferred tax assets (liabilities) related to the following:

(In thousands)	2005	2004

Allowance for loan losses	$5,438	$3,906
Employee benefit plans	1,132	747
Charitable contribution carryover	-	519
Net unrealized loss (gain) on securities available for sale	1,436	(2,348)
Goodwill amortization	(1,050)	(624)
Investments	(590)	(693)
Purchase accounting adjustments	(574)	-
Other	(981)	(230)
Valuation reserve	(593)	(458)

Deferred tax asset, net	$4,218	$819

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance has been established for the full amount of the Massachusetts net deferred tax asset, due to uncertainties of realization. Management believes it is more likely than not that the Company will realize its remaining net deferred tax assets, based on its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

The Bank does not intend to pay nondividend distributions that would result in a recapture of any portion of its base year bad debt reserves, and a related deferred federal income tax liability of $346,000 has not been provided. In June, 2003, the Company entered into a settlement with the Massachusetts Department of Revenue related to its Real Estate Investment Trust, and paid $398,000 to the Department representing 50% of the disputed amount and received a release from liability for the remainder of the State’s claim.

11.      COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

Reserve requirements. The Federal Reserve system requires nonmember banks to maintain certain reserve requirements of vault cash and/or deposits. The balance of this reserve, included in cash and equivalents, was $6.66 million and $2.08 million at year-end 2005 and 2004, respectively.

Credit related financial instruments. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at year-end:

(In thousands)	2005	2004

Commitments to grant loans	$68,555	$35,587
Unused funds on commercial lines of credit	100,937	44,188
Unadvanced funds on home equity, reddi-cash and
other consumer lines of credit	141,270	58,128
Unadvanced funds on construction loans	82,395	27,620
Standby letters of credit	12,710	2,075
Commercial letters of credit	1,500	1,500

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Funds to be disbursed for loans and home equity lines of credit are collateralized by real estate. Commercial lines of credit are generally secured by business assets and securities. Reddi-cash lines of credit are unsecured.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Forward sale commitments. Forward commitments are used to sell residential mortgage loans, which are entered into for the purpose of reducing the market risk associated with originating loans held for sale. The types of risk that may arise are from the possible inability of the Company or the other party to fulfill the contracts. At year-end 2005, total loans held for sale were $2.09 million consisting entirely of fixed rate residential mortgage loans. The Company had best efforts forward delivery sales contracts for all of these loans, with a fair value of $27,000.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease commitments. Future minimum rental payments required under operating leases that have remaining noncancellable lease terms of more than one year at December 31, 2005 are as follows: 2006 - $1.31 million; 2007 - $1.20 million; 2008 - $1.18 million; 2009 - $1.20 million; 2010 - $0.91 million; and all years thereafter - $10.27 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2005, 2004 and 2003 amounted to $909,000, $401,000 and $371,000, respectively.

Investment Commitments. As of December 31, 2005, the Company was contractually committed under a limited partnership agreement to make partnership investments of approximately $7.8 million.

Employment and change in control agreements. The Company has entered into an employment agreement with one senior executive with a two year term. The Bank also has change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at December 31, 2005 will have no material effect on the Company’s consolidated financial statements.

12.      ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company purchased outstanding interest rate swap agreements with the acquisition of Woronoco Bancorp, Inc on June 1, 2005. One swap with a notional amount of $5.0 million was arranged to hedge a portfolio of variable rate home equity lines of credit. The terms of the swap agreement call for the Company to receive fixed interest rate payments and remit variable rate interest rate payments. This interest rate swap is designated as a cash flow hedge. At year-end 2005, the pay rate on this swap (equal to the prime rate) was 7.00%, and the receive rate was 7.64%. The remaining term of this swap was 1.3 years, and the unrealized gain relating to this swap was $5,000.

Also in conjunction with the Woronoco acquisition, the Company acquired two existing swaps with a total notional amount of $20.0 million which were used to hedge a portfolio of brokered certificates of deposit. These agreements are designated as fair value hedges since they are used to convert the cost of the brokered certificates of deposit from a fixed to a variable rate. Since the hedge relationship is estimated to be 100% effective (gain or loss on the swap agreements will completely offset the gain or loss on the certificates of deposit) there is no impact on the statement of income. The balance sheet reflects the swap and the certificates of deposit at fair value. At year-end 2005, the average pay rate (based on three or six month LIBOR) was 4.25% and the average receive rate was 4.375%. The remaining average term of these swaps was 8.1 years, and the unrealized loss relating to these swaps was $699,000.

13.      STOCKHOLDERS’ EQUITY

Minimum regulatory capital requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of December 31, 2005 and 2004, the Bank met the capital adequacy requirements.

As of December 31, 2005, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual and required capital amounts were as follows:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total capital to risk weighted assets	$164,642	11.12%	$118,461	8.00%	$148,076	10.00%
Tier 1 capital to risk weighted assets	150,621	10.17	59,230	4.00	88,846	6.00
Tier 1 capital to average assets	150,621	7.79	77,326	4.00	96,658	5.00

December 31, 2004
Total capital to risk weighted assets	118,554	12.69	74,766	8.00	93,457	10.00
Tier 1 capital to risk weighted assets	105,656	11.31	37,383	4.00	56,074	6.00
Tier 1 capital to average assets	105,656	8.08	52,324	4.00	65,405	5.00

A reconciliation of the Company’s year-end total stockholders’ equity l to the Bank’s regulatory capital is as follows:

(In thousands)	2005	2004

Total stockholders' equity per consolidated financial statements	$246,066	$131,736
Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	2,991	(14,612)
Accumulated other comprehensive loss (income)	2,239	(4,214)
Disallowed goodwill and intangible assets	(100,675)	(7,254)
Total Bank Tier 1 Capital	150,621	105,656
Adjustments for total capital:
Allowed unrealized gains on equity securities	1,020	3,560
Includible allowance for loan losses	13,001	9,338
Total Bank capital per regulatory reporting	$164,642	$118,554

Common stock

The Company and the Bank are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. The Bank received approval in 2005 to pay a dividend to the Company in an amount exceeding the preceding regulatory restriction. At year-end 2005, any additional Bank dividends would require specific regulatory approval. In addition, the Bank may not declare or pay dividends on any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with Massachusetts conversion regulations, the Bank established a liquidation account for eligible account holders, which at the time of conversion amounted to approximately $70 million. In the event of a liquidation of the Bank, the eligible account holders will be entitled to receive their pro-rata share of the net worth of the Bank prior to conversion. However, as qualifying deposits are reduced, the liquidation account will also be reduced in an amount proportionate to the reduction in the qualifying deposit accounts. Due to the acquisition of Woronoco Bancorp, Inc. in 2005, the Bank also acquired the Woronoco Savings Bank liquidation account, which amounted to approximately $33 million at the time of the Woronoco conversion.

Other comprehensive income

Comprehensive income is the total of net income and all other non-owner changes in equity. It is displayed in the Consolidated Statements of Changes in Stockholders’ Equity. Reclassification detail is shown for the years below.

	2005	2004	2003
(In thousands)

Change in net unrealized holding gains/losses
on available for sale securities	$(5,901)	$(477)	$2,297
Reclassification adjustment for net gains
realized in income	(4,283)	(1,483)	(3,077)
Net change in unrealized gains/losses	(10,184)	(1,960)	(780)

Tax effects	3,784	615	797

Net-of-tax change in available for sale securities	(6,400)	(1,345)	17

Net gain on derivative instruments	(53)	-	-
Total other comprehensive income	$(6,453)	$(1,345)	$17

Year-end components of accumulated other comprehensive (loss) income were as follows:

(In thousands)	2005	2004

Net unrealized holding (losses/gains)
on available for sale securities	$(3,622)	$6,562
Net gain on derivative instruments	(53)	-
Tax effects	1,436	(2,348)
Accumulated other comprehensive (loss) income	$(2,239)	$4,214

14.      EMPLOYEE BENEFIT PLANS

The Company provides a qualified savings plan under Section 401(k) of the Internal Revenue Code. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. Expense related to the plan was $771,000, $624,000 and $603,000, for the years 2005, 2004 and 2003, respectively.

The Company maintains a supplemental executive retirement plan (“SERP”) for one active key executive. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. At year-end 2005 and 2004, the accrued liability for this SERP was $268,000 and $120,000, respectively. SERP expense was $148,000 in 2005, $111,000 in 2004, and $247,000 in 2003. A SERP for a retired executive was terminated in 2004 and the related $997,000 liability was paid off.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has in the past offered its retirees optional medical insurance coverage. All participating retirees are required to contribute in part to the cost of this coverage. No new retirees can participate in this program. The year-end accrued liability for payment of future premiums was $403,000 in 2005 and $411,000 in 2004. Annual expense of this program was $50,000 in 2005 and $50,000 in 2004; no program expense was recorded in 2003.

15.      STOCK-BASED COMPENSATION PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock options

Under the Company’s 2001 Stock-Based Incentive Plan, the Company may grant stock options and stock awards to its directors, officers and employees for up to 767,366 shares of common stock. Under the Company’s 2003 Equity Compensation Plan, the Company may grant up to 300,000 options or stock awards to its directors, officers and employees. For both plans, shares may be issued or transferred pursuant to the exercise of options to purchase shares of common stock. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options granted under the 2001 Plan vest at 20% per year. Option and stock awards under the 2003 Plan vest based on a schedule established at the time of the award. Both incentive stock options and non-statutory stock options may be granted under these plans.

In acquiring Woronoco Bancorp, Inc., the Company assumed the outstanding unexercised options issued under its three stock compensation plans: the 1999 Stock-Based Incentive, 2001 Stock Option, and 2004 Equity Compensation Plans. The exercise price of each option equals the market price of Woronoco’s stock on the date of grant and an option’s maximum term is ten years. All outstanding unexercised options became fully vested on the acquisition date.

A summary of activity in the Company’s stock plans follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Fixed Options:
Outstanding at beginning of year	643,754	$18.97	649,927	$17.80	600,848	$16.75
Granted	-	-	36,450	37.80	120,143	22.44
Acquired	256,270	20.51	-	-	-	-
Exercised	(103,271)	17.21	(32,415)	16.75	(71,064)	16.75
Forfeited	(5,769)	18.23	(10,208)	18.81	-	-
Outstanding at end of year	790,984	19.79	643,754	18.97	649,927	17.80

Options exercisable at year-end	618,288	$19.19	316,926	$17.18	189,081	$16.75
Weighted-average fair value of
options granted during the year	$-		$7.98		$6.15

The fair value of each option grant is estimated on the date of grant using the Black - Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003

Dividend yield	1.85%	1.85%
Expected life	6 years	10 years
Expected volatility	21.04%	20.34%
Risk-free interest rate	3.17%	3.85%

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to options outstanding at December 31, 2005 are as follows:

	Options Outstanding			Options Exercisable
			Weighted
	Weighted		Average		Weighted
	Average		Remaining		Average
	Exercise	Number	Contractual	Number	Exercise
	Price	Outstanding	Life	Exercisable	Price

	$9.69	55,849	3.8 years	55,849	$9.69
	9.69	13,000	4.3 years	13,000	9.69
	11.88	3,272	4.8 years	3,272	11.88
	13.50	2,725	5.0 years	2,725	13.50
	16.75	395,383	5.1 years	316,306	16.75
	17.90	17,400	6.0 years	17,400	17.90
	18.97	10,000	6.2 years	10,000	18.97
	20.25	8,000	6.3 years	8,000	20.25
	21.10	32,722	6.9 years	32,722	21.10
	22.00	13,800	7.1 years	13,800	22.00
	21.60	32,400	7.1 years	32,400	21.60
	22.44	116,643	7.1 years	46,657	22.44
	37.25	46,000	8.1 years	46,000	37.25
	37.80	35,450	8.1 years	11,817	37.80
	31.20	8,340	8.4 years	8,340	31.20
Total	$19.79	790,984	5.9 years	618,288	$19.19

Stock awards

Under the Company’s 2001 Stock-Based Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 306,950 shares of common stock. The stock awards vest at 20% per year. Under the Company’s 2003 Equity Compensation Plan, the Company may grant up to 300,000 stock options or stock awards to its directors, officers and employees. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting periods. The Company recorded compensation cost related to the stock awards of $1.39 million, $1.22 million, and $1.07 million in 2005, 2004 and 2003, respectively.

A summary of the year-end status of the Company’s stock awards is presented below:

	2005	2004	2003

Balance at beginning of year	306,305	290,435	206,269
Granted	18,190	15,870	84,166
Cancelled	(3,683)	-	-
Balance at end of year	320,812	306,305	290,435

Fair value of stock awards granted during the year	$35.10	$37.80	$22.30

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

The Bank had established an Employee Stock Ownership Plan (“ESOP”) for the benefit of each employee that had reached the age of 21 and had completed at least 1,000 hours of service in the previous twelve-month period. This plan was terminated by the Bank as of June 30, 2005. A total of 442,286 shares were held in trust as of December 31, 2005 pending a favorable determination letter from the Internal Revenue Service for the distribution of these shares to plan participants in 2006. These shares were treated as allocated as of July 1, 2005 for purposes of calculating earnings per share.

Berkshire Hills Funding Corporation had provided a loan to the Berkshire Bank Employee Stock Ownership Plan Trust which was originally used to purchase the Company’s outstanding stock in the open market. The loan bore interest equal to 9.5%, provided for quarterly payments of interest and principal, and was secured by the unallocated shares in the plan through June 30, 2005. The Bank made contributions to the ESOP sufficient to support the debt service of the loan and made a $900,000 prepayment of the loan in June 2005. Following the prepayment, the Board of Directors terminated the plan. As provided in the plan, the outstanding loan was repaid through the sale of 146,971 shares by the plan to the Company. Those shares were recorded as treasury shares at the June 30, 2005 share closing price of $33.32.

Total expense applicable to the termination of the plan was recorded in the amount of $8.67 million in 2005. The effect on capital of this expense was offset by credits to unearned compensation and additional paid in capital in stockholders’ equity. The Bank recorded an additional $168,000 in expense related to the termination of the ESOP supplementary executive retirement plan. Additionally, total compensation expense applicable to the operation of the ESOP prior to its termination amounted to $340,000, $1.38 million, and $1.09 million for the years 2005, 2004, and 2003 respectively.

In connection with the acquisition of Woronoco, Berkshire Bank assumed the obligations of the Wornoco Savings Bank Employee Stock Ownership Plan. The Woronoco Savings Bank Employee Stock Ownership Plan was terminated by Woronoco Savings Bank as of the effective date of the merger and all outstanding loan obligations under the plan were repaid. Participant shares in the plan totaled 304,536 shares at year-end 2005 and these shares were being held in trust at year-end 2005 pending distributions to participants.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of these instruments approximate fair values.

Securities: Fair values for securities are based on quoted market prices, where available. Non-marketable equity securities and certain securities held to maturity are assumed to have fair values equal to carrying values.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates offered at year-end for loans with similar terms to borrowers of similar credit quality. Fair values of loans held for sale are based on contracted sale prices.

Accrued interest receivable: The carrying amount approximates fair-value.

Deposits: The fair values for non-maturity accounts are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for time accounts are estimated using a discounted cash flow calculation that applies interest rates offered at year-end for deposits of similar remaining maturities.

Borrowings: The fair values of borrowings are estimated using discounted cash flow analyses using year-end market rates for similar borrowings. Junior subordinated debentures reprice every ninety days and the carrying amount approximates fair value.

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative financial instruments: Fair values are based on quoted market prices.

Off-balance-sheet financial instruments: Fair values for off-balance-sheet lending commitments are immaterial. In its credit commitments, the Company does not normally provide interest rate locks exceeding sixty days, and most credit commitments are for adjustable rate loans.

The year-end carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$31,087	$31,087	$17,902	$17,902
Securities available for sale	390,876	390,876	384,421	384,421
Securities held to maturity	29,908	29,763	29,942	29,899
Loans held for sale	2,093	2,120	1,053	1,067
Loans, net	1,403,448	1,393,591	818,842	814,458
Accrued interest receivable	8,508	8,508	5,472	5,472

Financial liabilities:
Deposits with no stated maturity	795,951	795,951	530,514	530,514
Time accounts	575,267	573,412	315,275	318,056
Borrowings	412,917	407,830	327,926	334,457

Derivative financial instruments:
Assets	5	5	-	-
Liabilities	699	699	-	-

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the parent company, Berkshire Hills Bancorp, Inc., is as follows:

CONDENSED BALANCE SHEETS

	December 31,
( In thousands)	2005	2004

Assets

Cash due from Berkshire Bank	$10,335	$6,202
Investment in subsidiaries	249,521	123,803
Other assets	1,898	1,740

Total assets	$261,754	$131,745

Liabilities and Stockholders' Equity

Accrued expenses payable	$224	$9
Junior subordinated debentures	15,464	-
Stockholders' equity	246,066	131,736

Total liabilities and stockholders' equity	$261,754	$131,745

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2005	2004	2003

Income:
Dividends from subsidiaries	$43,255	$524	$8,559
Other	67	11	71
Total income	43,322	535	8,630
Interest expense	450	-	-
Operating expenses	325	156	361
Total expense	775	156	361
Income before income taxes and equity in
undistributed income of subsidiaries	42,547	379	8,269
Income tax benefit	(153)	(860)	(99)
Income before equity in undistributed
income of subsidiaries	42,700	1,239	8,368
Equity in undistributed (loss) income of subsidiaries	(34,474)	10,270	597

Net income	$8,226	$11,509	$8,965

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$8,226	$11,509	$8,965
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in undistributed income of Berkshire Bank	34,474	(10,923)	(889)
Equity in undistributed loss of
Berkshire Hills Technology, Inc.	-	653	282
Other, net	(828)	91	(55)
Net cash provided by operating activities	41,872	1,330	8,303

Cash flows from investing activities:
Maturities of securities	-	-	3,463
Investment in bank subsidiary	(14,898)	-	-
Liquidation of Berkshire Hills Funding Corporation	6,680	-	-
Cash paid for acquisition	(35,088)	-	-
Sale of investment in Berkshire Hills Technology, Inc.	-	2,587	-
Net cash provided by investing activities	(43,306)	2,587	3,463

Cash flows from financing activities:
Proceeds from junior subordinated debentures, net	14,898	-	-
Proceeds from reissuance of treasury stock	2,329	1,139	1,191
Payments to acquire treasury stock	(7,953)	(2,545)	(7,099)
Dividends paid	(3,707)	(2,614)	(2,628)
Net cash used in financing activities	5,567	(4,020)	(8,536)

Net change in cash and cash equivalents	4,133	(103)	3,230

Cash and cash equivalents at beginning of year	6,202	6,305	3,075

Cash and cash equivalents at end of year	$10,335	$6,202	$6,305

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     DISCONTINUED OPERATIONS

On June 18, 2004, the business assets of EastPoint Technologies, LLC were sold to a subsidiary of Open Solutions Inc. for $7.00 million. The Company owned a 60.3% interest in EastPoint, with the remaining 39.7% interest recorded as minority interest. Net of escrows and minority interest, the Company received $2.59 million in net cash proceeds. The Company recorded $61,000 as revenue in 2005 representing its 60.3% share of combined escrow and conditional payments, and it may receive additional payments in 2006. Net income and cash flows related to EastPoint have been reclassified as related to discontinued operations in the financial statements. The transaction resulted in a net loss of $75,000 ($49,500 after taxes), which was included in the net loss from discontinued operations in 2004. Information about discontinued operations follows:

(In thousands)	2004	2003

Depreciation and amortization	$282	$696
Licensing and other fee revenues	2,695	7,262
Minority interest	(381)	(186)
Net loss before taxes	(653)	(282)
Goodwill and other intangibles	-	4,470
Other assets	-	3,188
Capital expenditures	76	80

Back to Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$26,512	$25,839	$19,348	$16,037	$15,807	$15,546	$14,737	$14,990
Interest expense	11,475	10,785	7,840	6,010	5,608	5,304	4,985	4,828
Net interest income	15,037	15,054	11,508	10,027	10,199	10,242	9,752	10,162
Provision for loan losses	315	204	300	493	425	365	425	350
Non-interest income	4,297	3,955	3,916	2,744	2,198	1,726	1,965	1,875
Non-interest expense	11,801	11,601	18,061	7,536	7,300	7,181	6,933	7,563
Income taxes-continuing operations	2,381	2,459	1,671	1,490	1,495	1,415	1,402	1,325
Income (loss) from
continuing operations	4,837	4,745	(4,608)	3,252	3,177	3,007	2,957	2,799

Net loss from discontinued operations	-	-	-	-	-	-	(255)	(176)

Net income (loss)	$4,837	$4,745	$(4,608)	$3,252	$3,177	$3,007	$2,702	$2,623

Basic earnings per share	$0.57	$0.56	$(0.74)	$0.61	$0.60	$0.57	$0.51	$0.50
Diluted earnings per share	0.55	0.54	(0.74)	0.57	0.55	0.53	0.47	0.46

In June, 2005 the Bank terminated its Employee Stock Ownership Plan. Second quarter non-interest expense of $18.06 million included a charge of $8.67 million for this termination resulting in a loss for the quarter. This change was offset by credits to additional paid-in capital and unearned compensation, and therefore stockholders’ equity was not negatively impacted by this event. On June 1, 2005 the Company completed its acquisition of Woronoco Bancorp, Inc., issuing 2.93 million common shares and recording the purchase of approximately $850 million in assets. All major categories of income and expense increased as a result of this acquisition, which was estimated to be slightly accretive to earnings per share, excluding merger and conversion expenses which totaled $2.14 million in the June-December period. The Company also recorded higher securities gains totaling $3.10 million in the final nine months of 2005.

During the second quarter of 2004, heavy loan prepayment activity caused a decrease in net interest income. Also in that quarter, the business assets of EastPoint Technologies, LLC were sold. Current and prior period income and expenses related to the Company’s 60.3% interest in EastPoint were reclassified as a net loss from discontinued operations, including a $75,000 pre-tax loss recorded on sale.

Quarterly data may not sum to annual data due to rounding.

Back to Index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s report on internal control over financial reporting and Wolf & Company, P.C.’s attestation report on management’s assessment of Berkshire Hills’ internal control on financial reporting are contained in “Item 8 - Financial Statements and Supplementary Data” in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Back to Index

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the directors of the Company, the information contained under the sections captioned “Proposal 1 -- Election of Directors” in Berkshire Hills’ Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference.

The following table sets forth, as of December 31, 2005, certain information regarding the executive officers of Berkshire Hills and Berkshire Bank.

Name	Age	Position

Michael P. Daly	44	President and Chief Executive Officer
Wayne F. Patenaude	45	Senior Vice President, Chief Financial Officer and Treasurer
Gayle P. Fawcett	53	Senior Vice President of Retail Banking and Operations

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. The Chief Executive Officer is employed pursuant to a three year contract which renews automatically if not otherwise terminated pursuant to its terms.

BIOGRAPHICAL INFORMATION

Michael P. Daly serves as President and Chief Executive Officer of the Company and Berkshire Bank. Prior to this position, Mr. Daly served as Executive Vice President of the Company and Bank from January 2000 to October 2002 and as Senior Vice President of Commercial Lending from October 1997 until January 2000.

Wayne F. Patenaude has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Berkshire Bank since February 2003. Mr. Patenaude served as Executive Vice President, Chief Financial Officer and Treasurer of American Savings Bank, located in New Britain, Connecticut, from 1999 until American Savings Bank’s acquisition by Banknorth, N.A. on February 14, 2003. Mr. Patenaude served as Chief Financial Officer of Bancorp Connecticut from December 1998 to 1999 when he joined American Savings Bank.

Gayle P. Fawcett has been Senior Vice President of Retail Banking and Operations of the Company and Berkshire Bank since October 2002. Prior to this position, Ms. Fawcett served as Senior Vice President of Systems and Operations of Berkshire Bank since May 1999.

Reference is made to the cover page of this report and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee financial expert, reference is made to the section captioned “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the Proxy Statement.

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance - Code of Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the Company’s code of ethics is available to stockholders on the Company’s website at “www.berkshirebank.com.”

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the sections captioned “Executive Compensation” and “Corporate Governance - Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Back to Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of Berkshire Hills knows of no arrangements, including any pledge by any person of securities of Berkshire Hills, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2005, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans
approved by security holders	790,984	$19.19	307,592

Equity compensation plans
not approved by security holders	-	-	-

Total	790,984	$19.19	307,592

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 3 - Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

Back to Index

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	[1]	Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]      Exhibits

2.1	Agreement and Plan of Merger, dated as of December 16, 2004, by and between Berkshire Hills Bancorp, Inc. and Woronoco Bancorp, Inc. (1)

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(2)

3.2	Bylaws of Berkshire Hills Bancorp, Inc.

4.1	Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(2)

4.2
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Employment Agreement between Berkshire Bank and Michael P. Daly(4)

10.2	Employment Agreement between Berkshire Hills Bancorp, Inc. and Michael P. Daly(4)

10.3	Change in Control Agreement between Berkshire Bank and Gayle P. Fawcett(3)

10.4	Change in Control Agreement between Berkshire Hills Bancorp, Inc. and Gayle P. Fawcett(3)

10.5	Change in Control Agreement between Berkshire Bank and Wayne F. Patenaude(3)

10.6	Change in Control Agreement between Berkshire Hills Bancorp, Inc. and Wayne F. Patenaude(3)

10.7	Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly(3)

10.8	Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan(5)

10.9	Letter Agreement, dated June 26, 2003, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Robert A. Wells(4)

10.10	Form of Berkshire Bank Employee Severance Compensation Plan(2)

10.11	Form of Berkshire Bank Supplemental Executive Retirement Plan(2)

10.12	Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan(6)

10.13	Retirement Agreement, dated December 4, 2003, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Robert A. Wells(3)

Back to Index

10.14	Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan(7)

10.15	Woronoco Bancorp, Inc. 2001 Stock Option Plan(8)

10.16	Woronoco Bancorp, Inc. 2004 Equity Compensation Plan(9)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business - Subsidiary Activities”

23.0	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

_______________________________________________

(1)	Incorporated herein by reference from the Exhibits to the Form 8-K, as filed on December 17, 2004.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 11, 2004.
(4)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on August 13, 2003.
(5)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 27, 2003.
(6)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.
(7)	Incorporated herein by reference from the Proxy Statement as filed on March 20, 2000 by Woronoco Bancorp, Inc.
(8)	Incorporated herein by reference from the Proxy Statement as filed on March 12, 2001 by Woronoco Bancorp, Inc.
(9)	Incorporated herein by reference from the Proxy Statement as filed on March 22, 2004 by Woronoco Bancorp, Inc.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.

Date: March 14, 2006	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	President, Chief Executive Officer	March 14, 2006
Michael P. Daly	and Director
(principal executive officer)

/s/ Wayne F. Patenaude	Senior Vice President, Treasurer	March 14, 2006
Wayne F. Patenaude	and Chief Financial Officer
(principal accounting and financial officer)

/s/ Lawrence A. Bossidy	Non-Executive Chairman	March 14, 2006
Lawrence A. Bossidy

Director
Wallace W. Altes

/s/ John B. Davies	Director	March 14, 2006
John B. Davies

/s/ David B. Farrell	Director	March 14, 2006
David B. Farrell

/s/ Cornelius D. Mahoney	Director	March 14, 2006
Cornelius D. Mahoney

/s/ Edward G. McCormick, Esq.	Director	March 14, 2006
Edward G. McCormick, Esq.

/s/ Catherine B. Miller	Director	March 14, 2006
Catherine B. Miller

/s/ D. Jeffrey Templeton	Director	March 14, 2006
D. Jeffrey Templeton

/s/ Corydon L. Thurston	Director	March 14, 2006
Corydon L. Thurston

/s/ Ann H. Trabulsi	Director	March 14, 2006
Ann H. Trabulsi

/s/ Robert A. Wells	Director	March 14, 2006
Robert A. Wells

Back to Index