Form 10-Q
period 2006-03-31
BERKSHIRE HILLS BANCORP INC
filed 2006-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
(413) 443-5601
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):   Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The Registrant had 8,608,706 shares of common stock, par value $0.01 per share, outstanding as of May 1, 2006.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

Back to Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
(In thousands, except share data)
Assets
Cash and due from banks	$27,426	$30,977
Short-term investments	352	110
Total cash and cash equivalents	27,778	31,087

Securities available for sale, at fair value	384,629	390,876
Securities held to maturity, at amortized cost	28,846	29,908
Loans held for sale	1,267	2,093

Total loans	1,448,505	1,416,449
Less: Allowance for loan losses	(13,090)	(13,001)
Net loans	1,435,415	1,403,448

Premises and equipment, net	26,226	26,236
Accrued interest receivable	8,915	8,508
Goodwill	88,123	88,092
Other intangible assets	11,040	11,524
Bank owned life insurance	19,201	19,002
Cash surrender value - other life insurance	11,262	11,503
Other assets	13,631	13,276
Total assets	$2,056,333	$2,035,553

Liabilities and Stockholders' Equity
Deposits	$1,450,554	$1,371,218
Borrowings	351,729	412,917
Other liabilities	6,413	5,352
Total liabilities	1,808,696	1,789,487
Stockholders' equity:
Preferred stock ($.01 par value; 1,000,000 shares
authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized;
10,600,472 shares issued)	106	106
Additional paid-in capital	200,087	198,667
Unearned compensation	(2,709)	(1,435)
Retained earnings	103,004	99,429
Accumulated other comprehensive loss	(4,356)	(2,239)
Treasury stock, at cost (1,999,954 shares in 2006
and 2,060,604 in 2005)	(48,495)	(48,462)
Total stockholders' equity	247,637	246,066

Total liabilities and stockholders' equity	$2,056,333	$2,035,553

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2006	2005
(In thousands, except per share data)

Interest and dividend income
Loans	$22,356	$11,916
Securities	4,697	4,110
Short-term investments	17	11
Total interest and dividend income	27,070	16,037
Interest expense
Deposits	8,756	3,373
Borrowings	3,706	2,637
Total interest expense	12,462	6,010

Net interest income	14,608	10,027
Provision for loan losses	290	493
Net interest income, after provision for loan losses	14,318	9,534

Non-interest income
Deposit service fees	1,286	616
Wealth management service fees	756	670
Insurance commissions and fees	908	32
Loan service fees	226	174
Increase in cash surrender value of life insurance	293	203
Gain on sales of securities, net	497	429
Gain on sale of loans and securitized loans, net	-	588
Other	125	32
Total non-interest income	4,091	2,744

Non-interest expense
Salaries and benefits	5,653	4,335
Occupancy and equipment	1,931	1,140
Marketing and advertising	243	161
Data processing	583	347
Professional services	503	423
Foreclosed real estate and other loans, net	32	94
Amortization of intangible assets	478	30
Other	1,802	1,006
Total non-interest expense	11,225	7,536

Income before income taxes	7,184	4,742
Income tax expense	2,366	1,490
Net income	$4,818	$3,252

Earnings per share
Basic	$0.57	$0.61
Diluted	$0.55	$0.57
Average shares outstanding
Basic	8,476	5,300
Diluted	8,755	5,691

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
					Accumulated
		Additional			other
	Common	paid-in	Unearned	Retained	comprehensive	Treasury
	stock	capital	compensation	earnings	income (loss)	stock	Total
(In thousands)
Three months ended March 31, 2006:
Balance at December 31, 2005	$106	$198,667	$(1,435)	$99,429	$(2,239)	$(48,462)	$246,066

Comprehensive income:
Net income	-	-	-	4,818	-	-	4,818
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustments
and tax effects	-	-	-	-	(2,093)	-	(2,093)
Net loss on derivative instruments	-	-	-	-	(24)	-	(24)
Total comprehensive income							2,701

Cash dividends declared ( $0.14 per share)	-	-	-	(1,203)	-	-	(1,203)
Treasury stock purchased	-	-	-	-	-	(2,140)	(2,140)
Exercise of stock options	-	-	-	(40)	-	1,261	1,221
Reissuance of treasury stock-other	-	762	-	-	-	846	1,608
Share-based compensation	-	84	-	-	-	-	84
Tax benefit from stock compensation	-	574	-	-	-	-	574

Change in unearned compensation	-	-	(1,274)	-	-	-	(1,274)

Balance at March 31, 2006	$106	$200,087	$(2,709)	$103,004	$(4,356)	$(48,495)	$247,637

Three months ended March 31, 2005:
Balance at December 31, 2004	$77	$77,588	$(7,414)	$94,996	$4,214	$(37,725)	$131,736

Comprehensive loss:
Net income	-	-	-	3,252	-	-	3,252
Change in net unrealized gain on
securities available-for-sale, net
of reclassification adjustments
and tax effects	-	-	-	-	(3,893)	-	(3,893)
Total comprehensive loss							(641)

Cash dividends declared ($0.12 per share)	-	-	-	(654)	-	-	(654)
Treasury stock purchased	-	-	-	-	-	(3,817)	(3,817)
Exercise of stock options	-	-	-	(25)	-	610	585
Reissuance of treasury stock - other	-	315	-	-	-	590	905
Tax benefit from stock compensation	-	279	-	-	-	-	279

Change in unearned compensation	-	217	(184)	-	-	-	33

Balance at March 31, 2005	$77	$78,399	$(7,598)	$97,569	$321	$(40,342)	$128,426

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2006	2005
(In thousands)

Cash flows from operating activities:
Net income	$4,818	$3,252
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	290	493
Depreciation, amortization, and deferrals, net	497	683
Share-based compensation and ESOP expense	421	669
Excess tax benefits from share-based payment arrangements	(574)	(279)
Increase in cash surrender value of bank owned life insurance	(293)	(203)
Net gains on sales of securities and loans, net	(497)	(1,017)
Deferred income tax provision (benefit), net	490	(441)
Net change in loans held for sale	826	(34)
Net change in all other assets	(501)	(92)
Net change in other liabilities	1,061	(642)
Net cash provided by operating activities	6,538	2,389

Cash flows from investing activities:
Sales of securities available for sale	1,027	30,465
Payments on securities available for sale	13,491	18,297
Purchases of securities available for sale	(11,315)	(14,117)
Payments on securities held to maturity	5,362	6,754
Purchases of securities held to maturity	(4,301)	(3,792)
Increase in loans, net	(32,257)	(27,165)
Net capital expenditures	700	(1,206)
Total net cash (used) provided by investing activities	(27,293)	9,236

Cash flows from financing activities:
Net increase in deposits	79,336	1,592
Proceeds from Federal Home Loan Bank advances	20,000	118,464
Repayments of Federal Home Loan Bank advances	(81,188)	(131,919)
Treasury stock purchased	(2,140)	(3,817)
Proceeds from reissuance of treasury stock	2,067	1,490
Excess tax benefits from share-based payment arrangements	574	279
Cash dividends paid	(1,203)	(654)
Net cash provided (used) by financing activities	17,446	(14,565)

Net change in cash and cash equivalents	(3,309)	(2,940)
Cash and cash equivalents at beginning of period	31,087	17,902
Cash and cash equivalents at end of period	$27,778	$14,962

Supplemental cash flow information:
Interest paid on deposits	$8,699	$3,354
Interest paid on borrowed funds	3,852	2,545
Income taxes (refunded) paid , net	(77)	1,998

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

Basis of Presentation and Consolidation, and Use of Estimates

The consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries including its principal wholly-owned subsidiary, Berkshire Bank (the "Bank"), but excluding its wholly-owned subsidiary Berkshire Hills Capital Trust I, which is accounted for using the equity method. The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and deferred tax assets and liabilities. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2005.

Business

Berkshire is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. The Company provides a variety of financial services to individuals, municipalities and businesses through its offices in Western Massachusetts and Northeastern New York. Its primary deposit products are checking accounts, NOW accounts, money market accounts, savings accounts, and time certificates of deposit accounts, and its primary lending products are residential and commercial mortgage loans, commercial loans, and automobile loans. The Company offers wealth management services including trust, financial planning, and investment services, as well as full-service insurance agency products.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
	2006	2005
(In thousands, except per share data)

Net income	$4,818	$3,252

Average number of common shares outstanding	8,578	5,858
Adjustment for average unallocated SERP and ESOP shares	6	(411)
Less: average number of unvested stock award shares	(108)	(147)
Average number of basic shares outstanding	8,476	5,300
Plus: average number of unvested stock award shares	108	147
Plus: average number of dilutive shares based on stock options	171	244
Average number of diluted shares outstanding	8,755	5,691

Basic earnings per share	$0.57	$0.61
Diluted earnings per share	$0.55	$0.57

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004)” (SFAS 123R). See Note 7 for further information on the Company’s share-based compensation plans.

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1).  FSP 115-1 provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss. Additionally, the FSP requires certain disclosures about unrealized losses which have not been recognized as other-than-temporary. The effect of this guidance did not have a material impact on the Company's consolidated financial statements upon implementation on January 1, 2006.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156). This statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. Consistent with SFAS No. 140, SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. However, the statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company plans to adopt SFAS 156 at the beginning of 2007 and does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      SECURITIES

A summary of securities follows:

	March 31, 2006

	Amortized	Fair
	Cost	Value
(In thousands)
Securities Available for Sale
Debt securities:
U.S. Government agencies	$64	$59
Municipal bonds and obligations	64,109	64,170
Mortgage-backed securities	261,738	252,878
Other bonds and obligations	24,294	24,430
Total debt securities	350,205	341,537

Equity securities:
Federal Home Loan Bank stock	36,717	36,717
Other equity securities	4,155	6,375
Total equity securities	40,872	43,092
Total securities available for sale	391,077	384,629

Securities Held to Maturity
Municipal bonds and obligations	23,237	23,237
Mortgage-backed securities	5,609	5,451
Total securities held to maturity	28,846	28,688

Total securities	$419,923	$413,317

	December 31, 2005

	Amortized	Fair
	Cost	Value
(In thousands)
Securities Available for Sale
Debt securities:
U.S. Government agencies	$69	$63
Municipal bonds and obligations	63,701	63,673
Mortgage-backed securities	264,705	258,504
Other bonds and obligations	24,356	24,703
Total debt securities	352,831	346,943

Equity securities:
Federal Home Loan Bank stock	36,717	36,717
Other equity securities	4,950	7,216
Total equity securities	41,667	43,933
Total securities available for sale	394,498	390,876

Securities Held to Maturity
Municipal bonds and obligations	23,851	23,851
Mortgage-backed securities	6,057	5,912
Total securities held to maturity	29,908	29,763

Total securities	$424,406	$420,639

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     LOANS

Loans consist of the following:

	March 31, 2006		December 31, 2005
		Percent		Percent
	Balance	of total	Balance	of total
(Dollars in millions)

Residential mortgages
1 - 4 family	$520	36%	$514	37%
Construction	36	2	35	2
Total residential mortgages	556	38	549	39

Commercial mortgages
Construction	60	4	59	4
Single and multi-family	67	5	69	5
Other	310	21	283	20
Total commercial mortgages	437	30	411	29

Commercial business loans	152	11	159	11

Consumer loans:
Auto	153	11	148	10
Home equity and other	151	10	149	11
Total consumer loans	304	21	297	21

Total loans	$1,449	100%	$1,416	100%

4.    LOAN LOSS ALLOWANCE AND NONACCRUAL LOANS

Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,

	2006	2005
(In thousands)

Balance at beginning of period	$13,001	$9,337
Provision for loan losses	290	493
Loans charged-off	(331)	(328)
Recoveries	130	143

Balance at end of period	$13,090	$9,645

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired and nonaccrual loans:

	March 31, 2006	December 31, 2005
(In thousands)

Impaired loans with no valuation allowance	$1,282	$1,430
Impaired loans with a valuation allowance	424	484
Total impaired loans	$1,706	$1,914

Specific valuation allowance allocated to impaired loans	$201	$257

Total nonaccrual loans	$908	$1,186

Total loans past due ninety days or more and still accruing	$3	$110

5.     DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31, 2006		December 31, 2005
		Percent		Percent
	Balance	of deposits	Balance	of deposits
(In millions)

Demand	$169	12%	$180	13%
NOW	148	10	149	11
Money market	284	20	245	18
Savings	216	15	222	16
Total non-maturity (core) deposits	817	57	796	58

Brokered time	57	4	57	4
Other time	577	39	518	38
Total time deposits	634	43	575	42
Total deposits	$1,451	100%	$1,371	100%

6.     REGULATORY CAPITAL

The Bank’s actual and required capital ratios are as follows:

			FDIC Minimums
	March 31, 2006	December 31, 2005	to be Well-Capitalized

Total capital to risk weighted assets	10.7%	11.1%	10.0%

Tier 1 capital to risk weighted assets	9.8	10.2	6.0

Tier 1 capital to average assets	7.8	7.8	5.0

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

7.     SHARE-BASED COMPENSATION PLANS

The Company has share-based compensation plans under which incentive and nonqualified stock options may be granted periodically to certain employees and directors. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant and have a contractual life of ten years. The options vest based on continued service with the Company in accordance with vesting periods which generally range from two to five years following the date of the grant. Restricted stock awards may also be granted under these compensation plans. The restricted stock awards generally have vesting periods ranging from two to five years, during which time the holder receives dividends and has full voting rights. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the compensation plans. The Company generally issues shares awarded under its share-based compensation plans from shares held in treasury. The Company’s share-based compensation plans are described more fully in Note 15 to the consolidated financial statements in the 2005 Form 10-K. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of the grant. Assumptions made in relation to prior grants have been previously disclosed in the 2005 Form 10-K and prior Forms 10-K.

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123R. Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based on the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

There were no grants of stock options during the first quarter of 2006. There was a grant of 47,600 restricted stock awards during the first quarter of 2006. These awards were valued at $33.78 based on the closing price of the Company’s stock on the grant date. These awards will vest in annual steps over a three year vesting period. At March 31, 2006 there were 263,592 shares available for future issuance under equity compensation plans. There were 3,500 options forfeited (average price of $22.44) and 100 awards forfeited (average fair value of $22.30) during the first quarter of 2006. There were 64,975 shares exercised during this quarter, at an average exercise price of $17.13. Options that vested in the first quarter totaled 120,131 (average fair value of $4.64) and total outstanding options remaining unvested at the end of the first quarter were 49,407 (average fair value of $6.33). At March 31, 2006, there was $2.71 million and $313 thousand of total unrecognized compensation costs related to restricted stock awards and stock option awards, respectively. These costs are expected to be recognized over a weighted-average period of 2.3 and 1.9 years, respectively.

During the first quarter of 2006, the Company recorded $337 thousand in accrued expense related to the vesting of outstanding restricted stock awards and $84 thousand in expense related to the vesting of outstanding stock options. In the first quarter of 2005, the Company recorded $335 thousand in expense related to the vesting of outstanding restricted stock awards.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to it’s stock option plans in 2005.

Three Months Ended
March 31, 2005
(In thousands, except per share data)
Net income as reported	$3,252
Deduct: Total share-based employee
compensation expense associated with
stock options determined under fair
value based method for all option
awards, net of related tax effects	109

Pro forma net income	$3,143

Earnings per share
Basic - as reported	$0.61
Basic - pro forma	$0.59

Diluted - as reported	$0.57
Diluted - pro forma	$0.55

For restricted stock awards, the Company measures compensation cost based on the fair value of the shares as of the date of the award. All share-based compensation awards are classified as equity as they are recorded to the balance sheet. At the end of 2005, there were 790,984 options outstanding at a weighted average exercise price of $19.79. At March 31, 2006, there were 722,509 options outstanding at a weighted average exercise price of $20.02, of which 677,952 were exercisable at a weighted average exercise price of $19.86. The aggregate intrinsic value of options outstanding was $10.8 million, with a weighted average remaining contractual term of 6.0 years. The aggregate intrinsic value of exercisable options was $10.2 million, with a weighted average remaining contractual term of 5.9 years.

There were 112,652 unvested stock awards at the end of 2005 with a grant-date fair value of $24.34. During the first quarter, a total of 62,222 stock awards vested with a grant-date fair value of $21.90. At March 31, 2006, the total amount of unvested restricted stock awards was 97,930 shares, with a grant-date fair value of $30.48.

The total intrinsic value of options exercised during the first quarter of 2006 was $1.07 million. The total grant-date fair value of options vested during the quarter was $557 thousand. The total fair value of restricted stock awards vested during the quarter was $1.36 million. Most vestings of share-based awards are scheduled in the first quarter of each year based on the anniversary dates of the original grants.

The total compensation cost for share-based payment arrangements recognized in income was $421 thousand in the first quarter of 2006 and $335 thousand in the first quarter of 2005. The tax benefit recognized in income related to these costs was $139 thousand and $111 thousand respectively. The effect of the change to FAS 123R in the first quarter of 2006 on income before taxes was a reduction of $84 thousand, and the change to net income was a reduction of $56 thousand. Cash flow from operations was reduced by $574 thousand in excess tax benefits from share-based payment arrangements, and cash flow from financing activities was increased by this amount during the first quarter of 2006. Basic and diluted earnings per share were reduced by $0.01 due to the impact of the change on net income in the most recent quarter. For the first quarter of 2005, share-based employee compensation cost, net of related tax effects, included in net income as reported was $224 thousand. The total share-based employee compensation cost, net of related tax effects, that would have been included in net income in the first quarter of 2005 if the fair-value-based method had been applied to all awards was $333 thousand.

There were no modifications recorded in either period. The total amount of cash received from exercise of share options in the first quarter of 2006 was $1.11 million. A tax benefit of $323 thousand was recorded in relation to these exercises.

In the first quarter of 2005, the weighted-average grant-date fair value of stock awards granted was $638 thousand based on 18,190 restricted stock awards granted at a fair value of $35.10 per share based on the closing stock price on the date of the grant. There were no options granted during this period. During the first quarter of 2005, there were 47,652 options exercised with a total intrinsic value of $921 thousand. The total grant-date fair value of options vested during the first quarter of 2005 was $581 thousand and the total grant-date fair value of restricted stock awards vested during the first quarter of 2005 was $1.17 million.

Back to Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2006 and 2005, and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this document. This discussion and analysis update should be read in conjunction with Management’s Discussion and Analysis included in the 2005 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. and Berkshire Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Berkshire’s and the Bank’s market area, changes in real estate market values in Berkshire’s and the Bank’s market area, and changes in relevant accounting principles and guidelines. Additional factors that may affect our results are discussed in the Form 10-K and this Form 10-Q under Item 1A. Risk Factors. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire does not undertake, and specifically disclaims any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Berkshire Hills Bancorp, Inc. is the holding company for Berkshire Bank. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts with branches serving communities throughout Western Massachusetts and Northeastern New York. The Bank is transitioning into a regional bank and is positioning itself as the financial institution of choice in its retail and commercial markets, delivering exceptional customer service and a broad array of competitively priced deposit, loan, insurance, wealth management and trust services, and investment products.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2005 Form 10-K. Please see those policies in conjunction with this discussion. Critical accounting policies are those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management believes that the Company’s most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, as well as current economic data, to

Back to Index

assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although we believe that we use the appropriate information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause an increase in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provision for loan losses, which would negatively impact earnings. The allowance for loan losses discussion in Item 1 of the 2005 Form 10-K provides additional information about the allowance.

Income Taxes. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation and evaluation of the timing and recognition of resulting tax liabilities and assets. Management uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Management must assess the realizability of the deferred tax asset and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Goodwill and Identifiable Intangible Assets. In conjunction with the acquisition of Woronoco Bancorp in 2005, goodwill was recorded as an intangible asset equal to the excess of the purchase price over the estimated fair value of the net assets acquired. Other intangible assets were recorded for the fair value of core deposits and non-compete agreements. The valuation techniques used by management to determine the carrying value of assets acquired in the acquisition and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows, and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates which were used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on future results of operations.

Impact of New Accounting Pronouncements
Please refer to the note on Recent Accounting Pronouncements in Note 1 to the financial statements of this report for a detailed discussion of new accounting pronouncements.

Back to Index

Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q. Historical data is also based in part on, and should be read in conjunction with, the Company’s prior filings with the SEC. Data includes the impact of the acquisition of Woronoco Bancorp on June 1, 2005 and the termination of the Employee Stock Ownership Plan on June 30, 2005.

	At or for the Three Months Ended
	March 31,
	2006	2005
Per Share:
Earnings - diluted	$0.55	$0.57
Dividends declared	0.14	0.12
Book value	28.79	22.01
Tangible book value	17.26	20.77
Common stock price:
High	36.08	37.64
Low	32.37	33.40
Close	34.94	33.75

Operating and Financial Ratios:
Return on average assets	0.94%	1.00%
Return on average equity	7.64	9.94
Net interest margin	3.27	3.34
Stockholders' equity/total assets	12.04	9.92
Tangible stockholders' equity/tangible assets	7.59	9.42

Annualized Year-To-Date Growth:
Net income	48%	24%
Total loans	9	13
Total deposits	23	1

At Period End: (In millions)
Total assets	$2,056	$1,294
Total loans	1,449	855
Other earning assets	415	372
Intangible assets	99	7
Deposits	1,451	847
Borrowings	352	314
Stockholders' equity	248	128

For the Period: (In thousands)
Net interest income	$14,608	$10,027
Provision for loan losses	290	493
Non-interest income	4,091	2,744
Non-interest expense	11,225	7,536
Net income	4,818	3,252

Asset Quality Ratios:
Net charge-offs (annualized)/average loans	0.06%	0.08%
Loan loss allowance/total loans	0.90	1.13
Non-performing assets/total assets	0.04	0.11
_______________________________________
(1) All operating ratios are based on average balance sheet amounts where applicable.
(2) Tangible equity or book value is total stockholders' equity less goodwill and other intangible assets. Tangible assets are total assets less goodwill and other intangible assets.

Back to Index

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years included.

	Three Months Ended March 31,

	2006		2005
	Average	Yield/Rate	Average	Yield/Rate
	Balance	(FTE basis)	Balance	(FTE basis)
(Dollars in millions)
Assets
Loans
Residential mortgages	$555	5.09%	$240	5.10%
Commercial mortgages	428	7.23	276	5.93
Commercial business loans	153	7.46	140	6.43
Auto loans	148	6.15	125	5.86
Other consumer loans	150	7.07	59	5.43
Total loans	1,434	6.21	840	5.73

Securities	418	4.96	396	4.41
Short-term investments	2	4.45	2	2.67
Total earning assets	1,854	5.99	1,238	5.31
Other assets	190		73
Total assets	$2,044		$1,311

Liabilities and stockholders' equity
Deposits
NOW	$141	1.01%	$95	0.18%
Money Market	270	3.12	159	1.62
Savings	218	0.76	163	1.00
Time	611	3.92	320	2.91
Total interest-bearing deposits	1,240	2.86	737	1.86
Borrowings	380	3.96	330	3.24
Total interest-bearing liabilities	1,620	3.12	1,067	2.28
Non-interest-bearing demand deposits	169		108
Other liabilities	5		4
Total liabilities	1,794		1,179
Stockholders' equity	250		132
Total liabilities and equity	$2,044		$1,311

Interest rate spread		2.87%		3.03%
Net interest margin		3.27%		3.34%

Supplementary Data
Cost of funds		2.83%		2.03%
Total core deposits	$798		$524
Total deposits	1,409		844
Total deposits and borrowings	1,789		1,175

______________________________________________

(1)   The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2)   The average balance of investment securities is based on amortized cost.
(3)	The first quarter adjustment to net interest income for determining fully taxable equivalent income was $494,000 and $260,000 in 2006 and 2005, respectively, based on a tax rate of 35%.
(4)	Cost of funds includes all deposits and borrowings.

Back to Index

Summary

The Company reported a 48% increase in first quarter net income to $4.82 million in 2006, compared to $3.25 million in 2005. Earnings growth reflected the benefit of the acquisition of Woronoco Bancorp in June 2005, together with the benefit of organic growth. First quarter earnings per diluted share totaled $0.55 in 2006, compared to $0.57 a year ago. Earnings per share reflected the issuance of shares for the Woronoco acquisition.

First quarter financial highlights included:

•	23% annualized growth in total deposits
•	11% annualized growth in core deposits
•	13% annualized growth in total commercial loans
•	9% annualized growth in total loans
•	5% linked quarter growth in fee income

During the first quarter of 2006, the effects on net income of a tightening net interest margin were partially offset by the growth in loans and deposits, and in fee income. The Company neared completion of three new branches which are expected to open in its New York Region in the second quarter. The Company established its Pioneer Valley Regional Headquarters and continued to expand sources for its indirect automobile loan program. Additionally, the Company named a new director from the Albany area, and it announced a 300,000 share stock repurchase program. The Company was active in all areas that it has identified as key components of its plan for strategic growth as it evolves into a regional bank.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Assets. Total assets were $2.06 billion at quarter-end, up slightly from $2.04 billion as of the prior year end. Total loans increased by $32 million, growing at a 9% annualized rate, to $1.45 billion. While most categories of loans increased, growth was strongest in the Bank’s primary target category of commercial real estate, which increased at a 25% annualized rate during the quarter due to the contribution of new leadership teams in the New York and Pioneer Valley regions. Total commitments to originate new commercial loans increased during the quarter by $50 million to $100 million at quarter-end. Excluding loans, there were no significant changes to other major categories of assets during the first quarter.

Asset Quality. Asset quality became more favorable during the most recent quarter, with annualized net charge-offs measuring 0.06% of average loans and quarter-end non-performing assets measuring 0.04% of total assets. Non-performing loans decreased by $278 thousand to $908 thousand during the quarter. This decrease helped to offset the impact of loan growth on the loan loss allowance, which increased to $13.1 million from $13.0 million. The allowance measured 0.90% of total loans at quarter-end, compared to 0.92% as of the prior year end. Loans delinquent 30-89 days declined to $3.8 million from $4.2 million for these dates.

Deposits and Borrowings. Total deposits increased by $79 million during the first quarter, reaching $1.45 billion. The 23% annualized increase in total deposits resulted from growth in money market and time accounts, which had the highest demand in the current rising interest rate environment. The annualized rate of deposit growth was 35% in the Pioneer Valley region, 258% in the New York region, and 9% in the Berkshire County region. Deposit growth was tempered by a $12 million (4%) decrease in transaction account balances. This was attributable to seasonal factors affecting business deposits along with the impact of higher interest rates on balances kept in these accounts. In addition to funding loan growth, proceeds from deposit growth were used to replace borrowings, which are the highest cost funding source. During the first quarter, borrowings decreased by $61 million to $352 million.

Equity. Total stockholders’ equity increased by $1.6 million (1%) to $247.6 million during the first quarter. The growth in stockholders’ equity included net income of $4.8 million and a $1.8 million benefit from stock option exercises totaling 65,000 shares. Factors which partially offset this growth were cash dividends of $1.2 million, purchases of 55,000 treasury shares totaling $2.1 million, and a $2.1 million increase in the accumulated other comprehensive loss due to lower securities prices stemming from higher interest rates. A stock award of 47,600 shares totaling $1.7 million resulted in a decrease in the balance of treasury stock and an increase in the balance of

Back to Index

unearned compensation. During the quarter, the Company completed a previously announced plan for the purchase of 150,000 shares and announced a new stock repurchase plan totaling 300,000 shares. No purchases had been made under this new plan as of quarter-end. Reflecting the Bank’s $5 million dividend to the holding company, the Bank’s risk-based capital ratio decreased to 10.7% from 11.1% during the quarter, remaining in excess of the 10.0% requirement for a “well-capitalized” status.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net Income. All major categories of income and expense increased in the first quarter of 2006, compared to the first quarter of 2005, primarily due to the acquisition of Woronoco Bancorp in June 2005, together with the benefit of organic growth. First quarter net income was $4.82 million in 2006 compared to $3.25 million in 2005.

Net Interest Income. First quarter net interest income increased by $4.6 million (46%) to $14.6 million in 2006 compared to $10.0 million in 2005. Average earning assets increased by $616 million (50%). Berkshire’s first quarter net interest margin decreased to 3.27% in 2006 compared to 3.34% in the prior year.

The increase in average assets was primarily due to the Woronoco acquisition, along with organic loan growth. The growth was primarily in average loans, with growth recorded in all major categories. Liability growth was also recorded in all major categories of deposits, as well as in borrowings. Both asset yields and liability costs increased due to increases in average interest rates. Growth in average non-interest bearing demand deposits helped restrain growth in the cost of funds, with the result that the net interest margin declined less than the net interest spread. The decline in the net interest margin reflected the changed composition of the balance sheet following the Woronoco acquisition. It also reflected the generally flat yield curve which reduced the spread available on loans and deposits, and it was also impacted by competitive deposit market conditions which made deposit pricing spreads more costly. Additionally, during 2005, the Company maintained a focus on lower-yielding shorter duration earning assets due to anticipated interest rate increases. To counter these effects, the Company has promoted loan growth and growth of relationship-oriented transaction account balances. Additionally, the Company has used funds from deposit growth to pay down borrowings, which are generally a higher costing source of funds.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was discussed in the previous section on Asset Quality in the discussion of financial condition. The first quarter provision for loan losses decreased in 2006 compared to 2005, primarily due to a decrease in nonaccruing loans in 2006 offset by loan growth.

Non-Interest Income. First quarter non-interest income increased by $1.3 million (49%) in 2006 compared to 2005. Results in 2005 included $588 thousand in net gains on the sale of loans and securitized loans to provide funding for loan originations. First quarter fee income totaled $3.2 million in 2006, increasing by $1.7 million (113%) compared to the prior year. Significant growth was recorded in all fee income categories, especially insurance commissions and fees which increased to $908 thousand from $32 thousand, primarily due to the acquisition of the Woronoco insurance operations. Service fee income growth continues to be a significant element of the Company’s growth strategy. The annualized ratio of fee income to average assets was 0.62% in the first quarter of 2006, compared to 0.46% in the same quarter of 2005. First quarter non-interest income also included net gains on the sale of securities totaling $497 thousand in 2006 and $429 thousand in 2005; these gains were related to the sale of equity securities, reducing equity price risk in the investment portfolio.

Non-Interest Expense and Income Tax Expense. First quarter non-interest expense increased by $3.7 million (49%) in 2006 compared to 2005. Increases were recorded in most major categories, primarily due to the impact of the Woronoco acquisition and expansion in the New York region. The amortization of intangible assets increased to $478 thousand from $30 thousand due to the Woronoco acquisition and the operating cost of New York branches opened since mid-year 2005 totaled $230 thousand in the most recent quarter. While the Company has significantly expanded its loan origination activities, much of the impact on expenses has been offset by higher deferrals of loan origination related compensation; these deferrals increased by $827 thousand in the most recent quarter compared to the same quarter of 2005. The first quarter annualized ratio of non-interest expense to

Back to Index

total assets was 2.20% in 2006 compared to 2.30% in 2005. The Company’s strategy continues to emphasize the realization of efficiencies from expanded operations, targeted programs developed in the Company’s Six Sigma process improvement discipline, and ongoing expense controls.

The effective income tax expense rate recorded in the first quarter of 2006 was 32.9%, which increased from 31.4% in the first quarter of 2005 due to the higher proportion of loan interest income in 2006 resulting from higher loan portfolio growth compared to growth in tax advantaged investment securities.

Comprehensive Income. Comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes changes in accumulated other comprehensive income, which consist of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and the net gain/(loss) on derivative instruments used as cash flow hedges. The Company recorded $2.7 million in comprehensive income in the first quarter of 2006, compared to a comprehensive loss of $0.6 million in the first quarter of 2005. Net unrealized securities losses were recorded in both periods primarily due to changes in bond prices as a result of interest rate changes.

Liquidity and Cash Flows

The Company’s primary source of funds was deposit growth in the first three months of 2006. The primary uses of funds were net paydowns of borrowings and loan growth. Net deposit and loan growth are expected to continue to be significant sources and uses of funds. The Company’s total commitments to originate new real estate secured commercial loans increased by $50 million to $200 million during the quarter. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. Berkshire Hills Bancorp’s primary routine source of funds is dividends from Berkshire Bank, which paid a $5 million dividend to its parent in the most recent quarter. The holding company also receives cash from the exercise of stock options and uses cash for dividends, treasury stock purchases, and debt service for its junior subordinated debentures. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2005 Form 10-K in Item 7.

Capital Resources

Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity. At March 31, 2006, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in Note 6 to the consolidated financial statements and in the 2005 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2005 Form 10-K. For the three months ended March 31, 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Information relating to payments due under contractual obligations is presented in the 2005 Form 10-K. There were no material changes in the Company’s payments due under contractual obligations during the first three months of 2006.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s 2005 Form 10-K for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

Back to Index

In addition to the instantaneous interest rate shock simulation model previously disclosed, the Company has regularly utilized other types of analyses in assessing its interest rate sensitivities. While primary emphasis was given to the rate shock model, the Company has also periodically utilized a rate change ramp simulation model, which modeled the impact of interest rate changes which were ramped evenly over a twelve month period, rather than as an instantaneous shock. Emphasis was placed on the shock model in part due to the generational low levels of interest rates and the anticipation of a future rebound. In recent periods, the Federal Reserve Bank has raised interest rates on a ramped basis and the Company now views the ramp model as more relevant for assessing the risk of the current and anticipated interest rate environments. Accordingly, the simulation results presented below are for a twelve month ramped interest rate change, and the year-end 2005 results have also been changed to reflect this assumption. Additionally, the model has been extended to include a second simulated year in order to fully assess the impact of changes which were ramped in the first year. No other changes have been made to the assumptions or methodologies used in the model.

Change in
Interest Rates-Basis	1 - 12 Months		13 - 24 Months
Points (Rate Ramp)	$ Change	% Change	$ Change	% Change
(Dollars in thousands)

At March 31, 2006
+ 200	$(1,332)	(2.22)%	$(2,339)	(3.80)%
+ 100	(649)	(1.08)	(1,018)	(1.65)
-100	695	1.16	1,415	2.30
-200	549	0.91	98	0.16

At December 31, 2005
+ 200	$(210)	(0.53)%	$830	1.29%
+ 100	(327)	(0.34)	291	0.45
-100	1,140	1.86	1,480	2.30
-200	915	1.49	(1,189)	(1.85)

When comparing the year-end 2005 rate shock sensitivity as reported in the 2005 Form 10-K to the ramp rate change scenario shown above, there is no material change in the qualitative assessment of overall interest rate sensitivity of the Bank. Please see the 2005 Form 10-K for further discussion of the interest rate sensitivity at that date.

During the most recent quarter, the Company displayed a slightly negative income sensitivity to higher interest rates due to shifts in the deposit mix to money market deposits and to shorter duration time accounts and due to the growth of loans with intermediate term pricing durations. The Company’s liability sensitivity also increased due to lower prepayments of loans and investments as a result of higher prevailing interest rates. Due to the Company’s growth plans, these factors are anticipated to continue to influence potential changes in the Company’s interest rate risk in future periods. The Company would consider using longer-term borrowings or other financial instruments to partially offset further liability sensitivity related to loan and deposit growth. The Company previously sought to maintain a neutral or asset sensitive position due to rising short term rates. Currently, the Company anticipates that short term rates may be nearing a peak and it is willing to accept some moderate liability sensitivity in support of its overall strategic objectives, and giving consideration to possible pauses and possible future decreases in short term rates.

For the Bank, market risk also includes price risk, primarily security price risk. The net unrealized loss on securities available for sale increased to $6.4 million (1.6% of amortized cost) at March 31, 2006, compared to $3.6 million (0.9% of cost) as of the prior year end. This change was primarily due to the impact of higher interest rates on the market value of debt securities. The increased amount of unrealized losses was spread throughout the portfolio, and no securities were deemed to be impaired on an other-than-temporary basis.

Back to Index

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1-
January 31, 2006	-	$ -	-	43,100
February 1-
February 28, 2006	54,365	$ 33.25	43,100	300,000
March 1-
March 31, 2006	635	$ 33.19	-	300,000
Total	55,000	$ 33.25	43,100	300,000

_______________________________________________

(1)   Total shares purchased outside of the publicly announced plan totaled 11,900. These shares were transacted directly with option exercisers to assist them with their tax withholding obligations.

On February 23, 2006, the Company announced that it had completed the repurchase of 150,000 shares, or approximately 1.7% of its outstanding common stock, under the terms of a stock repurchase plan authorized on May 25, 2005. At year-end 2005, there were 43,100 shares remaining authorized to be purchased under this plan, and these shares were purchased in February 2006 as shown above. For the total 150,000 shares repurchased under this plan, the average price paid per share was $32.67.

Also on February 23, 2006, the Company authorized a new plan to purchase up to 300,000 shares, from time to time, subject to market conditions. This repurchase plan will continue until it is completed or terminated by the Board of Directors. As of March 31, 2006, there had been no purchases made pursuant to this plan. There were no other stock purchase plans in effect at March 31, 2006, and the Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

Back to Index

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)

3.2	Bylaws of Berkshire Hills Bancorp, Inc.(2)

4.0           Specimen Stock Certificate of Berkshire Hills Bancorp, Inc.(1)

31.1         Rule 13a-14(a) Certification of Chief Executive Officer

31.2         Rule 13a-14(a) Certification of Chief Financial Officer

32.1         Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
___________________________________________
(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2006.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: May 9, 2006	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer
and Director

Dated: May 9, 2006	By:	/s/ Wayne F. Patenaude
Wayne F. Patenaude
Senior Vice President,
Chief Financial Officer and Treasurer

Back to Index