Form 10-Q
period 2006-06-30
BERKSHIRE HILLS BANCORP INC
filed 2006-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [  ] Accelerated filer [X ] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ] No [X]

The Registrant had 8,631,220 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2006.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
(In thousands, except share data)
Assets
Cash and cash equivalents	$29,055	$31,087
Securities available for sale, at fair value	353,322	390,876
Securities held to maturity, at amortized cost	42,524	29,908
Loans held for sale	-	2,093
Total loans	1,551,112	1,416,449
Less: Allowance for loan losses	(13,537)	(13,001)
Net loans	1,537,575	1,403,448

Premises and equipment, net	28,005	26,236
Accrued interest receivable	8,361	8,508
Goodwill	88,544	88,092
Other intangible assets	10,556	11,524
Bank-owned life insurance	19,402	19,002
Cash surrender value - other life insurance	10,418	11,503
Other assets	20,227	13,276
Total assets	$2,147,989	$2,035,553

Liabilities and Stockholders' Equity
Deposits	$1,463,545	$1,371,218
Borrowings	412,641	397,453
Junior subordinated debentures	15,464	15,464
Other liabilities	8,089	5,352
Total liabilities	1,899,739	1,789,487

Stockholders' equity:
Preferred stock ($.01 par value; 1,000,000 shares
authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized;
10,600,472 shares issued)	106	106
Additional paid-in capital	200,123	198,667
Unearned compensation	(2,409)	(1,435)
Retained earnings	105,033	99,429
Accumulated other comprehensive loss	(6,427)	(2,239)
Treasury stock, at cost (1,978,242 shares in 2006
and 2,060,604 in 2005)	(48,176)	(48,462)
Total stockholders' equity	248,250	246,066

Total liabilities and stockholders' equity	$2,147,989	$2,035,553

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Interest and dividend income
Loans	$24,017	$15,226	$46,373	$27,142
Securities	4,180	4,100	8,877	8,210
Short-term investments	15	22	32	38
Total interest and dividend income	28,212	19,348	55,282	35,390
Interest expense
Deposits	9,843	4,318	18,599	7,691
Borrowings	3,911	3,522	7,617	6,159
Total interest expense	13,754	7,840	26,216	13,850

Net interest income	14,458	11,508	29,066	21,540
Provision for loan losses	600	300	890	793
Net interest income, after provision for loan losses	13,858	11,208	28,176	20,747

Non-interest income
Deposit fees	1,383	1,033	2,669	1,648
Wealth management fees	772	663	1,528	1,333
Insurance fees	581	175	1,489	207
Loan fees	125	198	351	372
Increase in cash surrender value of life insurance	247	200	540	403
Gain on sales of securities, net	529	1,388	1,026	1,817
Gain on sale of loans and securitized loans, net	-	162	-	751
Other	273	97	397	125
Total non-interest income	3,910	3,916	8,000	6,656

Non-interest expense
Salaries and benefits	5,758	4,485	11,411	8,820
Occupancy and equipment	1,822	1,212	3,753	2,352
Marketing and advertising	350	200	593	361
Data processing and telecommunications	813	635	1,697	1,127
Professional services	432	363	935	838
Foreclosed real estate and other loans, net	105	218	137	312
Amortization of intangible assets	478	156	956	186
Other recurring expense	1,495	1,162	2,995	1,972
Termination of Employee Stock Ownership Plan	-	8,667	-	8,667
Other non-recurring expense	385	963	385	963
Total non-interest expense	11,638	18,061	22,862	25,598

Income (loss) from continuing operations before income taxes	6,130	(2,937)	13,314	1,805
Income tax expense	1,888	1,671	4,254	3,161
Net income (loss) from continuing operations	4,242	(4,608)	9,060	(1,356)

Income from discontinued operations before income taxes	359	-	359	-
Income tax expense	138	-	138	-
Net income from discontinued operations	221	-	221	-

Net income (loss)	$4,463	$(4,608)	$9,281	$(1,356)

Earnings (loss) per share
Basic	$0.52	$(0.74)	$1.09	$(0.23)
Diluted	$0.51	$(0.74)	$1.06	$(0.23)
Average shares outstanding
Basic	8,513	6,257	8,492	5,782
Diluted	8,760	6,257	8,758	5,782

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended
	June 30,
	2006	2005
(In thousands)

Total stockholders' equity at beginning of period	$246,066	$131,736

Comprehensive income (loss):
Net income (loss)	9,281	(1,356)
Change in net unrealized loss on securities available-for-sale,
net of reclassification adjustments and tax effects	(4,152)	(2,146)
Net loss on derivative instruments	(36)	(8)
Total comprehensive income (loss)	5,093	(3,510)

Cash dividends declared ( $0.42 per share in 2006 and
$0.24 per share in 2005)	(3,613)	(1,304)
Treasury stock purchased/transferred	(2,279)	(10,382)
Exercise of stock options	1,655	914
Reissuance of treasury stock-other	1,608	905
Share-based compensation	120	-
Tax benefit from stock compensation	574	279
Change in unearned compensation	(974)	380
Acquisition of Woronoco Bancorp, Inc.	-	111,915
Termination of Employee Stock Ownership Plan	-	13,564

Total stockholders' equity at end of period	$248,250	$244,497

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$9,281	$(1,356)
Adjustments to reconcile net income to net cash provided by
continuing operating activities :
Provision for loan losses	890	793
Depreciation, amortization, and deferrals, net	249	1,449
Share-based compensation and ESOP expense	756	8,789
Excess tax benefits from share-based payment arrangements	(574)	(279)
Increase in cash surrender value of bank-owned life insurance	(540)	(403)
Net gains on sales of securities and loans, net	(1,026)	(2,568)
Deferred income tax (benefit) provision, net	(103)	93
Net change in loans held for sale	2,093	(785)
Net change in all other assets	(1,959)	1,674
Net change in other liabilities	1,530	1,229
Net cash provided by continuing operating activities	10,597	8,636
Net cash provided by discontinued operating activities	359	-
Total net cash provided by operating activities	10,956	8,636

Cash flows from investing activities:
Sales of securities available for sale	17,243	122,755
Payments on securities available for sale	28,961	38,552
Purchases of securities available for sale	(14,209)	(16,093)
Payments on securities held to maturity	7,700	15,650
Purchases of securities held to maturity	(20,318)	(8,633)
Increase in loans, net	(135,803)	(58,404)
Capital expenditures	(3,617)	(1,838)
Proceeds from sale of fixed assets	370	-
Acquisition of Woronoco Bancorp, Inc. net of cash acquired	-	(21,316)
Total net cash (used) provided by investing activities	(119,673)	70,673

Cash flows from financing activities:
Net increase in deposits	92,285	17,279
Proceeds from Federal Home Loan Bank advances	177,014	387,512
Repayments of Federal Home Loan Bank advances	(161,766)	(454,317)
Treasury stock purchased	(2,279)	(5,485)
Proceeds from reissuance of treasury stock	3,263	1,819
Excess tax benefits from share-based payment arrangements	574	279
Cash dividends paid	(2,406)	(1,304)
Net cash provided (used) by financing activities	106,685	(54,217)

Net change in cash and cash equivalents	(2,032)	25,092
Cash and cash equivalents at beginning of period	31,087	17,902
Cash and cash equivalents at end of period	$29,055	$42,994

Supplemental cash flow information:
Interest paid on deposits	$18,550	$7,023
Interest paid on borrowed funds	7,765	5,503
Income taxes paid, net	1,239	2,952
Non-cash transfer of shares to treasury to pay-off ESOP loan	-	4,897
Fair value of non-cash assets acquired	-	827,780
Fair value of liabilities acquired	-	702,622
Fair value of common stock acquired	-	108,318

See accompanying notes to consolidated financial statements.
Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

Basis of Presentation and Consolidation, and Use of Estimates

The consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries including its principal wholly-owned subsidiary, Berkshire Bank (the "Bank"), but excluding its wholly-owned subsidiary Berkshire Hills Capital Trust I, which is accounted for using the equity method. The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the year as a whole or any other period.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and deferred tax accounts. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (loss) Per Common Share

Earnings (loss) per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(In thousands, except per share data)

Net income (loss)	$4,463	$(4,608)	$9,281	$(1,356)

Average number of common shares outstanding	8,613	6,796	8,596	6,330
Adjustment for average unallocated SERP and ESOP shares	-	(407)	-	(408)
Less: average number of unvested stock award shares	(100)	(132)	(104)	(140)
Average number of basic shares outstanding	8,513	6,257	8,492	5,782
Plus: average number of unvested stock award shares	100	-	104	-
Plus: average number of dilutive shares based on stock options	147	-	162	-
Average number of diluted shares outstanding	8,760	6,257	8,758	5,782

Basic earnings (loss) per share	$0.52	$(0.74)	$1.09	$(0.23)
Diluted earnings (loss) per share	$0.51	$(0.74)	$1.06	$(0.23)

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004)” (SFAS 123R). See Note 7 for further information on the Company’s share-based compensation plans.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156). This statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. Consistent with SFAS No. 140, SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. However, the statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of the company’s first fiscal year after September 15, 2006. The Company plans to adopt SFAS 156 at the beginning of 2007 and does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.      SECURITIES

A summary of securities follows:

	June 30, 2006
	Amortized	Fair
	Cost	Value
(In thousands)
Securities Available for Sale
Debt securities:
U.S. Government agencies	$59	$54
Municipal bonds and obligations	63,903	62,658
Mortgage-backed securities	249,732	239,439
Other bonds and obligations	24,218	24,071
Total debt securities	337,912	326,222

Equity securities:
Federal Home Loan Bank stock	21,183	21,183
Other equity securities	3,918	5,917
Total equity securities	25,101	27,100
Total securities available for sale	363,013	353,322

Securities Held to Maturity
Municipal bonds and obligations	37,304	37,304
Mortgage-backed securities	5,220	5,030
Total securities held to maturity	42,524	42,334

Total securities	$405,537	$395,656

	December 31, 2005
	Amortized	Fair
	Cost	Value
(In thousands)
Securities Available for Sale
Debt securities:
U.S. Government agencies	$69	$63
Municipal bonds and obligations	63,701	63,673
Mortgage-backed securities	264,705	258,504
Other bonds and obligations	24,356	24,703
Total debt securities	352,831	346,943

Equity securities:
Federal Home Loan Bank stock	36,717	36,717
Other equity securities	4,950	7,216
Total equity securities	41,667	43,933
Total securities available for sale	394,498	390,876

Securities Held to Maturity
Municipal bonds and obligations	23,851	23,851
Mortgage-backed securities	6,057	5,912
Total securities held to maturity	29,908	29,763

Total securities	$424,406	$420,639

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      LOANS

Loans consist of the following:

	June 30, 2006		December 31, 2005
		Percent		Percent
	Balance	of total	Balance	of total
(Dollars in millions)

Residential mortgages:
1 - 4 family	$535	34%	$514	37%
Construction	34	2	35	2
Total residential mortgages	569	36	549	39

Commercial mortgages:
Construction	87	6	59	4
Single and multi-family	66	4	69	5
Other commercial real estate	322	21	283	20
Total commercial mortgages	475	31	411	29

Commercial business loans	184	12	159	11

Consumer loans:
Auto	168	11	148	10
Home equity and other	155	10	149	11
Total consumer loans	323	21	297	21

Total loans	$1,551	100%	$1,416	100%

4.     LOAN LOSS ALLOWANCE AND NONACCRUAL LOANS

Activity in the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2006	2005
(In thousands)

Balance at beginning of period	$13,001	$9,337
Provision for loan losses	890	793
Allowance attributed to acquired loans	-	3,321
Loans charged-off	(695)	(719)
Recoveries	341	312

Balance at end of period	$13,537	$13,044

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired and nonaccrual loans:

	June 30, 2006	December 31, 2005
(In thousands)

Impaired loans with no valuation allowance	$4,073	$1,430
Impaired loans with a valuation allowance	348	484
Total impaired loans	$4,421	$1,914

Specific valuation allowance allocated to impaired loans	$157	$257

Total nonaccrual loans	$772	$1,186

Total loans past due ninety days or more and still accruing	$20	$110

5.     DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30, 2006		December 31, 2005
		Percent		Percent
	Balance	of deposits	Balance	of deposits
(In millions)

Demand	$188	13%	$180	13%
NOW	137	9	149	11
Money market	274	19	245	18
Savings	207	14	222	16
Total non-maturity (core) deposits	806	55	796	58

Time deposits less than 100 thousand	355	24	308	23
Time deposits 100 thousand or more	253	17	210	15
Brokered time deposits	50	4	57	4
Total time deposits	658	45	575	42
Total deposits	$1,464	100%	$1,371	100%

6.     REGULATORY CAPITAL

The Bank’s actual and required capital ratios are as follows:

			FDIC Minimums
	June 30, 2006	December 31, 2005	to be Well-Capitalized

Total capital to risk weighted assets	10.5%	11.1%	10.0%

Tier 1 capital to risk weighted assets	9.6	10.2	6.0

Tier 1 capital to average assets	7.9	7.8	5.0

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

7.     SHARE-BASED COMPENSATION PLANS AND EMPLOYEE STOCK-OWNERSHIP PLAN

The Company has share-based compensation plans under which incentive and nonqualified stock options may be granted to certain employees and directors. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant and have a contractual life of ten years. The options vest based on continued service with the Company in accordance with vesting periods which generally range from two to five years following the grant date. Restricted stock awards may also be granted under these compensation plans. The restricted stock awards generally have vesting periods ranging from two to five years, during which time the holder receives dividends and has full voting rights beginning on the grant date. Certain option and share awards provide for accelerated vesting if there is a change in control as defined in the compensation plans. The Company generally issues shares awarded under its share-based compensation plans from shares held in treasury. The Company’s share-based compensation plans are described more fully in Note 15 to the Company’s consolidated financial statements in its 2005 Form 10-K. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of the grant. Assumptions made in relation to prior grants have been previously disclosed in the Company’s prior filings.

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123R. Also under this method, expense is recognized for awards that were granted prior to January 1, 2006 but vest after January 1, 2006, based on the fair value determined at the grant date under SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). Prior to the adoption of SFAS 123R, the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of applying the provisions of SFAS 123R during the three and six months ended June 30, 2006, the Company recognized additional stock-based compensation expense related to stock options of $36 thousand, or $31 thousand net of tax, and $120 thousand, or $101 thousand net of tax, respectively. The increase in stock-based compensation expense related to stock options, resulted in no change in both basic and diluted earnings per share during the three months ended June 30, 2006, and a $0.01 decrease in both basic and diluted earnings per share during the six months ended June 30, 2006. Cash flows from financing activities for the six months ended June 30, 2006 included $574 thousand in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities.

Back to Index

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2006 is presented in the following table:

			Stock Options Outstanding
		Non-vested		Weighted-
	Shares	Stock		Average
	Available	Awards	Number of	Exercise
	for Grant	Outstanding	Shares	Price
Balance at December 31, 2005	307,592	112,752	790,984	$19.79

Granted	(47,600)	47,600	-	-
Stock options exercised	-	-	(90,753)	18.16
Shares vested	-	(62,720)	-	-
Forfeited	5,100	(1,600)	(3,500)	22.30
Cancelled	-	-	-	-

Balance at June 30, 2006	265,092	96,032	696,731	$19.99

The total grant date fair value of unvested stock awards outstanding at December 31, 2005 was $2.73 million. For the six months ended June 30, 2006, there were 47,600 restricted stock awards granted.  These shares were valued at $33.78 per share, with a total grant date fair value of $1.61 million.  Stock awards vested during this period totaled 62,720 shares, with a total grant date fair value of $1.34 million.  At June 30, 2006, the total grant date fair value of unvested restricted stock awards was $2.94 million. Stock options vested during this period totaled 157,720 shares, with a total grant date fair value of $740 thousand.

A summary of mid-year 2006 options outstanding is as follows:

	Stock Options
	Outstanding	Exercisable

Total number of shares	696,731	647,224
Weighted average exercise price	$19.99	$19.68
Aggregate intrinsic value (in thousands)	$10,793	$10,223
Weighted average remaining contractual term	5.8 years	5.7 years

Stock-based compensation expense totaled $336 thousand and $756 thousand during the three and six months ended June 30, 2006, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $314 thousand at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.7 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $2.41 million at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.1 years.

The following pro forma information presents net loss and loss per share for the three and six months ended June 30, 2005 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based employee compensation expense.

Back to Index

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005
Net loss as reported	$(4,608)	$(1,356)

Add: Stock-based employee compensation expense included
in reported net loss, net of related tax effects	237	461

Less: Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects	(395)	(769)
Pro forma net loss	$(4,766)	$(1,664)

Loss per share:
Basic - as reported	$(0.74)	$(0.23)
Basic - pro forma	(0.76)	(0.29)

Diluted - as reported	(0.74)	(0.23)
Diluted - pro forma	(0.76)	(0.29)

During the six months ended June 30, 2006 and 2005, proceeds from stock option exercises totaled $1.66 million and $914 thousand, respectively. The total intrinsic value of these exercises was $1.39 million and $1.38 million in these periods, respectively. During the six months ended June 30, 2006 and 2005, 90,753 shares and 66,843 shares were issued in connection with stock option exercises, respectively. During the six months ended June 30, 2006 and 2005, all shares issued in connection with stock option exercises and stock awards were issued from available treasury stock.

The Bank had established an Employee Stock Ownership Plan, which was terminated by the Bank as of June 30, 2005. Total expense applicable to the termination of the plan was recorded in the amount of $8.67 million in the first six months of 2005. The effect on capital of this expense was offset by credits to unearned compensation and additional paid in capital in stockholders' equity. The Bank recorded an additional $168 thousand in expense related to the termination of the ESOP supplementary executive retirement plan. Total compensation expense applicable to the operation of the plan prior to its termination was $340 thousand in the first six months of 2005.

Back to Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2006 and 2005, and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this document. This discussion and analysis update should be read in conjunction with Management’s Discussion and Analysis included in the 2005 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. and Berkshire Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Berkshire and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additional factors that may affect our results are discussed in the Form 10-K and this Form 10-Q under Item 1A. Risk Factors. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Berkshire does not undertake, and specifically disclaims any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Berkshire Hills Bancorp, Inc. is the holding company for Berkshire Bank. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts with branches serving communities throughout Western Massachusetts and Northeastern New York. The Bank is transitioning into a regional bank and positioning itself as the financial institution of choice in its retail and commercial markets, delivering exceptional customer service and a broad array of competitively priced deposit, loan, insurance, wealth management and trust services, and investment products.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2005 Form 10-K. Please see those policies in conjunction with this discussion. Critical accounting policies are those that contain significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management believes that the Company’s most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

Back to Index

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

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Per Share:
Earnings (loss) - diluted	$0.51	$(0.74)	$1.06	$(0.23)
Dividends declared	0.28	0.12	0.42	0.24
Book value	28.79	28.45	28.79	28.45
Tangible book value	17.30	16.56	17.30	16.56
Common stock price:
High	36.39	34.90	36.39	37.64
Low	32.77	30.97	32.37	30.97
Close	35.48	33.32	35.48	33.32

Operating and Financial Ratios:
Return (loss) on average assets	0.85%	(1.19)%	0.90%	(0.20)%
Return (loss) on average equity	7.00	(11.26)	7.36	(1.88)
Net interest margin	3.16	3.26	3.21	3.30
Stockholders' equity/total assets	11.56	11.80	11.56	11.80
Tangible stockholders' equity/tangible assets	7.28	7.25	7.28	7.25

Annualized Year-To-Date Growth:
Total loans	28%	262%	19%	142%
Total deposits	4	216	14	109

At Period End: (In millions)
Total assets	$2,148	$2,067	$2,148	$2,067
Total loans	1,551	1,416	1,551	1,416
Other earning assets	397	445	397	445
Total intangible assets	99	102	99	102
Deposits	1,464	1,306	1,464	1,306
Borrowings and debentures	428	504	428	504
Stockholders' equity	248	244	248	244

For the Period: (In thousands)
Net interest income	$14,458	$11,508	$29,066	$21,540
Provision for loan losses	600	300	890	793
Non-interest income	3,910	3,916	8,000	6,656
Non-interest expense	11,638	18,061	22,862	25,598
Net income (loss)	4,463	(4,608)	9,281	(1,356)

Asset Quality Ratios:
Net charge-offs (annualized)/average loans	0.04%	0.08%	0.05%	0.08%
Loan loss allowance/total loans	0.87	0.92	0.87	0.92
Non-performing assets/total assets	0.04	0.08	0.04	0.08
______________________________________________
(1) All operating ratios are based on average balance sheet amounts where applicable.
(2) Tangible equity or book value is total stockholders' equity less goodwill and other intangible assets. Tangible assets are total assets less goodwill and other intangible assets.
(3) No revenue was recorded in the second quarter of 2006 for the Federal Home Loan Bank dividend due to a change in the dividend declaration schedule.
(4)   Results for 2005 include non-cash charges totaling $8.7 million for the termination of the Employee Stock Ownership Plan and other non-recurring expenses consisting of merger and systems conversion charges related to the Woronoco acquisition.

Back to Index

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the periods included.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Average	Yield/Rate	Average	Yield/Rate	Average	Yield/Rate	Average	Yield/Rate
(Dollars in millions)	Balance	(FTE basis)	Balance	(FTE basis)	Balance	(FTE basis)	Balance	(FTE basis)
Assets
Loans
Residential mortgages	$561	5.19%	$353	5.04%	$558	5.14%	$297	5.07%
Commercial mortgages	450	7.32	315	6.34	440	7.28	296	6.15
Commercial business loans	162	8.07	154	6.51	157	7.78	147	6.47
Consumer loans	313	6.74	225	5.87	305	6.68	204	5.77
Total loans	1,486	6.46	1,047	5.83	1,460	6.34	944	5.79

Securities	408	4.59	394	4.40	414	4.75	395	4.41
Short-term investments	1	4.94	2	2.91	1	4.70	2	2.80
Total earning assets	1,895	6.07	1,443	5.44	1,875	6.03	1,341	5.38
Intangible assets	99		39		99		22
Other assets	95		82		92		75
Total assets	$2,089		$1,564		$2,066		$1,438

Liabilities and stockholders' equity
Deposits
NOW	$140	1.02%	$113	0.18%	$141	1.01%	$104	0.18%
Money Market	284	3.36	183	1.98	277	3.24	171	1.82
Savings	208	0.78	192	1.03	213	0.77	178	1.02
Time	644	4.17	385	2.99	627	4.02	352	2.95
Total interest-bearing deposits	1,276	3.09	873	1.98	1,258	2.96	805	1.92
Borrowings and debentures	380	4.13	387	3.65	380	4.04	359	3.46
Total interest-bearing liabilities	1,656	3.33	1,260	2.50	1,638	3.23	1,164	2.40
Non-interest-bearing demand deposits	172		130		170		119
Other liabilities	6		9		6		7
Total liabilities	1,834		1,399		1,814		1,290
Stockholders' equity	255		165		252		148
Total liabilities and equity	$2,089		$1,564		$2,066		$1,438

Interest rate spread		2.74%		2.94%		2.80%		2.98%
Net interest margin		3.16%		3.26%		3.21%		3.30%

Supplementary Data
Cost of funds		3.02%		2.24%		2.92%		2.16%
Total core deposits	$804		$618		$801		$572
Total deposits	1,448		1,003		1,428		924
Total deposits and borrowings	1,828		1,390		1,808		1,283
Fully taxable equivalent income
adjustment (in thousands)	506		240		1,000		450

_______________________________________________

(1)	The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2)	The average balance of investment securities is based on amortized cost.
(3)	Cost of funds includes all deposits and borrowings and debentures.
(4)	No revenue was recorded in the second quarter of 2006 for the Federal Home Loan Bank dividend due to a change in the dividend declaration schedule.

Back to Index

Summary

The Company reported second quarter net income of $4.5 million in 2006, compared to a net loss of $4.6 million in 2005. Earnings included the benefit of the acquisition of Woronoco Bancorp in June 2005, together with the benefit of organic growth. The 2005 loss was due primarily to an $8.7 million non-cash charge related to the termination of the Employee Stock Ownership Program (“ESOP”). This charge had no negative impact on total stockholders’ equity because it was offset by credits to unearned compensation and additional paid-in capital. Results of operations in 2005 also included Woronoco merger and systems conversion related expenses totaling $1.0 million. Second quarter earnings per diluted share totaled $0.51 in 2006, compared to a loss of $0.74 in 2005. Earnings per share reflected the issuance of shares for the Woronoco acquisition.

Second quarter 2006 income excluded any revenue related to dividends from the Federal Home Loan Bank of Boston (the “FHLBB") due to a timing change in the FHLBB dividend declaration schedule. Such revenue would normally have been about $400 thousand ($0.03 per diluted share after tax). The FHLBB has announced that it expects to declare two dividends in the third quarter, with a catch-up for the delayed dividend. However, this catch-up has not yet been declared and could be eliminated by proposed regulations. All FHLBB dividends are subject to a number of factors, including FHLBB earnings.

Second quarter financial highlights included:

•	48% annualized growth in total commercial loans
•	28% annualized growth in total loans
•	22% annualized increase linked quarter in combined deposit and wealth management fees

During the most recent quarter, the Company opened full-service branches in the New York towns of Delmar, East Greenbush, and Guilderland. It received regulatory approvals for new full-service branches in the New York towns of Halfmoon and Colonie. Additionally, in July it filed regulatory applications for new full-service branches in Glenville and Guilderland. For the fifth consecutive year, it was recognized by the Boston Globe as one of the top performing publicly traded companies in Massachusetts.

The Company reported first half net income of $9.3 million in 2006 ($1.06 per diluted share), compared to a net loss of $1.4 million ($0.23 per diluted share) in 2005. Changes between the six month periods resulted principally from the same factors that affected earnings for the second quarter, described above, including the FHLBB dividend change.

Financial highlights for the first half of the year included:

•	31% annualized growth in total commercial loans
•	19% annualized growth in total loans
•	14% annualized growth in total deposits

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Assets. Total assets were $2.15 billion at mid-year, increasing by $112 million at an 11% annualized rate since year-end 2005. Total loans grew at a 19% annualized rate, while total investment securities declined at a 12% annualized rate.

Loans. Loans totaled $1.55 billion at mid-year, increasing by $135 million in the first six months of 2006. Most major categories of loans increased during this time, with most of the growth recorded in commercial loans, which grew by $89 million (31% annualized). Commercial loans are the chief focus of the Bank’s lending strategy, and the Bank feels it has a competitive advantage as a locally headquartered regional bank. The Bank recruited regional presidents for its New York and Pioneer Valley regions around year-end 2005, and these regional presidents assembled expanded commercial lending teams in these markets. The Bank recorded double digit annualized commercial loan growth in all three of its regional markets. The highest growth was in the New York commercial loan portfolio, which increased by $60 million in the first half of 2006. This is also the region where the Bank is opening new branches. Growth in the Bank’s commercial loan portfolio was spread among construction loans,

Back to Index

commercial mortgages, and commercial business loans. In addition to commercial loans, other portfolios with significant first half growth were residential mortgages ($20 million) and automobile loans ($20 million). Residential mortgages increased at a 7% annualized rate, even though the Bank sells most of its fixed rate mortgages at the time of origination. The automobile loan portfolio grew at a 27% annualized rate due to continued expansion of the sourcing network for the Bank’s indirect automobile lending program.

Asset Quality. For the first half of 2006, annualized net charge-offs measured 0.05% of average loans and mid-year non-performing assets measured 0.04% of total assets. Non-performing assets decreased by $309 thousand to $877 thousand during the first half of the year. The total allowance for loan losses increased to $13.5 million from $13.0 million during the first half of the year, primarily due to loan growth. Because new commercial loans typically have a lower calculated allowance than the overall commercial portfolio, the ratio of the total allowance to total loans decreased to 0.87% from 0.92% during the first half of the year. The ratio of adversely criticized loans to total loans at mid-year was unchanged at 0.69%. Impaired loans increased to $4.42 million from $1.91 million due primarily to three commercial relationships. These relationships were all deemed adequately collateralized, and therefore did not contribute to an increase in the allowance for impaired loans. Total loans delinquent 30-89 days were 0.40% and 0.30% of total loans at these same dates, respectively.

Investment Securities. Investment securities totaled $396 million at mid-year, compared to $421 million at the previous year-end. The Company has allowed the portfolio to decline through run-off due to the high rate of loan growth. Securities purchases for the first six months of the year totaled $35 million, including $20 million of securities held to maturity which consisted primarily of locally originated industrial revenue bonds and other local municipal securities. Industrial revenue bonds are generally originated by the commercial lending division as part of the overall commercial banking plan. The Bank decreased its holdings of FHLBB stock by $16 million to $21 million due to the impact of changes in the FHLB system. As previously noted, the customary FHLBB dividend was not declared in the second quarter, and the FHLBB announced its intention to catch-up for this dividend in the third quarter, which will depend on regulatory and other developments. During the first half of the year, the Bank recorded net securities gains of $1.0 million, related primarily to the sale of equity securities with a total fair value of $1.7 million. The Company has a portfolio of exchange traded equity securities which has been decreasing as part of a program to reduce price risk. At mid-year, this portfolio had a net fair value of $5.9 million, with net unrealized gains totaling $2.0 million.

The total net unrealized loss on investment securities was $9.9 million (2.5% of cost) at mid-year, compared to $3.8 million (0.9% of cost) at year-end 2005. The increase in the unrealized loss was primarily due to the impact of higher interest rates on bond prices. Management had determined that there were no losses which were other than temporary at mid-year.

Other Assets. The net book value of premises increased by $1.8 million in the first half of 2006 due primarily to the de-novo branching program in the Company’s New York market. Goodwill increased by $452 thousand due to fair value adjustments recorded for assets and liabilities acquired as a result of the Woronoco acquisition. Total other assets increased by $7.0 million due to a $2.4 million increase in tax assets and a community development tax credit investment which totaled $3.9 million at mid-year.

Deposits. Total deposits were $1.46 billion at mid-year, increasing by $93 million at an annualized rate of 14% during the first half of the year. Most of the growth was recorded in money market and time accounts (excluding brokered deposits), which together grew by $119 million. The rates paid on these accounts increased more quickly than the rates paid on the other account categories due to higher prevailing interest rates and competitive conditions. The average cost of time deposits exceeded the average cost of borrowings in the second quarter of 2006. Migrations of balances from lower yielding accounts were a significant factor contributing to the higher funding costs. Deposit growth was recorded in all of the Bank’s regions, with the largest increase of $40 million recorded in the New York region where the Bank is expanding through its de-novo branching program. Three new New York branches were opened in the latter part of the second quarter and therefore were just beginning to contribute to deposit growth. The two New York branches opened in June and September of 2005 had total deposits of $58 million as of mid-year 2006. The Company continues to promote transaction accounts which have a lower cost and more opportunities for fee income and other relationship cross-sales. Excluding a $12 million overnight deposit at mid-year, total demand deposit balances increased at a 17% annualized rate in the second quarter, reflecting growth in personal and commercial accounts. The total number of demand deposit accounts increased at a 7% annualized rate for the first half of 2006.

Back to Index

Borrowings. Total borrowings were $413 million at mid-year, increasing by $15 million since year-end 2005. Borrowings were used to supplement deposit growth in funding the growth of the loan portfolio in the first half of the year. During the first half of 2006, the Bank borrowed a total of $25 million in two-three year notes to help fund growth of loans with intermediate term pricing durations.

Equity. Total stockholders’ equity increased to $248 million at mid-year, increasing by $2 million from year-end 2005. Most of the increase in retained earnings was offset by accumulated other comprehensive losses related to unrealized losses on the bond portfolio. Due to timing factors, the Company declared the normal third quarter dividend on June 30, with the result that three quarterly dividends were charged against retained earnings in the first half of the year. Additionally, unearned compensation was charged in the amount of $1.7 million for stock awards of 48,000 shares granted in the first half of the year. During the first six months of the year, treasury stock purchases totaling 59,000 shares and $2.3 million were mostly offset by stock option exercises totaling 91,000 shares and $1.6 million. During the first quarter, the Company completed a previously announced plan for the purchase of 150,000 shares and announced a new stock repurchase plan totaling 300,000 shares. No purchases had been made under this new plan as of mid-year.

The ratio of tangible stockholders’ equity/assets decreased to 7.3% at mid-year from 7.6% at year-end 2005 due to loan growth. Total equity/assets decreased to 11.6% from 12.0%. Reflecting loan growth and the Bank’s $5 million first quarter dividend to the holding company, the Bank’s risk-based capital ratio decreased to 10.5% at mid-year from 11.1% at year-end 2005, remaining in excess of the 10.0% requirement for a “well-capitalized” status. Total book value per share was $28.79 at mid-year, down slightly from $28.81 at year-end. Tangible book value per share increased slightly to $17.30 from $17.15 at these dates.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2006 and 2005

Net Income. All major categories of income and expense increased in the second quarter and first half of 2006, compared to the comparable periods of 2005, primarily due to the acquisition of Woronoco Bancorp in June 2005, together with the benefit of organic growth. Second quarter net income increased to $4.5 million in 2006 compared to a net loss of $4.6 million in 2005. The 2005 loss was due to charges discussed previously in the Summary section of management’s discussion. For the first six months, net income was $9.3 million in 2006, compared to a net loss of $1.4 million in 2005. The 2005 loss was due to the second quarter charges noted above.

The return on assets was 0.85% in the second quarter of 2006 and 0.90% in the first half of 2006. The return was negatively affected by 0.05% in the second quarter due to the FHLBB dividend delay. The return on equity was 7.0% and 7.3% for these periods, respectively. This return was about 0.42% lower due to the FHLBB dividend delay. Return ratios were negative in the comparable periods of 2005 due to the second quarter charges.

Net Interest Income. Net interest income increased by $3.0 million (26%) and $7.5 million (35%) in the second quarter and first half of 2006 compared to 2005. This increase was due to higher average earning assets resulting both from the merger and from organic growth. Average earning assets increased by $452 million (31%) and by $534 million (40%) for the second quarter and second half of 2006, compared to 2005. Loan growth accounted for nearly all of this increase, with average loans increasing by $439 million (42%) and $516 million (55%) for these respective periods. Due to the high loan growth and the flat yield curve, management has not sought to significantly increase the securities portfolio, which grew in the 4-5% range on average for these periods. Most of the asset growth was funded by higher interest-bearing average deposits, which increased by $403 million (46%) and $453 million (56%) for these periods. Most of the rest of the growth was funded by additional equity issued in conjunction with the Woronoco acquisition. Average stockholders’ equity increased by $90 million (55%) and $104 million (70%) for these periods. Due to the growth in deposits and equity, second quarter average borrowings declined by 2%, while first half borrowings increased by 6% in 2006 compared to 2005.

Short-term interest rates continued increasing, rising by approximately 1% in the first half of 2006. Longer-term rates also increased, but the yield curve was generally flat at mid-year. As previously discussed, deposit rate competition increased and there was unusual migration from lower cost deposit accounts to higher cost accounts - primarily money market and time accounts. These conditions caused the net interest spread to narrow. The net interest spread was 2.74% in the second quarter of 2006, and would have been 2.82% if the normal dividend income on FHLBB stock was recorded. The second quarter net interest margin was 3.16% in 2006 and would have been

Back to Index

3.24% with the normal FHLBB dividend. The impact on the margin of the decreased spread was mostly offset by higher non-interest bearing funds sources. These sources included a 32% increase in average demand deposit balances and the 55% increase in average equity. The margin in the most recent quarter was down from a quarterly high of 3.36% in the fourth quarter of 2005. While the Bank has previously maintained a slight asset sensitivity to higher interest rates, the shift in balances from non-maturity accounts to time accounts generally maturing in a year or less has shifted the Bank to a slight liability sensitivity during the first half of 2006.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was discussed in the previous section on Asset Quality in the discussion of financial condition. The increase in the provision for the second quarter and first half of 2006, compared to 2005, was primarily due to organic loan growth.

Non-Interest Income. Second quarter non-interest income was unchanged and first half non-interest income increased by $1.3 million (20%) in 2006, compared to 2005. Service fee income growth continues to be a significant element of the Company’s growth strategy. The annualized ratio of fee income to average assets was 0.58% in the first half of 2006, compared to 0.50% in the first half of 2005. Securities gains in all periods were generally recorded on the sale of equity securities. Securities gains were higher in 2005 because more securities were sold during those periods. Miscellaneous other non-interest income in the first half of 2006 included $337 thousand in death benefits under bank owned life insurance policies.

Non-Interest Expense. Non-interest expense decreased by $6.4 million (36%) in the second quarter and by $2.7 million (11%) in the first half of 2006 compared to 2005. The ratio of non-interest expense to average assets was 2.21% in the first half of 2006, compared to 3.56% in 2005. Non-interest expense in 2005 included charges for the termination of the ESOP and non-recurring merger and systems conversion costs. Non-interest expense included $470 thousand in charges related to new branches in the most recent quarter and a total of $700 thousand in such expenses for the first six months of this year. While the Company has significantly expanded its loan origination activities, much of the impact on expenses has been offset by higher deferrals of loan origination related expenses; these deferrals increased by $1.7 million in the first half of 2006, compared to the same period in 2005. The Company’s strategy continues to emphasize the realization of efficiencies from expanded operations, targeted programs developed in the Company’s Six Sigma process improvement discipline, and ongoing expense controls.

Income from Discontinued Operations and Income Tax Expense. Results for the second quarter of 2006 included $359 thousand of pretax income from discontinued operations from the sale of the Company’s data processing subsidiary in June, 2004. This amount represented the balance of certain contingent sale proceeds held in escrow relating to liabilities which were assumed by the purchaser. The Company was able to retain the majority of these funds and record them as income after the two year waiting period. At mid-year, the Company continued to have other contingent revenues held in escrow relating to customer retention which are scheduled for final analysis and settlement in the third quarter of 2006.

The effective income tax rate was 31.2% and 32.1% in the second quarter and first half of 2006. The tax rate was 34.2% and 32.9% for the comparable periods in 2005, excluding the impact of the ESOP termination. The lower tax rate in 2006 included the benefit of tax credits which were recorded beginning in the second quarter on a community development investment in which the Bank is participating. Additionally, the tax rate in 2006 included the benefit of life insurance death benefits, which are not taxed as income.

Comprehensive Income. Comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes changes in accumulated other comprehensive income, which consist of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and the net gain/(loss) on derivative instruments used as cash flow hedges. The Company recorded $5.1 million in comprehensive income in the first half of 2006, compared to a comprehensive loss of $3.5 million in the first half of 2005. Net unrealized securities losses were recorded in both periods primarily due to changes in bond prices as a result of interest rate changes.

Back to Index

Liquidity and Cash Flows

The Company’s primary source of funds was deposit growth in the first half of 2006. The primary use of funds was loan growth. Reductions in investment securities and additional borrowings were additional sources supplementing deposit growth. Net deposit and loan growth are expected to continue to be significant sources and uses of funds. The Company’s total commitments to originate new real estate secured commercial loans increased by $49 million to $204 million during the first half of the year, primarily due to growth in unfunded construction loan commitments. Total commitments for all lending activities were $476 million at mid-year, compared to $419 million at year-end 2005. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. Berkshire Hills Bancorp’s primary routine source of funds is dividends from Berkshire Bank, which paid a $5 million dividend to its parent in the first half of 2006. The holding company also receives cash from the exercise of stock options and uses cash for dividends, treasury stock purchases, and debt service for its junior subordinated debentures. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2005 Form 10-K in Item 7.

Capital Resources

Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity. At June 30, 2006, Berkshire Bank’s regulatory capital ratios placed the Bank in the “well capitalized” category according to regulatory standards. Additional information about regulatory capital is contained in Note 6 to the consolidated financial statements and in the 2005 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2005 Form 10-K. For the six months ended June 30, 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Information relating to payments due under contractual obligations is presented in the 2005 Form 10-K. There were no material changes in the Company’s payments due under contractual obligations during the first half of 2006.

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

Back to Index

Change in
Interest Rates-Basis	1 - 12 Months			13 - 24 Months
Points (Rate Ramp)	$ Change	% Change		$ Change	% Change
(Dollars in thousands)

At June 30, 2006
+ 200	$(1,126)	(1.81	) %	$(2,484)	(3.79	) %
+ 100	(463)	(0.74)		(1,258)	(1.92)
- 100	831	1.33		2,191	3.34
- 200	1,193	1.91		2,038	3.11

At December 31, 2005
+ 200	$(210)	(0.34	) %	$830	1.29%
+ 100	(327)	(0.53)		291	0.45
- 100	1,140	1.86		1,480	2.30
- 200	915	1.49		(1,189)	(1.85)

When comparing the year-end 2005 rate shock sensitivity as reported in the 2005 Form 10-K to the ramp rate change scenario shown above, there is no material change in the qualitative assessment of overall interest rate sensitivity of the Bank. Please see the 2005 Form 10-K for further discussion of the interest rate sensitivity at that date.

During the first half of the year, the Company’s liability sensitivity increased modestly due to shifts in the deposit mix to money market deposits and to shorter duration time accounts and due to the growth of loans with intermediate term pricing durations. The Company’s liability sensitivity also increased due to lower prepayments of loans and investments as a result of higher prevailing interest rates. Due to the Company’s growth plans, these factors are anticipated to continue to influence potential changes in the Company’s interest rate risk in future periods. The Company evaluates using longer-term borrowings or other financial instruments to partially offset further liability sensitivity related to loan and deposit changes. During the first six months of 2006, the Company booked $25 million in two-three year FHLBB borrowings as a result of such evaluations. Currently, the Company anticipates that short term rates may be nearing a peak and it is willing to accept some moderate liability sensitivity in support of its overall strategic objectives, and giving consideration to possible pauses and possible future decreases in short term rates.

For the Bank, market risk also includes price risk, primarily security price risk. The net unrealized loss on securities available for sale increased to $9.7 million (2.7 % of cost) at mid-year, compared to $3.6 million (0.9% of cost) as of the prior year end. This change was primarily due to the impact of higher interest rates on the market value of debt securities. The increased amount of unrealized losses was spread throughout the portfolio, and no securities were deemed to be impaired on an other-than-temporary basis.

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

PART II. - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended June 30, 2006

(b)	Not applicable

(c)	The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1- April 30, 2006	4,066	$ 34.00	-	300,000
May 1- May 31, 2006	-	$ -	-	300,000
June 1- June 30, 2006	-	$ -	-	300,000
Total	4,066	$ 34.00	-	300,000

______________________________________________________

Reflects shares delivered to the Company to pay for the exercise price in connection with the exercise of a stock option.

On February 23, 2006, the Company authorized a new plan to purchase up to 300,000 shares from time to time, subject to market conditions. This repurchase plan will continue until it is completed or terminated by the Board of Directors. As of June 30, 2006, there had been no purchases made pursuant to this plan. There were no other stock purchase plans in effect at June 30, 2006, and the Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

Back to Index

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the company was held on May 4, 2006.

1.	The following individuals were elected as directors, each for a three-year term by the following vote:
	FOR	WITHHELD
Wallace W. Altes	7,638,602	54,443
Lawrence A. Bossidy	7,658,599	34,446
D. Jeffrey Templeton	7,664,898	28,147
Corydon L. Thurston	7,427,287	265,758

2.	The appointment of Wolf and Company, P.C. as independent auditors of Berkshire Hills Bancorp, Inc. for the fiscal year ending December 31, 2006 was ratified by the stockholders by the following vote:

	FOR	AGAINST	ABSTENTIONS
	7,565,375	103,683	25,987

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(2)
4.0	Specimen Stock Certificate of Berkshire Hills Bancorp, Inc.(1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
__________________________________
(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2006.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: August 4, 2006	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer
and Director

Dated: August 4, 2006	By:	/s/ Wayne F. Patenaude
Wayne F. Patenaude
Senior Vice President,
Chief Financial Officer and Treasurer

Back to Index