Form 10-Q
period 2006-09-30
BERKSHIRE HILLS BANCORP INC
filed 2006-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The Registrant had 8,693,945 shares of common stock, par value $0.01 per share, outstanding as of November 2, 2006.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
(In thousands, except share data)
Assets
Cash and due from banks	$25,371	$30,977
Short-term investments	199	110
Total cash and cash equivalents	25,570	31,087

Due from broker	95,022	1,425

Securities available for sale, at fair value	251,859	390,876
Securities held to maturity, at amortized cost	39,957	29,908

Total loans	1,629,083	1,416,449
Less: Allowance for loan losses	(19,153)	(13,001)
Net loans	1,609,930	1,403,448

Premises and equipment, net	27,944	26,236
Accrued interest receivable	9,395	8,508
Goodwill	88,594	88,092
Other intangible assets	10,071	11,524
Bank-owned life insurance	19,602	19,002
Cash surrender value - other life insurance	10,445	11,503
Other assets	16,708	13,944
Total assets	$2,205,097	$2,035,553

Liabilities and Stockholders' Equity
Deposits	$1,488,101	$1,371,218
Borrowings	441,216	397,453
Junior subordinated debentures	15,464	15,464
Other liabilities	5,615	5,352
Total liabilities	1,950,396	1,789,487

Stockholders' equity:
Preferred stock ($.01 par value; 1,000,000 shares
authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized;
10,600,472 shares issued)	106	106
Additional paid-in capital	200,160	198,667
Unearned compensation	(2,109)	(1,435)
Retained earnings	102,783	99,429
Accumulated other comprehensive income (loss)	782	(2,239)
Treasury stock, at cost (1,911,131 shares in 2006
and 2,060,604 in 2005)	(47,021)	(48,462)
Total stockholders' equity	254,701	246,066

Total liabilities and stockholders' equity	$2,205,097	$2,035,553

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Interest and dividend income
Loans	$26,388	$21,149	$72,761	$48,282
Securities	4,985	4,628	13,862	12,839
Short-term investments	15	62	47	98
Total interest and dividend income	31,388	25,839	86,670	61,219
Interest expense
Deposits	10,766	5,979	29,365	13,689
Borrowings	5,019	4,806	12,636	10,951
Total interest expense	15,785	10,785	42,001	24,640

Net interest income	15,603	15,054	44,669	36,579
Provision for loan losses	6,185	204	7,075	998
Net interest income, after provision for loan losses	9,418	14,850	37,594	35,581

Non-interest income
Deposit fees	1,334	1,439	4,003	3,087
Wealth management fees	882	680	2,410	2,013
Insurance fees	623	472	2,112	679
Loan fees	209	179	560	560
Increase in cash surrender value of life insurance	227	245	767	648
(Loss) gain recognized on securities, net	(5,080)	832	(4,054)	2,649
Gain on sale of loans and securitized loans, net	-	22	-	773
Other	21	86	419	217
Total non-interest income	(1,784)	3,955	6,217	10,626

Non-interest expense
Salaries and benefits	6,001	5,699	17,412	14,524
Occupancy and equipment	1,885	1,655	5,638	4,006
Marketing and advertising	403	372	996	732
Data processing and telecommunications	853	736	2,550	1,718
Professional services	376	590	1,311	1,376
Foreclosed real estate and other loans, net	58	241	195	557
Amortization of intangible assets	478	481	1,434	667
Other recurring non-interest expense	1,299	998	4,295	3,159
Termination of Employee Stock Ownership Plan	-	-	-	8,667
Other non-recurring expense	-	828	385	1,791
Total non-interest expense	11,353	11,600	34,216	37,197

(Loss) income from continuing operations before income taxes	(3,719)	7,205	9,595	9,010
Income tax (benefit) expense	(1,466)	2,459	2,788	5,621
Net (loss) income from continuing operations	(2,253)	4,746	6,807	3,389

Income from discontinued operations before income taxes	217	-	576	-
Income tax expense	84	-	222	-
Net income from discontinued operations	133	-	354	-
Net (loss) income	$(2,120)	$4,746	$7,161	$3,389

(Loss) earnings per share
Basic	$(0.25)	$0.56	$0.84	$0.51
Diluted	$(0.25)	$0.54	$0.82	$0.48
Average shares outstanding
Basic	8,557	8,456	8,516	6,683
Diluted	8,557	8,856	8,775	7,061

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30,
	2006	2005
(In thousands)

Total stockholders' equity at beginning of period	$246,066	$131,736

Comprehensive income (loss):
Net income	7,161	3,389
Change in net unrealized gain (loss) on securities available-for-sale,
net of reclassification adjustments and tax effects	3,042	(3,772)
Net loss on derivative instruments	(21)	(42)
Total comprehensive income (loss)	10,182	(425)

Cash dividends declared ( $0.42 per share in 2006 and
$0.38 per share in 2005)	(3,617)	(2,508)
Treasury stock purchased/transferred	(2,356)	(11,893)
Exercise of stock options	2,761	1,326
Reissuance of treasury stock-other	1,608	905
Share-based compensation	157	-
Tax benefit from stock compensation	574	279
Change in unearned compensation	(674)	738
Acquisition of Woronoco Bancorp, Inc.	-	111,915
Termination of Employee Stock Ownership Plan	-	13,564

Total stockholders' equity at end of period	$254,701	$245,637

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$7,161	$3,389
Adjustments to reconcile net income to net cash provided by
continuing operating activities :
Provision for loan losses	7,075	998
Depreciation, amortization, and deferrals, net	639	3,203
Share-based compensation and ESOP expense	1,093	8,789
Excess tax benefits from share-based payment arrangements	(574)	(279)
Increase in cash surrender value of bank-owned life insurance	(767)	(600)
Net losses (gains) on sales of securities and loans, net	4,054	(3,422)
Deferred income tax (benefit) provision, net	(1,653)	1,129
Net change in loans held for sale	2,093	(799)
Net change in all other assets	(4,539)	4,570
Net change in other liabilities	263	(5,241)
Net cash provided by continuing operating activities	14,845	11,737
Net cash provided by discontinued operating activities	576	-
Total net cash provided by operating activities	15,421	11,737

Cash flows from investing activities:
Sales of securities available for sale	20,671	126,653
Payments on securities available for sale	41,422	61,259
Purchases of securities available for sale	(14,351)	(27,336)
Payments on securities held to maturity	12,886	20,771
Purchases of securities held to maturity	(22,941)	(17,801)
Increase in loans, net	(214,323)	(58,308)
Capital expenditures	(4,288)	(3,464)
Proceeds from sale of loans	-	3,635
Proceeds from sale of fixed assets	370	-
Acquisition of Woronoco Bancorp, Inc. net of cash acquired	-	(21,316)
Total net cash (used) provided by investing activities	(180,554)	84,093

Cash flows from financing activities:
Net increase in deposits	116,883	59,431
Proceeds from Federal Home Loan Bank advances	257,014	504,285
Repayments of Federal Home Loan Bank advances	(213,251)	(654,406)
Proceeds from junior subordinated debentures	-	15,464
Treasury stock purchased	(2,356)	(6,996)
Proceeds from reissuance of treasury stock	4,369	2,231
Excess tax benefits from share-based payment arrangements	574	279
Cash dividends paid	(3,617)	(2,508)
Net cash provided (used) by financing activities	159,616	(82,220)

Net change in cash and cash equivalents	(5,517)	13,610
Cash and cash equivalents at beginning of period	31,087	17,902
Cash and cash equivalents at end of period	$25,570	$31,512

Supplemental cash flow information:
Interest paid on deposits	$29,343	$12,933
Interest paid on borrowed funds	11,838	10,391
Income taxes paid, net	1,627	2,952
Non-cash transfer of shares to treasury to pay-off ESOP loan	-	4,897
Fair value of non-cash assets acquired	-	827,780
Fair value of liabilities acquired	-	702,622
Fair value of common stock acquired	-	108,318

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Basis of Presentation and Consolidation, and Use of Estimates

The consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries including its principal wholly-owned subsidiary, Berkshire Bank (the "Bank"), but excluding its wholly-owned subsidiary Berkshire Hills Capital Trust I, which is accounted for using the equity method. The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, deferred tax assets and liabilities, and the carrying value of goodwill and other intangible assets. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2005.

Business

Berkshire is a Delaware corporation and the holding company for Berkshire Bank, a state-chartered savings bank headquartered in Pittsfield, Massachusetts. The Company provides a variety of financial services to individuals, municipalities and businesses through its offices in Western Massachusetts and Northeastern New York. Its primary deposit products are checking, NOW, money market, savings, and time certificates of deposit accounts, and its primary lending products are residential mortgage, commercial mortgage, commercial business, and consumer loans. The Company offers wealth management services including trust, financial planning, and investment services, as well as full-service insurance agency products.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands, except per share data)

Net (loss) income	$(2,120)	$4,746	$7,161	$3,389

Average number of common shares outstanding	8,657	8,588	8,616	7,091
Adjustment for average unallocated SERP and ESOP shares	-	-	-	(271)
Less: average number of unvested stock award shares	(100)	(132)	(100)	(137)
Average number of basic shares outstanding	8,557	8,456	8,516	6,683
Plus: average number of unvested stock award shares	-	132	100	137
Plus: average number of dilutive shares based on stock options	-	268	159	241
Average number of diluted shares outstanding	8,557	8,856	8,775	7,061

Basic (loss) earnings per share	$(0.25)	$0.56	$0.84	$0.51
Diluted (loss) earnings per share	$(0.25)	$0.54	$0.82	$0.48

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004)” (SFAS 123R). See Note 7 for further information on the Company’s share-based compensation plans.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156). This statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. Consistent with SFAS 140, SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. However, the statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company plans to adopt SFAS 156 at the beginning of 2007 and does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 will be applicable to all financial statements issued by the Company after November 15, 2006. The Company does not expect that SAB 108 will have a significant impact on the reported results of operations or financial condition.

On September 20, 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). This issue addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 is not expected to have a material effect on the Company’s financial statements.

Also on September 20, 2006, the FASB ratified EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” This issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 is not expected to have a material effect on the Company’s financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES

A summary of securities follows. The $1,849,000 loss on mortgage-backed securities held for sale was recorded in the income statement in the quarter ended September 30, 2006.

	September 30, 2006

	Amortized	Fair
	Cost	Value
(In thousands)
Securities Available for Sale
Debt securities:
U.S. Government agencies	$-	$-
Municipal bonds and obligations	63,846	64,417
Mortgage-backed securities, held for sale	73,862	72,012
Mortgage-backed securities, other	64,716	63,836
Other bonds and obligations	23,778	24,106
Total debt securities	226,202	224,371

Equity securities:
Federal Home Loan Bank stock	21,835	21,835
Other equity securities	4,495	5,653
Total equity securities	26,330	27,488
Total securities available for sale	252,532	251,859

Securities Held to Maturity
Municipal bonds and obligations	35,213	35,213
Mortgage-backed securities	4,744	4,529
Total securities held to maturity	39,957	39,742

Total securities	$292,489	$291,601

	December 31, 2005

	Amortized	Fair
	Cost	Value
(In thousands)
Securities Available for Sale
Debt securities:
U.S. Government agencies	$69	$63
Municipal bonds and obligations	63,701	63,673
Mortgage-backed securities	264,705	258,504
Other bonds and obligations	24,356	24,703
Total debt securities	352,831	346,943

Equity securities:
Federal Home Loan Bank stock	36,717	36,717
Other equity securities	4,950	7,216
Total equity securities	41,667	43,933
Total securities available for sale	394,498	390,876

Securities Held to Maturity
Municipal bonds and obligations	23,851	23,851
Mortgage-backed securities	6,057	5,912
Total securities held to maturity	29,908	29,763

Total securities	$424,406	$420,639

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Loans consisted of the following:

	September 30, 2006		December 31, 2005
		Percent		Percent
	Balance	of total	Balance	of total
(Dollars in millions)

Residential mortgages:
1 - 4 family	$553	34%	$514	37%
Construction	32	2	35	2
Total residential mortgages	585	36	549	39

Commercial mortgages:
Construction	116	7	59	4
Single and multi-family	67	4	69	5
Other commercial real estate	334	21	283	20
Total commercial mortgages	517	32	411	29

Commercial business loans	194	12	159	11

Consumer loans:
Auto	181	11	148	10
Home equity and other	152	9	149	11
Total consumer loans	333	20	297	21

Total loans	$1,629	100%	$1,416	100%

4.	LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses was as follows:

	Nine Months Ended September 30,

	2006	2005
(In thousands)

Balance at beginning of period	$13,001	$9,337
Provision for loan losses	7,075	998
Allowance attributed to acquired loans	-	3,321
Reclassification of commitment reserve to other liabilities	(425)	-
Loans charged-off	(1,022)	(1,003)
Recoveries	524	470

Balance at end of period	$19,153	$13,123

In prior periods, the Company’s loan loss allowance included a reserve for credit losses related to off-balance sheet credit commitments. During the third quarter of 2006, the Company transferred this reserve to other liabilities in the statement of financial condition.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DEPOSITS

A summary of deposit balances, by type, was as follows:

	September 30, 2006		December 31, 2005
		Percent		Percent
	Balance	of deposits	Balance	of deposits
(In millions)

Demand	$178	12%	$180	13%
NOW	139	9	149	11
Money market	282	19	245	18
Savings	209	14	222	16
Total non-maturity (core) deposits	808	54	796	58

Time deposits less than 100 thousand	364	24	308	23
Time deposits 100 thousand or more	269	18	210	15
Brokered time deposits	47	4	57	4
Total time deposits	680	46	575	42
Total deposits	$1,488	100%	$1,371	100%

6.	REGULATORY CAPITAL

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimums
	September 30, 2006	December 31, 2005	to be Well-Capitalized

Total capital to risk weighted assets	10.5%	11.1%	10.0%

Tier 1 capital to risk weighted assets	9.3	10.2	6.0

Tier 1 capital to average assets	7.5	7.8	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123R. Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based on the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to the adoption of SFAS 123R, the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of applying the provisions of SFAS 123R during the three and nine months ended September 30, 2006, the Company recognized additional stock-based compensation expense related to stock options of $37 thousand, or $32 thousand net of tax, and $157 thousand, or $134 thousand net of tax, respectively. The increase in stock-based compensation expense related to stock options resulted in no change in both basic and diluted earnings per share during the three months ended September 30, 2006 and a $0.02 decrease in both basic and diluted earnings per share during the nine months ended September 30, 2006. Cash flows from financing activities for the nine months ended September 30, 2006 included $574 thousand in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities.

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2006 is presented in the following table:

			Stock Options Outstanding
		Non-vested		Weighted-
	Shares	Stock		Average
	Available	Awards	Number of	Exercise
	for Grant	Outstanding	Shares	Price
Balance at December 31, 2005	307,592	112,752	790,984	$19.79

Granted	(47,600)	47,600	-	-
Stock options exercised	-	-	(160,671)	17.18
Shares vested	-	(62,720)	-	-
Forfeited	5,100	(1,600)	(3,500)	22.30
Cancelled	-	-	-	-

Balance at September 30, 2006	265,092	96,032	626,813	$20.45

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total grant date fair value of unvested stock awards outstanding at December 31, 2005 was $2.73 million. For the nine months ended September 30, 2006, there were 47,600 restricted stock awards granted.  These shares were valued at $33.78 per share, with a total grant date fair value of $1.61 million.  Stock awards vested during this period totaled 62,720 shares, with a total grant date fair value of $1.34 million.  At September 30, 2006, the total grant date fair value of unvested restricted stock awards was $2.94 million. Stock options vested during this period totaled 157,720 shares, with a total grant date fair value of $740 thousand.

A summary of options outstanding at September 30, 2006 is as follows:

	Stock Options
	Outstanding		Exercisable

Total number of shares	626,813		577,306
Weighted average exercise price	$20.45		$20.14
Aggregate intrinsic value (in thousands)	$9,493		$8,921
Weighted average remaining contractual term	5.9	years	5.8	years

Stock-based compensation expense totaled $337 thousand and $1.09 million during the three and nine months ended September 30, 2006, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $276 thousand at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.4 years. Unrecognized stock-based compensation expense related to non-vested, non-option stock awards was $2.11 million at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.

 The following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2005 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based compensation expense.

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005
Net income as reported	$4,746	$3,389

Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	216	677

Less: Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects	(324)	(1,002)
Pro forma net income	$4,638	$3,064

Income per share:
Basic - as reported	$0.56	$0.51
Basic - pro forma	0.55	0.46

Diluted - as reported	0.54	0.48
Diluted - pro forma	0.52	0.43

During the nine months ended September 30, 2006 and 2005, proceeds from stock option exercises totaled $2.76 million and $1.33 million, respectively. During these periods, 160,671 shares and 97,443 shares, respectively, were issued in connection with stock option exercises. During the nine months ended September 30, 2006 and 2005, all shares issued in connection with stock option exercises and non-vested, non-option stock awards were issued from available treasury stock.

Index

The Bank maintained an Employee Stock Ownership Plan, which was terminated by the Bank as of June 30, 2005. Total expense applicable to the termination of the plan was recorded in the amount of $8.67 million in the first six months of 2005. The effect on capital of this expense was offset by credits to unearned compensation and additional paid in capital in stockholders' equity. The Bank recorded an additional $168 thousand in expense related to the termination of the supplemental executive retirement plan. Total compensation expense applicable to the operation of the plan prior to its termination was $340 thousand in the first six months of 2005.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following analysis discusses changes in the financial condition and results of operations at and for the nine months ended September 30, 2006 and 2005, and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document. This discussion and analysis update should be read in conjunction with Management’s Discussion and Analysis included in the 2005 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.

Forward-Looking Statements
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. and Berkshire Bank. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our ability to predict results or the actual effects of our plans and strategies are inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. - “Risk Factors” in our most recent annual report on Form 10-K, in Part II, Item 1A. - “Risk Factors” in this Form 10-Q, and in other reports filed with the Securities and Exchange Commission. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to: general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business; conditions in the securities markets or the banking industry; changes in interest rates and energy prices, which may affect our net income or future cash flows; changes in deposit flows, and in demand for deposit, loan, and investment products and other financial services in our local markets; changes in real estate values, which could impact the quality of the assets securing our loans; changes in the quality or composition of the loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers; the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future; changes in accounting principles, policies, practices, or guidelines; changes in legislation and regulation; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which we are highly dependent; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

Index

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

Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2005 Form 10-K. Please see those policies in conjunction with this discussion. Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management believes that the Company’s most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, as well as current economic data and other relevant information, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although we believe that we use appropriate information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause an increase in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provision for loan losses, which would negatively impact earnings. The allowance for loan losses discussion in Item 1 of the 2005 Form 10-K provides additional information about the allowance. The Company increased its allowance from $13.5 million at June 30, 2006 to $19.2 million at September 30, 2006. For a further discussion of this increase, see the section on the Loan Loss Allowance in “Comparison of Financial Condition at September 30, 2006 and December 31, 2005” in this Form 10-Q.

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

Goodwill and Identifiable Intangible Assets. In conjunction with the acquisition of Woronoco Bancorp in 2005, goodwill was recorded in an amount equal to the excess of the purchase price over the estimated fair value of the net assets acquired. Other intangible assets were recorded for the fair value of core deposits and non-competition agreements. The valuation techniques used by management to determine the carrying value of assets acquired in the acquisition and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows, and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates which were used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on future results of operations.

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

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Per Share:
(Loss) earnings - diluted	$(0.25)	$0.54	$0.82	$0.48
Dividends declared	0.14	0.14	0.42	0.38
Book value	29.31	28.68	29.31	28.68
Common stock price:
High	38.44	35.20	38.44	37.64
Low	33.46	31.90	32.37	30.97
Close	35.59	34.00	35.59	34.00

Operating and Financial Ratios:
(Loss) return on average assets	(0.37)%	0.92%	0.47%	0.27%
(Loss) return on average equity	(3.15)	7.90	3.83	2.47
Net interest margin	3.22	3.31	3.22	3.31
Stockholders' equity/total assets	11.55	12.08	11.55	12.08

Annualized Growth:
Total loans	20%	(1)%	20%	94%
Total deposits	7	13	11	79

At Period End: (In millions)
Total assets	$2,205	$2,033	$2,205	$2,033
Total loans	1,629	1,412	1,629	1,412
Other earning assets	387	429	387	429
Total intangible assets	99	100	99	100
Deposits	1,488	1,348	1,488	1,348
Borrowings and debentures	457	436	457	436
Stockholders' equity	255	246	255	246

For the Period: (In thousands)
Net interest income	$15,603	$15,054	$44,669	$36,579
Provision for loan losses	6,185	204	7,075	998
Non-interest income	(1,784)	3,955	6,217	10,626
Non-interest expense	11,353	11,600	34,216	37,197
Net (loss) income	(2,120)	4,746	7,161	3,389

Asset Quality Ratios:
Net charge-offs (annualized)/average loans	0.04%	0.04%	0.04%	0.06%
Loan loss allowance/total loans	1.18	0.93	1.18	0.93
Non-performing assets/total assets	0.24	0.08	0.24	0.08

(1) All operating ratios are annualized and based on average balance sheet amounts where applicable.

Index

Average Balances and Average Yields/Cost
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006		2005		2006		2005
	Average	Yield/Rate	Average	Yield/Rate	Average	Yield/Rate	Average	Yield/Rate
(Dollars in millions)	Balance	(FTE basis)	Balance	(FTE basis)	Balance	(FTE basis)	Balance	(FTE basis)
Assets
Loans
Residential mortgages	$576	5.24%	$561	5.06%	$564	5.17%	$385	5.06%
Commercial mortgages	496	7.37	396	6.68	458	7.31	328	6.39
Commercial business loans	186	8.31	166	6.92	167	7.95	156	6.54
Consumer loans	328	6.94	300	5.93	313	6.76	237	5.84
Total loans	1,586	6.58	1,423	5.91	1,502	6.42	1,106	5.83

Securities	399	5.55	436	4.69	402	5.03	411	4.50
Short-term investments	1	5.25	7	3.50	1	4.88	3	3.74
Total earning assets	1,986	6.38	1,866	5.60	1,905	6.15	1,520	5.48
Intangible assets	99		101		103		49
Other assets	98		98		93		84
Total assets	$2,183		$2,065		$2,101		$1,653

Liabilities and stockholders' equity
Deposits
NOW	$132	0.98%	$136	0.42%	$138	1.00%	$112	0.28%
Money Market	283	3.51	241	2.07	279	3.33	196	1.91
Savings	213	1.02	240	0.86	213	0.85	198	0.96
Time	664	4.41	515	3.12	640	4.17	407	2.62
Total interest-bearing deposits	1,292	3.31	1,132	2.10	1,270	3.09	913	2.00
Borrowings and debentures	445	4.47	500	3.81	402	4.19	407	3.60
Total interest-bearing liabilities	1,737	3.60	1,632	2.62	1,672	3.35	1,320	2.50
Non-interest-bearing demand deposits	179		185		173		144
Other liabilities	8		6		6		6
Total liabilities	1,924		1,823		1,851		1,470
Stockholders' equity	259		242		250		183
Total liabilities and equity	$2,183		$2,065		$2,101		$1,653

Interest rate spread		2.78%		2.98%		2.80%		2.98%
Net interest margin		3.22%		3.31%		3.22%		3.31%

Supplementary Data
Total deposits	$1,471		$1,317		$1,443		$1,057
Fully taxable equivalent income
adjustment (in thousands)	548		477		1,548		1,055

(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance of investment securities is based on amortized cost.

Index

Summary
The Company recorded a third quarter 2006 net loss of $2.1 million ($0.25 per diluted share), compared to net income of $4.7 million ($0.54 per diluted share) in the third quarter of 2005. Third quarter results in 2006 included a net securities loss totaling $5.1 million related to a repositioning of the securities portfolio and a loan loss provision totaling $6.2 million primarily related to an adjustment of the loan loss allowance reflecting higher general pool reserves. The loss on securities was already recorded in stockholders’ equity, so this transaction had no negative impact on stockholders’ equity. Third quarter 2006 results also included $420 thousand in additional dividend income from the Federal Home Loan Bank of Boston (FHLBB), as a result of its change in the timing of the payment of dividends.

Nine month 2006 net income was $7.2 million ($0.82 per diluted share), which was 111% higher than the same period of 2005. Earnings included the benefit of the acquisition of Woronoco Bancorp in June 2005, together with the benefit of organic growth. Results in 2005 included an $8.7 million non-cash charge related to the termination of the Employee Stock Ownership Plan. This charge had no negative impact on total stockholders’ equity because it was offset by credits to unearned compensation and additional paid-in capital. Results of operations in 2005 also included Woronoco merger and systems conversion related expenses totaling $1.8 million. Earnings per share in both periods reflected the issuance of shares for the Woronoco acquisition.

Additional highlights for the most recent quarter included:

•	20 % annualized loan growth, including 32% annualized commercial loan growth

•	7% annualized deposit growth

•	4% increase in net interest income, compared to the third quarter of 2005 (before provision for loan losses)

•	10% increase in fee income, compared to the third quarter of 2005

•	2% decrease in non-interest expense, compared to the third quarter of 2005

Comparison of Financial Condition at September 30, 2006 and December 31, 2005
Assets. Total assets were $2.21 billion at September 30, 2006, increasing by $170 million at an 11% annualized rate since year-end 2005. Total loans grew at a 20% annualized rate for the year-to-date. Due to the securities repositioning, securities with a value of $95 million were sold pending settlement at quarter-end. An additional $72 million were designated as held for sale at that date, and were subsequently sold in October 2006.

Investment Securities. At quarter-end, the Company changed its intent to hold certain available-for-sale securities with a fair value of approximately $167 million, based on a change in strategy related to certain recent events.  Due to unusually large migrations of deposit balances from transaction and savings accounts to money market and time deposits, the Company has faced growing liability interest rate sensitivity, higher funding costs, and a narrower net interest margin.  The higher cost of interest-sensitive borrowings also resulted in a larger negative spread on older securities with lower book yields. . Management determined that a securities portfolio repositioning would address these issues.

As a result, management determined it appropriate to sell $95 million of intermediate-term mortgage-backed securities and use the proceeds to repay overnight borrowings costing 5.25% and totaling $84 million, along with other borrowings coming due in the fourth quarter.  These securities were traded and pending settlement at September 30, 2006. Accordingly, the losses on sale were recorded as realized in the income statement for the most recent quarter, and the anticipated proceeds were recorded as amounts due from broker in the statement of financial condition at quarter-end.

Management also decided to sell an additional $72 million of intermediate-term mortgage-backed securities and to reinvest most of these proceeds in similar securities with higher yields. This action was taken to improve future income and to improve management’s flexibility in managing the investment portfolio. These securities were designated as held for sale at quarter-end and were subsequently sold in October. Accordingly, the unrealized losses on these securities at September 30, 2006 were recorded as realized in the income statement for the third quarter.

The average book yield on the $167 million of securities chosen for the repositioning was approximately 4.1%. The repositioning of these securities resulted in a net securities loss for the quarter of $5.1 million, net of $0.2 million in gains on equity securities sold during the quarter. The loss on these securities was already recorded in stockholders’ equity, so this transaction had no negative impact on stockholders’ equity.

Index

Due primarily to the repositioning, total investment securities excluding those held for sale decreased to $220 million at September 30, 2006, compared to $396 million at the prior quarter-end. The total unrealized loss on securities available for sale was $9.7 million at mid-year 2006. This loss had increased from $3.6 million at year-end 2005 due to the impact of higher interest rates, which caused debt securities prices to decline. In the third quarter, medium-term interest rates declined, which led to improved securities prices. After recording the net $5.1 million in losses primarily related to the securities repositioning, the remaining available for sale securities had a net unrealized gain at quarter-end of approximately $1.2 million. In addition to the repositioning loss recorded in the third quarter, the Company recorded an additional loss of approximately $0.3 million in October on the final sale of the $72 million in securities held for sale at quarter-end. This represented the decline in market value from quarter-end until the actual sale date in October.

Securities purchases for the year-to-date have consisted primarily of locally originated industrial revenue bonds and other local municipal securities. The Bank decreased its holdings of FHLBB stock by $15 million to $22 million due to the impact of changes in the capital policies of the FHLB system. In each quarter of 2006, the Bank has recorded securities gains related primarily to the sale of equity securities. The Company has been reducing the size of its portfolio of exchange traded equity securities to reduce price risk.

Excluding securities held for sale, quarter-end available for sale securities totaled $180 million and included intermediate-term mortgage-backed securities with a value of $64 million. The net unrealized loss on these securities was $0.9 million at that date. The average book yield of these securities was approximately 5.0%. The sale of these securities would not have offered the benefits contemplated by the Company when it decided to sell the $167 million of lower yielding securities. As noted, the Company expects to replace approximately $60 - 70 million of the sold securities with similar securities having a higher yield. The resulting portfolio of available for sale intermediate-term mortgage-backed securities is expected to contribute to earnings, liquidity, and asset/liability objectives. The Company has the ability and intent to hold these securities.

Loans. Loans totaled $1.63 billion at September 30, 2006, increasing by $213 million (20% annualized) in the first nine months of 2006. Most categories of loans increased at a double digit annualized rated except for residential construction, home equity, and commercial multi-family loans, which reflected slowing conditions in residential markets. Total commercial loans increased by $141 million (33% annualized), including strong growth in commercial construction, commercial real estate and commercial business loans. Commercial loans are the chief focus of the Bank’s lending strategy, and this is a market where the Bank feels it has a strong competitive advantage as a locally headquartered regional bank. The Bank recruited regional presidents for its New York and Pioneer Valley regions around year-end 2005, and these presidents assembled expanded teams of experienced commercial lenders who are active in these markets. The New York region is centered in Albany, with its comparatively large commercial market. Indirect automobile loan originations and residential mortgage loan originations have also benefited from regional expansion, including the opening of new branches in New York.

Loan Loss Allowance. Management increased its estimate of the loan loss allowance from $13.5 million at June 30, 2006 to $19.2 million at September 30, 2006. The loan loss allowance was increased based on management’s assessment of the loan losses inherent in the portfolio at September 30, 2006. The ratio of the allowance to total loans increased from 0.87% to 1.18% during this most recent quarter. The allowance was increased based on higher general pool reserves, reflecting management’s analysis that loan losses may increase above the negligible levels of recent years due to signs in the third quarter of an economic slowing. Of the total $5.7 million increase in the allowance, management determined that $5.5 million of this increase was related to the adjustment to increase general pool reserve levels.

Management has viewed both the Company’s and the industry’s recent loan loss experience as unusually favorable due to a combination of economic factors including generally low interest rates, fiscal stimulus, and a strong real estate market that had increasingly been described as a bubble by various observers. In the absence of countervailing indicators, the loan loss allowance has reflected these historically low loss rates.

Index

During the most recent quarter, management determined that there were specific events in the quarter which indicated that economic conditions were becoming less supportive, and that the credit risks in its environment had shifted from the unusually benign conditions which have predominated in recent years.

The most prominent change was the pronounced slowdown in residential real estate markets in the third quarter, as evidenced in part by the national Commerce Department report on September 2006 home prices. This report showed that the year-to-year decline in median home prices was the largest drop in thirty-five years. While a significant portion of the Company’s loan portfolio is secured by residential real estate, management’s primary focus on residential real estate relates to its function as perhaps the chief driver of economic growth in recent years. Management reasoned that, like a plant closing which is expected to produce loan losses in the future, the sudden deceleration of this key economic indicator has resulted in higher probable loan losses in the Company’s loan portfolio. These losses are viewed as chiefly inherent in the commercial loan portfolio, where cash flows and collateral values are viewed as more sensitive to economic fluctuations. An economic slowdown is expected to result in higher probable loan losses because business cash flows are generally the primary source of loan repayments and management believes that business cash flows will probably decline as a result of an overall softening of the economy.

Also during the third quarter, the Federal Reserve Bank (the “Fed”) suspended interest rate increases after seventeen consecutive hikes over the last two years. This indicates that the Fed had determined that signs of economic slowing were sufficient to warrant this suspension. Management’s review of historic economic data led it to conclude that an economic slowing was highly likely to follow the suspension of a sustained period of tightening by the Fed, and that such economic slowing increased losses inherent in the portfolio.

An additional third quarter event was the combined impact of higher rates, higher prices, and higher energy costs on loan repayment sources. The prime interest rate climbed above 8% at the start of the quarter and management viewed this as a significant threshold, particularly following generally low interest rates only two years ago. Higher prices and spiking energy costs in the third quarter also contributed to a probable tightening of debt service ability by both retail and commercial borrowers. Additionally, the Company noted that commercial appraisals were beginning to reflect higher capitalization rates due to both higher interest rates and higher equity spreads expected by investors. As a result, management determined that it was probable that both cash flows and real estate values will provide less credit protection in the current environment and that higher loan losses are therefore probable.

Based on these events, the Company re-evaluated its loan loss methodology related to pools of performing loans in order to reasonably estimate the range of probable loan losses inherent in such pools. Management reviewed all of the major loan pools on a pool by pool basis. Primary emphasis was given to commercial loans because of historic experience that these loans are most sensitive to economic and real estate market conditions and have the highest potential annual loss rate, compared to residential mortgages, home equity loans, and high grade consumer loans. Management considered relevant historic periods during the last two decades that were characterized by economic slowing, declining real estate values, and higher interest rates, and assessed related loan loss data for each of the loan pools. Since the Company has grown and transformed itself into a multi-state regional institution in recent years, management considered both the Company’s historical loan loss data and FDIC historical loan loss data pertaining to commercial banks with assets ranging from $1 billion to $10 billion to assess ranges of loan loss estimates. The Company also considered other factors on a pool by pool basis which might be relevant to probable loan losses, such as current trends in loan performance, risk ratings, regional and product mix, and the increasing size of individual loans being originated.

For each major loan pool, the Company analyzed the expected average life of the loan pool and the probable rate of loan losses over that period based on the above factors. The Company established a reserve amount for each of the loan pools based on these analyses. The reserve on commercial real estate was set at 1.60% of outstanding loans based on an estimate of annual losses approximating 0.46% of average loans. The reserve on commercial construction and development loans was set at 1.70% based on an annual loss estimate approximating 0.85% of average loans. The reserve on commercial business loans was set at 2.45% based on an annual loss estimate approximating 0.98% of average loans. The combined pool reserves on all commercial loans equated to 1.84% of outstanding commercial loans at September 30, 2006, compared to 1.35% at year-end 2005. The reserve on residential mortgage loans was set at 0.28% based on an annual loss estimate approximating 0.07% of average loans. The reserve on total consumer loans was set at 0.64% based on an annual loss estimate approximating 0.21% of average loans. In addition to specific pool reserves, the Company maintains an unallocated reserve which reflects

Index

uncertainties in the estimation process. The unallocated reserve was set at an amount equal to 0.11% of total loans at September 30, 2006.  The Company determined that its reserves were reasonable in comparison to this data. In addition to the general reserves, the loan loss allowance also included a reserve for impaired loans which totaled $660 thousand at quarter-end.

Asset Quality. Annualized year-to-date charge-offs were 0.04% of average loans. Quarter-end delinquencies (30-90 days) decreased to 0.29% of total loans at quarter-end. Total non-accruing assets measured 0.24% of total assets, and there was no other real estate owned at quarter-end. Nonaccruing assets increased during the third quarter due primarily to three commercial relationships which were progressing towards resolution at quarter-end.

Other Assets. The net book value of premises increased due primarily to the de-novo branching program in the Company’s New York market. Goodwill increased due to fair value adjustments recorded for assets and liabilities acquired as a result of the Woronoco acquisition. Total other assets increased primarily due to a community development tax credit investment which totaled $4.0 million at quarter-end.

Deposits and Borrowings. Total deposits increased at an 11% annualized rate for the year-to-date, reaching $1.49 billion at September 30, 2006. The $117 million increase in deposits for the year-to-date included $61 million in New York deposits in new branches, with total New York deposits increasing from $41 million to $102 million over this time. Annualized year-to-date deposit growth in the Massachusetts branches was 7%, excluding $10 million in run-off of brokered time deposits acquired in the Woronoco acquisition. In addition to the six branches that the Bank is operating in New York, the Bank has received regulatory approvals for four new branches which are expected to open in the next two quarters. With these four new branches, the Bank will have a total of 31 branches, including 11 in Berkshire County, 10 in the Pioneer Valley and 10 in the New York region.

The deposit balance mix has shifted during the year from low cost transaction and savings accounts, with balances moving into money market and time deposit accounts. The rates paid on these accounts increased more quickly than the rates paid on the other account categories due to higher prevailing interest rates and competitive conditions. Migrations of balances from lower yielding accounts were a significant factor contributing to the higher funding costs. The Company continues to promote transaction accounts, which have a lower cost and more opportunities for fee income and other relationship cross-sales.

Total borrowings increased to $441 million at quarter-end, growing by $44 million for the year-to-date as loan growth outpaced deposit growth. Overnight borrowings totaled $84 million at quarter-end; these borrowings were paid down in October from security sales proceeds. For the year-to-date, the Bank borrowed a total of $56 million in two four-year notes to help fund growth of loans with intermediate-term pricing durations.

Equity. For the year-to-date, stockholders’ equity increased by $8.6 million due to the benefit of retained earnings, improved securities prices, and stock option exercises. Total stockholders’ equity increased in the third quarter primarily due to improvement in accumulated comprehensive other income related to the decline in the unrealized loss as a result of improved securities prices during the third quarter. Partially offsetting these benefits were the impact of dividends, treasury stock repurchases, and stock awards. During the first quarter, the Company completed a previously announced plan for the purchase of 150,000 shares and announced a new stock repurchase plan totaling 300,000 shares. No purchases had been made under this new plan as of September 30, 2006.

The ratio of stockholders’ equity to assets measured 11.6% at quarter-end, decreasing from 12.1% at the prior year-end due to the strong loan growth recorded during the year. The Bank’s capital remained in excess of the regulatory requirements for a “well-capitalized” status. Total book value per share was $29.31 at quarter-end, compared to $28.81 at the prior year-end.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2006 and 2005
Net Income. Third quarter results for 2006 were a loss of $2.1 million due to charges for the previously discussed loan loss allowance adjustment and the securities repositioning. Net income was $5.0 million in the most recent quarter before these charges. Net income in the most recent quarter included $0.4 million in after-tax benefit from additional dividend income from the FHLBB as a result of its change in the timing of the payment of dividends, together with income from discontinued operations. After-tax costs related to new branches in New York were $0.3 million in the

Index

most recent quarter, compared to $0.1 million in the same quarter of 2005. Net income was $4.7 million in the third quarter of 2005.

Nine-month 2006 net income totaled $7.2 million, compared to net income of $3.4 million for the first nine months of 2005. Most major categories of income and expense increased for the first nine months of 2006, compared to the first nine months of 2005, primarily due to the acquisition of Woronoco Bancorp in June 2005, together with the benefit of organic growth. Nine month results in 2005 included $8.7 million in charges for the termination of the Employee Stock Ownership Plan, as well as $1.8 million in merger and acquisition related charges.

Net Interest Income. Net interest income increased by $0.5 million (4%) and by $8.1 million (22%) in the third quarter and first nine months of 2006, respectively, compared to 2005. Growth for the year-to-date reflected the benefits of the merger and organic growth. Growth for the third quarter primarily reflected the benefit of additional dividend income from the FHLBB, as a result of its change in the timing of dividends. A 6% year-to-year increase in third quarter average earning assets was generally offset by a tightening of the net interest margin to 3.22% from 3.31% for these quarters. The margin tightening has reflected more competitive deposit pricing and balance migrations to higher costing accounts, along with the impact of the inverted yield curve on the spread between interest bearing assets and liabilities.

The year-to-year growth in third quarter average earning assets was produced by higher average loans, which increased by 11%, including a 25% increase in average commercial mortgages and a 12% increase in average commercial business loans. Average investment securities declined by 8%, primarily reflecting run-off. The $167 million repositioning of securities in the most recent quarter was recorded at the end of the quarter and therefore did not have a significant effect on the quarterly averages. Total average deposits increased by 12% for these periods, and decreases in lower costing balances were offset by increases of 17% for average money market accounts and 29% for average time deposits. Average interest bearing liabilities increased at the same 6% rate as average interest bearing assets. Total borrowings decreased by 11% as securities runoff was used to reduce borrowings until the most recent quarter, when borrowings increased due to loan growth. The securities repositioning and repayment of borrowings was completed after the end of the most recent quarter, and therefore was not reflected in the average balances.

Due to steady increases in short-term market interest rates through the second quarter of 2006, asset yields and liability costs have generally been steadily increasing over the last year. The largest benefit from higher interest rates was related to commercial business loans, which are normally tied to the prime lending rate. The most significant cost increase was related to money market and time deposit accounts which have seen the most competition. Additionally, there has been significant migration from lower cost transaction and savings accounts into these higher cost account types. This migration has exceeded expectations, resulting in higher funding costs and liability sensitivity. As a result, the net interest spread and margin have declined in each of the last three quarters (adjusting for the delay in the FHLBB dividend in the second quarter). Growth in average stockholders’ equity has helped to limit the decline in the year-to-year third quarter net interest margin to 0.09%, despite the 0.20% decrease in the net interest spread over this time. The securities repositioning previously described is expected to benefit the net interest margin in the future.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The allowance was increased based on higher general pool reserves, reflecting management’s belief that loan losses may increase above the negligible levels of recent years due to signs in the third quarter of an economic slowing. The provision for loan losses recorded in the most recent quarter totaled $6.2 million. Of that amount, approximately $5.5 million was related to the increase in the pool reserves as a result of the new risk conditions, and the remaining $0.7 million was viewed as related to quarterly activity, including primarily loan growth. For the first nine months of the year, the loan loss provision totaled $7.1 million in 2006, compared to $1.0 million in 2005. Net loan charge-offs totaled $0.5 million in each of those periods.

Non-Interest Income. Third quarter 2006 non-interest income was ($1.8) million due to $5.1 million in net securities losses. Securities losses included a $5.3 million loss due to the investment repositioning, which was partially offset by $247 thousand of equity gains recorded during the quarter. Third quarter 2005 non-interest income was $4.0 million, including $0.8 million of net securities gains. Nine month 2006 non-interest income was

Index

$6.2 million and was net of $4.1 million of securities losses. Nine month 2005 non-interest income was $10.6 million, and included $2.6 million of securities gains and $0.8 million in gains on the sale of securitized loans. The Company has recorded gains on the sales of equity securities in most periods as it has been reducing its equity security portfolio.

Year-to-year third quarter total fee income increased by $0.3 million (10%) due to organic growth. The year-to-year nine month gain was $2.7 million (43%), which reflected the benefit of the merger and organic growth. Third quarter gains included wealth management, insurance, and loan related fees. Third quarter deposit related fees decreased by 7%, in part reflecting the impact of higher earnings credits resulting from higher interest rates. Management repositioned some deposit products after the end of the quarter in order to benefit deposit fee income beginning in the fourth quarter. Fee income growth continues to be a significant element of the Company’s growth strategy, and is expected to benefit from the acquisition of five insurance agencies which was completed in October 2006. The annualized ratio of fee income to average assets was 0.58% in the first nine months of 2006, compared to 0.51% in the same period of 2005. Miscellaneous other non-interest income in the first nine months of 2006 included $337 thousand in death benefits under bank owned life insurance policies.

Non-Interest Expense. Non-interest expense decreased by $0.2 million (2%) in the third quarter and by $3.0 million (8%) in the first nine months of 2006, compared to 2005. These decreases were primarily due to charges recorded in 2005 for the termination of the Employee Stock Ownership Plan (“ESOP”) and non-recurring merger and systems conversion costs. Excluding the ESOP plan and non-recurring charges, non-interest expense increased by $0.6 million (5%) in the third quarter and by $7.1 million (27%) in the first nine months of 2006, compared to 2005. The latter increase was primarily due to the increase in the size of the institution following the Woronoco merger. For the third quarter, higher expenses were primarily related to the costs of new branches in New York, which totaled $0.6 million in 2006, compared to $0.2 million in 2005. While the Company has significantly expanded its loan origination activities, much of the impact on expenses has been offset by higher deferrals of loan origination related expenses; these deferrals increased by $2.4 million in the first nine months of 2006, compared to the same period in 2005. The Company’s strategy continues to emphasize the realization of efficiencies from expanded operations, targeted programs developed in the Company’s Six Sigma process improvement discipline, and ongoing expense controls. The third quarter ratio of non-interest expense to average assets decreased to 2.08% in 2006, compared to 2.25% in 2005.

Income Tax Expense and Income from Discontinued Operations. The effective tax benefit rate recorded on the third quarter pretax loss was approximately 39% due to the impact of the loan loss allowance adjustment in the Bank, which has a higher tax rate than the consolidated entities. The effective tax rate in the third quarter of 2005 was 34%. For the first nine months of the year, the effective tax rate was 30% in 2006, compared to 62% in 2005. The latter rate was due to the non-deductibility of most of the ESOP termination charge. Results for the second and third quarters of 2006 also included income from discontinued operations from the sale of the Company’s data processing subsidiary in June 2004. The Company does not expect to record significant additional income or expense from these discontinued operations.

Comprehensive Income. Comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes changes in accumulated other comprehensive income, which consist of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and the net gain/(loss) on derivative instruments used as cash flow hedges. The Company recorded $10.2 million in comprehensive income in the first nine months of 2006, compared to a comprehensive loss of $0.4 million in the first nine months of 2005.

Liquidity and Cash Flows
The Company’s primary source of funds was deposit growth in the first nine months of 2006, together with increased borrowings and run-off of investment securities. The primary use of funds was loan growth. The securities repositioning, which was in process at the end of the period, produced cash in October which was used to repay overnight borrowings. Net deposit and loan growth are expected to continue to be significant sources and uses of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. Berkshire Hills Bancorp’s primary routine source of funds is dividends from Berkshire Bank, which paid a $5 million dividend to its parent in the first half of 2006. The holding company also receives cash from the exercise of stock options and uses cash for dividends, treasury

Index

stock purchases, and debt service for its junior subordinated debentures. The holding company obtained a $15 million short term unsecured loan in October to provide partial short term financing for the insurance agency acquisitions, and additionally used existing cash balances to complete this transaction. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2005 Form 10-K in Item 7.

Capital Resources
Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity. At September 30, 2006, Berkshire Bank’s regulatory capital ratios placed the Bank in the “well capitalized” category according to regulatory standards. Additional information about regulatory capital is contained in Note 6 to the consolidated financial statements and in the 2005 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2005 Form 10-K. For the nine months ended September 30, 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.
Information relating to payments due under contractual obligations is presented in the 2005 Form 10-K. There were no material changes in the Company’s payments due under contractual obligations during the first nine months of 2006.

Subsequent Events
On October 24, 2006, the Company announced plans to acquire five Western Massachusetts insurance agencies: Reynolds, Barnes & Hebb and McCormick, Smith & Curry Insurance Agency, both of Pittsfield; Minkler Insurance Agency, of Stockbridge; H.S. Andrews Insurance Agency, of Great Barrington; and MassOne Insurance Agency, of Greenfield.

The Company completed these transactions in October, using available cash and short term financing. The acquired agencies were combined with the Company’s existing Berkshire Insurance Group. Berkshire Insurance Group offers complete lines of commercial and personal property and casualty insurance and group and individual life, disability, and health insurance. The MassOne purchase was structured as an asset purchase, and the other acquisitions were structured as stock purchases. Additionally, the Andrews agency was acquired by the Minkler agency before the Company’s purchase. As part of this series of transactions, Berkshire Insurance Group was transferred from a subsidiary of the Bank to a subsidiary of the parent holding company.

On November 2, 2006, the Federal Deposit Insurance Corporation (the "FDIC") adopted final regulations to implement the Federal Deposit Insurance Reform Act of 2005 passed by Congress earlier this year to create a stronger and more stable insurance system. The final regulations include the annual assessment rates that will take effect at the beginning of 2007. The new assessment rates for nearly all banks will vary between five and seven cents for every $100 of domestic deposits. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for Berkshire Bank was calculated at $1.1 million. At this time we believe the assessment credit will not be recognized up front, but recognized on a go-forward basis only to the extent the credit is used to reduce future deposit premiums that would otherwise be due. Accordingly, we expect the reinstitution of deposit premiums by the FDIC will not have a material effect on our financial condition, results of operations or cash flows until after 2007.

On November 3, 2006, a commercial customer of the Bank, with $6.1 million in loans outstanding, filed for voluntary bankruptcy under Chapter 11.  The customer is a mechanical contractor in the Albany area.   The loan was originated in June 2006 and was generally secured by assets, consisting primarily of receivables and inventory.    This loan was performing at September 30, 2006 and was rated satisfactory according to the Bank’s internal rating system.  The Bank has reclassified the loan as non-performing as of November 3, 2006.  The Bank is currently pursuing the remedies available under its loan documentation and is assessing the credit risk related to this asset.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s 2005 Form 10-K for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

In addition to the instantaneous interest rate shock simulation model previously disclosed, the Company has regularly utilized other types of analyses in assessing its interest rate sensitivities. While primary emphasis was given to the rate shock model, the Company has also periodically utilized a rate change ramp simulation model, which modeled the impact of interest rate changes which were ramped evenly over a twelve-month period, rather than as an instantaneous shock. Emphasis was placed on the shock model in part due to the generally low levels of interest rates and the anticipation of a future rebound. In recent periods, the Federal Reserve Bank has raised interest rates on a ramped basis and the Company now views the ramp model as more relevant for assessing the risk of the current and anticipated interest rate environments. Accordingly, the simulation results presented below are for a twelve-month ramped interest rate change, and the year-end 2005 results have also been changed to reflect this assumption. Additionally, the model has been extended to include a second simulated year in order to fully assess the impact of changes which were ramped in the first year.

Change in
Interest Rates-Basis	1 - 12 Months		13 - 24 Months
Points (Rate Ramp)	$ Change	% Change	$ Change	% Change
(Dollars in thousands)

At September 30, 2006
+ 200	$(41)	(0.07)%	$(986)	(1.53)%
+ 100	216	0.35	(103)	(0.16)
- 100	613	0.98	1,605	2.49
- 200	600	0.96	708	1.10

At December 31, 2005
+ 200	$(210)	(0.34)%	$830	1.29%
+ 100	(327)	(0.53)	291	0.45
- 100	1,140	1.86	1,480	2.30
- 200	915	1.49	(1,189)	(1.85)

During the first nine months of the year, the Company’s liability sensitivity increased due to shifts in the deposit mix to money market deposits and to shorter duration time accounts and due to the growth of loans with intermediate term pricing durations. The Company’s liability sensitivity also increased due to lower prepayments of loans and investments as a result of higher prevailing interest rates. Due to the Company’s growth plans, these factors are anticipated to continue to influence potential changes in the Company’s interest rate risk in future periods. The Company evaluates using longer-term borrowings or other financial instruments to partially offset further liability sensitivity related to loan and deposit changes. During the first nine months of 2006, the Company recorded approximately $56 million in two-four year FHLBB borrowings as a result of such evaluations.

During the third quarter of 2006, the Company continued to experience increased liability sensitivity. The Federal Reserve Bank suspended its interest rate hikes, after 17 consecutive rate hikes over the past two years. Normally the Company experiences immediate benefit from rate hikes because prime based assets reset within 30 - 60 days, whereas deposit repricings typically are more lagged. However, the Company’s net interest margin declined to the low end of the expected range during the third quarter, and the Company decided to reposition the investment securities portfolio and to use the proceeds to repay borrowings in order to reduce liability sensitivity and to improve net interest income. While the deleveraging was not completed until October, the September 30, 2006 analysis includes the benefit of the repositioning as it related to interest rate sensitivity. The model showed that sensitivity was generally neutral in most scenarios over the first year, with some continuing liability sensitivity in the second model year. The Company felt that it was willing to accept some moderate liability sensitivity in support of its overall strategic objectives, and giving consideration to possible pauses and possible future decreases in short term rates.

Index

For the Bank, market risk also includes price risk, primarily security price risk. As a result of improved market prices and the investment securities portfolio repositioning, the securities portfolio had a small net unrealized gain at September 30, 2006. As a result of the deleveraging and ongoing equity securities sales, the Company’s overall exposure to market risk was viewed as lower at quarter-end, compared to the prior twelve months.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. During the third quarter of 2006, the Company converted its investment securities accounting to a new accounting system. This was a planned improvement to the Company’s financial accounting systems, and was not a response to an identified significant deficiency or material weakness. There was no other change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves risk. You should carefully consider the risks described below and all other information contained in Form 10-Q before you decide to buy our common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

Lending

Our emphasis on commercial lending may expose us to increased lending risks, which could hurt our profits.
Our commercial loan portfolio, which consists of commercial real estate loans, construction and development loans and commercial and industrial loans has increased from $570 million at December 31, 2005 to $711 million at September 30, 2006. A significant portion of this growth has included construction and development loans which may have higher risk, and loans in new markets, where the Company has less historic knowledge of the market. Also, commercial loans are more sensitive to economic downturns and the possible impact of higher interest rates. Such sensitivity includes potentially higher default rates and possible diminution of collateral values. Some of the growth in commercial loans is also attributable to larger loan sizes and larger relationship exposures, which can have a greater impact on profits in the event of adverse loan performance. Commercial lending also involves more development financing, which is dependent on the future success of new operations. Additionally, the Company has expanded its commercial lending team to accomplish this growth, and this has the potential to increase risk relating to underwriting and administrative controls as new lenders are integrated into the control environment. These and other factors may result in errors in judging the collectibility of commercial loans, which may lead to additional provisions or charge-offs.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, the local residential real estate market, the interest rate environment, fiscal and monetary policy of the United States government, energy prices, commercial real estate conditions, the duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Based on our review of the above-mentioned factors, we recorded a provision for loan losses of $6.2 million in the quarter ended September 30, 2006 to bring our allowance for loan losses on September 30, 2006 to $19.2 million, which was 1.18% of total loans. State and federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Index

A downturn in the local economy or a decline in real estate values could hurt our profits.
77% of our loans were secured by real estate as of September 30, 2006. In recent years, there has been a significant increase in real estate values in our market area. A decline in real estate values could expose us to a greater risk of loss. Because the majority of our borrowers and depositors are individuals and businesses located and doing business in our market areas, our success significantly depends to a significant extent upon economic conditions in our market areas. Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Growth

Our geographic expansion and growth, if not successful, could negatively impact earnings.
We plan to achieve significant growth both organically and through acquisitions. We have recently expanded into new geographic markets and anticipate that we will expand into additional new geographic markets as we transform ourselves into a regional bank. The success of this expansion will depend on our ability to continue to maintain and develop an infrastructure appropriate to support such growth. Also, our success will depend on the acceptance by customers of us and our services in these new markets and, in the case of expansion through acquisitions, the success of acquisitions depends on many factors, including the long-term retention of key personnel and acquired customer relationships. The profitability of our expansion strategy also will depend on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings. We expect that it may take a period of time before certain of our new branches can become profitable, especially in areas in which we do not have an established physical presence. During this period, operating these new branches may negatively impact net income. Additionally, in connection with our expansion, we will need to increase our operational and financial procedures, systems and controls. If we have difficulty in doing so, it could harm our business, results of operations and financial condition.

Competition from financial institutions and other financial service providers may adversely affect our growth and profitability.
The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

Index

We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. Many of our competitors are larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources and smaller lending limits, lack of geographic diversification and inability to spread our marketing costs across a broader market.

Interest Rate

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not increased at this rate. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our net interest income and hence our profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Our investment portfolio will include securities that are sensitive to interest rates and variations in interest rates may adversely impact our profitability.
Our consolidated securities portfolio will include mortgage-backed securities, which will be insured or guaranteed by U.S. government agencies or government-sponsored enterprises and U.S. government securities. These securities are sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of stockholders’ equity until realized upon sale. As a result, future interest rate fluctuations may impact

Index

stockholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our financial condition, profitability and prospects.

Liquidity

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances and proceeds from the sale of loans. At September 30, 2006, we had approximately $441 million of FHLBB advances outstanding. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Berkshire Bank, and these distributions are subject to regulatory limits and other restrictions.
 A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Berkshire Bank. The availability of dividends from Berkshire Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Berkshire Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If Berkshire Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Berkshire Bank would adversely affect our business, financial condition, results of operations and prospects.

Operations

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
Berkshire Hills Bancorp is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and Berkshire Bank is subject to extensive supervision and examination by the Massachusetts Division of Banks, its chartering authority, and the Federal Deposit Insurance Corporation, as insurer of Berkshire Bank’s deposits. Such regulations and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action may have a material impact on our operations. Berkshire Hills Bancorp primarily depends on Berkshire Bank for dividends as a source of funds to service its indebtedness and to pay dividends to shareholders. Such dividends may be restricted or prohibited by regulatory authorities.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.
Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and

Index

authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource some of our data processing to third parties. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

Goodwill

Our acquisitions have resulted in significant goodwill, which if it becomes impaired would be required to be written down, which would negatively impact earnings.
We acquired Woronoco Bancorp, Inc. in 2005, and have purchased insurance and financial planning businesses in the last two years, including the insurance agencies we acquired in October. We will pursue additional opportunities for acquisitions in the future, including acquisitions in adjacent states. The success of acquisitions depends on many factors, including the long term retention of key personnel and acquired customer relationships. We recorded goodwill and other intangible assets in conjunction with the Woronoco Acquisition and will record additional goodwill in connection with the insurance agency acquisitions, and such assets may be recorded in future acquisitions. If these assets were to become impaired, we would be required to write them down, impacting earnings and capital.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1- July 31, 2006	-	$ -	-	300,000
August 1- August 31, 2006	2,172	$ 35.15	-	300,000
September 1- September 30, 2006	-	$ -	-	300,000
Total	2,172	$ 35.15	-	300,000

The shares purchased in the third quarter represent outstanding shares delivered to pay for the exercise price of stock options. On February 23, 2006, the Company authorized a new plan to purchase up to 300,000 shares from time to time, subject to market conditions. This repurchase plan will continue until it is completed or terminated by the Board of Directors. As of September 30, 2006, there had been no purchases made pursuant to this plan. There were no other stock purchase plans in effect at September 30, 2006, and the Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

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

BERKSHIRE HILLS BANCORP, INC.

Dated: November 8, 2006	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer
and Director

Dated: November 8, 2006	By:	/s/ Wayne F. Patenaude
Wayne F. Patenaude
Senior Vice President,
Chief Financial Officer and Treasurer

Index