Form 10-K
period 2006-12-31
BERKSHIRE HILLS BANCORP INC
filed 2007-03-16
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $255 million, based upon the closing price of $35.48 as quoted on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 7, 2007 was 8,760,526.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Index

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. and Berkshire Bank. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our ability to predict results or the actual effects of our plans and strategies are inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. - “Risk Factors” in this Form 10-K, and in other reports filed with the Securities and Exchange Commission. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to: general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business; conditions in the securities markets or the banking industry; changes in interest rates and energy prices, which may affect our net income or future cash flows; changes in deposit flows, and in demand for deposit, loan, and investment products and other financial services in our local markets; changes in real estate values, which could impact the quality of the assets securing our loans; changes in the quality or composition of the loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers; the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future; changes in accounting principles, policies, practices, or guidelines; changes in legislation and regulation; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which we are highly dependent; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

GENERAL

Berkshire Hills Bancorp, Inc. is a Delaware corporation and the holding company for Berkshire Bank. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and is the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts and operates 27 full-service banking offices serving communities throughout Western Massachusetts and in Northeastern New York. The Bank operates in three regions:

•	The Berkshire County Region, with eleven offices in Berkshire County.

•
The Pioneer Valley Region with ten offices along the Connecticut River valley north and west of Springfield in Massachusetts. The Company entered this region through the acquisition of Woronoco Bancorp Inc. in June 2005.

Index

•
The New York Region serving Albany and the surrounding area in Northeastern New York. This region represents a de novo expansion by the Bank. At year end 2006, it had six offices, with another four offices scheduled to open in the first half of 2007.

These three regions are viewed as having favorable demographics and provide an attractive regional niche for the Bank to distinguish itself as the preferred choice compared to larger super-regional banks and smaller community banks. The Company is pursuing growth through acquisitions, de novo branching, product development, and organic growth. The Company is considering possible expansion into Southern Vermont and Northern Connecticut. The Bank entered the Pioneer Valley area of Massachusetts in 2005 with the acquisition of Woronoco Bancorp, Inc. The Company made acquisitions of insurance and financial planning providers in 2004 and 2005, followed by the acquisition of five affiliated insurance agencies in the fourth quarter of 2006. These insurance acquisitions were merged and integrated into the Berkshire Insurance Group, which was made a subsidiary of the Company. The Company aspires to be “America’s Most Exciting Bank”. It has set out to change the financial service experience, and its vision is to establish itself as a world-class financial services company through an engaging and exciting environment where customers want to do business and employees want to work.

The Bank is a full-scale provider of deposit, lending, investment, and insurance products by a team of employees with extensive experience in banking, insurance, and investment management. The Company stresses quality control, including using Six Sigma tools to improve operational effectiveness and efficiency. It is enhancing its credit and risk management functions to maintain strong asset quality and careful interest rate management. It stresses a culture of teamwork and performance excellence to produce customer satisfaction to support its strategic growth and profitability.

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

COMPETITION

The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks such as Bank of America, TD Banknorth, and Citizens Bank, which have substantially greater resources and lending limits. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of Internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the pricing of loan and deposit products and wealth management services. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Bank has recently designated regional headquarters led by regional presidents as an important component of its market management. The Company has recently revised its vision - to establish itself as a world-class financial services company through an engaging and exciting environment where customers want to do business and employees want to work. This brand and culture statement is expected to drive customer emotional engagement, loyalty, market share and profitability.

LENDING ACTIVITIES

General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters. The majority of the Bank’s loans are made in its market areas and are secured by real estate in its primary markets. Lending activities are therefore affected by activity in these real estate markets. The Bank does not engage in subprime lending activities targeted towards borrowers in high risk categories. The Bank monitors and limits the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in

Index

the event of sustained rate increases. Despite the 4.25% increase in the prime interest rate over the two years ending in June 2006, such higher losses have not yet been recorded but were determined to be inherent in the portfolio, which resulted in an increase in the loan loss allowance in 2006.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Residential mortgages	$599.2	36%	$549.8	39%	$235.2	28%	$265.5	34%	$241.6	33%
Commercial mortgages	567.1	33	410.7	29	260.5	32	206.4	26	157.1	22
Commercial business	189.8	11	158.7	11	150.9	18	166.3	21	165.3	23
Total commercial loans	756.9	44	569.4	40	411.4	50	372.7	47	322.4	45
Consumer	342.9	20	301.0	21	181.5	22	154.0	19	159.0	22
Total loans	1,699.0	100%	1,420.2	100%	828.1	100%	792.2	100%	723.0	100%

Allowance for loan losses	(19.4)		(13.0)		(9.3)		(9.0)		(10.3)
Net loans	$1,679.6		$1,407.2		$818.8		$783.2		$712.7

Residential mortgages. The Bank originates first mortgage loans to individuals, secured by one-to-four family residences in its markets. The Bank originates both fixed-rate and adjustable-rate mortgages to finance primary and secondary residences, as well as non-owner occupied properties. The Bank also provides construction and land development first mortgage loans to individuals. The Bank also offers jumbo loan products and FHA/VA related products. Berkshire Bank generally underwrites, processes, and closes its residential mortgages following conforming secondary market guidelines.

The Bank originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide fifteen-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines. Residential construction loans totaled $32 million at year-end 2006.

The Bank normally holds most adjustable-rate mortgages for its own portfolio. It generally sells most 15 and 30 year fixed-rate mortgages on a servicing released flow basis, although some are retained in portfolio. Forward sale commitments are made when customers rate-lock their applications. Sometimes the Bank also sells or securitizes some existing residential mortgages to adjust interest rate risk or to provide liquidity. Residential mortgages are viewed as having the least credit risk and the narrowest lending margins among the Bank’s lending products.

Commercial Mortgages. The Bank originates commercial mortgages on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities. This portfolio also includes commercial 1-4 family and multifamily properties. Loans may generally be made with terms of up to 25 years and with interest rates that adjust periodically (primarily from floating to five years).

Berkshire Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times. Loans may be made up to 80% of appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history.

The Bank also originates commercial construction loans for residential and commercial properties. These loans generally have an interest-only phase during construction and then convert to permanent financing. Berkshire Bank also originates land loans for the purpose of holding or developing the land for sale. Land loans are normally three year notes with principal due at maturity. Commercial construction loans totaled $130 million at year-end 2006.

Commercial mortgages generally involve larger principal amounts and a greater degree of risk than residential mortgages. They also often provide higher lending spreads. Because repayment is often dependent on the successful

Index

operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Additionally, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than on established cash flows. If the Bank is forced to foreclose on a construction project before or at completion, there is a higher risk of credit loss. Berkshire Bank seeks to minimize these risks through strict adherence to its underwriting standards and portfolio management processes.

Commercial Business Loans. The Bank offers secured commercial term loans with repayment terms which are normally limited to the lesser of the expected useful life of the asset being financed, generally not exceeding seven years. Berkshire Bank also offers revolving loans, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal.

Commercial lending policies regarding debt-service coverage ability and guarantees are similar to those which govern commercial real estate lending. Commercial business loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Loan to value ratios depend on the collateral type and generally do not exceed 95% of the liquidation value of the collateral. Some commercial loans may also be secured by liens on real estate. Berkshire Bank generally does not make unsecured commercial loans.

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

Consumer Loans. Berkshire Bank’s consumer lending strategy is focused on indirect automobile loans and home equity loans. The Bank offers fixed-rate automobile loans with terms of up to 72 months for new and recent model used cars and up to 66 months for older model used cars. The Bank generally makes such loans up to 100% of the retail value shown in the NADA Used Car Guide. This program is targeted towards prime grade credits. The Bank does not offer subprime lending programs. The automobile loans have produced a higher loan charge-off rate than the Bank’s residential mortgage and home equity loans. Collections are more sensitive to changes in borrower financial circumstances, and the collateral can be depreciated or damaged prior to repossession. Additionally, collections are more subject to the limitations of federal and state laws. Automobile loans outstanding totaled $196 million at year-end 2006. The Bank originates indirect loans through a network of automobile dealers in its market, as well as through a conduit sales finance company sourced from franchised automobile dealerships.

The Bank’s home equity lines of credit are typically secured by second mortgages on borrowers’ residences. Home equity lines have an initial revolving period up to ten years, followed by an amortizing term up to fifteen years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed-rate second mortgages with terms up to fifteen years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined. Home equity line credit risks are similar to those of adjustable-rate first mortgages, although these loans may be more sensitive to losses when interest rates are rising due to more sensitivity to rate changes and more possible compression of collateral coverage on second liens. The Bank also includes all other consumer loans in this portfolio total, including personal secured and unsecured loans and overdraft protection facilities. Home equity and other loans outstanding at year-end 2006 totaled $147 million.

Index

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2006. The contractual maturities do not reflect premiums, discounts, and deferred costs, and do not reflect prepayments.

Contractual Maturity	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Construction mortgage loans:
Residential	$1,669	$30,653	$-	$32,322
Commercial	23,293	106,505	-	129,798
Commercial business loans	92,771	46,053	50,934	189,758
Total	$117,733	$183,211	$50,934	$351,878

For the $234 million total of loans above which mature in more than one year, $40 million of these loans are fixed-rate and $194 million are adjustable rate.

Loan Administration. Lending activities are governed by a loan policy approved by the Board of Directors. Internal staff perform post-closing loan documentation review, quality control and ongoing loan review. The Bank assigns a risk rating to all commercial loans, and loan review staff perform an ongoing program of loan and risk rating reviews. Management also employs an independent third party for loan reviews, as discussed in “Allowance for Loan Losses.”

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by Berkshire Bank’s Board of Directors and management. The Board of Directors has approved individual and combined lending approval authorities up to specified limits. Above those limits, the Board of Directors established Regional Loan Committees with commercial approval authority generally up to $5 million. Management’s Executive Loan Committee is responsible for commercial loan approval above $5 million and residential mortgage approval above $2 million. The Bank’s lending activities are conducted by its salaried and commissioned loan personnel and through its relationships with automobile dealers. From time to time, the Bank will purchase whole loans or participations in loans. These loans are underwritten according to Berkshire Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. The Bank from time to time will sell or securitize residential mortgages in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio, the Bank’s interest rate risk profile and liquidity needs. The Bank sells a limited number of commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to ninety days from approval; some commercial commitments are made for longer terms. Total lending commitments, including lines and letters of credit, were $456 million at year-end 2006.

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Bank’s Board. Loans outstanding to the ten largest relationships totaled $155 million at year-end 2006. All of these relationships were rated in the three lowest risk commercial risk rating categories used by the Bank. Total year-end commercial construction loans outstanding were 74% of the Bank’s risk based capital at year-end, and total commercial mortgage outstandings (excluding certain owner-occupied loans) were estimated at 265% of risk based capital. The FDIC has recently established monitoring guidelines of 100% and 300% for these ratios, respectively. Above these guidelines, additional monitoring and risk management controls are required. Based on commitments outstanding at year-end 2006, the Bank may exceed these monitoring guidelines for one or both of these ratios in 2007, and the Bank is proactively establishing additional monitoring and risk management controls as set forth by the FDIC. The commercial construction and development loans primarily involve lodging, leisure, and retail properties. For the majority of these loans, the Bank provides permanent or semi-permanent financing after the construction period. The Bank also finances residential and condominium construction and development projects. The total number of units without committed end sales does not exceed sixty units.

Problem Assets. While Berkshire Bank generally prefers to work with borrowers to resolve problems, Berkshire Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to

Index

minimize any potential loss. Management reports to the Board of Directors monthly delinquent loans and nonperforming assets. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Delinquent auto loans are maintained on accrual until they reach 120 days delinquent, and then they are generally charged-off.

Real estate acquired by Berkshire Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. At year-end 2006, Berkshire Bank had no foreclosed real estate.

The following table sets forth additional information on year-end problem assets.

(Dollars in thousands)	2006	2005	2004	2003	2002

Nonaccruing loans:
Residential mortgages	$15	$261	$327	$348	$230
Commercial mortgages	308	271	147	496	-
Commercial business	7,203	553	523	1,887	2,850
Consumer	66	101	155	468	661
Total nonperforming loans	7,592	1,186	1,152	3,199	3,741
Real estate owned	-	-	-	-	1,500
Total nonperforming assets	$7,592	$1,186	$1,152	$3,199	$5,241

Troubled debt restructurings	$5,268	$1,234	$510	$214	$-
Accruing loans 90+ days past due	281	110	65	306	590

Total nonperforming loans/total loans	0.45%	0.08%	0.14%	0.40%	0.52%
Total nonperforming assets/total assets	0.35%	0.06%	0.09%	0.26%	0.36%

Asset Classification and Delinquencies. The Bank performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. There are four classifications for problem assets: loss, doubtful, substandard and special mention. An asset classified as “Loss” is normally fully charged-off. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Nonaccruing loans are normally classified as substandard. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “Special Mention.”

At year-end 2006, there were no loan balances classified as loss. The balance of loans classified as doubtful was $228 thousand. Loans classified as substandard totaled $23.7 million. The largest three substandard commercial relationships totaled $10.6 million and were in the process of collection. The largest substandard loan totaled $6.0 million and was in collection through bankruptcy proceedings. This loan is secured by business assets and had a $0.5 million impaired loan reserve at year-end. Loans classified as substandard are collectively regarded as having the potential to be nonperforming in the future. Loans rated special mention totaled $34.4 million at year end 2006. Loans delinquent 30 - 90 days totaled $4.1 million at year-end 2006. Troubled debt restructurings totaled $5.3 million at year-end 2006, which was increased from $1.2 million at the prior year-end due primarily to restructurings related to certain substandard loans.

Allowance for Loan Losses. Berkshire Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements. The allowance includes a specific component for impaired loans and an unallocated component for estimated model imprecision.

Index

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

In assessing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are based on management’s judgment of losses inherent in the portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values and economic conditions. The loss factors may be adjusted for significant factors that, in management’s judgment, affect the losses inherent in the portfolio as of the evaluation date. Generally, nonaccruing commercial loans are deemed impaired and evaluated for specific valuation allowances. Berkshire Bank primarily segregates the loan portfolio according to the primary loan types: residential mortgages, commercial mortgages, commercial business loans and consumer loans, and also evaluates commercial construction loans as a pool. Reserves are assigned to impaired loans, and this is normally based on the fair value of collateral since most impaired loans are deemed to be collateral dependent. In 2006, the Company adjusted its loan loss allowance based on new loss factors which emerged during the year, as is further described in Item 7 of this Form 10-K.

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

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. Because the estimation of inherent losses cannot be made with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Berkshire Bank’s financial condition and results of operations. In 2006, the allowance was reduced by $425 thousand representing the transfer to liabilities of reserves for losses on unfunded credit commitments.

Index

The following table presents an analysis of the allowance for loan losses for the years indicated.

(Dollars in thousands)	2006		2005		2004		2003		2002

Balance at beginning of year	$13,001		$9,337		$8,969		$10,308		$11,034
Charged-off loans:
Residential mortgages	27		-		-		-		-
Commercial mortgages	-		-		138		-		510
Commercial business	461		432		218		157		444
Consumer	1,288		1,110		1,846		4,207		9,074
Total charged-off loans	1,776		1,542		2,202		4,364		10,028

Recoveries on charged-off loans:
Commercial business	43		55		296		440		178
Consumer	667		517		709		1,125		2,944
Total recoveries	710		572		1,005		1,565		3,122

Net loans charged-off	1,066		970		1,197		2,799		6,906
Allowance attributed to loans acquired by merger	-		3,321		-		-		-
Provision for loan losses	7,860		1,313		1,565		1,460		6,180
Transfer of commitment reserve	(425)		-		-		-		-
Allowance for loan losses, balance at end of year	$19,370		$13,001		$9,337		$8,969		$10,308
Ratios:

Net loans charged-off/average total loans	0.07%		0.08%		0.15%		0.35%		0.87%
Recoveries/charged-off loans	39.98		37.09		45.64		35.86		31.13
Net loans charged-off/allowance for loan losses	5.50		7.46		12.82		31.21		67.00
Allowance for loan losses/total loans	1.14		0.92		1.13		1.13		1.43
Allowance for loan losses/nonperforming loans	2.55	x	10.96	x	8.11	x	2.80	x	2.76	x

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

	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans		Loans		Loans		Loans		Loans
		in Each		in Each		in Each		in Each		in Each
	Amount	Category to	Amount	Category to	Amount	Category to	Amount	Category to	Amount	Category to
(Dollars in thousands)	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans

Residential mortgages	$1,845	36%	$1,649	39%	$435	28%	$491	34%	$446	33%
Commercial mortgages	9,939	33	5,933	29	3,828	32	2,945	26	1,843	22
Commercial business	5,199	11	3,517	11	3,344	18	3,362	21	3,369	23
Consumer	2,387	20	1,902	21	1,730	22	2,171	19	4,650	22

Total	$19,370	100%	$13,001	100%	$9,337	100%	$8,969	100%	$10,308	100%

Index

INVESTMENT SECURITIES ACTIVITIES

The investment securities portfolio is primarily used to provide for Berkshire Bank’s cash flow needs, to provide adequate liquidity to protect the safety of customer deposits, to manage interest rate risk, and to earn a reasonable return on investment. The average maturity or repricing and the types of securities maintained are based upon the composition, maturity, and quality of the loan portfolio, interest rate risk and Berkshire Bank’s liquidity position and deposit structure.

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

The majority of the Bank’s investments have been in mortgage-backed securities issued or guaranteed by U.S. Government sponsored enterprises. The Bank has focused on adjustable-rate pass-through mortgage-backed securities that have limited extension risk, such as five and seven-year hybrid securities and 10-year fixed-rate mortgage-backed securities. These securities typically have an average duration of 3-5 years. Securities acquired as a result of the Woronoco acquisition also were primarily U.S. Government sponsored enterprise pass-through mortgage-backed securities, although these securities were mostly backed by fixed rate loans. Nearly all the mortgage-backed securities owned by the Bank are issued by Fannie Mae or Freddie Mac. No other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2006. The Bank also purchases municipal bonds and obligations, and purchases and originates industrial revenue bonds. Some of these securities support local municipal relationships and these securities provide a tax-advantaged yield. Subsequent to the deleveraging in 2006, municipal bonds and obligations became the largest category of investments. Other corporate bonds are primarily investment grade trust preferred securities issued by financial institutions. The equity securities portfolio consists primarily of investments in the common stock of the Federal Home Loan Bank of Boston. The Bank has substantially liquidated its actively managed portfolio of exchange traded equity securities of bank, utility and industrial stocks.

In 2005 and 2006, the Bank executed deleveraging programs to reduce leverage, improve yield, and improve interest rate sensitivity. The 2005 deleveraging was in conjunction with the Woronoco acquisition. Berkshire Bank’s investment policy allows the use of certain hedging strategies, including the purchase of options in an effort to increase the return and decrease the risk on the securities portfolio.

Index

The following table presents the year-end amortized cost and fair value of Berkshire Bank’s securities, by type of security, for the years indicated:

	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Available for sale securities
U.S. Government agencies	$-	$-	$69	$63	$1,106	$1,113
Municipal bonds and obligations	63,788	64,503	63,701	63,673	19,169	19,172
Mortgage-backed securities	85,102	84,334	264,705	258,504	323,956	322,585
Other bonds and obligations	20,392	20,439	24,356	24,703	9,418	9,429
Equity securities	24,687	24,930	41,667	43,933	24,210	32,122

Total available for sale securities	$193,969	$194,206	$394,498	$390,876	$377,859	$384,421
Held to maturity securities
Municipal bonds and obligations	$35,572	$35,286	$23,851	$23,851	$25,227	$25,227
Mortgage-backed securities	4,396	4,400	6,057	5,912	4,715	4,672

Total held to maturity securities	$39,968	$39,686	$29,908	$29,763	$29,942	$29,899

The following table summarizes year-end 2006 amortized cost, weighted average yields and contractual maturities of debt securities. Yields are stated on a book basis (not fully taxable equivalent).

			More than One		More than Five Years
	One Year or Less		Year to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in millions)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Municipal bonds and obligations	$9.2	4.20%	$1.4	3.62%	$5.3	3.78%	$83.5	4.36%	$99.4	4.30%
Mortgage-backed securities	-	-	4.3	4.18	12.6	5.16	72.6	5.09	89.5	5.06
Other bonds and obligations	-	-	-	-	3.0	5.18	17.4	5.99	20.4	5.88
Total	$9.2	4.20%	$5.7	4.04%	$20.9	4.81%	$173.5	4.83%	$209.3	4.78%

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

Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. Berkshire Bank’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and time certificates of deposit. The Bank emphasizes its transaction deposits - checking and NOW accounts for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. Money market accounts have increased in popularity due to their interest rate structure. Savings accounts include traditional passbook

Index

and statement accounts. The Bank’s time accounts provide maturities from three months to five years. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. The Bank added brokered time deposit accounts with the acquisition of Woronoco Bancorp. These brokered deposits are being allowed to runoff.

The following table presents information concerning average balances and weighted average interest rates on Berkshire Bank’s deposit accounts for the years indicated.

	2006			2005			2004
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(Dollars in millions)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$174.5	12%	-%	$149.6	13%	-%	$103.7	12%	-%
NOW	137.8	9	1.09	121.7	11	0.39	97.9	11	0.09
Money market	284.4	19	3.41	209.0	18	2.13	160.3	19	1.29
Savings	210.6	14	0.90	205.8	18	0.90	168.5	20	0.77
Time	651.7	46	4.28	445.2	40	3.20	321.0	38	2.78
Total	$1,459.0	100%	2.81%	$1,131.3	100%	1.86%	$851.4	100%	1.46%

At year-end 2006, Berkshire Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate
(Dollars in thousands)
Three months or less	$58,527	4.49%
Over 3 months through 6 months	85,460	4.94
Over 6 months through 12 months	85,703	4.96
Over 12 months	92,094	4.80
Total	$321,784	4.82%

The FHLBB functions as a central reserve bank providing credit for member institutions. As an FHLBB member, Berkshire Bank is required to own capital stock of the FHLBB. FHLBB borrowings are generally secured by most of the member’s mortgage loans and mortgage-related securities, as well as certain other assets. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities. The Company has also utilized notes payable and junior subordinated debentures as additional funds sources.

WEALTH MANAGEMENT SERVICES

The Bank’s Asset Management/Trust Group provides consultative trust relationship management to individuals, businesses, and institutions, with an emphasis on personal investment management to individuals. The group has built a track record over more than a decade with its dedicated in-house investment management team. At year-end 2006, assets under management totaled $494 million. The group also provides brokerage and investment management services in association with Commonwealth Financial Network.

INSURANCE

Expanding on its existing insurance operations, and those acquired as part of the Woronoco Bancorp acquisition in 2005, Berkshire Insurance Group, Inc. acquired five agencies with eight locations at the end of October 2006. The resulting agency has 94 full-time equivalent employees in ten locations in Berkshire, Franklin and Hampden Counties of Massachusetts. Berkshire Insurance Group is one of the largest insurance agencies in Western Massachusetts. One of the acquired agencies was a Best Practices and Five Star designee which bolstered the administrative and efficiency expertise, and one of the agencies had a strong sales selection, training and oversight process in place. The newly appointed executive team draws on over 175 years of independent agency management and sales experience and manages a combined sales force of fifteen agents. Berkshire Insurance Group sells all lines of insurance (personal,

Index

commercial, employee benefits, and life insurance) in western Massachusetts, southern Vermont, and northwestern Connecticut. The group is preparing to enter the New York market for commercial insurance in the second quarter of 2007, and is also licensed in New Hampshire, Maine, Pennsylvania, Florida, New Jersey, Colorado, and North Carolina. Berkshire Insurance Group is instituting an aggressive cross sell program of insurance and banking products through all offices and branches.

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

PERSONNEL

At year-end 2006, the Company had 522 full-time equivalent employees, representing an increase of 123 (31%) from 399 at year-end 2005. This growth was primarily due to the insurance company acquisitions in the fourth quarter. Year-end personnel included 94 full-time equivalent employees in Berkshire Insurance Group and 428 in the Bank. The employees are not represented by a collective bargaining unit and the Bank will strive to continue its strong relationship with its employees.

SUBSIDIARY ACTIVITIES

Berkshire Hills Bancorp, Inc. wholly owns three active subsidiaries: Berkshire Bank, Berkshire Insurance Group, and Berkshire Hills Capital Trust I. The capital trust subsidiary was created under Delaware law in 2005 to facilitate the issuance of trust preferred securities. The Berkshire Insurance Group is incorporated in Massachusetts. It was contributed to the Company by the Bank in October, 2006 in conjunction with the insurance agency purchases, and was previously discussed under “Insurance”. The Company also owns one dormant Massachusetts subsidiary, Berkshire Hills Technology, Inc., which discontinued operations in 2004.

Berkshire Bank is a Massachusetts chartered savings bank which wholly owns five subsidiaries. The Bank owns three subsidiaries which are qualified as “securities corporations” for Massachusetts income tax purposes: North Street Securities Corporation, Woodland Securities, Inc., and Gold Leaf Securities Corporation. Berkshire Bank also owns Berkshire Municipal Bank, which was previously discussed under “Government Banking”. Additionally, the Bank owns the inactive subsidiary, Berkshire Financial Planning, Inc., which ceased offering brokerage services in 2004. Except for Berkshire Municipal Bank, all subsidiaries of Berkshire Bank are incorporated in Massachusetts.

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

REGULATION AND SUPERVISION

The following discussion describes elements of an extensive regulatory framework applicable to savings and loan holding companies and banks and specific information about the Company and its subsidiaries. Federal and state regulation of savings banks and their holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund rather than for the protection of stockholders and creditors.

Index

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

Index

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

INTERSTATE BANKING AND BRANCHING

Federal law permits a bank, such as Berkshire Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders. At its New York branches, Berkshire Bank may conduct any activity that is authorized under Massachusetts law that is permissible either for a New York savings bank (subject to applicable federal restrictions) or a New York branch of an out-of-state national bank. The New York State Superintendent of Banks may exercise certain regulatory authority over the Bank’s New York branches.

PROMPT CORRECTIVE REGULATORY ACTION

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2006, Berkshire Bank met the conditions to be classified as a “well capitalized” institution.

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

Index

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

INSURANCE OF DEPOSIT ACCOUNTS

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $1.1 million The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

Index

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks that provide a central credit facility primarily for member institutions. Berkshire Bank, as a member, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. Berkshire Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at year-end 2006 of $21.8 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years 2006, 2005, 2004, 2003, and 2002, cash dividends from the Federal Home Loan Bank of Boston to Berkshire Bank amounted to approximately $1.6 million, $1.3 million$0.5 million, $0.2 million and $0.3 million, respectively.

HOLDING COMPANY REGULATION

Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. Berkshire Bank made such election and the Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and must adhere to the OTS’s regulations and reporting requirements. In addition, the OTS may examine, supervise and take enforcement action against the Company and has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, Berkshire Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. By regulation, the OTS may restrict or prohibit the Bank from paying dividends.

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

Index

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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. At year-end 2006, Berkshire Bank maintained 77% of its portfolio assets in qualified thrift investments. Berkshire Bank also met the QTL test in each of the prior twelve months and, therefore, met the QTL Test.

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

Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with regulations under Massachusetts law. Approval of the Massachusetts regulatory authorities would be required for the Company to acquire 25% or more of the voting stock of another depository institution. Similarly, prior regulatory approval would be necessary for any person or company to acquire 25% or more of the voting stock of the Company. The term “bank holding company,” for the purpose of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan association and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before the following: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company mergers with another bank holding company. The Company is a bank holding company for purposes of Massachusetts law. The Company has no current plan or arrangement to acquire ownership or control, directly or indirectly, of 25% or more of the voting stock of another banking institution.

BERKSHIRE MUNICIPAL BANK

In 2005, Berkshire Bank established a new subsidiary, Berkshire Municipal Bank, as a state chartered limited purpose commercial bank in New York, to accept deposits of municipalities and other governmental entities in the State of New York. Berkshire Municipal Bank is subject to extensive regulation, examination and supervision by the New York State Superintendent of Banks, as its primary regulator and the FDIC, as the deposit insurer. It is also subject to regulation as to certain matters by the Federal Reserve.

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

Index

Prior to 1995, the Bank was permitted to use certain favorable provisions to calculate deductions from taxable income for annual additions to its bad debt reserve. Federal legislation in 1996 repealed this reserve method and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $844 thousand of the Bank’s accumulated bad debt reserves will not be recaptured into taxable income unless the Bank makes a “nondividend distribution” to the Company, including distributions in excess of the Bank’s current and accumulated earnings and profits. In the event of a nondividend distribution, approximately 150% of the amount of the distribution up to $844 thousand would be includable in income for federal income tax purposes, resulting in an increase in tax of $346 thousand assuming a marginal federal and state tax rate of 41%. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from municipal obligations of any state, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except no deduction is allowed for bonus depreciation or state income taxes. Carryforwards and carrybacks of net operating losses are not allowed. A qualifying limited purpose corporation is generally entitled to special tax treatment as a “securities corporation.” The Bank’s three securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

ITEM 1A. RISK FACTORS

An investment in our common stock involves risk. You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K before you decide to buy our common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

Lending

Our emphasis on commercial lending may expose us to increased lending risks, which could hurt our profits.

Our commercial loan portfolio, which consists of commercial real estate loans, construction and development loans and commercial business loans has increased from $569 million at year-end 2005 to $757 million at year-end 2006. A significant portion of this growth has included construction and development loans that may have higher risk, and loans in new markets, where the Company has less historic knowledge of the market. Also, commercial loans are more sensitive to economic downturns and the possible impact of higher interest rates. Such sensitivity includes potentially higher default rates and possible diminution of collateral values. Some of the growth in commercial loans is also attributable to larger loan sizes and larger relationship exposures, which can have a greater impact on profits in the event of adverse loan performance. Commercial lending also involves more development financing, which is dependent on the future success of new operations. Additionally, the Company has expanded its commercial lending team to accomplish this growth, and this has the potential to increase risk relating to underwriting and administrative controls as new lenders are integrated into the control environment. These and other factors may result in errors in judging the collectibility of commercial loans, which may lead to additional provisions or charge-offs. Construction lending depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, the Company may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If the Company is forced to foreclose on a building before or at completion due to a default, there can be no assurance that it will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

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

Index

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

Based on our review of the above-mentioned factors, we recorded a provision for loan losses of $7.9 million for the year ended December 31, 2006 to bring our allowance for loan losses at year-end 2006 to $19.4 million, which was 1.14% of total loans. State and federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Approximately 77% of our loans were secured by real estate as of year-end 2006. In recent years, there has been a significant increase in real estate values in our market area. A decline in real estate values could expose us to a greater risk of loss. Because the majority of our borrowers and depositors are individuals and businesses located and doing business in our market areas, our success depends to a significant extent upon economic conditions in our market areas. Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally effect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

Index

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

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our continued growth. Our ability to raise capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, if needed, we cannot assure you of our ability to raise additional capital on terms acceptable to us. If we cannot raise additional capital when needed, our ability to execute our strategic plan, which includes further expanding our operations through internal growth and acquisitions could be materially impaired.

Interest Rates

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

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our net interest income and hence our profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Index

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Our investment portfolio includes securities that are sensitive to interest rates and variations in interest rates may adversely impact our profitability.

Our securities portfolio is comprised of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, and U.S. government securities, as well as municipal bonds and obligations and other bonds. These securities are sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of stockholders’ equity until realized upon sale. As a result, future interest rate fluctuations may impact stockholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our financial condition, profitability and prospects.

Liquidity

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances and proceeds from the sale of loans. At December 31, 2006, we had approximately $330 million of FHLBB advances outstanding. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

Operational

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Berkshire Hills Bancorp is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and Berkshire Bank is subject to extensive supervision and examination by the Massachusetts Division of Banks, its chartering authority, and the Federal Deposit Insurance Corporation, as insurer of Berkshire Bank’s deposits. Such regulations and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action may have a material impact on our operations. Berkshire Hills Bancorp primarily depends on Berkshire Bank for dividends as a source of funds to service its indebtedness and to pay dividends to stockholders. Such dividends may be restricted or prohibited by regulatory authorities.

Index

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, our data processing and telecommunications utilize third party software, hardware, and support. If our third party providers encounter difficulties or if we have difficulty in communicating with third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

Provisions of our certificate of incorporation, bylaws and Delaware law, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.

Provisions in our certificate of incorporation and bylaws, the corporate law of the State of Delaware, and state and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock. These provisions include: limitations on voting rights of beneficial owners of more than 10% of our common stock, supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, we are subject to Delaware laws, including one that prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our Board.

Goodwill

Our acquisitions have resulted in significant goodwill, which if it becomes impaired would be required to be written down, which would negatively impact earnings.

We acquired Woronoco Bancorp, Inc. in 2005, and have purchased insurance and financial planning businesses in the last two years, including the five insurance agencies we acquired on October 31, 2006. We will pursue additional opportunities for acquisitions in the future, including acquisitions in adjacent states. The success of acquisitions depends on many factors, including the long term retention of key personnel and acquired customer relationships. We recorded goodwill and other intangible assets in conjunction with the Woronoco Bancorp acquisition and in connection with the insurance agency acquisitions, and such assets may be recorded in future acquisitions. If these assets were to become impaired, we would be required to write them down.

Trading

The trading history of our common stock is characterized by low trading volume. The value of your investment may be subject to sudden decreases due to the volatility of the price of our common stock.

Our common stock trades on The NASDAQ Global Select Market. The average daily trading volume of our common stock was approximately 29,400 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

Index

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our common stock;

•	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry, and

•	other developments affecting our competitors or us.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at the price you desire. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance. In the past, stockholders often have brought securities class action litigation against a company following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2. PROPERTIES

The Company’s headquarters is located in an owned facility located in Pittsfield, Massachusetts. At year-end 2006, the Company entered into a long term lease for new corporate headquarters to be occupied in 2007 in Pittsfield. The current headquarters will be used for the expansion of operations. At year-end 2006, the Company occupied a total of 47 facilities, of which 17 were owned by the Company and 30 were leased, within its primary market areas of Berkshire County, Massachusetts; Pioneer Valley, Massachusetts; and Capital Region, Northeastern New York. In 2006, the Company opened 3 new branches in New York, bringing the total full service branch count to 27, of which 14 operate in premises owned by the Company. The Company also announced 4 new branch locations for 2007, all of which will operate in facilities leased by the Company. Additionally, with the acquisition of the five insurance agencies in October of 2006, the Company now leases 10 buildings throughout the Pioneer Valley and Berkshire County in relation to these insurance agencies. Also at year-end 2006, the Company occupied 6 additional office properties, of which 3 were leased and 3 were owned. The Company is increasing its workspace capacity in proportion with its current expansion and growth plans to adequately fill its needs.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2006, neither the Company nor the Bank were involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Index

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of Berkshire Hills trade on the NASDAQ Global Select Market under the symbol “BHLB”. Since its initial public offering, the Company’s shares had traded on the American Stock Exchange under the symbol “BHL”. The Company’s shares began trading on the NASDAQ Global Select Market on October 25, 2005.

The following table sets forth the quarterly high and low sales price information and dividends declared per share of common stock in 2006 and 2005. On March 7, 2007, the closing market price of Berkshire Hills common stock was $33.52. Berkshire Hills increased its quarterly dividend to $0.14 per share in the third quarter of 2005.

			Dividends
2006	High	Low	Declared
First quarter	$36.08	$32.37	$0.14
Second quarter	36.39	32.77	0.14
Third quarter	38.44	33.46	0.14
Fourth quarter	39.67	33.08	0.14
2005
First quarter	$37.64	$33.40	$0.12
Second quarter	34.90	30.97	0.12
Third quarter	35.20	31.90	0.14
Fourth quarter	35.57	31.75	0.14

Holders

The Company had approximately 2,029 holders of record of common stock at March 8, 2007.

Dividends

The principal source of the Company’s cash reserves is dividends received from the Bank and, in the future from Berkshire Insurance Group, together with proceeds from stock option exercises. In addition, the Company has issued subordinated debt to its wholly owned subsidiary grantor trust. The banking regulators may prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice, or which would reduce the amount of its capital below that necessary to minimum applicable regulatory capital requirements. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year. See also the Stockholders’ Equity note in the financial statements in Item8 of this Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12 of this report.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

No unregistered securities were sold by the Company within the last three years. Registered securities were exchanged as part of the consideration for the acquisition of Woronoco Bancorp.

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock during the fourth quarter of 2006.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2006	-	$-	-	300,000
November 1-30, 2006	-	-	-	300,000
December 1-31, 2006	15,000	34.66	15,000	285,000
Total	15,000	$34.66	15,000	285,000

On February 23, 2006, the Company authorized the purchase of up to 300,000 shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of December 31, 2006, there were 15,000 shares repurchased under this plan and 285,000 shares remained available to be repurchased. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

Index

Performance Graph

The performance graph compares the Company’s cumulative stockholder return on its common stock over the last five years to the cumulative return of the NASDAQ Composite Index, the SNL $1 Billion - $5 Billion Thrift Index, and the SNL All Bank and Thrift Index. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative stockholder return over a five-year period is based on an initial investment of $100 on December 31, 2001.

The Company has previously used the SNL $1 Billion - $5 Billion Thrift Index to compare its stock performance to a peer index. Due to the Company’s growth and transformation into a more diversified regional financial institution with a more bank-like balance sheet, the Company has determined that a more appropriate index to compare to its stock performance is the SNL Bank and Thrift Index. Both of these indices are shown in the performance graph, and in the future the SNL Bank and Thrift Index will be shown as the banking industry comparative index.

Comparison of Five Year Cumulative Total Return Among Berkshire Hills Bancorp, NASDAQ Composite Index, SNL $1B - $5B Thrift Index, and SNL Bank and Thrift Index

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Berkshire Hills Bancorp, Inc.	100.00	118.72	185.60	193.04	176.77	179.44
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Thrift Index	100.00	128.06	192.07	217.67	215.77	248.17
SNL Bank and Thrift Index	100.00	93.96	127.39	142.66	144.89	169.30

Index

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC. Financial data includes the impact of the acquisition of Woronoco Bancorp, Inc. in 2005 and five affiliated insurance agencies in 2006.

	At or For the Years Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002

Selected Financial Data:
Total assets	$2,149,642	$2,035,553	$1,310,115	$1,218,548	$1,045,947
Securities	234,174	420,320	414,363	359,294	226,919
Loans, net	1,679,617	1,407,229	818,842	783,258	712,714
Goodwill and intangibles	121,341	99,616	7,254	10,233	10,436
Deposits	1,521,938	1,371,218	845,789	830,244	782,360
Borrowings and subordinated debentures	360,469	412,917	327,926	251,465	133,702
Total stockholders’ equity	258,161	246,066	131,736	123,175	120,569

Selected Operating Data:
Total interest and dividend income	$118,051	$87,732	$61,081	$56,308	$64,128
Total interest expense	57,811	36,115	20,724	18,742	23,428
Net interest income	60,240	51,617	40,357	37,566	40,700
Provision for loan losses	7,860	1,313	1,565	1,460	6,180
Service charge and fee income	13,539	9,373	5,493	5,023	4,659
All other non-interest income	(1,491)	5,550	2,271	1,425	1,768
Total non-interest expense	48,868	48,998	28,977	28,243	37,279
Provision for income taxes	4,668	8,003	5,639	5,161	885
Net income (loss) from discontinued operations	371	-	(431)	(185)	(686)
Net income	$11,263	$8,226	$11,509	$8,965	$2,097

Dividends per share	$0.56	$0.52	$0.48	$0.48	$0.48
Basic earnings per share:
Continuing operations	$1.28	$1.16	$2.26	$1.74	$0.52
Discontinued operations	0.04	-	(0.08)	(0.04)	(0.13)
Total	$1.32	$1.16	$2.18	$1.70	$0.39

Diluted earnings per share:
Continuing operations	$1.25	$1.10	$2.08	$1.60	$0.47
Discontinued operations	0.04	-	(0.07)	(0.03)	(0.11)
Total	$1.29	$1.10	$2.01	$1.57	$0.36

Average shares outstanding:
Basic	8,538	7,122	5,284	5,266	5,435
Diluted	8,730	7,503	5,731	5,703	5,867

Index

	At or For the Years Ended December 31,
(Dollars in thousands, except per share data)	2006		2005		2004		2003		2002

Selected Operating Ratios and Other Data:
Performance Ratios:
Return on average assets	0.53%		0.47%		0.89%		0.80%		0.20%
Return on average equity	4.40		4.19		9.06		7.28		1.54
Interest rate spread	2.81		3.00		3.10		3.29		3.70
Net interest margin	3.24		3.33		3.37		3.61		4.18
Non-interest income/total net revenue	16.67		22.43		16.13		14.65		13.64
Non-interest expense/average assets	2.31		2.81		2.25		2.53		3.54
Dividend payout ratio	42.92		45.06		22.02		28.24		123.08

Bank Capital Ratios:
Tier 1 capital to average assets	7.69		7.79		8.08		7.87		8.60
Total capital to risk-weighted assets	10.27		11.12		12.69		12.55		13.48
Shareholders’ equity/total assets	12.01		12.09		10.06		10.11		11.53

Asset Quality Ratios:
Nonperforming loans/total loans	0.45		0.08		0.14		0.40		0.52
Nonperforming assets/total assets	0.35		0.06		0.09		0.26		0.36
Net loans charged-off/average total loans	0.07		0.08		0.15		0.35		0.87
Allowance for loan losses/total loans	1.14		0.92		1.13		1.13		1.43
Allowance for loan losses/nonperforming loans	2.55	x	10.96	x	8.11	x	2.80	x	2.76	x

Share Data:
Book value per share	$29.63		$28.81		$22.43		$20.87		$19.71
Market price at year end	$33.46		$33.50		$37.15		$36.20		$23.55

Note:	All performance ratios are based on average balance sheet amounts where applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable estimable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although we believe that we use the appropriate information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For

Index

example, a downturn in the local economy could cause an increase in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. The allowance for loan losses discussion in Item 1 provides additional information about the allowance.

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

Goodwill and Identifiable Intangible Assets. In conjunction with the acquisition of Woronoco Bancorp in 2005, goodwill was recorded as an intangible asset equal to the excess of the purchase price over the estimated fair value of the net assets acquired. Other intangible assets were recorded for the fair value of core deposits and non-compete agreements. Goodwill and intangible assets were recorded for the purchase of insurance agencies in 2006. The valuation techniques used by management to determine the carrying value of assets acquired in the acquisition and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates which were used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives could have a material adverse impact on future results of operations.

SUMMARY - 2006

Net income increased by 37% to $11.3 million in 2006, compared to $8.2 million in the prior year. Net income per diluted share increased by 17% to $1.29 in 2006 from $1.10 in 2005. Earnings growth included the benefit of organic growth and expansion, along with the acquisition of Woronoco Bancorp in June 2005. All earnings per share references are to diluted shares, and also reflect the additional shares issued for the Woronoco acquisition.

Financial highlights in 2006 included:

•	44% growth in fee income
•	20% growth in total loans
•	33% growth in total commercial loans
•	11% growth in total deposits

Other highlights in 2006 included:

•	The acquisition of five insurance agencies in October 2006 with combined annual revenues in excess of $9 million.
•
The opening of three new branches in New York, increasing the total branch count by 12% to a total of 27. The Company also announced an additional four new branches in New York to be opened in 2007, representing a further 15% increase in the total branch count planned for 2007.

•	Executive team expanded with new leadership experienced in regional bank management.
•	New board members added, broadening regional representation.
•	Growth recorded in all three regions - Berkshire, Pioneer Valley, and New York.
•	Net loan charge-offs remained modest at 0.07% of average loans.

Index

Results in 2006 included a third quarter loss of $2.1 million ($0.25 per share) due to a $5.3 million securities loss related to a securities portfolio restructuring and deleveraging. Third quarter results also included a $6.2 million loan loss provision due to an adjustment in the loan loss allowance. These charges strengthened the balance sheet and were not viewed by management as indicative of normal quarterly activity. Net diluted earnings per share for the other three quarters of 2006 averaged $0.51 per share.

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years included.

		2006			2005			2004
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans (1)	$1,547.3	$100.8	6.51%	$1,182.3	$70.1	5.93%	$795.5	$43.8	5.51%
Investment securities (2)	370.8	19.1	5.15	413.0	19.2	4.64	424.0	18.1	4.28
Short-term investments	4.9	0.3	6.12	2.8	0.1	3.30	3.0	0.1	1.28
Total interest-earning assets	1,923.0	120.2	6.25	1,598.1	89.4	5.59	1,222.5	62.0	5.07
Intangible assets	103.2			62.0
Other non-interest earning assets	90.1			85.1			67.0
Total assets	$2,116.3			$1,745.2			$1,289.5

Interest-bearing liabilities:
Deposits:
NOW accounts	137.8	1.5	1.09%	121.7	0.5	0.39%	97.9	0.1	0.09%
Money market accounts	284.4	9.7	3.41	209.0	4.4	2.13	160.3	2.1	1.29
Savings accounts	210.6	1.9	0.90	205.8	1.8	0.90	168.5	1.3	0.77
Certificates of deposit	651.7	27.9	4.28	445.2	14.3	3.20	321.0	8.9	2.78
Total interest-bearing deposits	1,284.5	41.0	3.19	981.7	21.0	2.14	747.7	12.4	1.66
Borrowings	394.4	16.8	4.26	410.8	15.1	3.67	305.6	8.3	2.73
Total interest-bearing liabilities	1,678.9	57.8	3.44	1,392.5	36.1	2.59	1,053.3	20.7	1.97
Non-interest-bearing demand
deposits	174.5			149.6			103.7
Other non-interest-bearing
liabilities	7.2			6.6			5.4
Total liabilities	1,860.6			1,548.7			1162.4
Equity	255.7			196.5			127.1
Total liabilities and equity	$2,116.3			$1,745.2			$1,289.5
Net interest-earning assets	$244.1			$205.6			$169.2
Net interest income		$62.4			$53.3			$41.3

Interest rate spread			2.81%			3.00%			3.10%
Net interest margin			3.24%			3.33%			3.37%
Interest-earning assets/interest-bearing liabilities			114.54%			114.76%			116.06%
Fully taxable equivalent adjustment		$2.1			$1.6			$0.9

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

	2006 Compared with 2005			2005 Compared with 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:
Loans	$7,355	$23,378	$30,733	$3,555	$22,782	$26,337
Investment securities	1,970	(2,062)	(92)	1,474	(477)	997
Short-term investments	40	106	146	76	(3)	73
Total interest income	9,365	21,422	30,787	5,105	22,302	27,407

Interest expense:
NOW accounts	924	70	994	355	26	381
Money market accounts	3,272	1,970	5,242	1,624	759	2,383
Savings accounts	(29)	42	13	259	315	574
Certificates of deposit	5,813	7,934	13,747	1,483	3,834	5,317
Total deposits	9,980	10,016	19,996	3,721	4,934	8,655
Borrowings	2,319	(619)	1,700	3,375	3,361	6,736
Total interest expense	12,299	9,397	21,696	7,096	8,295	15,391
Change in net interest income	$(2,934)	$12,025	$9,091	$(1,991)	$14,007	$12,016

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2006 AND 2005

Balance Sheet Summary. Total assets were $2.15 billion at December 31, 2006, increasing by 6% for the year. Total loans increased by 20% for the year to $1.70 billion, reflecting strong originations in most major categories. Securities available for sale decreased by 50% to $194 million due to the deleveraging and restructuring initiated at the end of the third quarter. Total goodwill and other intangible assets increased by $22 million (22%) in 2006 due to the acquisition of the insurance agencies in the fourth quarter. Total deposits increased by 11% to $1.52 billion in 2006, reflecting the benefit of de novo branch expansion and organic growth. Securities sales proceeds were used to pay down borrowings, which decreased by 13% to $345 million. The 5% increase in stockholders’ equity to $258 million primarily reflected retained earnings and proceeds from stock option exercises.

Investment Securities. Total investment securities decreased by $186 million (44%) in 2006. At the end of the third quarter, the Company changed its intent to hold certain available-for-sale securities with a fair value of approximately $167 million. Due to unusually large migrations of deposit balances from transaction and savings accounts to money market and time deposits, the Company faced growing liability interest rate sensitivity, higher funding costs, and a narrower net interest margin. The higher cost of interest-sensitive borrowings also resulted in a larger negative spread on older securities with lower book yields. Management determined that a securities portfolio repositioning would help mitigate these issues. The $167 million of securities sold were mostly intermediate-term mortgage-backed securities. Proceeds were used primarily to pay down borrowings, and secondarily to fund additional loan growth in the fourth quarter. This action was taken to improve future income and to improve management’s flexibility in managing the investment portfolio. The average book yield on the $167 million of securities chosen for the repositioning was approximately 4.1%. The remaining portfolio of available for sale intermediate-term mortgage-backed securities is expected to contribute to earnings, liquidity, and asset/liability objectives. The Company has the ability and intent to hold these securities.

The repositioning of these securities resulted in a net securities loss of $5.3 million. The loss on these securities was already recorded in stockholders’ equity, so this transaction had no negative impact on stockholders’ equity. The total unrealized loss on securities available for sale was $9.7 million at mid-year 2006. This loss had increased from $3.6 million at year-end 2005 due to the impact of higher interest rates, which caused debt securities prices to decline. In the third quarter, medium-term interest rates declined, which led to improved securities prices. After recording the $5.3

Index

million loss related to the securities repositioning, the remaining available for sale securities had a net unrealized gain of $237 thousand at year-end.

Securities purchases for the year 2006 consisted primarily of locally originated industrial revenue bonds and other local municipal securities. The Bank decreased its holdings of FHLBB stock by $15 million to $22 million due to the impact of changes in the capital policies of the FHLB system. In each quarter of 2006, the Bank recorded securities gains related primarily to the sale of equity securities. The Company had liquidated substantially all of its portfolio of exchange traded equity securities at the end of the year 2006.

At year-end 2006, the total investment securities portfolio of $234 million included $100 million of municipal bonds and obligations, $89 million of mortgage backed securities, Federal Home Loan Bank stock of $22 million, and $23 million of other securities which consisted primarily of trust preferred securities. Securities with repricings over five years totaled $160 million at year-end 2006, which was down from $249 million at the prior year-end due to the portfolio restructuring. The fully taxable equivalent yield on investment securities increased to 5.6% in the fourth quarter of 2006 from 4.9% in the same quarter of 2005. This reflected part of the benefit of the securities restructuring in the fourth quarter, along with the benefit of longer term municipal securities added during the year.

Loans. Total loans increased by $279 million (20%) in 2006. Most major categories of loans increased during the year. Total commercial loans increased by $187 million (33%) for the year due to strong originations in all regions. Commercial loans equaled 45% of total loans at year-end 2006. Commercial loans are the chief focus of the Bank’s lending strategy, and the Bank feels it has a strong competitive advantage in this market as a locally headquartered regional bank. The majority of commercial loan volume was originated in the New York region which is centered in Albany and is the largest commercial market in which the Bank operates. Commercial loans also grew at a strong 18% pace in the Bank’s Massachusetts markets. Loan growth benefited from the new leadership and lending teams that the Bank has assembled in its new regions in the Pioneer Valley and New York. Commercial loan growth was concentrated in a $71 million increase in commercial construction loans and an $85 million increase in other commercial mortgages. The annualized pace of commercial loan growth slowed to 26% in the fourth quarter and the Company anticipates slower growth in 2007 due to the impact of interest rates on loan demand and margins. The Company is focusing on its process of customer and product selection, and is emphasizing shorter term credits where it has a competitive advantage compared to larger financial institutions. The Company also expects to utilize loan participations and secondary market conduits to broaden and diversify its credit offerings.

The Company also recorded increases of $53 million (10%) in residential permanent mortgages and $43 million (32%) in indirect auto loans, and these areas also benefited from the Company’s larger regional footprint and a new auto loan conduit. The Bank does not offer subprime loan programs. The Company had small declines in residential construction, commercial single and multi-family, and home equity loans. This related primarily to less demand due to slowing housing markets and to the impact of higher interest rates, particularly since most of the Company’s consumer real estate lending products are adjustable-rate. The Company generally sells its originations of fixed-rate residential mortgages to secondary market investors on a flow basis. The Company is developing new consumer credit initiatives for 2007, including enhancement of residential lending programs and faster turnarounds of other consumer loan products.

Loans with repricings over five years totaled $501 million at year-end 2006, which was an increase of $140 million over the $361 million total at year-end 2005. This increase reflected demand for longer-term fixed rates following two years of rising short-term rates. The $140 million increase in loans repricing over five years was offset by a $75 million decrease in loans repricing in 3-5 years, as well as the $89 million decrease in securities repricing over five years. The average yield on loans increased to 6.7% in the fourth quarter of 2006 from 6.2% in the fourth quarter of 2005. This reflected the 1% increase in the prime rate during the year and higher rates on loan originations following two years of rate increases. Residential mortgage yields showed the least increase, rising to 5.3% from 5.2%. Commercial business loans had the highest yield of 8.0% and the largest increase of 0.9% since most of these loans are tied to prime.

Asset Quality.  Most measures of asset quality were favorable at the end of 2006. Net loan charge-offs were 0.07% of total average loans for the year 2006. Year-end delinquencies (30-90 days) measured 0.24% of total loans at year-end 2006, compared to 0.30% at the prior year-end. Total year-end 2006 non-performing assets measured 0.35% of total assets, and there was no other real estate owned. These non-performing assets included a secured commercial loan totaling $6.0 million (0.28% of assets) which became non-accruing during the fourth quarter. A specific reserve of $0.5

Index

million was assigned to this relationship at year-end, and management was actively pursuing collection. All other year-end 2006 non-performing assets measured 0.07% of total assets. Non-performing assets at the prior year-end were 0.06% of total assets.

Loan Loss Allowance. Management increased the loan loss allowance from $13.0 million at year-end 2005 to $19.4 million at December 31, 2006. The loan loss allowance was increased primarily based on management’s assessment of higher loan losses inherent in the portfolio at September 30, 2006. The allowance also increased due to higher pool reserves related to higher loan outstandings and to higher reserves on impaired loans. The ratio of the allowance to total loans increased from 0.92% to 1.14% during 2006. The allowance was increased in the third quarter to 1.18% of total loans based on higher general pool reserves, reflecting management’s analysis that loan losses would increase above the negligible levels of recent years due to signs in the third quarter of an economic slowing. Of the total $6.4 million increase in the allowance in 2006, $5.5 million of this increase was related to the third quarter adjustment to increase general pool reserve levels due to a higher percentage of inherent losses in the portfolio.

Management has viewed both the Company’s and the industry’s recent loan loss experience as unusually favorable due to a combination of economic factors including generally low interest rates, fiscal stimulus, and a strong real estate market that had increasingly been described as a bubble by various observers. In the absence of countervailing indicators, the loan loss allowance has reflected these historically low loss rates. During the third quarter, management determined that there were specific events in the quarter which indicated that economic conditions were becoming less supportive, and that the credit risks in its environment had shifted from the unusually benign conditions which have predominated in recent years.

The most prominent change was the pronounced slowdown in residential real estate markets in the third quarter, as evidenced in part by the Commerce Department report on September 2006 home prices. This report showed that the year-to-year decline in median home prices was the largest drop in thirty-five years. While a significant portion of the Company’s loan portfolio is secured by residential real estate, management’s primary focus on residential real estate relates to its function as perhaps the chief driver of economic growth in recent years. Management reasoned that, like a plant closing which is expected to produce loan losses in the future, the sudden deceleration of this key economic indicator has resulted in higher probable loan losses in the Company’s loan portfolio. These losses are viewed as chiefly inherent in the commercial loan portfolio, where cash flows and collateral values are viewed as more sensitive to economic fluctuations. An economic slowdown is expected to result in higher probable loan losses because business cash flows are generally the primary source of loan repayments and management believes that some business cash flows decline as a result of an overall softening of the economy.

Also during the third quarter, the Federal Reserve Bank (the “Fed”) suspended interest rate increases after seventeen consecutive hikes over the last two years, a further sign of economic slowing. Management’s review of historic economic data led it to conclude that an economic slowing was highly likely to follow the suspension of a sustained period of tightening by the Fed, and that such economic slowing increased losses inherent in the portfolio.

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

Based on these events, the Company re-evaluated its loan loss methodology related to pools of performing loans in order to reasonably estimate the range of probable loan losses inherent in such pools. Management reviewed all of the major loan pools on a pool by pool basis. Primary emphasis was given to commercial loans because of historic experience that these loans are most sensitive to economic and real estate market conditions and have the highest potential annual loss rate. Management considered relevant historic periods during the last two decades that were characterized by economic slowing, declining real estate values, and higher interest rates, and assessed related loan loss data for each of the loan pools. Management considered both the Company’s historical loan loss data and FDIC

Index

historical loan loss data pertaining to commercial banks with assets ranging from $1 billion to $10 billion to assess ranges of loan loss estimates. The Company also considered other factors on a pool by pool basis which might be relevant to probable loan losses, such as current trends in loan performance, risk ratings, regional conditions, product mix, and the increasing size of individual loans being originated.

For each major loan pool, the Company analyzed the average life of the loan pool and the probable rate of loan losses over that period based on the above factors. The Company established a reserve amount for each of the loan pools based on these analyses, with each pool reserve amount being based on the product of the average pool life and the probable rate of losses. The average pool lives of the various pools ranged between two and four years and were viewed as consistent with the expected loss emergence patterns based on management’s estimates of losses inherent in the pools on the balance sheet dates. The reserve on commercial real estate was set at 1.60% of outstanding loans based on an estimate of annual losses approximating 0.46% of average loans. The reserve on commercial construction and development loans was set at 1.70% based on an annual loss estimate approximating 0.85% of average loans. The reserve on commercial business loans was set at 2.45% based on an annual loss estimate approximating 0.98% of average loans. The combined pool reserves on all commercial loans equated to 1.84% of outstanding commercial loans at September 30, 2006, compared to 1.35% at year-end 2005. The reserve on residential mortgage loans was set at 0.28% based on an annual loss estimate approximating 0.07% of average loans. The reserve on total consumer loans was set at 0.64% based on an annual loss estimate approximating 0.21% of average loans. In addition to specific pool reserves, the Company maintains an unallocated reserve which reflects uncertainties in the estimation process. Pool reserves were adjusted slightly in the fourth quarter based on current loan originations and on loss emergence trends in the quarter. The unallocated reserve was set at an amount equal to 11% of total loans at year-end 2006. In addition to the general reserves, the loan loss allowance also included a reserve for impaired loans which totaled $812 thousand at year-end.

Other Assets. The net book value of premises increased due primarily to the de-novo branching program in the Company’s New York market. Goodwill and other intangible assets increased due to the acquisition of five insurance agencies. All other assets increased primarily due to equity investments in community and historic development entities which provide transferable tax credits utilized by the Company.

Deposits. Total deposits increased by $151 million (11%) in 2006. Excluding planned runoff of brokered time deposits, total deposits increased by $166 million (13%). The de novo branch program in New York generated $67 million in deposit growth, with total New York deposits increasing to $108 million at year-end 2006. Deposit growth in the Massachusetts branches measured 8%, including 15% growth in the recently acquired Pioneer Valley deposits and 5% growth in Berkshire County deposits. Deposit growth was centered in higher yielding money market accounts and time deposits. Balances declined in the other deposit categories as customers shifted funds into the higher yielding accounts in reaction to the rising interest rates in 2006 and 2005. Time deposits with maturities over three years declined to $51 million at year-end 2006 from $72 million at the start of the year reflecting higher demand and competition for shorter maturity structures following two years of interest rate hikes. The cost of interest bearing deposits increased to 3.5% in the fourth quarter of 2006 from 2.5% in the same quarter of 2005, as both money market and time deposit costs increased by about 1.0% over this period due to the impact of rate hikes in 2006 and 2005.

The Bank’s strategy is to promote lower cost transaction accounts, along with money market accounts which can be tied to other relationship banking. With this strategy, the Bank has also enhanced its commercial payment services and municipal account solicitation in order to broaden its footprint and improve cross sales with loan and insurance products. After year-end 2006, the Bank unveiled its “I’m so excited” branding initiative and implemented new goals and incentives for increasing the pool of customers and products.

Borrowings. Total borrowings decreased by $52 million during 2006 due to the reduction of FHLBB borrowings with funds provided from the securities restructuring and deleveraging at the end of the third quarter. During 2006, the Bank borrowed $56 million in FHLBB term advances over one year. These maturities were generally in the 2-3 year range and were used to fund growth of intermediate term loans. Most of these advances were bullet advances without optional calls. Total year-end borrowings over three years declined to $68 million from $111 million, as the Bank favored maturities of three years and under to fund loan growth. Borrowings maturing under a year decreased to $122 million at year-end 2006 from $140 million at the prior year-end. Short term borrowings had been used to partially fund loan growth during the year, and then were significantly paid down with proceeds from the securities restructuring at the end of the third quarter. Borrowings in 2006 also included a $15 million short term note payable at the holding company which was used to provide partial funding for the insurance agency acquisitions. The cost of borrowings increased to

Index

4.4% in the fourth quarter of 2006 from 3.8% in the same quarter of 2005. This cost rose due to rate hikes, but benefited in the fourth quarter from the reduction in overnight borrowings with proceeds from the investment restructuring.

Equity. Total stockholders’ equity increased by $12 million to $258 million at year-end 2006 from $246 million at year-end 2005. This included the benefit of $11 million in earnings less $5 million in dividends and $3 million in stock repurchases. Due to the $22 million increase in intangible assets related to the insurance agency acquisitions, tangible stockholders’ equity decreased by $10 million to $137 million. There were 76,000 shares of treasury stock repurchased and there were 249,000 shares issued for option exercises and stock grants. Outstanding shares increased by 173,000 (2%) to 8,713,000. The Company paid cash dividends of $0.14 per share in each of the four quarters in 2006. The ratio of stockholders’ equity to total assets decreased slightly to 12.0% at year-end 2006 from 12.1% at the end of 2005. The ratio of tangible stockholders’ equity to total assets decreased to 6.7% from 7.67% due to the purchase of the insurance agencies. Book value per share increased to $29.63 from $28.81 in 2006.

The Bank met all regulatory capital requirements and continued to satisfy the conditions necessary to be classified as “Well Capitalized” in accordance with federal regulatory standards. The Bank’s risk-based capital decreased to 10.3% from 11.1% during 2006 due to loan growth and dividends totaling $15.1 million paid to the holding company, including the stock of Berkshire Insurance Group, which was contributed to the holding company in conjunction with the insurance agency acquisitions in the fourth quarter. Because the Bank’s dividends exceeded retained earnings from recent operations in accordance with certain regulatory measurements, the Bank’s dividends to the Company in 2006 required specific regulatory approval. Such dividends in the immediate future would also require specific regulatory approval. The Bank has applied for approval to pay $10 million in dividends to the Company in 2007. This application has been approved by the Massachusetts Department of Banking and the Bank is waiting for approval from the Office of Thrift Supervision. Such payment is subject to various conditions, including that the Bank maintain its “well capitalized” classification after factoring in the payment.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Net Income. Net income increased by 37% to $11.3 million in 2006, compared to $8.2 million in the prior year. Net income in 2006 included third quarter charges related to a $5.3 million loss on the securities portfolio restructuring and a $5.5 million adjustment of loan loss allowance pool reserve levels. Net income in 2006 also included total costs of $1.8 million for the New York de novo branch program, which the Company views as an investment in franchise expansion. The return on average assets for the year 2006 was 0.53%. Before the above charges, which total $12.6 million in the aggregate ($8.2 million after adjusting for taxes at a 35% tax rate), income was $19.5 million which represented a return of approximately 0.92% on assets. The return on average equity was 4.4% for the year, and the return before the above charges was approximately 7.6%. Results in 2006 also included non-cash charges of $2.0 million for the amortization of intangible assets. Before these additional charges, the return on equity was approximately 8.1%, which the Company regards as a measure of its ongoing cash return on invested capital before its investment in franchise expansion. Most major categories of income and expense increased in 2006 compared to 2005 due to the full year benefit of the Woronoco acquisition, along with expansion and organic growth.

Total Net Revenue. Total net revenue consists of net interest income and non-interest income. Total net revenue increased by $5.7 million (9%) in 2006. Excluding net securities losses of $3.1 million in 2006 and gains of $4.3 million in 2005, total net revenue increased by $13.2 million (21%) due to acquisitions, de novo expansion, and organic growth. Excluding securities gains and losses, total net revenue per diluted share was $8.64 in 2006, increasing by 4% from $8.30 in the prior year. Including securities gains and losses, this measure was $8.28 and $8.87 in 2006 and 2005, respectively.

Net Interest Income. Net interest income increased by $8.6 million (17%) to $60.2 million in 2006 compared to 2005. Average earning assets increased by 21% due to higher loan balances. This favorable volume variance was offset by an unfavorable rate variance, as the net interest margin decreased to 3.24% in 2006 from 3.33% in 2005 due to the impact of the flat yield curve and deposit balance shifts towards higher cost accounts. This margin tightening produced an unfavorable rate variance of approximately $2.9 million, which was offset by the benefit of the strong increase in average loans which produced a positive volume variance of approximately $12.0 million to fully taxable equivalent net interest income.

Index

The Federal Reserve Bank completed the final interest rate hike in a series of seventeen sequential interest rate hikes over a two year period ending at mid-year 2006. Short term interest rates increased by 1% during the first half of the year and then remained constant through year-end. The year-end federal funds rate was 5.25% and the prime rate was 8.25%. The ten year treasury rate increased by approximately 0.30% to 4.70% over the course of the year, peaking around 5.25% at mid-year. The yield curve was inverted for much of the year, with short-term rates exceeding long-term rates. The Company had modest liability sensitivity at the end of 2005 which was expected to produce a 0.02% decrease in the net interest margin based on a 1% increase in rates, but the margin decreased by 0.09% due to the aforementioned flat yield curve and deposit mix shifts.

The net interest margin decreased from 3.36% in the fourth quarter of 2005 to 3.16% in the second quarter of 2006 and then rebounded to 3.31% in the fourth quarter of 2006. Fourth quarter net interest income included some of the benefit of the securities restructuring. This was partially offset by borrowings to fund the insurance agency acquisitions. Seasonal time account repricings, narrower commercial loan spreads, and a continuing negative yield curve were expected to push the net interest margin towards 3.20% in 2007. In order to combat these margin pressures, the Bank intended to promote low cost transaction accounts and to continue to emphasize commercial loan originations which are its highest yielding assets.

Balance sheet average balances reflected the full year benefit of the Woronoco Bancorp acquisition in June 2005. The average balances of the major loan categories generally increased throughout 2006, increasing by 31% for the year 2006 compared to 2005. Securities average balances decreased gradually during the year and then fell sharply in the fourth quarter due to the portfolio restructuring. For the year, the average balance declined by 10%. Deposit balances increased throughout the year, with the yearly average increasing by 29% over 2005. NOW and savings account balances trended down during the year due to the migration of balances into higher yield and faster growing money market and time deposit accounts. Average demand deposit accounts declined in the first two quarters but then increased at an 8% annualized rate in the second half of 2006, producing yearly growth of 17% compared to 2005. Average borrowings declined in the first half of the year, increased in the third quarter due to the strong loan growth in the second quarter, and then declined in the fourth quarter due to the deleveraging related to the securities portfolio restructuring. Average borrowings decreased by 4% for the year. Average equity increased by 30% for the year due primarily to the full year impact of the equity issued in conjunction with the Woronoco acquisition.

All major categories of interest-earning assets and interest-bearing liabilities produced higher yields and costs in 2006 due to the cumulative impact of increasing interest rates over the last two years except for savings costs which were flat year-to-year. Several categories have contracted future repricings which will produce additional increases based on current interest rate levels. Commercial business loans, money market deposit accounts, and time deposits have the most sensitivity to rate changes and the quarterly average rates in these three categories increased in the range of 0.9% - 1.0% due to the 1.0% increase in short term rates in 2006. Residential mortgages and savings accounts showed the least sensitivity, with quarterly average rates increasing by less than 0.30%. The average interest spread decreased by approximately 0.19% to 2.81% in 2006 from 3.00% in 2005. The decrease in the net interest margin was less than the decrease in the spread due to the benefit from growth in non-interest bearing demand deposits and stockholders’ equity.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The loan loss provision totaled $7.9 million for the year 2006, compared to $1.3 million in 2005. The year’s provision included approximately $5.5 million related to the third quarter increase in the pool reserves as a result of the higher inherent losses due to economic changes. The year’s provision also increased due to loan growth and higher impairment reserves. Net loan charge-offs were $1.1 million (0.07% of average loans) in 2006, compared to $1.0 million (0.08% of average loans) in the prior year.

Non-Interest Income. Non-interest income decreased by $2.9 million (19%) to $12.0 million in 2006 compared to $14.9 million in 2005. This was due to a $7.4 million swing from securities gains to securities losses, which the Company does not view as part of its basic operating income. All other non-interest income increased by $4.5 million (43%). This increase primarily reflected the benefit of fee income from acquisitions and organic growth. Deposit fee income increased by $1.3 million (28%), insurance fee income increased by $2.5 million (199%), and wealth management fee income increased by $0.5 million (16%). Fourth quarter insurance fee income increased by $1.0 million in 2006 compared to 2005 due to two months’ revenues from insurance agencies acquired at the end of October

Index

2006. On a proforma basis, assuming that the agencies had been acquired at the beginning of 2006 and excluding securities gains and losses, proforma non-interest income measured 29% of total 2006 proforma net revenue, compared to an historic ratio of 17% in 2005. Including securities gains and losses, this measure was 26% and 22% in 2006 and 2005, respectively.

The Company is strategically emphasizing growth of fee income sources both to enhance cross sales in its pool of customers and products, and to reduce its reliance on net interest income which may continue to be impacted by tighter margins based on competitive industry conditions.

The Company recorded gross securities losses of $5.6 million in 2006 due primarily to the securities portfolio restructuring in the third quarter. Gross losses of $1.9 million were recorded in 2005 in relation to a deleveraging in the first half, in connection with the Woronoco Bancorp acquisition. The Company recorded gross securities gains of $2.4 million in 2006 which were primarily related to the sale of equity securities. The Company had recorded $6.1 million in securities gains in 2005 which were also mostly related to equity securities sales. As of the end of 2006, the Company had substantially liquidated its portfolio of equity securities and no further significant equity securities gains were expected to be recorded. All other non-interest income increased to $1.6 million in 2006 from $1.3 million in 2005. This income was primarily related to increases in cash surrender value of life insurance, and the increase in 2006 was primarily related to life insurance death benefits received.

Non-Interest Expense. Total non-interest expense was essentially unchanged in 2006 compared to 2005, with increases related to growth, branch expansion, and acquisitions offset by the impact of the one-time non-cash $8.8 million charge for the ESOP termination in 2005. Excluding the ESOP termination charge, total non-interest expense increased by $8.7 million (22%) in 2006. This increase included approximately $1.2 million in higher New York expansion charges, which totaled $1.8 million for the de novo branch program for 2006. These charges are viewed by the Company as an investment in franchise expansion. All other non-interest expenses increased by $7.5 million (19%) in 2006 compared to 2005. The $0.6 million decrease in non-recurring expense was due to the Woronoco indirect acquisition related charges in 2005. Nonrecurring expenses in 2006 were primarily related to insurance agency integration expenses and severance costs. All other categories of expense increased due to the acquisitions, de novo branching, and organic growth. Total full time equivalent staff increased by 31% to 522 at year-end 2006 from 399 at the prior year-end, primarily due to the staff of the insurance agencies acquired in the fourth quarter. While the Company has significantly expanded its loan origination activities, much of the impact on expenses has been offset by higher deferrals of loan origination related expenses; these deferrals increased by $3.9 million in 2006 compared to 2005. The Company’s strategy continues to emphasize the realization of efficiencies from expanded operations, targeted programs developed in the Company’s Six Sigma process improvement discipline, and ongoing expense controls. Amortization of intangible assets increased to $2.0 million in 2006 from $1.1 million in 2005 and is scheduled to increase to $2.7 million in 2007 due to the insurance agency acquisitions. The Company evaluates its profitability both including and excluding this non-cash charge which is related to acquisitions of relationships which are expected to provide ongoing value beyond the period of the related deposit and insurance contracts which comprise the majority of intangible assets and related amortization. The ratio of non-interest expense to total assets decreased to 2.31% in 2006 from 2.81% in the prior year.

Income Tax Expense and Income from Discontinued Operations. The effective tax rate for 2006 was 30.3%. The effective tax rate in 2005 was 49.3% due to the non-deductibility of most of the ESOP termination charge. Excluding this charge, the effective tax rate was approximately 32% in 2005. The improvement in the effective tax rate included a benefit of approximately 2.7% compared to pre-tax income which was related to a higher average balance of municipal securities in 2006. Results for the second and third quarters of 2006 also included income from discontinued operations from the sale of the Company’s data processing subsidiary in June 2004. The Company does not expect to record additional income or expense from these discontinued operations.

Comprehensive Income. Comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes changes in accumulated other comprehensive income, which consist primarily of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale.  The Company recorded comprehensive income of $13.6 million in 2006 compared to $1.8 million in 2005. Results in 2005 included the impact of a $10.2 million unrealized loss on available for sale investment securities due to higher interest rates. Results in 2006 included a $3.9 million unrealized gain which remained after the realization of $3.1 million in net securities losses through the income statement.

Index

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Net Income. Net income for 2005 was $8.2 million, compared to $11.5 million in 2004. Results in 2005 included a non-cash charge of $8.8 million for the termination of the ESOP. This charge had no negative impact on stockholders’ equity due to offsetting credits to unearned compensation and additional paid in capital. Diluted earnings per share totaled $1.10 in 2005, compared to $2.01 in 2004.

Net Interest Income. Net interest income increased by $11.3 million, (28%) due to the balance sheet growth related primarily to the acquired assets and liabilities of Woronoco. The net interest margin (fully taxable equivalent) decreased to 3.33% from 3.37%, including the impact of the Woronoco acquisition and deleveraging. The primary impact of market conditions was the flattening of the interest rate yield curve, which narrowed the marginal earnings spread on many asset/liability combinations. The flattening of the yield curve was due to a steady increase in short term rates during the year, with a much smaller increase in long term rates. The increase in short term rates benefited the Bank’s interest sensitive assets, but also produced significant competition for deposits, which had fallen to very low rates in recent years. The net impact of these market conditions was unfavorable, and management sought to mitigate this by promoting transaction deposit accounts and relationship deposit offerings, and also by continuing to focus on commercial loan growth. The decline in the net interest margin also included a 0.02% annualized impact from the purchase of bank owned life insurance in the fourth quarter of 2004. Due to rising interest rates, both asset yields and liability costs increased during 2005. The Bank was modestly liability sensitive at the end of 2005, reflecting the effect of higher optionality in the Woronoco balance sheet under the higher interest rate conditions prevailing at the end of 2005.

Provision for Loan Losses. The provision for loan losses was $1.3 million in 2005, compared to $1.6 million in 2004. Net loan charge-offs were at a five year low in 2005, and the ratio of net charge-offs to average loans declined to a relatively low 0.08% in 2005. The provision measured 135% of net charge-offs in 2005, compared to 131% in the prior year.

Non-Interest Income. Non-interest income increased by $7.2 million (92%) in 2005 compared to 2004. This increase was primarily due to the addition of the Woronoco contribution beginning on June 1, together with higher securities gains and organic revenue growth. Service fee income totaled $9.4 million for the year 2005, and measured 0.54% of average assets, compared to 0.43% of average assets in the previous year. About half of the improvement in this ratio was due to growth in insurance commissions and loan servicing fees, and this growth was directly tied to the Woronoco acquisition. Additionally, Woronoco had a larger residential mortgage loan servicing portfolio. The other half of the improvement in this ratio was primarily due to growth in overdraft fees, as 2005 was the first full year of operations of the Bank’s courtesy overdraft protection program. Many other categories of fee income also increased in line with the organic growth of loans and deposits during the year. Additionally, total wealth management fees increased by 3% to $2.7 million, and the total amount of assets under management increased by 17% to $418 million at year-end 2005, compared to $358 million at the prior year-end.

Net realized securities gains totaled $3.5 million in 2005, compared to $1.4 million in 2004. These gains were related to the sale of equity securities, reducing equity price risk in the investment portfolio. Non-interest income also benefited from gains on the sale of loans and securitized loans, which totaled $773 thousand in 2005. These gains followed steps taken by the Company in 2003 and 2004 to improve liquidity by securitizing residential mortgages. Other non-interest income included $893 thousand in revenues recorded on life insurance policies, compared to $638 thousand in the prior year, reflecting the purchase of additional bank owned life insurance policies in the fourth quarter of 2004.

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

The ratio of non-interest expense to average assets was 2.81% in 2005, compared to 2.25% in 2004. Excluding the ESOP termination and merger and conversion expenses, this ratio decreased to 2.18% in 2005, illustrating the efficiencies resulting from the merger. The Company estimated that total cost savings and integration efficiencies

Index

related to the Woronoco acquisition equated to about 37% of Woronoco's first quarter non-interest expense, excluding merger-related charges. These cost savings exceeded the Company's original 30% objective for cost savings. Expenses in 2005 included $573 thousand in operating costs of new branches and expanded commercial lending. Additionally, amortization of intangible assets increased to $1.1 million in 2005 due to the amortization of the core deposit intangible and non-competition agreement intangible assets recorded as part of the Woronoco acquisition.

Income Tax Expense and Discontinued Operations. The effective income tax rate measured 33% in 2005, excluding the ESOP termination charge and a related $288 thousand benefit, compared to 32% in 2004. The Bank benefits from securities purchased in the Bank’s subsidiary securities corporations, which are taxed at a lower state income tax rate. Additionally, the effective income tax rate benefited from tax preferences on income from municipal securities, equity securities qualifying for the dividends received deduction, and bank owned life insurance contracts. Results in 2004 also included net losses of $431 thousand in the first six months, representing the after-tax loss on discontinued operations of EastPoint Technologies, LLC, which was sold in June 2004.

Comprehensive Income. The Company recorded $1.8 million in total comprehensive income in 2005 compared to $10.2 million in 2004. This reflected the lower net income recorded, along with a $6.5 million other net comprehensive loss in 2005 related primarily to changes in securities values.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet cash needs at all times with available cash or by conversion of other assets to cash at a reasonable price. The primary source of funding for the Company is dividend payments from the Bank and from Berkshire Insurance Group. Additional sources of liquidity are proceeds from borrowings and capital offerings, and from stock option exercises. The main uses of liquidity are the payment of stockholder dividends, purchases of treasury stock, debt service on outstanding borrowings and debentures, and the cash portion of business acquisitions. There are certain restrictions on the payment of dividends as discussed in the Stockholders’ Equity note to the consolidated financial statements.

The Bank’s primary source of liquidity is customer deposits. Additional sources are borrowings, repayments of loans and investment securities, and the sale and repayments of investment securities. The Bank closely monitors its liquidity position on a daily basis. Sources of borrowings include advances from the FHLBB and a repurchase agreement line of credit with a nationally recognized broker-dealer. The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition. The Bank relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors.

The Bank must satisfy various regulatory capital requirements, which are discussed in the Regulation and Supervision section of Item 1 and in the Stockholders’ Equity note to the consolidated financial statements. At year-end 2006, the Company was engaged in its eight stock repurchase program as further described in Item 12. Please see the Equity section of the discussion of financial condition for additional information about liquidity and capital at year-end 2006. In September 2006, the Company filed a universal shelf registration with the Securities and Exchange Commission for the issuance of up to $125 million in debt securities, common stock, or preferred stock. There were no securities issued pursuant to this registration at year-end 2006.

Index

Contractual Obligations. The year-end 2006 contractual obligations were as follows:

		Less than One	One to Three	Three to Five	After Five
(In thousands)	Total	Year	Years	Years	Years

FHLBB borrowings	$330,005	$121,626	$140,341	$60,610	$7,428
Junior subordinated debentures	15,464	-	-	-	15,464
Operating lease obligations	34,813	2,745	5,173	4,690	22,205
Note payable	15,000	15,000	-	-	-
Equity contribution commitments	9,135	9,135	-	-	-
Purchase obligations	8,831	2,115	4,963	1,753	-
Total Contractual Obligations	$413,248	$150,621	$150,477	$67,053	$45,097

Further information about borrowings and lease obligations is contained in Notes 10 and 12 in the financial statements. Equity contribution commitments are primarily related to community and historic development entities with transferable tax credits.

Off-Balance Sheet Arrangements. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in Note 12, “Commitments, Contingencies, and Off-Balance Sheet Activities” in the Notes to the financial statements.

For 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operation or cash flows.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of Berkshire Bank are monetary in nature. As a result, interest rates have a more significant impact on Berkshire Bank’s performance than the general level of inflation. Interest rates may be affected by inflation, but the direction and magnitude of the impact may vary. A sudden change in inflation (or expectations about inflation), with a related change in interest rates, would have a significant impact on our operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the note on Recent Accounting Pronouncements in Note 1 to the financial statements for a detailed discussion of new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

Qualitative Aspects of Market Risk. The Bank’s most significant form of market risk is interest rate risk. The Bank seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position. This Committee meets at least quarterly and reports trends and interest rate risk position to the Risk Management Committee and Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the Company’s earnings. The Bank has managed interest rate risk by emphasizing assets with shorter term repricing durations, periodically selling long term fixed-rate assets, promoting low cost core deposits, and using FHLBB advances to structure its liability repricing durations.

Index

Quantitative Aspects of Market Risk. Berkshire Hills uses a simulation model to measure the potential change in net interest income that an instantaneous increase or decrease of market interest rates would cause assuming a simultaneous parallel shift along the entire yield curve. Loans, deposits and borrowings were expected to reprice at the new repricing or maturity date. The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Cash flows from loans and securities are assumed to be reinvested based on current operating conditions and strategies. Other assumptions about balance sheet mix are generally held constant. However, in addition to the instantaneous interest rate shock simulation model previously disclosed, the Company has regularly utilized other types of analyses in assessing its interest rate sensitivities. While primary emphasis was given to the rate shock model in the past, the Company has also periodically utilized a rate change ramp simulation model, which modeled the impact of interest rate changes which were ramped evenly over a twelve month period, rather than as an instantaneous shock. Emphasis was previously placed on the shock model in part due to the generational low levels of interest rates and the anticipation of a future rebound. In recent periods, the Federal Reserve Bank has raised interest rates on a ramped basis and the Company now views the ramp model as more relevant for assessing the risk of the current and anticipated interest rate environments. Accordingly, the simulation results presented below are for a twelve month ramped interest rate change, and the year-end 2005 results have also been changed to reflect this assumption. Additionally, the model has been extended to include a second simulated year in order to fully assess the impact of changes which were ramped in the first year. No other material changes have been made to the methodologies used in the model. When comparing the year-end 2005 rate shock sensitivity as reported in the 2005 Form 10-K to the ramp rate change scenario shown above, there is no material change in the assessment of overall interest rate sensitivity of the Bank.

Change in
Interest Rates-Basis	1 - 12 Months		13 - 24 Months
Points (Rate Ramp)	$ Change	% Change	$ Change	% Change
(Dollars in thousands)

At December 31, 2006
+ 200	$(1,402)	(2.26)%	$(3,380)	(5.31)%
+ 100	(415)	(0.67)	(1,255)	(1.97)
- 100	238	0.38	453	0.71
- 200	(3)	(0.01)	(1,188)	(1.87)

At December 31, 2005
+ 200	$(210)	(0.34)%	$830	1.29%
+ 100	(327)	(0.53)	291	0.45
- 100	1,140	1.86	1,480	2.30
- 200	915	1.49	(1,189)	(1.85)

At year-end 2006, the Company displayed a modestly negative income sensitivity to higher interest rates (liability sensitivity) due to shifts in the deposit mix to money market deposits and to shorter duration time accounts and due to the growth of loans with intermediate term pricing durations. The Company’s liability sensitivity also increased due to lower prepayments of loans and investments as a result of higher prevailing interest rates. Due to the Company’s growth plans, these factors are anticipated to continue to influence potential changes in the Company’s interest rate risk in future periods. The Company is using some longer-term borrowings and is considering promoting certain longer term time accounts. The securities deleveraging at the end of the third quarter of 2006 helped to reduce liability sensitivity. The sale of the interest rate swaps hedging certain brokered time deposits subsequent to year-end also reduced liability sensitivity. The Company would consider other financial instruments to partially offset further liability sensitivity related to loan and deposit growth. The Company believes that short term rates may be near a peak and it is willing to accept some moderate liability sensitivity in support of its overall strategic objectives.

Index

Due to the limitations and uncertainties relating to model assumptions, these computations should not be relied on as projections of income. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. The most significant assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change as follows: NOW accounts-ranging between 0 and 40% depending on product type; money market accounts-ranging between 50 and 75% depending on the balance and product type; and savings accounts-65% (35% at the prior year-end). One of the significant limitations of the simulation is that it assumes parallel shifts in the yield curve. Actual interest rate risks are often more complex than this scenario. A key interest rate change in 2006 was the inverting of the yield curve, which generated downward pressure on net interest income. Assumption changes in 2006 were based on a review of past performance and future expectations and were not viewed as material.

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

/s/ Michael P. Daly	/s/ John S. Millet
Michael P. Daly	John S. Millet
President, Chief Executive Officer and Director	Senior Vice President,
Interim Chief Financial Officer
March 13, 2007	and Treasurer

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hills Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Berkshire Hills Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Berkshire Hills Bancorp, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Berkshire Hills Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Berkshire Hills Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 13, 2007

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2006	2005
Assets
Total cash and cash equivalents	$30,985	$31,087

Securities available for sale, at fair value	194,206	390,412
Securities held to maturity (fair values of $39,686 in 2006 and $29,763 in 2005)	39,968	29,908

Residential mortgages	599,273	549,791
Commercial mortgages	567,074	410,720
Commercial business loans	189,758	158,746
Consumer loans	342,882	300,973
Total loans	1,698,987	1,420,230
Less: Allowance for loan losses	(19,370)	(13,001)
Net loans	1,679,617	1,407,229

Premises and equipment, net	29,130	26,236
Goodwill	104,531	88,092
Other intangible assets	16,810	11,524
Cash surrender value of life insurance policies	30,338	30,505
Other assets	24,057	20,560
Total assets	$2,149,642	$2,035,553

Liabilities and stockholders’ equity
Liabilities
Demand deposits	$178,109	$180,136
NOW deposits	153,087	148,644
Money market deposits	297,155	244,784
Savings deposits	202,213	222,387
Total non-maturity deposits	830,564	795,951
Brokered time deposits	41,741	56,933
Other time deposits	649,633	518,334
Total time deposits	691,374	575,267
Total deposits	1,521,938	1,371,218
Borrowings	345,005	397,453
Junior subordinated debentures	15,464	15,464
Other liabilities	9,074	5,352
Total liabilities	1,891,481	1,789,487

Commitments and contingencies (note 12)

Stockholders’ equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized; 10,600,472 shares issued)	106	106
Additional paid-in capital	200,975	198,667
Unearned compensation	(1,896)	(1,435)
Retained earnings	105,731	99,429
Accumulated other comprehensive income (loss)	92	(2,239)
Treasury stock, at cost (1,887,068 shares in 2006 and 2,060,604 in 2005)	(46,847)	(48,462)
Total stockholders' equity	258,161	246,066
Total liabilities and stockholders' equity	$2,149,642	$2,035,553

The accompanying notes are an integral part of these consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Interest and dividend income
Loans	$100,836	$70,103	$43,766
Securities	16,957	17,517	17,276
Cash and cash equivalents	258	112	39
Total interest and dividend income	118,051	87,732	61,081
Interest expense
Deposits	41,044	21,048	12,393
Borrowings and junior subordinated debentures	16,767	15,067	8,331
Total interest expense	57,811	36,115	20,724
Net interest income	60,240	51,617	40,357
Non-interest income
Deposit service fees	5,803	4,539	2,347
Wealth management fees	3,287	2,828	2,670
Insurance commissions and fees	3,757	1,257	102
Loan service fees	692	749	374
(Loss) gain on sale of securities	(3,130)	4,283	1,483
Other	1,639	1,267	788
Total non-interest income	12,048	14,923	7,764
Total net revenue	72,288	66,540	48,121
Provision for loan losses	7,860	1,313	1,565
Non-interest expense
Salaries and employee benefits	24,708	20,281	16,882
Termination of Employee Stock Ownership Plan (ESOP)	-	8,836	-
Occupancy and equipment	7,699	5,798	4,085
Marketing, data processing, and professional services	6,648	4,881	3,954
Non-recurring expense	1,510	2,142	-
Amortization of intangible assets	2,035	1,140	98
Other	6,268	5,920	3,958
Total non-interest expense	48,868	48,998	28,977
Income from continuing operations before income taxes	15,560	16,229	17,579
Income tax expense	4,668	8,003	5,639
Income from continuing operations	10,892	8,226	11,940
Income (loss) from discontinued operations before income taxes	606	-	(653)
Income tax expense (benefit)	235	-	(222)
Net income (loss) from discontinued operations	371	-	(431)
Net income	$11,263	$8,226	$11,509

Basic earnings per share
Continuing operations	$1.28	$1.16	$2.26
Discontinued operations	0.04	-	(0.08)
Total	$1.32	$1.16	$2.18
Diluted earnings per share
Continuing operations	$1.25	$1.10	$2.08
Discontinued operations	0.04	-	(0.07)
Total	$1.29	$1.10	$2.01
Weighted average shares outstanding
Basic	8,538	7,122	5,284
Diluted	8,730	7,503	5,731

The accompanying notes are an integral part of these consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

						Accumulated
			Additional	Unearned		other comp-
	Common stock		paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	capital	sation	earnings	income (loss)	stock	Total

Balance at December 31, 2003	5,903	$77	$75,764	$(8,507)	$86,276	$5,559	$(35,994)	$123,175
Comprehensive income:
Net income	-	-	-	-	11,509	-	-	11,509
Other net comprehensive loss	-	-	-	-	-	(1,345)	-	(1,345)
Total comprehensive income								10,164
Reversals from discontinued operations	-	-	142	-	(142)	-	-	-
Cash dividends declared ($0.48 per share)	-	-	-	-	(2,614)	-	-	(2,614)
Treasury stock purchased	(78)	-	-	-	-	-	(2,545)	(2,545)
Exercise of stock options	33	-	-	-	(33)	-	576	543
Reissuance of treasury stock - other	16	-	358	-	-	-	238	596
Change in unearned compensation	-	-	1,324	1,093	-	-	-	2,417
Balance at December 31, 2004	5,874	77	77,588	(7,414)	94,996	4,214	(37,725)	131,736

Comprehensive income:
Net income	-	-	-	-	8,226	-	-	8,226
Other net comprehensive loss	-	-	-	-	-	(6,453)	-	(6,453)
Total comprehensive income								1,773
Acquisition of Woronoco Bancorp	2,927	29	111,810	-	-	-	-	111,839
Termination of Employee Stock
Ownership Plan	-	-	8,459	5,105	-	-	-	13,564
Cash dividends declared ($0.52 per share)	-	-	-	-	(3,707)	-	-	(3,707)
Treasury stock purchased/transferred	(382)	-	-	-	-	-	(12,837)	(12,837)
Exercise of stock options	103	-	-	-	(86)	-	1,777	1,691
Reissuance of treasury stock - other	18	-	315	-	-	-	323	638
Tax benefit from stock compensation	-	-	279	-	-	-	-	279
Change in unearned compensation	-	-	216	874	-	-	-	1,090
Balance at December 31, 2005	8,540	106	198,667	(1,435)	99,429	(2,239)	(48,462)	246,066

Comprehensive income:
Net income	-	-	-	-	11,263	-	-	11,263
Other net comprehensive income	-	-	-	-	-	2,331	-	2,331
Total comprehensive income								13,594
Cash dividends declared ($0.56 per share)	-	-	-	-	(4,834)	-	-	(4,834)
Treasury stock purchased	(76)	-	-	-	-	-	(2,876)	(2,876)
Exercise of stock options	197	-	-	-	(127)	-	3,556	3,429
Reissuance of treasury stock - other	52	-	853	-	-	-	935	1,788
Stock-based compensation	-	-	195	-	-	-	-	195
Tax benefit from stock compensation	-	-	1,260	-	-	-	-	1,260
Change in unearned compensation	-	-	-	(461)	-	-	-	(461)
Balance at December 31, 2006	8,713	$106	$200,975	$(1,896)	$105,731	$92	$(46,847)	$258,161

The accompanying notes are an integral part of these consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
(In thousands)
Cash flows from operating activities:
Continuing operations:
Net income	$10,892	$8,226	$11,940
Adjustments to reconcile net income to net cash
provided by continuing operating activities:
Provision for loan losses	7,860	1,313	1,565
Net amortizaton of securities	943	1,349	1,203
Net loan amortization and deferrals	2,981	312	602
Premises depreciation and amortization expense	2,831	2,268	1,880
Stock-based compensation and ESOP expense	1,338	10,396	2,594
Excess tax benefits from stock-based payment arrangements	(1,260)	(279)	-
Amortization of other intangibles	2,035	1,140	98
Increase in cash surrender value of bank-owned life insurance	(1,034)	(893)	(479)
Loss (gain) on sales of securities, net	3,130	(4,283)	(1,483)
Deferred income tax (benefit) provision, net	(1,762)	1,689	1,521
Net change in other assets	(5,208)	2,122	2,016
Net change in other liabilities	1,668	(3,654)	(1,087)
Net cash provided by continuing operating activities	24,414	19,706	20,370

Discontinued operations:
Pre-tax income (loss)	606	-	(653)
Net adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities	-	-	(99)
Net cash provided (used) by discontinued operations	606	-	(752)

Total net cash provided by operating activities:	25,020	19,706	19,618

Cash flows from investing activities:
Continuing operations:
Securities available for sale:
Sales	190,009	134,195	16,169
Proceeds from maturities, calls, and prepayments	46,138	80,816	92,257
Purchases	(40,155)	(46,523)	(127,633)
Securities held to maturity:
Proceeds from maturities, calls, and prepayments	16,319	22,858	27,770
Purchases	(26,379)	(22,843)	(25,049)
Purchase of bank owned life insurance	-	-	(10,000)

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
(In thousands)

Increase in loans, net	(279,458)	(63,458)	(89,458)
Proceeds from sales of loans	-	3,635	12,737
Additions to premises and equipment	(6,095)	(4,133)	(4,583)
Proceeds from sales of foreclosed real estate	-	-	23
Net cash paid for business acquisitions	(22,541)	(26,640)	(1,415)
Net cash (used) provided by continuing investing activities	(122,162)	77,907	(109,182)

Discontinued operations:
Net proceeds from sale of assets	-	-	2,511
Net cash provided by discontinued investing activities	-	-	2,511
Total net cash (used) provided by investing operations:	(122,162)	77,907	(106,671)

Cash flows from financing activities:
Net increase in deposits	150,720	82,755	15,545
Proceeds from Federal Home Loan Bank advances	257,014	889,653	675,500
Repayments of Federal Home Loan Bank advances	(324,462)	(1,063,248)	(599,039)
Proceeds from junior subordinated debentures	-	15,464	-
Proceeds from note payable	15,000	-	-
Decrease in loans sold with recourse	-	-	(473)
Payments to acquire treasury stock	(2,876)	(7,953)	(2,545)
Proceeds from reissuance of treasury stock	5,218	2,329	1,139
Excess tax benefits from stock-based payment arrangements	1,260	279	-
Cash dividends paid	(4,834)	(3,707)	(2,614)
Net cash provided (used) by financing activities	97,040	(84,428)	87,513

Net change in cash and cash equivalents	(102)	13,185	460

Cash and cash equivalents at beginning of year	31,087	17,902	17,442

Cash and cash equivalents at end of year	$30,985	$31,087	$17,902

Supplemental cash flow information:
Interest paid on deposits	$40,992	$20,356	$12,386
Interest paid on borrowed funds	16,760	14,283	8,073
Income taxes paid, net	931	3,310	2,440
Securitization of and transfer of loans to securities	-	-	39,657
Non-cash transfer treasury shares to pay off ESOP loan	-	4,897	-
Fair value of non-cash assets acquired	9,835	827,780	-
Fair value of liabilities assumed	3,492	702,622	-
Fair value of common stock issued	-	108,318	-

The accompanying notes are an integral part of these consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered savings bank headquartered in Pittsfield, Massachusetts. These consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. and its wholly-owned subsidiaries, Berkshire Bank and Berkshire Insurance Group, together with the Bank’s consolidated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Business

Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, municipalities and businesses through its offices in Western Massachusetts and Northeastern New York. Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts. Its primary lending products are residential mortgage, commercial mortgage, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services. The Company offers wealth management services including trust, financial planning, and investment services. The Company is the agent for complete lines of property and casualty, life, disability, and health insurance.

Use of estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses; the measurement of tax related assets and liabilities; and the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analysis and amortization of intangible assets.

Cash and cash equivalents

Cash and cash equivalents include cash, balances due from banks, and short-term investments, all of which mature within ninety days. Cash and cash equivalents are carried at cost.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. The Company has no trading securities. All other securities, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company’s investment in the stock of the Federal Home Loan Bank of Boston (FHLBB) is included with equity securities available for sale. The fair value of this stock equals book value, and this investment is restricted by certain FHLBB rules.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held for Sale / Gains and Losses on Sales of Mortgage Loans

Residential mortgage loans originated and held for sale are carried at the lower of aggregate cost or market value and are included with other assets on the balance sheet. Gains and losses on sales of mortgage loans are recognized in non-interest income at the time of the sale. Market value is based on committed secondary market prices.

Accounting for Derivatives

The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of a derivative that is highly effective, and that is designated and qualifies as a fair value hedge, along with changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded currently in noninterest income. If a derivative has ceased to be highly effective, hedge accounting is discontinued prospectively.

Forward sale commitments related to closed residential mortgage loans are accounted for as fair value hedges. Changes in the fair value of such commitments and loans are both recorded in the consolidated income statements and, accordingly, any hedge ineffectiveness is included in net income. However, because the Company's forward sale commitments relate to specific closed loans, changes in the fair value of the forward commitments offset changes in the fair value of the related loans and, accordingly, there is no hedge ineffectiveness recognized as a gain or loss in earnings.

The Company acquired interest rate swaps when it acquired Woronoco Bancorp, Inc. in June 2005. Swaps with a $20 million notional amount were designated as fair value hedges and were used to convert a portion of the Company’s fixed-rate liabilities to a variable rate, and no material amount of hedge ineffectiveness was recognized as a gain or loss in earnings. The Company has discontinued the use of hedge accounting for these swaps. Changes in the fair value of the related liabilities will not be recorded to income, and future changes in the fair value of these swaps will be recorded as gains or losses in current earnings. These swaps were liquidated subsequent to year-end.

Additionally, a swap with a $5 million notional amount was designated as a cash flow hedge and was used to convert a portion of the Company’s variable-rate mortgages to a fixed rate. The gain or loss on this hedge was recorded as a component of other comprehensive income, and there was no gain or loss recorded in current earnings. The Company has discontinued the use of hedge accounting of this swap. Future changes in the fair value of this swap will be recorded in current earnings. This swap matures in May, 2007.

Loans

The Bank originates residential mortgage, commercial mortgage, commercial business, and consumer loans to customers. A substantial portion of the loan portfolio is secured by real estate in Western Massachusetts and Northeastern New York. The ability of many of the Bank’s debtors to honor their contracts is dependent, among other things, on the local economy and the local real estate market.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and any premiums or discounts on loans purchased or acquired through mergers. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans generally continue accruing to one hundred and twenty days delinquent at which time they are charged off. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income except for certain loans designated as well-secured. The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings to account for losses that are probable to have been incurred at the financial statement date and which can be reasonably estimated. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of impaired, pool, and unallocated components. For loans that are classified as impaired, an allowance is established based on the methodology discussed below. The pool component covers pools of non-impaired loans segregated by loan type and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating impaired and pool losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company’s loans that have been identified as impaired have been measured by the fair value of existing collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans or residential mortgage loans for impairment disclosures.

Foreclosed and repossessed assets

Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at the lower of the investment in the loan or fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed real estate and repossessed assets.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Premises and equipment

Land is carried at cost. Buildings and improvements and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the initial term of the lease, plus optional terms if certain conditions are met.

Goodwill and other intangibles

The tangible assets, identifiable intangible assets, and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. The fair values of tangible assets and liabilities are established based on specific guidance set forth in Statements of Financial Accounting Standards (SFAS) 141, “Business Combinations”. Identifiable intangible assets arise from contractual or other legal rights. The fair values of these assets are generally determined based on appraisals. Deferred tax liabilities or assets are recognized for differences between the assigned values and the tax bases of the recognized assets and acquired liabilities. Premiums and discounts recorded on interest bearing assets and liabilities are recognized as an adjustment of interest yield or cost using the interest method, or based on a straight line amortization over an estimated average life if that is the most practicable estimate. Identifiable intangible assets are subsequently amortized on a straight-line basis or accelerated basis over their estimated lives. Management assesses the recoverability of intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value, an impairment charge is recorded to income.

Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Goodwill includes direct costs of the business combination. Contingently payable costs are recorded to goodwill at the time that it is determined that the contingency will be satisfied. Goodwill may be adjusted for a reasonable period of time after acquisition based on additional information that is received about the fair values of acquired net assets. Management evaluates each material component of goodwill for impairment annually, with the test being performed in the same period of each year. The impairment test compares the fair value of an acquired unit to its carrying value, including goodwill. The fair value is based on observable market prices, when practicable; other valuation techniques may be used when market prices are unavailable. If the fair value exceeds the carrying value, then there is no impairment. If there is impairment, the fair value of the assets and liabilities of the unit are evaluated as they would be in a contemporaneous purchase. If the resulting net fair value is less than the carrying value, an impairment charge is recorded to net income to reduce the carrying value to net fair value.

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

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which results in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Valuation allowances are then recorded as necessary to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities, and the related valuation allowance, are adjusted accordingly through the provision for income taxes. The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

The Company estimates its income taxes for each of the jurisdictions in which it operates to determine the appropriate components of income tax expense. Significant management judgment is required in determining income tax expense, deferred tax assets and liabilities, and any valuation allowances. Management calculates and discloses the reasons for the differences between the statutory federal income tax rate and the effective tax rates. Management also calculates and discloses the significant components of year-end tax assets and liabilities. Management annually reviews the final tax returns for accuracy and adjusts its current assumptions and estimates based on the completed tax returns. The Company uses the deferral method of accounting for income tax credits.

Insurance commissions

Most commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later, net of return commissions related to policy cancellations. In addition, the Company may receive additional performance commissions based on achieving certain sales and loss experience measures. Such commissions are recognized when determinable, which is generally when such commissions are received or when the Company receives data from the insurance companies that allows the reasonable estimation of these amounts.

Stock-based compensation

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at the grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123, “Stock-based Payment (Revised 2004),” on January 1, 2006. There was no material impact on the financial statements from the adoption of SFAS 123R. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 is being recognized as the remaining requisite service is rendered after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation. Compensation expense for non-vested stock awards is based on the fair value of the awards, which is generally the market price of the stock on the measurement date, which, for the Company, is the date of grant, and is recognized ratably over the service period of the award.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 123R requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 15, Stock-Based Compensation Plans and Employee Stock Ownership Plan, use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans for years prior to 2006.

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

Earnings per common share

Earnings per common share have been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004

Net income applicable to common stock	$11,263	$8,226	$11,509
Average number of common shares issued	10,600	9,390	7,674
Less: average number of treasury stock shares	(1,963)	(1,935)	(1,779)
Less: average number of unallocated ESOP shares	(2)	(200)	(436)
Less: average number of unvested stock award shares	(97)	(133)	(175)
Average number of basic shares outstanding	8,538	7,122	5,284
Plus: average number of unvested stock award shares	78	133	175
Plus: net dilutive effect of stock compensation	114	248	272
Average number of diluted shares outstanding	8,730	7,503	5,731

Earnings per average basic share	$1.32	$1.16	$2.18
Earnings per average diluted share	$1.29	$1.10	$2.01

Trust assets

Trust assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent accounting pronouncements

Statements of Financial Accounting Standards (“SFAS”)

SFAS No. 123, “Stock-based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Company’s financial statements are more fully discussed in an earlier section of this note.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not impact the Company’s financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date, and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. SFAS 158 is effective for the Company beginning in 2006; it had no impact on the Company’s financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument -by-instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. This Statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management is currently analyzing the impact of making this election for any of the Company’s eligible financial assets or liabilities.

Financial Accounting Standards Board Staff Position, Interpretation, and Task Force Issue

FASB Staff Position (“FSP”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. The adoption of FSP 115-1 on January 1, 2006 did not impact the Company’s financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. FIN 48 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impacts of adopting EITF 06-4 on its financial statements.

SEC Staff Accounting Bulletin

Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Company after November 15, 2006.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          MERGERS AND ACQUISITIONS

On October 31, 2006, the Company acquired five Western Massachusetts insurance agencies: Reynolds, Barnes & Hebb and McCormick, Smith & Curry Insurance Agency, both of Pittsfield; Minkler Insurance Agency, of Stockbridge; H.S. Andrews Insurance Agency, of Great Barrington; and MassOne Insurance Agency, of Greenfield. These acquisitions were all structured as the purchase of all outstanding common shares, except that the assets and liabilities of the Andrews agency were acquired by the Minkler agency as part of the purchase agreement, and the MassOne acquisition was structured as the purchase of assets and liabilities. These agencies offer personal and commercial lines of property and casualty, life, disability, and health insurance. These agencies had previously been affiliated as part of the Alliance Berkshire consortium. They are collectively viewed by the Company as the foundation for this important business line, which contributes to the amount of goodwill. The agencies were merged into the Berkshire Insurance Group and are expected to be the Company’s primary source of non-interest income.

The acquisitions were accounted for under the purchase method of accounting, with their results from operations included in the Company’s financial statements beginning on the acquisition date. The purchase price of $22.5 million was paid in cash. The Company recorded an identifiable intangible asset of $7.3 million for the appraised value of the purchased insurance contracts; this asset is being amortized over ten years on a straight-line basis. The other assets and liabilities of the acquired agencies were recorded at their fair values of $2.5 million and $3.5 million, respectively. The Company recorded goodwill in the amount of $16.2 million, which is not expected to be deductible for tax purposes. Additionally, the Company is obligated to pay a cash amount of $2.8 million in conditional purchase consideration based on performance targets over the next two years. This amount will be recorded to goodwill as it becomes determinable and payable.

The results of these insurance agencies are included in the historical results of the Company beginning on October 31, 2006. The following table presents unaudited pro forma information for 2006 and 2005 as if the acquisitions had been consummated as of the beginning of each of these years. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of the purchased insurance contract intangible, financing costs, and related income tax effects. The pro forma information is theoretical in nature and does not necessarily reflect the results of operations that would have occurred had the Company acquired these agencies at the beginning of each of these years. In particular, revenue enhancements, cost savings and indirect merger and integration costs are not reflected in the pro forma amounts. Additionally, the historic expenses of these agencies included compensation paid to the owners, and this is not reflective of compensation expected to be paid to the former owners after the acquisition date.

The Company’s unaudited pro forma condensed consolidated statements of income for the years 2006 and 2005, assuming that the insurance agencies had been acquired as of the beginning of the year are as follows:

(In thousands, except per share data)	2006	2005

Net interest income	$58,949	$50,081
Non-interest income	21,073	23,840
Net income	11,082	7,359

Basic earnings per share	$1.30	$1.03
Diluted earnings per share	1.27	0.98

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005, the Company acquired all of the outstanding common stock of Woronoco Bancorp, Inc. Headquartered in Westfield, Massachusetts, Woronoco provided banking and other financial services through ten banking offices in the Pioneer Valley, including Hampden and Hampshire Counties in Western Massachusetts. The purchase price of this acquisition was $146.9 million. The Company recorded total assets of $849.5 million, including goodwill of $80.4 million and identifiable intangible assets of $12.0 million.

During 2005, the Company also acquired the business and assets of each of MacDonald & Johnson, Inc., a full-service property and casualty insurance agency located in East Longmeadow, Massachusetts and Onofrey Insurance and Financial Services, Inc., an agency specializing in life, disability and health insurance products located in Springfield, Massachusetts. These acquisitions, in aggregate, were not viewed as material to the financial statements.

3.          CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, amounts due from banks, and short-term investments with original maturities of three months or less. The balances at December 31, 2006 and 2005 were as follows:

(In thousands)	2006	2005

Cash and due from banks	$30,774	$30,904
Short-term investments	211	183
Total cash and cash equivalents	$30,985	$31,087

The Federal Reserve system requires nonmember banks to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement included in cash and equivalents was $3.1 million and $6.7 million at year-end 2006 and 2005, respectively.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          SECURITIES

A summary of securities follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
Securities available for sale
Debt securities:
Municipal bonds and obligations	$63,788	$799	$(84)	$64,503
Mortgaged-backed securities	85,102	112	(880)	84,334
Other bonds and obligations	20,392	169	(122)	20,439
Total debt securities	169,282	1,080	(1,086)	169,276
Equity securities:
Federal Home Loan Bank stock	21,766	-	-	21,766
Other equity securities	2,921	253	(10)	3,164
Total equity securities	24,687	253	(10)	24,930
Total securities available for sale	193,969	1,333	(1,096)	194,206

Securities held to maturity
Municipal bonds and obligations	35,572	-	(286)	35,286
Mortgaged-backed securities	4,396	49	(45)	4,400
Total securities held to maturity	39,968	49	(331)	39,686

Total securities	$233,937	$1,382	$(1,427)	$233,892

December 31, 2005
Securities available for sale
Debt securities:
U.S. government agencies	$69	$-	$(6)	$63
Municipal bonds and obligations	63,701	364	(392)	63,673
Mortgaged-backed securities	264,705	59	(6,260)	258,504
Other bonds and obligations	24,356	454	(107)	24,703
Total debt securities	352,831	877	(6,765)	346,943
Equity securities:
Federal Home Loan Bank stock	36,717	-	-	36,717
Other equity securities	4,486	2,266	-	6,752
Total equity securities	41,203	2,266	-	43,469
Total securities available for sale	394,034	3,143	(6,765)	390,412

Securities held to maturity
Municipal bonds and obligations	23,851	-	-	23,851
Mortgaged-backed securities	6,057	-	(145)	5,912
Total securities held to maturity	29,908	-	(145)	29,763

Total securities	$423,942	$3,143	$(6,910)	$420,175

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of debt securities by contractual final maturity at year-end 2006 was as follows: Mortgage-backed securities are shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$1,353	$1,348	$7,806	$7,806
Over 1 year to 5 years	-	-	1,378	1,378
Over 5 years to 10 years	7,372	7,258	924	924
Over 10 years	75,455	76,336	25,464	25,178
Total bonds and obligations	84,180	84,942	35,572	35,286

Mortgage-backed securities	85,102	84,334	4,396	4,400

Total debt securities	$169,282	$169,276	$39,968	$39,686

At year-end 2006 and 2005, the Company had pledged securities with amortized costs of $15.2 million and $18.3 million and fair values of $15.0 million and $18.2 million, respectively. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the Federal Home Loan Bank of Boston, as discussed further.

Sales of securities available for sale were as follows:

(In thousands)	2006	2005	2004

Proceeds from sales	$190,009	$134,195	$16,169
Gross realized gains	2,449	6,134	1,914
Gross realized losses	5,579	1,851	431

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year-end securities with unrealized losses, segregated by length of impairment, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
December 31, 2006
Securities available for sale:
Mortgaged-backed securities	$71	$30,944	$809	$34,453
Other securities available for sale	14	1,598	202	17,289
Total available for sale	85	32,542	1,011	51,742
Securities held to maturity:
Mortgaged-backed securities	-	35	45	1,330
Municipal bonds and obligations	-	-	286	35,286
Total	$85	$32,577	$1,342	$88,358

December 31, 2005
Securities available for sale:
Mortgaged-backed securities	$2,576	$140,291	$3,684	$103,147
Other securities available for sale	361	35,133	144	10,019
Total available for sale	2,937	175,424	3,828	113,166
Securities held to maturity:
Mortgaged-backed securities	5	261	140	5,566
Total	$2,942	$175,685	$3,968	$118,732

Management evaluates impaired securities to determine if any impairments are other than temporary. The determination includes an evaluation of the severity of the impairment, the duration of the impairment, changes in market conditions, changes in credit quality, and the performance and prospects for the securities. Based on management's review, no securities were deemed impaired on an other-than-temporary basis in 2006, 2005, and 2004, and all securities performed in accordance with their terms during these periods. At year-end 2006, all impairments were deemed to be temporary and related to changes in market interest rates, and not related to the underlying credit quality of the issuers. There were 65 securities with gross unrealized losses at year-end 2006, with no unrealized loss exceeding 4% of amortized cost. Total unrealized losses over twelve months were 2.0% of amortized cost of the related securities. The Company expects that these securities will continue to perform in accordance with their terms. The unrealized losses primarily relate to pass-through mortgage-backed securities issued by Fannie Mae and Freddie Mac. The largest number of impaired securities were either purchased at a discount or were adjustable-rate securities expected to improve to premium pricing at the time of the rate adjustment. The Company has the intent and ability to hold these investments for a time necessary to recover the amortized cost.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          LOANS

Year-end loans consisted of the following:

(In thousands)	2006	2005

Residential mortgages:
1-4 family	$566,951	$514,423
Construction	32,322	35,368
Total residential mortgages	599,273	549,791

Commercial mortgages:
Construction	129,798	58,968
Single and multifamily	64,619	68,570
Other commercial mortgages	372,657	283,182
Total commercial mortgages	567,074	410,720

Commercial business loans	189,758	158,746

Consumer loans:
Auto	195,912	147,286
Home equity and other	146,970	153,687
Total consumer loans	342,882	300,973

Total loans	$1,698,987	$1,420,230

Included in year-end total loans were the following:

Unamortized net loan origination costs	$8,537	$4,677
Unamortized net premiums on purchased loans	166	173
Total unamortized net costs and premiums	$8,703	$4,850

Activity in the allowance for loan losses was as follows:

(In thousands)	2006	2005	2004

Balance at beginning of year	$13,001	$9,337	$8,969
Provision for loan losses	7,860	1,313	1,565
Transfer of commitment reserve	(425)	-	-
Allowance attributed to acquired loans	-	3,321	-
Loans charged-off	(1,776)	(1,542)	(2,202)
Recoveries	710	572	1,005

Balance at end of year	$19,370	$13,001	$9,337

Most of the Company’s lending activity occurs within its primary markets in Western Massachusetts and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. During 2006 and 2005, there were no concentrations of loans related to any one industry in excess of 10% of total loans.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At year-end 2006 and 2005, Bank loans outstanding to related parties totaled $6.3 million and $4.3 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members. For the years 2006 and 2005, all related party loans were performing. Year-end Bank aggregate extensions of credit to one related party interest totaled $5.8 million in 2006 and $4.7 million in 2005. In these years, aggregate additions to extensions of credit to this interest totaled $1.2 million and $0.6 million, and related aggregate reductions of extensions of credit (including loan repayments) totaled $70 thousand and $50 thousand in 2006 and 2005, respectively.

The following is a summary of year-end information pertaining to impaired loans, non-accrual loans, and troubled debt restructurings:

(In thousands)	2006	2005	2004

Investment in impaired loans	$13,632	$1,914	$1,180
Impaired loans with no valuation allowance	5,115	1,430	787
Impaired loans with a valuation allowance	8,517	484	393
Specific valuation allowance allocated to impaired loans	812	257	230
Average investment in impaired loans during year	2,954	3,806	2,412
Cash basis impaired loan income during year	290	66	18
Non-accrual loans	7,592	1,186	1,152
Total loans past due ninety days or more and still accruing	281	110	65

There was no foreclosed real estate at year-end 2006 or 2005. There were no commitments to lend additional funds to debtors of troubled debt restructurings.

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $90.3 million and $106.3 million at year-end 2006 and 2005, respectively.

Included in other assets are capitalized mortgage servicing rights, which represent the capitalized net present value of fee income streams generated from servicing residential mortgage loans for other financial institutions. The fair value of these rights is based on discounted cash flow projections. The fair value approximated carrying value at year-end 2006 and 2005, and no valuation allowance was recorded at these dates.

The components of mortgage servicing rights were as follows:

(In thousands)	2006	2005	2004

Balance at beginning of year	$1,168	$279	$100
Additions	-	988	233
Amortization	(182)	(99)	(54)
Balance at end of year	$986	$1,168	$279

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.          PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2006	2005
Land	$3,524	$3,639
Buildings and improvements	30,863	27,492
Furniture and equipment	20,237	18,100
Construction in process	890	542
Premises and equipment, gross	55,514	49,773
Accumulated depreciation and amortization	(26,384)	(23,537)

Premises and equipment, net	$29,130	$26,236

Depreciation and amortization expense for the years 2006, 2005 and 2004 amounted to $2.8 million, $2.3 million, and $1.9 million, respectively.

7.          GOODWILL AND OTHER INTANGIBLES

The Company recorded $16.2 million of goodwill related to the acquisition of five insurance agencies in October 2006. Goodwill totaled $104.5 million and $88.1 million at year-end 2006 and 2005, respectively. The Company recorded $80.4 million in goodwill in connection with the acquisition of Woronoco Bancorp, Inc. in June 2005. The Company recorded $0.9 million in goodwill in connection with insurance agency acquisitions in the fourth quarter of 2005. See Note 2 - Mergers and Acquisitions for further information about goodwill and other intangible assets acquired in 2006 and 2005.

Other intangible assets were as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2006
Non-maturity deposits	$9,886	$(1,673)	$8,213
Insurance contracts	7,438	(169)	7,269
Non-compete agreements	2,318	(1,224)	1,094
All other intangible assets	375	(141)	234
Total	$20,017	$(3,207)	$16,810

December 31, 2005
Non-maturity deposits	$9,886	$(622)	$9,264
Insurance contracts	117	(32)	85
Non-compete agreements	2,318	(451)	1,867
All other intangible assets	375	(67)	308
Total	$12,696	$(1,172)	$11,524

Other intangible assets are amortized on a straight line basis over their estimated lives, which range from five to ten years. Amortization expense related to intangible assets totaled $2.0 million in 2006, $1.1 million in 2005, and $0.1 million in 2004. The estimated aggregate future amortization expense for intangible assets remaining as of year-end 2006 is as follows: 2007 - $2.7 million; 2008 - $2.2 million; 2009 - $1.9 million; 2010 - $1.9 million; 2011 -$1.8 million; and thereafter -$6.3 million.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.          OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2006	2005

Loans held for sale	$-	$2,093
Net deferred tax asset	4,432	4,218
Capitalized mortgage servicing rights	986	1,168
Accrued interest receivable	9,165	8,508
Other equity investments	4,737	160
Other	4,737	4,413

Total other assets	$24,057	$20,560

9.          DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2006	2005
Maturity date:
Within 1 year	$513,854	$350,385
Over 1 year to 3 years	126,342	152,937
Over 3 years	51,178	71,945

Total	$691,374	$575,267

Account balance:
Less than $100,000	$369,590	$308,354
$100,000 or more	321,784	266,913

Total	$691,374	$575,267

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.          BORROWINGS & JUNIOR SUBORDINATED DEBENTURES

Federal Home Loan Bank of Boston (“FHLBB”) borrowings outstanding at year-end 2006 and 2005 consisted of various advances totaling $330.0 million and $397.5 million, respectively. The year-end weighted average interest rate on outstanding advances was 4.18% in 2006 and 3.77% in 2005. The contractual maturities of FHLBB advances at year-end 2006 were as follows: 2007 - $121.7 million; 2008 - $63.8 million; 2009 - $76.5 million; 2010 - $25.0 million; 2011 - $35.6 million; and thereafter - $7.4 million. Year-end 2006 advances outstanding included callable advances totaling $103.5 million and amortizing advances totaling $16.1 million. The Bank maintains a $13.1 million line of credit with the FHLBB which carries interest at a rate that adjusts daily and had no outstanding balance at year-end 2006 and 2005. All FHLBB borrowings are secured by a blanket security agreement on certain qualified collateral; principally all first mortgage loans, and certain securities.

There were no securities sold under agreements to repurchase in 2006, and none outstanding at year-end 2005. During 2005, the average amount outstanding was $1.0 million; the highest month-end balance was $4.9 million; and the weighted average interest rate during the year was 2.79%. The Bank has a $50.0 million repurchase agreement line of credit with a major broker-dealer to be secured by securities or other assets of the Bank. There was no usage of this agreement in 2006 or 2005.

At year-end 2006, the Company had $15.0 million outstanding under a six month unsecured bank note maturing in April 2007. This note bears variable interest at Prime - 1% and had a rate of 7.25% at year-end 2006.

In June 2005, a statutory business trust, Berkshire Hills Capital Trust I (“Trust I”), was formed of which the Company holds 100% of the common stock. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 7.22% at year-end 2006. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred. The Company has the right to redeem the debentures without penalty after August 23, 2010. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the financial statements of Trust I are not included in the Company’s financial statements.

11.          INCOME TAXES

Income tax expense was as follows:

(In thousands)	2006	2005	2004
Current :
Federal	$5,159	$5,501	$3,632
State	1,506	813	264
Total current	6,665	6,314	3,896
Deferred :
Federal	(1,779)	1,647	875
State	(335)	(93)	188
Total deferred (benefit) expense	(2,114)	1,554	1,063

Change in valuation allowance	352	135	458
Total income tax expense	$4,903	$8,003	$5,417

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2006	2005	2004

Statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.1	3.4	1.7
Dividends received deduction	(0.2)	(0.7)	(0.9)
Tax exempt income - investments	(8.3)	(5.6)	(2.4)
Bank-owned life insurance	(2.2)	(1.9)	(1.3)
Employee stock ownership plan termination	-	17.7	-
Change in valuation allowance	2.2	0.8	2.7
Investment tax credits	(1.4)	-	-
Other, net	(0.9)	0.6	(2.8)

Effective tax rate	30.3%	49.3%	32.0%

Year-end deferred tax assets (liabilities) related to the following:

(In thousands)	2006	2005
Allowance for loan losses	$8,169	$5,438
Employee benefit plans	1,208	1,132
Net unrealized (gain) loss on securities available for sale	(113)	1,436
Goodwill amortization	(1,348)	(1,050)
Investments	(730)	(590)
Purchase accounting adjustments	(717)	(574)
Other	(1,092)	(981)
Valuation allowance	(945)	(593)
Deferred tax asset, net	$4,432	$4,218

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

The Bank does not intend to pay nondividend distributions that would result in a recapture of any portion of its base year bad debt reserves, and a related deferred federal income tax liability of $346 thousand has not been provided.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.          COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

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

(In thousands)	2006	2005

Commitments to grant loans	$54,439	$68,555
Unused funds on commercial lines of credit	120,090	100,937
Unadvanced funds on home equity, reddi-cash and
other consumer lines of credit	150,600	141,270
Unadvanced funds on construction loans	113,497	82,395
Standby letters of credit	16,019	12,710
Commercial letters of credit	1,500	1,500

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Operating lease commitments. Future minimum rental payments required under operating leases that have remaining noncancellable lease terms of more than one year at December 31, 2006 are as follows: 2007 - $2.7 million; 2008 - $2.7 million; 2009 - $2.5 million; 2010 - $2.3 million; 2011 - $2.4 million; and all years thereafter - $22.2 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2006, 2005 and 2004 amounted to $1.4 million, $0.9 million and $0.4 million, respectively.

Investment commitments. As of December 31, 2006, the Company was contractually committed to make equity investments of approximately $9.1 million in nonpublicly traded entities.

Employment and change in control agreements. The Company has entered into an employment agreement with one senior executive with a two year term. The Bank also has change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at December 31, 2006 will have no material effect on the Company’s consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.          SHAREHOLDERS’ EQUITY

Minimum regulatory capital requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Savings and loan holding companies have no specific quantitative capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of December 31, 2006 and 2005, the Bank met the capital adequacy requirements.

As of December 31, 2006, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Bank’s actual and required capital amounts were as follows:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
Total capital to risk weighted assets	$175,808	10.27%	$136,925	8.00%	$171,156	10.00%
Tier 1 capital to risk weighted assets	156,013	9.12	68,463	4.00	102,694	6.00
Tier 1 capital to average assets	156,013	7.69	81,183	4.00	101,479	5.00

December 31, 2005
Total capital to risk weighted assets	$164,642	11.12%	$118,461	8.00%	$148,076	10.00%
Tier 1 capital to risk weighted assets	150,621	10.17	59,230	4.00	88,846	6.00
Tier 1 capital to average assets	150,621	7.79	77,326	4.00	96,658	5.00

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

(In thousands)	2006	2005
Total stockholders' equity per consolidated financial statements	$258,161	$246,066
Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	(8,300)	2,991
Net unrealized (gains) losses on available for sale securities	(92)	2,239
Disallowed goodwill and intangible assets	(93,756)	(100,675)
Total Bank Tier 1 Capital	156,013	150,621
Adjustments for total capital:
Allowed unrealized gains on equity securities	-	1,020
Includible allowance for loan losses	19,795	13,001
Total Bank capital per regulatory reporting	$175,808	$164,642

Common stock

The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. Due to the dividend paid by the Bank to the Company to fund the cash consideration paid in the Woronoco acquisition in 2005, the Bank’s cumulative dividends exceed the regulatory limit. The Bank received approval in 2006 and 2005 to pay dividends to the Company in an amount exceeding the preceding regulatory restriction. At year-end 2006, any additional Bank dividends would require specific regulatory approval, which would be expected to include the condition that the Bank remain well capitalized. In addition, the Bank may not declare or pay dividends on any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

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

The payment of dividends by the Company is subject to Delaware law, which generally limits dividends to an amount equal to an excess of the net assets of a company (the amount by which total assets exceed total liabilities) over statutory capital, or if there is no excess, to the company’s net profits for the current and/or immediately preceding fiscal year.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other comprehensive income

Comprehensive income is the total of net income and all other non-owner changes in equity. It is displayed in the Consolidated Statements of Changes in Stockholders’ Equity. Reclassification detail is shown for the years below.

(In thousands)	2006	2005	2004
Change in net unrealized holding gains/losses on
available for sale securities	$768	$(5,901)	$(477)
Reclassification adjustment for net loss (gains) realized in income	3,130	(4,283)	(1,483)
Net change in unrealized gains/losses	3,898	(10,184)	(1,960)
Tax effects	(1,549)	3,784	615
Net-of-tax change in available for sale securities	2,349	(6,400)	(1,345)
Net gain on other instruments	(18)	(53)	-
Total other comprehensive income (loss)	2,331	(6,453)	(1,345)

Year-end components of accumulated other comprehensive (loss) income were as follows:

(In thousands)	2006	2005
Net unrealized holding gains (losses) on available for sale securites	$237	$(3,622)
Net gain on other instruments	(71)	(53)
Tax effects	(74)	1,436
Accumulated other comprehensive income (loss)	$92	$(2,239)

14.          EMPLOYEE BENEFIT PLANS

The Company provides a 401(K) Plan which most employees participate in. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $893 thousand, $771 thousand, and $624 thousand for the years 2006, 2005, and 2004, respectively.

The Company has in the past offered its retirees optional medical insurance coverage. All participating retirees are required to contribute in part to the cost of this coverage. No new retirees can participate in this program. The year-end accrued liability for payment of future premiums was $390 thousand in 2006 and $403 thousand in 2005. Annual expense of this program was $25 thousand in 2006, $50 thousand in 2005, and $50 thousand in 2004.

The Company maintains a supplemental executive retirement plan (“SERP”) for one active key executive. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. At year-end 2006 and 2005, the accrued liability for this SERP was $443 thousand and $268 thousand, respectively. SERP expense was $175 thousand in 2006, $148 thousand in 2005, and $111 thousand in 2004, and is recognized over the required service period.

The Company owns endorsement split-dollar life insurance arrangements pertaining to certain prior executives. Under these arrangements, the Company purchased policies insuring the lives of the executives, and separately entered into agreements to split the policy benefits with the executive. The Company has no recorded liability for these arrangements. EITF 06-4, effective for fiscal years beginning after December 15, 2007 sets forth requirements for the recognition of a liability. The Company is evaluating EITF 06-4, which is described further in Recent Accounting Pronouncements in Note 1.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.          STOCK-BASED COMPENSATION PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company has two stock-based compensation plans: the 2001 Stock-Based Incentive Plan and the 2003 Equity Compensation Plan. These plans, which are stockholder-approved, permit the grant of stock awards and incentive and non-qualified stock options to employees and directors. The plans authorized 1.374 million shares of the Company’s common stock for awards as stock or options. Authorized shares included 767,000 shares reserved for options, 307,000 shares reserved for stock awards, and 300,000 shares available for either options or stock awards. The Company believes that such awards better align the interests of plan participants with those of its stockholders.

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. The Company assumed the outstanding unexercised options issued by Woronoco Bancorp, Inc., which was acquired on June 1, 2005. Each Woronoco option was converted to a vested option for one of the Company’s shares with an exercise price equal to the market price of Woronoco’s stock at the date of grant and a maximum original term of ten years based on the original grant date. The Company generally transfers shares from treasury stock when issuing shares as options are exercised. The Company normally purchases shares into treasury during the year, and it expects to purchase at least 20,000 shares into treasury in 2007. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.

The total compensation cost for stock-based payment arrangements recognized in income was $1.3 million, $1.4 million, and $1.2 million in the years 2006, 2005, and 2004, respectively. For all of these years, the total recognized tax benefit related to this compensation cost was $0.5 million. In 2005, the total stock-based compensation cost capitalized as part of the goodwill of the Woronoco Bancorp acquisition was $3.5 million.

The fair value of stock awards is based on the closing stock price on the grant date. The weighted average fair value of stock awards granted was $33.96, $35.10, and $33.80 in 2006, 2005, and 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and grant date fair values (no options were granted in 2005). The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant.

	2006	2004
Expected dividends	1.85%	1.85%
Expected term	6 years	6 years
Expected volatility	19%	21%
Risk-free interest rate	4.86%	3.20%
Weighted average grant date fair value	$8.05	$7.98

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2005	111	$24.42	791	$19.79
Granted	54	33.96	3	34.45
Stock options exercised	-	-	(194)	17.12
Stock awards vested	(63)	22.11	-	-
Forfeited	(9)	29.66	(14)	22.78
Balance, December 31, 2006	93	30.98	586	$20.62
Exercisable options, December 31, 2006			538	20.25

The total intrinsic value of options exercised was $3.4 million, $1.8 million, and $0.7 million for the years 2006, 2005, and 2004, respectively. The total fair value of stock awards vested during these respective years was $2.1 million, $2.0 million, and $2.0 million. As of year end 2006, unrecognized stock-based compensation expense related to nonvested options amounted to $160 thousand. This amount is expected to be recognized over a weighted average period of 1.2 years. The weighted average year-end 2006 intrinsic value of stock options outstanding was $7.5 million, and the similar value of exercisable options was $7.1 million. The unrecognized stock-based compensation expense related to nonvested stock awards was $1.9 million. This amount is expected to be recognized over a weighted average period of 1.6 years.

The following pro forma information presents net income and earnings per share for the years 2005 and 2004 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based compensation plan expense.

(In thousands, except per share data)	2005	2004
Net income as reported	$8,226	$11,509
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	822	717

Less: Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects	(1,255)	(1,151)
Pro forma net income	$7,793	$11,075

Income per share:
Basic - as reported	$1.16	$2.18
Basic - pro forma	1.09	2.10

Diluted - as reported	1.10	2.01
Diluted - pro forma	1.04	1.93

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

The Bank had established an Employee Stock Ownership Plan (“ESOP”) for the benefit of each employee that had reached the age of 21 and had completed at least 1 thousand hours of service in the previous twelve-month period. This plan was terminated by the Bank as of June 30, 2005. A total of 444 thousand shares were held in trust as of year-end 2006 to be distributed to plan participants. These shares were treated as allocated as of July 1, 2005 for purposes of calculating earnings per share.

Berkshire Hills Funding Corporation had provided a loan to the Berkshire Bank Employee Stock Ownership Plan Trust which was originally used to purchase the Company’s outstanding stock in the open market. The loan bore interest equal to 9.5%, provided for quarterly payments of interest and principal, and was secured by the unallocated shares in the plan through June 30, 2005. The Bank made contributions to the ESOP sufficient to support the debt service of the loan and made a $900 thousand prepayment of the loan in June 2005. Following the prepayment, the Board of Directors terminated the plan. As provided in the plan, the outstanding loan was repaid through the sale of 147 thousand shares by the plan to the Company. Those shares were recorded as treasury shares at the June 30, 2005 share closing price of $33.32.

Total expense applicable to the termination of the plan was recorded in the amount of $8.7 million in 2005. The effect on capital of this expense was offset by credits to unearned compensation and additional paid in capital in stockholders’ equity. The Bank recorded an additional $168 thousand in expense related to the termination of the ESOP supplemental executive retirement plan. Additionally, total compensation expense applicable to the operation of the ESOP prior to its termination amounted to $340 thousand and $1.4 million for the years 2005 and 2004, respectively.

In connection with the acquisition of Woronoco, Berkshire Bank assumed the obligations of the Woronoco Savings Bank Employee Stock Ownership Plan. The Woronoco Savings Bank Employee Stock Ownership Plan was terminated by Woronoco Savings Bank as of the effective date of the merger and all outstanding loan obligations under the plan were repaid. Participant shares in the plan totaled 305 thousand shares at year-end 2005 and these shares were distributed to participants in 2006.

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

Securities: Fair values for securities are based on quoted market prices, where available. Non-marketable equity securities are assumed to have fair values equal to carrying values. The fair value of municipal securities without quoted market prices is based on discounted cash flow analyses using year-end market rates for similar instruments.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans: For variable-rate loans that reprice frequently, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates offered at year-end for loans with similar terms. These values are stated net of the allowance for loan losses, which is the estimated adjustment of fair value due to credit quality.

Non-maturity deposits: The fair values for non-maturity deposits are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts.

Time deposits: Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates offered at year-end for deposits of similar remaining maturities.

Borrowings: The fair values of borrowings are estimated using discounted cash flow analyses using year-end market rates for similar borrowings.

Junior subordinated debentures: Junior subordinated debentures reprice every ninety days and the carrying amount approximates fair value.

Off-balance-sheet financial instruments: Fair values for off-balance-sheet lending commitments are immaterial. In its credit commitments, the Company does not normally provide interest rate locks exceeding sixty days, and most credit commitments are for adjustable-rate loans.

The year-end carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$30,985	$30,985	$31,087	$31,087
Securities available for sale	194,206	194,206	390,412	390,412
Securities held to maturity	39,968	39,686	29,908	29,763
Loans, net	1,679,617	1,683,030	1,407,229	1,397,372

Financial liabilities:
Non-maturity deposits	830,564	830,564	795,951	795,951
Time deposits	691,374	692,298	575,267	573,412
Borrowings	345,005	338,669	397,453	392,366
Junior subordinated debentures	15,464	15,464	15,464	15,464

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. These estimates are subjective in nature and require considerable judgment to interpret market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange, nor are they intended to represent the fair value of the Company as a whole. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of the respective balance sheet dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, other assets, such as property and equipment, and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earning power of non-maturity deposit accounts, the trained work force, customer goodwill and similar items.

17.          CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the parent company, Berkshire Hills Bancorp, Inc., is as follows:

CONDENSED BALANCE SHEETS

	December 31,
( In thousands)	2006	2005
Assets

Cash due from Berkshire Bank	$5,520	$10,335
Investment in subsidiaries	278,328	249,521
Other assets	5,259	1,898

Total assets	$289,107	$261,754

Liabilities and Stockholders' Equity

Accrued expenses payable	$482	$224
Notes payable	15,000	-
Junior subordinated debentures	15,464	15,464
Stockholders' equity	258,161	246,066

Total liabilities and stockholders' equity	$289,107	$261,754

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2006	2005	2004
Income:
Dividends from subsidiaries	$15,087	$43,255	$524
Other	606	67	11
Total income	15,693	43,322	535
Interest expense	1,271	450	-
Operating expenses	714	325	156
Total expense	1,985	775	156
Income before income taxes and equity in
undistributed income of subsidiaries	13,708	42,547	379
Income tax benefit	(471)	(153)	(860)
Income before equity in undistributed
income of subsidiaries	14,179	42,700	1,239
Equity in undistributed income of subsidiaries	(2,916)	(34,474)	10,270

Net income	$11,263	$8,226	$11,509

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$11,263	$8,226	$11,509
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	2,916	34,474	(10,270)
Other, net	(2,359)	(1,394)	91
Net cash provided by operating activities	11,820	41,306	1,330

Cash flows from investing activities:
Investment in insurance subsidiary	(28,843)	-	-
Investment in bank subsidiary	-	(14,898)	-
Liquidation of Berkshire Hills Funding Corporation	-	6,680	-
Cash paid for Woronoco acquisition	-	(35,088)	-
Sale of investment in Berkshire Hills Technology, Inc.	-	-	2,587
Purchase of investment securities	(300)	-	-
Net cash (used) provided by investing activities	(29,143)	(43,306)	2,587

Cash flows from financing activities:
Proceeds from note payable	15,000	-	-
Proceeds from junior subordinated debentures	-	15,464	-
Proceeds from reissuance of treasury stock	5,218	2,329	1,139
Payments to acquire treasury stock	(2,876)	(7,953)	(2,545)
Cash dividends paid	(4,834)	(3,707)	(2,614)
Net cash provided (used) by financing activities	12,508	6,133	(4,020)
Net change in cash and cash equivalents	(4,815)	4,133	(103)

Cash and cash equivalents at beginning of year	10,335	6,202	6,305
Cash and cash equivalents at end of year	$5,520	$10,335	$6,202

18.          DISCONTINUED OPERATIONS

On June 18, 2004, the business assets of EastPoint Technologies, LLC were sold to a subsidiary of Open Solutions Inc. for $7.0 million. EastPoint was a vendor of bank core systems software. The Company owned a 60% interest in EastPoint, with the remaining 40% interest recorded as minority interest. Net of escrows and minority interest, the Company received $2.6 million in net cash proceeds. The transaction resulted in a net loss of $75 thousand ($50 thousand after taxes), which was included in the net loss from discontinued operations in 2004. The Company recorded contingent revenue receipts of $606 thousand in 2006. There were no contingent future revenues remaining at year-end 2006. Net income and cash flows related to EastPoint have been reclassified as related to discontinued operations in the financial statements.

(In thousands)	2006	2004
Depreciation and amortization	$-	$282
Licensing and other fee revenues	606	2,695
Minority interest	-	(381)
Net income (loss) before taxes	606	(653)
Capital expenditures	-	76

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.          QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows. Quarterly data may not sum to annual data due to rounding.

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$31,381	$31,388	$28,212	$27,070	$26,512	$25,839	$19,348	$16,037
Interest expense	15,810	15,785	13,754	12,462	11,475	10,785	7,840	6,010
Net interest income	15,571	15,603	14,458	14,608	15,037	15,054	11,508	10,027
Non-interest income	5,831	(1,784)	3,910	4,091	4,297	3,955	3,916	2,744
Total revenue	21,402	13,819	18,368	18,699	19,334	19,009	15,424	12,771

Provision for loan losses	785	6,185	600	290	315	204	300	493
Non-interest expense	14,652	11,353	11,638	11,225	11,801	11,601	18,061	7,536
Income (loss) from continuing operations
before income taxes	5,965	(3,719)	6,130	7,184	7,218	7,204	(2,937)	4,742
Income taxes-continuing operations	1,880	(1,466)	1,888	2,366	2,381	2,459	1,671	1,490
Income (loss) from continuing operations	4,085	(2,253)	4,242	4,818	4,837	4,745	(4,608)	3,252

Net income from discontinued operations	18	133	221	-	-	-	-	-
Net income (loss)	$4,103	$(2,120)	$4,463	$4,818	$4,837	$4,745	$(4,608)	$3,252

Basic earnings (loss) per share
Continuing operations	$0.48	$(0.26)	$0.50	$0.57	$0.57	$0.56	$(0.74)	$0.61
Discontinued operations	-	0.01	0.02	-	-	-	-	-
Net income (loss)	$0.48	$(0.25)	$0.52	$0.57	$0.57	$0.56	$(0.74)	$0.61

Diluted earnings (loss) per share
Continuing operations	$0.47	$(0.26)	$0.48	$0.55	$0.55	$0.54	$(0.74)	$0.57
Discontinued operations	-	0.01	0.03	-	-	-	-	-
Net income (loss)	$0.47	$(0.25)	$0.51	$0.55	$0.55	$0.54	$(0.74)	$0.57

2006 quarterly interest and dividend income continued to grow at a steady pace in accordance with organic growth and continued branch expansion in our New York region, and paused in the fourth quarter due to the deleveraging. Third quarter non-interest income was ($1.8) million due to $5.1 million in net securities losses, due to an investment portfolio repositioning. Fourth quarter non-interest income included two months of revenues from newly acquired insurance agencies. The provision for loan losses increased in the third quarter due to higher estimated loan losses reflecting economic changes observed in the third quarter. Fourth quarter non-interest expense increased primarily due to the insurance agency acquisitions. Income from discontinued operations reflected final contingency payments received from the sale of the company’s data processing subsidiary in 2004.

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

None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

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

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management's report on internal control over financial reporting and Wolf & Company, P.C.'s attestation report on management's assessment of Berkshire Hills' internal control on financial reporting are contained in "Item 8 - Financial Statements and Supplementary Data" in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Other Events

The annual meeting of stockholders will be held on Thursday, May 4, 2007 at the Crowne Plaza Hotel, One West Street, Pittsfield, Massachusetts.

Index

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the section captioned “Proposal 1 -- Election of Directors” in Berkshire Hills’ Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

The following table sets forth, as of December 31, 2006, certain information regarding the executive officers of Berkshire Hills and Berkshire Bank.

Name	Age	Position

Michael P. Daly	45	President and Chief Executive Officer
John J. Howard	40	Executive Vice President of Retail Banking
Michael J. Oleksak	48	Executive Vice President of Commercial Banking
John S. Millet	41	Senior Vice President, Interim Chief Financial Officer and Treasurer

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. The Chief Executive Officer is employed pursuant to a three year contract which renews automatically if not otherwise terminated pursuant to its terms.

BIOGRAPHICAL INFORMATION

Michael P. Daly was appointed President and Chief Executive Officer of the Company and the Bank in October 2002. Prior to his appointment, Mr. Daly served as Senior Vice President, Commercial Lending from October 1997 until January 2000 and then as Executive Vice President of the Company and the Bank from January 2000 to October 2002.

John J. Howard serves as Executive Vice President of Retail Banking. Prior to joining Berkshire Hills Bancorp, Inc. in October 2006, Mr. Howard was Senior Vice President and Consumer Market Executive with Bank of America. Mr. Howard is responsible for developing and executing the Bank's retail strategy, including all branch activities, facilities, bank-wide operations, consumer lending, marketing, information technology, product development and sales.

Michael J. Oleksak serves as Executive Vice President of Commercial Banking. Mr. Oleksak joined the Company and the Bank in February 2006 as Regional President for the Pioneer Valley, a position he continues to hold. Mr. Oleksak is responsible for the development and implementation of all commercial banking strategies, including products, pricing and geography. Prior to joining the Company and the Bank, Mr. Oleksak was Senior Vice President and Co-Regional Executive of Western Massachusetts at TD Banknorth. During his 26 year banking career, Mr. Oleksak has had extensive commercial lending experience throughout New England, and served in various capacities at Fleet Bank and Shawmut Bank.

John S. Millet currently serves as Senior Vice President, Interim Chief Financial Officer and Treasurer. Mr. Millet joined the Company and the Bank in May 2005 where he has overseen development of strategic risk management and profitability measurement policies and systems. Previously, Mr. Millet was President of GTL, Inc., a health care telecommunications company located in Pittsfield, Massachusetts since 1998. In his 17-year career as a certified public accountant, Mr. Millet has also worked in public accounting and as a financial consultant to Fortune 50 companies.

Index

Reference is made to the cover page of this report and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee and its composition and the audit committee financial expert, reference is made to the section captioned “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the Proxy Statement.

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance - Code of Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the Company’s code of ethics is available to stockholders on the Company’s website at “www.berkshirebank.com.”

ITEM 11. EXECUTIVE COMPENSATION

For information regarding executive compensation, the information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in the Proxy Statement is incorporated by reference.

Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

The following table sets forth information, as of December 31, 2006, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans
approved by security holders	586,000	$20.62	275,000

Equity compensation plans
not approved by security holders	-	-	-

Total	586,000	$20.62	275,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Transactions with Related Persons” in the Proxy Statement.

For information regarding director independence, the section captioned “Proposal 1 - Election of Directors” in the Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

Index

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   [1]   Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]	Exhibits

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)

3.2	Bylaws of Berkshire Hills Bancorp, Inc. (2)

4.1	Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(1)

4.2
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Employment Agreement between Berkshire Bank and Michael P. Daly(3)

10.2	*Employment Agreement between Berkshire Hills Bancorp, Inc. and Michael P. Daly(3)

10.3	*Change in Control Agreement between Berkshire Bank and John J. Howard

10.4	*Change in Control Agreement between Berkshire Hills Bancorp, Inc. and John J. Howard

10.5	*Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly

10.6	*Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan(4)

10.7	*Form of Berkshire Bank Employee Severance Compensation Plan(1)

10.8	*Form of Berkshire Bank Supplemental Executive Retirement Plan(1)

10.9	*Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan(5)

10.10	*Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan(6)

10.11	*Woronoco Bancorp, Inc. 2001 Stock Option Plan(7)

10.12	*Woronoco Bancorp, Inc. 2004 Equity Compensation Plan(8)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business - Subsidiary Activities”

Index

23.0	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

_______________________________________________

*Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2006.
(3)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on August 13, 2003.
(4)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 27, 2003.
(5)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.
(6)	Incorporated herein by reference from the Proxy Statement as filed on March 20, 2000 by Woronoco Bancorp, Inc.
(7)	Incorporated herein by reference from the Proxy Statement as filed on March 12, 2001 by Woronoco Bancorp, Inc.
(8)	Incorporated herein by reference from the Proxy Statement as filed on March 22, 2004 by Woronoco Bancorp, Inc.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.

Date: March 14, 2007	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	President, Chief Executive Officer	March 14, 2007
Michael P. Daly	and Director
(principal executive officer)

/s/ John S. Millet	Senior Vice President,	March 14, 2007
John S. Millet	Interim Chief Financial Officer and
Treasurer
(principal financial and accounting officer)

/s/ Lawrence A. Bossidy	Non-Executive Chairman	March 14, 2007
Lawrence A. Bossidy

Director
Wallace W. Altes

/s/ John B. Davies	Director	March 14, 2007
John B. Davies

/s/ Rodney C. Dimock	Director	March 14, 2007
Rodney C. Dimock

/s/ David B. Farrell	Director	March 14, 2007
David B. Farrell

/s/ Cornelius D. Mahoney	Director	March 14, 2007
Cornelius D. Mahoney

/s/ Edward G. McCormick, Esq.	Director	March 14, 2007
Edward G. McCormick, Esq.

/s/ Catherine B. Miller	Director	March 14, 2007
Catherine B. Miller

/s/ David E. Phelps	Director	March 14, 2007
David E. Phelps

/s/ D. Jeffrey Templeton	Director	March 14, 2007
D. Jeffrey Templeton

/s/ Corydon L. Thurston	Director	March 14, 2007
Corydon L. Thurston