Form 10-Q
period 2007-03-31
BERKSHIRE HILLS BANCORP INC
filed 2007-05-10
CIK 1108134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q	Click here for printer-friendly version.

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant had 8,828,406 shares of common stock, par value $0.01 per share, outstanding as of May 6, 2007.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

Back to Index

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED  BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2007	2006
Assets
Total cash and cash equivalents	$27,567	$30,985
Securities available for sale, at fair value	191,454	194,206
Securities held to maturity, at amortized cost	38,152	39,968

Residential mortgages	608,004	599,273
Commercial mortgages	590,362	567,074
Commercial business loans	188,256	189,758
Consumer loans	343,438	342,882
Total loans	1,730,060	1,698,987
Less: Allowance for loan losses	(19,652)	(19,370)
Net loans	1,710,408	1,679,617

Premises and equipment, net	30,576	29,130
Goodwill	104,923	104,531
Other intangible assets	16,142	16,810
Cash surrender value of life insurance policies	30,579	30,338
Other assets	24,772	24,057
Total assets	$2,174,573	$2,149,642

Liabilities and Stockholders' Equity
Liabilities
Demand deposits	$174,887	$178,109
NOW deposits	146,679	153,087
Money market deposits	311,365	297,155
Savings deposits	198,262	202,213
Total non-maturity deposits	831,193	830,564
Brokered time deposits	29,186	41,741
Other time deposits	675,233	649,633
Total time deposits	704,419	691,374
Total deposits	1,535,612	1,521,938
Borrowings	351,638	345,005
Junior subordinated debentures	15,464	15,464
Other liabilities	8,772	9,074
Total liabilities	1,911,486	1,891,481

Stockholders' equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized; 10,600,472 shares issued)	106	106
Additional paid-in capital	201,542	200,975
Unearned compensation	(2,724)	(1,896)
Retained earnings	109,275	105,731
Accumulated other comprehensive income	249	92
Treasury stock, at cost (1,793,427 shares at March 31, 2007
and 1,887,068 at December 31, 2006)	(45,361)	(46,847)
Total stockholders' equity	263,087	258,161
Total liabilities and stockholders' equity	$2,174,573	$2,149,642

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
Interest and dividend income
Loans	$28,522	$22,356
Securities and other	2,948	4,714
Total interest and dividend income	31,470	27,070
Interest expense
Deposits	11,949	8,756
Borrowings and junior subordinated debenture	4,331	3,706
Total interest expense	16,280	12,462
Net interest income	15,190	14,608
Non-interest income
Insurance commissions and fees	4,991	908
Deposit service fees	1,514	1,286
Wealth management fees	919	756
Loan service fees	309	226
Total fee income	7,733	3,176
Gain on sale of securities, net	81	497
Other	423	418
Total non-interest income	8,237	4,091
Total net revenue	23,427	18,699
Provision for loan losses	750	290
Non-interest expense
Salaries and employee benefits	8,511	5,653
Occupancy and equipment	2,486	1,931
Marketing, data processing, and professional services	1,947	1,630
Non-recurring expense	153	-
Amortization of intangible assets	662	478
Other	1,650	1,533
Total non-interest expense	15,409	11,225

Income before income taxes	7,268	7,184
Income tax expense	2,326	2,366
Net income	$4,942	$4,818

Basic earnings per share	$0.57	$0.57
Diluted earnings per share	$0.56	$0.55
Average shares outstanding
Basic	8,662	8,476
Diluted	8,842	8,755

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31,
(In thousands)	2007	2006

Total stockholders' equity at beginning of period	$258,161	$246,066
Comprehensive income:
Net income	4,942	4,818
Change in net unrealized gain (loss) on securities available-for-sale,
net of reclassification adjustments and tax effects	154	(2,093)
Net gain (loss) on derivative instruments	3	(24)
Total comprehensive income	5,099	2,701
Cash dividends declared ($0.14 per share)	(1,220)	(1,203)
Treasury stock purchased	(378)	(2,140)
Exercise of stock options	1,078	1,221
Reissuance of treasury stock-other	979	1,608
Stock-based compensation	196	84
Tax benefit from stock compensation	-	574
Change in unearned compensation	(828)	(1,274)
Total stockholders' equity at end of period	$263,087	$247,637

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$4,942	$4,818
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	750	290
Depreciation, amortization, and deferrals, net	1,361	497
Stock-based compensation	346	421
Excess tax benefits from stock-based payment arrangements	0	(574)
Increase in cash surrender value of bank-owned life insurance policies	(241)	(293)
Net gains on sales of securities and loans, net	(81)	(497)
Deferred income tax (benefit) provision, net	(4)	490
Net change in loans held for sale	-	826
Net change in all other assets	(1,602)	(501)
Net change in other liabilities	(302)	1,061
Net cash provided by operating activities	5,169	6,538

Cash flows from investing activities:
Sales of securities available for sale	2,046	1,027
Payments on securities available for sale	11,383	13,491
Purchases of securities available for sale	(10,019)	(11,315)
Payments on securities held to maturity	2,977	5,362
Purchases of securities held to maturity	(1,161)	(4,301)
Increase in loans, net	(31,366)	(32,257)
Capital expenditures	(2,234)	700
Total net cash used by investing activities	(28,374)	(27,293)

Cash flows from financing activities:
Net increase in deposits	13,674	79,336
Proceeds from Federal Home Loan Bank advances	74,325	20,000
Repayments of Federal Home Loan Bank advances	(62,692)	(81,188)
Repayment of bank note	(5,000)
Treasury stock purchased	(378)	(2,140)
Proceeds from reissuance of treasury stock	1,078	2,067
Excess tax benefits from stock-based payment arrangements	-	574
Cash dividends paid	(1,220)	(1,203)
Net cash provided by financing activities	19,787	17,446

Net change in cash and cash equivalents	(3,418)	(3,309)
Cash and cash equivalents at beginning of period	30,985	31,087
Cash and cash equivalents at end of period	$27,567	$27,778

Supplemental cash flow information:
Interest paid on deposits	$11,994	$8,699
Interest paid on borrowed funds	4,319	3,852
Income taxes paid, net	871	(77)

See accompanying notes to consolidated financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Basis of Presentation and Consolidation, and Use of Estimates

The consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries: Berkshire Bank (the "Bank") and Berkshire Insurance Group, but exclude its wholly-owned subsidiary Berkshire Hills Capital Trust I, which is accounted for using the equity method.  The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the year.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, tax related assets and liabilities, and the carrying value of goodwill and other intangible assets.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
Net income applicable to common stock	$4,942	$4,818

Average number of common shares outstanding	8,752	8,578
Adjustment for average unallocated SERP and ESOP shares	-	6
Less: average number of unvested stock award shares	(90)	(108)
Average number of basic shares outstanding	8,662	8,476
Plus: average number of unvested stock award shares	90	108
Plus: average number of dilutive shares based on stock options	90	171
Average number of diluted shares outstanding	8,842	8,755

Basic earnings per share	$0.57	$0.57
Diluted earnings per share	$0.56	$0.55

Recent Accounting Pronouncements

Statements of Financial Accounting Standards (“SFAS”)

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Adoption of SFAS 155 on January 1, 2007 did not have a significant impact on the Company's financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date, and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  Adoption of SFAS 156 on January 1, 2007 did not have a significant impact on the Company's financial statements.

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

SFAS No. 159, “The Fair Value Option for FinancialAssets and Financial Liabilities.” SFAS 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument -by-instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. This Statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management is currently analyzing the impact of making this election for any of the Company’s eligible financial assets or liabilities.

Financial Accounting Standards Board (“FASB”) Interpretation and Task Force Issue

FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.”   The Company adopted the provisions of FIN 48 effective January 1, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company's financial statements.  The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

EITF No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.”  In March 2007, the EITF reached a final consensus on Issue No. 06-10 (“EITF 06-10”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company is in the process of evaluating the potential impacts of adopting EITF 06-10 on its financial statements.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES

A summary of securities follows:

	Amortized	Fair
(In thousands)	Cost	Value
March 31, 2007
Securities Available for Sale
Debt securities:
Municipal bonds and obligations	$62,730	$63,465
Mortgage-backed securities, other	91,431	90,956
Other bonds and obligations	14,207	14,218
Total debt securities	168,368	168,639
Equity securities:
Federal Home Loan Bank stock	19,720	19,720
Other equity securities	2,551	3,095
Total equity securities	22,271	22,815
Total securities available for sale	190,639	191,454

Securities Held to Maturity
Municipal bonds and obligations	34,119	33,581
Mortgage-backed securities	4,033	3,953
Total securities held to maturity	38,152	37,534
Total securities	$228,791	$228,988

	Amortized	Fair
(In thousands)	Cost	Value
December 31, 2006
Securities Available for Sale
Debt securities:
Municipal bonds and obligations	$63,788	$64,503
Mortgage-backed securities	85,102	84,334
Other bonds and obligations	20,392	20,439
Total debt securities	169,282	169,276
Equity securities:
Federal Home Loan Bank stock	21,766	21,766
Other equity securities	2,921	3,164
Total equity securities	24,687	24,930
Total securities available for sale	193,969	194,206

Securities Held to Maturity
Municipal bonds and obligations	35,572	35,286
Mortgage-backed securities	4,396	4,400
Total securities held to maturity	39,968	39,686
Total securities	$233,937	$233,892

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Loans consisted of the following:

	March 31, 2007	December 31, 2006
(Dollars in millions)	Balance	Balance
Residential mortgages:
1 - 4 Family	$574	$567
Construction	34	32
Total residential mortgages	608	599

Commercial mortgages:
Construction	132	130
Single and multi-family	66	65
Other commercial mortgages	392	372
Total commercial mortgages	590	567

Commercial business loans	189	190
Total commercial loans	779	757

Consumer loans:
Auto	202	196
Home equity and other	141	147
Total consumer loans	343	343
Total loans	$1,730	$1,699

4.	LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Balance at beginning of period	$19,370	$13,001
Provision for loan losses	750	290
Loans charged-off	(627)	(331)
Recoveries	159	130
Balance at end of period	$19,652	$13,090

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DEPOSITS

A summary of period end time deposits is as follows:

	March 31, 2007	December 31, 2006
(Dollars in millions)	Balance	Balance
Time less than $100,000	$381	$370
Time $100,000 or more	294	280
Brokered time	29	42
Total time deposits	$704	$692

6.	REGULATORY CAPITAL

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	March 31, 2007	December 31, 2006	to be Well Capitalized

Total capital to risk weighted assets	10.3%	10.3%	10.0%

Tier 1 capital to risk weighted assets	9.2	9.1	6.0

Tier 1 capital to average assets	7.8	7.7	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

7.	STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2007 is presented in the following table:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2006	93	$30.98	586	$20.62
Granted	34	33.75	20	33.46
Stock options exercised	-	-	(71)	15.26
Stock awards vested	(40)	30.76	-	-
Forfeited	(2)	34.15	(1)	22.30
Balance, March 31, 2007	85	$32.11	534	$21.81

During the three months ended March 31, 2007 and 2006, proceeds from stock option exercises totaled $1.1 million and $1.2 million, respectively. During the three months ended March 31, 2007, there were 105,000 shares issued in connection with stock option exercises and non-vested stock awards.  All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $346 thousand and $421 thousand during the three months ended March 31, 2007 and 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Back to Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	OPERATING SEGMENTS

The Company has two reportable operating segments, Banking and Insurance, that are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp.  Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services.  Insurance includes the activities of Berkshire Insurance Group, which provides commercial and consumer insurance services.  The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp.  There are no income statement eliminations and the total consolidated average assets are net of eliminations of $274 million in 2007 and $270 million in 2006.

The accounting policies of each reportable segment are the same as those of the Company.  The Insurance segment and the Parent reimburse the Bank for administrative services provided to them.  Income tax expense for the individual segments is calculated based on the activity of the segments, and the Parent records the tax expense or benefit necessary to reconcile to the consolidated total.  The Parent does not allocate capital costs.

A summary of the Company’s operating segments was as follows:

				Total
(In thousands)	Banking	Insurance	Parent	Consolidated
Three Months Ended March 31, 2007
Net interest income	$15,730	$-	$(540)	$15,190
Provision for loan losses	750	-	-	750
Non-interest income	3,100	5,137	-	8,237
Non-interest expense	12,759	2,500	150	15,409
Income (loss) before income taxes	5,321	2,637	(690)	7,268
Income tax expense	1,506	820	-	2,326
Net income (loss)	$3,815	$1,817	$(690)	$4,942

Average assets (in millions)	$2,123	$30	$278	$2,430

				Total
(In thousands)	Banking	Insurance	Parent	Consolidated
Three Months Ended March 31, 2006
Net interest income	$14,851	$-	$(243)	$14,608
Provision for loan losses	290	-	-	290
Non-interest income	3,181	910	-	4,091
Non-interest expense	10,586	480	159	11,225
Income (loss) before income taxes	7,156	430	(402)	7,184
Income tax expense	2,083	158	125	2,366
Net income (loss)	$5,073	$272	$(527)	$4,818

Average assets (in millions)	$2,043	$5	$266	$2,314

Back to Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with Management’s Discussion and Analysis included in the 2006 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.  Operating results discussed herein are not necessarily indicative of the results for the year ending December 31, 2007 or any future period.   In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate.

Berkshire Hills Bancorp, Inc. is the holding company for Berkshire Bank. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts with branches serving communities throughout Western Massachusetts and Northeastern New York. The Bank is transitioning into a regional bank and is positioning itself as the financial institution of choice in its retail and commercial markets, delivering exceptional customer service and a broad array of competitively priced deposit, loan, insurance, wealth management and trust services, and investment products.  Berkshire Hills Bancorp is also the holding company for Berkshire Insurance Group, which sells all lines of insurance (personal, commercial, employee benefits, and life insurance) in ten locations in Massachusetts and in affiliation with the branch offices of Berkshire Bank.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. and subsidiaries. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our ability to predict results or the actual effects of our plans and strategies are inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. - “Risk Factors” in this Form 10-Q, and in other reports filed with the Securities and Exchange Commission. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to: general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business; conditions in the securities markets or the banking industry; changes in interest rates and energy prices, which may affect our net income or future cash flows; changes in deposit flows, and in demand for deposit, loan, and investment products and other financial services in our local markets; changes in real estate values, which could impact the quality of the assets securing our loans; changes in the quality or composition of the loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers; the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future; changes in accounting principles,

Back to Index

policies, practices, or guidelines; changes in legislation and regulation; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which we are highly dependent; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND NEW ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2006 Form 10-K. Please see those policies in conjunction with this discussion.   The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements.

Accounting policies related to the allowance for loan losses, income taxes, and goodwill and identifiable intangible assets are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Critical Accounting Policies" and "Loan Loss Allowance" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2006, except for the implementation of FIN 48, which did not have a significant impact on the Company’s financial statements.

Please refer to the note on Recent Accounting Pronouncements in Note 1 to the financial statements of this report for a detailed discussion of new accounting pronouncements.

Back to Index

Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended
	March 31,
	2007	2006
Performance Ratios:
Return on average assets	0.92%	0.94%
Return on average equity	7.57	7.64
Net interest margin	3.24	3.27
Stockholders' equity/total assets	12.10	12.04

Period Growth (annualized):
Total loans	7%	9%
Total deposits	3	23

Financial Data: (In millions)
Total assets	$2,175	$2,056
Total loans	1,730	1,453
Other earning assets	230	415
Total intangible assets	121	99
Deposits	1,535	1,451
Borrowings and debentures	367	352
Stockholders' equity	263	248

Asset Quality Ratios:
Net charge-offs (annualized)/average loans	0.11%	0.06%
Loan loss allowance/total loans	1.14	0.90
Nonperforming assets/total assets	0.39	0.04

Per Share Data:
Earnings - diluted	$0.56	$0.55
Dividends declared	0.14	0.14
Book value	29.87	28.79
Common stock price:
High	34.82	36.08
Low	32.34	32.37
Close	33.65	34.94

For the Period: (In thousands)
Net interest income	$15,190	$14,608
Provision for loan losses	750	290
Non-interest income	8,237	4,091
Non-interest expense	15,409	11,225
Net income	4,942	4,818

(1) All performance ratios are annualized and based on average balance sheet amounts where applicable.

Back to Index

Average Balances and Average Yields/Rate

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended March 31,
	2007		2006
	Average	Yield/Rate	Average	Yield/Rate
(Dollars in millions)	Balance	(FTE basis)	Balance	(FTE basis)
Assets
Loans
Residential mortgages	$604	5.29%	$555	5.09%
Commercial mortgages	578	7.47	428	7.23
Commercial business loans	188	8.09	153	7.46
Consumer loans	340	6.97	298	6.61
Total loans	1,710	6.76	1,434	6.21

Securities and other	233	6.06	420	4.96
Total earning assets	1,943	6.63	1,854	5.99
Other assets	212		190
Total assets	$2,155		$2,044

Liabilities and stockholders' equity
Deposits
NOW deposits	$142	1.54%	$141	1.01%
Money market deposits	294	3.63	270	3.12
Savings deposits	199	1.06	218	0.76
Time deposits	703	4.77	611	3.92
Total interest-bearing deposits	1,338	3.62	1,240	2.86
Borrowings and debentures	376	4.67	380	3.96
Total interest-bearing liabilities	1,714	3.85	1,620	3.12
Non-interest-bearing demand deposits	171		169
Other liabilities	8		5
Total liabilities	1,893		1,794

Stockholders' equity	262		250
Total liabilities and stockholders' equity	$2,155		$2,044

Interest rate spread		2.78%		2.87%
Net interest margin		3.24%		3.27%

Supplementary Data
Total deposits	$1,509		$1,409
Fully taxable equivalent income adjustment (in thousands)	553		494

(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance of investment securities is based on amortized cost.

Back to Index

SUMMARY

First quarter net income increased by $124 thousand (3%) to $4.94 million in 2007 compared to 2006.  First quarter diluted earnings per share increased to $0.56 in 2007 compared to $0.55 in 2006.  First quarter financial highlights included:

•	450% increase in insurance fee income
•	21% increase in other fee income
•	12% annualized commercial loan growth
•	7% annualized total loan growth
•	7% annualized deposit growth excluding managed run-off of $13 million in brokered time deposits (3% annualized growth in total deposits)
•	4% increase in net interest income
•	Nonperforming loans were 0.39% of assets, compared to 0.35% at year-end 2006
•	Annualized net charge-offs were 0.11% of average loans for the quarter

Insurance fees more than quadrupled due to the insurance agency acquisitions in the fourth quarter of 2006.  This more than doubled non-interest income, boosting non-interest income to 35% of total net revenue.  This was an important milestone in the Company’s efforts to diversify its revenue sources, defend against a persistent inverted yield curve, and increase the product mix that the Company offers in its markets.  Balance sheet growth included 12% annualized growth in commercial loans, which resulted in 7% annualized growth of total loans.  Deposits grew by 3% annualized, and annualized deposit growth measured 7%, exclusive of managed run-off of brokered time deposits. Year-over-year first quarter average transaction deposits increased by 1%, and net interest income increased by 4%.  The Company continued to emphasize credit quality.  It has no subprime lending programs and its annualized loan charge-off rate was at 0.11% in the first quarter of 2007.

The Company unveiled its new branding and culture statement as “America’s Most Exciting Bank”SM in the first quarter, and it was encouraged by the initial response to its vision of creating an engaging and exciting financial services environment.  The Company opened three new branches in its New York region during the quarter, and a fourth branch was opened at the beginning of May.  This brought the total branch count to 31, an increase of 15% from the beginning of the year.  First quarter net income included after-tax expenses of $0.06 per share related to the de novo branch program, which the Company views as an investment in franchise expansion.   During the first quarter, the Company announced that Kevin P. Riley will become its Executive Vice President and Chief Financial Officer, effective August 1, 2007.  Mr. Riley served with KeyCorp for twenty-one years, including serving as Executive Vice President and Chief Financial Officer of KeyBank National Association, KeyCorp’s flagship community bank, from 1996 to 2002.  The Company also announced important leadership appointments in Commercial Banking, Retail Banking, and Consumer Lending.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND DECEMBER 31, 2006

Balance Sheet Summary. Total assets increased at a 5% annualized rate to $2.17 billion during the first quarter of 2007 due to 7% annualized loan growth.  This was funded by deposit growth (3% annualized) and higher borrowings (8% annualized growth).  Stockholders’ equity increased at an 8% annualized rate by $5 million, which was also the approximate amount of net income for the first quarter.

Assets.  The $25 million increase in assets was due to the $31 million increase in loans to $1.73 billion.  Most categories of loans increased.  Loan growth was led by commercial mortgages, which increased by $23 million (16% annualized).   A $6 million (16% annualized) decrease in home equity and other consumer loans was related in part to the expiration of certain introductory rate offerings.  The Company introduced a home equity line campaign in the first quarter to promote growth in home equity borrowings.

Asset quality remained well-controlled during the quarter.  The Company does not offer subprime lending programs.  The average FICO scores on its consumer auto loans have increased in each of the last four quarters, reaching an average of 728 in the first quarter of 2007.  The annualized rate of net loan charge-offs was 0.11% during the quarter.  Total nonperforming assets increased slightly during the quarter to 0.39% of total assets from 0.35% at year-end 2006.  Nonperforming assets totaled $8.5 million, and included one $6.0 million commercial relationship at

Back to Index

both dates, which is in bankruptcy.  All other nonperforming assets were 0.12% of total assets at quarter-end, compared to 0.07% at year-end 2006.  Total accruing delinquent loans were 0.38% of total loans at quarter-end, compared to 0.26% at year-end 2006.  The loan loss allowance remained flat at 1.14% of total loans during the first quarter of 2007.  The allowance included a $1.0 million impaired loan reserve on the above mentioned nonperforming commercial relationship; this reserve was increased by $500 thousand during the quarter.  The Company had no foreclosed real estate at March 31, 2007.

Liabilities.  Total deposits increased by $13 million to $1.54 billion during the first quarter of 2007.  Excluding $13 million of planned run-off of brokered time deposits, total deposits increased by $26 million (7% annualized).   Deposit growth included an increase of $14 million (51% annualized) to $122 million in the de novo New York branch program.  Excluding the brokered time deposit runoff, Massachusetts deposits increased by $12 million (4% annualized).  Balances of non-maturity accounts were flat during the quarter, with funds shifting into money market accounts from other non-maturity accounts.  Growth in time deposits provided the overall deposit growth, with in-market time deposits increasing by $25 million (15% annualized) and more than offsetting the planned decline in brokered time deposits.  Total borrowings increased by $7 million (8% annualized) to $352 million to provide supplemental funds for loan growth.  The Company paid down its unsecured bank note from $15 million to $10 million during the quarter and extended the maturity to October, 2007.

Equity.  Stockholders’ equity increased by $5 million (8% annualized) to $263 million due primarily to the benefit of retained earnings. Book value per share increased to $29.87 at quarter end.  The ratio of total equity to assets increased to 12.10% from 12.01% during the quarter.  The Company repurchased 11,000 shares of common stock during the first quarter.  During the quarter, the Bank received permission from its regulators to pay dividends to the Company in an aggregate amount of $10 million in 2007 subject to various conditions, including that the Bank maintain its “well capitalized” classification after factoring in the payments.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006

Net Income.  First quarter net income increased by $124 thousand (3%) to $4.94 million in 2007 compared to 2006.  First quarter diluted earnings per share increased to $0.56 in 2007 compared to $0.55 in 2006.  Seasonal fee income on recently acquired insurance agencies offset the higher carrying costs of the New York de novo branch program and higher overhead related to the transition to a regional bank.  The Company views the costs of its de novo branch program as an important investment in franchise expansion.  A $582 thousand increase in net interest income due to loan growth offset a $460 thousand increase in the loan loss provision due to loan growth and higher pool reserves.  The return on assets was 0.92% in 2007 compared to 0.94% in 2006.  The return on equity was 7.6% in both years.  Net income in the first quarter of 2007 included $837 thousand in non-interest expense related to the de novo New York branch program and $662 thousand in expense for the amortization of intangible assets.  Before these expenses, the adjusted cash operating return on equity was approximately 8.9%, which the Company regards as a measure of its ongoing cash return on invested capital before its investment in franchise expansion.

Total Net Revenue.   Total first quarter net revenues increased by $4.7 million (25%) in 2007 to $23.4 million from $18.7 million in 2006.   The increase in net revenue included a $582 thousand (4%) increase in net interest income, accompanied by a $4.6 million (143%) increase in fee income due primarily to insurance fee growth.

Net Interest Income.  The 4% increase in net interest income was due to 5% growth in average earning assets in the first quarter of 2007, compared to the same quarter of 2006.  The growth in average earning assets was due to a $276 million (19%) increase in average loans.  This more than offset a $187 million (45%) decrease in average investments due primarily to the securities restructuring in September and October of 2006.

The net interest margin decreased to 3.24% from 3.27% for these periods due primarily to time account repricings, along with the ongoing impact of the shifting of funds into higher yielding money market and time accounts.  The Company is promoting lower cost transaction accounts to help offset margin pressures and to provide increased cross-selling opportunities.  The Company is also promoting money market accounts to provide more relationship benefits compared to time accounts.  The net interest margin in the most recent quarter also included a negative impact of about 0.06% due to the cost of borrowings to finance the insurance agency acquisitions in the fourth quarter of 2006.  The margin benefited from the securities restructuring at the beginning of the same quarter.

Back to Index

Both asset yields and liability costs have increased in each quarter during the last year due to the lagged impact of interest rate increases which were primarily related to seventeen consecutive hikes in the federal funds interest rate by the Federal Reserve Bank over a two year period which ended at mid-year in 2006.  The net interest margin has also been impacted by the inverted yield curve, which lowers the spread between lending rates and deposit costs.  Net interest income had risen from $14.6 million in the first quarter of 2006 to $15.6 million in the fourth quarter, and then declined to $15.2 million in the most recent quarter.  Also contributing to this trend were changes in the volume of lower costing average non-maturity deposits, which had increased in each quarter of 2006 and then decreased by 2% in the most recent quarter, compared to the linked quarter.

Non-Interest Income.  Total first quarter non-interest income increased by $4.1 million (101%) to $8.2 million in 2007 compared to $4.1 million in 2006.  This increase was primarily due to a $4.1 million (450%) increase in insurance fee revenue, following the acquisition of five affiliated insurance agencies in the fourth quarter of 2006.  Insurance revenues are seasonally weighted towards the first half of the year, primarily due to contingent revenues which are received in the first and second quarters.   Contingent insurance revenues totaled $2.5 million in the first quarter of 2007, compared to $0.3 million in the first quarter of 2006.  All other fee revenues increased by $474 thousand (21%) reflecting growth in all areas.  Deposit service fee growth of 18% included the benefit of new fee based convenience services implemented in the fourth quarter of 2006.  Wealth management fee growth of 22% resulted primarily from growth in assets under management, which increased at a 13% annualized rate during the quarter to $510 million at quarter-end. Net securities gains decreased due to the liquidation of most marketable equity securities in 2006.

Provision for Loan Losses.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition.  The first quarter provision for loan losses totaled $750 thousand in 2007, compared to $290 thousand in 2006.  This increase reflected higher loan balances and pool reserving ratios.  The first quarter loan loss provision of $750 thousand measured 160% of net charge-offs during the quarter.

Non-Interest Expense and Income Tax Expense.  First quarter non-interest expense increased by $4.2 million (37%) in 2007 compared to 2006.  This increase reflected a $2.0 million increase related to higher insurance operating expenses following the acquisition of five insurance agencies in the fourth quarter of 2006.  It further reflected a $0.6 million increase for the higher carrying costs related to the opening of six new branches in the de novo New York branch program since the beginning of 2006. Additionally, it included an increase of $1.6 million (15%) in all other non-interest expense related to higher overhead for the Company’s transition into a regional bank, together with initiatives to develop sales, products, and new branding.  The first quarter expense increase was more than offset by the benefit of positive operating leverage related to higher revenues previously noted.

Total salaries and benefits increased by $2.9 million (51%), including a $1.5 million insurance related increase and a $0.4 million impact of lower salary deferrals on originated loans as a result of lower volume.  Total first quarter marketing and advertising expense increased by $0.4 million due primarily to the new branding program.  Estimated FDIC premium expense of $0.2 million in the most recent quarter was offset by a transitional credit which was estimated to be approximately $1.1 million as of year-end 2006.  First quarter 2007 non-interest expense included nonrecurring charges totaling $153 thousand on the sale of swaps related to brokered time deposits.  First quarter costs of the de novo branch program in New York totaled $837 thousand in 2007, compared to $230 thousand in 2006.  These costs equated to $0.06 per share in 2007 and are viewed by the Company as an investment in franchise growth.   The first quarter effective tax rate decreased to 32.0% in 2007 from 32.9% in 2006, and was consistent with the rate in the linked quarter.

Results of Segment Operations.  The Company acquired five affiliated insurance agencies in the fourth quarter of 2006.  The Company had not previously established operating segments for the purposes of financial statement disclosure.  Due to the change in the composition of the Company’s business as a result of the insurance agency acquisitions, the Company has designated two operating segments for financial statement disclosure: banking and insurance.  Additional information about the Company’s accounting for segment operations is contained in Note 8 to the financial statements.

One of the Company's strategies is to emphasize fee income growth to diversify revenues, enhance customer benefit, and reduce reliance on net interest income where margins are under pressure.  The Company's acquisition of insurance agencies in the fourth quarter of 2006 was a significant step in implementing this strategy.  The first

Back to Index

quarter net profit of the insurance segment increased by $1.5 million due to the impact of the acquired insurance agencies.  Additionally, the acquired agencies have a significant seasonality to revenues and earnings due to the impact of annual contingency revenues which are received in the first half of the year.  The first quarter income of the insurance segment is expected to be the highest quarterly income of this segment in 2007 due to this seasonality.  The increase in insurance segment income more than offset the $1.3 million decrease in earnings from the banking segment.  This change included after-tax impacts of $0.4 million related to higher costs of the expanded de novo program, $0.3 million related to a higher loan loss provision, $0.3 million due to lower net securities gains/losses and nonrecurring expenses, and $0.3 million after tax related to branding related costs.

Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet.  Comprehensive income includes changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale.  The change in accumulated other comprehensive income was $0.2 million in the first quarter of 2007 compared to a loss of $2.1 million in the first quarter of 2006 primarily due to changes in bond prices as a result of interest rate changes.  The Company recorded $5.1 million in total comprehensive income in the first quarter of 2007, compared to $2.7 million in the first quarter of 2006.

Liquidity and Cash Flows. The Company’s primary sources of funds were deposit growth and borrowings in the first quarter of 2007.   The primary use of funds was loan growth.  Net deposit and loan growth are expected to continue to be significant sources and uses of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. Berkshire Hills Bancorp’s primary routine sources of funds are expected to be dividends from Berkshire Bank and Berkshire Insurance Group.  The holding company also receives cash from the exercise of stock options and uses cash for dividends, stock repurchases and debt service.  Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2006 Form 10-K in Item 7.

Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity.  At March 31, 2007, Berkshire Bank continued to be classified as “well capitalized.”  Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2006 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations.  In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2006 Form 10-K. For the three months ended March 31, 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  Information relating to payments due under contractual obligations is presented in the 2006 Form 10-K.  There were no material changes in the Company’s payments due under contractual obligations during the first three months of 2007.

Back to Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure from that contained in the Company’s 2006 10-K for the fiscal year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. During the first quarter of 2007, the Controller also carried the duties of Interim Chief Financial Officer while the Company was recruiting to fill a vacancy in the position of Chief Financial Officer.  This change was not a response to an identified significant deficiency or material weakness. There was no other change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business.  Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended March 31, 2007.

(b)	Not applicable.

(c)	The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2007.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2007	11,027	$33.70	11,027	273,973
February 1-28, 2007	-	-	-	273,973
March 1-31, 2007	189	34.61	189	273,784
Total	11,216	$34.16	11,216	273,784

On February 23, 2006, the Company authorized a new plan to purchase up to 300,000 shares from time to time, subject to market conditions.  This repurchase plan will continue until it is completed or terminated by the Board of Directors.  There were no other stock purchase plans in effect at March 31, 2007, and the Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.  As of March 31, 2007, there have been 26,216 shares purchased pursuant to the current plan.  The shares purchased in the first quarter represent outstanding shares delivered to pay for the taxes upon the vesting of stock grant awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

Back to Index

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)

3.2	Bylaws of Berkshire Hills Bancorp, Inc.(2)

4.1	Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
___________________________________________
(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2006.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: May 9, 2007	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer
and Director

Dated: May 9, 2007	By:	/s/ John S. Millet
John S. Millet
Senior Vice President, Interim Chief Financial Officer
and Treasurer