Form 10-Q
period 2007-06-30
BERKSHIRE HILLS BANCORP INC
filed 2007-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Click here for printer friendly version
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐  No ☒

The Registrant had 8,855,308 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2007.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

Index

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED  BALANCE SHEETS
	June 30,	December 31,
(In thousands, except share data)	2007	2006
Assets
Total cash and cash equivalents	$25,913	$30,985
Securities available for sale, at fair value	184,122	194,206
Securities held to maturity, at amortized cost	39,642	39,968

Residential mortgages	618,442	599,273
Commercial mortgages	594,974	567,074
Commercial business loans	172,299	189,758
Consumer loans	344,527	342,882
Total loans	1,730,242	1,698,987
Less: Allowance for loan losses	(19,151)	(19,370)
Net loans	1,711,091	1,679,617

Premises and equipment, net	31,537	29,130
Goodwill	105,051	104,531
Other intangible assets	15,474	16,810
Cash surrender value of life insurance policies	30,836	30,338
Other assets	25,966	24,057
Total assets	$2,169,632	$2,149,642

Liabilities and Stockholders' Equity
Liabilities
Demand deposits	$178,673	$178,109
NOW deposits	134,978	153,087
Money market deposits	323,838	297,155
Savings deposits	195,439	202,213
Total non-maturity deposits	832,928	830,564
Brokered time deposits	29,098	41,741
Other time deposits	666,488	649,633
Total time deposits	695,586	691,374
Total deposits	1,528,514	1,521,938
Borrowings	353,083	345,005
Junior subordinated debentures	15,464	15,464
Other liabilities	6,219	9,074
Total liabilities	1,903,280	1,891,481

Stockholders' equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized; 10,600,472 shares issued)	106	106
Additional paid-in capital	202,441	200,975
Unearned compensation	(2,805)	(1,896)
Retained earnings	112,621	105,731
Accumulated other comprehensive (loss) income	(1,274)	92
Treasury stock, at cost (1,758,149 shares at June 30, 2007
and 1,887,068 at December 31, 2006)	(44,737)	(46,847)
Total stockholders' equity	266,352	258,161
Total liabilities and stockholders' equity	$2,169,632	$2,149,642

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest and dividend income
Loans	$29,152	$24,017	$57,674	$46,373
Securities and other	2,842	4,195	5,790	8,909
Total interest and dividend income	31,994	28,212	63,464	55,282
Interest expense
Deposits	12,318	9,843	24,267	18,599
Borrowings and junior subordinated debenture	4,638	3,911	8,969	7,617
Total interest expense	16,956	13,754	33,236	26,216
Net interest income	15,038	14,458	30,228	29,066
Non-interest income
Insurance commissions and fees	3,786	581	8,777	1,489
Deposit service fees	1,788	1,383	3,302	2,669
Wealth management fees	968	772	1,887	1,528
Loan service fees	48	125	357	351
Total fee income	6,590	2,861	14,323	6,037
Other	303	520	726	938
Gain on sale of securities, net	-	529	81	1,026
Total non-interest income	6,893	3,910	15,130	8,001
Total net revenue	21,931	18,368	45,358	37,067
Provision for loan losses	100	600	850	890
Non-interest expense
Salaries and employee benefits	8,230	5,758	16,741	11,411
Occupancy and equipment	2,385	1,822	4,871	3,753
Marketing, data processing, and professional services	2,116	1,595	4,063	3,225
Non-recurring expense	-	385	153	385
Amortization of intangible assets	662	478	1,324	956
Other	1,710	1,600	3,360	3,133
Total non-interest expense	15,103	11,638	30,512	22,863

Income from continuing operations before income taxes	6,728	6,130	13,996	13,314
Income tax expense	2,152	1,888	4,478	4,254
Net income from continuing operations	4,576	4,242	9,518	9,060

Income from discontinued operations before income taxes	-	359	-	359
Income tax expense	-	138	-	138
Net income from discontinued operations	-	221	-	221
Net income	$4,576	$4,463	$9,518	$9,281

Basic earnings per share
Continuing operations	$0.52	$0.50	$1.09	$1.07
Discontinued operations	-	0.02	-	0.02
Total	$0.52	$0.52	$1.09	$1.09

Diluted earnings per share
Continuing operations	$0.52	$0.48	$1.07	$1.03
Discontinued operations	-	0.03	-	0.03
Total	$0.52	$0.51	$1.07	$1.06
Weighted average shares outstanding
Basic	8,732	8,513	8,697	8,492
Diluted	8,875	8,760	8,855	8,758

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Six Months Ended June 30,
(In thousands)	2007	2006

Total stockholders' equity at beginning of period	$258,161	$246,066
Comprehensive income:
Net income	9,518	9,281
Change in net unrealized loss on securities available-for-sale,
net of reclassification adjustments and tax effects	(1,437)	(4,152)
Net gain (loss) on derivative instruments	71	(36)
Total comprehensive income	8,152	5,093
Cash dividends declared ($0.28 per share in 2007 and $0.42 per share in 2006)	(2,456)	(3,613)
Treasury stock purchased	(385)	(2,279)
Exercise of stock options	1,457	1,655
Reissuance of treasury stock-other	1,641	1,608
Stock-based compensation	76	120
Tax benefit from stock compensation	615	574
Change in unearned compensation	(909)	(974)
Total stockholders' equity at end of period	$266,352	$248,250

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$9,518	$9,281
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	850	890
Depreciation, amortization, and deferrals, net	2,833	2,830
Stock-based compensation	807	756
Excess tax benefits from stock-based payment arrangements	(615)	(574)
Increase in cash surrender value of bank-owned life insurance policies	(498)	(540)
Net gains on sales of securities and loans, net	(81)	(1,026)
Net change in all other assets	(3,731)	(2,550)
Net change in other liabilities	(2,855)	1,530
Net cash provided by continuing operating activities	6,228	10,597
Net cash provided by discontinued operating activities	-	359
Net cash provided by operating activities	6,228	10,956

Cash flows from investing activities:
Sales of securities available for sale	2,046	17,243
Proceeds from maturities, calls, and prepayments - securities available for sale	15,982	28,961
Purchases of securities available for sale	(10,169)	(14,209)
Proceeds from maturities, calls, and prepayments - securities held to maturity	5,736	7,700
Purchases of securities held to maturity	(5,411)	(20,318)
Increase in loans, net	(31,004)	(135,803)
Capital expenditures	(4,006)	(3,617)
Proceeds from sale of fixed assets	-	370
Total net cash used by investing activities	(26,826)	(119,673)

Cash flows from financing activities:
Net increase in deposits	6,576	92,285
Proceeds from Federal Home Loan Bank ("FHLB") advances	79,325	177,014
Repayments of Federal Home Loan Bank advances	(66,247)	(161,766)
Repayment of bank note	(5,000)	-
Treasury stock purchased	(385)	(2,279)
Proceeds from reissuance of treasury stock	3,098	3,263
Excess tax benefits from stock-based payment arrangements	615	574
Cash dividends paid	(2,456)	(2,406)
Net cash provided by financing activities	15,526	106,685

Net change in cash and cash equivalents	(5,072)	(2,032)
Cash and cash equivalents at beginning of period	30,985	31,087
Cash and cash equivalents at end of period	$25,913	$29,055

Supplemental cash flow information:
Interest paid on deposits	$24,472	$18,550
Interest paid on borrowed funds	8,917	7,765
Income taxes paid, net	5,006	1,239

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           GENERAL

Basis of Presentation and Consolidation, and Use of Estimates

The consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries: Berkshire Bank (the "Bank") and Berkshire Insurance Group, but exclude its wholly-owned subsidiary Berkshire Hills Capital Trust I, which is accounted for using the equity method.  The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the year.

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

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net income applicable to common stock	$4,576	$4,463	$9,518	$9,281

Average number of common shares outstanding	8,831	8,613	8,791	8,596
Less: average number of unvested stock award shares	(99)	(100)	(94)	(104)
Average number of basic shares outstanding	8,732	8,513	8,697	8,492
Plus: average number of unvested stock award shares	99	100	94	104
Plus: average number of dilutive shares based on stock options	44	147	64	162
Average number of diluted shares outstanding	8,875	8,760	8,855	8,758

Basic earnings per share	$0.52	$0.52	$1.09	$1.09
Diluted earnings per share	$0.52	$0.51	$1.07	$1.06

Recent Accounting Pronouncements

Statements of Financial Accounting Standards (“SFAS”)

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

Index

BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.         PENDING MERGER

On  May 14, 2007,  the  Company  entered  into a definitive  merger  agreement  with Factory Point Bancorp,  Inc., the parent company of The Factory Point National Bank of Manchester Center, Vermont, pursuant to which Factory Point Bancorp will  merge with and into Berkshire Hills Bancorp, with the Company being the surviving entity.  Under the terms of the agreement, the stockholders of Factory Point Bancorp will be entitled to elect to receive either $19.50 in cash or 0.5844 shares of the Company's common stock in exchange for each Factory Point Bancorp share held by them, subject to procedures to ensure that 80% of the total shares of Factory Point common stock will be exchanged for Berkshire Hills common stock and that the remainder will be exchanged for cash.  The  completion of the merger is subject  to  approval  by the  stockholders  of  both  companies  and  customary regulatory  approvals.  The merger is expected to close in the third quarter or early in the fourth quarter of 2007.  This merger agreement had no significant effect on the Company's financial statements for the periods presented.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.           SECURITIES

A summary of securities follows:

	Amortized	Fair
(In thousands)	Cost	Value
June 30, 2007
Securities Available for Sale
Debt securities:
Municipal bonds and obligations	$62,331	$61,740
Mortgage-backed securities, other	87,905	86,392
Other bonds and obligations	13,124	13,039
Total debt securities	163,360	161,171
Equity securities:
Federal Home Loan Bank stock	19,720	19,720
Other equity securities	2,549	3,231
Total equity securities	22,269	22,951
Total securities available for sale	185,629	184,122

Securities Held to Maturity
Municipal bonds and obligations	35,940	35,402
Mortgage-backed securities	3,702	3,626
Total securities held to maturity	39,642	39,028
Total securities	$225,271	$223,150

	Amortized	Fair
(In thousands)	Cost	Value
December 31, 2006
Securities Available for Sale
Debt securities:
Municipal bonds and obligations	$63,788	$64,503
Mortgage-backed securities	85,102	84,334
Other bonds and obligations	20,392	20,439
Total debt securities	169,282	169,276
Equity securities:
Federal Home Loan Bank stock	21,766	21,766
Other equity securities	2,921	3,164
Total equity securities	24,687	24,930
Total securities available for sale	193,969	194,206

Securities Held to Maturity
Municipal bonds and obligations	35,572	35,286
Mortgage-backed securities	4,396	4,400
Total securities held to maturity	39,968	39,686
Total securities	$233,937	$233,892

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           LOANS

Loans consisted of the following:

	June 30, 2007	December 31, 2006
(Dollars in millions)	Balance	Balance
Residential mortgages:
1 - 4 Family	$578	$567
Construction	40	32
Total residential mortgages	618	599

Commercial mortgages:
Construction	129	130
Single and multi-family	62	65
Other commercial mortgages	404	372
Total commercial mortgages	595	567

Commercial business loans	172	190
Total commercial loans	767	757

Consumer loans:
Auto	204	196
Home equity and other	141	147
Total consumer loans	345	343
Total loans	$1,730	$1,699

5.           LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses was as follows:

	Six Months Ended June 30,
(In thousands)	2007	2006
Balance at beginning of period	$19,370	$13,001
Provision for loan losses	850	890
Loans charged-off	(1,305)	(695)
Recoveries	236	341
Balance at end of period	$19,151	$13,537

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           DEPOSITS

A summary of period end time deposits is as follows:
	June 30, 2007	December 31, 2006
(Dollars in millions)	Balance	Balance
Time less than $100,000	$376	$370
Time $100,000 or more	291	280
Brokered time	29	42
Total time deposits	$696	$692

7.           REGULATORY CAPITAL

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	June 30, 2007	December 31, 2006	to be Well Capitalized

Total capital to risk weighted assets	10.5%	10.3%	10.0%

Tier 1 capital to risk weighted assets	9.4	9.1	6.0

Tier 1 capital to average assets	8.0	7.7	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

8.           STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2007 is presented in the following table:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2006	93	$30.98	586	$20.62
Granted	49	33.72	20	33.46
Stock options exercised	-	-	(92)	15.90
Stock awards vested	(41)	30.80	-	-
Forfeited	(2)	34.15	(1)	22.30
Balance, June 30, 2007	99	$32.35	513	$21.96

During the six months ended June 30, 2007 and 2006, proceeds from stock option exercises totaled $1.5 million and $1.7 million, respectively. During the six months ended June 30, 2007, there were 141,000 shares issued in connection with stock option exercises and non-vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $807 thousand and $756 thousand during the six months ended June 30, 2007 and 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           OPERATING SEGMENTS

The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp.  Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services.  Insurance includes the activities of Berkshire Insurance Group, which provides commercial and consumer insurance services.  The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp.  There are no income statement eliminations.  The total consolidated average assets are net of eliminations of $269 million and $225 million for the three months ended June 30, 2007 and 2006, respectively and $272 million and $266 million for the six months ended June 30, 2007 and 2006, respectively.

The accounting policies of each reportable segment are the same as those of the Company.  The Insurance segment and the Parent reimburse the Bank for administrative services provided to them.  Income tax expense for the individual segments is calculated based on the activity of the segments, and the Parent records the tax expense or benefit necessary to reconcile to the consolidated total.  The Parent does not allocate capital costs.  Average assets include securities available-for-sale based on amortized cost.

A summary of the Company’s operating segments was as follows:
				Total
(In thousands)	Banking	Insurance	Parent	Consolidated
Three Months Ended June 30, 2007
Net interest income	$15,495	$-	$(457)	$15,038
Provision for loan losses	100	-	-	100
Net interest income after provision for loan losses	15,395	-	(457)	14,938
Non-interest income	3,100	3,793	-	6,893
Non-interest expense	12,303	2,581	219	15,103
Income (loss) from continuing operations before income taxes	6,192	1,212	(676)	6,728
Income tax expense (benefit)	1,892	497	(237)	2,152
Net income (loss)	$4,300	$715	$(439)	$4,576

Average assets (in millions)	$2,151	$32	$273	$2,187

				Total
(In thousands)	Banking	Insurance	Parent	Consolidated
Three Months Ended June 30, 2006
Net interest income	$14,717	$-	$(259)	$14,458
Provision for loan losses	600	-	-	600
Net interest income after provision for loan losses	14,117	-	(259)	13,858
Non-interest income	3,326	584	-	3,910
Non-interest expense	10,913	510	215	11,638
Income (loss) from continuing operations before income taxes	6,530	74	(474)	6,130
Income tax expense (benefit)	2,024	30	(166)	1,888
Net income (loss) from continuing operations	4,506	44	(308)	4,242
Net income from discontinued operations	-	-	221	221
Net income (loss)	$4,506	$44	$(87)	$4,463

Average assets (in millions)	$2,043	$5	$266	$2,089

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           OPERATING SEGMENTS  (continued)

				Total
(In thousands)	Banking	Insurance	Parent	Consolidated
Six Months Ended June 30, 2007
Net interest income	$31,225	$-	$(997)	$30,228
Provision for loan losses	850	-	-	850
Net interest income after provision for loan losses	30,375	-	(997)	29,378
Non-interest income	6,200	8,854	76	15,130
Non-interest expense	25,062	5,081	369	30,512
Income (loss) before income taxes	11,513	3,773	(1,290)	13,996
Income tax expense (benefit)	3,383	1,547	(452)	4,478
Net income (loss)	$8,130	$2,226	$(838)	$9,518

Average assets (in millions)	$2,137	$31	$275	$2,171

				Total
(In thousands)	Banking	Insurance	Parent	Consolidated
Six Months Ended June 30, 2006
Net interest income	$29,567	$-	$(501)	$29,066
Provision for loan losses	890	-	-	890
Net interest income after provision for loan losses	28,677	-	(501)	28,176
Non-interest income	6,508	1,493	-	8,001
Non-interest expense	21,516	973	374	22,863
Income (loss) from continuing operations before income taxes	13,669	520	(875)	13,314
Income tax expense (benefit)	4,347	213	(306)	4,254
Net income (loss) from continuing operations	9,322	307	(569)	9,060
Net income from discontinued operations	-	-	221	221
Net income (loss)	$9,322	$307	$(348)	$9,281

Average assets (in millions)	$2,061	$5	$266	$2,066

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Berkshire Hills Bancorp, Inc. is the holding company for Berkshire Bank - AMERICA'S MOST EXCITING BANK(SM). Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts with branches serving communities throughout Western Massachusetts and Northeastern New York. The Company is a diversified regional financial services company, delivering exceptional customer service and a broad array of competitively priced deposit, loan, insurance, wealth management and trust services and investment products. The Company has entered into a definitive merger agreement to acquire Factory Point Bancorp, Inc., which is located in Southern Vermont.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. and subsidiaries. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our ability to predict results or the actual effects of our plans and strategies are inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 and in Form 10-Q, and in other reports filed with the Securities and Exchange Commission. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to: general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business; conditions in the securities markets or the banking industry; changes in interest rates and energy prices, which may affect our net income or future cash flows; changes in deposit flows, and in demand for deposit, loan, and investment products and other financial services in our local markets; changes in real estate values, which could impact the quality of the assets securing our loans; changes in the quality or composition of the loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers; the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future; changes in accounting principles, policies, practices, or guidelines; changes in legislation and regulation; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which we are highly dependent; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services.

Index

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

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Performance Ratios:
Return on average assets	0.84%	0.85%	0.88%	0.90%
Return on average equity	6.86	7.00	7.27	7.36
Net interest margin	3.15	3.16	3.19	3.21
Stockholders' equity/total assets	12.28	11.56	12.28	11.56

Period Growth (annualized):
Total loans	-%	28%	4%	19%
Total deposits	(2)	4	1	14

Financial Data: (In millions)
Total assets	$2,170	$2,148	$2,170	$2,148
Total loans	1,730	1,551	1,730	1,551
Other earning assets	227	397	227	397
Total intangible assets	121	99	121	99
Deposits	1,529	1,464	1,529	1,464
Borrowings and debentures	369	428	369	428
Stockholders' equity	266	248	266	248

Asset Quality Ratios:
Net charge-offs annualized/average loans	0.14%	0.04%	0.12%	0.05%
Loan loss allowance/total loans	1.11	0.87	1.11	0.87
Nonperforming assets/total assets	0.42	0.04	0.42	0.04

Per Share Data:
Earnings - diluted	$0.52	$0.51	$1.07	$1.06
Dividends declared	0.14	0.28	0.28	0.42
Book value	30.12	28.79	30.12	28.79
Common stock price:
High	34.00	36.39	34.82	36.39
Low	31.43	32.77	31.43	32.37
Close	31.51	35.48	31.51	35.48

For the Period: (In thousands)
Net interest income	$15,038	$14,458	$30,228	$29,066
Provision for loan losses	100	600	850	890
Non-interest income	6,893	3,910	15,130	8,001
Non-interest expense	15,103	11,638	30,512	22,863
Net income	4,576	4,463	9,518	9,281

(1) All performance ratios are annualized and based on average balance sheet amounts where applicable.

Index

Average Balances and Average Yields/Rate

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Average	Yield /	Average	Yield /	Average	Yield /	Average	Yield /
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets
Loans
Residential mortgages	$612	5.36%	$561	5.19%	$608	5.33%	$558	5.14%
Commercial mortgages	593	7.55	450	7.32	586	7.51	440	7.28
Commercial business loans	192	7.81	162	8.07	190	7.95	157	7.78
Consumer loans	344	6.98	313	6.74	342	6.98	305	6.68
Total loans	1,741	6.71	1,486	6.46	1,726	6.74	1,460	6.34

Securities and other	234	5.91	409	4.59	235	5.99	415	4.75
Total earning assets	1,975	6.63	1,895	6.07	1,961	6.63	1,875	6.03
Other assets	212		194		210		191
Total assets	$2,187		$2,089		$2,171		$2,066

Liabilities and stockholders' equity
Deposits
NOW deposits	$140	1.50%	$140	1.02%	$141	1.52%	$141	1.01%
Money market deposits	310	3.73	284	3.36	302	3.68	277	3.24
Savings deposits	196	1.08	208	0.78	198	1.07	213	0.77
Time deposits	704	4.78	644	4.17	703	4.78	627	4.02
Total interest-bearing deposits	1,350	3.66	1,276	3.09	1,344	3.64	1,258	2.96
Borrowings and debentures	386	4.82	380	4.13	381	4.75	380	4.04
Total interest-bearing liabilities	1,736	3.92	1,656	3.33	1,725	3.89	1,638	3.23
Non-interest-bearing demand deposits	178		172		175		170
Other liabilities	7		6		7		6
Total liabilities	1,921		1,834		1,907		1,814

Stockholders' equity	266		255		264		252
Total liabilities and stockholders' equity	$2,187		$2,089		$2,171		$2,066

Interest rate spread		2.71%		2.74%		2.74%		2.80%
Net interest margin		3.15%		3.16%		3.19%		3.21%

Supplementary Data
Total deposits (in millions)	$1,528		$1,448		$1,519		$1,428
Fully taxable equivalent income
adjustment (in thousands)	540		506		1,093		1,000
___________________________________________
(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance of investment securities is based on amortized cost.

Index

SUMMARY

Berkshire’s second quarter 2007 net income was $4.6 million ($0.52 per diluted share), compared to $4.5 million ($0.51 per diluted share) in 2006.  Second quarter net income from continuing operations increased by 8% to $4.6 million in 2007 from $4.2 million in 2006.  For the first half of the year, Berkshire reported 2007 net income of $9.5 million ($1.07 per diluted share) compared to $9.3 million ($1.06 per diluted share) in 2006.  Six month income from continuing operations increased by 5% to $9.5 million in 2007 from $9.1 million in 2006.

Recent highlights include the following (income comparisons are for the second quarter compared to prior year, balance sheet comparisons are to prior quarter):

•	Announced agreement to acquire Factory Point Bancorp in Manchester Center, Vermont
•	Announced planned 7% increase in quarterly cash dividend to 15 cents per share
•	552% increase in insurance commissions and fees
•	28% increase in deposit and wealth management fees
•	18% annualized growth in average demand deposits
•	7% annualized growth in average loans, with 10% growth in average commercial loans
•	The new credit commitment pipeline rose to a record quarter-end level of $127 million
•	7% annualized growth in average deposits excluding $13 million in planned runoff of brokered time deposits; 5% annualized growth in total average deposits
•	Nonperforming assets were 0.42% of assets at quarter-end
•	Annualized net charge-offs were 0.14% of average loans for the quarter
•	Opened the tenth New York region branch, in the town of Glenville

Berkshire produced a 19% increase in second quarter revenues, which contributed to an 8% increase in earnings from continuing operations and higher earnings per share, which totaled $0.52 for the quarter.  Non-interest income rose to 31% of revenue, primarily due to the benefit from recent insurance agency acquisitions.  Berkshire’s diversified fee income growth has more than offset the ongoing impact of tighter interest margins, which had been anticipated.  Growth in average loans and deposits continued in the second quarter, benefiting from Berkshire Bank’s new branding as “America’s Most Exciting BankSM”.  The Bank also opened four new branches this year in its New York region.  Reflecting the momentum of Berkshire’s growth, Berkshire announced a 7% increase in the quarterly cash dividend to stockholders.

During the second quarter, Berkshire announced that it had entered into a definitive merger agreement with Factory Point Bancorp of Manchester Center, Vermont, which merger is subject to the receipt of stockholder and regulatory approvals.  The addition of these seven branches in the attractive Southern Vermont market will bring Berkshire’s total bank branch count to 38, and its total office count to 48 including its 10 insurance offices.  This is an increase from 11 offices just a little more than two years ago and results from a balanced approach to acquisitions along with organic and de novo growth.  While the costs of its de novo New York branch region constrain the Company’s current earnings growth, the Company views this as a valuable investment in its franchise in New York’s growing Capital region and Tech Valley.

The Company’s asset quality remained well controlled in 2007. Berkshire does not engage in subprime lending programs and does not purchase investment securities backed by subprime mortgages.    Berkshire manages its risk profile to maintain a high quality loan portfolio in order to support steady long run earnings growth.  Berkshire’s continuing long run performance was recognized by the Boston Globe in May when, for the seventh year in a row, Berkshire was recognized as one of the 100 top performing Massachusetts-based public companies.

Index

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

Balance Sheet Summary.   Total assets grew at a 2% annualized rate to $2.17 billion from $2.15 billion during the first half of 2007.  Asset growth resulted primarily from loans which grew at a 4% annualized rate to $1.73 billion from $1.70 billion.  Before the outplacement of $23 million in commercial loan balances just prior to mid-year, the annualized growth rate of total loans was 6%.  Total deposits grew at a 1% annualized rate to $1.53 billion from $1.52 billion.  Adjusting for $13 million in planned run-off of brokered time deposits, deposits grew at a 3% annualized rate.  Stockholders’ equity grew at a 6% annualized rate to $266 million from $258 million.

Assets. The $20 million increase in total assets was due to $31 million in net loan growth, offset by a $10 million decrease in investment securities due primarily to run-off of the investment in trust preferred securities.

Loan growth included $28 million in commercial mortgages (10% annualized) and $19 million in residential mortgages (6% annualized).  While commercial construction loans declined slightly, this net change included new construction loans offset in part by existing construction loans converting to closed-end mortgages at the completion of construction.  Commercial business loans decreased by $18 million.  Near the end of the second quarter, the Company reduced its commercial business loans by $23 million due to the outplacement of certain balances which had grown to require fully monitored asset based lending which is outside of the Company’s current risk management parameters.  The change in loan composition also contributed to the lower loan loss provision during the quarter.  Indirect auto loans increased by $8 million (8% annualized) in the first half of 2007; originations of these loans have been slowed due to tighter lending margins.  Home equity and other loans were down 8% for the first half of the year, reflecting lower market demand for these loans following recent prime rate increases.

Berkshire’s commitments for new credit originations more than doubled during the quarter, climbing to a record quarter-end total of $127 million as of June 30, 2007.  This included an increase in residential mortgage commitments from $12 million to $42 million, and an increase in commercial credit commitments from $42 million to $85 million.  A portion of the increased residential mortgage commitments may be sold.  Commercial credit commitments include lines and letters of credit.  Berkshire had $219 million in outstanding commercial construction commitments at mid-year, including $31 million related to subdivision and single family residential construction, $39 million related to condominium construction, and $45 million related to hotel construction.  The Company had $129 million outstanding against these commitments at mid-year.

Asset quality remained well controlled at mid-year.  Berkshire does not offer subprime lending programs.  The average FICO scores on its consumer auto loans have increased in each of the last four quarters, reaching an average of 730 in the most recent quarter.  The annualized rate of net loan charge-offs was 0.12% during the first half of the year.   Nonperforming assets measured 0.42% of total assets at mid-year, compared to 0.35% at the prior year-end.  Nonperforming assets totaled $9.1 million at mid-year, and included one $6.0 million commercial relationship which has an improving outlook based on recent developments.  All other nonperforming assets were 0.14% of total assets.  Accruing delinquent loans were 0.36% of total loans at mid-year, compared to 0.26% six months ago and 0.40% twelve months ago.  The loan loss allowance measured 1.11% of total loans at mid-year, compared to 1.14% at the start of the year.  This change included the impact of the previously noted outplacement of commercial business loans, which had a higher allowance component.  The allowance included a $1.0 million impaired loan reserve on the above mentioned nonperforming commercial relationship. The Company had no foreclosed real estate at mid-year.  All other impaired loans totaled $17 million at mid-year 2007, compared to $8 million at the prior year-end.  The reserve on all other impaired loans was $0.4 million at mid-year, which was little changed from $0.3 million at the prior-year end.  The increase in impaired loans was generally due to several well collateralized performing loans where no loss is expected and balances were conservatively downgraded based on recent financial information.

Index

Liabilities.  The $7 million increase in total deposits in the first half of 2007 included a $20 million increase offset by a $13 million decrease due to planned run-off of brokered time deposits.  The increase in deposits included a $27 million increase in money market deposits and an $11 million increase in time deposits over $100 thousand.  Berkshire has emphasized its promotion of money market deposits, which offer more relationship cross-sale opportunities than time deposits.  During the second quarter, Berkshire also adjusted its time deposit pricing due to some competitive conditions which it viewed as uneconomic.  As a result, time deposits under $100 thousand decreased during the second quarter, but remained up by $6 million for the first half of the year.  Demand deposits increased slightly in the first half of the year, and NOW accounts decreased.  Average demand deposits increased at an 18% annualized rate during the second quarter.  Berkshire emphasizes promotion of transaction deposit accounts which have a lower cost and which provide the most opportunities for other relationship cross-sales.  The total number of demand deposit accounts increased at a 3% annualized rate during the first half of 2007.  Total borrowings increased by $8 million during the first half of the year to provide additional funds to support loan growth.  Growth in borrowings included $10 million in new borrowings with a duration over five years to reduce the gap between assets and liabilities contractually repricing over five years.

Equity.  During the first half of 2007, total stockholders’ equity increased by $8 million (6% annualized) to $266 million due primarily to the benefit of retained earnings.  Total book value per share increased at a 3% annualized rate to $30.12, while the ratio of total equity to assets increased to 12.3% from 12.0%.  During the first half of the year, the Company repurchased 11,405 shares of common stock for an aggregate amount of $385 thousand.  The Company expects to resume purchases of its common stock after the shareholder meeting to vote on the Factory Point acquisition, subject to market conditions and other factors.  Berkshire has 273,595 in shares available to repurchase based on its current approved stock repurchase plan.  After the end of the second quarter, Berkshire announced that it is increasing its quarterly cash dividend on common stock by 7% to 15 cents from 14 cents, beginning with the third quarter dividend.  During the first quarter, the Bank received permission from its regulators to pay dividends to the Company in an aggregate amount of $10 million in 2007 subject to various conditions, including that the Bank maintain its “well capitalized” classification after factoring in the payments.  There were no dividends declared to the Company from the Bank during the first half of the year.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net Income.  Net income increased for both the three and six months ended June 30, 2007 compared to the same periods in 2006.  Net income from continuing operations increased by $0.3 million (8%) and $0.5 million (5%) for these periods, respectively.  Net income increased in the insurance segment, which reported a $0.7 million second quarter income increase and a $1.9 million increase in first half income in 2007 due to the insurance agency acquisitions in the fourth quarter of 2006.  This more than offset the impact on bank earnings of the higher costs related to the expansion of the de novo branch program.  These costs increased by $0.5 million and $1.1 million for the second quarter and first half of 2007 compared to the same periods in 2006.  Earnings in 2007 also benefited from growth in the Bank’s net interest income and non-interest income, along with the impact of a lower loan loss provision in the second quarter.  The first half return on assets was 0.88% and return on equity was 7.3% in 2007, compared to 0.90% and 7.4% in 2006.  Net interest income in the second quarter of 2006 did not include a $0.4 million FHLB dividend, which was received in the third quarter of 2006.

Total Net Revenue.  Net revenue increased by $3.6 million (19%) and $8.3 million (22%) in the second quarter and first half of 2007 compared to the same periods in 2006.  These increases were primarily due to higher insurance revenue of $3.2 million and $7.3 million.  Results in 2006 included net securities gains of $0.5 million in the second quarter and $1.0 million in the first half of the year.  Excluding securities gains, first half net revenue per diluted share increased by 24% to $5.11 in 2007 from $4.12 in 2006.

Index

Net Interest Income.  Net interest income increased by $0.6 million (4%) and $1.2 million (4%) in the second quarter and first half of 2007, compared to the same periods in 2006.  This increase included the $0.4 million impact of the delayed FHLB dividend for the second quarter of 2006 which was not paid until the third quarter of 2006.  The increase also reflected the benefit of growth in average earning assets which was due to loan growth.  Average earning assets increased by $80 million (4%) and $86 million (5%) in the second quarter and first half of 2007, compared to 2006.

The benefit of earning asset growth was partially offset by the impact of a lower net interest margin.  The year-to-year second quarter net interest margin declined to 3.15% from 3.16%, and the decrease would have been to 3.15% from 3.24% if the FHLB dividend had not been delayed.  This tightening reflected the Company’s modest liability sensitivity during a time of rising interest rates, along with shifts in consumer preferences for higher cost money market and time deposit accounts.  Additionally, the Company has been adversely impacted by the inversion of the yield curve, which has reduced the spread between loan yields and deposit costs.

Net interest income had risen from $14.6 million in the first quarter of 2006 to $15.6 million in the fourth quarter, and then declined to $15.2 million in the first quarter of 2007 and $15.0 million in second quarter.  Both asset yields and liability costs had increased in each quarter since the first quarter of 2006 due to the lagged impact of interest rate increases which were primarily related to seventeen consecutive hikes in the federal funds interest rate by the Federal Reserve Bank over a two year period which ended at mid-year in 2006.  Asset yields remained unchanged in the most recent quarter, compared to the trailing quarter.  For these periods, liability costs continued to increase due primarily to scheduled repricings of borrowings.

Berkshire is promoting lower cost transaction accounts to help offset margin pressures and to provide increased cross-selling opportunities.  The Company is also benefiting from its commercial lending activities, which are the fastest growing and highest yielding component of the loan portfolio.  The benefit from the higher loan commitment pipeline and from deposit pricing changes is expected to contribute to net interest income in the second half of 2007.  The net interest margin in 2007 included a negative impact of about 0.05% due to the cost of borrowings to finance the insurance agency acquisitions in the fourth quarter of 2006.  The margin benefited from the securities restructuring at the beginning of that same quarter, which initially generated a benefit of 0.20 – 0.25% towards the net interest margin.

Non-Interest Income.  Total second quarter fee income increased by $3.7 million (130%) in 2007 compared to 2006, and first half fee income increased by $8.3 million (137%).  These increases were primarily due to the insurance agency acquisitions, which produced fee income growth of $3.2 million and $7.3 million in the above periods, respectively.  Insurance fee income is seasonal, with approximately 60 – 65% of total insurance fees received in the first half of the year.  This seasonality includes contingent fee income, which represents 25-30% of total annual insurance fee income.  For the first half of the year, deposit fee income increased by 24% due primarily to additional convenience services which were introduced in the third quarter of 2006.  Wealth management fees grew by 24%, reflecting growth in total assets under management which increased at a 20% annualized rate to $544 million in the first half of 2007.  Net securities gains decreased in 2007 due to the liquidation of most marketable equity securities in 2006.

Provision for Loan Losses.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition.  The second quarter provision for loan losses was $100 thousand in 2007 compared to $600 thousand in 2006.  For the first six months, the provision was $850 thousand in 2007 compared to $890 thousand in 2006.  The provision for the most recent quarter included the impact of the outplacement of certain commercial loan balances and the change in loan composition as previously discussed.  For the first half of the year, the Company recorded higher net charge-offs and lower loan growth in 2007 compared to 2006.

Index

Non-Interest Expense.  Non-interest expense increased by $3.5 million (30%) in the second quarter and by $7.6 million (33%) in the first half of 2007 compared to 2006.  For the first half of the year, additional expense from the acquired insurance agencies totaled $4.1 million, and expenses related to the de novo branch program increased by $1.1 million due to new branches.  The remaining $2.4 million increase (10%) in total non-interest expense was in all other non-interest expense related to higher overhead for the Company’s transition into a regional bank, together with initiatives to develop sales, products, and new branding.  Marketing costs increased by $0.7 million, primarily due to the costs of the new branding campaign, along with additional branch openings.  The total non-interest expense related to the de novo branch program was $1.8 million in the first half of 2007 ($0.12 per diluted share after-tax), compared to $0.7 million in the first half of 2006 ($0.05 per diluted share after-tax).  Berkshire views these costs as an investment in franchise expansion in the attractive Albany and Tech Valley New York area.  Estimated FDIC premium expense of $0.4 million in the first half of 2007 was offset by a transitional credit which was estimated to be approximately $1.1 million as of year-end 2006.  First quarter 2007 non-interest expense included nonrecurring charges totaling $153 thousand on the sale of swaps related to brokered time deposits.

Income from Discontinued Operations and Income Tax Expense. Results for the second quarter of 2006 included $359 thousand of pretax income from discontinued operations from the sale of the Company’s data processing subsidiary in June 2004.  This amount represented the balance of certain contingent sale proceeds held in escrow relating to liabilities which were assumed by the purchaser.  The effective tax rate in the second quarter and first half of 2007 was 32%, compared to 31% and 32% in the same periods of 2006.

Results of Segment Operations.  The Company acquired five affiliated insurance agencies in the fourth quarter of 2006.  The Company had not previously established operating segments for the purposes of financial statement disclosure.  Due to the change in the composition of the Company’s business as a result of the insurance agency acquisitions, the Company has designated two operating segments for financial statement disclosure: banking and insurance.  Additional information about the Company’s accounting for segment operations is contained in Note 9 to the financial statements.

One of the Company's strategies is to emphasize fee income growth to diversify revenues, enhance customer benefit, and reduce reliance on net interest income where margins are under pressure.  The Company's acquisition of insurance agencies in the fourth quarter of 2006 was a significant step in implementing this strategy.  The first half net profit of the insurance segment increased by $1.9 million due to the impact of the acquired insurance agencies.  Additionally, the acquired agencies have a significant seasonality to revenues and earnings due to the impact of annual contingency revenues which are received in the first half of the year.   The increase in insurance segment income more than offset the $1.2 million decrease in earnings from the banking segment.  This change included after-tax impacts of $0.7 million related to higher costs of the expanded de novo program, $0.6 million due to lower net securities gains/losses,  and $0.4 million in higher marketing costs related primarily to branding related costs.

Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet.  Comprehensive income includes changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale.  The change in accumulated other comprehensive income was a loss of $1.4 million in the first half of 2007, compared to a loss of $4.2 million in the first half of 2006 primarily due to changes in bond prices as a result of interest rate changes.  The Company recorded first half total comprehensive income of $8.2 million in 2007, compared to $5.1 million in 2006.

Index

Liquidity and Cash Flows. The Company’s primary sources of funds were deposit growth and borrowings in the first half of 2007.   The primary use of funds was loan growth.  Net deposit and loan growth are expected to continue to be significant sources and uses of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. Berkshire Hills Bancorp’s primary routine sources of funds are expected to be dividends from Berkshire Bank and Berkshire Insurance Group.  The holding company also receives cash from the exercise of stock options and uses cash for dividends, stock repurchases and debt service.  Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2006 Form 10-K in Item 7.  The Company has entered into a definitive agreement to purchase Factory Point Bancorp for consideration comprised 80% of stock and 20% of cash.  The cash component is expected to total approximately $16 million.  Additionally, direct costs of the merger are expected to total about $7 million.  The cash for these expenditures is expected to be provided primarily from borrowings, with dividends from subsidiaries also providing a potential liquidity source.

Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity.  At June 30, 2007, Berkshire Bank continued to be classified as “well capitalized.”  Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2006 Form 10-K.  As noted above, the Company expects to issue stock in exchange for 80% of the shares of Factory Point Bancorp according to the terms of the pending merger agreement.

Off-Balance Sheet Arrangements and Contractual Obligations.  In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2006 Form 10-K. For the six months ended June 30, 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  Information relating to payments due under contractual obligations is presented in the 2006 Form 10-K.  Except for the definitive merger agreement with Factory Point Bancorp, there were no material changes in the Company’s payments due under contractual obligations during the first six months of 2007.  The impact of the Factory Point acquisition is discussed further in the Company’s SEC filings related to this transaction.

Index

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure from that contained in the Company’s 2006 10-K for the fiscal year ended December 31, 2006.

ITEM 4.                CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. As of August 1, 2007, Kevin P. Riley joined Berkshire Hills Bancorp as Executive Vice President, Chief Financial Officer, and Treasurer.  Prior to this date, the Controller also carried the duties of Interim Chief Financial Officer while the Company was acting to fill a vacancy in the position of Chief Financial Officer.  This change was not a response to an identified significant deficiency or material weakness.  There was no other change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II

ITEM 1.                LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business.  Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 1A.             RISK FACTORS

During the second quarter of 2007, the Company entered into a definitive merger agreement with Factory Point Bancorp which includes the issuance of additional shares of the Company’s common stock.  Risk factors related to this transaction are described in the Company’s SEC filing on Form S-4/A dated July 17, 2007.  There have been no other material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended June 30, 2007.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2007.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased	per share	plans or programs	the plans or programs
April 1-30, 2007	-	$-	-	273,784
May 1-31, 2007	189	33.65	189	273,595
June 1-30, 2007	-	-	-	273,595
Total	189	$33.65	189	273,595

On February 23, 2006, the Company authorized a new plan to purchase up to 300,000 shares from time to time, subject to market conditions.  This repurchase plan will continue until it is completed or terminated by the Board of Directors.  There were no other stock purchase plans in effect at June 30, 2007, and the Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.  As of June 30, 2007, there have been 26,405 shares purchased pursuant to the current plan.  The shares purchased in the second quarter represent outstanding shares delivered to pay for the taxes upon the vesting of stock awards.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the company was held on May 3, 2007.

1.	The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD
John B. Davies	7,946,729	127,155
Rodney C. Dimock	7,945,637	128,247
Edward G. McCormick	7,896,434	177,450
David E. Phelps	7,915,416	158,468

2.	The appointment of Wolf and Company, P.C. as independent auditors of Berkshire Hills Bancorp, Inc. for the fiscal year ending December 31, 2007 was ratified by the stockholders by the following vote:

	FOR	AGAINST	ABSTENTIONS
	8,025,437	45,426	3,021

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

2.1	Agreement and Plan of Merger, dated May 14, 2007 by and between Berkshire Hills Bancorp, Inc. and Factory Point Bancorp, Inc. (1)

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(2)

3.2	Bylaws of Berkshire Hills Bancorp, Inc.(3)

4.1	Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
___________________________________________
(1)	Incorporated herein by reference from Annex A of the Form S-4, Registration Statement and amendments thereto, initially filed on June 26, 2007, Registration No. 333-144062.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2006.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: August 8, 2007	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer
and Director

Dated: August 8, 2007	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President, Chief Financial Officer
and Treasurer