Form 10-Q
period 2007-09-30
BERKSHIRE HILLS BANCORP INC
filed 2007-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)	Click here for printer-friendly version

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant had 10,693,048 shares of common stock, par value $0.01 per share, outstanding as of November 8, 2007.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

Index

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2007	2006
Assets
Total cash and cash equivalents	$33,882	$30,985
Securities available for sale, at fair value	194,374	194,206
Securities held to maturity, at amortized cost	41,978	39,968

Residential mortgages	658,594	599,273
Commercial mortgages	694,650	567,074
Commercial business loans	203,594	189,758
Consumer loans	381,688	342,882
Total loans	1,938,526	1,698,987
Less: Allowance for loan losses	(22,108)	(19,370)
Net loans	1,916,418	1,679,617

Premises and equipment, net	38,578	29,130
Goodwill	161,296	104,531
Other intangible assets	21,876	16,810
Cash surrender value of life insurance policies	35,027	30,338
Other assets	28,633	24,057
Total assets	$2,472,062	$2,149,642

Liabilities and Stockholders' Equity
Liabilities
Demand deposits	$228,731	$178,109
NOW deposits	207,326	153,087
Money market deposits	388,251	297,155
Savings deposits	212,065	202,213
Total non-maturity deposits	1,036,373	830,564
Brokered time deposits	26,578	41,741
Other time deposits	733,193	649,633
Total time deposits	759,771	691,374
Total deposits	1,796,144	1,521,938
Borrowings	316,095	345,005
Junior subordinated debentures	15,464	15,464
Other liabilities	13,713	9,074
Total liabilities	2,141,416	1,891,481

Stockholders' equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized; 12,513,824 shares
issued at September 30, 2007 and 10,600,472 shares issued at December 31, 2006)	125	106
Additional paid-in capital	265,923	200,975
Unearned compensation	(2,282)	(1,896)
Retained earnings	112,252	105,731
Accumulated other comprehensive income	255	92
Treasury stock, at cost (1,785,047 shares at September 30, 2007 and
1,887,068 at December 31, 2006)	(45,627)	(46,847)
Total stockholders' equity	330,646	258,161
Total liabilities and stockholders' equity	$2,472,062	$2,149,642

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest and dividend income
Loans	$29,719	$26,388	$87,393	$72,761
Securities and other	2,912	5,000	8,702	13,909
Total interest and dividend income	32,631	31,388	96,095	86,670
Interest expense
Deposits	12,581	10,766	36,849	29,365
Borrowings and junior subordinated debentures	4,571	5,019	13,539	12,636
Total interest expense	17,152	15,785	50,388	42,001
Net interest income	15,479	15,603	45,707	44,669
Non-interest income
Insurance commissions and fees	2,661	623	11,438	2,112
Deposit service fees	1,825	1,334	5,127	4,003
Wealth management fees	1,044	882	2,931	2,410
Loan service fees	324	209	681	560
Total fee income	5,854	3,048	20,177	9,085
Other	433	248	1,160	1,186
Loss on sale of securities, net	(672)	(5,080)	(591)	(4,054)
Loss on prepayment of borrowings, net	(1,180)	-	(1,180)	-
Loss on sale of loans, net	(1,991)	-	(1,991)	-
Total non-interest income	2,444	(1,784)	17,575	6,217
Total net revenue	17,923	13,819	63,282	50,886
Provision for loan losses	390	6,185	1,240	7,075
Non-interest expense
Salaries and employee benefits	7,891	6,001	24,632	17,412
Occupancy and equipment	2,418	1,885	7,289	5,638
Marketing, data processing, and professional services	2,260	1,632	6,323	4,857
Non-recurring expenses	1,606	-	1,758	385
Amortization of intangible assets	684	478	2,008	1,434
Other	1,730	1,357	5,092	4,490
Total non-interest expense	16,589	11,353	47,102	34,216

Income (loss) from continuing operations before income taxes	944	(3,719)	14,940	9,595
Income tax expense (benefit)	-	(1,466)	4,478	2,788
Net income (loss) from continuing operations	944	(2,253)	10,462	6,807

Income from discontinued operations before income taxes	-	217	-	576
Income tax expense	-	84	-	222
Net income from discontinued operations	-	133	-	354
Net income (loss)	$944	$(2,120)	$10,462	$7,161

Basic earnings (loss) per share
Continuing operations	$0.11	$(0.26)	$1.19	$0.80
Discontinued operations	-	0.01	-	0.04
Total	$0.11	$(0.25)	$1.19	$0.84

Diluted earnings (loss) per share
Continuing operations	$0.10	$(0.26)	$1.17	$0.78
Discontinued operations	-	0.01	-	0.04
Total	$0.10	$(0.25)	$1.17	$0.82
Weighted average shares outstanding
Basic	8,922	8,557	8,774	8,516
Diluted	9,045	8,557	8,921	8,775

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30,
(In thousands)	2007	2006

Total stockholders' equity at beginning of period	$258,161	$246,066
Comprehensive income:
Net income	10,462	7,161
Change in net unrealized gain on securities available-for-sale,
net of reclassification adjustments and tax effects	92	3,042
Net gain (loss) on derivative instruments	71	(21)
Total comprehensive income	10,625	10,182
Factory Point Bancorp, Inc.	63,423	-
Cash dividends declared ($0.43 per share in 2007 and $0.42 per share in 2006)	(3,783)	(3,617)
Treasury stock purchased	(554)	(2,356)
Forfeited restricted shares	(995)	-
Exercise of stock options	1,623	2,761
Reissuance of treasury stock-other	1,722	1,608
Stock-based compensation from stock options	195	157
Tax benefit from stock compensation	615	574
Change in unearned compensation	(386)	(674)
Total stockholders' equity at end of period	$330,646	$254,701

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$10,462	$7,161
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,240	7,075
Depreciation, amortization, and deferrals, net	4,754	639
Stock-based compensation	1,184	1,093
Excess tax benefits from stock-based payment arrangements	(615)	(574)
Increase in cash surrender value of bank-owned life insurance policies	(789)	(767)
Net losses on sales of securities	591	4,054
Loss on prepayment of borrowings	1,180	-
Net losses on sales of loans	1,991	-
Net change in loans held for sale	-	2,093
Net change in other assets	175	(6,192)
Net change in other liabilities	(1,015)	263
Net cash provided by continuing operating activities	19,158	14,845
Net cash provided by discontinued operating activities	-	576
Net cash provided by operating activities	19,158	15,421

Cash flows from investing activities:
Acquisition of Factory Point Bancorp, Inc.	(7,641)	-
Sales of securities available for sale	59,141	20,671
Proceeds from maturities, calls, and prepayments - securities available for sale	25,227	41,422
Purchases of securities available for sale	(16,778)	(14,351)
Proceeds from maturities, calls, and prepayments - securities held to maturity	8,144	12,886
Purchases of securities held to maturity	(10,159)	(22,941)
Increase in loans, net	(8,534)	(214,323)
Capital expenditures	(4,449)	(4,288)
Proceeds from sale of fixed assets	-	370
Total net cash provided (used) by investing activities	44,951	(180,554)

Cash flows from financing activities:
Net increase in deposits	5,179	116,883
Proceeds from Federal Home Loan Bank ("FHLB") advances	93,293	257,014
Repayments of FHLB advances	(167,585)	(213,251)
Proceeds from bank note	25,000	-
Repayment of bank note	(15,000)	-
Treasury stock purchased	(554)	(2,356)
Proceeds from reissuance of treasury stock	1,623	4,369
Excess tax benefits from stock-based payment arrangements	615	574
Cash dividends paid	(3,783)	(3,617)
Net cash (used) provided by financing activities	(61,212)	159,616

Net change in cash and cash equivalents	2,897	(5,517)
Cash and cash equivalents at beginning of period	30,985	31,087
Cash and cash equivalents at end of period	$33,882	$25,570

Supplemental cash flow information:
Interest paid on deposits	$36,416	$29,343
Interest paid on borrowed funds	13,722	11,838
Income taxes paid, net	5,492	1,627

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           GENERAL

Basis of Presentation and Consolidation, and Use of Estimates

The consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries: Berkshire Bank (the "Bank") and Berkshire Insurance Group, but exclude its wholly-owned subsidiary Berkshire Hills Capital Trust I, which is accounted for using the equity method.  The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the year.

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

On September 21, 2007, the Company acquired all of the outstanding common stock of Factory Point Bancorp, Inc., including its principal wholly-owned subsidiary, Factory Point National Bank of Manchester Center (see Note 2). Immediately after the completion of the acquisition, Factory Point National Bank of Manchester Center was merged into the Bank.

Business

Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, municipalities and businesses through its offices in Western Massachusetts, Southern Vermont and Northeastern New York. Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts.  Its primary lending products are residential mortgage, commercial mortgage, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services. The Company offers wealth management services including trust, financial planning, and investment services. The Company is the agent for complete lines of property and casualty, life, disability, and health insurance.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net income (loss) applicable to common stock	$944	$(2,120)	$10,462	$7,161

Average number of common shares outstanding	9,023	8,657	8,869	8,616
Less: average number of unvested stock award shares	(101)	(100)	(95)	(100)
Average number of basic shares outstanding	8,922	8,557	8,774	8,516
Plus: average number of unvested stock award shares	101	-	95	100
Plus: average number of dilutive stock options	22	-	52	159
Average number of diluted shares outstanding	9,045	8,557	8,921	8,775

Basic earnings (loss) per share	$0.11	$(0.25)	$1.19	$0.84
Diluted earnings (loss) per share	$0.10	$(0.25)	$1.17	$0.82

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

SFAS No. 159, “The Fair Value Option for FinancialAssets and Financial Liabilities.” SFAS 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument by instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. This Statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management is currently analyzing the impact of making this election for any of the Company’s eligible financial assets or liabilities.

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

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           MERGER WITH FACTORY POINT BANCORP, INC.

On September 21, 2007, the Company completed its acquisition of Factory Point Bancorp, Inc. and its subsidiary, Factory Point National Bank of Manchester Center, (collectively “Factory Point”) for $79.4 million, including the assumption of Factory Point stock options. Under the terms of the agreement, the Company issued 1,913,352 shares of the Company’s common stock and paid $16.0 million in cash in exchange for all outstanding Factory Point shares and stock options. Concurrent with the merger of Berkshire and Factory Point, the Bank and Factory Point National Bank merged with the Bank surviving.  The results of operations for Factory Point are included in our results subsequent to the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as the date of acquisition. We are in the process of finalizing the purchase accounting for the acquisition; thus, the allocation of purchase price is subject to change.

(In thousands)	September 21, 2007
Assets
Cash and cash equivalents	$14,076
Investments	68,403
Loans, net	231,846
Premises and equipment, net	7,509
Cash surrender value of life insurance policies	3,900
Goodwill	53,385
Intangible assets	7,092
Other assets	4,521
Total assets acquired	$390,732

Liabilities
Deposits	$269,027
Borrowings	34,202
Other liabilities	2,363
Total liabilities assumed	$305,592

Net assets acquired	$85,140

The $7.1 million of acquired intangible assets was assigned to the core deposit premium intangible, subject to amortization. The core deposit premiums are being amortized over their estimated useful life of eight years using an accelerated method. The goodwill recognized in the acquisition of approximately $53.4 million is not expected to be deductible for tax purposes.

The Company’s cost to acquire Factory Point is as follows:

(In thousands)
Cash paid to Factory Point stockholders	$16,015
Common stock issued to Factory Point stockholders and stock options assumed	63,423
Total consideration	79,438

Professional fees and other acquisition costs	5,702
Net assets acquired	$85,140

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information

The unaudited pro forma financial information assumes that the Factory Point acquisition was consummated on January 1 of the periods presented. The pro forma adjustments are based on information available and certain assumptions that we believe are reasonable. Certain acquisition related adjustments are not included in the pro forma information since they were recorded after completion of the acquisition.  This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place at the beginning of 2006. Pro forma information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest income	$37,558	$36,648	$111,533	$101,557
Interest expense	19,325	18,045	57,250	47,909
Net interest income	18,233	18,603	54,283	53,648
Provision for loan losses	930	6,185	1,780	7,465
Net interest income after provision for loan losses	17,303	12,418	52,503	46,183
Non-interest income	3,217	(823)	20,123	9,028
Non-interest expense	20,780	13,833	56,528	41,553
(Loss) income before income taxes	(260)	(2,238)	16,098	13,658
Income tax (benefit) expense	(196)	(1,122)	4,786	3,752
Net (loss) income	$(64)	$(1,116)	$11,312	$9,906

Basic earnings (loss) per share	$(0.01)	$(0.11)	$1.06	$0.95
Diluted earnings (loss) per share	$(0.01)	$(0.10)	$1.04	$0.92

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           SECURITIES

A summary of securities follows:

	Amortized	Fair
(In thousands)	Cost	Value
September 30, 2007
Securities Available for Sale
Debt securities:
U.S. Government agencies	$4,656	$4,657
Municipal bonds and obligations	66,522	66,586
Mortgage-backed securities, other	85,915	86,070
Other bonds and obligations	12,953	12,960
Total debt securities	170,046	170,273
Equity securities:
Federal Home Loan Bank stock	21,077	21,077
Other equity securities	2,387	3,024
Total equity securities	23,464	24,101
Total securities available for sale	193,510	194,374

Securities Held to Maturity
Municipal bonds and obligations	38,644	38,643
Mortgage-backed securities	3,334	3,293
Total securities held to maturity	41,978	41,936
Total securities	$235,488	$236,310

	Amortized	Fair
(In thousands)	Cost	Value
December 31, 2006
Securities Available for Sale
Debt securities:
Municipal bonds and obligations	$63,788	$64,503
Mortgage-backed securities	85,102	84,334
Other bonds and obligations	20,392	20,439
Total debt securities	169,282	169,276
Equity securities:
Federal Home Loan Bank stock	21,766	21,766
Other equity securities	2,921	3,164
Total equity securities	24,687	24,930
Total securities available for sale	193,969	194,206

Securities Held to Maturity
Municipal bonds and obligations	35,572	35,286
Mortgage-backed securities	4,396	4,400
Total securities held to maturity	39,968	39,686
Total securities	$233,937	$233,892

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           LOANS

Loans consisted of the following:

	September 30, 2007	December 31, 2006
(Dollars in thousands)	Balance	Balance
Residential mortgages:
1 - 4 Family	$611,817	$566,951
Construction	46,777	32,322
Total residential mortgages	658,594	599,273

Commercial mortgages:
Construction	146,963	129,798
Single and multi-family	61,126	64,619
Other commercial mortgages	486,561	372,657
Total commercial mortgages	694,650	567,074

Commercial business loans	203,594	189,758
Total commercial loans	898,244	756,832

Consumer loans:
Auto	207,800	195,912
Home equity and other	173,888	146,970
Total consumer loans	381,688	342,882
Total loans	$1,938,526	$1,698,987

5.           LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses was as follows:

	Nine Months Ended September 30,
(In thousands)	2007	2006
Balance at beginning of period	$19,370	$13,001
Provision for loan losses	1,240	7,075
Allowance attributed to acquired loans	4,453	-
Reclassification of commitment reserve to other liabilites	-	(425)
Loans charged-off	(3,259)	(1,022)
Recoveries	304	524
Balance at end of period	$22,108	$19,153

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           DEPOSITS

A summary of period end time deposits is as follows:

	September 30, 2007	December 31, 2006
(Dollars in thousands)	Balance	Balance
Time less than $100,000	$423,589	$369,325
Time $100,000 or more	309,604	280,308
Brokered time	26,578	41,741
Total time deposits	$759,771	$691,374

7.           REGULATORY CAPITAL

The Bank’s actual and required capital ratios were as follows:
			FDIC Minimum
	September 30, 2007	December 31, 2006	to be Well Capitalized

Total capital to risk weighted assets	10.5%	10.3%	10.0%

Tier 1 capital to risk weighted assets	9.4	9.1	6.0

Tier 1 capital to average assets	9.1	7.7	5.0

At each date shown, Berkshire Bank met the conditions required to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

8.           STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2007 is presented in the following table:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2006	127	$30.02	586	$20.62
Granted	56	33.44	20	33.46
Acquired from Factory Point	-	-	172	20.43
Stock options exercised	-	-	(100)	16.19
Stock awards vested	(41)	30.80	-	-
Forfeited	(41)	27.15	(2)	22.30
Balance, September 30, 2007	101	$32.75	676	$21.60

During the nine months ended September 30, 2007 and 2006, proceeds from stock option exercises totaled $1.6 million and $2.8 million, respectively. During the nine months ended September 30, 2007, there were 156,000 shares issued in connection with stock option exercises and non-vested stock awards.  All of these shares were issued from available treasury stock.  There were 172,000 stock options assumed from Factory Point for a total value of $2.1 million.  Stock-based compensation expense totaled $1.2 million and $1.1 million during the nine months ended September 30, 2007 and 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           OPERATING SEGMENTS

The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp.  Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services.  Insurance includes the activities of Berkshire Insurance Group, which provides commercial and consumer insurance services.  The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp.  There are no income statement eliminations.  The total consolidated average assets are net of eliminations of $288 million and $264 million for the three months ended September 30, 2007 and 2006, respectively and $272 million and $284 million for the nine months ended September 30, 2007 and 2006, respectively.

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

A summary of the Company’s operating segments was as follows:

				Total
(In thousands)	Banking	Insurance	Parent	Consolidated
Three Months Ended September 30, 2007
Net interest income	$15,972	$-	$(493)	$15,479
Provision for loan losses	390	-	-	390
Net interest income after provision for loan losses	15,582	-	(493)	15,089
Non-interest income	(263)	2,707	-	2,444
Non-interest expense	13,773	2,600	216	16,589
Income (loss) from continuing operations before income taxes	1,546	107	(709)	944
Income tax expense (benefit)	204	44	(248)	-
Net income (loss)	$1,342	$63	$(461)	$944

Average assets (in millions)	$2,171	$32	$298	$2,213

				Total
(In thousands)	Banking	Insurance	Parent	Consolidated
Three Months Ended September 30, 2006
Net interest income	$15,876	$-	$(273)	$15,603
Provision for loan losses	6,185	-	-	6,185
Net interest income after provision for loan losses	9,691	-	(273)	9,418
Non-interest income	(2,419)	635	-	(1,784)
Non-interest expense	10,721	524	108	11,353
(Loss) income from continuing operations before income taxes	(3,449)	111	(381)	(3,719)
Income tax (benefit) expense	(1,379)	46	(133)	(1,466)
Net (loss) income from continuing operations	(2,070)	65	(248)	(2,253)
Net income from discontinued operations	-	-	133	133
Net (loss) income	$(2,070)	$65	$(115)	$(2,120)

Average assets (in millions)	$2,177	$5	$265	$2,183

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           OPERATING SEGMENTS (continued)

				Total
(In thousands)	Banking	Insurance	Parent	Consolidated
Nine Months Ended September 30, 2007
Net interest income	$47,197	$-	$(1,490)	$45,707
Provision for loan losses	1,240	-	-	1,240
Net interest income after provision for loan losses	45,957	-	(1,490)	44,467
Non-interest income	5,938	11,561	76	17,575
Non-interest expense	38,836	7,681	585	47,102
Income (loss) before income taxes	13,059	3,880	(1,999)	14,940
Income tax expense (benefit)	3,587	1,591	(700)	4,478
Net income (loss)	$9,472	$2,289	$(1,299)	$10,462

Average assets (in millions)	$2,148	$32	$277	$2,185

				Total
(In thousands)	Banking	Insurance	Parent	Consolidated
Nine Months Ended September 30, 2006
Net interest income	$45,443	$-	$(774)	$44,669
Provision for loan losses	7,075	-	-	7,075
Net interest income after provision for loan losses	38,368	-	(774)	37,594
Non-interest income	4,089	2,128	-	6,217
Non-interest expense	32,237	1,497	482	34,216
Income (loss) from continuing operations before income taxes	10,220	631	(1,256)	9,595
Income tax expense (benefit)	2,968	259	(439)	2,788
Net income (loss) from continuing operations	7,252	372	(817)	6,807
Net income from discontinued operations	-	-	354	354
Net income (loss)	$7,252	$372	$(463)	$7,161

Average assets (in millions)	$2,119	$5	$266	$2,105

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Berkshire Hills Bancorp, Inc. is the holding company for Berkshire Bank - AMERICA'S MOST EXCITING BANKSM. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts with branches serving communities throughout Western Massachusetts, Southern Vermont and Northeastern New York. The Company is a diversified regional financial services company, delivering exceptional customer service and a broad array of competitively priced deposit, loan, insurance, wealth management and trust services and investment products.

On September 21, 2007, the Company completed its acquisition of Factory Point Bancorp, Inc., which was located in Southern Vermont, adding seven branches, bringing total offices to 48 locations in three states.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. and subsidiaries. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our ability to predict results or the actual effects of our plans and strategies are inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 and in this Form 10-Q, and in other reports filed with the Securities and Exchange Commission. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to: general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business; conditions in the securities markets or the banking industry; changes in interest rates and energy prices, which may affect our net income or future cash flows; changes in deposit flows, and in demand for deposit, loan, and investment products and other financial services in our local markets; changes in real estate values, which could impact the quality of the assets securing our loans; changes in the quality or composition of the loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers; the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future; changes in accounting principles, policies, practices, or guidelines; changes in legislation and regulation; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which we are highly dependent; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services.

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

Accounting policies related to the allowance for loan losses, income taxes, and goodwill and identifiable intangible assets are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Critical Accounting Policies" and "Loan Loss Allowance" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2006.

Please refer to the note on Recent Accounting Pronouncements in Note 1 to the financial statements of this report for a detailed discussion of new accounting pronouncements.

Index

Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.  Data includes the impact of the acquisition of Factory Point on September 21, 2007.

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Performance Ratios:
Return (loss) on average assets	0.18%	(0.37)%	0.64%	0.47%
Return (loss) on average equity	1.44	(3.15)	5.18	3.83
Net interest margin	3.20	3.22	3.20	3.22
Stockholders' equity/total assets	13.38	11.55	13.38	11.55

Annualized Year-to-Date Growth:
Total loans	4%	20%	19%	20%
Total deposits	-	7	24	11

Financial Data: (In millions)
Total assets	$2,472	$2,205	$2,472	$2,205
Total loans	1,939	1,629	1,939	1,629
Other earning assets	236	387	236	387
Total intangible assets	183	99	183	99
Deposits	1,796	1,488	1,796	1,488
Borrowings and debentures	332	457	332	457
Stockholders' equity	331	255	331	255

Asset Quality Ratios:
Net charge-offs YTD annualized/average loans	0.23%	0.04%	0.23%	0.04%
Loan loss allowance/total loans	1.14	1.18	1.14	1.18
Nonperforming assets/total assets	0.48	0.24	0.48	0.24

Per Share Data:
Earnings (loss) - diluted	$0.10	$(0.25)	$1.17	$0.82
Dividends declared	0.15	0.14	0.43	0.42
Book value	30.82	29.31	30.82	29.31
Common stock price:
High	33.00	38.44	34.82	38.44
Low	25.21	33.46	25.21	32.37
Close	30.23	35.59	30.23	35.59

For the Period: (In thousands)
Net interest income	$15,479	$15,603	$45,707	$44,669
Provision for loan losses	390	6,185	1,240	7,075
Non-interest income	2,444	(1,784)	17,575	6,217
Non-interest expense	16,589	11,353	47,102	34,216
Net income (loss)	944	(2,120)	10,462	7,161

(1) All performance ratios are annualized and based on average balance sheet amounts where applicable.

Index

Average Balances and Average Yields/Rate

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Average	Yield /	Average	Yield /	Average	Yield /	Average	Yield /
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets
Loans
Residential mortgages	$635	5.35%	$576	5.24%	$617	5.35%	$564	5.17%
Commercial mortgages	609	7.49	496	7.37	593	7.52	458	7.31
Commercial business loans	171	8.06	186	8.31	184	8.01	167	7.95
Consumer loans	349	7.03	328	6.94	345	7.01	313	6.76
Total loans	1,764	6.68	1,586	6.58	1,739	6.70	1,502	6.42

Securities and other	229	6.15	400	5.55	232	6.04	403	5.03
Total earning assets	1,993	6.70	1,986	6.38	1,971	6.60	1,905	6.15
Other assets	220		197		215		196
Total assets	$2,213		$2,183		$2,186		$2,101

Liabilities and stockholders' equity
Deposits
NOW deposits	$142	1.40%	$132	0.98%	$141	1.49%	$138	1.00%
Money market deposits	330	3.67	283	3.51	311	3.69	279	3.33
Savings deposits	198	1.17	213	1.02	198	1.11	213	0.85
Time deposits	701	4.69	664	4.41	702	4.75	640	4.17
Total interest-bearing deposits	1,371	3.64	1,292	3.31	1,352	3.63	1,270	3.09
Borrowings and debentures	375	4.84	445	4.47	379	4.76	402	4.19
Total interest-bearing liabilities	1,746	3.90	1,737	3.60	1,731	3.88	1,672	3.35
Non-interest-bearing demand deposits	187		179		179		173
Other liabilities	4		8		7		6
Total liabilities	1,937		1,924		1,917		1,851

Stockholders' equity	276		259		269		250
Total liabilities and stockholders' equity	$2,213		$2,183		$2,186		$2,101

Interest rate spread		2.80%		2.78%		2.72%		2.80%
Net interest margin		3.20%		3.22%		3.20%		3.22%

Supplementary Data
Total deposits (in millions)	$1,558		$1,471		$1,531		$1,443
Fully taxable equivalent income
adjustment (in thousands)	533		548		1,626		1,548
(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance of investment securities is based on amortized cost.

Index

SUMMARY

Berkshire’s third quarter 2007 net income was $0.9 million ($0.10 per diluted share), compared to a net loss of $2.1 million ($0.25 per diluted share) in 2006.  Third quarter results in 2007 include $3.5 million ($0.38 per diluted share) in charges net of tax, associated with pre-tax charges from a $3.8 million loss from a balance sheet deleveraging and $1.6 million in merger, integration and restructuring expenses. Third quarter results in 2007 include the benefit of the Factory Point acquisition, which contributed approximately $0.02 per share to earnings for the quarter. Third quarter results in 2006 included a net securities loss totaling $5.1 million related to a repositioning of the securities portfolio and a loan loss provision totaling $6.2 million primarily related to an adjustment of the loan loss allowance reflecting higher general pool reserves. Third quarter 2006 results also included $0.4 million in additional dividend income from the Federal Home Loan Bank of Boston (FHLBB), as a result of a change in the timing of the payment of dividends.

Net income for the nine months ended September 30, 2007 was $10.5 million ($1.17 per diluted share), up 46% compared to $7.2 million ($0.82 per diluted share) in net income for the same period in 2006.  The increase in net income was driven mainly by increases in non-interest income of $11.4 million (primarily from insurance revenue and deposit service fees) and net interest income of $1.0 million (primarily from growth in earning assets) as well as a decrease in the provision for loan losses of $5.8 million (due to higher general pool reserves in 2006 mentioned above) offset by increases in non-interest expense of $12.9 million (primarily from insurance agency acquisitions and the de novo branch program) and income tax expense of $1.5 million.

Recent highlights include the following (income comparisons are for the third quarter compared to prior year, balance sheet comparisons are to prior quarter):

•	Completed acquisition of Factory Point Bancorp in Manchester Center, Vermont on September 21, adding seven branches and bringing total offices to forty eight locations in three states
•	$2.0 million increase in insurance commissions and fees, driven by insurance agencies acquisition in fourth quarter of 2006
•	37% growth in deposit service fees driven by 12% annualized growth in transaction account balances and new checking account convenience services introduced in the fourth quarter of 2006
•	5% annualized organic loan growth
•	Net interest margin increased to 3.20% from 3.15% in the linked quarter
•
$82 million balance sheet deleveraging in the third quarter of 2007, which is expected to result in a stronger net interest margin, add $0.01 per share to earnings on a quarterly basis (for the next twelve months) and reduce the Bank’s sensitivity to rising interest rates going forward

•	Continued de novo program by opening 4 new branches in New York in 2007
•	5% annualized growth in non-maturity deposits

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Factory Point Acquisition. On September 21, 2007, the Company completed the acquisition of Factory Point.  This acquisition is described in Note 2 to the financial statements, and this discussion should be read in conjunction with that note. The Company recorded $391 million in assets and $306 million in liabilities in conjunction with this acquisition, and most categories of assets and liabilities increased primarily due to this event. The financial statements include the operations of Factory Point beginning on September 22, 2007.

Index

Balance Sheet Summary.  Total assets grew at a 20% annualized rate to $2.47 billion from $2.15 billion during the first nine months of 2007.  Asset growth resulted primarily from the Factory Point acquisition which added $391 million in assets offset by the deleveraging program which reduced assets by $82 million.  Total deposits grew at a 24% annualized rate to $1.80 billion from $1.52 billion. Deposit growth resulted primarily from the Factory Point acquisition, adding $269 million in deposits. Stockholders’ equity grew at a 38% annualized rate to $331 million from $258 million primarily from the issuance of 1.9 million shares for the Factory Point acquisition.

Assets. Total assets increased $322 million at September 30, 2007 compared to year-end 2006. As mentioned above, the increase in total assets was driven primarily by the Factory Point acquisition, which added $391 million in assets offset by the deleveraging program whereby the Company sold $82 million in assets. Assets sold consisted of $32 million of lower-yielding mortgage backed securities and $50 million of longer-term fixed-rate residential mortgages.

Investment Securities.  Total investment securities increased $2.2 million at September 30, 2007 compared to year-end 2006. The Factory Point acquisition increased investment securities by $68 million. This increase was offset primarily by the sale of securities in connection with the deleveraging program, which totaled $32 million and the sale of $25 million of securities from Factory Point sold shortly after the merger date.  The sale of $25 million of Factory Point securities was comprised mainly of municipal securities and other debt securities. These securities were marked to market as of the acquisition date, and they were sold for an amount that approximated this value. The Company intends to reinvest these proceeds in agency mortgage-backed securities and municipal bonds with average lives of 2-3 years. The remaining securities from Factory Point were comprised mainly of conventional government agency and mortgage backed securities, and municipal bonds. The loss from the securities sold in connection with the deleveraging program was $0.7 million. These securities had an estimated average life of approximately 4 years and a book yield of 4.75%. As a result of the actions noted above, the Company’s investment portfolio estimated average life was reduced by approximately 3/4 of a year.

Loans. Loans totaled $1.94 billion at September 30, 2007, increasing by $240 million (19% annualized) from year-end 2006.  Loan growth included $236 million related to the Factory Point acquisition.  Loans added through the acquisition were primarily concentrated in commercial mortgage loans, residential mortgages and home equity loans. Excludingthe impact from loans acquired through the Factory Point acquisition and the $50 million sale of longer-term residential mortgages in the third quarter related to the deleveraging program, total loans  increased  by $54 million for the year-to-date,  growing at a 4%  annualized  rate.  Loan growth included $41 million in residential mortgages (9% annualized) and $32 million in commercial mortgages (8% annualized). The Company expanded its prime residential mortgage lending and experienced growth in commercial mortgages driven by its expansion in New York.  Commercial business loans decreased by $24 million.  During the year, the Company reduced its commercial business loans by $23 million due to the outplacement of certain balances which had grown to require fully monitored asset based lending which is outside of the Company’s current risk management parameters. Furthermore, as market conditions have softened, the Company has been more selective in originating and retaining commercial credits. Indirect auto loans increased by $7 million (5% annualized) year-to-date; originations of these loans have been slowed due to tighter lending margins.  Home equity and other loans were flat year-to-date, reflecting lower market demand for these types of loans following the prime rate increases that occurred in 2005 and 2006.

Berkshire’s commitments for new credit originations at the end of the third quarter of 2007 totaled $114 million.  This included residential mortgage commitments totaling $49 million and commercial credit commitments totaling $65 million.  These commitments include Factory Point commitments of $28 million at September 30, 2007.  Berkshire had $190 million in outstanding commercial construction commitments at September 30, 2007, including $8 million from Factory Point. The Company had $147 million outstanding against these commitments at September 30, 2007. Berkshire had $180 million in outstanding home equity line commitments, including $24 million from Factory Point at September 30, 2007.

Index

Asset Quality. Nonperforming assets measured 0.48% of total assets at September 30, 2007, compared to 0.35% at year-end 2006.  Nonperforming loans were 0.59% of total loans at September 30, 2007, up from 0.45% at year-end 2006.  The increase in nonperforming loans was primarily from a small number of commercial mortgages totaling $4.7 million and a $0.6 million increase in nonperforming residential mortgages, offset by a $1.7 million decrease in nonperforming commercial business loans. The decrease in nonperforming commercial business loans was due to a $1.5 million write-down. The Company’s mortgage and consumer portfolios continue to perform. Additionally, the Company does not engage in subprime lending programs. FICO scores for both mortgage and consumer loans continue to exceed an average of 729. Performing delinquent loans were 0.71% of total loans at September 30, 2007, compared to 0.26% at year-end 2006.  This primarily related to an increase in 30 day delinquent commercial loans primarily from a $5.5 million commercial mortgage.  Third quarter 2007 net loan charge-offs totaled $1.9 million which increased from $0.1 million for the same period in 2006.  This included a $1.5 million write-down on the Company’s largest nonperforming loan, a commercial business loan, which was reduced to $4.7 million after the write-down.  This charge reflected a decrease in estimated collateral values for this credit, which is in bankruptcy.  The collateral values for this credit include account receivables and claims of which the notional amounts substantially exceed the carrying balance of this credit at September 30, 2007.  The Company had previously established a $1.0 million reserve on this loan.  The annualized year-to-date rate of net loan charge-offs was 0.23%.  The ratio of the loan loss allowance to total loans remained unchanged at 1.14% at September 30, 2007 and year-end 2006.  This ratio included the impact from the completion of the Factory Point acquisition, and also benefited from the sale of $50 million of residential mortgages in the balance sheet deleveraging. The Company had one foreclosed real estate property at September 30, 2007, for $0.3 million.

The following tables set forth data related to asset quality for the periods presented:

	September 30, 2007	December 31, 2006
(Dollars in thousands)	Balance	Balance
NON-PERFORMING ASSETS
Nonaccruing loans:
Residential mortgages	$623	$15
Commercial mortgages	4,977	308
Commercial business loans	5,553	7,203
Consumer loans	274	66
Total nonaccruing loans	11,427	7,592
Real estate owned	348	-
Total nonperforming assets	$11,775	$7,592

Allowance for loan losses/nonperforming loans	193%	255%
Total nonperforming loans/total loans	0.59%	0.45%
Total nonperforming assets/total assets	0.48%	0.35%
Average FICO scores of consumer automobile loans	729	726

DELINQUENT LOANS / TOTAL LOANS
Performing loans (30 days or more delinquent)	0.71%	0.26%
Nonperforming loans	0.59%	0.45%
Total delinquent loans	1.30%	0.71%

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
NET LOAN CHARGE-OFFS
Residential mortgages	$-	$-	$-	$(27)
Commercial mortgages	-	-	-	-
Commercial business loans	(1,497)	(6)	(2,154)	2
Consumer loans	(389)	(137)	(801)	(472)
Total net	$(1,886)	$(143)	$(2,955)	$(497)

Net charge-offs (YTD annualized)/average loans	0.43%	0.04%	0.23%	0.04%

Goodwill and Other Intangible Assets.  Goodwill totaled $161 million at the end of the quarter, increasing by $57 million from year-end 2006. This increase was due to the Factory Point acquisition which added $53 million and $3 million related to contingent payables for insurance agencies acquired in 2006. Other intangible assets totaled $22 million at the end of the quarter, increasing $ 7 million from year-end 2006, from the core deposit premium intangibles associated with Factory Point that are being amortized over eight years on an accelerated basis.

Liabilities.  Deposits totaled $1.80 billion at the end of the third quarter, increasing by $269 million (24% annualized) from year-end 2006.  Deposit growth included $274 million related to the Factory Point acquisition.  Exclusive of the Factory Point acquisition, total deposits were flat as core deposit growth was offset by a decrease in higher cost time deposits.  Lower cost non-maturity deposits increased $13 million during the year and higher cost time deposits decreased $13 million during the same period. For the quarter, non-maturity deposits grew by $10 million (5% annualized) from organic growth, led by transaction deposits, which grew at an 11% annualized organic growth rate. This growth was driven by account growth in de novo branches, and the Company’s strategy of promoting checking accounts and money market accounts, as well as reduced promotions of higher-costing time deposits. Borrowings totaled $316 million at the end of the third quarter, decreasing $29 million from year-end 2006. Borrowings were impacted by several transactions during the year. As mentioned previously, the Company sold $82 million in assets and used the proceeds to pay down $48 million in callable and term borrowings (for a $1.2 million loss) with an average maturity of 2 years and an average cost of approximately 5.7%. The remaining borrowings paid off from the deleveraging were overnight borrowings. Offsetting this decrease was $34 million in acquired Factory Point borrowings and $15 million in borrowings at Berkshire to fund the cash consideration paid in the Factory Point acquisition.

Equity.  Stockholders’ equity totaled $331 million at the end of the third quarter, increasing by $72 million from year-end 2006.  Consideration for the Factory Point acquisition included the issuance of 1.91 million common shares valued at $61 million, with an additional $2 million credit to equity for the value of outstanding Factory Point stock options. Equity increased from the contribution of earnings of $10 million offset by dividend payments of $4 million.  The ratio of stockholders’ equity to total assets measured 13.4% at September 30, 2007, compared to 12.0% at the prior year-end, due to the issuance of new common shares and the deleveraging program executed in conjunction with the Factory Point acquisition.  The ratio of tangible equity to tangible  assets  measured  6.5% at September  30, 2007, a decrease from 7.1% at year-end  2006,  reflecting  the impact of the higher  goodwill  and  intangible assets resulting from the acquisition.  During the first quarter of 2007, the Bank obtained approval to pay dividends to the Company in an aggregate amount of $10 million in 2007 subject to various conditions, including that the Bank maintain its “well capitalized” classification after factoring in the payments.  There were no dividends declared to the Company from the Bank during the first nine months of the year.

Index

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Income.  Net income increased for both the three and nine months ended September 30, 2007 compared to the same periods in 2006.  Net income from continuing operations was $0.9 million for the three months ended September 30, 2007 compared to a net loss of $2.3 million for the same period in 2006.  The most recent quarter included after-tax charges of $3.5 million related to the balance sheet deleveraging and integration costs in association with the Factory Point acquisition, together with expense restructure costs. For the three months ended September 30, 2006, results included after-tax charges of $7.1 million, including $3.6 million for an adjustment of the loan loss allowance and $3.5 million related to a balance sheet repositioning. Costs from the de novo branching program increased by $0.3 million for the third quarter of 2007 in comparison to the same period in 2006.  Net income from continuing operations was $10.5 million for the nine months ended September 30, 2007, compared to net income of $6.8 million for the same period in 2006. Year-to-date results were impacted from the charges noted above in the third quarters of 2007 and 2006. Net income increased in the insurance segment, which reported a $2.0 million increase in nine month income in 2007 due to the insurance agency acquisitions in the fourth quarter of 2006.  This more than offset the impact on bank earnings of the higher costs related to the expansion of the de novo branch program.  These costs increased by $0.3 million and $1.5 million for the third quarter and first nine months of 2007 compared to the same periods in 2006.  Earnings on a year-to-date basis in 2007 also benefited from growth in the Bank’s net interest income and non-interest income, along with the impact of a lower loan loss provision.  Net interest income in the third quarter of 2007 was down from the same period in 2006, primarily from additional dividend income from the FHLBB totaling $0.4 million, which was received in the third quarter of 2006.

Net Interest Income.  Net interest income decreased by $0.1 million and increased by $1.0 million in the third quarter and first nine months of 2007 respectively, compared to the same periods in 2006.  The decrease for the third quarter was due primarily to the $0.4 million impact of the delayed FHLB dividend for the second quarter of 2006 which was not paid until the third quarter of 2006.  The increase in net interest income for the first nine months of 2007 reflected the benefit of growth in average earning assets which was due to loan growth.  Average earning assets increased by $66 million (4%) in the first nine months of 2007, compared to the same period in 2006.  Loans increased $237 million, primarily from strong growth in commercial mortgages and solid gains in residential mortgages, consumer loans and commercial business loans. Offsetting the increase in loans was a $171 million decrease in investment securities due to the securities restructuring at the end of the third quarter of 2006.

The net interest margin for the third quarter was 3.20%, up 5 basis points (“bp”) from the linked quarter and up 3 bp from the prior year when adjusting for the $0.4 million FHLB dividend mentioned previously.  The Bank is promoting lower cost transaction accounts to help offset margin pressures and to provide increased cross-selling opportunities.  The margin benefited from the securities restructuring at the beginning of that same quarter, which initially generated a benefit of 0.20 – 0.25% towards the net interest margin.

The Company expects to see continued improvement in its net interest margin in the fourth quarter 2007 from the deleveraging in the third quarter 2007, continued improvement in its deposit mix and the higher margin from Factory Point. Offsetting these benefits will be the negative impact from the cost of borrowings associated with the Factory Point acquisition. The Company is somewhat liability sensitive and expects to benefit from any additional rate cuts from the Federal Reserve in the fourth quarter of 2007.

Non-Interest Income.  Third quarter non-interest income was $2.4 million compared to a loss of $1.8 million for the same period in 2006. Third quarter 2007 results reflect a $3.8 million loss in connection with the deleveraging program mentioned previously. The Company sold $32 million in investment securities for a $0.7 million loss, $50 million in residential mortgages for a $2.0 million loss and paid down $48 million in callable and term borrowings at a cost of $1.2 million. The remaining borrowings paid off were overnight borrowings.  Third quarter 2006 results reflect a $5.1 million in net securities losses from a securities repositioning.

Index

Total third quarter fee income increased by $2.8 million (92%) in 2007 compared to 2006, and fee income for the first nine months of 2007 increased by $11.1 million (122%).  These increases were primarily due to the insurance agency acquisitions, which produced fee income growth of $2.0 million and $9.3 million in the above periods, respectively.  Insurance fee income is seasonal, with approximately 60 – 65% of total insurance fees received in the first half of the year.  This seasonality includes contingent fee income, which represents 25-30% of total annual insurance fee income.  For the first nine months of the year, deposit service fees increased by $1.1 million or 28% due primarily to additional convenience services which were introduced in the third quarter of 2006 and growth in transaction accounts.  Wealth management fees grew by 22%, reflecting growth in total assets under management. Total wealth management assets increased to $783 million at September 30, 2007, including $230 million in assets previously managed by Factory Point. Assets under management increased 59% from year-end 2006.

Provision for Loan Losses.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition.  The third quarter provision for loan losses was $0.4 million in 2007 compared to $6.2 million in 2006.  For the first nine months of 2007, the provision was $1.2 million compared to $7.1 million in 2006. Net charge-offs totaled $1.9 million for the third quarter and exceeded the provision for loan losses. This was due to several factors. The allowance to total loans increased from 1.11% in the linked quarter to 1.14% at September 30, 2007, and was driven by the $4.5 million added to the provision in connection with the Factory Point acquisition and the sale of $50 million in residential mortgages in connection with the deleveraging program. Additionally, of the $1.9 million in net charge-offs, $1.5 million was related to the Company’s largest nonperforming loan which had a previously established $1.0 million reserve assigned to it. Lastly, management has determined, of the small number of commercial mortgages classified as nonperforming at September 30, 2007, these loans are adequately secured by collateral and do not warrant a specific reserve at this time.  The $6.2 million provision for loan losses in the third quarter of 2006 was driven primarily by management’s belief that loan losses would likely increase above negligible levels of recent preceding years due to signs in the third quarter of 2006 of an economic slowing. As a result, a $5.5 million charge was taken to increase the pool reserves as a result of the new risk conditions. Management believes market conditions that we have seen in 2007 have borne out that judgment.

Non-Interest Expense.  Non-interest expense increased by $5.2 million (46%) in the third quarter and by $12.9 million (38%) in the first nine months of 2007 compared to 2006.  For the first nine months of the year, additional expense from the acquired insurance agencies totaled $6.2 million, merger, integration and restructuring expenses increased $1.4 million, marketing expenses increased $1.0 million and expenses related to the de novo branch program increased by $1.5 million due to new branches.  The remaining $2.6 million increase (7%) in total non-interest expense was in all other non-interest expense related to higher overhead for the Company’s transition into a regional bank, together with initiatives to develop sales, products, and new branding.  The total non-interest expense related to the de novo branch program was $2.8 million in the first nine months of 2007, compared to $1.3 million in the first nine months of 2006.  Berkshire views these costs as an investment in franchise expansion in the attractive Albany and Tech Valley, New York area.

Income from Discontinued Operations and Income Tax Expense. Results for the third quarter and the first nine months of 2006 included $0.2 million and $0.6 million of pretax income from discontinued operations from the sale of the Company’s data processing subsidiary in June 2004.  This amount represented the balance of certain contingent sale proceeds held in escrow relating to liabilities which were assumed by the purchaser. No income tax was recorded in the third quarter of 2007, as tax-exempt municipal bond and life insurance income exceeded pre-tax income due to the deleveraging and merger charges.

Index

The effective tax rate for the first nine months of 2007 was 30% compared to 29% in the same period of 2006.

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

One of the Company's strategies is to emphasize non-depository products and increase fee income to diversify revenues, enhance customer benefit, and reduce reliance on net interest income where margins are under pressure.  The Company's acquisition of insurance agencies in the fourth quarter of 2006 was a significant step in implementing this strategy.  Net income of the insurance segment for the first nine months of 2007 increased by $1.9 million due to the impact of the acquired insurance agencies.  Additionally, the acquired agencies have a significant seasonality to revenues and earnings due to the impact of annual contingency revenues which are received in the first half of the year.   Net income for the banking segment for the first nine months of 2007 increased $2.2 million due to increases in net interest income (growth in earning assets) and non-interest income (increases in deposit service and wealth management fees) as well as a decrease in the provision for loan losses offset by an increase in non-interest expense (driven by the de novo branches, marketing costs and the Factory Point merger costs). The net loss from continuing operations from the parent company for the first nine months of 2007 increased $0.5 million, primarily from higher interest expense associated with the debt to finance the insurance segment.

Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet.  Comprehensive income includes changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale.  The change in accumulated other comprehensive income was a gain $0.1 million in the nine months of 2007, compared to a gain of $3.0 million in the first nine months of 2006.  The net income for the first nine months of 2007 was $10.5 million compared to $7.2 million in the same period of 2006, which primarily offset the difference in the gains previously mentioned.  The Company recorded total comprehensive income of $10.6 million in the first nine months of 2007, compared to $10.2 million in the same period of 2006.

Liquidity and Cash Flows. The Company’s primary sources of funds were deposit growth and borrowings in the first nine months of 2007.   The primary use of funds was loan growth.  Net deposit and loan growth are expected to continue to be significant sources and uses of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. During the third quarter of 2007, the Bank improved its liquidity position from the deleveraging program from the sale of $82 million in assets which were used to pay down Federal Home Loan Bank short and long term borrowings.  Berkshire Hills Bancorp’s primary routine sources of funds are expected to be dividends from Berkshire Bank and Berkshire Insurance Group.  The holding company also receives cash from the exercise of stock options and uses cash for dividends, stock repurchases and debt service.  During the third quarter of 2007, the holding company borrowed $20 million in three year bank notes and put in place $30 million in bank lines improving its liquidity position.  Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2006 Annual Report on Form 10-K in Item 7. As noted previously, the Company completed the acquisition of Factory Point for consideration comprised of 80% of stock and 20% of cash.  The cash component was $16 million.  Additionally, direct costs of the merger are expected to total about $4 million.  The cash for these

Index

expenditures was provided primarily from borrowings, with dividends from subsidiaries also providing a liquidity source.

Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity.  At September 30, 2007, Berkshire Bank continued to be classified as “well capitalized.”  Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2006 Form 10-K.  As noted above, the Company issued 1.91 million shares of common stock in exchange for 80% of the shares of Factory Point Bancorp and 172,000 Factory Point stock options valued at $2.1 million according to the terms of the merger agreement.

Off-Balance Sheet Arrangements and Contractual Obligations.  In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. See the discussion under the caption of "Loans" in Item 2. of this Form 10-Q for the impact of Factory Point's loan commitments and lines of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2006 Form 10-K. For the nine months ended September 30, 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  Information relating to payments due under contractual obligations is presented in the 2006 Form 10-K.  Except for the definitive merger agreement with Factory Point Bancorp, there were no material changes in the Company’s payments due under contractual obligations during the first nine months of 2007.  The Company assumed $10 million in long-term debt from Factory Point. There were no other material contractual obligations assumed from Factory Point as of September 21, 2007.  The impact of the Factory Point acquisition is discussed further in the Company’s SEC filings related to this transaction.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s 2006 Form 10-K for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

During the first half of 2007 the Company’s Interest Rate Risk did not change in any material way to the risk that was reported in the year-end 2006 Form 10-K, however during the third quarter of 2007 several events occurred that had a modest impact to the results that were previously reported.  The net effect of these events has left the Company modestly liability sensitive, but less so than the results previously released.

Change in
Interest Rates-Basis	1 - 12 Months		13 - 24 Months
Points (Rate Ramp)	$ Change	% Change	$ Change	% Change
(Dollars in thousands)

At September 30, 2007
+ 200	$(1,882)	(2.62)%	$(3,062)	(4.15)%
+ 100	(704)	(0.98)	(1,142)	(1.55)
- 100	501	0.70	248	0.34
- 200	249	0.35	(2,333)	(3.17)

At December 31, 2006
+ 200	$(1,402)	(2.26)%	$(3,380)	(5.31)%
+ 100	(415)	(0.67)	(1,255)	(1.97)
- 100	238	0.38	453	0.71
- 200	(3)	(0.01)	(1,188)	(1.87)

Index

In the third quarter of 2007 there were two main events that had material impacts to the interest rate risk of Berkshire Hills Bancorp.  The first event was the acquisition of Factory Point National Bank of Manchester Center, Vermont.  The balance sheet composition of Factory Point was that of liability sensitive.  Even though Factory Point was a smaller institution, the Bank realized that the sum of the two banks would leave a more liability sensitive bank than Berkshire would have been on its own.   In order to mitigate this effect, as well as several other factors, Berkshire executed a balance sheet deleveraging of about $82 million in which it sold fixed rate whole loan residential mortgages and mortgage-backed securities that had a combined average life of approximately 5 years and paid down borrowings from the Federal Home Loan Bank of Boston.

The combined results of these actions led the Company to have what it considers an improved interest rate risk profile than the one that it reported at year end 2006.  Although the Bank is still modestly liability sensitive, especially to rising rate scenarios, management feels that it is acceptable risk in the current interest rate environment and that should this view change management will take necessary steps to further reduce the risk.

For the Bank, market risk also includes price risk, primarily security price risk.  The Bank does not hold any sub-prime securities.  As a result of improved market prices and the investment securities portfolio repositioning, the securities portfolio had a small net unrealized gain at September 30, 2007.  As a result of the deleveraging and ongoing equity securities sales, the Company’s overall exposure to market risk was viewed as lower at quarter-end, compared to the prior twelve months.

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

As of August 1, 2007, Kevin P. Riley joined Berkshire Hills Bancorp as Executive Vice President, Chief Financial Officer and Treasurer and assumed full responsibility of these roles for the period covered by this report. Following the Company's acquisition of Factory Point on September 21, 2007, the Company implemented interim accounting processes related to Factory Point's operations until a planned conversion of the Factory Point core banking systems in November 2007. The above change was made in accordance with the Company's ongoing review of its internal control over financial reporting and not in response to an identified significant deficiency or material weakness.

Index

PART II

ITEM 1.	LEGALPROCEEDINGS

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business.  Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider: 1) the risk factors concerning the company’s acquisition of Factory Point Bancorp contained in the Company’s Registration Statement on Form S-4/A, dated July 17, 2007, and 2) the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in the Registration Statement on Form S-4/A and in the Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No unregistered securities of the Company were sold by the Company during the quarter ended September 30, 2007.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2007.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased	per share	plans or programs	the plans or programs
July 1-31, 2007	39,156	$27.35	2,473	271,122
August 1-31, 2007	-	-	-	271,122
September 1-30, 2007	3,200	28.95	3,200	267,922
Total	42,356	$27.47	5,673

On February 23, 2006, the Company authorized a plan to purchase up to 300,000 shares from time to time, subject to market conditions.  This repurchase plan will continue until it is completed or terminated by the Board of Directors.  There were no other stock purchase plans in effect at September 30, 2007, and the Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.  As of September 30, 2007, there have been 32,078 shares purchased pursuant to the current plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders of the Company was held on August 28, 2007.

1.	The Agreement and Plan of Merger by and between Berkshire Hills Bancorp, Inc.
	and Factory Point Bancorp, Inc. was approved and adopted by the following vote:

	FOR	AGAINST	ABSTENTIONS
	6,869,638	305,375	16,455

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated May 14, 2007 by and between Berkshire Hills Bancorp, Inc. and Factory Point Bancorp, Inc. (1)

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(2)

3.2	Bylaws of Berkshire Hills Bancorp, Inc.(3)

4.1	Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(2)

10.1	* Factory Point Bancorp, Inc.1999 Non-Employee Directors Stock Option Plan, as amended and restated (4)

10.2	* Factory Point Bancorp, Inc.1999 Stock Incentive Plan (4)

10.3	* Factory Point Bancorp, Inc. 2004 Stock Incentive Plan, as amended and restated (4)

10.4	* Change in Control Agreement by and between Berkshire Hills Bancorp, Inc. and Kevin P. Riley

10.5	* Change in Control Agreement by and between Berkshire Bank and Kevin P. Riley

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
___________________________________________

* Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference from Annex A of the Form S-4, Registration Statement and amendments thereto, initially filed on June 26, 2007, Registration No. 333-144062.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 29, 2007.
(4)	Incorporated herein by reference from the exhibits to the Form S-8, Registration Statement, filed on October 10, 2007, Registration No. 333-146604.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: November 8, 2007	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer
and Director

Dated: November 8, 2007	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President, Chief Financial Officer
and Treasurer