Form 10-K
period 2007-12-31
BERKSHIRE HILLS BANCORP INC
filed 2008-03-17
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number: 0-58514

BERKSHIRE HILLS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3510455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 North Street, Pittsfield, Massachusetts	01201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (413) 443-5601
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered

Common stock, par value $0.01 per share	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $279 million, based upon the closing price of $31.51 as quoted on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 5, 2008 was 10,515,102.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Index

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc., Berkshire Bank and Berkshire Insurance Group. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our ability to predict results or the actual effects of our plans and strategies are inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. - “Risk Factors” in this Form 10-K, and in other reports filed with the Securities and Exchange Commission. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to: general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business; conditions in the securities markets or the banking industry; changes in interest rates and energy prices, which may affect our net income or future cash flows; changes in deposit flows, and in demand for deposit, loan, and investment products and other financial services in our local markets; changes in real estate values, which could impact the quality of the assets securing our loans; changes in the quality or composition of the loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers; the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future; changes in accounting principles, policies, practices, or guidelines; changes in legislation and regulation; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which we are highly dependent; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

GENERAL

Berkshire Hills Bancorp, Inc. is a Delaware corporation and the holding company for Berkshire Bank. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and is the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts and operates 38 full-service banking offices serving communities throughout Western Massachusetts, Northeastern New York and in Southern Vermont. The Bank operates in four regions:

•	The Berkshire County Region, with eleven offices in Berkshire County.

•
The Pioneer Valley Region with ten offices along the Connecticut River valley north and west of Springfield in Massachusetts. The Company entered this region through the acquisition of Woronoco Bancorp, Inc. in June 2005.

•	The New York Region with ten offices serving Albany and the surrounding area in Northeastern New York. This region represents a de novo expansion by the Bank begun in 2005.

Index

•	The Vermont region with seven offices serving Southern Vermont. The Company entered this region through the acquisition of Factory Point Bancorp, Inc. in September 2007.

These four regions are viewed as having favorable demographics and provide an attractive regional niche for the Bank to distinguish itself from larger super-regional banks and smaller community banks. The Company is pursuing growth through acquisitions, de novo branching, product development, and organic growth. It made acquisitions of insurance and financial planning providers in 2004 and 2005, followed by the acquisition of five insurance agencies in the fourth quarter of 2006. These insurance acquisitions were merged and integrated into the Berkshire Insurance Group, which was made a subsidiary of the Company. Berkshire Insurance Group operates from ten locations in the Berkshire County and Pioneer Valley regions in Massachusetts. The Bank promotes itself as “America’s Most Exciting Bank”.  It has set out to change the financial service experience, and its vision is to establish itself as a world-class financial services company through an engaging and exciting environment where customers want to do business and employees want to work. This brand and culture statement is expected to drive customer delight, emotional engagement, loyalty, market share and profitability.

The Bank offers a full-scale of deposit, lending, investment, and insurance products through a team of employees with extensive experience in banking, insurance, and investment management. The Company stresses quality control, including using Six Sigma tools to improve operational effectiveness and efficiency. It is enhancing its credit and risk management functions to maintain strong asset quality and careful interest rate management. It stresses a culture of teamwork and performance excellence to produce customer satisfaction to support its strategic growth and profitability.

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

COMPETITION

The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks such as Bank of America, TD Banknorth, and Citizens Bank, which have substantially greater resources and lending limits. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of Internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the fair pricing of loan and deposit products and wealth management and asset management services. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Company does not rely on any individual, group, or entity for a material portion of its deposits.

LENDING ACTIVITIES

General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters. The majority of the Bank’s loans are made in its market areas and are secured by real estate in its market areas. Lending activities are therefore affected by activity in these real estate markets. The Bank does not engage in subprime lending activities targeted towards borrowers in high risk categories. The Bank monitors and limits the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the

Index

event of sustained rate increases.  The Bank retains most of the loans it originates, although the Bank may sell longer-term one- to four-family residential loans and participations in some commercial loans.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Residential mortgages	$657.0	34%	$599.2	36%	$549.8	39%	$235.2	28%	$265.5	34%
Commercial mortgages	704.8	36	566.4	33	410.7	29	260.5	32	206.4	26
Commercial business	203.6	11	190.5	11	158.7	11	150.9	18	166.3	21
Total commercial loans	908.4	47	756.9	44	569.4	40	411.4	50	372.7	47
Consumer	378.6	19	342.9	20	301.0	21	181.5	22	154.0	19
Total loans	1,944.0	100%	1,699.0	100%	1,420.2	100%	828.1	100%	792.2	100%

Allowance for loan losses	(22.1)		(19.4)		(13.0)		(9.3)		(9.0)
Net loans	$1,921.9		$1,679.6		$1,407.2		$818.8		$783.2

Residential mortgages.

The Bank offers conforming and a limited number of non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years. The Bank offers both fixed- and adjustable-rate conventional mortgage loans (“ARMs”) with terms of 10 to 30 years that are fully amortizing with monthly loan payments. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as “A” or “A-“. Loans that conform to such guidelines are referred to as “conforming loans.” The Bank generally originates both fixed-rate and ARM loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417,000 for single-family homes. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank does not actively engage in the business of sub-prime mortgage lending, but may, from time to time originate residential mortgage loans with FICO scores below 660 when merited by other underwriting considerations.

The Bank also originates loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to the substantially same credit standards as conforming loans, which are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans. The Bank also originates loans other than jumbo loans that are not saleable to Fannie Mae or Freddie Mac, but are deemed to be acceptable risks.

The Bank actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages, The Bank may decide to sell all or a portion of such loans in the secondary mortgage market to government-sponsored entities such as Fannie Mae and Freddie Mac or other purchasers depending on market interest rates and our capital and liquidity position.

The Bank generally retains the servicing rights on large portfolio loan sales to generate fee income and reinforce our commitment to customer service, although the Bank may also sell loans to mortgage banking companies, on a servicing-released basis. As of December 31, 2007, residential mortgage loans serviced for others totaled $128.0 million.

The Bank currently offers several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rates on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board and subject to certain periodic and lifetime limitations on interest rate changes. ARM loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates

Index

rise, thereby increasing the potential for default. At December 31, 2007, our ARM portfolio totaled $338.3 million.  The Bank’s adjustable rate loans do not have interest-only or negative amortization features.

The Bank requires title insurance on all its one- to four-family mortgage loans, and also requires that borrowers maintain fire and extended coverage or all risk casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements, but in any event in an amount calculated to avoid the effect of any coinsurance clause. For loans with initial loan-to-value ratios in excess of 80%, the Bank generally requires private mortgage insurance.

The Bank originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide fifteen-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines. Residential construction loans totaled $46.8 million at year-end 2007.

Commercial Mortgages. The Bank originates commercial mortgages on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities. This portfolio also includes commercial 1-4 family and multifamily properties. Loans may generally be made with terms of up to 25 years and with interest rates that adjust periodically (primarily from short-term to five years).

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

Commercial mortgages generally involve larger principal amounts and a greater degree of risk than residential mortgages. They also often provide higher lending spreads. Because repayment is often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Berkshire Bank seeks to minimize these risks through strict adherence to its underwriting standards and portfolio management processes.

The Bank originates land acquisition, development and construction loans to builders in our market area. These loans totaled $125.3 million, or 6.4% of our total loan portfolio at December 31, 2007. Acquisition loans help finance the purchase of land intended for further development, including single-family houses, multi-family housing, and commercial income property. In some cases, the Bank may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although for certain borrowers deemed to be the lowest risk, higher loan-to-value ratios may be allowed. The Bank also makes development loans to builders in its market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum amount loaned is generally limited to the cost of the improvements plus an interest reserve, if one is required. Advances are made in accordance with a schedule reflecting the cost of the improvements.

The Bank also grants construction loans to area builders, often in conjunction with development loans. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. The Bank commits to provide the permanent mortgage financing on most of our construction loans on income-producing property.

Index

Land acquisition, development and construction lending exposes the Bank to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event the Bank makes an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose the Bank to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Commercial Business Loans. The Bank offers secured commercial term loans with repayment terms which are normally limited to the expected useful life of the asset being financed, generally not exceeding seven years. Berkshire Bank also offers revolving loans, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal.

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

Consumer Loans. Berkshire Bank’s consumer lending strategy is focused on indirect automobile loans and home equity loans. The Bank offers fixed-rate automobile loans with terms of up to 72 months for new and recent model used cars and up to 66 months for older model used cars. The Bank generally makes such loans up to 100% of the retail value shown in the NADA Used Car Guide. This program is targeted towards prime grade credits. The Bank does not offer subprime lending programs. The automobile loans have produced a higher loan charge-off rate than the Bank’s other loan portfolios, which is viewed as normal for this segment. Collections are more sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged prior to repossession. Additionally, collections are more subject to the limitations of federal and state laws. Automobile loans outstanding totaled $190.6 million at year-end 2007.

The Bank’s home equity lines of credit are typically secured by second mortgages on borrowers’ residences. Home equity lines have an initial revolving period up to ten years, followed by an amortizing term up to fifteen years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed-rate second mortgages with terms up to fifteen years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined. Home equity line credit risks are similar to those of adjustable-rate first mortgages, although these loans may be more sensitive to losses when interest rates are rising due to increased  sensitivity to rate changes and increased possible compression of collateral coverage on second liens. The Bank also includes all other consumer loans in this portfolio total, including personal secured and unsecured loans and overdraft protection facilities. Home equity and other loans outstanding at year-end 2007 totaled $181.9 million.

Index

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2007. The contractual maturities do not reflect premiums, discounts, and deferred costs, and do not reflect prepayments.

December 31, 2007

Contractual Maturity	One Year	More Than One	More Than
(In Thousands)	or Less	to Five Years	Five Years	Total

Construction Mortgage Loans:
Residential	$9,266	$37,548	$ ----	$46,814
Commercial	36,854	88,495	----	125,349
Commercial Business Loans	92,262	49,368	61,934	203,564
Total	$138,382	$175,411	$61,934	$375,727

For the $237 million total of loans above which mature in more than one year, $101 million of these loans are fixed-rate and $136 million are variable-rate.

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

The Bank’s lending activities are conducted by its salaried and commissioned loan personnel and through its relationships with automobile dealers. From time to time, the Bank will purchase whole loans or participations in loans. These loans are underwritten according to Berkshire Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. The Bank from time to time will sell or securitize residential mortgages in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio, the Bank’s interest rate risk profile and liquidity needs. The Bank sells a limited number of commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to sixty days from approval; some commercial commitments are made for longer terms. Total lending commitments, including lines and letters of credit, were $571 million at year-end 2007.

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Board. Loans outstanding to the ten largest relationships totaled $159 million at year-end 2007. Total year-end commercial construction loans outstanding were 74% of the Bank’s risk based capital at year-end, and total commercial mortgage outstandings (including certain owner-occupied loans) were estimated at 265% of risk based capital. The FDIC has recently established monitoring guidelines of 100% and 300% for these ratios, respectively. Above these guidelines, additional monitoring and risk management controls are required. The commercial construction and development loans primarily involve lodging, leisure, and retail properties. For the majority of these loans, the Bank provides permanent or semi-permanent financing after the construction period. The Bank finances residential and condominium construction and development projects as well.

Problem Assets. While the Bank generally prefers to work with borrowers to resolve problems, the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports to the Board of Directors monthly delinquent loans and nonperforming assets.  Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which

Index

are well secured and in the process of collection. Delinquent automobile loans are maintained on accrual until they reach 120 days delinquent, and then they are generally charged-off. Interest income that would have been recorded for 2007 had nonaccruing loans been current according to their original terms, amounted to $0.8 million. The amount of interest income on those loans that was included in net income in 2007 was $0.1 million.

Real estate acquired by Berkshire Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. At year-end 2007, Berkshire Bank had two properties of residential foreclosed real estate totaling $866 thousand.

The following table sets forth additional information on year-end problem assets.

(Dollars in thousands)	2007	2006	2005	2004	2003

Nonaccruing loans:
Residential mortgages	$726	$15	$261	$327	$348
Commercial mortgages	5,177	308	271	147	496
Commercial business	4,164	7,203	553	523	1,887
Consumer	441	66	101	155	468
Total nonperforming loans	10,508	7,592	1,186	1,152	3,199
Real estate owned	866	-	-	-	-
Total nonperforming assets	$11,374	$7,592	$1,186	$1,152	$3,199

Troubled debt restructurings	$4,613	$5,268	$1,234	$510	$214
Accruing loans 90+ days past due	823	281	110	65	306

Total nonperforming loans/total loans	0.54%	0.45%	0.08%	0.14%	0.40%
Total nonperforming assets/total assets	0.45%	0.35%	0.06%	0.09%	0.26%

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

Nonperforming loans increased from $7.6 million at year-end 2006 to $10.5 million at year-end 2007. The increase in nonperforming loans was due mainly to an increase in nonaccrual commercial mortgages offset by a decrease in nonaccrual commercial business loans. There was one commercial mortgage totaling $2.7 million and several commercial mortgages with balances less than $1.0 million placed on nonaccrual status during 2007. Nonperforming loans also were impacted by increases in residential mortgages of $0.7 million and consumer loans (home equity loans) of $0.4 million. The increase in these nonperforming loan categories was due mainly to softening economic conditions in portions of the Company’s market area.

At year-end 2007, there were no loan balances classified as loss. The balance of loans classified as doubtful was $1.3 million having an impaired valuation allowance of $0.8 million. Loans classified as substandard totaled $30.7 million. There were $7.7 million in loans classified as substandard and reported as nonperforming at year-end 2007. Included in the substandard nonperforming category are two commercial business loans in excess of $1.0 million, which totaled $4.2 million with an impaired valuation allowance of $0.2 million. The remaining $3.5 million of substandard nonperforming loans are commercial mortgages with outstanding balances of less than $1.0 million and an impaired valuation allowance of $0.2 million at year-end 2007.  The remaining $23.0 million in loans classified as substandard are collectively regarded as having the potential to be nonperforming in the future, which included 6 loans with

Index

balances in excess of $1.0 million totaling $14.2 million at year-end 2007. Loans rated special mention totaled $32.8 million at year end 2007. Loans delinquent 30 – 90 days totaled $7.6 million at year-end 2007.

Allowance for Loan Losses. Berkshire Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements. The allowance includes a specific component for impaired loans, a general component for pools of outstanding loans and an unallocated component for estimated model imprecision.

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

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. Because the estimation of inherent losses cannot be made with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan or loan portfolio category deteriorate as a result of the factors discussed above. Additionally, the regulatory agencies, as an integral part of their examination process, also periodically review Berkshire Bank’s allowance for loan losses. Such agencies may require Berkshire Bank to make additional provisions for estimated losses based upon judgments different from those of management. Any material increase in the allowance for loan losses may adversely affect Berkshire Bank’s financial condition and results of operations.

Index

The following table presents an analysis of the allowance for loan losses for the years indicated.

(Dollars in thousands)	2007		2006		2005		2004		2003

Balance at beginning of year	$19,370		$13,001		$9,337		$8,969		$10,308
Charged-off loans:
Residential mortgages	110		27		-		-		-
Commercial mortgages	-		-		-		138		-
Commercial business	4,850		461		432		218		157
Consumer	1,416		1,288		1,110		1,846		4,207
Total charged-off loans	6,376		1,776		1,542		2,202		4,364

Recoveries on charged-off loans:
Commercial business	13		43		55		296		440
Consumer	356		667		517		709		1,125
Total recoveries	369		710		572		1,005		1,565

Net loans charged-off	6,007		1,066		970		1,197		2,799
Allowance attributed to loans acquired by merger	4,453		-		3,321		-		-
Provision for loan losses	4,300		7,860		1,313		1,565		1,460
Transfer of commitment reserve	-		(425)		-		-		-
Allowance for loan losses, balance at end of year	$22,116		$19,370		$13,001		$9,337		$8,969

Ratios:

Net loans charged-off/average total loans	0.34%		0.07%		0.08%		0.15%		0.35%
Recoveries/charged-off loans	5.79		39.98		37.09		45.64		35.86
Net loans charged-off/allowance for loan losses	27.16		5.50		7.46		12.82		31.21
Allowance for loan losses/total loans	1.14		1.14		0.92		1.13		1.13
Allowance for loan losses/nonperforming loans	2.10	x	2.55	x	10.96	x	8.11	x	2.80	x

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

	2007		2006		2005		2004		2003

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans		Loans		Loans		Loans		Loans
		in Each		in Each		in Each		in Each		in Each
	Amount	Category to	Amount	Category to	Amount	Category to	Amount	Category to	Amount	Category to
(Dollars in thousands)	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans

Residential mortgages	$2,028	34%	$1,845	36%	$1,649	39%	$435	28%	$491	34%
Commercial mortgages	12,040	36	9,939	33	5,933	29	3,828	32	2,945	26
Commercial business	5,787	11	5,199	11	3,517	11	3,344	18	3,362	21
Consumer	2,261	19	2,387	20	1,902	21	1,730	22	2,171	19

Total	$22,116	100%	$19,370	100%	$13,001	100%	$9,337	100%	$8,969	100%

INVESTMENT SECURITIES ACTIVITIES

The investment securities portfolio is primarily used to provide for Berkshire Bank’s cash flow needs, to provide adequate liquidity to protect the safety of customer deposits, to manage interest rate risk and to earn a reasonable return on investment. The average maturity or repricing and the types of securities maintained are based upon the composition, maturity and quality of the loan portfolio, interest rate risk and Berkshire Bank’s liquidity position and deposit structure.

The Risk Management Committee of the Board of Directors is responsible for developing and reviewing Berkshire Bank’s investment policy. Investment decisions are made in accordance with the Bank’s investment policy and are based upon the quality of a particular investment, its inherent risks, the Bank’s liquidity needs, prospects for yield and/or appreciation and the potential tax consequences. General investment strategies are developed and authorized by the Risk Management Committee. The execution of specific investment actions and the day-to-day oversight of the

Index

Bank’s investment portfolio rests with the President and the Treasurer. The Risk Management Committee of the Board of Directors receives a quarterly report of all securities transactions made during the period.

The majority of the Bank’s investments have been in mortgage-backed securities issued or guaranteed by U.S. Government sponsored enterprises. The Bank has focused on mortgaged backed securities that have an average duration between two to four years and that offer a steady stream of principal and interest payments that can be reinvested at current market rates. Generally, in 2007, these securities consisted of purchases of collateralized mortgage obligation PACs for shorter durations and ten-year fixed-rate mortgage pass-through securities for slightly longer duration. Nearly all the mortgage-backed securities owned by the Bank are issued by Fannie Mae or Freddie Mac. No other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2007. The Bank also purchases municipal bonds and obligations, and purchases and originates industrial revenue bonds. Some of these securities support local municipal relationships and these securities provide a tax-advantaged yield. Other corporate bonds are primarily investment grade trust preferred securities issued by financial institutions. The equity securities portfolio consists primarily of investments in the common stock of the Federal Home Loan Bank of Boston (“FHLBB”). The Bank has substantially liquidated its actively managed portfolio of exchange traded equity securities of bank, utility and industrial stocks. In 2006 and 2007, the Bank executed deleveraging programs to reduce leverage, improve yield, and improve interest rate sensitivity.

Index

The following table presents the year-end amortized cost and fair value of Berkshire Bank’s securities, by type of security, for the years indicated.

	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Available for sale securities
U.S. Government agencies	$-	$-	$-	$-	$69	$63
Municipal bonds and obligations	74,223	75,186	63,788	64,503	63,701	63,673
Mortgage-backed securities	103,387	104,518	85,102	84,334	264,705	258,504
Other bonds and obligations	15,601	15,265	20,392	20,439	24,356	24,703
Equity securities	23,913	24,073	24,687	24,930	41,667	43,933

Total available for sale securities	$217,124	$219,042	$193,969	$194,206	$394,498	$390,876
Held to maturity securities
Municipal bonds and obligations	$36,981	$37,233	$35,572	$35,286	$23,851	$23,851
Mortgage-backed securities	2,475	2,456	4,396	4,400	6,057	5,912

Total held to maturity securities	$39,456	$39,689	$39,968	$39,686	$29,908	$29,763

The following table summarizes year-end 2007 amortized cost, weighted average yields and contractual maturities of debt securities. Yields are stated on a book basis (not fully taxable equivalent).

			More than One		More than Five Years
	One Year or Less		Year to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in millions)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Municipal bonds and obligations	$10.5	4.02%	$6.5	3.87%	$18.8	3.90%	$75.4	4.47%	$111.2	4.08%
Mortgage-backed securities	1.4	4.53	2.4	4.08	23.0	5.26	79.1	5.17	105.9	5.11
Other bonds and obligations	1.0	5.48	2.0	5.31	3.0	5.18	9.6	6.60	15.6	6.09
Total	$12.9	4.19%	$10.9	4.17%	$44.8	4.68%	$164.1	4.93%	$232.7	4.69%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

Deposits are the major source of funds for Berkshire Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank also uses borrowings from the FHLBB as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs. In 2005, the Company created a trust subsidiary to issue $15.0 million in trust preferred securities, which provided funds which were invested in the Bank as additional paid in capital, thereby increasing its regulatory capital. The holding company has $50 million available in lines of credit and term loans and $35 million outstanding against the lines and term loans at December 31, 2007. The lines of credit at the holding company were used to fund the cash portion of the Factory Point acquisition as well as repurchases of its common stock.

Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. Berkshire Bank’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and time certificates of deposit. The Bank emphasizes its transaction deposits – checking and NOW accounts for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. Money market accounts have increased in popularity due to their interest rate structure. Savings accounts include traditional passbook and statement accounts. The Bank’s time accounts provide maturities from three months to ten years. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers.

Index

The following table presents information concerning average balances and weighted average interest rates on Berkshire Bank’s interest-bearing deposit accounts for the years indicated.

	2007			2006			2005
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(Dollars in millions)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$190.4	12%	-%	$174.5	12%	-%	$149.6	13%	-%
NOW	157.9	10	1.46	137.8	9	1.09	121.7	11	0.39
Money market	339.2	21	3.60	284.4	19	3.41	209.0	18	2.13
Savings	201.6	13	1.09	210.6	14	0.90	205.8	18	0.90
Time	714.1	44	4.75	651.7	46	4.28	445.2	40	3.20
Total	$1,603.2	100%	3.16%	$1,459.0	100%	2.81%	$1,131.3	100%	1.86%

At year-end 2007, Berkshire Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate
(Dollars in thousands)
Three months or less	$100,607	4.83%
Over 3 months through 6 months	65,520	4.49
Over 6 months through 12 months	81,992	4.80
Over 12 months	49,889	4.96
Total	$298,008	4.77%

The FHLBB functions as a central reserve bank providing credit for member institutions. As an FHLBB member, Berkshire Bank is required to own capital stock of the FHLBB. FHLBB borrowings are secured by a blanket lien on most of the Bank’s mortgage loans and mortgage-related securities, as well as certain other assets. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities. The Company has also utilized notes payable and junior subordinated debentures as additional funding sources.

WEALTH MANAGEMENT SERVICES

The Bank’s Asset Management/Trust Group provides consultative investment management and trust relationships to individuals, businesses, and institutions, with an emphasis on personal investment management. The group has built a track record over more than a decade with its dedicated in-house investment management team. At year-end 2007, assets under management totaled $781 million. The group provides financial planning, investment management and brokerage services utilizing Commonwealth Financial Network as the broker/dealer.

INSURANCE

Expanding on its existing insurance operations, and those acquired as part of the Woronoco Bancorp acquisition in 2005, Berkshire Insurance Group, Inc. acquired five agencies with eight locations at the end of October 2006. The resulting agency has 94 full-time equivalent employees in ten locations in Berkshire, Franklin and Hampden Counties, Massachusetts. Berkshire Insurance Group is one of the largest insurance agencies in Western Massachusetts. One of the acquired agencies was a Best Practices and Five Star designee which bolstered the administrative and efficiency expertise, and one of the agencies had a strong sales selection, training and oversight process in place. The executive team draws on over 175 years of independent agency management and sales experience and manages a combined sales force of fifteen agents. Berkshire Insurance Group sells all lines of insurance (personal, commercial, employee benefits, and life insurance) in western Massachusetts, southern Vermont  upstate New York and northwestern Connecticut. Berkshire Insurance Group has instituted an aggressive cross sell program of insurance and banking products through all offices and branches.

Index

GOVERNMENT BANKING

Berkshire Bank offers full-service government banking for cities, towns and municipal school districts in its primary markets. In October 2005, Berkshire Bank opened Berkshire Municipal Bank, an FDIC-insured, New York-chartered limited purpose commercial bank, organized principally to accept deposits from New York municipalities and other governmental entities. Berkshire Municipal Bank was renamed Berkshire Bank Municipal Bank in February 2008.

PERSONNEL

At year-end 2007, the Company had 560 full-time equivalent employees, representing an increase of 38 from 522 at year-end 2006. This growth was primarily due to the Factory Point acquisition in the third quarter. Year-end personnel included 94 full-time equivalent employees in Berkshire Insurance Group and 466 in the Bank. The employees are not represented by a collective bargaining unit and the Bank will strive to continue its strong relationship with its employees.

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

Berkshire Bank is a Massachusetts chartered savings bank which wholly owns five subsidiaries. The Bank owns three subsidiaries which are qualified as “securities corporations” for Massachusetts income tax purposes: North Street Securities Corporation, Woodland Securities, Inc., and Gold Leaf Securities Corporation. Berkshire Bank also owns Berkshire Bank Municipal Bank, which was previously discussed under “Government Banking”. Additionally, the Bank owns the inactive subsidiary, Berkshire Financial Planning, Inc., which ceased offering brokerage services in 2004. Except for Berkshire Bank Municipal Bank, all subsidiaries of Berkshire Bank are incorporated in Massachusetts.

During 2007, the Company acquired Factory Point Bancorp, Inc. Between the acquisition date and the end of the year, all of the Factory Point subsidiaries were merged into existing Berkshire entities. During 2005, the Company acquired Woronoco Bancorp. Between the acquisition date and the end of 2005, all of the Woronoco subsidiaries were merged into existing Berkshire entities, except for Woronoco Insurance Group, Inc., which was acquired by Berkshire Bank and renamed Berkshire Insurance Group, Inc.

SEGMENT REPORTING

The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp.  Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services.  Insurance includes the activities of Berkshire Insurance Group, which provides commercial and consumer insurance services.  The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp.  For more information about the Company’s reportable operating segments, see Footnote 17 in Item 8. of this Form 10-K.

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

Index

GENERAL

As a savings and loan holding company, Berkshire Hills is required by federal law to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (“OTS”). As a savings bank chartered by the Commonwealth of Massachusetts, Berkshire Bank is subject to extensive regulation, examination and supervision by the Massachusetts Commissioner of Banks (the “Commissioner”), as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. Berkshire Bank is a member of the Federal Home Loan Bank system and, with respect to deposit insurance, of the Bank Insurance Fund managed by the FDIC. Berkshire Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Commissioner and/or the FDIC conduct periodic examinations to test Berkshire Bank’s safety and soundness and compliance with various regulatory requirements. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the Massachusetts legislature, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to Berkshire Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Berkshire Bank and Berkshire Hills and is qualified in its entirety by reference to the actual laws and regulations.

MASSACHUSETTS BANKING LAWS AND SUPERVISION

Massachusetts savings banks are regulated and supervised by the Commissioner who oversees regular bank examinations. The Commissioner’s approval is required to establish or close branches, to merge with another bank,  to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the Commissioner’s regulations, policies and directives may be sanctioned. The Commissioner may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Commissioner has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

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

Berkshire Bank must adhere to the Massachusetts banking laws, which govern activities such as authorized investments, lending activities and dividend payments. In particular, a Massachusetts savings bank may only pay dividends on its capital stock if such payment would not impair the bank’s capital. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders’ equity of the bank below the amount of the liquidation account required by the Massachusetts conversion regulations. Additionally, the Commissioner may restrict the payment of dividends by a bank if it is determined that such payment would result in safety and soundness concerns.

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

Index

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

INTERSTATE BANKING AND BRANCHING

Federal law permits a bank, such as Berkshire Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders. In 2004, Berkshire Bank purchased a branch in Oriskany Falls, New York. At year-end 2005, Berkshire Bank had received regulatory approval for a new branch in East Greenbush, New York and was in the process of obtaining regulatory approval for new branches in Delmar and Guilderland, New York. Since 2005, Berkshire Bank opened nine branches in upstate New York’s capital region. At its interstate branches, Berkshire Bank may conduct any activity that is authorized under Massachusetts law that is permissible either for a savings bank chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks and the Vermont Commissioner of Banking and Insurance may exercise certain regulatory authority over, the Bank’s New York and Vermont branches.

PROMPT CORRECTIVE REGULATORY ACTION

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2007, Berkshire Bank met the conditions to be classified as a “well capitalized” institution.

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

Index

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

ENFORCEMENT

The FDIC has extensive enforcement authority over insured savings banks, including Berkshire Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties,  issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances.

INSURANCE OF DEPOSIT ACCOUNTS

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was $1.2 million, of which $0.7 million was used in 2007 and $0.5 million remains for use in 2008.. The Reform Act also provided for the possibility that the

Index

Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which was unchanged from 2007.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks that provide a central credit facility primarily for member institutions. Berkshire Bank, as a member, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. Berkshire Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at year-end 2007 of $21.1 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years 2007, 2006, 2005, 2004, and 2003, cash dividends from the Federal Home Loan Bank of Boston to Berkshire Bank amounted to approximately $1.4 million, $1.6 million, $1.3 million, $0.5 million and $0.2 million, respectively.

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

Index

would become subject to activities restrictions upon the acquisition of another savings institution that is held as a separate subsidiary.

Federal law prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings associations, the OTS considers the financial and managerial resources and future prospects of the Company and the institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test (the “QLT Test”), a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential and commercial mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. At year-end 2007, Berkshire Bank maintained 77% of its portfolio assets in qualified thrift investments. Berkshire Bank also met the QTL Test in each of the prior twelve months and, therefore, met the QTL Test.

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

Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with regulations under Massachusetts law. Approval of the Massachusetts regulatory authorities would be required for the Company to acquire 25% or more of the voting stock of another depository institution. Similarly, prior regulatory approval would be necessary for any person or company to acquire 25% or more of the voting stock of the Company. The term “bank holding company,” for the purpose of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan association and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before any of the following: any company becoming a bank holding company; any bank holding company acquiring direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merging with another bank holding company. Although the Company is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

BERKSHIRE BANK MUNICIPAL BANK

In 2005, Berkshire Bank established a new subsidiary, Berkshire Municipal Bank, as a state chartered limited purpose commercial bank in New York, to accept deposits of municipalities and other governmental entities in the State of New York. In February 2008, Berkshire Municipal Bank was renamed Berkshire Bank Municipal Bank. Berkshire Bank Municipal Bank is subject to extensive regulation, examination and supervision by the New York State Superintendent of Banks, as its primary regulator and the FDIC, as the deposit insurer. It is also subject to regulation as to certain matters by the Federal Reserve.

Index

OTHER REGULATIONS

Berkshire Bank is subject to federal and state  consumer protection statues and regulations promulgated under these laws, including, but not limited to, the:

•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinance loans; Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•
Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Berkshire Bank also is subject to federal laws protecting the confidentiality of consumer financial records, and limiting the ability of the institution to share non-public personal information with third parties.

Finally, Berkshire Bank is subject to extensive anti-money laundering provisions and requirements, which require the institution to have in place a comprehensive customer identification program and an anti-money laundering program and procedures. These laws and regulations also prohibit financial institutions from engaging in business with foreign shell banks; require financial institutions to have due diligence procedures and, in some cases, enhanced due diligence procedures for foreign correspondent and private banking accounts; and improve information sharing between financial institutions and the U.S. government. The Bank has established polices and procedures intended to comply with these provisions.

FEDERAL AND MASSACHUSETTS INCOME TAXATION

The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Berkshire Bank in the same manner as due other corporations with some exceptions, including particularly Berkshire Bank’s reserve for bad debts discussed below. This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries.

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

The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from municipal obligations of any state, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except no deduction is allowed for bonus depreciation or state income taxes. Carry forwards and carry backs of net operating losses are not allowed. A qualifying limited purpose corporation is generally entitled to special tax treatment as a “securities corporation.” The Bank’s three securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

Index

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

Our commercial loan portfolio, which consists of commercial real estate loans, construction and development loans and commercial business loans, has increased from $757 million at year-end 2006 to $908 million at year-end 2007. A significant portion of this growth has included construction and development loans that may have higher risk, and loans in new markets, where the Company has less historic knowledge of the market. Also, commercial loans are more sensitive to economic downturns and the possible impact of higher interest rates. Such sensitivity includes potentially higher default rates and possible reduction of collateral values. Some of the growth in commercial loans is also attributable to larger loan sizes and larger relationship exposures, which can have a greater impact on profits in the event of adverse loan performance. Commercial lending also involves more development financing, which is dependent on the future success of new operations. Additionally, the Company has expanded its commercial lending team to accomplish this growth, and this has the potential to increase risk relating to underwriting and administrative controls as new lenders are integrated into the control environment. These and other factors may result in errors in judging the collectability of commercial loans, which may lead to additional provisions or charge-offs. Construction lending depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the building project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If the Company is forced to foreclose on collateral before or at completion due to a default, there can be no assurance that it will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially  and adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, the local residential real estate market, the interest rate environment, fiscal and monetary policy of the United States government, energy prices, commercial real estate conditions, the duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Index

Based on our review of the above-mentioned factors, we recorded a provision for loan losses of $4.3 million for the year ended December 31, 2007 and acquired $4.5 million in allowance for loan losses from the Factory Point Bancorp acquisition to bring our allowance for loan losses at year-end 2007 to $22.1 million, which was 1.14% of total loans. State and federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Approximately 79% of our loans were secured by real estate as of year-end 2007.  A decline in real estate values could expose us to a greater risk of loss. Because the majority of our borrowers and depositors are individuals and businesses located and doing business in our market areas, our success depends to a significant extent upon economic conditions in our market areas. Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally effect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Growth

Our geographic expansion and growth, if not successful, could negatively impact earnings.

We plan to achieve significant growth both organically and through acquisitions. We have recently expanded into new geographic markets and anticipate that we will expand into additional new geographic markets as we transform ourselves into a regional bank. The success of this expansion will depend on our ability to continue to maintain and develop an infrastructure appropriate to support such growth. Also, our success will depend on the acceptance by customers of us and our services in these new markets and, in the case of expansion through acquisitions, our success depends on many factors, including the long-term retention of key personnel and acquired customer relationships. The profitability of our expansion strategy also will depend on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings. We expect that it may take a period of time before certain of our new branches can become profitable, especially in areas in which we do not have an established physical presence. During this period, operating these new branches may negatively impact net income. Additionally, in connection with our expansion, we will need to increase our operational and financial procedures, systems and controls. If we have difficulty in doing so, it could harm our business, results of operations and financial condition.

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

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period.  In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially and  adversely affect our net interest spread, asset quality, origination volume and overall profitability.

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

Our securities portfolio includes mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises.. These securities are sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of stockholders’ equity until realized upon sale.  As a result, future interest rate fluctuations may impact stockholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our financial condition, profitability and prospects.

Index

Liquidity

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources at the holding company. At December 31, 2007, we had approximately $299 million of FHLB advances outstanding. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on industry standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

Index

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

We acquired Factory Point Bancorp, Inc. in 2007, and Woronoco Bancorp in 2005 and have purchased insurance and financial planning businesses in the last two years, including the five insurance agencies we acquired on October 31, 2006. We will pursue additional opportunities for acquisitions in the future, including acquisitions in adjacent states. The success of acquisitions depends on many factors, including the long term retention of key personnel and acquired customer relationships. We recorded goodwill and other intangible assets in conjunction with the Factory Point Bancorp acquisition, Woronoco Bancorp acquisition, and the acquisition of five insurance agencies and such assets may be recorded in future acquisitions. If these assets were to become impaired, we would be required to write them down.

Trading

The trading history of our common stock is characterized by low trading volume.  The value of your investment may be subject to sudden decreases due to the volatility of the price of our common stock.

Our common stock trades on The NASDAQ Global Select Market. The average daily trading volume of our common stock was approximately 62,450 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

Index

•	future sales of our common stock;

•      changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located in an owned facility located in Pittsfield, Massachusetts. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts; Pioneer Valley, Massachusetts; Southern Vermont, and the Capital Region, Northeastern New York. The Company operates 38 full service banking offices, of which 21 are premises owned by the Company. The Company considers its properties to be suitable and adequate for its present and immediately foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2007, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Index

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of Berkshire Hills trade on the NASDAQ Global Select Market under the symbol “BHLB”. The following table sets forth the quarterly high and low closing sales price information and dividends declared per share of common stock in 2007 and 2006.

			Dividends
2007	High	Low	Declared
First quarter	$34.71	$32.59	$0.14
Second quarter	33.75	31.51	0.14
Third quarter	32.52	26.10	0.15
Fourth quarter	31.31	24.27	0.15
2006
First quarter	$36.08	$32.37	$0.14
Second quarter	36.39	32.77	0.14
Third quarter	38.44	33.46	0.14
Fourth quarter	39.67	33.08	0.14

Holders

The Company had approximately 2,239 holders of record of common stock at March 10, 2008.

Dividends

The principal sources of the Company’s cash reserves are dividends received from the Bank and Berkshire Insurance Group, together with proceeds from stock option exercises. In addition, the Company has issued subordinated debt to its wholly owned subsidiary grantor trust. The banking regulators may prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice, or which would reduce the amount of its capital below that necessary to comply with minimum applicable regulatory capital requirements. Under applicable regulations, prior regulatory approval is required for any capital distribution by the Bank to the Company if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year. See also the Stockholders’ Equity note 13 in the financial statements in Item 8 of this Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

No unregistered securities were sold by the Company within the last three years. Registered securities were exchanged as part of the consideration for the acquisitions of Factory Point Bancorp and Woronoco Bancorp.

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased	per share	plans or programs	the plans or programs
October 1-31, 2007	40,529	$27.96	40,529	227,393
November 1-30, 2007	167,500	26.52	167,500	59,893
December 1-31, 2007	61,900	25.69	61,900	297,993
Total	269,929	$26.55	269,929	297,993

On February 23, 2006, the Company authorized the purchase of up to 300,000 shares, from time to time, subject to market conditions. The last of the shares under the February 23, 2006 plan were purchased on  December 18, 2007. On December 14, 2007, the Company authorized the purchase of up to 300,000 additional shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors.  The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

Index

Performance Graph

The performance graph compares the Company’s cumulative stockholder return on its common stock over the last five years to the cumulative return of the NASDAQ Composite Index, and the SNL All Bank and Thrift Index. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative stockholder return over a five-year period is based on an initial investment of $100 on December 31, 2002.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Berkshire Hills Bancorp Inc.	$100.00	$156.34	$162.61	$148.90	$151.15	$119.80
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank and Thrift Index	100.00	135.57	151.82	154.20	180.17	137.40

Index

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003

Selected Financial Data:
Total assets	$2,513,432	$2,149,642	$2,035,553	$1,310,115	$1,218,548
Securities	258,497	234,174	420,320	414,363	359,294
Loans, net	1,921,900	1,679,617	1,407,229	818,842	783,258
Goodwill and intangibles	182,452	121,341	99,616	7,254	10,233
Deposits	1,822,563	1,521,938	1,371,218	845,789	830,244
Borrowings and subordinated debentures	349,938	360,469	412,917	327,926	251,465
Total stockholders’ equity	326,837	258,161	246,066	131,736	123,175

Selected Operating Data:
Total interest and dividend income	$131,944	$118,051	$87,732	$61,081	$56,308
Total interest expense	68,019	57,811	36,115	20,724	18,742
Net interest income	63,925	60,240	51,617	40,357	37,566
Provision for loan losses	4,300	7,860	1,313	1,565	1,460
Service charges and fee income	26,654	13,539	9,373	5,493	5,023
All other non-interest income (loss)	(2,011)	(1,491)	5,550	2,271	1,425
Total non-interest expense	65,494	48,868	48,998	28,977	28,243
Provision for income taxes - continuing operations	5,239	4,668	8,003	5,639	5,161
Net income (loss) from discontinued operations	-	371	-	(431)	(185)
Net income	$13,535	$11,263	$8,226	$11,509	$8,965

Dividends per share	$0.58	$0.56	$0.52	$0.48	$0.48
Basic earnings per share:
Continuing operations	$1.47	$1.28	$1.16	$2.26	$1.74
Discontinued operations	-	0.04	-	(0.08)	(0.04)
Total	$1.47	$1.32	$1.16	$2.18	$1.70

Diluted earnings per share:
Continuing operations	$1.44	$1.25	$1.10	$2.08	$1.60
Discontinued operations	-	0.04	-	(0.07)	(0.03)
Total	$1.44	$1.29	$1.10	$2.01	$1.57

Average shares outstanding:
Basic	9,223	8,538	7,122	5,284	5,266
Diluted	9,370	8,730	7,503	5,731	5,703

Index

	At or For the Years Ended December 31,
	2007		2006		2005		2004		2003

Selected Operating Ratios and Other Data:
Performance Ratios:
Return on average assets	0.60%		0.53%		0.47%		0.89%		0.80%
Return on average equity	4.69		4.40		4.19		9.06		7.28
Interest rate spread	2.79		2.81		3.00		3.10		3.29
Net interest margin	3.26		3.24		3.33		3.37		3.61
Non-interest income/total net revenue	27.82		16.67		22.43		16.13		14.65
Non-interest expense/average assets	2.90		2.31		2.81		2.25		2.53
Dividend payout ratio	40.28		42.92		45.06		22.02		28.24

Bank Capital Ratios:
Tier 1 capital to average assets	7.97		7.69		7.79		8.08		7.87
Total capital to risk-weighted assets	10.40		10.27		11.12		12.69		12.55
Stockholders’ equity/total assets	13.00		12.01		12.09		10.06		10.11

Asset Quality Ratios:
Nonperforming loans/total loans	0.54		0.45		0.08		0.14		0.40
Nonperforming assets/total assets	0.45		0.35		0.06		0.09		0.26
Net loans charged-off/average total loans	0.34		0.07		0.08		0.15		0.35
Allowance for loan losses/total loans	1.14		1.14		0.92		1.13		1.13
Allowance for loan losses/nonperforming loans	2.10	x	2.55	x	10.96	x	8.11	x	2.80	x

Share Data:
Book value per share	$31.15		$29.63		$28.81		$22.43		$20.87
Market price at year end	$26.00		$33.46		$33.50		$37.15		$36.20

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

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable estimable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although we believe that we use appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause an increase in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. The allowance for loan losses discussion in Item 1 provides additional information about the allowance.

Index

Income Taxes. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation and evaluation of the timing and recognition of resulting tax liabilities and assets. Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Management must assess the realizability of the deferred tax assets, and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Goodwill and Identifiable Intangible Assets. In conjunction with the acquisitions of Factory Point Bancorp, Inc. in 2007 and Woronoco Bancorp in 2005, goodwill was recorded as an intangible asset equal to the excess of the purchase price over the estimated fair value of the net assets acquired. Other intangible assets were recorded for the fair value of core deposits and non-compete agreements. Goodwill and intangible assets related to insurance contracts were recorded for the purchase of insurance agencies in 2006. The valuation techniques used by management to determine the carrying value of assets acquired in the acquisition and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates which were used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives could have a material adverse impact on future results of operations.

SUMMARY

Net income increased by 20% to $13.5 million in 2007, compared to $11.3 million in the prior year. Net income per diluted share increased by 12% to $1.44 in 2007 from $1.29 in 2006. Earnings growth was driven primarily by a $3.7 million increase in net interest income, a $3.6 million decrease in provision for loan losses and a $12.6 million increase in non-interest income offset by a $16.6 million increase in non-interest expense. The increases in non-interest income and non-interest expense were due primarily to the acquisition of the five insurance agencies in the fourth quarter of 2006 and Factory Point in the third quarter of 2007. All earnings per share references are to diluted shares, and also reflect the additional shares issued in the Factory Point acquisition.

Financial highlights in 2007 included:

•	$10.0 million increase in insurance commissions and fees (from first full year of operations from acquired insurance agencies)
•	33% increase in deposit service fees
•	34% increase in wealth management fees
•	14% increase in loans (primarily from the Factory Point acquisition)
•	32% non-maturity deposit growth (23% from the Factory Point acquisition and 9% from organic growth)

Other highlights in 2007 included:

•	Acquired Factory Point Bancorp, contributing to a 17% increase in total assets
•	Opened four new branches in New York increasing our presence to ten branches in the New York Capital region
•	Introduced a new brand identity to improve our overall competitive positioning
•	First full year of operations for the expanded Berkshire Insurance Group – contributed $2.5 million in net income
•	Net interest margin of 3.38% for the fourth quarter of 2007 – highest level in fourteen quarters
•	Solid asset quality with nonperforming assets at 0.45% of total assets at December 31, 2007

Index

Results in 2007 included a third quarter after-tax  loss of $2.4 million ($0.25 per share) due to a $3.8 million loss from a balance sheet restructuring, $1.7 million in expenses from the Factory Point acquisition ($1.1 million after-tax or $0.11 per share), $1.3 million in other restructuring expenses ($0.8 million after-tax or $0.08 per share), and a $2.5 million provision for loan losses ($1.5 million after-tax or $0.16 per share) related to a $2.5 million charge-off for one commercial loan that was impacted by borrower fraud.  Collectively, these charges lowered 2007 net income by $5.6 million or $0.61 per share. Results in 2006 included a third quarter loss of $2.1 million ($0.25 per share) due to a $5.3 million securities loss related to a securities portfolio restructuring and deleveraging. Third quarter results in 2006 also included a $6.2 million loan loss provision due to an adjustment of the loan loss allowance.

COMPARISON OF FINANCIAL CONDITION AT  DECEMBER 31, 2007 AND 2006

Balance Sheet Summary. Total assets were $2.51 billion at year-end 2007, increasing by $364 million (17%).  Most categories of assets and liabilities increased due to the acquisition of Factory Point and organic growth.  In conjunction with the acquisition, the Company restructured its balance sheet in the third quarter by selling $32 million in securities and $50 million in residential mortgage loans.  Total loans increased by $245 million, including acquired Factory Point loans.  Organic loan growth in 2007 totaled $58 million (3%) primarily due to growth of $40 million (7%) in commercial mortgages.

Total deposits increased by $301 million in 2007, including acquired Factory Point deposits.  Organic deposit growth in 2007 totaled $25 million (2%) due to growth of $49 million (6%) in core non-maturity deposit balances.  The Company allowed expensive time deposits to decrease as loan growth declined, and the Company promoted non-time accounts to take advantage of more favorable cost and cross sale characteristics.  Total borrowings decreased by $11 million in 2007, with the increase relating to the Factory Point acquisition being more than offset by the third quarter balance sheet deleveraging.  Stockholders’ equity increased in 2007 primarily due to $63 million recorded in conjunction with the Factory Point acquisition, including the issuance of 1.91 million common shares.  Goodwill increased by $57 million, primarily due to the Factory Point acquisition.  Total book value per share increased to $31.15.  The ratio of total equity to assets increased to 13.0% reflecting the benefit of the new shares issued and the balance sheet deleveraging.    Net income of $14 million in 2007 was primarily used for dividends of $5 million and treasury stock buybacks of $8 million.  In the fourth quarter, the Company repurchased 270,000 shares at an average price of $26.55 per share.

Investment Securities. Total investment securities increased $24.3 million at year-end 2007 compared to year-end 2006. The Factory Point acquisition increased investment securities by $68 million. This increase was offset primarily by the sale of securities in connection with the deleveraging program, which totaled $32 million and the sale of $25 million of securities from Factory Point sold shortly after the merger date.  The sale of $25 million of Factory Point securities was comprised mainly of municipal securities and other debt securities. These securities were marked to market as of the acquisition date, and they were sold for an amount that approximated this value. The Company reinvested approximately $34 million of the proceeds in agency mortgage-backed securities and municipal bonds with average lives of 2-3 years.  The remaining securities from Factory Point were comprised mainly of conventional government agency and mortgage-backed securities, and municipal bonds. The loss from the securities sold in connection with the deleveraging program was $0.6 million. These securities had an estimated average life of approximately 4 years and a book yield of 4.75%. As a result of the actions noted above, the Company’s investment portfolio estimated average life was reduced by approximately three quarters of a year.

At year-end 2007, the total investment securities portfolio of $258 million included $112 million of municipal bonds and obligations, $107 million of mortgage backed securities, Federal Home Loan Bank stock of $21 million, and $18 million of other securities which consisted primarily of trust preferred securities. The fully taxable equivalent yield on investment securities remained unchanged at 5.6% in the fourth quarter of 2007 compared to the same period in 2006. This reflected the benefit of deleveraging in the third quarter of 2007.

Loans. Total loans increased by $245 million (14%) in 2007. The Factory Point acquisition accounted for $237 million of the increase. Excluding the impact of the $50 million residential mortgage loan sale, organic loan growth totaled $58 million (3%) due primarily to growth in commercial mortgages of $40 million, residential construction loans of $10 million and home equity loan growth of $6 million. The Company slowed the pace of loan growth in 2007 in order to maintain adherence to strong credit standards and pricing objectives in order to strengthen its net interest margin.

Index

Residential mortgages increased $58 million in 2007 including $69 million from the Factory Point acquisition. As mentioned previously, the Company sold $50 million in residential mortgages in the third quarter of 2007 as part of a deleverage program to improve the Company’s interest rate risk profile. The Company has no subprime lending programs and does not offer Alt-A or other non-conforming loan documentation programs. The growth in residential construction lending of $10 million was driven primarily by the Company’s expansion in the Albany, NY market. The Company will focus on selling long-term fixed rate residential mortgages and maintaining adjustable rate products in its portfolio in 2008.

Commercial loans and mortgages increased $151 million (20%) in 2007 including $136 million from the Factory Point acquisition. Excluding the increase from the Factory Point acquisition, commercial mortgages increased $40 million organically, primarily in the Berkshire and Pioneer Valley markets. Commercial loans decreased by $25 million, primarily from the outplacement of a large credit in 2007. The Company forecasts solid growth in the commercial loan and mortgage portfolio for 2008, given the opportunity to book larger commercial real estate and commercial loans  in Vermont as a result of the Factory Point acquisition, penetration in the expanding Albany market and our dominant position in the Berkshire and Pioneer Valley region.

Consumer loans increased $36 million (10%) in 2007 including $32 million from the Factory Point acquisition. Indirect automobile lending growth remained relatively flat and home equity lines of credit experienced moderate growth from pricing promotions. Loans with repricings over five years totaled $518 million at year-end 2007, which was an increase of $17 million over the $501 million total at year-end 2006. The average yield on loans remained unchanged at 6.7% in the fourth quarter of 2007 compared to the same period in 2006.

Asset Quality.  The Company’s asset quality measures remained solid at year-end 2007, despite softening economic conditions taking hold in the second half of 2007. Nonperforming loans increased to $10.5 million at year-end 2007 (0.54% of total loans) compared to $7.6 million at year-end 2006 (0.45% of total loans). Nonaccruing commercial business loans decreased from $7.2 million at year-end 2006 to $4.2 million at year-end 2007, primarily due to charge-offs of $4.0 million related to one commercial loan stemming from borrower fraud. Offsetting this decrease in nonaccruing commercial business loans was a $4.9 million increase in nonaccruing commercial mortgages. The increase in nonaccruing commercial mortgages resulted mainly from the classification of one large commercial mortgage totaling $2.6 million in the third quarter of 2007 and several smaller credits placed on nonaccrual during the year.

In addition to the nonperforming loans discussed above, the Company has identified approximately $23.1 million in potential problem loans at year-end 2007 as compared to $16.2 million at year-end 2006. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At December 31, 2007 and 2006, potential problem loans primarily consisted of commercial business loans and commercial mortgages. At year-end 2007, there were six potential problem loans that exceeded $1.0 million, totaling $14.2 million in aggregate compared to six potential problem loans exceeding $1.0 million, totaling $10.0 million at year-end 2006. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

As a result of the softening economic conditions in 2007, the Company did experience a modest increase in nonaccruing residential mortgages and consumer loans (mostly home equity loans). Nonaccruing residential mortgages totaled $0.7 million and nonaccruing consumer loans totaled $0.4 million at year-end 2007. Other real estate owned totaled $0.9 million at year-end 2007 and was comprised of two residential mortgage properties.

Index

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate. The Company’s methodologies for determining and allocating the allowance for loan losses focus on ongoing reviews of larger individual loans, historical net charge-offs, delinquencies in the loan portfolio, the level of impaired and non-performing assets, values of underlying loan collateral, the overall risk characteristics of the portfolios, changes in composition or size of the portfolio, geographic location, prevailing economic conditions and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis.

The Company considers the allowance for loan losses of $22.1 million appropriate to cover losses inherent in the loan portfolio as of December 31, 2007. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions, the Company’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in the Company’s markets may have an adverse impact on the current adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss. The ratio of the loan loss allowance to total loans was 1.14% at year-end 2007 and year-end 2006.

The total allowance for loan losses is generally available to absorb losses from any segment of the portfolio. The allocation of the Company’s allowance for loan losses disclosed in a table on page 12 of this document is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

In 2006, the Company refined its allowance for loan losses allocation methodology. In addition, management determined in the third quarter of 2006, loan losses would increase above negligible levels of recent years due to signs of an economic slowdown and increasing risk factors in the commercial and real estate loan portfolios. These changes resulted in a third quarter 2006 provision for loan losses of $5.5 million to increase general pool reserve levels due to a higher percentage of inherent losses in the loan portfolio.

Other Assets. The net book value of premises increased $9.7 million due primarily to the Factory Point acquisition and the de-novo branching program in the Company’s New York market. Goodwill and other intangible assets increased $61.1 million mainly from the acquisition of Factory Point.  All other assets increased primarily due to equity investments in community and historic development entities which provide transferable tax credits utilized by the Company and an increase in current income tax receivable and net deferred tax assets.

Deposits and Borrowings. Total deposits increased by $300.6 million (20%) in 2007. The Factory Point acquisition resulted in $274 million of this increase. Organic non-maturity deposit growth was $72 million and time deposits decreased $45 million.  Deposit growth was centered in higher yielding money market accounts and demand deposits. Time deposits continued to decrease in 2007, as the Company has shifted its focus, generating growth in demand deposits, NOW accounts and money market accounts. The Bank’s strategy is to promote lower cost transaction accounts, along with money market accounts which can be tied to other relationship banking. With this strategy, the Bank has also enhanced its commercial payment services and municipal account solicitation in order to broaden its footprint and improve cross sales with loan and insurance products. In 2007, the Bank unveiled its “I’m so excited” branding initiative and implemented new goals and incentives for increasing the pool of customers and products. The de novo branch program in New York generated $29 million in deposit growth, with total New York deposits increasing to $131 million at year-end 2007.

Total borrowings decreased by $11 million during 2007 due to the reduction of FHLBB borrowings with $82 million in funds provided from the deleveraging at the end of the third quarter offset by the assumption of $34 million in borrowings from Factory Point and a $20 million increase in borrowings at the holding company to fund the cash portion of the Factory Point acquisition and stock repurchases. During 2007, the Bank borrowed $65 million in FHLBB term advances over one year. The average maturity of these term borrowings was 4.8 years and they were used to fund growth of intermediate term loans. Most of these advances were bullet advances without optional calls.  Total year-end borrowings with maturities over three years increased to $80 million from $68 million. FHLBB Borrowings maturing under a year increased slightly to $124 million at year-end 2007 from $122 million at the prior year-end. Borrowings in 2007 also included $35 million in short term note payables at the holding company which were used to provide funding for the Factory Point acquisition and stock repurchases mentioned previously. The cost of borrowings increased to 4.7%

Index

in the fourth quarter of 2007 from 4.4% in the same quarter of 2006. This cost rose primarily due to extending term borrowings and the cost of holding company short-term note payables.

Equity. Stockholders’ equity increased in 2007 primarily due to $63 million recorded in conjunction with the Factory Point acquisition, including the issuance of 1.91 million common shares.   Total book value per share increased to $31.15.  The ratio of total equity to assets increased to 13.0% reflecting the benefit of the new shares issued and the balance sheet deleveraging.  Net income of $14 million in 2007 was primarily used for dividends of $5 million and treasury stock buybacks of $8 million. There were 272,600 shares of treasury stock repurchased at a total cost of $7.8 million ($26.52 per share on average), and there were 138,548 shares issued for option exercises and stock grants.

The Bank met all regulatory capital requirements and continued to satisfy the conditions necessary to be classified as “Well Capitalized” in accordance with federal regulatory standards. The Bank’s risk based capital was 10.4% at year-end 2007 compared to 10.3% at year-end 2006 Because the Bank’s dividends exceeded retained earnings from recent operations in accordance with certain regulatory measurements in 2006, the Bank’s dividends to the Company required specific regulatory approval. Such dividends in the immediate future would also require specific regulatory approval. The Bank received regulatory approval to pay $10 million in dividends to the Company in 2007.  For 2008, the Bank can declare aggregate additional dividends of $9 million without obtaining regulatory approval.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Net Income. Net income increased by 20% to $13.5 million in 2007, compared to $11.3 million in the prior year. Net income in 2007 included a third quarter after-tax charge of $2.4 million ($0.25 per share) due to a $3.8 million charge from a balance sheet restructuring, $1.7 million in expenses from the Factory Point acquisition ($1.1 million after-tax), $1.3 million in other restructuring expenses ($0.8 million after-tax), and a $2.5 million provision for loan losses ($1.5 million after-tax) related to a $2.5 million charge-off for one commercial loan that was impacted by borrower fraud.  Collectively, these charges lowered 2007 net income by $5.6 million. Net income in 2007 also included total costs of $4.2 million for the New York de novo branch program and the costs of the Company’s branding program, which the Company views as an investment in franchise expansion and brand awareness. The above charges are not viewed as related to usual operations. The return on average assets for the year 2007 was 0.60% and the return on average equity was 4.69% for the year.

Total Revenue. Total revenue consists of net interest income and non-interest income. Total revenue increased by $16.3 million (23%) in 2007. This increase was due primarily to a full year of insurance commissions and fees from Berkshire Insurance Group, acquisitions, de novo expansion, and organic growth.

Net Interest Income. Net interest income increased by $3.7 million (6%) to $63.9 million in 2007 compared to 2006.  The increase in net interest income resulted primarily from an increase in average earning assets of 6% due to higher loan balances (primarily from the Factory Point acquisition and organic loan growth). The net interest margin improved by 2 basis points (“bp”) to 3.26% for 2007 compared to 3.24% in 2006. The Company improved its net interest margin during the second half of 2007 despite the difficult market conditions. As previously mentioned, the Company restructured the balance sheet in the third quarter of 2007 by selling $32 million in investment securities and $50 million in residential mortgages and paid down $82 million in borrowings. In addition, the Company acquired Factory Point which had a net interest margin in excess of 4% and implemented new pricing strategies. These actions led to the improvement in the net interest margin increasing to 3.38% in the fourth quarter of 2007 from 3.15% for the second quarter of 2007.

The yield on earning assets increased 36 bp to 6.61% in 2007 compared to 2006. This increase was due primarily to the deleveraging transactions in 2006 and 2007 as well as an increase in yield on loan originations and purchases of new securities during an increasing rate environment that was prevalent for 2006 and most of 2007. The average rate paid for interest bearing liabilities increased 38 bp to 3.82% in 2007 compared to 2006. The increase in the rate paid on interest bearing liabilities can be attributed to a higher average federal funds rate in 2007 compared to 2006. The increase in average balances on interest earning assets and interest bearing liabilities was impacted by the Factory Point acquisition and offset somewhat by the third quarter balance sheet restructuring.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of

Index

financial condition.   The loan loss provision totaled $4.3 million for the year 2007, compared to $7.9 million in 2006.  The provision for loan losses for 2007 reflected a $2.5 million charge-off related to a commercial credit with borrower fraud. The total charge-offs in 2007 related to this commercial credit with borrower fraud totaled $4.0 million. Total net loan charge-offs were $6.0 million in 2007. Excluding the $4.0 million charge-off mentioned above, all other net charge-offs totaled $2.0 million (0.11% of average loans), compared to net charge-offs of $1.1 million (0.07% of average loans) in 2006.  The decrease in the provision for loan losses in 2007 from 2006 was due primarily to the previously mentioned $5.5 million charge in 2006 for increases in general pool reserve levels due to management’s evaluation of a higher percentage of inherent losses in the loan portfolio at that time.

Non-Interest Income. Non-interest income increased $12.6 million in 2007 to $24.6 million from $12.0 million in 2006. The increase was driven primarily by a $10.0 million increase in insurance commissions and fees from a full year of activity of Berkshire Insurance Group as well as increases in deposit service fees and wealth management. Deposit service fees increased $1.9 million (33%) in 2007 from growth in core deposit accounts, pricing increases and the Factory Point acquisition. Wealth management fees increased $1.1 million (34%) in 2007 from organic growth and the Factory Point acquisition. The Company will continue to focus on diversifying and expanding its sources of non-interest income. Non-interest income included $3.8 million in losses for the previously mentioned deleveraging in the third quarter of 2007 and $3.1 million in losses from a balance sheet restructuring in the third quarter of 2006.

Non-Interest Expense. Non-interest expense increased by $16.6 million (34%) in 2007 compared to 2006.  For 2007, additional expense from the acquired insurance agencies totaled $6.5 million, merger, integration and restructuring expenses increased $1.4 million, marketing expenses increased $1.1 million from the branding campaign and acquisitions, amortization of intangible assets increased $1.0 million from acquisitions, and expenses related to the de novo branch program increased by $1.5 million to $3.4 million in 2007, compared to $1.9 million in 2006.  Berkshire views the de novo branch costs as an investment in franchise expansion in the attractive Albany and Tech Valley, New York area. The remaining $5.1 million increase (10%) in total non-interest expense was in all other non-interest expense related to higher overhead for the Company’s transition into a regional bank, together with initiatives to develop sales and products which resulted in increases in personnel, data processing and professional fees.

Income Tax Expense. The effective tax rate for 2007 was 27.9%.  The effective tax rate in 2006 was 30.3%. The decrease in the effective tax rate resulted mainly from increases in tax credits and tax-exempt income in 2007.

Results of Segment Operations. The Company acquired five affiliated insurance agencies in the fourth quarter of 2006.  The Company had not previously established operating segments for the purposes of financial statement disclosure.  Due to the change in the composition of the Company’s business as a result of the insurance agency acquisitions, the Company has designated two operating segments for financial statement disclosure: banking and insurance.  Additional information about the Company’s accounting for segment operations is contained in Note 17 to the financial statements contained in Item 8 of this 10-K.

One of the Company's strategies is to emphasize non-depository products and increase fee income to diversify revenues, enhance customer benefit, and reduce reliance on net interest income. The Company's acquisition of insurance agencies in the fourth quarter of 2006 was a significant step in implementing this strategy.  Net income of the insurance segment for 2007 increased by $2.2 million due to the impact of the acquired insurance agencies and earnings due to the impact of annual contingency revenues which are received in the first half of the year.   Net income for the banking segment for 2007 increased $1.1 million due to increases in net interest income (primarily due to growth in earning assets and the Factory Point acquisition) and non-interest income (increases in deposit service and wealth management fees) as well as a decrease in the provision for loan losses offset by an increase in non-interest expense (driven by the de novo branches, marketing costs and the Factory Point merger costs).

Comprehensive Income. Comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes changes in accumulated other comprehensive income, which consist of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and the net gain/(loss) on derivative instruments used as cash flow hedges. The Company recorded comprehensive income of $14.7 million in 2007 compared to $13.6 million in 2006.

Index

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

Balance sheet average balances reflected the full year benefit of the Woronoco Bancorp acquisition in June 2005. The average balances of the major loan categories generally increased throughout 2006, increasing by 31% for the year 2006 compared to 2005. Securities average balances decreased gradually during the year and then fell sharply in the fourth quarter due to the portfolio restructuring. For the year, the average balance declined by 10%. Deposit balances increased throughout the year, with the yearly average increasing by 29% over 2005. NOW and savings account balances trended downward during the year due to the migration of balances into higher yield and faster growing money market and time deposit accounts. Average demand deposit accounts declined in the first two quarters but then increased at an 8% annualized rate in the second half of 2006, producing yearly growth of 17% compared to 2005. Average borrowings declined in the first half of the year, increased in the third quarter due to the strong loan growth in

Index

the second quarter, and then declined in the fourth quarter due to the deleveraging related to the securities portfolio restructuring. Average borrowings decreased by 4% for the year. Average equity increased by 30% for the year due primarily to the full year impact of the equity issued in conjunction with the Woronoco acquisition.

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

Non-Interest Income. Non-interest income decreased by $2.9 million (19%) to $12.0 million in 2006 compared to $14.9 million in 2005. This was due to a $7.4 million swing from securities gains to securities losses, which the Company does not view as part of its basic operating income. All other non-interest income increased by $4.5 million (43%). This increase primarily reflected the benefit of fee income from acquisitions and organic growth.  Deposit fee income increased by $1.3 million (28%), insurance fee income increased by $2.5 million (199%), and wealth management fee income increased by $0.5 million (16%). Fourth quarter insurance fee income increased by $1.0 million in 2006 compared to 2005 due to two months’ revenues from insurance agencies acquired at the end of October 2006. On a pro forma basis, assuming that the agencies had been acquired at the beginning of 2006 and excluding securities gains and losses, pro forma non-interest income measured 29% of total 2006 pro forma net revenue, compared to an historic ratio of 17% in 2005. Including securities gains and losses, this measure was 26% and 22% in 2006 and 2005, respectively.

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

Non-Interest Expense. Total non-interest expense was essentially unchanged in 2006 compared to 2005, with increases related to growth, branch expansion, and acquisitions offset by the impact of the one-time non-cash $8.8 million charge for the ESOP termination in 2005. Excluding the ESOP termination charge, total non-interest expense increased by $8.7 million (22%) in 2006. This increase included approximately $1.2 million in higher New York expansion charges, which totaled $1.8 million for the de novo branch program for 2006. These charges are viewed by the Company as an investment in franchise expansion. All other non-interest expenses increased by $7.5 million (19%) in 2006 compared to 2005. The $0.6 million decrease in non-recurring expense was due to the Woronoco indirect acquisition related charges in 2005. Nonrecurring expenses in 2006 were primarily related to insurance agency integration expenses and severance costs. All other categories of expense increased due to the acquisitions, de novo branching, and organic growth.  Total full time equivalent staff increased by 31% to 522 at year-end 2006 from 399 at the prior year-end,

Index

primarily due to the staff of the insurance agencies acquired in the fourth quarter. While the Company has significantly expanded its loan origination activities, much of the impact on expenses has been offset by higher deferrals of loan origination related expenses; these deferrals increased by $3.9 million in 2006 compared to 2005. The Company’s strategy continues to emphasize the realization of efficiencies from expanded operations, targeted programs developed in the Company’s Six Sigma process improvement discipline, and ongoing expense controls. Amortization of intangible assets increased to $2.0 million in 2006 from $1.1 million in 2005 and is scheduled to increase to $2.7 million in 2007 due to the insurance agency acquisitions. The Company evaluates its profitability both including and excluding this non-cash charge which is related to acquisitions of relationships which are expected to provide ongoing value beyond the period of the related deposit and insurance contracts which comprise the majority of intangible assets and related amortization. The ratio of non-interest expense to total average assets decreased to 2.31% in 2006 from 2.81% in the prior year.

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

Index

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 35%.

	2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans (1)	$1,789.0	$120.1	6.71%	$1,547.3	$100.8	6.51%	$1,182.3	$70.1	5.93%
Investment securities (2)	235.2	13.9	5.91	370.8	19.1	5.15	413.0	19.2	4.64
Short-term investments	4.7	0.1	3.02	4.9	0.3	6.12	2.8	0.1	3.30
Total interest-earning assets	2,028.9	134.1	6.61	1,923.0	120.2	6.25	1,598.1	89.4	5.59
Intangible assets	138.3			103.2			62.0
Other non-interest earning assets	95.2			90.1			85.1
Total assets	$2,262.4			$2,116.3			$1,745.2

Interest-bearing liabilities:
Deposits:
NOW accounts	$157.9	2.3	1.46%	$137.8	1.5	1.09%	$121.7	0.5	0.39%
Money market accounts	339.2	12.2	3.60	284.4	9.7	3.41	209.0	4.4	2.13
Savings accounts	201.6	2.2	1.09	210.6	1.9	0.90	205.8	1.8	0.90
Certificates of deposit	714.1	33.9	4.75	651.7	27.9	4.28	445.2	14.3	3.20
Total interest-bearing deposits	1,412.8	50.6	3.58	1,284.5	41.0	3.19	981.7	21.0	2.14
Borrowings	365.8	17.4	4.76	394.4	16.8	4.26	410.8	15.1	3.67
Total interest-bearing liabilities	1,778.6	68.0	3.82	1,678.9	57.8	3.44	1,392.5	36.1	2.59
Non-interest-bearing demand
deposits	190.4			174.5			149.6
Other non-interest-bearing
liabilities	5.4			7.2			6.6
Total liabilities	1,974.4			1,860.6			1,548.7
Equity	288.0			255.7			196.5
Total liabilities and equity	$2,262.4			$2,116.3			$1,745.2

Net interest-earning assets	$250.3			$244.1			$205.6
Net interest income		$66.1			$62.4			$53.3

Interest rate spread			2.79%			2.81%			3.00%
Net interest margin			3.26%			3.24%			3.33%
Interest-earning assets/interest-bearing liabilities			114.07%			114.54%			114.76%
Fully taxable equivalent adjustment		$2.2			$2.1			$1.6

(1) The average balances of loans includes nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance of investment securities is based on amortized cost.

Index

RATE/VOLUME ANALYSIS

The following table presents the effects of changing rates and volumes on the fully taxable equivalent net interest income. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 35%.  Changes attributable to changes in both rate and volume have been allocated proportionately based on the absolute value of the change due to rate and the change due to volume.

	2007 Compared with 2006			2006 Compared with 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:
Loans	$2,944	$16,280	$19,224	$7,355	$23,378	$30,733
Investment securities	2,548	(7,714)	(5,166)	1,970	(2,062)	(92)
Short-term investments	(103)	(11)	(114)	40	106	146
Total interest income	5,389	8,555	13,944	9,365	21,422	30,787

Interest expense:
NOW accounts	616	235	851	924	70	994
Money market accounts	601	1,953	2,554	3,272	1,970	5,242
Savings accounts	442	(77)	365	(29)	42	13
Certificates of deposit	2,996	2,812	5,808	5,813	7,934	13,747
Total deposits	4,655	4,923	9,578	9,980	10,016	19,996
Borrowings	1,926	(1,273)	653	2,319	(619)	1,700
Total interest expense	6,581	3,650	10,231	12,299	9,397	21,696
Change in net interest income	$(1,192)	$4,905	$3,713	$(2,934)	$12,025	$9,091

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet cash needs at all times with available cash or by conversion of other assets to cash at a reasonable price and in a timely manner. The primary source of funding for the Company is dividend payments from the Bank and from Berkshire Insurance Group. Additional sources of liquidity are proceeds from borrowings and capital offerings, and from stock option exercises. The main uses of liquidity are the payment of stockholder dividends, purchases of treasury stock, debt service on outstanding borrowings and debentures, and business acquisitions. There are certain restrictions on the payment of dividends as discussed in the Stockholders’ Equity note to the consolidated financial statements.

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

The Bank must satisfy various regulatory capital requirements, which are discussed in the Regulation and Supervision section of Item 1 and in the Stockholders’ Equity note to the consolidated financial statements. At year-end 2006, the Company was engaged in its eighth stock repurchase program as further described in Item 12. Please see the Equity section of the discussion of financial condition for additional information about liquidity and capital at year-end 2007. In September 2006, the Company filed a universal shelf registration with the Securities and Exchange Commission for the issuance of up to $125 million in debt securities, common stock, or preferred stock. There were no securities issued pursuant to this registration at year-end 2007.

Index

Contractual Obligations. The year-end 2007 contractual obligations were as follows:

		Less than One	One to Three	Three to Five	After Five
(In thousands)	Total	Year	Years	Years	Years

FHLBB borrowings (1)	$299,664	$124,364	$95,525	$55,610	$24,165
Junior subordinated debentures	15,464	-	-	-	15,464
Operating lease obligations (2)	32,286	2,454	4,692	4,515	20,625
Note payable	35,000	15,000	20,000	-	-
Purchase obligations (3)	4,036	1,441	1,743	852	-
Total Contractual Obligations	$386,450	$143,259	$121,960	$60,977	$60,254

(1) Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2022 and the rates vary by borrowing.
(2) Consists of leases of four Bank offices through 2030.
(3) Consists of obligations with multiple vendors to purchase a broad range of services and contractual estimates of capital renovations to Bank buildings.

Further information about borrowings and lease obligations is contained in Notes 10 and 12 to the consolidated financial statements. Equity contribution commitments are primarily related to community and historic development entities with transferable tax credits.

Off-Balance Sheet Arrangements. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. In January 2008, the Company entered into interest rate swaps related to $60 million of FHLBB borrowings. The interest rate swaps are for terms up to 10 years and require the Company to receive a floating rate of interest tied to 3 month LIBOR and pay a fixed rate at 4.53% based on the $60 million notional amount.  A further presentation of the Company’s off-balance sheet arrangements presented is in note 12, “Commitments, Contingencies, and Off-Balance Sheet Activities” in the notes to the financial statements.

For 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Index

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

Qualitative Aspects of Market Risk. The Bank’s most significant form of market risk is interest rate risk. The Bank seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position. This Committee meets at least quarterly and reports trends and interest rate risk position to the Risk Management Committee and Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the Company’s earnings. The Bank has managed interest rate risk by emphasizing assets with shorter-term repricing durations, periodically selling long term fixed-rate assets, promoting low cost core deposits, and using FHLBB advances to structure its liability repricing durations.  Berkshire Bank also has used off-balance sheet derivative instruments in the past and may do so in the future in order to enhance its interest rate risk position and manage its balance sheet.

Quantitative Aspects of Market Risk. Berkshire Hills uses a simulation model to measure the potential change in net interest income that would result from both an instantaneous or ramped increase or decrease of market interest rates assuming a parallel shift along the entire yield curve.  While emphasis has previously been placed on the shocked model, in recent years, the Company has come to stress the importance of the ramped interest rate scenario as management believes this more accurately reflects actions that will be taken by the Federal Reserve Bank and the path of interest rates.   Loans, deposits and borrowings were expected to reprice at the repricing or maturity date. The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Cash flows from loans and securities are assumed to be reinvested based on current operating conditions and strategies. Other assumptions about balance sheet mix are generally held constant. No material changes have been made to the methodologies used in the model.

Change in
Interest Rates-Basis	Net Interest	1 - 12 Months			13 - 24 Months
Points (Rate Ramp)	Amount	$ Change	% Change		$ Change	% Change
(Dollars in thousands)

At December 31, 2007
+ 200	$56,317	$(1,373)	(1.88	) %	$(1,704)	(2.31	) %
+ 100	58,430	(732)	(1.00)		(649)	(0.88)
- 100	60,944	428	0.59		(119)	(0.16)
- 200	59,078	101	0.14		(1,971)	(2.67)

At December 31, 2006
+ 200	$60,226	$(1,402)	(2.26	) %	$(3,380)	(5.31	) %
+ 100	60,982	(415)	(0.67)		(1,255)	(1.97)
- 100	62,765	238	0.38		453	0.71
- 200	60,057	(3)	(0.01)		(1,188)	(1.87)

At year-end 2007, the Company displayed an improved, but still modestly negative income sensitivity to higher interest rates (liability sensitivity) than it did at the end of 2006.  The primary factors for the decrease in liability sensitivity has to do with the mortgage and securities deleverage that took place at the end of the third quarter and the execution of $60 million pay fixed- receive floating swaps that the Bank committed to on the last day of 2007.  These transactions were able to offset items such as the acquisition of Factory Point National Bank and the emphasis on growing money market type core accounts that would have increased the Bank’s liability sensitive position.  Berkshire believes that growing money market deposit accounts is an effective strategy to grow customer relationships and increase fee revenue and as such has reduced the emphasis on short-term high rate certificates of deposit.   Berkshire Bank also realizes that these money market accounts could potentially be even more rate sensitive than the certificates and management will closely monitor this potential impact to the Bank’s interest rate risk position and may use longer term FHLBB advances and interest rate swaps to hedge this risk.

Index

Due to the limitations and uncertainties relating to model assumptions, these computations should not be relied on as projections of income. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. The most significant assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change as follows: NOW accounts–ranging between 0 and 40% depending on product type; money market accounts–ranging between 50 and 75% depending on the balance and product type; and savings accounts–65%. One of the significant limitations of the simulation is that it assumes parallel shifts in the yield curve. Actual interest rate risks are often more complex than this scenario. A key interest rate change in 2007 was the steepening of the yield curve in the second half of the year. Assumption changes in 2007 were based on a review of past performance and future expectations and were not viewed as material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hills Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007.  We also have audited Berkshire Hills Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Berkshire Hills Bancorp, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Berkshire Hills Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 12, 2008

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2007	2006
Assets
Total cash and cash equivalents	$41,142	$30,985

Securities available for sale, at fair value	219,041	194,206
Securities held to maturity (fair values of $39,689 and $39,686)	39,456	39,968

Residential mortgages	657,045	599,273
Commercial mortgages	704,764	566,339
Commercial business loans	203,564	190,493
Consumer loans	378,643	342,882
Total loans	1,944,016	1,698,987
Less: Allowance for loan losses	(22,116)	(19,370)
Net loans	1,921,900	1,679,617

Premises and equipment, net	38,806	29,130
Goodwill	161,632	104,531
Other intangible assets	20,820	16,810
Cash surrender value of life insurance	35,316	30,338
Other assets	35,319	24,057
Total assets	$2,513,432	$2,149,642

Liabilities and stockholders’ equity
Liabilities
Demand deposits	$231,994	$178,109
NOW deposits	213,150	153,087
Money market deposits	439,341	297,155
Savings deposits	210,186	202,213
Total non-maturity deposits	1,094,671	830,564
Brokered time deposits	21,497	41,742
Other time deposits	706,395	649,632
Total time deposits	727,892	691,374
Total deposits	1,822,563	1,521,938
Borrowings	334,474	345,005
Junior subordinated debentures	15,464	15,464
Other liabilities	14,094	9,074
Total liabilities	2,186,595	1,891,481

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized;
12,513,825 shares issued in 2007 and 10,600,472 in 2006)	125	106
Additional paid-in capital	266,134	200,975
Unearned compensation	(2,009)	(1,896)
Retained earnings	113,387	105,731
Accumulated other comprehensive income	1,217	92
Treasury stock, at cost (2,021,120 shares in 2007 and 1,887,068 shares in 2006)	(52,017)	(46,847)
Total stockholders' equity	326,837	258,161
Total liabilities and stockholders' equity	$2,513,432	$2,149,642

The accompanying notes are an integral part of these consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005
Interest and dividend income
Loans	$120,059	$100,836	$70,103
Securities	11,743	16,957	17,517
Short-term investments	142	258	112
Total interest and dividend income	131,944	118,051	87,732
Interest expense
Deposits	50,597	41,044	21,048
Borrowings and junior subordinated debentures	17,422	16,767	15,067
Total interest expense	68,019	57,811	36,115
Net interest income	63,925	60,240	51,617
Non-interest income
Deposit service fees	7,747	5,803	4,539
Wealth management fees	4,407	3,287	2,742
Insurance commissions and fees	13,728	3,757	1,343
Loan service fees	772	692	749
(Loss) gain on sales of securities, net	(591)	(3,130)	4,283
Loss on sale of loans	(1,950)	-	-
Loss on prepayment of borrowings	(1,180)	-	-
Other	1,710	1,639	1,267
Total non-interest income	24,643	12,048	14,923
Total revenue	88,568	72,288	66,540
Provision for loan losses	4,300	7,860	1,313
Non-interest expense
Salaries and employee benefits	34,018	24,708	20,281
Termination of employee stock ownership plan	-	-	8,836
Occupancy and equipment	9,945	7,699	5,798
Marketing, data processing, and professional services	8,598	6,648	4,881
Merger, integration and restructuring	2,956	1,510	2,142
Amortization of intangible assets	3,058	2,035	1,140
Other	6,919	6,268	5,920
Total non-interest expense	65,494	48,868	48,998
Income from continuing operations before income taxes	18,774	15,560	16,229
Income tax expense	5,239	4,668	8,003
Net income from continuing operations	13,535	10,892	8,226
Income from discontinued operations before income taxes	-	606	-
Income tax expense	-	235	-
Net income from discontinued operations	-	371	-
Net income	$13,535	$11,263	$8,226

Basic earnings per share
Continuing operations	$1.47	$1.28	$1.16
Discontinued operations	-	0.04	-
Total	$1.47	$1.32	$1.16

Diluted earnings per share
Continuing operations	$1.44	$1.25	$1.10
Discontinued operations	-	0.04	-
Total	$1.44	$1.29	$1.10

Weighted average shares outstanding
Basic	9,223	8,538	7,122
Diluted	9,370	8,730	7,503

The accompanying notes are an integral part of these consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

						Accumulated
			Additional	Unearned		other comp-
	Common stock		paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	capital	sation	earnings	income (loss)	stock	Total

Balance at December 31, 2004	5,874	$77	$77,588	$(7,414)	$94,996	$4,214	$(37,725)	$131,736

Comprehensive income:
Net income	-	-	-	-	8,226	-	-	8,226
Other net comprehensive loss	-	-	-	-	-	(6,453)	-	(6,453)
Total comprehensive income								1,773
Acquisition of Woronoco Bancorp	2,927	29	111,810	-	-	-	-	111,839
Termination of Employee Stock
Ownership Plan	-	-	8,459	5,105	-	-	-	13,564
Cash dividends declared ($0.52 per share)	-	-	-	-	(3,707)	-	-	(3,707)
Treasury stock purchased/transferred	(382)	-	-	-	-	-	(12,837)	(12,837)
Exercise of stock options	103	-	-	-	(86)	-	1,777	1,691
Reissuance of treasury stock - other	18	-	315	-	-	-	323	638
Tax benefit from stock compensation	-	-	279	-	-	-	-	279
Change in unearned compensation	-	-	216	874	-	-	-	1,090
Balance at December 31, 2005	8,540	106	198,667	(1,435)	99,429	(2,239)	(48,462)	246,066

Comprehensive income:
Net income	-	-	-	-	11,263	-	-	11,263
Other net comprehensive income	-	-	-	-	-	2,331	-	2,331
Total comprehensive income								13,594
Cash dividends declared ($0.56 per share)	-	-	-	-	(4,834)	-	-	(4,834)
Treasury stock purchased/transferred	(76)	-	-	-	-	-	(2,876)	(2,876)
Exercise of stock options	197	-	-	-	(127)	-	3,556	3,429
Reissuance of treasury stock - other	53	-	853	-	-	-	935	1,788
Stock-based compensation	-	-	195	-	-	-	-	195
Tax benefit from stock compensation	-	-	1,260	-	-	-	-	1,260
Change in unearned compensation	-	-	-	(461)	-	-	-	(461)
Balance at December 31, 2006	8,713	106	200,975	(1,896)	105,731	92	(46,847)	258,161

Comprehensive income:
Net income	-	-	-	-	13,535	-	-	13,535
Other net comprehensive income	-	-	-	-	-	1,125	-	1,125
Total comprehensive income								14,660
Acquisition of Factory Point Bancorp, Inc.	1,913	19	63,331	-	-	-	-	63,350
Cash dividends declared ($0.58 per share)	-	-	-	-	(5,398)	-	-	(5,398)
Treasury stock purchased	(290)	-	-	-	-	-	(7,822)	(7,822)
Forfeited shares	(41)	-	(36)	-	-	-	(1,112)	(1,148)
Exercise of stock options	132	-	-	-	(481)	-	2,598	2,117
Reissuance of treasury stock - other	66	-	1,001	-	-	-	1,166	2,167
Stock-based compensation	-	-	187	-	-	-	-	187
Tax benefit from stock compensation	-	-	676	-	-	-	-	676
Change in unearned compensation	-	-	-	(113)	-	-	-	(113)
Balance at December 31, 2007	10,493	$125	$266,134	$(2,009)	$113,387	$1,217	$(52,017)	$326,837

The accompanying notes are an integral part of these consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
(In thousands)
Cash flows from operating activities:
Continuing operations:
Net income	$13,535	$10,892	$8,226
Adjustments to reconcile net income to net cash provided
by continuing operating activities:
Provision for loan losses	4,300	7,860	1,313
Net amortizaton of securities	250	943	1,349
Net loan amortization and deferrals	1,070	2,981	312
Premises depreciation and amortization expense	3,404	2,831	2,268
Stock-based compensation and ESOP expense	1,604	1,338	10,396
Excess tax benefits from stock-based payment arrangements	(676)	(1,260)	(279)
Amortization of other intangibles	3,058	2,035	1,140
Increase in cash surrender value of bank owned life insurance	(1,078)	(1,034)	(893)
Loss (gain) on sales of securities, net	591	3,130	(4,283)
Loss on sale of loans	1,950	-	-
Loss on prepayment of borrowings	1,180	-	-
Deferred income tax (benefit) provision, net	986	(1,762)	1,689
Other, net	(6,743)	(3,540)	(1,532)
Net cash provided by continuing operating activities	23,431	24,414	19,706

Discontinued operations:
Pre-tax income	-	606	-
Net cash (used) provided by discontinued operations	-	606	-

Total net cash provided by operating activities:	23,431	25,020	19,706

Cash flows from investing activities:
Securities available for sale:
Sales	59,141	190,009	134,195
Proceeds from maturities, calls, and prepayments	31,152	46,138	80,816
Purchases	(45,810)	(40,155)	(46,523)
Securities held to maturity:
Proceeds from maturities, calls, and prepayments	14,850	16,319	22,858
Purchases	(14,344)	(26,379)	(22,843)

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
(In thousands)

Increase in loans, net	(77,679)	(279,458)	(63,458)
Proceeds from sales of loans	55,612	-	3,635
Additions to premises and equipment	(5,571)	(6,095)	(4,133)
Net cash paid for business acquisitions	(8,050)	(22,541)	(26,640)
Net cash provided (used) by investing activities	9,301	(122,162)	77,907

Cash flows from financing activities:
Net increase in deposits	31,598	150,720	82,755
Proceeds from Federal Home Loan Bank advances	150,214	257,014	889,653
Repayments of Federal Home Loan Bank advances	(216,127)	(324,462)	(1,063,248)
Proceeds from junior subordinated debentures	-	-	15,464
Proceeds from notes payable	35,000	15,000	-
Repayments of notes payable	(15,000)	-	-
Payments to acquire treasury stock	(7,822)	(2,876)	(7,953)
Proceeds from reissuance of treasury stock	4,284	5,218	2,329
Excess tax benefits from stock-based payment arrangements	676	1,260	279
Cash dividends paid	(5,398)	(4,834)	(3,707)
Net cash provided (used) by financing activities	(22,575)	97,040	(84,428)

Net change in cash and cash equivalents	10,157	(102)	13,185

Cash and cash equivalents at beginning of year	30,985	31,087	17,902

Cash and cash equivalents at end of year	$41,142	$30,985	$31,087

Supplemental cash flow information:
Interest paid on deposits	$50,759	$40,992	$20,356
Interest paid on borrowed funds	17,686	16,760	14,283
Income taxes paid, net	5,405	931	3,310
Non-cash transfer treasury shares to pay off ESOP loan	-	-	4,897
Fair value of non-cash assets acquired	376,656	9,835	827,780
Fair value of liabilities assumed	305,592	3,492	702,622
Fair value of common stock issued	63,350	-	108,318

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

Business

Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, municipalities and businesses through its offices in western Massachusetts, southern Vermont and northeastern New York. Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts.  Its primary lending products are residential mortgages, commercial mortgages, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services. The Company offers wealth management services including trust, financial planning, and investment services. The Company is agent for complete lines of property and casualty, life, disability, and health insurance.

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

Use of estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses; the measurement of tax related assets and liabilities; and the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses.

Cash and cash equivalents

Cash and cash equivalents include cash, balances due from banks, and short-term investments, all of which mature within ninety days.  Cash and cash equivalents are carried at cost.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. The Company has no trading securities. All other securities, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company’s investment in the stock of the Federal Home Loan Bank of Boston (“FHLBB”) is included with equity securities available for sale. The fair value of this stock equals book value.

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

Loans

The Bank originates residential mortgage, commercial mortgage, commercial business, and consumer loans to customers. A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont and northeastern New York. The ability of many of the Bank’s debtors to honor their contracts is dependent, among other things, on the local economy and the local real estate market.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and any premiums or discounts on loans purchased or acquired through mergers. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs in addition to premiums and discounts on loans, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans generally continue accruing to one hundred and twenty days delinquent at which time they are charged off. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income except for certain loans designated as well-secured. The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings to account for losses that are probable at the financial statement date and which can be reasonably estimated. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the composition and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of impaired, and pool components. For loans that are classified as impaired, an allowance is established based on the methodology discussed below. The pool component covers pools of non-impaired loans segregated by loan type and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated impaired and pool losses in the portfolio.

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

Foreclosed and repossessed assets

Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at the lower of the investment in the loan or fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

Mortgage servicing rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and equipment

Land is carried at cost. Buildings and improvements and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the initial term of the lease, plus optional terms if certain conditions are met.

Goodwill and other intangibles

The tangible assets, identifiable intangible assets, and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. The fair values of tangible assets and liabilities are established based on specific guidance set forth in SFAS 141, “Business Combinations”. Identifiable intangible assets arise from contractual or other legal rights.  The fair values of these assets are generally determined based on appraisals. Deferred tax liabilities or assets are recognized for differences between the assigned value and the tax basis of the recognized assets and acquired liabilities. Premiums and discounts recorded on interest-bearing assets and liabilities are recognized as an adjustment of interest yield or cost using the interest method, or based on a straight-line amortization over an estimated average life if that is the most practicable estimate. Identifiable intangible assets are subsequently amortized on a straight-line basis or an accelerated basis over their estimated lives. Management assesses the recoverability of intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value, an impairment charge is recorded to income.

Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Goodwill includes direct costs of the business combination. Contingently payable costs are recorded to goodwill at the time that it is determined that the contingency will be satisfied. Goodwill may be adjusted for a reasonable period of time after acquisition based on additional information that is received about the fair values of acquired net assets. Management evaluates each material component of goodwill for impairment annually, with the test being performed in the same period of each year. The impairment test compares the fair value of a reportable business unit to its carrying value, including goodwill. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable. If the fair value exceeds the carrying value, then there is no impairment. If there is impairment, the fair value of the assets and liabilities of the unit are evaluated as they would be in a contemporaneous purchase. If the resulting net fair value is less than the carrying value, an impairment charge is recorded to net income to reduce the carrying value to net fair value.

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

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which results in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Valuation allowances are then recorded as necessary to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities, and the related valuation allowance, are adjusted accordingly through the provision for income taxes. The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at the grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123, “Stock-based Payment (Revised 2004),” on January 1, 2006. There was no material impact on the financial statements from the adoption of SFAS 123R. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 is being recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation. Compensation expense for non-vested stock awards is based on the fair value of the awards, on the date of grant, and is recognized ratably over the service period of the award.

SFAS No. 123R requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 15 - Stock-Based Compensation Plans and Employee Stock Ownership Plan, use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans for years prior to 2006.

The fair market value of stock grants, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the vesting period. Vested stock award shares are considered outstanding for basic earnings per share. Stock award shares not vested are considered in the calculation of diluted earnings per share.

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
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share

Earnings per common share have been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005

Net income applicable to common stock	$13,535	$11,263	$8,226

Average number of common shares issued	11,135	10,600	9,390
Less: average number of treasury shares	(1,812)	(1,963)	(1,935)
Less: average number of unallocated ESOP shares	-	(2)	(200)
Less: average number of unvested stock award shares	(100)	(97)	(133)
Average number of basic shares outstanding	9,223	8,538	7,122
Plus: average number of unvested stock award shares	100	78	133
Plus: net dilutive effect of stock options outstanding	47	114	248
Average number of diluted shares outstanding	9,370	8,730	7,503

Earnings per average basic share	$1.47	$1.32	$1.16
Earnings per average diluted share	$1.44	$1.29	$1.10

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

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No.157.” This FSP defers the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus of the EITF and released Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” This Issue addresses questions raised about whether the consensus reached in Issue 06-4 should apply to collateral assignment split-dollar life insurance arrangements and the recognition and measurement of the employer’s asset in such arrangements. The EITF concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 based on the substantive agreement with the employee. In addition the EITF reached a conclusion that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar arrangement based on what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company does not expect that the implementation of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The effective date of SFAS No. 159 is for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS No.141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. The Statement will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In June 2007, the FASB ratified the consensus reached in EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified unvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified unvested equity awards. The Company adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption did not have a material impact on financial condition, results of operations, or liquidity.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	MERGERS AND ACQUISITIONS

On September 21, 2007, the Company completed its acquisition of Factory Point Bancorp, Inc. and its subsidiary, Factory Point National Bank of Manchester Center, (collectively “Factory Point”) for $79.4 million, including the assumption of Factory Point stock options. Under the terms of the agreement, the Company issued 1,913,353 shares of the Company’s common stock and paid $16.0 million in cash in exchange for all outstanding Factory Point shares and also assumed all outstanding Factory Point stock options. Concurrent with the merger of Berkshire Hills Bancorp and Factory Point Bancorp, the Bank and Factory Point National Bank merged with the Bank surviving.  The results of operations for Factory Point are included in our results subsequent to the acquisition date.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as the date of acquisition. The Company is in the process of finalizing the purchase accounting for the acquisition; thus, the allocation of purchase price is subject to change.

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

The $7.1 million of acquired intangible assets was assigned to the core deposit premium intangible, subject to amortization. The core deposit premiums are being amortized over their estimated useful life of eight years using an accelerated method. At December 31, 2007, the goodwill recognized in the acquisition of approximately $53.7 million is not expected to be deductible for tax purposes.

The Company’s cost to acquire Factory Point is as follows:

Cash paid to Factory Point stockholders	$16,015
Common stock issued to Factory Point
stockholders and stock options assumed	63,350
Total consideration	79,365
Professional fees and other acquisition costs	5,775
Net assets acquired	$85,140

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

	For the years ended December 31,
(In thousands, except per share data)	2007	2006
Interest income	$147,382	$138,852
Interest expense	74,881	66,518
Net interest income	72,501	72,334
Provision for loan losses	4,840	8,250
Net interest income after provision for loan losses	67,661	64,084
Non-interest income	27,192	15,758
Non-interest expense	74,921	57,358
Income before income taxes	19,932	22,484
Income tax expense	5,561	6,556
Net income	$14,371	$15,928

Basic earnings per share	$1.35	$1.52
Diluted earnings per share	$1.33	$1.49

On October 31, 2006, the Company acquired five western Massachusetts insurance agencies: Reynolds, Barnes & Hebb and McCormick, Smith & Curry Insurance Agency, both of Pittsfield; Minkler Insurance Agency of Stockbridge; H.S. Andrews Insurance Agency of Great Barrington; and MassOne Insurance Agency of Greenfield. These acquisitions were all structured as the purchase of all outstanding common shares, except that the assets and liabilities of the Andrews agency were acquired by the Minkler agency as part of the purchase agreement and the transaction with MassOne Insurance Agency was an asset purchase.  The acquisitions were accounted for under the purchase method of accounting, with their results from operations included in the Company’s financial statements beginning on the acquisition date. The purchase price of $22.5 million was paid in cash. The Company recorded an identifiable intangible asset of $7.3 million for the appraised value of the purchased insurance contracts. This asset is being amortized over ten years on a straight-line basis. The other assets and liabilities of the acquired agencies were recorded at their fair values of $2.5 million and $3.5 million, respectively. The Company recorded goodwill in the amount of $16.2 million, which is not expected to be deductible for tax purposes. Additionally, the Company recorded $2.9 million in conditional purchase consideration based on performance targets in 2007 which was recorded to goodwill.

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, amounts due from banks, and short-term investments with original maturities of three months or less. The balances at December 31, 2007 and 2006 were as follows:

(In thousands)	2006	2006

Cash and due from banks	$41,091	$30,774
Short-term investments	51	211
Total cash and cash equivalents	$41,142	$30,985

The Federal Reserve system requires nonmember banks to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement included in cash and equivalents was $6.0 million and $3.1 million at year-end 2007 and 2006, respectively.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         SECURITIES

A summary of securities follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Securities available for sale
Debt securities:
Municipal bonds and obligations	$74,223	$1,028	$(65)	$75,186
Mortgaged-backed securities	103,387	1,152	(21)	104,518
Other bonds and obligations	15,601	38	(374)	15,265
Total debt securities	193,211	2,218	(460)	194,969
Equity securities:
Federal Home Loan Bank stock	21,077	-	-	21,077
Other equity securities	2,836	197	(38)	2,995
Total equity securities	23,913	197	(38)	24,072
Total securities available for sale	217,124	2,415	(498)	219,041

Securities held to maturity
Municipal bonds and obligations	36,981	377	(125)	37,233
Mortgaged-backed securities	2,475	-	(19)	2,456
Total securities held to maturity	39,456	377	(144)	39,689

Total securities	$256,580	$2,792	$(642)	$258,730

December 31, 2006
Securities available for sale
Debt securities:
Municipal bonds and obligations	$63,788	$799	$(84)	$64,503
Mortgaged-backed securities	85,102	112	(880)	84,334
Other bonds and obligations	20,392	169	(122)	20,439
Total debt securities	169,282	1,080	(1,086)	169,276
Equity securities:
Federal Home Loan Bank stock	21,766	-	-	21,766
Other equity securities	2,921	253	(10)	3,164
Total equity securities	24,687	253	(10)	24,930
Total securities available for sale	193,969	1,333	(1,096)	194,206

Securities held to maturity
Municipal bonds and obligations	35,572	-	(286)	35,286
Mortgaged-backed securities	4,396	49	(45)	4,400
Total securities held to maturity	39,968	49	(331)	39,686

Total securities	$233,937	$1,382	$(1,427)	$233,892

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of debt securities by contractual final maturity at year-end 2007 was as follows: Mortgage-backed securities are shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$4,571	$4,579	$6,879	$6,879
Over 1 year to 5 years	7,351	7,423	1,163	1,172
Over 5 years to 10 years	19,343	19,441	2,470	2,470
Over 10 years	58,559	59,008	26,469	26,712
Total bonds and obligations	89,824	90,451	36,981	37,233

Mortgage-backed securities	103,387	104,518	2,475	2,456

Total debt securities	$193,211	$194,969	$39,456	$39,689

At year-end 2007 and 2006, the Company had pledged securities, for municipal deposits, with amortized costs of $12.6 million and $15.2 million and fair values of $12.8 million and $15.0 million, respectively. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the Federal Home Loan Bank of Boston, as discussed further in the Borrowings note to these financial statements.

Sales of securities available for sale were as follows:

(In thousands)	2007	2006	2005

Proceeds from sales	$59,141	$190,009	$134,195
Gross realized gains	88	2,449	6,134
Gross realized losses	679	5,579	1,851

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year-end securities with unrealized losses, segregated by length of impairment, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
December 31, 2007

Securities available for sale:
Mortgaged-backed securities	$-	$149	$21	$6,713
Other bonds and obligations	259	7,281	180	8,213
Total available for sale	259	7,430	201	14,926
Securities held to maturity:
Mortgaged-backed securities	2	1,382	17	1,032
Municipal and other bonds and obligations	125	8,243	-	-

Total	$386	$17,055	$218	$15,958

December 31, 2006

Securities available for sale:
Mortgaged-backed securities	$71	$30,944	$809	$34,453
Other bonds and obligations	14	1,598	202	17,289
Total available for sale	85	32,542	1,011	51,742
Securities held to maturity:
Mortgaged-backed securities	-	35	45	1,330
Municipal and other bonds and obligations	-	-	286	35,286

Total	$85	$32,577	$1,342	$88,358

Management evaluates impaired securities to determine if any impairments are other than temporary. The determination includes an evaluation of the severity of the impairment, the duration of the impairment, changes in market conditions, changes in credit quality, and the performance and prospects for the securities. Based on management's review, no securities were deemed impaired on an other-than-temporary basis in 2007, 2006, and 2005, and all securities performed in accordance with their terms during these periods. At year-end 2007, all impairments were deemed to be temporary and related to changes in market interest rates, not to the underlying credit quality of the issuers. There were 46 securities with gross unrealized losses at year-end 2007, with no unrealized loss exceeding 10% of amortized cost. Total unrealized losses existing for more than twelve months were 1.3% of amortized cost of the related securities. The Company expects that these securities will continue to perform in accordance with their terms. The unrealized losses primarily relate to pass-through mortgage-backed securities issued by Fannie Mae and Freddie Mac. The largest number of impaired securities were either purchased at a discount or were adjustable-rate securities expected to improve to premium pricing at the time of the rate adjustment. The Company has the intent and ability to hold these investments for a time necessary to recover the amortized cost.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	LOANS

Year-end loans consisted of the following:

(In thousands)	2007	2006

Residential mortgages
1-4 family	$610,231	$566,951
Construction	46,814	32,322
Total residential mortgages	657,045	599,273

Commercial mortgages
Construction	125,349	129,798
Single and multifamily	69,724	64,570
Other	509,691	371,971
Total commercial mortgages	704,764	566,339

Commercial business	203,564	190,493

Consumer
Auto	196,748	195,912
Home equity and other	181,895	146,970
Total consumer	378,643	342,882

Total loans	$1,944,016	$1,698,987

Included in year-end total loans were the following:

Unamortized net loan origination costs	$9,574	$8,537
Unamortized net premium on purchased loans	199	166
Total unamortized net costs and premiums	$9,773	$8,703

Activity in the allowance for loan losses was as follows:

(In thousands)	2007	2006	2005

Balance at beginning of year	$19,370	$13,001	$9,337
Provision for loan losses	4,300	7,860	1,313
Transfer of commitment reserve	-	(425)	-
Allowance attributed to acquired loans	4,453	-	3,321
Loans charged-off	(6,376)	(1,776)	(1,542)
Recoveries	369	710	572

Balance at end of year	$22,116	$19,370	$13,001

Most of the Company’s lending activity occurs within its primary markets in western Massachusetts, southern Vermont and northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. During 2007 and 2006, there were no concentrations of loans related to any one industry in excess of 10% of total loans.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At year-end 2007 and 2006, the Bank’s commitments outstanding to related parties totaled $11.0 million and $7.6 million, respectively, and the loans outstanding against these commitments totaled $6.5 million and $6.3 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members. For the years 2007 and 2006, all related party loans were performing. Year-end Bank aggregate extensions of credit to one related party interest totaled $5.4 million in 2007 and $5.8 million in 2006. In 2007, there were no new extensions of credit to this party and related aggregate reductions of extensions of credit (including loan repayments) were $0.4 million and $0.1 million in 2007 and 2006, respectively.

The following is a summary of year-end (unless otherwise stated) information pertaining to impaired loans, non-accrual loans, and troubled debt restructurings:

(In thousands)	2007	2006	2005

Investment in impaired loans	$14,751	$13,632	$1,914
Impaired loans with no valuation allowance	7,224	5,115	1,430
Impaired loans with a valuation allowance	7,527	8,517	484
Specific valuation allowance allocated to impaired loans	1,230	812	257
Average investment in impaired loans during the year	9,259	2,954	3,806
Cash basis impaired loan income received during the year	881	290	66
Non-accrual loans	10,508	7,592	1,186
Total loans past due ninety days or more and still accruing	823	281	110

There were two residential mortgage properties totaling $866 thousand classified as foreclosed real estate at year-end 2007. There was no foreclosed real estate at year-end 2006. There were no commitments to lend additional funds to debtors of troubled debt restructurings. The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $128.0 million and $90.3 million at year-end 2007 and 2006, respectively.

Included in other assets are capitalized mortgage servicing rights, which represent the capitalized net present value of fee income streams generated from servicing residential mortgage loans for other financial institutions. The fair value of these rights is based on discounted cash flow projections. The fair value approximated carrying value at year-end 2007 and 2006, and no impairment charges were recognized at these dates.

The fair value of mortgage servicing rights at December 31, 2007 was $1.3 million and the contractually specified servicing fees for the year ended December 31, 2007 were $168 thousand. The significant assumptions used in the valuation included a discount rate of 10% and a pre-payment speed assumption of 12.4%.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of mortgage servicing rights were as follows:

(In thousands)	2007	2006	2005

Balance at beginning of year	$986	$1,168	$279
Additions	395	-	988
Amortization	(179)	(182)	(99)
Balance at end of year	$1,203	$986	$1,168

6.	PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2007	2006

Land	$4,175	$3,524
Buildings and improvements	39,427	30,863
Furniture and equipment	24,437	20,237
Construction in process	555	890
Premises and equipment, gross	68,594	55,514
Accumulated depreciation and amortization	(29,788)	(26,384)

Premises and equipment, net	$38,806	$29,130

Depreciation and amortization expense for the years 2007, 2006 and 2005 amounted to $3.4 million, $2.8 million, and $2.3 million, respectively.

7.	GOODWILL AND OTHER INTANGIBLES

The Company recorded $53.4 million of goodwill related to the acquisition of Factory Point in September 2007 and recorded an additional $2.9 million in goodwill in 2007 related to contingent consideration for the acquisition of five insurance agencies in 2006. The Company recorded $16.2 million of goodwill related to the acquisition of five insurance agencies in October 2006. Goodwill totaled $161.6 million and $104.5 million at year-end 2007 and 2006, respectively. See Note 2 – Mergers and Acquisitions for further information about goodwill and other intangible assets acquired in 2007 and 2006.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets were as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2007
Non-maturity deposits	$16,978	$(3,140)	$13,838
Insurance contracts	7,463	(961)	6,502
Non-compete agreements	2,318	(1,996)	322
All other intangible assets	375	(217)	158
Total	$27,134	$(6,314)	$20,820

December 31, 2006
Non-maturity deposits	$9,886	$(1,673)	$8,213
Insurance contracts	$7,463	$(194)	7,269
Non-compete agreements	2,318	(1,224)	1,094
All other intangible assets	375	(141)	234
Total	$20,042	$(3,232)	$16,810

Other intangible assets are amortized on a straight-line and accelerated basis over their estimated lives, which range from five to ten years. Amortization expense related to intangible assets totaled $3.1 million in 2007, $2.0 million in 2006, and $1.1 million in 2005. The estimated aggregate future amortization expense for intangible assets remaining as of year-end 2007 is as follows: 2008 - $3.8 million; 2009 - $3.3 million; 2010 - $3.2 million; 2011 - $3.2 million;  2012 - $2.8 million and thereafter – $4.7 million.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2007	2006

Loans held for sale	$3,444	$-
Net deferred tax asset	4,310	4,432
Capitalized mortgage servicing rights	1,203	986
Accrued interest receivable	10,077	9,165
Other equity investments	5,884	4,737
Other	10,401	4,737
Total other assets	$35,319	$24,057

9.	DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2007	2006
Maturity date:
Within 1 year	$596,319	$513,854
Over 1 year to 2 years	67,767	106,318
Over 2 years to 3 years	18,245	20,036
Over 3 years to 4 years	9,261	11,127
Over 4 years to 5 years	12,841	5,887
Over 5 years	23,459	34,152
Total	$727,892	$691,374

Account balance:
Less than $100,000	$429,884	$369,590
$100,000 or more	298,008	321,784
Total	$727,892	$691,374

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	BORROWINGS & JUNIOR SUBORDINATED DEBENTURES

Federal Home Loan Bank of Boston (“FHLBB”) borrowings outstanding at year-end 2007 and 2006 consisted of various advances totaling $299.7 million and $330.0 million, respectively. The year-end weighted average interest rate on outstanding advances was 4.03% in 2007 and 4.18% in 2006. The contractual maturities of FHLBB advances at year-end 2007 were as follows: 2008 - $124.4 million; 2009 - $55.5 million; 2010 - $40.0 million; 2011 - $45.6 million; 2012 - $10.0 million; and thereafter - $24.2 million. Year-end 2007 advances outstanding included callable advances totaling $61.5 million and amortizing advances totaling $11.8 million. The Bank maintains a $13.1 million line of credit with the FHLBB which carries interest at a rate that adjusts daily and had no outstanding balance at year-end 2007. All FHLBB borrowings are secured by a blanket security agreement on certain qualified collateral; principally all first mortgage loans, certain securities, and any funds on deposit with the FHLBB. The Bank has a $50.0 million repurchase agreement line of credit with a major broker-dealer to be secured by securities or other assets of the Bank. There was no usage of this agreement in 2007 or 2006.

At year-end 2007, the Company had two unsecured lines of credit totaling $30.0 million, of which $15 million had been drawn down and had a rate of 6.07%.  Both lines have available credit of $15 million and the first bears interest of overnight LIBOR plus 1.25% and matures in September 2008.  The second bears interest of one-month LIBOR plus 1.625% and matures in September 2008. The Company also has two $10 million unsecured term notes that mature in September 2010 that bear interest of overnight LIBOR plus 1.25% and 3 three month LIBOR plus 1.25%, respectively, and had rates of 6.07% and 6.11%, respectively, at year-end 2007.

In June 2005, a statutory business trust, Berkshire Hills Capital Trust I (“Trust I”), was formed of which the Company holds 100% of the common stock. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 6.84% at year-end 2007. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred. The Company has the right to redeem the debentures without penalty after August 23, 2010. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the financial statements of Trust I are not included in the Company’s Financial Statements.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES

Income tax expense was as follows:
(In thousands)	2007	2006	2005

Current
Federal	$2,924	$5,159	$5,501
State	1,329	1,506	813
Total current	4,253	6,665	6,314
Deferred
Federal	677	(1,779)	1,647
State	461	(335)	(93)
Total deferred	1,138	(2,114)	1,554
Change in valuation reserve	(152)	352	135
Total income tax expense	$5,239	$4,903	$8,003

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.2	6.1	3.4
Dividends received deduction	(0.1)	(0.2)	(0.7)
Tax exempt income - investments	(8.0)	(8.3)	(5.6)
Bank owned life insurance	(2.0)	(2.2)	(1.9)
Employee stock ownership plan termination	-	-	17.7
Change in valuation allowance	(0.8)	2.2	0.8
Investment tax credits	(1.9)	(1.4)	-
Other, net	(0.5)	(0.9)	0.6
Effective tax rate	27.9%	30.3%	49.3%

Year-end deferred tax assets (liabilities) related to the following:

(In thousands)	2007	2006
Allowance for loan losses	$9,395	$8,169
Employee benefit plans	1,835	1,208
Net unrealized loss (gain) on securities available for sale	(699)	(113)
Goodwill amortization	(1,525)	(1,348)
Investments	(711)	(730)
Purchase accounting adjustments	(3,786)	(717)
Other	594	(1,092)
Valuation allowance	(793)	(945)
Deferred tax asset, net	$4,310	$4,432

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

(In thousands)	2007	2006

Commitments to grant loans	$46,813	$54,439
Unused funds on commercial lines of credit	204,527	120,090
Unadvanced funds on home equity, reddi-cash and other consumer lines of credit	187,015	150,600
Unadvanced funds on construction loans	102,311	113,497
Standby letters of credit	29,013	16,019
Commercial letters of credit	1,500	1,500

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at December 31, 2007.

Operating lease commitments. Future minimum rental payments required under operating leases at December 31, 2007 are as follows: 2008 – $2.4 million; 2009 – $2.3 million; 2010 – $2.3 million; 2011 – $2.3 million; 2012 – $2.2 million; and all years thereafter – $20.6 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2007, 2006 and 2005 amounted to $2.4 million, $1.4 million and $0.9 million, respectively.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment and change in control agreements. The Company has entered into an employment agreement with one senior executive with a two-year term. Berkshire Insurance Group has entered into an employment agreement with one senior executive with a term ending on December 31, 2009. The Bank also has change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Derivative Contracts. At December 31, 2007, the Company was committed to pay fixed-receive floating interest rate swap agreements with notional amounts aggregating $60 million that settled in January 2008.

Legal claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at December 31, 2007 will have no material effect on the Company’s consolidated financial statements.

13.	STOCKHOLDERS’ EQUITY

Minimum regulatory capital requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. The Company, as a savings and loan holding company has no specific quantitative capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of December 31, 2007 and 2006, the Bank met the capital adequacy requirements.

As of December 31, 2007, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Bank’s actual and required capital amounts were as follows:

					Minimum to be well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total capital to risk weighted assets	$206,080	10.40%	$158,462	8.00%	$198,077	10.00%
Tier 1 capital to risk weighted assets	183,530	9.27	79,231	4.00	118,846	6.00
Tier 1 capital to average assets	183,530	7.97	92,136	4.00	115,169	5.00

December 31, 2006
Total capital to risk weighted assets	$175,808	10.27%	$136,925	8.00%	$171,156	10.00%
Tier 1 capital to risk weighted assets	156,013	9.12	68,463	4.00	102,694	6.00
Tier 1 capital to average assets	156,013	7.69	81,183	4.00	101,479	5.00

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

(In thousands)	2007	2006
Total stockholders' equity per consolidated financial statements	$326,837	$258,161
Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	10,648	(8,300)
Net unrealized gains on available for sale securities	(1,241)	(92)
Disallowed goodwill and intangible assets	(152,714)	(93,756)
Total Bank Tier 1 Capital	183,530	156,013
Adjustments for total capital:
Allowed unrealized gains on equity securities	89	-
Includible allowances for loan losses and unused lines of credit	22,461	19,795
Total Bank capital per regulatory reporting	$206,080	$175,808

Common stock

The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. Due to the dividend paid by the Bank to the Company to fund the cash consideration paid in the Woronoco acquisition in 2005, the Bank’s cumulative dividends exceed the regulatory limit. The Bank received approval in 2007 and 2006 to pay dividends to the Company in an amount exceeding the preceding regulatory restriction.  For 2008, the Bank can declare aggregate additional dividends of $9 million without obtaining regulatory approval.

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

(In thousands)	2007	2006	2005
Change in net unrealized holding losses (gains) on
available for sale securities	$1,089	$768	$(5,901)
Reclassification adjustment for net loss (gains) realized in income	591	3,130	(4,283)
Net change in unrealized gains/losses	1,680	3,898	(10,184)
Tax effects	(626)	(1,549)	3,784
Net-of-tax change in available for sale securities	1,054	2,349	(6,400)
Net loss (gain) on other instruments	71	(18)	(53)
Total other comprehensive income (loss), net	$1,125	$2,331	$(6,453)

Year-end components of accumulated other comprehensive income (loss) was as follows:

(In thousands)	2007	2006
Net unrealized holding gains on available for sale securities	$1,917	$237
Net loss on other instruments	-	(71)
Tax effects	(700)	(74)
Accumulated other comprehensive income	$1,217	$92

14.	EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) Plan which most employees participate in. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $1.3 million, $893 thousand and $771 thousand for the years 2007, 2006, and 2005, respectively.

The Company maintains a supplemental executive retirement plan (“SERP”) for one executive officer. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. At year-end 2007 and 2006, the accrued liability for this SERP was $756 thousand and $443 thousand, respectively. SERP expense was $313 thousand in 2007, $175 thousand in 2006, and $148 thousand in 2005, and is recognized over the required service period.

The Company owns endorsement split-dollar life insurance arrangements pertaining to certain prior executives. Under these arrangements, the Company purchased policies insuring the lives of the executives, and separately entered into agreements to split the policy benefits with the executive. The Company has no recorded liability for these arrangements.  EITF 06-4, effective for fiscal years beginning after December 15, 2007 sets forth requirements for the recognition of a liability. See Note 1 – Recent Accounting Pronouncements.

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

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. The Company assumed the outstanding unexercised options issued by Factory Point Bancorp, Inc., which was acquired on September 21, 2007. Each Factory Point option was converted to a vested option for one of the Company’s shares with an exercise price equal to the market price of Factory Point’s stock at the date of grant and a maximum original term of ten years based on the original grant date subject to the exchange ratio set forth in the merger agreement. The Company generally issues shares from treasury stock as options are exercised. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.

The total compensation cost for stock-based payment arrangements recognized as expense was $1.6 million, $1.3 million, and $1.4 million in the years 2007, 2006, and 2005, respectively. For all of these years, the total recognized tax benefit related to this compensation cost was $0.6 million, $0.5 million and $0.6 million in the years 2007, 2006, and 2005, respectively. In 2007, the total stock-based compensation cost capitalized as part of the goodwill of the Factory Point acquisition was $2.1 million.

The fair value of stock awards is based on the closing stock price on the grant date. The weighted average fair value of stock awards granted was $33.06, $33.96, and $35.10 in 2007, 2006, and 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and grant date fair values (no options were granted in 2005). The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant.

	2007	2006
Expected dividends	1.85%	1.85%
Expected term	6 years	6 years
Expected volatility	19%	19%
Risk-free interest rate	4.68%	4.86%
Weighted average grant date fair value	$7.67	$8.05

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2006	93	$30.98	586	$20.62
Granted	66	33.06	20	33.46
Acquired	-	-	172	20.43
Stock options exercised	-	-	(132)	16.04
Stock awards vested	(43)	31.03	-	-
Forfeited	(11)	34.56	(2)	22.30
Balance, December 31, 2007	105	$31.88	644	$21.90
Exercisable options, December 31, 2007			606	$21.46

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised was $1.9 million, $3.4 million, and $1.8 million for the years 2007, 2006 and 2005, respectively. The total fair value of stock awards vested during these respective years was $1.4 million, $2.1 million, and $2.0 million. As of year end 2007, unrecognized stock-based compensation expense related to unvested options amounted to $135 thousand. This amount is expected to be recognized over a weighted average period of 1.0 year. The weighted average year-end 2007 intrinsic value of stock options outstanding was $3.8 million, and the similar value of exercisable options was $3.7 million. The unrecognized stock-based compensation expense related to unvested stock awards was $2.0 million. This amount is expected to be recognized over a weighted average period of 1.7 years.

The following pro forma information presents net income and earnings per share for 2005 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based compensation plan expense.

(In thousands, except per share data)	2005
Net income as reported	$8,226
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	822

Less: Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects	(1,255)
Pro forma net income	$7,793

Income per share:
Basic - as reported	$1.16
Basic - pro forma	1.09

Diluted - as reported	1.10
Diluted - pro forma	1.04

Employee Stock Ownership Plan

The Bank had established an Employee Stock Ownership Plan (“ESOP”) for the benefit of certain employees. This plan was terminated by the Bank as of June 30, 2005. A total of 444 thousand shares were held in trust and distributed to plan participants in 2007. These shares were treated as allocated as of July 1, 2005 for purposes of calculating earnings per share.

Berkshire Hills Funding Corporation, a subsidiary of the Company, had provided a loan to the Berkshire Bank Employee Stock Ownership Plan Trust which was originally used to purchase the Company’s outstanding stock in the open market. The loan bore interest equal to 9.5%, provided for quarterly payments of interest and principal, and was secured by the unallocated shares in the plan through June 30, 2005. The Bank made contributions to the ESOP sufficient to support the debt service of the loan and made a $900 thousand prepayment of the loan in June 2005. Following the prepayment, the Board of Directors terminated the plan. As provided in the plan, the outstanding loan was repaid through the sale of 147 thousand shares by the plan to the Company. Those shares were recorded as treasury shares at the June 30, 2005 share closing price of $33.32.

Total expense applicable to the termination of the plan was recorded in the amount of $8.7 million in 2005. The effect on capital of this expense was offset by credits to unearned compensation and additional paid in capital in stockholders’ equity. The Bank recorded an additional $168 thousand in expense related to the termination of the ESOP supplemental executive retirement plan. Additionally, total compensation expense applicable to the operation of the ESOP prior to its termination amounted to $340 thousand for 2005.

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from its disclosure requirements. The aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The year-end carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$41,142	$41,142	$30,985	$30,985
Securities available for sale	219,041	219,041	194,206	194,206
Securities held to maturity	39,456	39,689	39,968	39,686
Loans, net	1,921,900	1,964,983	1,679,617	1,683,030

Financial liabilities:
Non-maturity deposits	1,094,671	1,094,671	830,564	830,564
Time deposits	727,892	733,034	691,374	692,298
Borrowings	334,474	336,231	345,005	338,669
Junior subordinated debentures	15,464	15,464	15,464	15,464

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

The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp.  Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services.  Insurance includes the activities of Berkshire Insurance Group, which provides commercial and consumer insurance services.  The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp. Management fees for corporate services provided by the Bank to Berkshire Insurance Group and the Parent are eliminated.

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

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s operating segments was as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2007
Net interest income	$66,115	$-	$6,265	$(8,455)	$63,925
Provision for loan losses	4,300	-	-	-	4,300
Net interest income after provision for loan losses	61,815	-	6,265	(8,455)	59,625
Non-interest income	11,010	13,954	6,981	(7,302)	24,643
Non-interest expense	55,198	9,919	775	(398)	65,494
Income (loss) before income taxes	17,627	4,035	12,471	(15,359)	18,774
Income tax expense (benefit)	4,746	1,557	(1,064)	-	5,239
Net income (loss)	$12,881	$2,478	$13,535	$(15,359)	$13,535

Average assets(in millions)	$2,229	$31	$378	$(376)	$2,262

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2006
Net interest income	$61,478	$-	$13,741	$(14,979)	$60,240
Provision for loan losses	7,860	-	-	-	7,860
Net interest income after provision for loan losses	53,618	-	13,741	(14,979)	52,380
Non-interest income	8,321	3,811	-	(84)	12,048
Non-interest expense	44,865	3,372	3,630	(2,999)	48,868
Income (loss) from continuing operations before income taxes	17,074	439	10,111	(12,064)	15,560
Income tax expense (benefit)	5,273	176	(781)	-	4,668
Net income (loss) from continuing operations	11,801	263	10,892	(12,064)	10,892
Net income from discontinued operations	-	-	371	-	371
Net income (loss)	$11,801	$263	$11,263	$(12,064)	$11,263

Average assets(in millions)	$2,103	$10	$289	$(286)	$2,116

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the parent company, Berkshire Hills Bancorp, Inc., is as follows:

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2007	2006
Assets

Cash due from Berkshire Bank	$8,804	$5,520
Investment in subsidiaries	364,808	278,328
Other assets	4,007	5,259
Total assets	$377,619	$289,107

Liabilities and Stockholders' Equity

Accrued expenses payable	$318	$482
Notes payable	35,000	15,000
Junior subordinated debentures	15,464	15,464
Stockholders' equity	326,837	258,161
Total liabilities and stockholders' equity	$377,619	$289,107

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2007	2006	2005

Income:
Dividends from subsidiaries	$8,445	$15,087	$43,255
Other	113	606	67
Total income	8,558	15,693	43,322
Interest expense	2,227	1,271	450
Operating expenses	775	714	325
Total expense	3,002	1,985	775
Income before income taxes and equity in
undistributed income of subsidiaries	5,556	13,708	42,547
Income tax benefit	(1,064)	(471)	(153)
Income before equity in undistributed
income of subsidiaries	6,620	14,179	42,700
Equity in undistributed income (loss) of subsidiaries	6,915	(2,916)	(34,474)

Net income	$13,535	$11,263	$8,226

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$13,535	$11,263	$8,226
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(6,915)	2,916	34,474
Other, net	1,207	(2,359)	(1,394)
Net cash provided by operating activities	7,827	11,820	41,306

Cash flows from investing activities:
Investment in insurance subsidiary	-	(28,843)	-
Investment in bank subsidiary	-	-	(14,898)
Liquidation of Berkshire Hills Funding Corporation	-	-	6,680
Net cash paid for Factory Point acquisition	(12,665)	-	-
Net cash paid for Woronoco acquisition	-	-	(35,088)
Purchase of investment securities	(120)	(300)	-
Net cash used by investing activities	(12,785)	(29,143)	(43,306)

Cash flows from financing activities:
Net proceeds from notes payable	20,000	15,000	-
Proceeds from junior subordinated debentures	-	-	15,464
Proceeds from reissuance of treasury stock	1,462	5,218	2,329
Payments to acquire treasury stock	(7,822)	(2,876)	(7,953)
Cash dividends paid	(5,398)	(4,834)	(3,707)
Net cash provided by financing activities	8,242	12,508	6,133

Net change in cash and cash equivalents	3,284	(4,815)	4,133

Cash and cash equivalents at beginning of year	5,520	10,335	6,202

Cash and cash equivalents at end of year	$8,804	$5,520	$10,335

19.	DISCONTINUED OPERATIONS

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

Index
BERKSHIRE HILLS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows. Quarterly data may not sum to annual data due to rounding.

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$35,849	$32,631	$31,994	$31,470	$31,381	$31,388	$28,212	$27,070
Interest expense	17,631	17,152	16,956	16,280	15,810	15,785	13,754	12,462
Net interest income	18,218	15,479	15,038	15,190	15,571	15,603	14,458	14,608
Non-interest income	7,069	2,444	6,893	8,237	5,831	(1,784)	3,910	4,091
Total revenue	25,287	17,923	21,931	23,427	21,402	13,819	18,368	18,699
Provision for loan losses	3,060	390	100	750	785	6,185	600	290
Non-interest expense	18,393	16,589	15,103	15,409	14,652	11,353	11,638	11,225
Income from continuing operations before
income taxes	3,834	944	6,728	7,268	5,965	(3,719)	6,130	7,184
Income taxes-continuing operations	761	-	2,152	2,326	1,880	(1,466)	1,888	2,366
Income (loss) from continuing operations	3,073	944	4,576	4,942	4,085	(2,253)	4,242	4,818

Net income from discontinued operations	-	-	-	-	18	133	221	-
Net income (loss)	$3,073	$944	$4,576	$4,942	$4,103	$(2,120)	$4,463	$4,818

Basic earnings (loss) per share
Continuing operations	$0.29	$0.11	$0.52	$0.57	$0.48	$(0.26)	$0.50	$0.57
Discontinued operations	-	-	-	-	-	0.01	0.02	-
Net income (loss)	$0.29	$0.11	$0.52	$0.57	$0.48	$(0.25)	$0.52	$0.57

Diluted earnings (loss) per share
Continuing operations	$0.29	$0.11	$0.52	$0.56	$0.47	$(0.26)	$0.48	$0.55
Discontinued operations	-	-	-	-	-	0.01	0.03	-
Net income (loss)	$0.29	$0.11	$0.52	$0.56	$0.47	$(0.25)	$0.51	$0.55

2007 quarterly interest and dividend income continued to grow at a steady pace in accordance with organic growth and continued branch expansion in our New York region, and the Factory Point acquisition in the third quarter of 2007. Third quarter non-interest income was $2.4 million due to $3.8 million in losses, due to the execution of an $82 million deleverage strategy. First and second quarter non-interest income was up primarily from the newly acquired insurance agencies and the associated contingent premium revenues collected in the first and second quarter of 2007. The provision for loan losses increased in the fourth quarter due to a $2.5 million charge-off related to one commercial credit with borrower fraud. Third and fourth quarter non-interest expense increased primarily due to the Factory Point acquisition.

2006 quarterly interest and dividend income continued to grow at a steady pace in accordance with organic growth and continued branch expansion in our New York region, and paused in the fourth quarter due to the deleveraging. Third quarter non-interest income was ($1.8) million due to $5.1 million in net securities losses, resulting from an investment portfolio repositioning. Fourth quarter non-interest income included two months of revenues from newly acquired insurance agencies. The provision for loan losses increased in the third quarter due to higher estimated loan losses reflecting economic changes observed in the third quarter.  Fourth quarter non-interest expense increased primarily due to the insurance agency acquisitions. Income from discontinued operations reflected final contingency payments received from the sale of the company’s data processing subsidiary in 2004.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting and Wolf & Company, P.C.’s attestation report on management’s assessment of Berkshire Hills’ internal control over financial reporting are contained in “Item 8 – Financial Statements and Supplementary Data” in this annual report in Form 10-K.

Index

ITEM 9B. OTHER INFORMATION

Other Events

The annual meeting of stockholders will be held on Thursday, May 15, 2008 at the Crowne Plaza Hotel, One West Street, Pittsfield, Massachusetts.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the directors of the Company, the information contained under the sections captioned “Items to be Voted on by Stockholders – Item 1 -- Election of Directors” in Berkshire Hills’ Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

The following table sets forth certain information regarding the executive officers of Berkshire Hills, Berkshire Bank and Berkshire Insurance Group.

Name	Age	Position

Michael P. Daly	46	President and Chief Executive Officer
Kevin P. Riley	48	Executive Vice President, Chief Financial Officer and Treasurer
Michael J. Oleksak	49	Executive Vice President of Commercial Banking
Guy H. Boyer	53	Executive Vice President of Retail Banking
Ross D. Gorman	57	President and Chief Executive Officer - Berkshire Insurance Group

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. The Mr. Daly is employed pursuant to a two year employment agreement, which renews automatically if not otherwise terminated pursuant to its terms. Mr. Gorman is employed pursuant to an emplyment agreement with a term expiring in December 31, 2009.

BIOGRAPHICAL INFORMATION

Michael P. Daly was appointed President and Chief Executive Officer of the Company and the Bank in October 2002. Prior to his appointment, Mr. Daly served as Senior Vice President, Commercial Lending from October 1997 until January 2000 and then as Executive Vice President of the Company and the Bank from January 2000 to October 2002.

Kevin P. Riley serves as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Riley joined the Company on August 1, 2007. Prior to joining the Company, Mr. Riley was Executive Vice President for Client Information and Relationship Management with KeyCorp where he was responsible for bank-wide customer relationship management, data governance and facilities. Previously from 1996 to 2002, he served as Executive Vice President and Chief Financial Officer of KeyBank National Association, Key Corp's flagship community bank and was a member of its executive team.

Michael J. Oleksak serves as Executive Vice President of Commercial Banking and Regional President of Pioneer Valley. Mr. Oleksak joined the Company and the Bank in February 2006 as Regional President for the Pioneer Valley, a position he continues to hold. Mr. Oleksak is responsible for the development and implementation of all commercial banking strategies, including products, pricing and geography. Prior to joining the Company and the Bank, Mr. Oleksak was Senior Vice President and Co-Regional Executive of Western Massachusetts at TD Banknorth. During his 26 year banking career, Mr. Oleksak has had extensive commercial lending experience throughout New England, and served in various capacities at Fleet Bank and Shawmut Bank.

Index

Guy H. Boyer serves as Executive Vice President of Retail Banking. Mr. Boyer, a Certified Public Accountant, was formerly President and Chief Executive Officer of Factory Point Bancorp in Manchester Center, Vermont from 1997 through September 2007 when the institution was acquired by Berkshire. From 1980 to 1997 Mr. Boyer served as Vice President and Senior Trust Officer, Senior Vice President and Chief Financial Officer and Executive Vice President/Director and Chief Administrative Officer in charge of Commercial Banking, Heritage Bancorp in Pottsville, Pennsylvania. Mr. Boyer is a member of the American Institute of Certified Public Accountants and has served on numerous community boards. Mr. Boyer currently is a speaker at the Northern New England School of Banking, at the University of New Hampshire. He currently serves on the boards of the Maple Street School, as Chairman of Blue Cross/Blue Shield of Vermont and the executive committee of the Vermont Bankers Association.

Ross D. Gorman serves as President and Chief Executive Officer of Berkshire Insurance Group, Inc. His current position is to coordinate the integration of five independent agencies that were merged into Berkshire Insurance Group, Inc. in November of 2006. The new agency is one of the largest in New England with ten offices, almost 100 employees and over $80 million in premium volume. Mr. Gorman is a CPCU, RPLU, Licensed Insurance Advisor. Prior to joining the Company in November 2006, Mr. Gorman was President of MassOne Insurance Agency, Inc. in Greenfield, Massachusetts since 1980.

Reference is made to the cover page of this report and to the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee and the audit committee financial expert, reference is made to the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in the Proxy Statement.

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance – Code of Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the Company’s code of ethics is available to stockholders on the Company’s website at “www.berkshirebank.com.”

ITEM 11. EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and“Director Compensation” in the Proxy Statement are incorporated by reference.

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

Index

(d)	Equity Compensation Plan Information

Information required by this Item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 2 – Approval of Amendment to the Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan – Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers – Policies and Procedures for Approval of Related Persons Transactions” and“Transactions with Management” in the Proxy Statement.

Information regarding director independence is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Proposal 1 – Election of Directors” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders - Item 3 – Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

Index

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	[1]	Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]	Exhibits

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)

3.2	Bylaws of Berkshire Hills Bancorp, Inc. (2)

4.1	Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(1)

4.2
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Employment Agreement between Berkshire Bank and Michael P. Daly(3)

10.2	*Employment Agreement between Berkshire Hills Bancorp, Inc. and Michael P. Daly(3)

10.3	*Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (4)

10.4	*Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan(5)

10.5	*Form of Berkshire Bank Employee Severance Compensation Plan(1)

10.6	*Form of Berkshire Bank Supplemental Executive Retirement Plan(1)

10.7	*Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan(6)

10.8	*Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan(7)

10.9	*Woronoco Bancorp, Inc. 2001 Stock Option Plan(8)

10.10	*Woronoco Bancorp, Inc. 2004 Equity Compensation Plan(9)

10.11	Factory Point Bancorp, Inc. 1999 Non-Employee Directors Stock Option Plan, as amended and restated (10)

10.12	Factory Point Bancorp, Inc. 1999 Stock Incentive Plan(10)

10.13	Factory Point Bancorp, Inc. 2004 Stock Incentive Plan, as amended and restated (10)

10.14	* Change in Control Agreement by and between Berkshire Hills Bancorp, Inc. and Kevin P. Riley

Index

10.15	* Change in Control Agreement by and between Berkshire Bank and Kevin P. Riley

10.16	* Change in Control Agreement by and between Berkshire Hills Bancorp, Inc. and Michael J. Oleksak

10.17	* Change in Control Agreement by and between Berkshire Bank and Michael J. Oleksak

10.18	* Senior Executive Employment Agreement by and between Berkshire Insurance Group, Inc. and Ross D. Gorman

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business - Subsidiary Activities”

23.0	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

  _______________________________________________

*Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.
(3)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on August 13, 2003.
(4)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2007.
(5)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 27, 2003.
(6)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.
(7)	Incorporated herein by reference from the Proxy Statement as filed on March 20, 2000 by Woronoco Bancorp, Inc.
(8)	Incorporated herein by reference from the Proxy Statement as filed on March 12, 2001 by Woronoco Bancorp, Inc.
(9)	Incorporated herein by reference from the Proxy Statement as filed on March 22, 2004 by Woronoco Bancorp, Inc.
(10)	Incorporated herein by reference from the exhibits to the registration statement on Form S-8 as filed on October 10, 2007, registration No. 333-146604.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.

Date: March 14, 2008	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	President, Chief Executive Officer	March 14, 2008
Michael P. Daly	and Director
(principal executive officer)

/s/ Kevin P. Riley		March 14, 2008
Kevin P. Riley	Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Lawrence A. Bossidy	Non-Executive Chairman	March 14, 2008
Lawrence A. Bossidy

/s/ Wallace W. Altes	Director	March 14, 2008
Wallace W. Altes

/s/ John B. Davies	Director	March 14, 2008
John B. Davies

/s/ Rodney C. Dimock	Director	March 14, 2008
Rodney C. Dimock

/s/ David B. Farrell	Director	March 14, 2008
David B. Farrell

/s/ Susan M. Hill	Director	March 14, 2008
Susan M. Hill

/s/ Cornelius D. Mahoney	Director	March 14, 2008
Cornelius D. Mahoney

/s/ Edward G. McCormick, Esq.	Director	March 14, 2008
Edward G. McCormick, Esq.

/s/ Catherine B. Miller	Director	March 14, 2008
Catherine B. Miller

/s/ David E. Phelps	Director	March 14, 2008
David E. Phelps

/s/ D. Jeffrey Templeton	Director	March 14, 2008
D. Jeffrey Templeton

/s/ Corydon L. Thurston	Director	March 14, 2008
Corydon L. Thurston