Form 10-Q
period 2008-03-31
BERKSHIRE HILLS BANCORP INC
filed 2008-05-12
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

                The Registrant had 10,474,005 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2008.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

Index

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED  BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2008	2007
Assets
Total cash and cash equivalents	$31,747	$33,259
Federal funds sold and short-term investments	51,838	7,883
Securities available for sale, at fair value	200,980	197,964
Securities held to maturity, at amortized cost	39,626	39,456
Federal Home Loan Bank stock	21,077	21,077
Loans held for sale	2,913	3,445
Residential mortgages	655,184	657,045
Commercial mortgages	718,318	704,764
Commercial business loans	200,048	203,564
Consumer loans	361,635	378,643
Total loans	1,935,185	1,944,016
Less: Allowance for loan losses	(22,130)	(22,116)
Net loans	1,913,055	1,921,900

Premises and equipment, net	38,489	38,806
Goodwill	162,000	161,632
Other intangible assets	20,398	20,820
Cash surrender value of life insurance policies	34,516	35,316
Other assets	29,744	31,874
Total assets	$2,546,383	$2,513,432

Liabilities and Stockholders' Equity
Liabilities
Demand deposits	$224,471	$231,994
NOW deposits	208,913	213,150
Money market deposits	514,586	439,341
Savings deposits	213,054	210,186
Total non-maturity deposits	1,161,024	1,094,671
Brokered time deposits	21,446	21,497
Other time deposits	697,633	706,395
Total time deposits	719,079	727,892
Total deposits	1,880,103	1,822,563

Borrowings	308,283	334,474
Junior subordinated debentures	15,464	15,464
Other liabilities	13,792	14,094
Total liabilities	2,217,642	2,186,595

Stockholders' equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized; 12,513,825 shares issued)	125	125
Additional paid-in capital	265,883	266,134
Unearned compensation	(2,967)	(2,009)
Retained earnings	117,588	113,387
Accumulated other comprehensive income	200	1,217
Treasury stock, at cost (2,039,253 shares at March 31, 2008
and 2,021,120 at December 31, 2007)	(52,088)	(52,017)
Total stockholders' equity	328,741	326,837
Total liabilities and stockholders' equity	$2,546,383	$2,513,432

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
Interest and dividend income
Loans	$31,323	$28,522
Securities and other	3,200	2,948
Total interest and dividend income	34,523	31,470
Interest expense
Deposits	12,288	11,949
Borrowings and junior subordinated debentures	3,941	4,331
Total interest expense	16,229	16,280
Net interest income	18,294	15,190
Non-interest income
Insurance commissions and fees	5,146	4,991
Deposit service fees	2,155	1,514
Wealth management fees	1,628	919
Loan service fees	237	309
Total fee income	9,166	7,733
Gain on sale of securities, net	-	81
Other	306	423
Total non-interest income	9,472	8,237
Total net revenue	27,766	23,427
Provision for loan losses	825	750
Non-interest expense
Salaries and employee benefits	9,656	8,511
Occupancy and equipment	2,968	2,486
Marketing, data processing, and professional services	2,121	1,947
Non-recurring expenses	-	153
Amortization of intangible assets	1,084	662
Other	2,245	1,650
Total non-interest expense	18,074	15,409

Income before income taxes	8,867	7,268
Income tax expense	2,818	2,326
Net income	$6,049	$4,942

Basic earnings per share	$0.58	$0.57
Diluted earnings per share	$0.58	$0.56
Average shares outstanding
Basic	10,386	8,662
Diluted	10,457	8,842

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31,
(In thousands)	2008	2007
Total stockholders' equity at beginning of period	$326,837	$258,161
Comprehensive income:
Net income	6,049	4,942
Net unrealized gain on securities available-for-sale,
net of reclassification adjustments and tax effects	866	154
Net (loss) gain on derivative instruments	(1,882)	3
Total comprehensive income	5,033	5,099
Cash dividends declared ($0.15 per share for 2008 and $0.14 per share for 2007)	(1,574)	(1,220)
Treasury stock purchased	(2,596)	(378)
Exercise of stock options	975	1,078
Issuance of restricted stock awards	1,375	979
Stock-based compensation	409	196
Tax loss from stock compensation	(69)	-
Other equity changes, net	(1,649)	(828)
Total stockholders' equity at end of period	$328,741	$263,087

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$6,049	$4,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	825	750
Depreciation, amortization, and deferrals, net	2,093	1,361
Stock-based compensation	409	346
Increase in cash surrender value of bank-owned life insurance policies	(303)	(241)
Net gains on sales of securities and loans, net	-	(81)
Net change in loans held for sale	532	-
Loss from sale of premises	14	-
Writedowns of other real estate owned	100	-
Excess tax effects from stock-based payment arrangements	69	-
Net change in all other assets	2,754	(1,606)
Net change in other liabilities	(4,080)	(302)
Net cash provided by operating activities	8,462	5,169

Cash flows from investing activities:
Sales of securities available for sale	2,439	2,046
Payments on securities available for sale	6,209	11,383
Purchases of securities available for sale	(10,316)	(10,019)
Payments on securities held to maturity	3,468	2,977
Purchases of securities held to maturity	(3,639)	(1,161)
Decrease (Increase) in loans, net	8,020	(31,366)
Proceeds from surrender of life insurance	1,103	-
Proceeds from sale of premises	60	-
Payment for acquired business	(1,030)	-
Capital expenditures	(719)	(2,234)
Total net cash provided (used) by investing activities	5,595	(28,374)

Cash flows from financing activities:
Net increase in deposits	57,540	13,674
Proceeds from Federal Home Loan Bank advances	95,000	74,325
Repayments of Federal Home Loan Bank advances and other borrowings	(121,191)	(62,692)
Repayment of bank note	-	(5,000)
Treasury stock purchased	(2,295)	(378)
Proceeds from reissuance of treasury stock	975	1,078
Excess tax effects from stock-based payment arrangments	(69)	-
Cash dividends paid	(1,574)	(1,220)
Net cash provided by financing activities	28,386	19,787

Net change in cash and cash equivalents	42,443	(3,418)
Cash and cash equivalents at beginning of period	41,142	30,985
Cash and cash equivalents at end of period	$83,585	$27,567

Supplemental cash flow information:
Interest paid on deposits	$11,387	$11,994
Interest paid on borrowed funds	3,981	4,319
Income taxes (refunded) paid, net	(267)	871

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Basis of Presentation and Consolidation, and Use of Estimates

The consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries: Berkshire Bank (the "Bank") and Berkshire Insurance Group, but exclude its wholly-owned subsidiary Berkshire Hills Capital Trust I, which is accounted for using the equity method.  The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the year.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, tax related assets and liabilities, and the carrying value of goodwill and other intangible assets.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2007.

Business

Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, municipalities and businesses through its offices in Western Massachusetts, Northeastern New York and Southern Vermont. Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts.  Its primary lending products are residential mortgages, commercial mortgages, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services. The Company offers wealth management services including trust, financial planning, and investment services. The Company is the agent for complete lines of property and casualty, life, disability, and health insurance.

Acquisitions

In January 2008, the Company acquired the Center for Financial Planning (“CFP”) in Albany, New York. This acquisition will provide a foundation for the Bank’s New York region wealth management and investment services. The acquisition was accounted for as a purchase transaction with all cash consideration funded through internal sources. The operating results of CFP are included with the Company's results of operations since the date of acquisition. The purchase of CFP did not significantly impact the Company's consolidated financial statements.

On September 21, 2007, the Company completed its acquisition of Factory Point Bancorp, Inc. and its subsidiary, Factory Point National Bank of Manchester Center, Vermont (collectively “Factory Point”) for $79.4 million, including the assumption of Factory Point stock options. Under the terms of the agreement, the Company issued 1,913,353 shares of the Company’s common stock and paid $16.0 million in cash in exchange for all outstanding Factory Point shares and also assumed all outstanding Factory Point stock options. Concurrent with the merger of Berkshire Hills Bancorp and Factory Point Bancorp, the Bank and Factory Point National Bank merged with the Bank surviving.  The operating results of Factory Point included with the Company's results of operations since the date of acquisition. See footnote 2 in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information on this acquisition.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
Net income applicable to common stock	$6,049	$4,942

Average number of common shares outstanding	10,506	8,752
Less: average number of unvested stock award shares	(120)	(90)
Average number of basic shares outstanding	10,386	8,662
Plus: average number of dilutive unvested stock award shares	7	90
Plus: average number of dilutive shares based on stock options	64	90
Average number of diluted shares outstanding	10,457	8,842

Basic earnings per share	$0.58	$0.57
Diluted earnings per share	$0.58	$0.56

There were 100,000 stock awards and 16,000 stock options that were anti-dilutive for the quarter ended 2008 and excluded from the total number of dilutive shares.

Recent Accounting Pronouncements

Statements of Financial Accounting Standards

SFAS No. 141, "Business Combinations (Revised 2007)." SFAS 141R replaces SFAS 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, "Accounting for Contingencies." SFAS 141R is expected to have a significant impact on the Company's accounting for business combinations closing on or after January 1, 2009.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 10 - Fair Value Measurements).

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates (see Note 10 - Fair Value Measurements).

SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51." SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS 161 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

SEC Staff Accounting Bulletins

SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No. 109 supersedes SAB 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 became effective on January 1, 2008 and did not have a material impact on the Company's financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES

A summary of securities follows:

	Amortized	Fair
(In thousands)	Cost	Value
March 31, 2008
Securities Available for Sale
Debt securities:
U.S. Government agencies	$2,539	$2,559
Municipal bonds and obligations	71,353	73,024
Federal Agenecy mortgage-backed securities	105,249	107,319
Other bonds and obligations	15,582	14,992
Total debt securities	194,723	197,894
Equity securities	2,984	3,086
Total securities available for sale	197,707	200,980

Securities Held to Maturity
Municipal bonds and obligations	38,575	38,822
Mortgage-backed securities	1,051	1,054
Total securities held to maturity	39,626	39,876
Total securities	$237,333	$240,856

	Amortized	Fair
(In thousands)	Cost	Value
December 31, 2007
Securities Available for Sale
Debt securities:
Municipal bonds and obligations	$74,223	$75,186
Mortgage-backed securities	103,387	104,518
Other bonds and obligations	15,601	15,265
Total debt securities	193,211	194,969
Total equity securities	2,836	2,995
Total securities available for sale	196,047	197,964

Securities Held to Maturity
Municipal bonds and obligations	36,981	37,233
Mortgage-backed securities	2,475	2,456
Total securities held to maturity	39,456	39,689
Total securities	$235,503	$237,653

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Loans consist of the following:

(Dollars in millions)	March 31, 2008	December 31, 2007
Residential mortgages:
1 - 4 Family	$609	$610
Construction	46	47
Total residential mortgages	655	657

Commercial mortgages:
Construction	130	125
Single and multi-family	79	69
Other commercial mortgages	509	510
Total commercial mortgages	718	704

Commercial business loans	200	204
Total commercial loans	918	908

Consumer loans:
Auto	181	197
Home equity and other	181	182
Total consumer loans	362	379
Total loans	$1,935	$1,944

4.	LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Balance at beginning of period	$22,116	$19,370
Provision for loan losses	825	750
Loans charged-off	(883)	(627)
Recoveries	72	159
Balance at end of period	$22,130	$19,652

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DEPOSITS

A summary of period-end time deposits is as follows:

	March 31, 2008	December 31, 2007
(Dollars in millions)	Balance	Balance
Time less than $100,000	$401	$409
Time $100,000 or more	297	298
Brokered time	21	21
Total time deposits	$719	$728

6.	REGULATORY CAPITAL

The Bank’s actual and required capital ratios are as follows:

			FDIC Minimum
	March 31, 2008	December 31, 2007	to be Well Capitalized

Total capital to risk weighted assets	10.5%	10.4%	10.0%

Tier 1 capital to risk weighted assets	9.4	9.3	6.0

Tier 1 capital to average assets	8.0	8.0	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above. The Holding Company is not subject to regulatory capital requirements.

7.	STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2008 is presented in the following table:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2007	105	$31.88	644	$21.90
Granted	62	22.29	-	-
Stock options exercised	-	-	(38)	14.29
Stock awards vested	(38)	29.78	-	-
Forfeited	(1)	33.70	-	-
Balance, March 31, 2008	128	$27.60	606	$22.41

During the three months ended March 31, 2008 and 2007, proceeds from stock option exercises totaled $975 thousand and $1.1 million, respectively. During the three months ended March 31, 2008, there were 59,000 shares issued in connection with stock option exercises and non-vested stock awards (17,000 shares related to vested stock awards were withheld from participants and reported as treasury shares in order to fund the participants’ income tax obligations).  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $409 thousand and $346 thousand during the three months ended March 31, 2008 and 2007. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Three months ended March 31, 2008
Net interest income	$18,902	$-	$2,492	$(3,100)	$18,294
Provision for loan losses	825	-	-	-	825
Net interest income after provision for loan losses	18,077	-	2,492	(3,100)	17,469
Non-interest income	4,314	5,156	3,391	(3,389)	9,472
Non-interest expense	15,405	2,494	175	-	18,074
Income before income taxes	6,986	2,662	5,708	(6,489)	8,867
Income tax expense (benefit)	2,097	1,062	(341)	-	2,818
Net income	$4,889	$1,600	$6,049	$(6,489)	$6,049

Average assets (in millions)	$2,466	$32	$340	$(338)	$2,500

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Three months ended March 31, 2007
Net interest income	$15,730	$-	$(540)	$-	$15,190
Provision for loan losses	750	-	-	-	750
Net interest income after provision for loan losses	14,980	-	(540)	-	14,440
Non-interest income	3,100	5,137	5,356	(5,356)	8,237
Non-interest expense	12,759	2,500	150	-	15,409
Income before income taxes	5,321	2,637	4,666	(5,356)	7,268
Income tax expense (benefit)	1,547	1,055	(276)	-	2,326
Net income	$3,774	$1,582	$4,942	$(5,356)	$4,942

Average assets (in millions)	$2,122	$30	$278	$(275)	$2,155

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative positions outstanding is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets. During the quarter-end 2008, the Company had outstanding interest rate swaps with a total notional amount of $80.0 million that are designated as hedges of FHLB advances. The swaps effectively convert the debt from floating rate to fixed rate and qualify for cash flow hedge accounting under SFAS No. 133 with the objective of protecting the overall cash flows from the Company’s monthly interest payments for the $80 million in floating rate FHLB advances.

 Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at March 31, 2008 are presented in the following table (amounts in thousands). The Company utilizes independent third party valuation models with observable market data inputs to estimate fair values of interest rate swaps. The Company also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

Interest rate derivatives designated as hedges of cash flows:	Notional Amount	Estimated Fair Value
Interest rate swaps on variable-rate borrowings	$80,000	$(3,204)
The weighted average rate paid and received for interest rate swaps outsandings as of March 31, 2008 were as follows:
	Weighted Average

	Fixed Interest Rate Paid	Floating Interest Rate Received
Cash flow hedge interest rate swaps on variable-rate borrowings	4.20%	4.30%

Interest rate contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Risk Management Committee. The Company's credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $634 thousand at March 31, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in interest rate swap values.

10.	FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value effective January 1, 2008.

 In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes internal valuation models with observable market data inputs to estimate fair values of interest rate swaps. The Company also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Securities available for sale	$-	$222,057	$-	$222,057
Derivative liabilities	-	3,204	-	3,204

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets and liabilities measured at fair value on a non-recurring basis include those measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company's financial statements.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with Management’s Discussion and Analysis included in the 2007 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.  Operating results discussed herein are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.   In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate.

Berkshire Hills Bancorp, Inc. is the holding company for Berkshire Bank. Established in 1846, Berkshire Bank is one of Massachusetts' oldest and largest independent banks and the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts with branches serving communities throughout Western Massachusetts, Northeastern New York and Southern Vermont. The Bank is transitioning into a regional financial services company and is positioning itself as the financial institution of choice in its retail and commercial markets, delivering exceptional customer service and a broad array of competitively priced deposit, loan, insurance, wealth management and trust services, and investment products.  Berkshire Hills Bancorp is also the holding company for Berkshire Insurance Group, which sells all lines of insurance (personal, commercial, employee benefits, and life insurance) in ten locations in Massachusetts and in affiliation with the branch offices of Berkshire Bank.

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

Index

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND NEW ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2007 Form 10-K. Please see those policies in conjunction with this discussion.   The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Accounting policies related to the allowance for loan losses, income taxes, and goodwill and identifiable intangible assets are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Critical Accounting Policies" and "Loan Loss Allowance" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2007. Please refer to the note on Recent Accounting Pronouncements in Note 1 to the financial statements of this report for a detailed discussion of new accounting pronouncements.

Index

Selected Financial Data
The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended
	March 31,
	2008		2007
Performance Ratios:
Return on average assets	0.97%		0.92%
Return on average equity	7.38		7.57
Net interest margin	3.41		3.24
Stockholders' equity/total assets	12.91		12.10

Period Growth (annualized):
Total loans	(2	) %	7%
Total deposits	12		3

Financial Data: (In millions)
Total assets	$2,546		$2,175
Total loans	1,935		1,730
Other earning assets	314		230
Total intangible assets	182		121
Deposits	1,880		1,535
Borrowings and debentures	324		367
Stockholders' equity	329		263

Asset Quality Ratios:
Net charge-offs (annualized)/average loans	0.17%		0.11%
Loan loss allowance/total loans	1.14		1.14
Nonperforming assets/total assets	0.51		0.39

Per Share Data:
Earnings - diluted	$0.58		$0.56
Dividends declared	0.15		0.14
Book value	31.38		29.87
Common stock price:
High	25.85		34.82
Low	20.61		32.34
Close	25.19		33.65

For the Period: (In thousands)
Net interest income	$18,294		$15,190
Provision for loan losses	825		750
Non-interest income	9,472		8,237
Non-interest expense	18,074		15,409
Net income	6,049		4,942

(1) All performance ratios are annualized and based on average balance sheet amounts where applicable.

Index

Average Balances and Average Yields/Rate

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended March 31,
	2008		2007
	Average	Yield/Rate	Average	Yield/Rate
(Dollars in millions)	Balance	(FTE basis)	Balance	(FTE basis)
Assets
Loans
Residential mortgages	$659	5.70%	$604	5.29%
Commercial mortgages	712	6.86	578	7.47
Commercial business loans	201	7.55	188	8.09
Consumer loans	370	6.58	340	6.97
Total loans	1,942	6.48	1,710	6.76

Fed funds sold and short-term investments	16	2.24	2	4.45
Securities and other	255	5.69	231	6.06
Total earning assets	2,213	6.36	1,943	6.63
Other assets	287		212
Total assets	$2,500		$2,155

Liabilities and stockholders' equity
Deposits
NOW deposits	$208	1.09%	$142	1.54%
Money market deposits	467	2.88	294	3.63
Savings deposits	210	0.97	199	1.06
Time deposits	715	4.43	703	4.77
Total interest-bearing deposits	1,600	3.09	1,338	3.62
Borrowings and debentures	347	4.57	376	4.67
Total interest-bearing liabilities	1,947	3.35	1,714	3.85
Non-interest-bearing demand deposits	217		171
Other liabilities	7		8
Total liabilities	2,171		1,893

Stockholders' equity	330		262
Total liabilities and stockholders' equity	$2,501		$2,155

Interest rate spread		3.01%		2.78%
Net interest margin		3.41%		3.24%

Supplementary Data
Total deposits	$1,817		$1,509
Fully taxable equivalent income adjustment (in thousands)	492		553

(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance of investment securities is based on amortized cost.

Index

SUMMARY

First quarter net income was a record high and increased by 22% to $6.05 million in 2008 compared to 2007.  First quarter diluted earnings per share increased to $0.58 in 2008 compared to $0.56 in 2007.  First quarter 2008 earnings include the benefit of the Factory Point acquisition in September 2007. Most major categories of revenue and expense increased due to this acquisition, and earnings per share included the impact of additional shares issued in the acquisition. First quarter insurance revenues are seasonally high from annual contingency payments. First quarter financial highlights included:

•	19% year-to-year growth in first quarter revenues
•	12% annualized growth in total deposits
•	9% annualized growth in personal demand deposit balances
•	8% annualized growth in commercial mortgages
•	Net interest margin improved to 3.41% from 3.38% in the prior quarter and 3.24% in the first quarter of 2007
•	Nonperforming assets were 0.51% of total assets at quarter-end
•	Annualized net charge-offs were 0.17% of average loans

During the first quarter, the Company announced that Sean Gray has been promoted to Senior Vice President – Retail Banking.  Sean joined Berkshire Bank in December 2006 and helped introduce the America’s Most Exciting BankSM brand, drawing on his retail experience with Bank of America and Citizens Bank.  He has successfully integrated a sales and service culture throughout the branch network. Guy Boyer, who has served as EVP – Retail Banking is moving to a leadership position at a mutual community bank.  Berkshire Bank acquired the Center for Financial Planning in Albany which added nearly $50 million to wealth management assets in January 2008.  It will provide the foundation for expanding the wealth management business in the growing New York region.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND DECEMBER 31, 2007

Balance Sheet Summary. Total assets increased at a 5% annualized rate to $2.55 billion during the first quarter of 2008 due to growth of $44 million in federal funds sold and short-term investments.  This was funded by deposit growth (12% annualized), primarily from money market accounts.  Stockholders’ equity increased at a 2% annualized rate by $2 million, which was driven by net income and proceeds from stock option exercises offset by dividends and stock repurchases.

Assets.  The $33 million increase in assets was primarily due to the $44 million increase in federal funds sold and short-term investments offset by a $9 million decrease in loans.  Short-term investment balances at quarter-end are expected to be used primarily to reduce higher cost funding balances in the second quarter. The decrease in loans was due mainly to run-off of the indirect auto loan portfolio offset somewhat by growth in commercial mortgages (8% annualized growth rate) primarily from growth in the Western Massachusetts region. Residential mortgages and commercial loans declined slightly during the quarter primarily from seasonal softness in the first quarter. The Company anticipates single digit growth for these portfolios for the remainder of the year. Investment securities increased modestly from year-end 2007.

Asset quality remained well-controlled during the quarter.  The Company does not offer subprime lending programs or Alt A mortgage programs.  The annualized rate of net loan charge-offs was 0.17% during the quarter.  Total nonperforming assets increased slightly during the quarter to 0.51% of total assets from 0.46% at year-end 2007.  Nonperforming assets totaled $12.9 million, and included two commercial relationships with balances over $1.0 million totaling $4.4 million at quarter-end 2008. The increase in nonperforming assets was due mainly to a few small commercial mortgages migrating to the nonaccrual classification during the quarter. Total accruing delinquent loans were 0.44% of total loans at quarter-end, compared to 0.43% at year-end 2007.  The loan loss allowance remained flat at 1.14% of total loans during the first quarter of 2008.  Impaired loans totaled $15.7 million at quarter-end with a specific valuation allowance of $1.1 million.

Index

In addition to the nonperforming assets discussed above, the Company has identified approximately $18.8 million in potential problem loans at quarter-end as compared to $23.1 million at year-end 2007. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At quarter-end 2008 and year-end 2007, potential problem loans primarily consisted of commercial business loans and commercial mortgages. At quarter-end 2008, there were five potential problem loans that exceeded $1.0 million, totaling $10.8 million in aggregate compared to six potential problem loans exceeding $1.0 million, totaling $14.2 million at year-end 2007. The decrease in potential problem loans was due primarily to one large commercial relationship totaling $3.6 million which was upgraded during the quarter. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Liabilities.  Total deposits increased by $57 million to $1.88 billion during the first quarter of 2008 or 12% annualized. This increase was primarily based on growth in money market accounts due to increased marketing of this product.  These accounts provide other relationship cross-sale opportunities and have allowed the Bank to decrease its cost of deposits as market interest rates have decreased.  Promotions of these accounts drew in some time account balances.  Personal checking balances grew at a 9% annualized rate, reflecting the emphasis on growing new retail relationships.  Savings balances grew at a 4% annualized rate.  Commercial checking and NOW balances decreased primarily due to seasonal influences.  Borrowings decreased by $26 million during the first quarter of 2008 mainly from improved liquidity from deposit growth.

Equity.  Stockholders’ equity increased by $2 million (2% annualized) to $329 million due primarily to the benefit of retained earnings.  Book value per share increased to $31.38 at quarter end.  The ratio of total equity to assets decreased to 12.91% from 13.00% during the quarter.  The Company repurchased 100,000 shares of common stock during the first quarter at an average cost of $22.88 per share under its announced repurchase plan.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007

Net Income.  First quarter net income increased by $1.1 million (22%) to $6.05 million in 2008.  First quarter diluted earnings per share increased to $0.58 in 2008 compared to $0.56 in 2007.   Most major categories of income and expense increased due to the Factory Point Bancorp acquisition in September 2007. The return on average assets was 0.97% in 2008 compared to 0.92% in 2007.  The return on average equity was 7.4% in 2008 compared to 7.6% in 2007.

Total Net Revenue.   Total first quarter net revenues increased by $4.3 million (18%) in 2008 to $27.8 million from $23.4 million in 2007.   The increase in net revenue included a $3.1 million (20%) increase in net interest income, accompanied by a $1.2 million (15%) increase in non-interest income due primarily to increases in deposit service and wealth management fees.

Net Interest Income.  The 20% increase in net interest income was due to 14% growth in average earning assets in the first quarter of 2008, compared to the same quarter of 2007 and an improvement in the net interest margin.  The growth in average earning assets was due mainly to a $232 million increase in average loans.  The increase in loans was due mainly to the Factory Point acquisition and commercial mortgage growth.

The net interest margin increased to 3.41% from 3.24% for these periods due primarily to a balance sheet restructuring in the third quarter of 2007, favorable deposit pricing strategies, rate reductions by the Federal Reserve in the first quarter of 2008 and an increase in non-interest bearing demand deposit accounts which comprised 10.0% of interest-bearing liabilities and noninterest-bearing liabilities for the quarter end 2008 compared to 9.1% for the same period in 2007. The yield on earning assets declined 27 basis points (“bp”) from 6.63% for 2007 to 6.36% in 2008. The rate paid on interest-bearing liabilities decreased 50 bp from 3.85% for 2007 to 3.35% in 2008. These declines were driven by the several interest rate reductions in the Federal Funds rate during the first quarter of 2008. The Company anticipates that any additional benefits from Federal Reserve interest rate reductions will be limited for interest-bearing deposits due to the inability to further lower deposit rates at these low levels.

Index

Non-Interest Income.  Total first quarter non-interest income increased by $1.2 million (15%) to $9.5 million in 2008 compared to $8.2 million in 2007.  Deposit service fees increased $0.6 million mainly from the Factory Point acquisition and organic growth from transaction deposit accounts. Wealth management fees increased $0.7 million primarily from the Factory Point and the Center for Financial Planning acquisitions. First quarter insurance revenues are seasonally high from annual contingency payments and increased 3% year-to-year.

Provision for Loan Losses.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition.  The first quarter provision for loan losses totaled $825 thousand in 2008, compared to $750 thousand in 2007.  The first quarter loan loss provision of $825 thousand measured 102% of net charge-offs during the quarter.  The increase in the provision was due mainly to a higher level of charge-off in 2008.

Non-Interest Expense and Income Tax Expense. First quarter non-interest expense increased by $2.7 million (17%) year-to-year primarily due to the additional expenses associated with the Factory Point acquisition. Marketing, data processing and professional fees increased $174 thousand (mainly from Factory Point) from increases in data processing and professional fees offset by a $341 thousand decrease in marketing expense from higher expenses associated with the Company’s branding campaign in 2007. Amortization of intangible assets increased $422 thousand from the Factory Point acquisition. Other expenses increased $595 thousand and include increases in loan collection and OREO costs of $191 thousand. The first quarter effective income tax rate decreased slightly to 31.8% in 2008 compared to 32.0% in 2007.

Results of Segment Operations.  The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in Note 8 to the financial statements.

One of the Company's strategies is to emphasize fee income growth to diversify revenues, and reduce reliance on net interest income where margins are under pressure.  The Company's acquisition of insurance agencies in the fourth quarter of 2006 was a significant step in implementing this strategy.  The first quarter net profit of the insurance segment was $1.6 million for 2008 and 2007.  The acquired agencies have a significant seasonality to revenues and earnings due to the impact of annual contingency revenues which are received in the first half of the year.  The first quarter income of the insurance segment is expected to be the highest quarterly income of this segment due to this seasonality.  Net profit from the banking segment totaled $4.9 million, an increase of $1.1 million or 30% over 2007 primarily from the acquisition of Factory Point, the improvement in net interest margin and increased fee income.

Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet.  Comprehensive income includes changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and interest rate swaps.  The change in accumulated other comprehensive income was a decrease of $1.0 million in the first quarter of 2008 compared to an increase of $0.2 million in the first quarter of 2007 primarily due to changes in bond prices and interest rate swap valuations as a result of interest rate changes.  The Company recorded $5.0 million in total comprehensive income in the first quarter of 2008, compared to $5.1 million in the first quarter of 2007.

Liquidity and Cash Flows. The Company’s primary sources of funds were deposit growth and borrowings in the first quarter of 2008.  Net deposit and loan growth are expected to continue to be significant sources and uses of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. Berkshire Hills Bancorp’s primary routine sources of funds are expected to be dividends from Berkshire Bank and Berkshire Insurance Group.  The holding company also receives cash from the exercise of stock options and uses cash for dividends, stock repurchases and debt service.  Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2007 Form 10-K in Item 7.

Index

Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity.  At March 31, 2008, Berkshire Bank continued to be classified as “well capitalized.”  Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2007 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations.  In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2007 Form 10-K. For the three months ended March 31, 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  Information relating to payments due under contractual obligations is presented in the 2007 Form 10-K.  There were no material changes in the Company’s payments due under contractual obligations during the first three months of 2008. The Company entered into a notional amount of $80 million of pay fixed and receive floating interest rate swaps to manage the interest sensitivity related to $80 million of floating rate FHLB advances. See footnote 9 in this Form 10-Q for additional information related to the interest rate swaps.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure from that contained in the Company’s 2007 10-K for the fiscal year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business.  Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended March 31, 2008.

(b)	Not applicable.

(c)	The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2008.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2008	-	$-	-	297,993
February 1-28, 2008	66,646	22.91	49,900	248,093
March 1-31, 2008	50,300	22.85	50,100	197,993
Total	116,946	$22.88	100,000	197,993

On December 14, 2007, the Company authorized the purchase of up to 300,000 additional shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors.  The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases. During the quarter, 16,946 shares were repurchased by the Company to fund tax withholdings for vested stock awards during the period. These shares are not included in the total number of shares purchased as part of publicly announced plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

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

BERKSHIRE HILLS BANCORP, INC.

Dated: May 9, 2008	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer
and Director

Dated: May 9, 2008	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President, Chief Financial Officer
and Treasurer