Form 10-Q
period 2008-06-30
BERKSHIRE HILLS BANCORP INC
filed 2008-08-11
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

 The Registrant had 10,390,554 shares of common stock, par value $0.01 per share, outstanding as of August 5, 2008.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

Index

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED  BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2008	2007
Assets
Cash and cash equivalents	$31,470	$33,259
Federal funds sold and short-term investments	2,247	7,883
Total cash and cash equivalents	33,717	41,142
Trading securities	14,959	-
Securities available for sale, at fair value	200,133	197,964
Securities held to maturity	26,485	39,456
Federal Home Loan Bank stock	21,077	21,077
Loans held for sale	9,865	3,445

Residential mortgages	664,581	657,045
Commercial mortgages	768,365	704,764
Commercial business loans	197,580	203,564
Consumer loans	347,515	378,643
Total loans	1,978,041	1,944,016
Less: Allowance for loan losses	(22,581)	(22,116)
Net loans	1,955,460	1,921,900

Premises and equipment, net	38,054	38,806
Goodwill	161,526	161,632
Other intangible assets	19,379	20,820
Cash surrender value of life insurance policies	35,007	35,316
Other assets	31,213	31,874
Total assets	$2,546,875	$2,513,432

Liabilities and Stockholders' Equity
Liabilities
Demand deposits	$225,001	$231,994
NOW deposits	193,551	213,150
Money market deposits	457,694	439,341
Savings deposits	217,605	210,186
Total non-maturity deposits	1,093,851	1,094,671
Brokered time deposits	3,008	21,497
Other time deposits	714,371	706,395
Total time deposits	717,379	727,892
Total deposits	1,811,230	1,822,563
Borrowings	379,376	334,474
Junior subordinated debentures	15,464	15,464
Other liabilities	10,769	14,094
Total liabilities	2,216,839	2,186,595

Stockholders' equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized; 12,513,825 shares issued)	125	125
Additional paid-in capital	265,904	266,134
Unearned compensation	(2,571)	(2,009)
Retained earnings	121,743	113,387
Accumulated other comprehensive income (loss)	(403)	1,217
Treasury stock, at cost (2,129,200 shares at June 30, 2008
and 2,021,120 at December 31, 2007)	(54,762)	(52,017)
Total stockholders' equity	330,036	326,837
Total liabilities and stockholders' equity	$2,546,875	$2,513,432
See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest and dividend income
Loans	$29,823	$29,152	$61,146	$57,674
Securities and other	3,011	2,842	6,211	5,790
Total interest and dividend income	32,834	31,994	67,357	63,464
Interest expense
Deposits	10,521	12,318	22,809	24,267
Borrowings and junior subordinated debentures	3,666	4,638	7,607	8,969
Total interest expense	14,187	16,956	30,416	33,236
Net interest income	18,647	15,038	36,941	30,228
Non-interest income
Insurance commissions and fees	3,694	3,786	8,840	8,777
Deposit service fees	2,486	1,788	4,641	3,302
Wealth management fees	1,567	968	3,195	1,887
Loan service fees	228	48	465	357
Total fee income	7,975	6,590	17,141	14,323
Other	562	303	868	726
Gain (loss) on sale of securities, net	(26)	-	(26)	81
Total non-interest income	8,511	6,893	17,983	15,130
Total net revenue	27,158	21,931	54,924	45,358
Provision for loan losses	1,105	100	1,930	850
Non-interest expense
Salaries and employee benefits	9,842	8,230	19,498	16,741
Occupancy and equipment	2,774	2,385	5,742	4,871
Marketing, data processing, and professional services	2,181	2,116	4,302	4,063
Non-recurring expense	683	-	683	153
Amortization of intangible assets	1,019	662	2,103	1,324
Other	2,133	1,710	4,378	3,360
Total non-interest expense	18,632	15,103	36,706	30,512

Income before income taxes	7,421	6,728	16,288	13,996
Income tax expense	1,708	2,152	4,526	4,478
Net income	$5,713	$4,576	$11,762	$9,518

Basic earnings per share	$0.55	$0.52	$1.14	$1.09

Diluted earnings per share	$0.55	$0.52	$1.13	$1.07

Weighted average shares outstanding
Basic	10,302	8,732	10,344	8,697
Diluted	10,384	8,875	10,420	8,855

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30,
(In thousands except per share data)	2008	2007

Total stockholders' equity at beginning of period	$326,837	$258,161
Comprehensive income:
Net income	11,762	9,518
Change in net unrealized loss on securities available-for-sale,
net of reclassification adjustments and tax effects	(1,733)	(1,437)
Net gain on derivative instruments	113	71
Total comprehensive income	10,142	8,152
Cash dividends declared ($0.31 per share in 2008 and $0.28 per share in 2007)	(3,078)	(2,456)
Treasury stock purchased	(5,731)	(385)
Exercise of stock options	1,112	1,457
Reissuance of treasury stock-other	1,375	1,641
Stock-based compensation	824	807
Tax benefit (loss) from stock compensation	(69)	615
Other equity changes, net	(1,376)	(1,640)
Total stockholders' equity at end of period	$330,036	$266,352

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$11,762	$9,518
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,930	850
Depreciation, amortization, and deferrals, net	3,896	2,833
Stock-based compensation	824	807
Excess tax effects from stock-based payment arrangements	69	(615)
Increase in cash surrender value of bank-owned life insurance policies	(794)	(498)
Net loss (gains) on sales of securities, net	26	(81)
Net change in loans held for sale	(6,420)	-
Loss from sale of premises	36	-
Writedowns of other real estate owned	136	-
Net change in all other assets	(3,195)	(3,731)
Net change in other liabilities	2,261	(1,214)
Net cash provided by operating activities	10,531	7,869

Cash flows from investing activities:
Sales of securities available for sale	7,684	2,046
Proceeds from maturities, calls and prepayments - securities available for sale	14,166	15,982
Purchases of securities available for sale	(26,765)	(10,169)
Proceeds from maturities, calls and prepayments - securities held to maturity	22,495	5,736
Purchases of securities held to maturity	(9,526)	(5,411)
Purchase of trading security	(15,000)	-
Increase in loans, net	(36,098)	(31,004)
Capital expenditures	(1,276)	(4,006)
Proceeds from surrender of life insurance	1,103	-
Payment for acquisition	(1,030)	-
Proceeds from sale of other real estate owned	287	-
Proceeds from sale of premises and equipment	74	-
Total net cash used by investing activities	(43,886)	(26,826)

Cash flows from financing activities:
Net (decrease) increase in deposits	(11,334)	6,576
Proceeds from Federal Home Loan Bank ("FHLB") advances	179,835	79,325
Repayments of Federal Home Loan Bank advances and other borrowings	(134,805)	(71,247)
Treasury stock purchased	(5,731)	(385)
Proceeds from reissuance of treasury stock	1,112	1,457
Excess tax effects from stock-based payment arrangements	(69)	615
Cash dividends paid	(3,078)	(2,456)
Net cash provided by financing activities	25,930	13,885

Net change in cash and cash equivalents	(7,425)	(5,072)
Cash and cash equivalents at beginning of period	41,142	30,985
Cash and cash equivalents at end of period	$33,717	$25,913

Supplemental cash flow information:
Interest paid on deposits	$22,896	$24,472
Interest paid on borrowed funds	7,671	8,917
Income taxes paid, net	3,511	5,006

See accompanying notes to consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           GENERAL

Basis of Presentation and Consolidation, and Use of Estimates

The consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries: Berkshire Bank (the "Bank") and Berkshire Insurance Group, but exclude its wholly-owned subsidiary Berkshire Hills Capital Trust I, which is accounted for using the equity method.  The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the year.

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

Business

Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, municipalities and businesses through its offices in Western Massachusetts, Vermont and Northeastern New York. Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts.  Its primary lending products are residential mortgage, commercial mortgage, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services. The Company offers wealth management services including trust, financial planning, and investment services. The Company is the agent for complete lines of property and casualty, life, disability, and health insurance.

Acquisitions

In January 2008, the Company acquired the Center for Financial Planning (“CFP”) in Albany, New York. This acquisition provides a foundation for the Bank’s New York region wealth management and investment services. The acquisition was accounted for as a purchase transaction with all cash consideration funded through internal sources. The operating results of CFP are included with the Company's results of operations since the date of acquisition. The purchase of CFP did not significantly impact the Company's consolidated financial statements.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 21, 2007, the Company completed its acquisition of Factory Point Bancorp, Inc. and its subsidiary, Factory Point National Bank of Manchester Center, Vermont (collectively “Factory Point”) for $79.4 million, including the assumption of Factory Point stock options. Under the terms of the agreement, the Company issued 1,913,353 shares of the Company’s common stock and paid $16.0 million in cash in exchange for all outstanding Factory Point shares and also assumed all outstanding Factory Point stock options. Concurrent with the merger of Berkshire Hills Bancorp and Factory Point Bancorp, the Bank and Factory Point National Bank merged with the Bank as the surviving entity.  The operating results of Factory Point are included with the Company's results of operations since the date of acquisition. See footnote 2 in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information for this acquisition.

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net income applicable to common stock	$5,713	$4,576	$11,762	$9,518

Average number of common shares outstanding	10,425	8,831	10,466	8,791
Less: average number of unvested stock award shares	(123)	(99)	(122)	(94)
Average number of basic shares outstanding	10,302	8,732	10,344	8,697
Plus: average number of dilutive unvested stock award shares	6	99	7	94
Plus: average number of dilutive shares based on stock options	76	44	69	64
Average number of diluted shares outstanding	10,384	8,875	10,420	8,855

Basic earnings per share	$0.55	$0.52	$1.14	$1.09
Diluted earnings per share	$0.55	$0.52	$1.13	$1.07

Statements of Financial Accounting Standards

SFAS No. 141, "Business Combinations (Revised 2007)." SFAS 141R replaces SFAS 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, "Accounting for Contingencies." The allowance for loan losses related to loans acquired will not be included in the Company’s allowance for loan losses, but will be reflected in the fair value of loans acquired. SFAS 141R is expected to have a significant impact on the Company's accounting for business combinations closing on or after January 1, 2009.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 10 - Fair Value Measurements).

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates (see Note 2 – Securities and Note 10 - Fair Value Measurements).

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

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SECURITIES

A summary of securities follows:

	Amortized	Fair
(In thousands)	Cost	Value
June 30, 2008
Trading - municipal bond	$15,000	$14,959

Securities Available for Sale
Debt securities:
Municipal bonds and obligations	$72,084	$71,553
Mortgage-backed securities, other	108,814	109,864
Other bonds and obligations	17,640	16,190
Total debt securities	198,538	197,607
Total equity securities	2,384	2,526
Total securities available for sale	200,922	200,133

Securities Held to Maturity
Municipal bonds and obligations	25,522	25,734
Mortgage-backed securities	963	960
Total securities held to maturity	26,485	26,694
Total securities	$242,407	$241,786

	Amortized	Fair
(In thousands)	Cost	Value
December 31, 2007
Securities Available for Sale
Debt securities:
Municipal bonds and obligations	$74,223	$75,186
Mortgage-backed securities	103,387	104,518
Other bonds and obligations	15,601	15,265
Total debt securities	193,211	194,969
Total equity securities	2,836	2,995
Total securities available for sale	196,047	197,964

Securities Held to Maturity
Municipal bonds and obligations	36,981	37,233
Mortgage-backed securities	2,475	2,456
Total securities held to maturity	39,456	39,689
Total securities	$235,503	$237,653

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

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company elected to account for one security at fair value under SFAS No. 159 acquired during the second quarter of 2008. This security is classified as trading on the condolidated balance sheet. The Company has the intent and ability to hold this security to maturity and will report the purchase of this security in the investing section on the consolidated statement of cash flows. The investment security accounted for at fair value has an amortized cost of $15.0 million and a fair value of $14.96 million at June 30, 2008. See note 9 – Derivative Financial Instruments for additional information related to this investment security and related interest rate swap.

The unrealized losses on the other bonds and obligations available for sale increased to $1.5 million at June 30, 2008. This portfolio consists of investment grade corporate trust preferred securities and corporate debt. The unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure the Company will ultimately recover its cost).

3.           LOANS

Loans consisted of the following:

	June 30, 2008	December 31, 2007
(Dollars in millions)	Balance	Balance
Residential mortgages:
1 - 4 Family	$630	$610
Construction	35	47
Total residential mortgages	665	657

Commercial mortgages:
Construction	132	125
Single and multi-family	76	69
Other commercial mortgages	560	510
Total commercial mortgages	768	704

Commercial business loans	198	204
Total commercial loans	966	908

Consumer loans:
Auto and other	173	211
Home equity	174	168
Total consumer loans	347	379
Total loans	$1,978	$1,944

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses was as follows:

	Six Months Ended June 30,
(In thousands)	2008	2007
Balance at beginning of period	$22,116	$19,370
Provision for loan losses	1,930	850
Loans charged-off	(1,637)	(1,305)
Recoveries	172	236
Balance at end of period	$22,581	$19,151

5.           DEPOSITS

A summary of period end time deposits is as follows:
	June 30, 2008	December 31, 2007
(Dollars in millions)	Balance	Balance
Time less than $100,000	$390	$409
Time $100,000 or more	324	298
Brokered time	3	21
Total time deposits	$717	$728

6.        REGULATORY CAPITAL

The Bank’s actual and required capital ratios were as follows:
			FDIC Minimum
	June 30, 2008	December 31, 2007	to be Well Capitalized

Total capital to risk weighted assets	10.2%	10.4%	10.0%

Tier 1 capital to risk weighted assets	9.1	9.3	6.0

Tier 1 capital to average assets	7.7	8.0	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.            STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2008 is presented in the following table:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2007	105	$31.88	644	$21.90
Granted	62	22.29	-	-
Stock options exercised	-	-	(63)	17.56
Stock awards vested	(42)	29.92	-	-
Forfeited	(1)	33.07	-	-
Balance, June 30, 2008	124	$27.46	581	$22.64

During the six months ended June 30, 2008 and 2007, proceeds from stock option exercises totaled $1.1 million and $1.5 million, respectively. During the six months ended June 30, 2008, there were 125,000 shares issued in connection with stock option exercises and non-vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $824 thousand and $807 thousand during the six months ended June 30, 2008 and 2007. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s operating segments was as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Three months ended June 30, 2008
Net interest income	$19,007	$-	$14,040	$(14,400)	$18,647
Provision for loan losses	1,105	-	-	-	1,105
Net interest income after provision for loan losses	17,902	-	14,040	(14,400)	17,542
Non-interest income	4,807	3,703	(8,195)	8,196	8,511
Non-interest expense	15,676	2,455	501	-	18,632
Income before income taxes	7,033	1,248	5,344	(6,204)	7,421
Income tax expense (benefit)	1,592	485	(369)	-	1,708
Net income	$5,441	$763	$5,713	$(6,204)	$5,713

Average assets (in millions)	$2,489	$31	$341	$(339)	$2,522

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Three months ended June 30, 2007
Net interest income	$15,495	$-	$(457)	$-	$15,038
Provision for loan losses	100	-	-	-	100
Net interest income after provision for loan losses	15,395	-	(457)	-	14,938
Non-interest income	3,100	3,793	4,975	(4,975)	6,893
Non-interest expense	12,303	2,581	219	-	15,103
Income before income taxes	6,192	1,212	4,299	(4,975)	6,728
Income tax expense (benefit)	1,932	497	(277)	-	2,152
Net income	$4,260	$715	$4,576	$(4,975)	$4,576

Average assets (in millions)	$2,153	$31	$279	$(276)	$2,187

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.            OPERATING SEGMENTS  (continued)

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Six months ended June 30, 2008
Net interest income	$37,909	$-	$16,532	$(17,500)	$36,941
Provision for loan losses	1,930	-	-	-	1,930
Net interest income after provision for loan losses	35,979	-	16,532	(17,500)	35,011
Non-interest income	9,121	8,860	(4,803)	4,805	17,983
Non-interest expense	31,081	4,949	676	-	36,706
Income before income taxes	14,019	3,911	11,053	(12,695)	16,288
Income tax expense (benefit)	3,688	1,547	(709)	-	4,526
Net income	$10,331	$2,364	$11,762	$(12,695)	$11,762

Average assets (in millions)	$2,477	$32	$340	$(338)	$2,511

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Six months ended June 30, 2007
Net interest income	$31,225	$-	$(997)	$-	$30,228
Provision for loan losses	850	-	-	-	850
Net interest income after provision for loan losses	30,375	-	(997)	-	29,378
Non-interest income	6,200	8,854	10,355	(10,279)	15,130
Non-interest expense	25,062	5,081	369	-	30,512
Income before income taxes	11,513	3,773	8,989	(10,279)	13,996
Income tax expense (benefit)	3,460	1,547	(529)	-	4,478
Net income	$8,053	$2,226	$9,518	$(10,279)	$9,518

Average assets (in millions)	$2,137	$31	$278	$(275)	$2,171

9.            DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative positions outstanding is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets. At June 30, 2008, the Company had outstanding interest rate swaps with a total notional amount of $125.0 million that are designated as hedges of FHLB advances and junior subordinated debentures. The swaps effectively convert the debt from floating rate to fixed rate and qualify for cash flow hedge accounting under SFAS No. 133 with the objective of protecting the overall cash flows from the Company’s monthly interest payments for the $125.0 million in floating rate FHLB advances and junior subordinated dentures.

During the second quarter of 2008, the Company initiated a program to provide derivative financial instruments to certain customers, acting as an intermediary in the transaction.  All of these customer derivatives, however, are immediately hedged upon issuance by executing a mirror image derivative with a dealer counterparty such that the Company has no net interest rate risk exposure resulting from the transactions. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $11.0 million at June 30, 2008. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company executed an economic hedge in the second quarter and entered into a transaction whereby the Company elected to account for a $15.0 million fixed-rate internal revenue bond security at fair value under FAS 159 and entered into a $15.0 million pay-fixed and receive-floating interest rate swap with a counterparty and has accounted for the derivative at fair value under SFAS No. 133. The changes in the fair value of the investment security and interest rate swap are expected to offset each other with any differences reflected in non-interest income. The Company elected the fair value option for this municipal obligation security due to several factors such as the large dollar amount of the obligation in relation to other municipal obligation securities in the Company’s held to maturity portfolio as well as the term of the obligation which was 21.5 years at origination. The intent of the economic hedge was to improve the Company’s asset sensitivity to changing interest rates.

Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2008 are presented in the following table (amounts in thousands). The Company utilizes independent third party valuation models with observable market data inputs to estimate fair values of interest rate swaps. The Company also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

A summary of Interest rate derivatives at June 30, 2008, follows:	Notional Amount	Estimated Fair Value
Interest rate swaps on variable-rate borrowings	$125,000	$312
Customer related interest rate swaps
Receive floating/pay fixed	11,050	(18)
Receive fixed/pay floating	11,050	27
Receive floating/pay fixed interest rate swap related to the IRB Security	15,000	(65)

The weighted average rate paid and received for interest rate swaps outsandings as of June 30, 2008 were as follows:
	Weighted Average
	Fixed Interest Rate Paid	Floating Interest Rate Received
Cash flow hedge interest rate swaps on variable-rate borrowings	4.38%	2.97%

Interest rate contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Risk Management Committee. The Company's credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was not material at June 30, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in interest rate swap values.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Trading  Securities at Fair Value. Securities accounted for at fair value are reported utilizing Level 2 inputs obtained from third parties.

Derivatives. Currently, the Company uses swaps to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Index

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Securities available for sale	$-	$200,133	$-	$200,133
Trading securities	-	14,959	-	14,959
Net derivative asset	-	256	-	256

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. and subsidiaries. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our ability to predict results or the actual effects of our plans and strategies are inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and in Form 10-Q, and in other reports filed with the Securities and Exchange Commission. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to: general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business; conditions in the securities markets or the banking industry; changes in interest rates and energy prices, which may affect our net income or future

Index

cash flows; changes in deposit flows, and in demand for deposit, loan, and investment products and other financial services in our local markets; changes in real estate values, which could impact the quality of the assets securing our loans; changes in the quality or composition of the loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers; the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future; changes in accounting principles, policies, practices, or guidelines; changes in legislation and regulation; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which we are highly dependent; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

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

Accounting policies related to the allowance for loan losses, income taxes, and goodwill and identifiable intangible assets are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Critical Accounting Policies" and "Loan Loss Allowance" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2007. Please refer to the note on Recent Accounting Pronouncements in Note 1 to the financial statements of this report for a detailed discussion of new accounting pronouncements. The Company performs an annual impairment test of goodwill in the fourth quarter of its fiscal year end. As of June 30, 2008, there have been no events requiring the Company to perform an interim impairment test of goodwill.

Index

Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Performance Ratios:
Return on average assets	0.91%	0.84%	0.94%	0.88%
Return on average equity	6.89	6.86	7.15	7.27
Net interest margin	3.45	3.15	3.43	3.19
Stockholders' equity/total assets	12.96	12.28	12.96	12.28

Financial Data: (In millions)
Total assets	$2,547	$2,170	$2,547	$2,170
Total loans	1,978	1,730	1,978	1,730
Other earning assets	275	227	275	227
Total intangible assets	181	121	181	121
Deposits	1,811	1,529	1,811	1,529
Borrowings and debentures	395	369	395	369
Stockholders' equity	330	266	330	266

Asset Quality Ratios:
Net charge-offs annualized/average loans	0.13%	0.14%	0.15%	0.12%
Loan loss allowance/total loans	1.14	1.11	1.14	1.11
Nonperforming assets/total assets	0.42	0.42	0.42	0.42

Per Share Data:
Earnings - diluted	$0.55	$0.52	$1.13	$1.07
Dividends declared	0.16	0.14	0.31	0.28
Book value	31.78	30.12	31.78	30.12
Common stock price:
High	26.94	34.00	26.94	34.82
Low	22.52	31.43	20.61	31.43
Close	23.65	31.51	23.65	31.51

For the Period: (In thousands)
Net interest income	$18,647	$15,038	$36,941	$30,228
Provision for loan losses	1,105	100	1,930	850
Non-interest income	8,511	6,893	17,983	15,130
Non-interest expense	18,632	15,103	36,706	30,512
Net income	5,713	4,576	11,762	9,518

(1) All performance ratios are annualized and based on average balance sheet amounts where applicable.

Index

Average Balances and Average Yields/Rate

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Average	Yield /	Average	Yield /	Average	Yield /	Average	Yield /
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets
Loans
Residential mortgages	$665	5.66%	$612	5.36%	$662	5.68%	$608	5.33%
Commercial mortgages	746	6.44	593	7.55	728	6.64	586	7.51
Commercial business loans	196	6.57	192	7.81	200	7.06	190	7.95
Consumer loans	355	6.02	344	6.98	365	6.30	342	6.98
Total loans	1,962	6.11	1,741	6.71	1,955	6.30	1,726	6.74

Securities and other	273	5.22	234	5.91	275	5.30	235	5.99
Total earning assets	2,235	6.00	1,975	6.63	2,230	6.17	1,961	6.63
Other assets	287		212		281		210
Total assets	$2,522		$2,187		$2,511		$2,171

Liabilities and stockholders' equity
Deposits
NOW deposits	$203	0.73%	$140	1.50%	$205	0.91%	$141	1.52%
Money market deposits	492	2.14	310	3.73	479	2.50	302	3.68
Savings deposits	213	0.71	196	1.08	211	0.84	198	1.07
Time deposits	705	4.08	704	4.78	710	4.25	703	4.78
Total interest-bearing deposits	1,613	2.62	1,350	3.66	1,605	2.86	1,344	3.64
Borrowings and debentures	344	4.29	386	4.82	346	4.42	381	4.75
Total interest-bearing liabilities	1,957	2.91	1,736	3.92	1,951	3.13	1,725	3.89
Non-interest-bearing demand deposits	221		178		219		175
Other liabilities	11		7		10		7
Total liabilities	2,189		1,921		2,180		1,907

Stockholders' equity	333		266		331		264
Total liabilities and stockholders' equity	$2,522		$2,187		$2,511		$2,171

Interest rate spread		3.09%		2.71%		3.04%		2.74%
Net interest margin		3.45%		3.15%		3.43%		3.19%

Supplementary Data
Total deposits (in millions)	$1,834		$1,528		$1,824		$1,519
Fully taxable equivalent income
adjustment (in thousands)	532		540		1,024		1,093

Index

SUMMARY

Berkshire’s second quarter 2008 net income was $5.7 million ($0.55 per diluted share), compared to $4.6 million ($0.52 per diluted share) in the second quarter 2007.  For the first half of the year, Berkshire reported 2008 net income of $11.8 million ($1.13 per diluted share) compared to $9.5 million ($1.07 per diluted share) in first half of 2007.

Recent highlights include the following:

•	16% decrease in nonperforming assets to 0.42% of total assets during the second quarter
•	13% decrease in accruing delinquent loans to 0.37% of total loans during the second quarter
•	9% annualized increase in personal demand deposit balances in the first six months
•	13% annualized increase in total commercial loans in the first six months
•	3.45% net interest margin, increased from 3.41% in the prior quarter and 3.15% in the second quarter of 2007
•	0.15% annualized net loan charge-offs (percent of average loans) in the first six months

First half 2008 earnings included the benefit of Berkshire’s Vermont region, which was formed with the acquisition of Factory Point Bancorp in September 2007. Most major categories of revenue and expense increased due to this acquisition, and earnings per share included the impact of additional shares issued in the acquisition. First half earnings also included the seasonal benefit of insurance contingency revenue.

Berkshire produced a 24% increase in second quarter revenues, which contributed to a 25% increase in earnings and higher earnings per share, which totaled $0.55 for the quarter.  Non-interest income increased 24% in the second quarter from increases in deposit service fees, wealth management fees, other income and loan services fees benefiting from the Factory Point acquisition and solid growth in commercial products and demand deposit accounts. Second quarter results include $0.7 million in non-recurring expenses related to severance and reversals of deferred loan costs and late fees receivable. The second quarter effective tax rate was 23% and includes a $0.4 million credit from the reduction in a valuation reserve for deferred state tax assets due to higher taxable income in Berkshire Bank.

The Company’s loan performance remained well controlled in 2008. Berkshire does not offer subprime lending programs and does not purchase investment securities backed by subprime mortgages. The second quarter loan loss provision was $1.1 million compared to $0.1 million in 2007. The provision was unusually low in 2007 due to the outplacement of certain commercial loan balances in that period.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007

Balance Sheet Summary.   Total assets grew at a 3% annualized rate to $2.55 billion from $2.51 billion during the first half of 2008.  Asset growth resulted primarily from loans which grew at a 4% annualized rate to $1.98 billion from $1.94 billion.  Total deposits decreased by $11 million to $1.81 billion from $1.82 billion primarily from $18 million in run-off of brokered time deposits.   Stockholders’ equity grew at a 2% annualized rate to $330 million from $327 million.

Index

Assets. The $33 million increase in assets was primarily due to a $34 million increase in loans.  Total loans increased by $34 million in the first half due to commercial loan growth of $58 million. Commercial loans grew at a 13% annualized rate in the first half of the year due to commercial real estate loans in and around Berkshire’s markets, representing increased market share as local business borrowers have relied more on regional lenders and less on national lenders. Permanent residential mortgages and home equity loans increased by $27 million at a 7% annualized rate in the first half of 2008. Auto loans decreased by $38 million due to a planned reduction related to pricing and underwriting conditions in that market. Consumer construction loans decreased by $12 million due to slower residential construction.

Loan performance remained well-controlled during the first half of the year.  The Company does not offer subprime lending programs or Alt A mortgage programs.  The annualized rate of net loan charge-offs was 0.15% during the year.  Total nonperforming assets decreased slightly during the year to 0.42% of total assets from 0.46% at year-end 2007.  Nonperforming assets totaled $10.8 million at June 30, 2008, and included two commercial relationships with balances over $1.0 million totaling $4.2 million at quarter-end 2008. The decrease in nonperforming assets was due mainly to pay downs of a few small commercial mortgages during the year. Total accruing delinquent loans were 0.37% of total loans at the end of the second quarter, compared to 0.43% at year-end 2007.  The loan loss allowance remained flat at 1.14% of total loans at the end of the second quarter of 2008.  Impaired loans totaled $14.3 million at the end of the second quarter with a specific valuation allowance of $1.1 million. Based on management's assessment of national economic trends and trends in the Company's commercial loan risk ratings, the Company recognizes that the level of problem assets and loan chargeoffs may be higher in some future periods.

In addition to the nonperforming assets discussed above, the Company has identified approximately $27.2 million in potential problem loans at the end of the second quarter 2008, as compared to $23.1 million at year-end 2007. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At quarter-end 2008 and year-end 2007, potential problem loans primarily consisted of commercial business loans and commercial mortgages. At the end of the second quarter 2008, there were eight potential problem loans that exceeded $1.0 million, totaling $19.1 million in aggregate, compared to six potential problem loans exceeding $1.0 million, totaling $14.2 million at year-end 2007. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Liabilities.  For the first half of 2008, consumer non-maturity deposit balances increased by about $45 million (7%). This was primarily due to money market account promotions and steady growth in relationships, as reflected in the 9% annualized first half growth rate in personal demand deposit balances. Most of Berkshire’s retail deposit and loan promotions are linked to companion checking accounts. Consumer deposit growth was offset by lower commercial balances and the planned pay down of $18 million in higher cost brokered time deposits in the second quarter. The number of commercial checking accounts increased at a 5% annualized rate in the first half, and commercial deposits (including municipalities) reflected targeted run-off of higher cost accounts. Excluding brokered deposits, total deposits increased by $7 million during the first half of the year. Deposit growth in the first quarter was offset by reductions in the second quarter as the Company targeted run-off of certain higher cost money market and time accounts. Berkshire began to promote time accounts around mid-year in anticipation of rising interest rates later in the year.

Index

Berkshire also entered into $125 million in interest rate swaps in the first half to fix the rate on variable rate borrowings, thereby reducing risk related to rising rates. Berkshire increased borrowings by $45 million during the first half to fund loan growth and brokered time deposit payoffs.

Equity.  Stockholders’ equity increased by $3 million (2% annualized) to $330 million due primarily to the benefit of retained earnings.  Book value per share increased to $31.78 at the end of the second quarter from $31.15 at year-end 2007.  The ratio of total equity to assets decreased to 12.96% from 13.00% during the quarter.  The Company repurchased 200,000 shares of common stock during the first half of 2008 at an average cost of $24.41 per share under its announced repurchase plan.  The Company increased its quarterly dividend to $0.16 in the second quarter of 2008, an increase of 14% compared to the same period in 2007.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income.  Net income increased for both the three and six months ended June 30, 2008 compared to the same periods in 2007.  Net income increased by $1.1 million (25%) and $2.2 million (24%) for these periods, respectively.  Net income increased from the acquisition of Factory Point, stronger net interest margin and an increase in fee income. Diluted earnings per share was $0.55 and $1.13 for the three and six months ended June 30, 2008 compared to $0.52 and $1.07 for the same periods in 2007. The first half return on assets was 0.94% and return on equity was 7.1% in 2008, compared to 0.88% and 7.3% in 2007.

Total Net Revenue.  Net revenue increased by $5.2 million (24%) and $9.6 million (21%) in the second quarter and first half of 2008 compared to the same periods in 2007.  These increases were primarily due to higher net interest income and fee income. First half net revenue per diluted share increased by 3% to $5.27 in 2008 from $5.12 in 2007.

Net Interest Income.  Net interest income increased by $3.6 million (24%) and $6.7 million (22%) in the second quarter and first half of 2008, compared to the same periods in 2007.  The increase reflected an improvement in the net interest margin and the benefit of growth in average earning assets which was due to the Factory Point acquisition and commercial loan growth.  Average earning assets increased by $260 million (13%) and $269 million (14%) in the second quarter and first half of 2008, compared to 2007.

The net interest margin increased to 3.45% from 3.15% for the second quarter of 2008 compared to 2007, and 3.43% from 3.19% for the first half of 2008 compared to 2007, due primarily to a balance sheet restructuring in the third quarter of 2007, favorable deposit pricing strategies, rate reductions by the Federal Reserve in the first quarter of 2008 and an increase in non-interest bearing demand deposit accounts. The yield on earning assets declined 63 basis points (“bp”) from 6.63% for the second quarter of 2007 to 6.00% in 2008. The rate paid on interest-bearing liabilities decreased 101 bp from 3.92% for the second quarter of 2007 to 2.91% in 2008. These declines were driven by the several interest rate reductions in the Federal Funds rate during the first quarter of 2008. The Company anticipates that any additional benefits from Federal Reserve interest rate reductions will be limited for interest-bearing deposits due to the inability to further lower deposit rates at these low levels.

Non-Interest Income.  Total second quarter fee income increased by $1.4 million (21%) in 2008 compared to 2007, and first half fee income increased by $2.8 million (20%).  These increases were due mainly to an increase in deposit service fees and wealth management fees.  For the first half of the year, deposit fee income increased by $1.3 million due primarily to the Factory Point acquisition and growth in transaction accounts.  For the first half of the year, wealth management fees grew by $1.3 million, reflecting growth in total assets under management from the Factory Point and Center for Financial Planning acquisitions and organic growth.

Index

Provision for Loan Losses.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition.  The second quarter provision for loan losses was $1.1 million in 2008, compared to $0.1 million in 2007.  For the first six months, the provision was $1.9 million in 2008, compared to $0.9 million in 2007.  The increase in the provision for loan losses in 2008 reflects higher net charge-offs, commercial loan growth and, as previously mentioned, the 2007 second quarter provision which was unusually low due to the impact of the outplacement of certain large commercial loan balances during that quarter.

Non-Interest Expense and Income Tax Expense.  Non-interest expense increased by $3.5 million (23%) in the second quarter and by $6.2 million (20%) in the first half of 2008 compared to 2007.  The increases in non-interest expense resulted mainly from the additional expenses associated with the Factory Point acquisition. Other expense is up $1.0 million for the first half of 2008 compared to 2007, and includes $0.3 million in additional expenses associated with loan collection and other real estate owned costs and expenses associated with the Factory Point acquisition. Second quarter 2008 expense included $0.7 million in non-core charges related to severance and charge-offs of certain deferred loan costs and late fees receivable.

The effective tax rate in the second quarter and first half of 2008 was 23% and 28%, compared to 32% in the same periods of 2007. The second quarter tax rate included a credit resulting from the reduction in the valuation reserve for deferred state tax assets due to higher taxable income in Berkshire Bank.  The second quarter 2008 effective tax rate was 30% before the impact of this credit.  The State of Massachusetts lowered the state income tax rate on Massachusetts financial institutions from the current rate of 10.5% to 9.0% in the third quarter of 2008. The reduction in rate will be phased in over a three year period. The Company will assess the impact this rate reduction will have on its net deferred state tax assets in the third quarter of 2008. The Company anticipates the impact of the rate reduction will not be material.

Results of Segment Operations.  The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in Note 8 to the financial statements.

One of the Company's strategies is to emphasize fee income growth to diversify revenues, and reduce reliance on net interest income where margins are under pressure.  The Company's acquisition of insurance agencies in the fourth quarter of 2006 was a significant step in implementing this strategy.  The second quarter and first half net profit of the insurance segment was $0.8 million and $2.4 million and $0.7 million and $2.2 million for the same periods in 2007.  The acquired agencies have a significant seasonality to revenues and earnings due to the impact of annual contingency revenues which are received in the first half of the year.  The first quarter income of the insurance segment is expected to be the highest quarterly income of this segment due to this seasonality.  Net profit from the banking segment totaled $5.4 million and $10.3 million for the second quarter and first half of 2008 compared to $4.3 million and $8.1 million in 2007. The increase in net profit from the banking segment is primarily from the acquisition of Factory Point, the improvement in net interest margin and increased fee income.

Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet.  Comprehensive income includes changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale.  The change in accumulated other comprehensive income was a loss of $1.6 million in the first half of 2008, compared to a loss of $1.4 million in the first half of 2007 primarily due to changes in bond prices and the value of interest rate swaps as a result of interest rate changes.  The Company recorded first half total comprehensive income of $10.1 million in 2008, compared to $8.2 million in 2007.

Index

Liquidity and Cash Flows. The Company’s primary sources of funds were deposit growth and borrowings in the first half of 2008.   The primary use of funds was loan growth.  Net deposit and loan growth are expected to continue to be significant sources and uses of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. Berkshire Hills Bancorp’s primary routine sources of funds are expected to be dividends from Berkshire Bank and Berkshire Insurance Group.  The holding company also receives cash from the exercise of stock options and uses cash for dividends, stock repurchases and debt service.  Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2007 Form 10-K in Item 7.

Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity.  At June 30, 2008, Berkshire Bank continued to be classified as “well capitalized.”  Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2007 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations.  In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2007 Form 10-K. For the six months ended June 30, 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  Information relating to payments due under contractual obligations is presented in the 2007 Form 10-K.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended June 30, 2008, the Bank showed a neutral to slightly asset sensitive position to parallel interest rates changes over the course of the next twelve months.   These results are in contrast to the results reported at fiscal year end 2007 in which the company exhibited a more liability sensitive profile to changes in general market rates.  The primary reasons for this change are several strategic actions that the company took in the first half of 2008 in order to better position itself for a potential increase in market rates.  As previously discussed, the Company entered into cash flow derivate hedges in order to transition some of its short term floating rate liability costs into long term fixed rate products while we felt that these rates were at advantageous levels.  Berkshire has also tried to extend liabilities by offering our customers competitively priced 2-5 year Certificates of Deposit.  Finally, during the first half of the year Berkshire began a back-to-back interest rate swap program with selected, high credit quality commercial customers in which it was ultimately able to grow the short term adjustable rate portion of its commercial portfolio.

There have been no material changes to the way that the Company measures market risk during the first half of 2008.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2007.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended June 30, 2008.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2008.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased	per share	plans or programs	the plans or programs
April 1-30, 2008	-	$-	-	197,993
May 1-31, 2008	100,000	25.88	100,000	97,993
June 1-30, 2008	-	-	-	97,993
Total	100,000	$25.88	100,000	97,993

Index

On December 14, 2007, the Company authorized the purchase of up to 300,000 additional shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors.  The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases. During the quarter, 14,598 shares were repurchased by the Company to fund tax withholdings for vested stock awards and cashless stock option exercises during the period. These shares are not included in the total number of shares purchased as part of publicly announced plans.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the company was held on May 15, 2008.

1.	The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD
Michael P. Daly	9,428,518	192,852
David B. Farrell	9,425,166	196,204
Susan M. Hill	9,478,650	142,720
Cornelius D. Mahoney	6,812,894	2,808,476
Catherine B. Miller	9,385,983	235,387

2.	The approval of the Amended and Restated Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTE
7,262,093	461,481	65,774	1,832,022

3.	The appointment of Wolf & Company, P.C. as independent auditors of Berkshire Hills Bancorp, Inc. for the fiscal year ending December 31, 2008 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTENTIONS
9,568,950	46,135	6,285

ITEM 5.                      OTHER INFORMATION

None.

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
_________________________________________
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

BERKSHIRE HILLS BANCORP, INC.

Dated: August 11, 2008	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer
and Director

Dated: August 11, 2008	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President, Chief Financial Officer
and Treasurer