Form 10-Q
period 2008-09-30
BERKSHIRE HILLS BANCORP INC
filed 2008-11-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The Registrant had 12,223,599 shares of common stock, par value $0.01 per share, outstanding as of November 7, 2008.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED  BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2008	2007
Assets
Cash and cash equivalents	$26,445	$33,259
Federal funds sold and short-term investments	8,124	7,883
Total cash and cash equivalents	34,569	41,142
Trading securities, at fair value	15,267	-
Securities available for sale, at fair value	205,554	197,964
Securities held to maturity	25,923	39,456
Federal Home Loan Bank stock	21,077	21,077
Loans held for sale	5,401	3,445

Residential mortgages	672,004	657,045
Commercial mortgages	794,780	704,764
Commercial business loans	181,224	203,564
Consumer loans	344,359	378,643
Total loans	1,992,367	1,944,016
Less: Allowance for loan losses	(22,886)	(22,116)
Net loans	1,969,481	1,921,900

Premises and equipment, net	37,902	38,806
Goodwill	161,178	161,632
Other intangible assets	18,490	20,820
Cash surrender value of life insurance policies	35,331	35,316
Other assets	35,526	31,874
Total assets	$2,565,699	$2,513,432

Liabilities and Stockholders' Equity
Liabilities
Demand deposits	$227,271	$231,994
NOW deposits	196,217	213,150
Money market deposits	450,818	439,341
Savings deposits	220,800	210,186
Total non-maturity deposits	1,095,106	1,094,671
Brokered time deposits	3,008	21,497
Other time deposits	739,090	706,395
Total time deposits	742,098	727,892
Total deposits	1,837,204	1,822,563
Borrowings	366,092	334,474
Junior subordinated debentures	15,464	15,464
Other liabilities	14,257	14,094
Total liabilities	2,233,017	2,186,595

Stockholders' equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized; 12,513,825 shares issued)	125	125
Additional paid-in capital	265,897	266,134
Unearned compensation	(2,205)	(2,009)
Retained earnings	125,125	113,387
Accumulated other comprehensive income (loss)	(4,273)	1,217
Treasury stock, at cost (2,020,671 shares at September 30, 2008
and 2,021,120 at December 31, 2007)	(51,987)	(52,017)
Total stockholders' equity	332,682	326,837
Total liabilities and stockholders' equity	$2,565,699	$2,513,432

See accompanying notes to consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest and dividend income
Loans	$30,078	$29,719	$91,224	$87,393
Securities and other	3,014	2,912	9,225	8,702
Total interest and dividend income	33,092	32,631	100,449	96,095
Interest expense
Deposits	9,676	12,581	32,485	36,849
Borrowings and junior subordinated debentures	4,087	4,571	11,694	13,539
Total interest expense	13,763	17,152	44,179	50,388
Net interest income	19,329	15,479	56,270	45,707
Non-interest income
Insurance commissions and fees	2,640	2,661	11,480	11,438
Deposit service fees	2,518	1,825	7,159	5,127
Wealth management fees	1,338	1,044	4,533	2,931
Loan service and interest rate swap fees	561	324	1,026	681
Total fee income	7,057	5,854	24,198	20,177
Other	174	433	1,042	1,160
Gain (loss) on sale of securities, net	4	(672)	(22)	(591)
Loss on prepayment of borrowings, net	-	(1,180)	-	(1,180)
Loss on sale of loans, net	-	(1,991)	-	(1,991)
Total non-interest income	7,235	2,444	25,218	17,575
Total net revenue	26,564	17,923	81,488	63,282
Provision for loan losses	1,250	390	3,180	1,240
Non-interest expense
Salaries and employee benefits	9,796	7,891	29,294	24,632
Occupancy and equipment	2,760	2,418	8,502	7,289
Marketing, data processing, and professional services	2,121	2,260	6,423	6,323
Non-recurring expense	-	1,606	683	1,758
Amortization of intangible assets	889	684	2,992	2,008
Other	2,171	1,730	6,549	5,092
Total non-interest expense	17,737	16,589	54,443	47,102

Income before income taxes	7,577	944	23,865	14,940
Income tax expense	2,301	-	6,827	4,478
Net income	$5,276	$944	$17,038	$10,462

Basic earnings per share	$0.51	$0.11	$1.65	$1.19

Diluted earnings per share	$0.51	$0.10	$1.64	$1.17

Weighted average shares outstanding
Basic	10,303	8,922	10,330	8,774
Diluted	10,400	9,045	10,421	8,921

See accompanying notes to consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30,
(In thousands except per share data)	2008	2007

Total stockholders' equity at beginning of period	$326,837	$258,161
Comprehensive income:
Net income	17,038	10,462
Net unrealized (loss) gain on securities available-for-sale,
net of reclassification adjustments and tax effects	(4,531)	92
Net (loss) gain on derivative instruments	(958)	71
Total comprehensive income	11,549	10,625
Factory Point Bancorp, Inc. acquisition	-	63,423
Cash dividends declared ($0.47 per share in 2008 and $0.43 per share in 2007)	(4,917)	(3,783)
Treasury stock purchased	(4,883)	(554)
Forfeited shares	-	(995)
Exercise of stock options	2,927	1,623
Reissuance of treasury stock-other	1,435	1,722
Stock-based compensation	1,208	1,184
Tax benefit (loss) from stock compensation	(69)	615
Other equity changes, net	(1,405)	(1,375)
Total stockholders' equity at end of period	$332,682	$330,646

See accompanying notes to consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$17,038	$10,462
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,180	1,240
Depreciation, amortization, and deferrals, net	5,872	4,754
Stock-based compensation	1,208	1,184
Excess tax effects from stock-based payment arrangements	69	(615)
Increase in cash surrender value of bank-owned life insurance policies	(1,125)	(789)
Net loss on sales of securities, net	22	591
Net change in loans held for sale	(1,956)	-
Loss on prepayment of borrowings	-	1,180
Net loss on sales of loans	-	1,991
Loss from sale of premises	35	-
Writedowns of other real estate owned	136	-
Net change in all other assets	(2,739)	175
Net change in other liabilities	1,054	(1,015)
Net cash provided by operating activities	22,794	19,158

Cash flows from investing activities:
Acquisition of Factory Point Bancorp, Inc.	-	(7,641)
Sales of securities available for sale	9,167	59,141
Proceeds from maturities, calls and prepayments - securities available for sale	21,256	25,227
Purchases of securities available for sale	(44,953)	(16,778)
Proceeds from maturities, calls and prepayments - securities held to maturity	27,653	8,144
Purchases of securities held to maturity	(14,391)	(10,159)
Purchase of trading security	(15,000)	-
Increase in loans, net	(51,520)	(8,534)
Capital expenditures	(2,090)	(4,449)
Proceeds from surrender of life insurance	1,103	-
Payment for acquisition	(1,030)	-
Proceeds from sale of other real estate owned	547	-
Proceeds from sale of premises and equipment	74	-
Total net cash (used) provided by investing activities	(69,184)	44,951

Cash flows from financing activities:
Net (decrease) increase in deposits	14,642	5,179
Proceeds from Federal Home Loan Bank ("FHLB") advances	194,835	93,293
Repayments of Federal Home Loan Bank advances and other borrowings	(162,718)	(167,585)
Proceeds from bank note	-	25,000
Repayment of bank note	-	(15,000)
Treasury stock purchased	(4,883)	(554)
Proceeds from reissuance of treasury stock	2,927	1,623
Excess tax effects from stock-based payment arrangements	(69)	615
Cash dividends paid	(4,917)	(3,783)
Net cash provided (used) by financing activities	39,817	(61,212)

Net change in cash and cash equivalents	(6,573)	2,897
Cash and cash equivalents at beginning of period	41,142	30,985
Cash and cash equivalents at end of period	$34,569	$33,882

Supplemental cash flow information:
Interest paid on deposits	$32,241	$36,416
Interest paid on borrowed funds	11,827	13,722
Income taxes paid, net	5,265	5,492

See accompanying notes to consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

Basis of Presentation and Consolidation, and Use of Estimates

The consolidated financial statements include the accounts of Berkshire Hills Bancorp, Inc. ("Berkshire" or the "Company") and its wholly-owned subsidiaries: Berkshire Bank (the "Bank") and Berkshire Insurance Group, but exclude its wholly-owned subsidiary Berkshire Hills Capital Trust I, which is accounted for using the equity method.  The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the year.

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

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net income applicable to common stock	$5,276	$944	$17,038	$10,462

Average number of common shares outstanding	10,425	9,023	10,452	8,869
Less: average number of unvested stock award shares	(122)	(101)	(122)	(95)
Average number of basic shares outstanding	10,303	8,922	10,330	8,774
Plus: average number of dilutive unvested stock award shares	17	101	17	95
Plus: average number of dilutive shares based on stock options	80	22	74	52
Average number of diluted shares outstanding	10,400	9,045	10,421	8,921

Basic earnings per share	$0.51	$0.11	$1.65	$1.19
Diluted earnings per share	$0.51	$0.10	$1.64	$1.17

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 10, 2008 the FASB issued FASB Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Assets When the Market for that Asset is Not Active”, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP does not change existing generally accepted accounting principles. The FSP provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of SFAS 157. This FSP is effective upon issuance, including prior periods for which financial statement have not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No. 109 supersedes SAB 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 became effective on January 1, 2008 and did not have a material impact on the Company's financial statements.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      SECURITIES

A summary of securities follows:

	Amortized	Fair
(In thousands)	Cost	Value
September 30, 2008
Trading - Municipal obligation	$15,000	$15,267

Securities Available for Sale
Debt securities:
Municipal bonds and obligations	$73,385	$70,965
Mortgage-backed securities, other	119,093	120,046
Other bonds and obligations	15,587	12,050
Total debt securities	208,065	203,061
Total equity securities	2,384	2,493
Total securities available for sale	210,449	205,554

Securities Held to Maturity
Municipal bonds and obligations	25,039	25,488
Mortgage-backed securities	884	881
Total securities held to maturity	25,923	26,369
Total securities	$251,372	$247,190

	Amortized	Fair
(In thousands)	Cost	Value
December 31, 2007
Securities Available for Sale
Debt securities:
Municipal bonds and obligations	$74,223	$75,186
Mortgage-backed securities	103,387	104,518
Other bonds and obligations	15,601	15,265
Total debt securities	193,211	194,969
Total equity securities	2,836	2,995
Total securities available for sale	196,047	197,964

Securities Held to Maturity
Municipal bonds and obligations	36,981	37,233
Mortgage-backed securities	2,475	2,456
Total securities held to maturity	39,456	39,689
Total securities	$235,503	$237,653

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company's financial statements.

The Company elected to account for one security at fair value under SFAS No. 159 acquired during the second quarter of 2008. This security is classified as trading on the consolidated balance sheet. The Company has the intent and ability to hold this security to maturity and will report the purchase of this security in the investing section on the consolidated statement of cash flows. The investment security accounted for at fair value has an amortized cost of $15.0 million and a fair value of $15.3 million at September 30, 2008. See note 9 – Derivative Financial Instruments for additional information related to this investment security and the related interest rate swap.

The unrealized losses on the other bonds and obligations available for sale increased to $3.5 million at September 30, 2008. This portfolio consists of investment grade corporate trust preferred securities and corporate debt. The unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost or stated maturity (at which time, full payment is expected).

3.	LOANS

Loans consist of the following:

(Dollars in millions)	September 30, 2008	December 31, 2007
Residential mortgages:
1 - 4 Family	$636	$610
Construction	36	47
Total residential mortgages	672	657

Commercial mortgages:
Construction	134	125
Single and multi-family	70	69
Other commercial mortgages	591	510
Total commercial mortgages	795	704

Commercial business loans	181	204
Total commercial loans	976	908

Consumer loans:
Auto and other	157	211
Home equity	187	168
Total consumer loans	344	379
Total loans	$1,992	$1,944

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses is as follows:

	Nine Months Ended September 30,
(In thousands)	2008	2007
Balance at beginning of period	$22,116	$19,370
Provision for loan losses	3,180	1,240
Allowance attributed to acquired loans	-	4,453
Loans charged-off	(2,968)	(3,259)
Recoveries	558	304
Balance at end of period	$22,886	$22,108

5.	DEPOSITS

A summary of time deposits is as follows:

(Dollars in millions)	September 30, 2008	December 31, 2007
Time less than $100,000	$394	$409
Time $100,000 or more	345	298
Brokered time	3	21
Total time deposits	$742	$728

6.	REGULATORY CAPITAL

The Bank’s actual and required capital ratios are as follows:

			FDIC Minimum
	September 30, 2008	December 31, 2007	to be Well Capitalized

Total capital to risk weighted assets	10.5%	10.4%	10.0%

Tier 1 capital to risk weighted assets	9.4	9.3	6.0

Tier 1 capital to average assets	7.9	8.0	5.0

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

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2008 is presented in the following table:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2007	105	$31.88	644	$21.90
Granted	64	22.38	-	-
Stock options exercised	-	-	(153)	19.51
Stock awards vested	(45)	29.97	-	-
Forfeited	(2)	27.67	(6)	33.46
Balance, September 30, 2008	122	$27.39	485	$22.52

During the nine months ended September 30, 2008 and 2007, proceeds from stock option exercises totaled $2.9 million and $1.6 million, respectively. During the nine months ended September 30, 2008, there were 217,000 shares issued in connection with stock option exercises and non-vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $1.2 million during the nine months ended September 30, 2008 and 2007. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s operating segments was as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Three months ended September 30, 2008
Net interest income	$19,736	$-	$2,593	$(3,000)	$19,329
Provision for loan losses	1,250	-	-	-	1,250
Net interest income after provision for loan losses	18,486	-	2,593	(3,000)	18,079
Non-interest income	4,576	2,659	2,392	(2,392)	7,235
Non-interest expense	15,179	2,742	(184)	-	17,737
Income (loss) before income taxes	7,883	(83)	5,169	(5,392)	7,577
Income tax expense (benefit)	2,472	(64)	(107)	-	2,301
Net income (loss)	$5,411	$(19)	$5,276	$(5,392)	$5,276

Average assets (in millions)	$2,520	$31	$361	$(357)	$2,555

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Three months ended September 30, 2007
Net interest income (loss)	$15,972	$-	$(493)	$-	$15,479
Provision for loan losses	390	-	-	-	390
Net interest income after provision for loan losses	15,582	-	(493)	-	15,089
Non-interest income (loss)	(263)	2,707	1,405	(1,405)	2,444
Non-interest expense	13,773	2,600	216	-	16,589
Income before income taxes	1,546	107	696	(1,405)	944
Income tax expense (benefit)	204	44	(248)	-	-
Net income	$1,342	$63	$944	$(1,405)	$944

Average assets (in millions)	$2,171	$32	$298	$(288)	$2,213

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	OPERATING SEGMENTS (continued)

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Nine months ended September 30, 2008
Net interest income	$57,645	$-	$19,125	$(20,500)	$56,270
Provision for loan losses	3,180	-	-	-	3,180
Net interest income after provision for loan losses	54,465	-	19,125	(20,500)	53,090
Non-interest income	13,697	11,519	(2,411)	2,413	25,218
Non-interest expense	46,260	7,691	492	-	54,443
Income before income taxes	21,902	3,828	16,222	(18,087)	23,865
Income tax expense (benefit)	6,160	1,483	(816)	-	6,827
Net income	$15,742	$2,345	$17,038	$(18,087)	$17,038

Average assets (in millions)	$2,487	$32	$350	$(343)	$2,526

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Nine months ended September 30, 2007
Net interest income	$47,197	$-	$2,010	$(3,500)	$45,707
Provision for loan losses	1,240	-	-	-	1,240
Net interest income after provision for loan losses	45,957	-	2,010	(3,500)	44,467
Non-interest income	5,938	11,561	8,337	(8,261)	17,575
Non-interest expense	38,836	7,681	585	-	47,102
Income before income taxes	13,059	3,880	9,762	(11,761)	14,940
Income tax expense (benefit)	3,587	1,591	(700)	-	4,478
Net income	$9,472	$2,289	$10,462	$(11,761)	$10,462

Average assets (in millions)	$2,148	$32	$277	$(272)	$2,185

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative positions outstanding is included in other assets, accrued interest payable and other liabilities in the accompanying consolidated balance sheets. At September 30, 2008, the Company had outstanding interest rate swaps with a total notional amount of $150.0 million that are designated as hedges of FHLB advances and junior subordinated debentures. The swaps effectively convert the debt from floating rate to fixed rate and qualify for cash flow hedge accounting under SFAS No. 133 with the objective of protecting the overall cash flows from the Company’s monthly interest payments for the $150.0 million in floating rate FHLB advances and junior subordinated dentures.

During the second quarter of 2008, the Company initiated a program to provide derivative financial instruments to certain customers, acting as an intermediary in the transaction.  All of these customer derivatives, however, are immediately hedged upon issuance by executing a mirror image derivative with a dealer counterparty such that the Company has no net interest rate risk exposure resulting from the transactions. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $28.9

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million at September 30, 2008. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in non-interest income.

The Company executed an economic hedge in the second quarter and entered into a transaction whereby the Company elected to account for a $15.0 million fixed-rate municipal obligation at fair value under FAS 159 and entered into a $15.0 million pay-fixed and receive-floating interest rate swap with a counterparty and has accounted for the derivative at fair value under SFAS No. 133. The changes in the fair value of the investment security and interest rate swap are expected to offset each other with any differences reflected in non-interest income. The Company elected the fair value option for this municipal obligation security due to several factors such as the large dollar amount of the obligation in relation to other municipal obligation securities in the Company’s held-to-maturity portfolio as well as the term of the obligation which was 21.5 years at origination. The intent of the economic hedge was to improve the Company’s asset sensitivity to changing interest rates.

Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2008 are presented in the following table (amounts in thousands). The Company utilizes independent third party valuation models with observable market data inputs to estimate fair values of interest rate swaps. The Company also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

A summary of interest rate derivatives at September 30, 2008, follows:	Notional A mount	Estimated Fair Value - Asset (Liability)
Interest rate swaps on variable-rate borrowings	$150,000	$(1,544)
Customer related interest rate swaps
Receive floating/pay fixed	28,948	(468)
Receive fixed/pay floating	28,948	477
Receive floating/pay fixed interest rate swap related to
to the IRB security	15,000	(407)

The weighted average rate paid and received for cash flow interest rate swaps outsandings as of September 30, 2008 were as follows:
	Fixed Interest Rate Paid	Floating Interest Rate Received
Cash flow hedge interest rate swaps on variable-rate borrowings	4.37%	2.96%

Interest rate contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Risk Management Committee. The Company's credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was not material at September 30, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in interest rate swap values.

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

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

Securities available for sale	$-	$205,554	$-	$205,554
Trading securities	-	15,267	-	15,267
Net derivative liability	-	1,942	-	1,942

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.

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

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SUBSEQUENT EVENT

On October 6, 2008, the Company announced that it planned to raise approximately $30 million through the sale of shares of Berkshire Hills Bancorp common stock in an underwritten public offering. The Company also announced that it granted the underwriters an option to purchase additional shares of common stock representing 15% of the gross offering proceeds to cover over-allotments, if any.

On October 8, 2008, the Company announced the pricing of the public offering of Berkshire Hills Bancorp common stock at a price of $24.00 per share. The total issuance, including the over-allotment was 1.725 million shares and the proceeds, net of the underwriting discount and issuance costs, were $38.8 million. The offering closed on October 14, 2008.  The Company intends to utilize the net proceeds from the offering to strengthen its capital base and to provide growth capital for its affiliates and for general corporate purposes.

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

Accounting policies related to the allowance for loan losses, income taxes, and goodwill and identifiable intangible assets are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Critical Accounting Policies" and "Loan Loss Allowance" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2007. Please refer to the note on Recent Accounting Pronouncements in Note 1 to the financial statements of this report for a detailed discussion of new accounting pronouncements. The Company performs an annual impairment test of goodwill in the fourth quarter of its fiscal year-end. As of September 30, 2008, there have been no events requiring the Company to perform an interim impairment test of goodwill.

Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Performance Ratios:
Return on average assets	0.82%	0.18%	0.90%	0.64%
Return on average equity	6.26	1.44	6.84	5.18
Net interest margin	3.48	3.20	3.45	3.20
Stockholders' equity/total assets	12.97	13.38	12.97	13.38

Financial Data: (In millions)
Total assets	$2,566	$2,472	$2,566	$2,472
Total loans	1,992	1,939	1,992	1,939
Other earning assets	273	236	273	236
Total intangible assets	180	183	180	183
Deposits	1,837	1,796	1,837	1,796
Borrowings and debentures	382	332	382	332
Stockholders' equity	333	331	333	331

Asset Quality Ratios:
Net charge-offs annualized/average loans	0.19%	0.23%	0.16%	0.23%
Loan loss allowance/total loans	1.15	1.14	1.15	1.14
Nonperforming assets/total assets	0.44	0.48	0.44	0.48

Per Share Data:
Earnings - diluted	$0.51	$0.10	$1.64	$1.17
Dividends declared	0.16	0.15	0.47	0.43
Book value	31.71	30.82	31.71	30.82
Common stock price:
High	32.00	33.00	32.00	34.82
Low	20.68	25.21	20.61	25.21
Close	32.00	30.23	32.00	30.23

For the Period: (In thousands)
Net interest income	$19,329	$15,479	$56,270	$45,707
Provision for loan losses	1,250	390	3,180	1,240
Non-interest income	7,235	2,444	25,218	17,575
Non-interest expense	17,737	16,589	54,443	47,102
Net income	5,276	944	17,038	10,462

(1) All performance ratios are annualized and based on average balance sheet amounts where applicable.

Average Balances and Average Yields/Rate

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Average	Yield /	Average	Yield /	Average	Yield /	Average	Yield /
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets
Loans
Residential mortgages	$672	5.65%	$635	5.35%	$665	5.67%	$617	5.35%
Commercial mortgages	788	6.24	609	7.49	749	6.51	593	7.52
Commercial business loans	192	6.41	171	8.06	197	6.80	184	8.01
Consumer loans	346	5.86	349	7.03	357	6.16	345	7.01
Total loans	1,998	5.99	1,764	6.68	1,968	6.19	1,739	6.70

Securities and other	272	5.27	229	6.15	273	5.30	232	6.04
Total earning assets	2,270	5.89	1,993	6.70	2,241	6.08	1,971	6.60
Other assets	285		220		285		215
Total assets	$2,555		$2,213		$2,526		$2,186

Liabilities and stockholders' equity
Deposits
NOW deposits	$193	0.64%	$142	1.40%	$201	0.82%	$141	1.49%
Money market deposits	447	1.86	330	3.67	469	2.30	311	3.69
Savings deposits	222	0.61	198	1.17	215	0.76	198	1.11
Time deposits	734	3.76	701	4.69	718	4.08	702	4.75
Total interest-bearing deposits	1,596	2.41	1,371	3.64	1,603	2.71	1,352	3.63
Borrowings and debentures	380	4.27	375	4.84	358	4.37	379	4.76
Total interest-bearing liabilities	1,976	2.77	1,746	3.90	1,961	3.01	1,731	3.88
Non-interest-bearing demand deposits	233		187		224		179
Other liabilities	11		4		9		7
Total liabilities	2,220		1,937		2,194		1,917

Stockholders' equity	335		276		332		269
Total liabilities and stockholders' equity	$2,555		$2,213		$2,526		$2,186

Interest rate spread		3.12%		2.80%		3.07%		2.72%
Net interest margin		3.48%		3.20%		3.45%		3.20%

Supplementary Data
Total deposits (in millions)	$1,829		$1,558		$1,827		$1,531
Fully taxable equivalent income
adjustment (in thousands)	532		533		1,556		1,626
(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance of investment securities is based on amortized cost.

SUMMARY

Berkshire’s third quarter 2008 net income was $5.3 million ($0.51 per diluted share), compared to $0.9 million ($0.10 per diluted share) in the third quarter 2007.  For the first nine months of the year, Berkshire reported 2008 net income of $17.0 million ($1.64 per diluted share) compared to $10.5 million ($1.17 per diluted share) for the same period in 2007.  2007 results include charges related to the acquisition of Factory Point Bancorp, Inc. and balance sheet and expense restructurings.

Earnings for 2008 included the benefit of Berkshire’s Vermont region, which was formed with the acquisition of Factory Point Bancorp in September 2007. Most major categories of revenue and expense increased due to this acquisition, and earnings per share included the impact of additional shares issued in the acquisition. First half earnings also included the seasonal benefit of insurance contingency revenue.

Berkshire produced a 48% increase in third quarter net revenues, which contributed to a $4.3 million increase in net income and higher earnings per share, which totaled $0.51 for the quarter.  Net interest income increased $3.9 million or 25% in the third quarter mainly from an increase in earning assets from the Factory Point Bancorp acquisition, modest organic loan growth (up 2% from December 31, 2007) and a 28 basis point “bp” improvement in the net interest margin. Non-interest income increased 196% in the third quarter from $3.8 million in balance sheet restructuring charges in 2007. Excluding the impact of these balance sheet restructuring charges, non-interest income increased 15% or $0.9 million from increases in deposit service fees, wealth management fees, and loan services fees benefiting from the Factory Point acquisition and solid growth in commercial products and demand deposit accounts. Noninterest expenses increased $1.1 million in the third quarter of 2008 primarily from the Factory Point acquisition.

Net interest income increased $10.6 million or 23% for the first nine months of 2008, mainly from an increase in earning assets from the Factory Point Bancorp acquisition and a 25 bp improvement in the net interest margin. Non-interest income increased 43% for the first nine months of 2008 from $3.9 million in balance sheet restructuring charges in 2007. Excluding the impact of these balance sheet restructuring charges, non-interest income increased 18% or $3.8 million from increases in deposit service fees, wealth management fees, and loan services fees benefiting from the Factory Point acquisition and growth in commercial products and demand deposit accounts. Non-interest expenses increased $7.3 million in 2008 primarily from the Factory Point acquisition.

The Company’s loan performance remained well controlled in 2008. Berkshire does not offer subprime lending programs and does not purchase investment securities backed by subprime mortgages. The third quarter loan loss provision was $1.3 million compared to $0.4 million in 2007. The Company’s provision exceeded net charge-offs by $0.3 million in the third quarter of 2008 mainly to provide for loan growth during the quarter. Net charge-offs totaled $1.9 million for the third quarter of 2007 which exceeded the provision for loan losses. This was due to several factors. The allowance to total loans increased from 1.11% in the linked quarter in 2007 to 1.14% at September 30, 2007, and was driven by the $4.5 million added to the provision in connection with the Factory Point acquisition and the sale of $50 million in residential mortgages in connection with the deleveraging program in 2007. Additionally, of the $1.9 million in net charge-offs in 2007, $1.5 million was related to the Company’s largest nonperforming loan which had a previously established $1.0 million reserve assigned to it.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Balance Sheet Summary.   Total assets grew at a 3% annualized rate to $2.57 billion from $2.51 billion during the first nine months of 2008.  Asset growth resulted primarily from loans which grew at a 3% annualized rate to $1.99 billion from $1.94 billion.  Total deposits increased by $15 million to $1.84 billion from $1.82 billion primarily from increases in money market accounts and time deposits.   Stockholders’ equity grew at a 2% annualized rate to $333 million from $327 million.

Assets. The $52 million increase in assets was primarily due to a $48 million increase in loans.  Investment securities available for sale totaled $205.6 million at September 30, 2008 compared to 198.0 million at December 31, 2007. There was a $4.9 million unrealized loss on investment securities available for sale at September 30, 2008, compared to an unrealized gain of $1.9 million at December 31, 2007. The unrealized loss was driven mainly by unrealized losses on the other bonds and obligations available for sale which totaled $3.5 million at September 30, 2008. This portfolio consists of investment grade corporate trust preferred securities and corporate debt. The unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost or stated maturity (at which time, full payment is expected). The Company does not hold any preferred stock or equity investments of Fannie Mae or Freddie Mac.

Total loans increased by $48 million in the first nine months of 2008 due to commercial loan growth of $68 million. Commercial loans grew at a 10% annualized rate for the first nine months of 2008 due to commercial real estate loans in and around Berkshire’s markets, representing increased market share as local business borrowers have relied more on regional lenders and less on national lenders. Permanent residential mortgages and home equity loans increased by $45 million at an 8% annualized rate in 2008. Auto loans decreased by $54 million due to a planned reduction related to pricing and underwriting conditions in that market. Residential construction loans decreased by $11 million due to slower residential construction.

Loan performance remained well-controlled in 2008.  The Company does not offer subprime lending programs or Alt A mortgage programs.  The annualized rate of net loan charge-offs was 0.16% during the year.  Total nonperforming assets decreased slightly during the year to 0.44% of total assets from 0.46% at year-end 2007.  Nonperforming assets totaled $11.3 million at September 30, 2008, and included two commercial relationships with balances over $1.0 million totaling $3.8 million at September 30, 2008. The decrease in nonperforming assets was due mainly to pay downs of a few small commercial mortgages and charge-offs during the year. Total accruing delinquent loans were 0.48% of total loans at the end of the third quarter, compared to 0.43% at year-end 2007.  The loan loss allowance increased to 1.15% of total loans at the end of the third quarter of 2008 from 1.14% at December 31, 2007.  Impaired loans totaled $14.6 million at the end of the third quarter with a specific valuation allowance of $1.1 million. Based on management's assessment of national economic trends and trends in the Company's commercial loan risk ratings, the Company recognizes that the level of problem assets and loan charge-offs may be higher in future periods.

In addition to the nonperforming assets discussed above, the Company has identified approximately $52.8 million in potential problem loans at the end of the third quarter 2008, as compared to $23.0 million at year-end 2007. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers cause management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At quarter-end 2008 and year-end 2007, potential problem loans primarily consisted of commercial business loans and commercial mortgages. At the end of the third quarter 2008, there were ten potential problem loans that exceeded $1.0 million, totaling $44.8 million in aggregate, compared to six potential problem loans exceeding $1.0 million, totaling $14.2 million at year-end 2007. The increase in potential problem loans was due mainly to three large commercial mortgage credit relationships totaling $27.8 million down graded in the third quarter. In light of current economic events, Management has increased its risk management resources and has been more focused on identifying potential problem loans early to achieve resolutions before loans become impaired or nonperforming. The three large credits are currently not delinquent or impaired and Management is working with the borrowers to achieve favorable resolutions. Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Liabilities.  For the first nine months of 2008, non-maturity deposit balances remained relatively unchanged as higher cost municipal accounts were replaced with retail accounts. This was primarily due to money market account promotions and steady growth in relationships, as reflected by growth in personal demand deposit balances and savings accounts. Most of Berkshire’s retail deposit and loan promotions are linked to companion checking accounts. Consumer deposit growth was offset by lower commercial and municipal balances and the planned pay down of $18 million in higher cost brokered time deposits. The number of commercial checking accounts increased in 2008, and commercial deposits (including municipalities) reflected targeted run-off of higher cost accounts. Excluding brokered deposits, total deposits increased by $33 million during the first nine months of the year.

Berkshire also entered into $150 million in interest rate swaps in 2008 to fix the rate on variable rate borrowings, thereby reducing risk related to rising interest rates. Berkshire increased borrowings by $32 million during 2008 to fund loan growth and brokered time deposit payoffs.

Equity.  Stockholders’ equity increased by $6 million (2% annualized) to $333 million due primarily to the benefit of retained earnings.  Book value per share increased to $31.71 at the end of the third quarter from $31.15 at year-end 2007.  The ratio of total equity to assets decreased to 12.97% at September 30, 2008 from 13.00% at December 31, 2007.  The Company repurchased 200,000 shares of common stock during the first half of 2008 at an average cost of $24.41 per share under its announced repurchase plan.  The Company did not repurchase any shares under the plan in the third quarter of 2008. The Company increased its quarterly dividend to $0.16 in the third quarter of 2008, an increase of 7% compared to the same period in 2007.

In the fourth quarter of 2008, the Company issued 1.725 million shares of common stock in a public offering and raised approximately $38.8 million, net of the underwriting discount. The purpose of this additional equity was primarily to strengthen the Company’s capital base, and to provide growth capital for its affiliates and for general corporate purposes.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income.  Net income increased for both the three and nine months ended September 30, 2008 compared to the same periods in 2007.  Net income increased by $4.3 million (459%) and $6.6 million (63%) for these periods, respectively.  Net income increased from the acquisition of Factory Point, stronger net interest margin, an increase in fee income and merger and balance sheet restructuring charges in the third quarter of 2007. Diluted earnings per share were $0.51 and $1.64 for the three and nine months ended September 30, 2008 compared to $0.10 and $1.17 for the same periods in 2007. The year-to-date return on assets was 0.90% and return on equity was 6.8% in 2008, compared to 0.64% and 5.2% in 2007.

Total Net Revenue.  Net revenue increased by $8.6 million (48%) and $18.2 million (29%) in the third quarter and first nine months of 2008 compared to the same periods in 2007.  These increases were primarily due to higher net interest income, fee income and balance sheet restructuring charges in the third quarter of 2007. Year-to-date net revenue per diluted share increased by 10% to $7.82 in 2008 from $7.09 in 2007, excluding the impact of the balance sheet restructuring charges in 2007, net revenue per diluted share was $7.52 for 2007.

Net Interest Income.  Net interest income increased by $3.9 million (25%) and $10.6 million (23%) in the third quarter and first nine months of 2008, compared to the same periods in 2007.  The increase reflected an improvement in the net interest margin and the benefit of growth in average earning assets which was due to the Factory Point acquisition and commercial loan growth.  Average earning assets increased by $277 million (14%) and $270 million (14%) in the third quarter and first nine months of 2008, compared to 2007.

The net interest margin increased to 3.48% from 3.20% for the third quarter of 2008 compared to 2007, and increased to 3.45% from 3.20% for the first nine months of 2008 compared to 2007, due primarily to a balance sheet restructuring in the third quarter of 2007, the Factory Point acquisition, favorable deposit pricing strategies, rate reductions by the Federal Reserve in the first quarter of 2008 and an increase in non-interest bearing demand deposit accounts. The yield on earning assets declined 81 bp from 6.70% for the third quarter of 2007 to 5.89% in 2008. The rate paid on interest-bearing liabilities decreased 113 bp from 3.90% for the third quarter of 2007 to 2.77% in 2008. These declines were driven by several interest rate reductions in the Federal Funds rate during the first quarter of 2008 and initiatives to lower deposit costs by allowing high cost large dollar amounts deposit accounts to run-off. The Company anticipates the benefit from Federal Reserve interest rate reductions that resulted subsequent to the third quarter of 2008 will be limited for interest-bearing deposits due to the inability to further lower deposit rates at these low levels.

Non-Interest Income.  Total third quarter fee income increased by $1.2 million (21%) in 2008 compared to 2007, and fee income for the first nine months of 2008 increased by $4.0 million (20%) compared to 2007.  These increases were due mainly to an increase in deposit service fees, loan service and interest rate swap fees and wealth management fees.  For the first nine months of the year, deposit fee income increased by $2.0 million due primarily to the Factory Point acquisition and growth in transaction accounts.  For the first nine months of the year, wealth management fees grew by $1.6 million, reflecting growth in total assets under management from the Factory Point and Center for Financial Planning acquisitions and organic growth.  Loan service and interest rate swap fees increased $0.3 million for the first nine months of 2008 mainly from the Company’s back-to-back interest rate swap program offered to customers in 2008. The decrease in other income of $0.3 million in the third quarter of 2008 compared to the same period in 2007 was primarily due to a net $0.2 million fair value loss on a hedged transaction accounted for under FAS 159. Third quarter 2007 results reflect a $3.8 million loss in connection with the deleveraging program mentioned previously. The Company sold $32 million in investment securities for a $0.7 million loss, $50 million in residential mortgages for a $2.0 million loss and paid down $48 million in callable and term borrowings at a cost of $1.2 million.

Provision for Loan Losses.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition.  The third quarter provision for loan losses was $1.3 million in 2008, compared to $0.4 million in 2007.  For the first nine months, the provision was $3.2 million in 2008, compared to $1.2 million in 2007.  The increase in the provision for loan losses in 2008 reflects commercial loan growth and several events which impacted the 2007 provision. The 2007 provision was impacted by the second quarter provision which was unusually low due to the impact of the outplacement of certain large commercial loan balances during that quarter. The third quarter 2007 provision was impacted by the $4.5 million added to the allowance in connection with the Factory Point acquisition, and the sale of $50 million in residential mortgages in connection with the deleveraging program which increased the allowance to total loans from 1.11% in the 2007 linked quarter to 1.14% at September 30, 2007. Additionally, of the $1.9 million in net charge-offs for the third quarter of 2007, $1.5 million was related to the Company’s largest nonperforming loan at that time which had a previously established $1.0 million reserve assigned to it.

Non-Interest Expense and Income Tax Expense.  Non-interest expense increased by $1.1 million (7%) in the third quarter and by $7.3 million (16%) for the first nine months of 2008 compared to 2007.  The increases in non-interest expense resulted mainly from the additional expenses associated with the Factory Point acquisition. Other expense increased $1.5 million for the first nine months of 2008 compared to 2007, and includes $0.3 million in additional expenses associated with loan collection and other real estate owned costs and expenses associated with the Factory Point acquisition. Second quarter 2008 expense included $0.7 million in non-core charges related to a severance charge and charge-offs of certain deferred loan costs and late fees receivable while third quarter 2007 expenses included merger, integration and restructuring expenses of $1.6 million mainly from the Factory Point acquisition.

The effective tax rate in the third quarter and first nine months of 2008 was 30% and 29%, compared to no expense for the third quarter of 2007 and 30% for the first nine months of 2007. No income tax was recorded in the third quarter of 2007, as tax-exempt municipal bond and life insurance income exceeded pre-tax income due to the deleveraging and merger charges.

Results of Segment Operations.  The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in Note 8 to the financial statements.

One of the Company's strategies is to emphasize fee income growth to diversify revenues, and reduce reliance on net interest income where margins are under pressure.  The Company's acquisition of insurance agencies in the fourth quarter of 2006 was a significant step in implementing this strategy.  The third quarter results for the insurance segment was a slight loss compared to $0.1 million in net income for the third quarter of 2007 and $2.3 million in net income for the first nine months of 2008 and 2007.  The acquired agencies have a significant seasonality to revenues and earnings due to the impact of annual contingency revenues which are received in the first half of the year.  The first quarter income of the insurance segment is expected to be the highest quarterly income of this segment due to this seasonality.  Net profit from the banking segment totaled $5.4 million and $15.8 million for the third quarter and first nine months of 2008, compared to $1.3 million and $9.5 million in 2007. The increase in net profit from the banking segment is primarily from the acquisition of Factory Point, the improvement in net interest margin and increased fee income.

Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet.  Comprehensive income includes changes in accumulated other comprehensive income (loss), which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and the change in fair value of cash flow hedges.  The change in accumulated other comprehensive income (loss) was a loss of $5.5 million in the first nine months of 2008, compared to a gain of $0.2 million in the first nine months of 2007, primarily due to changes in bond prices and the value of interest rate swaps as a result of interest rate changes.  The Company recorded total comprehensive income of $11.5 million in 2008, compared to $10.6 million in 2007.

Liquidity and Cash Flows. The Company’s primary sources of funds were deposit growth and borrowings in the first nine months of 2008.   The primary use of funds was loan growth.  Net deposit and loan growth are expected to continue to be significant sources and uses of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. Berkshire Hills Bancorp’s primary routine sources of funds are expected to be dividends from Berkshire Bank and Berkshire Insurance Group.  The holding company also receives cash from the exercise of stock options and uses cash for dividends, stock repurchases and debt service.  Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2007 Form 10-K in Item 7.

Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity.  At September 30, 2008, Berkshire Bank continued to be classified as “well capitalized.”  Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2007 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations.  In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2007 Form 10-K. For the nine months ended September 30, 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  Information relating to payments due under contractual obligations is presented in the 2007 Form 10-K.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended September 30, 2008, the Bank showed a neutral to slightly asset sensitive position to parallel interest rates changes over the course of the next twelve months.   These results are in contrast to the results reported at fiscal year end 2007 in which the company exhibited a more liability sensitive profile to changes in general market rates.  The primary reasons for this change are several strategic actions that the company took in the first half of 2008 in order to better position itself for a potential increase in market rates.  As previously discussed, the Company entered into cash flow derivative hedges in order to transition some of its short term floating rate liability costs into long term fixed rate products while we felt that these rates were at advantageous levels.  Berkshire has also tried to extend liabilities by offering our customers competitively priced 2-5 year Certificates of Deposit.  Finally, during the first half of the year Berkshire began a back-to-back interest rate swap program with selected, high credit quality commercial customers in which it was ultimately able to grow the short term adjustable rate portion of its commercial portfolio. The Company anticipates the benefit from Federal Reserve interest rate reductions that resulted subsequent to the third quarter of 2008 will be limited for interest-bearing deposits due to the inability to further lower deposit rates at these low levels.

There have been no material changes to the way that the Company measures market risk during the first nine months of 2008.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2007.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended September 30, 2008.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2008.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased	per share	plans or programs	the plans or programs
July 1-31, 2008	-	$-	-	97,993
August 1-31, 2008	-	-	-	97,993
September 1-30, 2008	-	-	-	97,993
Total	-	$-	-	97,993

On December 14, 2007, the Company authorized the purchase of up to 300,000 additional shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors.  The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases. During the quarter, 588 shares were repurchased by the Company to fund tax withholdings for vested stock awards and cashless stock option exercises during the period. These shares are not included in the total number of shares purchased as part of publicly announced plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
	3.2	Amended and restated Bylaws of Berkshire Hills Bancorp, Inc.(2)
	4.1	Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(1)
	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer
	32.2	Section 1350 Certification of Chief Financial Officer _________________________________________________
	(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
	(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: November 7, 2008	By: /s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer
and Director

Dated: November 7, 2008	By: /s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President, Chief Financial
Officer and Treasurer