Form 10-K
period 2008-12-31
BERKSHIRE HILLS BANCORP INC
filed 2009-03-16
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission File Number: 000-51584
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $218 million, based upon the closing price of $23.65 as quoted on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s common stock as of March 6, 2009 was 12,259,578.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc., Berkshire Bank and Berkshire Insurance Group. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.
GENERAL
Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire Hills”) is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”). Established in 1846, Berkshire Bank is one of Massachusetts’ oldest and largest independent banks and is the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts and operates 39 full-service banking offices serving communities throughout Western Massachusetts, Northeastern New York and in Southern Vermont. The Bank operates in four regions:
•
The Berkshire County Region, with twelve offices in Berkshire County. Berkshire County is the Company’s traditional market, where it has a leading market share in many of its product lines. Berkshire County is renowned for its combination of nature, culture, and harmony which make it a leisure and tourism destination and an attractive location for an emerging creative economy.

•
The Pioneer Valley Region with ten offices along the Connecticut River valley north and west of Springfield, Massachusetts. The Company entered this region through the acquisition of Woronoco Bancorp, Inc. in June 2005. This region is the metropolitan hub of Western Massachusetts and part of the Hartford/Springfield economic region centrally located between Boston and New York City.

•
The New York Region with ten offices serving Albany and the surrounding area in Northeastern New York. This region represents a de novo expansion by the Bank begun in 2005. Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment.

•
The Vermont region with seven offices serving Southern Vermont. The Company entered this region through the acquisition of Factory Point Bancorp, Inc. in September 2007. The Southern Vermont region is contiguous to Berkshire County and shares similar characteristics, with a more pronounced focus on recreation activities in Vermont’s Green Mountains.

These four regions are viewed as having favorable demographics and provide an attractive regional niche for the Bank to distinguish itself from larger super-regional banks and smaller community banks. The Company is pursuing growth through acquisitions, de novo branching, product development, and organic growth. It made acquisitions of insurance and financial planning providers in 2004 and 2005, followed by the acquisition of five insurance agencies in the fourth quarter of 2006. These insurance acquisitions were merged and integrated into the Berkshire Insurance Group, which was made a subsidiary of the Company. Berkshire Insurance Group operates from ten locations in the Berkshire County and Pioneer Valley regions in Massachusetts. The Bank promotes itself as “America’s Most Exciting Bank”. It has set out to change the financial service experience, and its vision is to establish itself as a world-class financial services company through an engaging and exciting environment where customers want to do business and employees want to work. This brand and culture statement is expected to drive customer engagement, loyalty, market share and profitability.

The Company offers a wide range of deposit, lending, investment, wealth management, and insurance products to retail, commercial, not-for-profit, and municipal customers in its market areas. In addition to traditional retail and commercial banking products, the Company’s product offerings also include retail and commercial electronic banking, commercial cash management, and commercial interest rate swaps. The Company’s commercial banking products are offered within its regions and to commercial relationships in Massachusetts, Connecticut, and Rhode Island. The Company stresses a culture of teamwork and performance excellence to produce customer satisfaction to support its strategic growth and profitability. The Company utilizes Six Sigma tools to improve operational effectiveness and efficiency.
The Company has recruited executives with experience in regional management and has augmented its management team as it has expanded into a three state diversified regional financial services provider. The Company has invested in its infrastructure in order to position itself for further growth as a regional consolidator with an objective of filling in and expanding its footprint in its New England and New York markets. The Company has absorbed expenses related to its ten branch de novo expansion into the attractive New York market . Its acquisitions of banks, insurance agencies, and wealth management companies have resulted in near term dilution to per share tangible book value in order for the Company to achieve the scale, positioning, and momentum to support future beneficial growth.
The Company views its markets as geographically conservative, and these markets have experienced less exposure to speculative development, real estate inflation, and subprime lending activities compared to many other regions of the country. The Company’s markets are not contiguous with the densely populated Boston and New York City metropolitan areas. The Company believes that it has a closer and more consistent focus on its markets compared to national competitors.
COMPANY WEBSITE AND AVAILABILITY OF SECURITIES AND EXCHANGE COMMISSION FILINGS
The Company’s Internet website is its Investor Relations section at www.berkshirebank.com. The Company makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission. Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.
ECONOMIC AND FINANCIAL EVENTS
In the second half of 2008, and continuing into 2009, there are economic and financial events in the United States and around the globe which are unprecedented since World War II. The contraction of household wealth, as measured by real estate values and investment values, was the largest decline since the Great Depression. Major financial institutions failed or were forced into mergers with other institutions or ownership by national governments. All of the major U.S. investment banking firms either merged with commercial banks or changed their charters to commercial bank charters, except for Lehman Brothers, which declared bankruptcy. This bankruptcy precipitated a financial panic which threatened the continued operation of the global financial system. Emergency federal rescue measures were undertaken, including large scale investments in financial institutions, guarantees of the liabilities of money market funds and other financial institution liabilities, expanded liquidity facilities made available by the Federal Reserve Bank, increases in the amount of FDIC insurance, mortgage foreclosure mitigation programs, economic stimulus spending, and various other measures. Emergency federal loans were also made to U.S. auto manufacturers in order to avoid major bankruptcies in this industry. Most countries are in recession and the financial system remains fragile early in 2009.

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
The economic and financial events of 2008 have significantly impacted the competitive environment. The Federal Reserve System reduced short-term interest rates to close to zero and numerous financial companies converted to bank charters and began accepting FDIC insured deposits.
LENDING ACTIVITIES
General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters. Most of the Bank’s loans are made in its market areas and are secured by real estate in its market areas. Lending activities are therefore affected by activity in these real estate markets. The Bank does not engage in subprime lending activities targeted towards borrowers in high risk categories. The Bank monitors and limits the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases. The Bank retains most of the loans it originates, although the Bank generally sells its longer-term, fixed-rate, one- to four-family residential loans and sometimes buys and sells participations in some commercial loans.
Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Residential mortgages	$677.2	34%	$657.0	34%	$599.2	36%	$549.8	39%	$235.2	28%

Commercial mortgages	805.5	40	704.8	36	566.4	33	410.7	29	260.5	32

Commercial business	178.9	9	203.6	11	190.5	11	158.7	11	150.9	18

Total commercial loans	984.4	49	908.4	47	756.9	44	569.4	40	411.4	50

Consumer	345.5	17	378.6	19	342.9	20	301.0	21	181.5	22

Total loans	2,007.1	100%	1,944.0	100%	1,699.0	100%	1,420.2	100%	828.1	100%

Allowance for loan losses	(22.9)		(22.1)		(19.4)		(13.0)		(9.3)

Net loans	$1,984.2		$1,921.9		$1,679.6		$1,407.2		$818.8

Residential mortgages. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years that are fully amortizing with monthly loan payments. Residential mortgages are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as “A” or “A-” (these are referred to as “conforming loans”). Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank also originates loans above conforming loan amount limits, referred to as “jumbo loans,” which are generally consistent with secondary market guidelines for these loans. The Bank does not offer subprime mortgage lending programs, but may from time to time originate residential mortgage loans with FICO scores below 660, or otherwise not consistent with conforming loan criteria, when merited by other underwriting considerations.
The Bank often sells its newly originated fixed rate mortgages. It monitors its interest rate risk position and sometimes may decide to sell existing mortgage loans in the secondary mortgage market. During 2008, the Bank became approved as a direct seller to Fannie Mae, retaining the servicing rights. The Bank may also sell loans to other secondary market investors, either on a servicing retained or servicing released basis. The Bank sometimes originates loans for sale to the FHA, VA, and state housing agency programs. As of year-end 2008, residential mortgage loans serviced for others totaled $111 million.
The Bank offers adjustable rate (“ARM”) mortgages which do not contain interest-only or negative amortization features. After an initial term of six months to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities. ARM loan interest rates may rise as interest rates rise, thereby increasing the potential for default. At December 31, 2008, the Bank’s ARM portfolio totaled $372 million.
The Bank originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide fifteen-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines. Residential construction loans totaled $35 million at year-end 2008.
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
In 2008, the Bank began offering interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term LIBOR rates and allow the borrower to swap into a longer term fixed rate. The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. The Bank also records fee income on these interest rate swaps. In 2008, the Bank also purchased one interest rate swap on a fixed-rate tax-advantaged economic development bond provided to a local borrower, which is being accounted for as a trading security.
The Bank originates construction loans to builders and commercial borrowers in and around its markets. These loans totaled $130 million, or 6% of the our total loan portfolio at year-end 2008. Construction loans finance the acquisition and/or improvement of commercial and residential properties. The maximum loan to value limits for construction loans generally follow FDIC supervisory limits, up to a maximum of 80%. The Bank commits to provide the permanent mortgage financing on most of our construction loans on income-producing property. Advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements. Construction loans include land acquisition loans up to a maximum 65% loan to value on raw land.

Construction loans may have greater credit risk than permanent loans. In many cases, the loan’s repayment is dependent on the completion of construction and other real estate improvements, which entails risk that construction permits may be delayed or may not be received, or that there may be delays or cost overruns during construction. Repayment is also often dependent on the sale or rental of the improved property, which depends on market conditions and the availability of permanent financing. Developers and contractors may also encounter liquidity risks or other risks related to other projects which are not being financed.
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
Commercial loans are of higher risk and are made primarily on the basis of the borrower’s ability to make repayment from the cash flows of its business. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The Bank gives additional consideration to the borrower’s credit history and the guarantor’s capacity to help mitigate these risks. Commercial loans are often a central component of a total commercial banking relationship, and are therefore an important component of the Bank’s lending activities.
Consumer Loans. The Bank’s consumer loans consist principally of prime indirect automobile loans and home equity loans. In 2008, the Company substantially ended the origination of new indirect automobile loans due to its assessment of credit and pricing conditions in that market. The automobile loans have produced a higher loan charge-off rate than the Bank’s other loan portfolios, which is viewed as normal for this segment. Collections are more sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged prior to repossession. Additionally, collections are more subject to the limitations of federal and state laws. Automobile loans outstanding totaled $135 million at year-end 2008.
The Bank’s home equity lines of credit are typically secured by first or second mortgages on borrowers’ residences. Home equity lines have an initial revolving period up to ten years, followed by an amortizing term up to fifteen years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed-rate second mortgages with terms up to fifteen years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined. The maximum combined loan-to-value is 80%. Home equity line credit risks are similar to those of adjustable-rate first mortgages, although these loans may be more sensitive to losses when interest rates are rising due to increased sensitivity to rate changes. Additionally, there may be possible compression of collateral coverage on second lien home equity lines. The Bank also includes all other consumer loans in this portfolio total, including personal secured and unsecured loans and overdraft protection facilities. Home equity and other loans outstanding at year-end 2008 totaled $211 million.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2008. The contractual maturities do not reflect premiums, discounts, and deferred costs, and do not reflect prepayments.

Contractual Maturity	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Construction mortgage loans:
Residential	$22,404	$12,117	$—	$34,521
Commercial	61,507	68,197	—	129,704
Commercial business loans	87,310	37,538	54,086	178,934

Total	$171,221	$117,852	$54,086	$343,159

For the $172 million total of loans above which mature in more than one year, $54 million of these loans are fixed-rate and $118 million are variable rate.
Loan Administration. Lending activities are governed by a loan policy approved by the Board’s Risk Management Committee. Internal staff perform post-closing loan documentation review, quality control, and monitor commercial loan administration. The lending staff assigns a risk rating to all commercial loans. Management employs an independent third party to review the risk ratings of the majority of commercial loan balances.
The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board’s Risk Management Committee and management. The Risk Management Committee has approved individual and combined lending approval authorities up to specified limits for loans with certain risk ratings. Management’s Executive Loan Committee is responsible for commercial loan approval above $5 million and residential mortgage approval above $2 million.
The Bank’s lending activities are conducted by its salaried and commissioned loan personnel. From time to time, the Bank will purchase whole loans or participations in loans. These loans are underwritten according to Berkshire Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. The Bank from time to time will sell or securitize residential mortgages in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio, the Bank’s interest rate risk profile and liquidity needs. The Bank sells a limited number of commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to sixty days from approval; some commercial commitments are made for longer terms. Total lending commitments, including lines and letters of credit, were $438 million at year-end 2008.
The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management Committee. Loans outstanding to the ten largest relationships were 81% of risk based capital at year-end 2008. Total year-end commercial construction loans outstanding were 52% of the Bank’s risk based capital at year-end, and total commercial mortgage outstandings (including certain owner-occupied loans) were estimated at 247% of risk based capital. The FDIC has established monitoring guidelines of 100% and 300% for these ratios, respectively. Above these guidelines, additional monitoring and risk management controls are required. The commercial construction and development loans primarily involve residential and condominium construction projects. Additionally, the Bank finances construction of lodging, leisure, and retail properties. For the majority of these loans, the Bank provides permanent or semi-permanent financing after the construction period.
Problem Assets. The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan. For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable an owner-occupant to remain in their home. However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports to the Board of Directors quarterly delinquent loans and nonperforming assets. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Delinquent automobile loans are maintained on accrual until they reach 120 days delinquent, and then they are generally charged-off. Interest income that would have been recorded for 2008 had nonaccruing loans been current according to their original terms, amounted to $0.9 million. The amount of interest income on those loans that was included in net income in 2008 was $0.1 million.

Real estate acquired by Berkshire Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. At year-end 2008, total foreclosed real estate was $0.5 million.
The following table sets forth additional information on year-end problem assets and accruing troubled debt restructurings.

(Dollars in thousands)	2008	2007	2006	2005	2004

Nonaccruing loans:
Residential mortgages	$1,646	$726	$15	$261	$327
Commercial mortgages	7,738	5,177	308	271	147
Commercial business	1,921	4,164	7,203	553	523
Consumer	866	441	66	101	155

Total nonperforming loans	12,171	10,508	7,592	1,186	1,152
Real estate owned	498	866	—	—	—

Total nonperforming assets	$12,669	$11,374	$7,592	$1,186	$1,152

Troubled debt restructurings (accruing)	$7,456	$4,613	$5,268	$1,234	$510
Accruing loans 90+ days past due	923	823	281	110	65

Total nonperforming loans/total loans	0.61%	0.54%	0.45%	0.08%	0.14%
Total nonperforming assets/total assets	0.48%	0.45%	0.35%	0.06%	0.09%
Asset Classification and Delinquencies. The Bank performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. There are four classifications for loans with higher than normal risk: loss, doubtful, substandard and special mention. An asset classified as “Loss” is normally fully charged-off. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “Special Mention.”
At year-end 2008, there were no loan balances classified as loss. The balance of loans classified as doubtful was $1 million. Loans classified as substandard totaled $82 million, including $73 million of accruing balances and $9 million of non-accruing balances. Please see the additional discussion of non-accruing and potential problem loans in Item 7. Loans rated special mention totaled $67 million at year-end 2008.
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
The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, management employs an independent third party to perform an annual review of the risk ratings of all of Berkshire Bank’s commercial loan relationships exceeding $1 million, all material credits on Berkshire Bank’s watch list or classified as substandard, and a random sampling of new loans.

In assessing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are based on management’s judgment of losses inherent in the portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values and economic conditions. The loss factors may be adjusted for significant factors that, in management’s judgment, affect the losses inherent in the portfolio as of the evaluation date. Generally, nonaccruing commercial loans are deemed impaired and evaluated for specific valuation allowances. Berkshire Bank primarily segregates the loan portfolio according to the primary loan types: residential mortgages, commercial mortgages (including a pool for commercial construction loans), commercial business loans, auto loans, and home equity loans. Reserves are assigned to impaired loans, and this is normally based on the fair value of collateral since most impaired loans are deemed to be collateral dependent.
In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories. These factors include management’s subjective evaluation of local and national economic and business conditions, portfolio concentrations, and changes in the character and size of the loan portfolio. The allowance methodology includes an unallocated amount due to the imprecision necessarily inherent in estimates of expected credit losses.
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

The following table presents an analysis of the allowance for loan losses for the years indicated.

(Dollars in thousands)	2008		2007		2006		2005		2004

Balance at beginning of year	$22,116		$19,370		$13,001		$9,337		$8,969

Charged-off loans:
Residential mortgages	143		110		27		—		—
Commercial mortgages	1,384		—		—		—		138
Commercial business	884		4,850		461		432		218
Consumer	2,031		1,416		1,288		1,110		1,846

Total charged-off loans	4,442		6,376		1,776		1,542		2,202

Recoveries on charged-off loans:
Commercial mortgages	100		—		—		—		—
Commercial business	290		13		43		55		296
Consumer	264		356		667		517		709

Total recoveries	654		369		710		572		1,005

Net loans charged-off	3,788		6,007		1,066		970		1,197
Allowance attributed to loans acquired by merger	—		4,453		—		3,321		—
Provision for loan losses	4,580		4,300		7,860		1,313		1,565
Transfer of commitment reserve	—		—		(425)		—		—

Allowance for loan losses, balance at end of year	$22,908		$22,116		$19,370		$13,001		$9,337

Ratios:

Net loans charged-off/average total loans	0.19%		0.34%		0.07%		0.08%		0.15%
Recoveries/charged-off loans	14.72		5.79		39.98		37.09		45.64
Net loans charged-off/allowance for loan losses	16.54		27.16		5.50		7.46		12.82
Allowance for loan losses/total loans	1.14		1.14		1.14		0.92		1.13
Allowance for loan losses/nonperforming loans	1.88	x	2.10	x	2.55	x	10.96	x	8.11	x
The following table presents year-end data for the approximate allocation of the allowance for loan losses by loan categories at the dates indicated and the percentage of loans in each category (including an apportionment of the unallocated amount). Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans		Loans		Loans		Loans		Loans
		in Each		in Each		in Each		in Each		in Each
	Amount	Category to	Amount	Category to	Amount	Category to	Amount	Category to	Amount	Category to
(Dollars in thousands)	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans	Allocated	Total Loans

Residential mortgages	$2,006	34%	$2,028	34%	$1,845	36%	$1,649	39%	$435	28%
Commercial mortgages	13,539	40	12,040	36	9,939	33	5,933	29	3,828	32
Commercial business	4,184	9	5,787	11	5,199	11	3,517	11	3,344	18
Consumer	3,179	17	2,261	19	2,387	20	1,902	21	1,730	22

Total	$22,908	100%	$22,116	100%	$19,370	100%	$13,001	100%	$9,337	100%

INVESTMENT SECURITIES ACTIVITIES
The securities portfolio provides cash flow and liquidity to protect the safety of customer deposits. The portfolio is also used to manage interest rate risk and to earn a reasonable return on investment. Investment decisions are made in accordance with the Bank’s investment policy and include consideration of risk, return, duration, and portfolio concentrations. Day-to-day oversight of the portfolio rests with the Chief Financial Officer and the Assistant Treasurer. The Asset/Liability Committee meets monthly and reviews investment strategies. The Risk Management Committee of the Board of Directors reviews all securities transactions and provides general oversight of the investment function.

The Bank has historically maintained a high-quality portfolio of limited duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations. Nearly all of the mortgage-backed securities are issued by Fannie Mae or Freddie Mac, and they generally have an average duration of two to four years. They principally consist of collateralized mortgage obligation PACs and hybrid ARM pass-through securities. Other than securities issued by Fannie Mae and Freddie Mac, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2008. The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers. All of the Bank’s available for sale municipal securities are investment grade rated. Over 85% of these securities have underlying ratings of A of better based on the issuer; over 90% of the portfolio also carries credit enhancement protection. Other corporate bonds include financial institution trust preferred bonds totaling $6 million, other financial institution bonds totaling $13 million, and other high grade corporate bonds totaling $2 million. The Bank owns $21 million of equity in the Federal Home Loan Bank of Boston (“FHLBB”). This investment is based on the operating relationship with the FHLBB and historically has paid dividends based on current money market rates. It is carried on the cost basis since the FHLBB is expected to repurchase it at cost if the Bank terminates the operating relationship. Due to stresses in the U.S. financial system, the Federal Home Loan Banks are expected to reduce their dividends in 2009 and may need to consider other capital strategies in order to maintain their safety and soundness. During 2008, the Bank entered into an interest rate swap against a $15 million economic development bond issued to a local non-profit organization, and as a result this security is carried as a trading account security. None of the Company’s investment securities were other than temporarily impaired at year-end, and the Bank did not record any material losses or write-downs of investment securities during the year.
The following table presents the year-end amortized cost and fair value of Berkshire Bank’s securities, by type of security, for the years indicated.

	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Available for sale securities
Municipal bonds and obligations	$76,843	$75,414	$74,223	$75,186	$63,788	$64,503
Mortgage-backed securities	174,896	176,978	103,387	104,518	85,102	84,334
Other bonds and obligations	24,341	20,889	15,601	15,265	20,392	20,439
Equity securities	1,177	1,099	793	952	878	1,121

Total available for sale securities	$277,257	$274,380	$194,004	$195,921	$170,160	$170,397

Held to maturity securities
Municipal bonds and obligations	$25,066	$25,926	$36,981	$37,233	$35,572	$35,286
Mortgage-backed securities	806	803	2,475	2,456	4,396	4,400

Total held to maturity securities	$25,872	$26,729	$39,456	$39,689	$39,968	$39,686

Trading account security	$15,000	$18,144	$—	$—	$—	$—

Restricted equity securities	$23,120	$23,120	$23,120	$23,120	$23,809	$23,809
The following table summarizes year-end 2008 amortized cost, weighted average yields and contractual maturities of debt securities available for sale and held to maturity. Yields are stated on a book basis (not fully taxable equivalent). Mortgage-backed securities may mature sooner for planned amortization class bonds.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in millions)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Municipal bonds and obligations	$10.0	2.83%	$5.1	3.62%	$26.6	2.82%	$60.2	4.39%	$101.9	3.79%
Mortgage-backed securities	0.5	3.30	8.9	3.31	25.9	5.25	140.4	4.69	175.7	4.70
Other bonds and obligations	—	—	11.8	6.24	3.0	5.18	9.5	5.25	24.3	5.72

Total	$10.5	2.86%	$25.8	4.71%	$55.5	4.08%	$210.1	4.63%	$301.9	4.47%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
Deposits are the major source of funds for Berkshire Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. Berkshire Bank’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and time certificates of deposit. The Bank emphasizes its transaction deposits — checking and NOW accounts for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. The Bank is promoting remote deposit capture devices so that commercial accounts can make deposits from their place of business. Money market accounts have increased in popularity due to their interest rate structure. Savings accounts include traditional passbook and statement accounts. The Bank’s time accounts provide maturities from three months to ten years. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship.
The Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the Massachusetts Depositors Insurance Fund, a mutual insurance fund sponsored by Massachusetts-chartered savings banks. This provides a competitive advantage compared to banks which do not offer this insurance. In the fourth quarter of 2008, the FDIC temporarily increased its insurance limits from $100 thousand per person to $250 thousand per person. Additionally, the FDIC optionally offered unlimited insurance on most categories of transaction deposit accounts, and the Bank opted to participate in this program. These higher FDIC insurance amounts currently have a targeted expiration of year-end 2009.
The following table presents information concerning average balances and weighted average interest rates on Berkshire Bank’s interest-bearing deposit accounts for the years indicated.

	2008			2007			2006
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(Dollars in millions)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$225.2	12%	—%	$190.4	12%	—%	$174.5	12%	—%
NOW	200.1	11	0.75	157.9	10	1.46	137.8	9	1.09
Money market	464.9	25	2.15	339.2	21	3.60	284.4	19	3.41
Savings	216.4	12	0.74	201.6	13	1.09	210.6	14	0.90
Time	725.4	40	3.94	714.1	44	4.75	651.7	46	4.28

Total	$1,832.0	100%	2.28%	$1,603.2	100%	3.16%	$1,459.0	100%	2.81%

At year-end 2008, Berkshire Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

		Weighted
Maturity Period		Average
(Dollars in thousands)	Amount	Rate
Three months or less	$56,422	3.18%
Over 3 months through 6 months	35,338	3.14
Over 6 months through 12 months	102,815	3.48
Over 12 months	157,088	4.18

Total	$351,663	3.71%

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
The Company maintains a $15 million line of credit, which was unused at year-end 2008. The holding company also has outstanding bank term loans totaling $17 million and a $15 million trust preferred debenture. The holding company also issued common stock and preferred stock in 2008.
DERIVATIVE FINANCIAL INSTRUMENTS
In 2008, the Company began using interest rate swap instruments for its own account and also offering them for sale to commercial customers for their own accounts. Previously, the only derivative financial instruments used by the Company were mortgage banking related commitments, and interest rate swaps owned as a result of the acquisition of another bank in 2005. At year-end 2008, the Company had $243 million in the gross notional amount of interest rate swaps outstanding. The Company developed a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the Risk Management Committee of the Board of Directors. Swap counterparties are limited to a select number of national financial institutions and commercial borrower customers. Collateral may be required based on financial condition tests. The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions, and providing information for bookkeeping and accounting purposes.
WEALTH MANAGEMENT SERVICES
The Bank’s Asset Management/Trust Group provides consultative investment management and trust relationships to individuals, businesses, and institutions, with an emphasis on personal investment management. The Group has built a track record over more than a decade with its dedicated in-house investment management team. At year-end 2008, assets under management totaled $670 million. Specialized wealth management services offered include investment management, trust administration, estate planning, and private banking. The Group provides a full line of investment products, financial planning, and brokerage services utilizing Commonwealth Financial Network as the broker/dealer. In January 2008, the Group expanded into the Albany area with the acquisition of the Center for Financial Planning.
INSURANCE
Berkshire Insurance Group is one of the largest and fastest growing insurance agencies in Western Massachusetts. As an independent insurance agent, it represents a carefully selected group of financially sound, reputable insurance companies offering attractive coverage at competitive prices. When there is a loss, Berkshire Insurance Group works with its customers to assure that claims are processed fairly and promptly. The Group offers a full line of personal and commercial property and casualty insurance. It also offers employee benefits insurance and a full line of personal life, health, and financial services insurance products. The executive team draws on over 175 years of independent agency management and sales experience and manages a combined sales force of fifteen agents. Berkshire Insurance Group sells all lines of insurance in Western Massachusetts, Southern Vermont, Upstate New York and Northwestern Connecticut. The Group operates a focused cross-sell program of insurance and banking products through all offices and branches of Berkshire Bank.
PERSONNEL
At year-end 2008, the Company had 610 full-time equivalent employees, representing an increase of 50 from 560 at year-end 2007. This growth was primarily due to a first quarter Asset Management acquisition of Center for Financial Planning, as well as increased headcount in our Insurance Group, Risk Management and Commercial Lending areas. Year-end personnel included 100 full-time equivalent employees in Berkshire Insurance Group and 510 in the Bank. The employees are not represented by a collective bargaining unit and the Bank will strive to continue its strong relationship with its employees.

SUBSIDIARY ACTIVITIES
Berkshire Hills Bancorp, Inc. wholly owns three active subsidiaries: Berkshire Bank, Berkshire Insurance Group, Inc., and Berkshire Hills Capital Trust I. The capital trust subsidiary was created under Delaware law in 2005 to facilitate the issuance of trust preferred securities. Berkshire Insurance Group, Inc. is incorporated in Massachusetts. It was contributed to the Company by the Bank in October, 2006 in conjunction with insurance agency purchases, and was previously discussed under “Insurance”. The Company also owns one dormant Massachusetts subsidiary, Berkshire Hills Technology, Inc., which discontinued operations in 2004.
Berkshire Bank is a Massachusetts chartered savings bank which wholly owns five subsidiaries. The Bank owns three subsidiaries which are qualified as “securities corporations” for Massachusetts income tax purposes: North Street Securities Corporation, Woodland Securities, Inc., and Gold Leaf Securities Corporation. Berkshire Bank also owns Berkshire Bank Municipal Bank, chartered in the state of New York. Additionally, the Bank owns the inactive subsidiary, Berkshire Financial Planning, Inc., which ceased offering brokerage services in 2004. Except for Berkshire Bank Municipal Bank, all subsidiaries of Berkshire Bank are incorporated in Massachusetts.
During 2007, the Company acquired Factory Point Bancorp, Inc. Between the acquisition date and the end of 2007, all of the Factory Point subsidiaries were merged into existing Berkshire Hills entities. During 2005, the Company acquired Woronoco Bancorp. Between the acquisition date and the end of 2005, all of the Woronoco subsidiaries were merged into existing Berkshire Hills entities, except for Woronoco Insurance Group, Inc., which was acquired by Berkshire Bank and renamed Berkshire Insurance Group, Inc.
SEGMENT REPORTING
The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp. Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and personal banking services. Insurance includes the activities of Berkshire Insurance Group, which provides commercial and personal insurance services. The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp. For more information about the Company’s reportable operating segments, see the segments note in the financial statements in Item 8 of this Form 10-K.
REGULATION AND SUPERVISION
The following discussion describes elements of an extensive regulatory framework applicable to savings and loan holding companies and banks and specific information about Berkshire Hills and its subsidiaries. Federal and state regulation of savings banks and their holding companies is intended primarily for the protection of depositors and deposit insurance funds rather than for the protection of stockholders and creditors.
General
Berkshire Bank is a Massachusetts-chartered stock savings bank and wholly-owned subsidiary of Berkshire Hills, a Delaware corporation and savings and loan holding company registered with the Office of Thrift Supervision (“OTS”). Berkshire Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. Berkshire Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”) as its chartering agency, and by the FDIC, as its deposit insurer. Berkshire Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Commissioner and the FDIC conduct periodic examinations to test Berkshire Bank’s safety and soundness and compliance with various regulatory requirements. As a savings and loan holding company, Berkshire Hills is required by federal law to file reports with, and otherwise comply with the rules and regulations of, the OTS. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the Massachusetts legislature, the FDIC, the OTS or Congress, could have a material adverse impact on Berkshire Hills, Berkshire Bank and their operations.

Certain regulatory requirements applicable to Berkshire Bank and to Berkshire Hills are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Berkshire Bank and Berkshire Hills and is qualified in its entirety by reference to the actual laws and regulations.
Massachusetts Banking Laws and Supervision
General. As a Massachusetts-chartered savings bank, Berkshire Bank is subject to supervision, regulation and examination by the Commissioner and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Berkshire Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Commissioner is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.
Massachusetts regulations generally allow Massachusetts banks to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.
Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Commissioner is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.
Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank’s capital, which is defined under Massachusetts law as the sum of the bank’s capital stock, surplus account and undivided profits.
Loans to a Bank’s Insiders. The Massachusetts banking laws prohibit any executive officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit: (i) loans or extensions of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit.
The loans listed above require approval of the majority of the members of Berkshire Bank’s Board of Directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.
Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Commissioner that such monies will be used for further development within the Commonwealth. However, these powers are constrained by federal law. See “—Federal Regulations—Investment Activities” for federal restrictions on equity investments.

Regulatory Enforcement Authority. Any Massachusetts-chartered bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Commissioner may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to Berkshire Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.
Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank’s deposit balances in excess of amounts insured by the FDIC.
Massachusetts has other statutes or regulations that are similar to the federal provisions discussed below.
Federal Regulations
Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Berkshire Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total average assets (as defined) of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other items. Berkshire Bank must also comply with the FDIC risk-based capital guidelines. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.
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
As a savings and loan holding company regulated by the OTS, Berkshire Hills is not subject to any separate regulatory capital requirements. Berkshire Bank’s regulatory capital is included in the Stockholders’ Equity note of the Company’s financial statements in Item 8 of this report. At December 31, 2008, Berkshire Bank met each of its capital requirements.
Interstate Banking and Branching. Federal law permits a bank, such as Berkshire Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders. Berkshire Bank operates branches in New York and Vermont. At its interstate branches, Berkshire Bank may conduct any activity that is authorized under Massachusetts law that is permissible either for a savings bank chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks and the Vermont Commissioner of Banking and Insurance may exercise certain regulatory authority over the Bank’s New York and Vermont branches.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2008, Berkshire Bank met the conditions to be classified as a “well capitalized” institution.
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
Transactions with Affiliates. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions,” such as loans, with any one affiliate to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. Loans to affiliates and certain other specified transactions must comply with specified collateralization requirements. Section 23B requires that transactions with affiliates be on terms that are no less favorable to the savings bank or its subsidiary as similar transactions with non-affiliates.
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

Enforcement.The FDIC has extensive enforcement authority over insured savings banks, including Berkshire Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances.
Insurance of Deposit Accounts. Our deposit accounts are insured by the FDIC up to applicable legal limits, and, as discussed above under “—Massachusetts Banking Laws and Supervision—Depositors Insurance Fund”, by the Massachusetts Depositors Insurance Fund for amounts in excess of federal deposit insurance coverage.
In February 2006, federal legislation to reform federal deposit insurance was signed into law. This legislation merged the Savings Association Insurance Fund and the Bank Insurance Fund into a unified Deposit Insurance Fund; increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation; established a range of 1.15% to 1.50% for the FDIC’s designated reserve ratio; and granted the FDIC discretion to set insurance premium rates according to the risk for all insured banks regardless of the level of the reserve ratio. The legislation also granted a one-time initial assessment credit to certain banks in recognition of their past contributions to the fund. The Bank received a one-time credit of $1.2 million, of which $0.7 million was used in 2007 and the remaining $0.5 million was used in 2008.
The FDIC imposes an assessment on all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Under the new rule, the FDIC will first establish an institution’s initial base assessment rate. This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate will be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. The interim rule also allows for additional special assessments.
In conjunction with the October 2008 enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”), the limit on FDIC insurance coverage was increased to $250,000 for all accounts through December 31, 2009. This legislation, along with the rate increases and the use of our remaining credit will cause significant increases to our FDIC insurance premiums in 2009.
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.10 basis points of assessable deposits.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of Berkshire Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
FDIC—Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program (“TLGP”). This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. On February 27, 2009, the FDIC issued an interim rule allowing participants to apply to have the FDIC guarantee newly issued senior unsecured debt that mandatorily converts into common shares on a specified date that is on or before June 30, 2012. This amendment will not change an eligible entity’s existing debt guarantee cap. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company and the Bank have opted to participate in this component of the TLGP, although their initial eligibility to issue FDIC guaranteed debt was immaterial.

The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the TLGP. Berkshire Bank chose to not opt out of this program, and therefore is providing the full FDIC insurance coverage on the related transaction deposit accounts until year-end 2009.
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks that provide a central credit facility primarily for member institutions. Berkshire Bank, as a member, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. Berkshire Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at year-end 2008 of $21 million.
The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years 2008, 2007, 2006, 2005 and 2004, cash dividends from the Federal Home Loan Bank of Boston to Berkshire Bank amounted to approximately $0.8 million, $1.4 million, $1.6 million, $1.3 million and $0.5 million, respectively. Due to losses reported in the fourth quarter of 2008, the Federal Home Loan Bank of Boston has notified its members that it has suspended its dividend beginning in the first quarter of 2009.
Holding Company Regulation
General. Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. Berkshire Bank made such election and the Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and must adhere to the OTS’s regulations and reporting requirements. In addition, the OTS may examine, supervise and take enforcement action against the Company and has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, Berkshire Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. By regulation, the OTS may restrict or prohibit the Bank from paying dividends.
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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test (the “QTL Test”), a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential and commercial mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. At year-end 2008, Berkshire Bank maintained 77% of its portfolio assets in qualified thrift investments. Berkshire Bank also met the QTL Test in each of the prior twelve months and, therefore, met the QTL Test.
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
Other Regulations
Troubled Assets Relief Program—Capital Purchase Program. On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”), part of the EESA enacted on October 3, 2008. As a participant in the CPP, on December 19, 2008 we sold to the Treasury for an aggregate purchase price of $40 million, 4,000 shares of preferred stock and a warrant to purchase 226,330 shares of common stock. Under the original terms of the CPP, prior to December 19, 2011 we could not redeem the preferred stock except with the proceeds from a qualified equity offering. However, upon the February 17, 2009 enactment of the American Recovery and Reinvestment Act of 2009, we may now redeem the preferred stock at any time, and without regard to having proceeds from a qualified equity offering, subject to consultation with our primary federal regulator. In addition, the terms of the CPP prohibit us from increasing the dividends on our common stock as well as from making repurchases of our common stock without the Treasury’s consent prior to December 19, 2011 unless we have fully redeemed the preferred stock. Furthermore, participation in the CPP limits the compensation and tax deductibility of the compensation we pay to certain of our executives.

On February 10, 2009, the U.S. Department of the Treasury announced its Capital Assistance Program (“CAP”) under which the U. S. Treasury will make capital available to financial institutions through Treasury’s purchase of cumulative mandatorily convertible preferred stock. The preferred shares will mandatorily convert to common stock after seven years. Prior to that time, the preferred shares are convertible in whole or in part at the option of the institution, subject to the approval of the institution’s primary federal regulator. The minimum investment is an amount equal to 1% of risk-weighted assets and the maximum is an amount equal to 2% of risk-weighted assets. Institutions may receive additional capital to the extent such funds are used to redeem preferred shares issued in the CPP, effectively exchanging the CAP convertible preferred stock for the preferred stock sold under the CPP. Berkshire Bancorp has not yet determined whether it will participate in the CAP, or the amount of any investment it will apply for if it does decide to participate. The deadline for applying for participation in the CAP is May 25, 2009.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the current economic downturn. The new law includes additional corporate governance requirements and limitations on executive compensation that are applicable to financial institutions, such as Berkshire Hills Bancorp, that have received investments from Treasury.
Consumer Protection Laws. Berkshire Bank is subject to federal and state consumer protection statues and regulations promulgated under these laws, including, but not limited to, the:
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
Anti-Money Laundering Laws. Berkshire Bank is subject to extensive anti-money laundering provisions and requirements, which require the institution to have in place a comprehensive customer identification program and an anti-money laundering program and procedures. These laws and regulations also prohibit financial institutions from engaging in business with foreign shell banks; require financial institutions to have due diligence procedures and, in some cases, enhanced due diligence procedures for foreign correspondent and private banking accounts; and improve information sharing between financial institutions and the U.S. government. The Bank has established polices and procedures intended to comply with these provisions.
FEDERAL AND MASSACHUSETTS INCOME TAXATION
The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Berkshire Bank in the same manner as they do to other corporations with some exceptions, including particularly Berkshire Bank’s reserve for bad debts discussed below. This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries.

Prior to 1995, the Bank was permitted to use certain favorable provisions to calculate deductions from taxable income for annual additions to its bad debt reserve. Federal legislation in 1996 repealed this reserve method and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $844 thousand of the Bank’s accumulated bad debt reserves will not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company, including distributions in excess of the Bank’s current and accumulated earnings and profits. In the event of a non-dividend distribution, approximately 150% of the amount of the distribution up to $844 thousand would be includable in income for federal income tax purposes, resulting in an increase in tax of $346 thousand assuming a marginal federal and state tax rate of 41%. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. On July 3, 2008 legislation was signed into law whereby the Massachusetts excise tax will be reduced to 10% in 2010, 9.5% in 2011, and 9% in 2012 and thereafter. The taxable income includes gross income as defined under the Internal Revenue Code, plus interest from municipal obligations of any state, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except no deduction is allowed for bonus depreciation or state income taxes. Carry forwards and carry backs of net operating losses are not allowed. A qualifying limited purpose corporation is generally entitled to special tax treatment as a “securities corporation.” The Bank’s three securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.
ITEM 1A. RISK FACTORS
Overall Business Risks
The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.
Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to declines in revenues, the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. The business environment in the markets in which the Company operates has been less adverse than in the United States generally but continues to deteriorate. It is expected that the business environment in the Company’s markets, the United States and worldwide will continue to weaken for the near future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.
Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.
Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing significantly in the equity of banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

Lending
Continued and Prolonged Deterioration in the Housing Sector and Related Markets and the Economy May Adversely Affect Our Business and Financial Results.
Residential real estate markets continued to decline throughout 2008. Economic measures declined at an accelerating rate, leading to a 6.2% preliminary estimated annualized decline in the U.S. GDP in the fourth quarter. Unemployment rose as economic conditions deteriorated. We do not expect improvement in the economy or in real estate and financial market conditions in the near future. A worsening of these negative conditions could adversely impact the ability of our borrowers to service their debt, along with the value and liquidity of collateral and other forms of loan support. The quality and value of our investment securities may also be impacted. Emergency government measures may affect our rights as creditors and owners of securities. Adverse developments could affect our net interest income, charge-offs, loan loss provision, asset and goodwill valuations, and our prospects for growth. Regulatory promulgations could affect our operations and financial condition.
Our Emphasis on Commercial Lending May Expose Us to Increased Lending Risks, Which Could Hurt Our Profits.
Commercial loans are historically more sensitive to economic downturns. Such sensitivity includes potentially higher default rates and possible reduction of collateral values. Commercial lending involves larger loan sizes and larger relationship exposures, which can have a greater impact on profits in the event of adverse loan performance. Commercial lending involves more development financing, which is dependent on the future success of new operations. Residential construction loans depend significantly on the residential real estate and lending markets for the repayment of these loans. Commercial loans also include lending to nonprofit organizations which in some cases are particularly sensitive to negative economic events.
Our Allowance for Loan Losses May Prove to be Insufficient to Absorb Losses in Our Loan Portfolio.
Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. The Company has seen a significant increase in the level of potential problem loans and other loans with higher than normal risk. The Company expects to receive more frequent requests from borrowers to modify residential mortgage and consumer loans. The related accounting measurements related to impairment and the loan loss allowance require significant estimates which are subject to uncertainty and changes relating to new information and changing circumstances. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
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

Operating
A Continuing Downturn in the Local Economy or Local Real Estate Values Could Hurt Our Profits.
Our success depends to a significant extent upon economic conditions in our market areas. The demand for our products and services, and our ability to maintain satisfactory pricing margins, may be affected by market conditions. Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
Our Geographic Expansion and Growth, If Not Successful, Could Negatively Impact Earnings.
We plan to achieve significant growth both organically and through acquisitions. We have recently expanded into new geographic markets and anticipate that we will expand into additional new geographic markets as we expand as a regional bank. The success of this expansion depends on our ability to continue to maintain and develop an infrastructure appropriate to support such growth. Also, our success depends on the acceptance by customers of us and our services in these new markets and, in the case of expansion through acquisitions, our success depends on many factors, including the long-term retention of key personnel and acquired customer relationships. The profitability of our expansion strategy also depends on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings.
Competition From Financial Institutions and Other Financial Service Providers May Adversely Affect Our Growth and Profitability.
The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. Due to the interventions of the federal government, some of the institutions that we compete with are receiving substantial federal financial support which may not be available to our Company. Many institutions have been allowed to convert to banking charters and to offer insured deposits for the first time. The federal government has guaranteed money market funds which traditionally compete with bank deposits. The federal government has offered significant guarantees of new debt issuances to some of the Company’s competitors to help them fund their operations. Fannie Mae and Freddie Mac are now in federal receivership and may operate directly as a competitor in some lending markets in the future. Emergency measures designed to support some of the Company’s competitors may provide no advantage to the Company or place it at a disadvantage. Emergency changes in deposit insurance, financial market regulation, bank regulation, and policy of the Federal Home Loan Bank system may all affect the competitive environment for the Company and other market participants.
The Terms of Our Capital May Change and Our Access to Capital Markets and Financial Markets May Not Be Available When It Is Needed.
The Company has participated in the U.S. Treasury Capital Purchase Program. The terms of this program are subject to changes by Congress and the burden of the program is affected by inspections and program management. Congress continues to add new terms to this program and the Treasury’s involvement as a partner is evolving. Uncertainty about the direction of this program and adverse changes in this program could affect the Company’s ability to operate and generate earnings, including the impact of dividend payments and the impact of compensation and operating restrictions. The possible nationalization of portions of the U.S. financial system and/or failures or restructurings of major market participants may create unpredictable and adverse changes in the availability of capital and other financial resources. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Regulatory capital requirements and their impact on the Company may change. We may at some point need to raise additional capital to support our operations and continued growth. Our ability to raise capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. If we cannot raise additional capital when needed, it could affect our operations and our ability to execute our strategic plan, which includes further expanding our operations through internal growth and acquisitions.

We are Subject to Security and Operational Risks Relating to Our Use of Technology that Could Damage Our Reputation and Our Business.
Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on industry standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. We utilize third part core banking software and for some systems we outsource our data processing to a third party. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations. Due to the recession, there may be a rising risk of fraud or illegal acts. Disaster and disaster recovery risks could affect our ability to operate and our reputation.
Conditions in Insurance Markets Could Adversely Affect Our Earnings.
Revenue levels from our insurance segment could be negatively impacted by the fluctuating premiums in the insurance market caused by capacity constraints and losses due to natural disasters. Premium levels and commission structures may be affected by changes in the financial condition of insurers due to the financial and economic downturn. Other factors that affect our insurance revenue are profitability and growth of our clients, continued development of new products and services, as well as our access to markets and the impact of state insurance regulations.
Liquidity
Our Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Our Operations and Future Growth.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans, and liquidity resources at the holding company. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.
Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.
Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not insured by the Federal Deposit Insurance Corporation. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.
Our Ability to Service Our Debt, Pay Dividends and Otherwise Pay Our Obligations as They Come Due Is Substantially Dependent on Capital Distributions from Berkshire Bank, and These Distributions Are Subject to Regulatory Limits and Other Restrictions.
While the Company maintained a high level of cash balances at year-end 2008, those balances may decrease due to changes in the Company’s capital structure, possible acquisitions, and possible further investments in the Bank. Over the long term, a substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Berkshire Bank. The availability of dividends from Berkshire Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Berkshire Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If Berkshire Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Berkshire Bank would adversely affect our business, financial condition, results of operations and prospects.

Economic Conditions May Adversely Affect Our Liquidity.
In the past year, reduced confidence by and between financial institutions, and significant declines in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks have led to decreased liquidity in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.
Interest Rates
Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition.
Net interest income is our largest source of income. Changes in interest rates can affect the level of net interest income. The Company’s interest rate sensitivity is discussed in more detail in Item 7A of this report. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed. Changes in interest rates can also affect the demand for our products and services, and the supply conditions in the U.S. financial and capital markets. Changes in the level of interest rates may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.
Securities Market Values
Continued or Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.
The unrealized losses on the investment securities portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. We have concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and we have the intent and ability to hold these investments for a time necessary to recover our cost or stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce our earnings. Some of the Bank’s securities are locally originated economic development bonds to nonprofit organizations. These securities could become impaired due to economic and real estate market conditions which also affect loan risk.
If Dividends Paid On Our Investment in the Federal Home Loan Bank of Boston Continue to be Suspended, or If Our Investment is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and/or Stockholders’ Equity Could Decrease.
We own common stock of the Federal Home Loan Bank of Boston to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. There is no market for our FHLBB common stock. On February 26, 2009, the FHLBB reported a net annual loss of $73.2 million. The loss was primarily due to a other-than-temporary impairment charge of $339.1 million on its private-label mortgage backed securities portfolio. The FHLBB believes that it will recover a substantial portion of the impairment losses over time and expects to hold the securities until maturity. As a result of the loss, the FHLBB also announced that the dividend paid on its common stock has been suspended indefinitely and that the payment of any dividend in 2009 is unlikely. The continued suspension of the dividend will decrease our income. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBB, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLBB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge. We have been notified by the FHLBB that future dividend levels may be different from past levels, and a reduction or elimination of this dividend would reduce our earnings.

Regulatory
Recent Legislative and Regulatory Initiatives May Not Stabilize the Banking System.
The potential exists for additional federal or state laws and regulations regarding lending, funding practices, and liquidity standards, and bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.
Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers.
There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.
Our Expenses Will Increase As A Result Of Increases in FDIC Insurance Premiums.
The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The FDIC also expects to issue a final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. For more information on FDIC assessments, see “Regulation and Supervision—Insurance of Deposit Accounts”.
Changes In Federal Statutes May Adversely Affect the Terms of our Capital Purchase Program Letter Agreement with the U.S. Treasury.
The Treasury may amend any provision of the Agreement to comply with changes to federal statutes. Any change in such Agreement could have a material impact on us and our operations. Future federal statutory changes may adversely affect the terms of the Capital Purchase Program and our financial condition. Any retroactive restrictions which may adversely affect our ability to comply with the terms of the Agreement or effectively manage our business or our ability to repay the preferred stock. Current terms of the agreement require approval by bank regulators before the stock may be repaid.

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
We acquired Factory Point Bancorp, Inc. in 2007 and Woronoco Bancorp in 2005 and have purchased insurance and financial planning businesses in the last two years, including the five insurance agencies we acquired on October 31, 2006. We will pursue additional opportunities for acquisitions in the future, including acquisitions in adjacent states. The success of acquisitions depends on many factors, including the long term retention of key personnel and acquired customer relationships. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. It is possible that future impairment testing could result in an impairment of the value of goodwill or intangible assets, or both. If we determine impairment exists at a given point in time, our earnings and the book value of the related intangible asset(s) will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on goodwill and core deposit intangible assets have no impact on our tangible book value or regulatory capital levels. These are non-GAAP financial measures. They are not a substitute for GAAP measures and should only be considered in conjunction with the Company’s GAAP financial information.
Trading
The Trading History of Our Common stock is Characterized by Low Trading Volume. The Value of Your Investment May be Subject to Sudden Decreases Due to the Volatility of the Price of our Common Stock.
Our common stock trades on The NASDAQ Global Select Market. The average daily trading volume of our common stock during 2008 was approximately 54,000 shares. The level of interest and trading in our stock depends on many factors beyond our control. The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:
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

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at the price you desire. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance. In the past, stockholders sometimes have brought securities class action litigation against a company following periods of volatility in the market price of their securities. We could be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s headquarters are located in owned and leased facilities located in Pittsfield, Massachusetts. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts; Pioneer Valley, Massachusetts; Southern Vermont, and the Capital Region, Northeastern New York. The Company operates 39 full service banking offices and 10 full service insurance offices and it is in the process of combining its banking and insurance offices in several communities. The Company considers its properties to be suitable and adequate for its present and immediately foreseeable needs.
ITEM 3. LEGAL PROCEEDINGS
At December 31, 2008, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The common shares of Berkshire Hills trade on the NASDAQ Global Select Market under the symbol “BHLB”. The following table sets forth the quarterly high and low closing sales price information and dividends declared per share of common stock in 2008 and 2007.

			Dividends
	High	Low	Declared
2008
First quarter	$26.29	$19.50	$0.15
Second quarter	27.10	22.25	0.16
Third quarter	32.00	20.67	0.16
Fourth quarter	31.01	22.48	0.16

2007
First quarter	$34.71	$32.59	$0.14
Second quarter	33.75	31.51	0.14
Third quarter	32.52	26.10	0.15
Fourth quarter	31.31	24.27	0.15
Holders
The Company had approximately 2,217 holders of record of common stock at March 6, 2009.
Dividends
The Company intends to pay regular cash dividends to common stockholders; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, and financial condition. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. Prior to December 19, 2011, unless we have redeemed all the preferred stock issued to the U.S. Treasury on December 19, 2008 under the CPP, or unless the U.S. Treasury has transferred all the preferred stock to a third party, the consent of the U.S. Treasury will be required for us to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than $0.16 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of common stock and (iii) dividends or distributions of rights or junior stock in connection with a stockholders’ rights plan. Further information about dividend restrictions is provided in the Stockholders’ Equity note in the financial statements in Item 8 of this Form 10-K.
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
No unregistered securities were sold by the Company within the last three years. Registered securities were exchanged as part of the consideration for the acquisitions of Factory Point Bancorp and Woronoco Bancorp. Registered securities were issued in 2008 in the Company’s offerings of common stock and preferred stock. The Company issued 1.725 million common shares in a public stock offering. Net proceeds of $38.5 million were primarily deposited by the Company into the Bank, which used the funds to pay off short-term borrowings and to purchase investment securities. The Company also issued 40 thousand shares of preferred stock in the U.S. Department of the Treasury Capital Purchase Program. The offering proceeds were $40 million, of which $30 million was provided to the Bank as additional contributed capital and the remaining balance was deposited into the Bank. The Bank used the funds to purchase investment securities and to purchase short-term investments pending anticipated reinvestment in the expansion of credit through lending activities in 2009. The preferred stock offering included the grant of a warrant to purchase 226 thousand shares of common stock; there was no additional cash consideration received for this grant.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
There were no purchases of equity securities during the fourth quarter of 2008 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock. On December 14, 2007, the Company authorized the purchase of up to 300,000 shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. The Company has no intentions to terminate this plan or to cease any potential future purchases. However, prior to December 19, 2011, unless we have redeemed all the preferred stock issued to the U.S. Treasury on December 19, 2008, or unless the U.S. Treasury has transferred all the preferred stock to a third party, the consent of the U.S. Treasury will be required for us to repurchase any of our shares of common stock. As of year-end 2008, there were 98 thousand maximum shares that may yet be purchased under this publicly announced plan.
Performance Graph
The performance graph compares the Company’s cumulative stockholder return on its common stock over the last five years to the cumulative return of the NASDAQ Composite Index, and the SNL All Bank and Thrift Index. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative stockholder return over a five-year period is based on an initial investment of $100 on December 31, 2003.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Berkshire Hills Bancorp, Inc.	100.00	104.01	95.24	96.68	76.63	93.20
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank and Thrift	100.00	111.98	113.74	132.90	101.34	58.28

ITEM 6. SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004

Selected Financial Data:
Total assets	$2,666,729	$2,513,432	$2,149,642	$2,035,553	$1,310,115
Securities	341,516	258,497	234,174	420,320	414,363
Loans, net	1,984,244	1,921,900	1,679,617	1,407,229	818,842
Goodwill and intangibles	178,830	182,452	121,341	99,616	7,254
Deposits	1,829,580	1,822,563	1,521,938	1,371,218	845,789
Borrowings and subordinated debentures	374,621	349,938	360,469	412,917	327,926
Total stockholders’ equity	408,425	326,837	258,161	246,066	131,736

Selected Operating Data:
Total interest and dividend income	$133,211	$131,944	$118,051	$87,732	$61,081
Total interest expense	57,471	68,019	57,811	36,115	20,724

Net interest income	75,740	63,925	60,240	51,617	40,357
Service charges and fee income	30,334	26,654	13,539	9,373	5,493
All other non-interest income (loss)	1,261	(2,011)	(1,491)	5,550	2,271

Total net revenue	107,335	88,568	72,288	66,540	48,121
Provision for loan losses	4,580	4,300	7,860	1,313	1,565
Total non-interest expense	71,699	65,494	48,868	48,998	28,977
Provision for income taxes — continuing operations	8,812	5,239	4,668	8,003	5,639
Net income (loss) from discontinued operations	—	—	371	—	(431)

Net income	$22,244	$13,535	$11,263	$8,226	$11,509

Dividends per share	$0.63	$0.58	$0.56	$0.52	$0.48
Basic earnings per share	$2.08	$1.47	$1.32	$1.16	$2.18
Diluted earnings per share	$2.06	$1.44	$1.29	$1.10	$2.01

Weighted average shares outstanding — basic	10,700	9,223	8,538	7,122	5,284
Weighted average shares outstanding — diluted	10,791	9,370	8,730	7,503	5,731

	At or For the Years Ended December 31,
	2008		2007		2006		2005		2004

Selected Operating Ratios and Other Data:
Performance Ratios:
Return on average assets	0.87%		0.60%		0.53%		0.47%		0.89%
Return on average equity	6.47		4.69		4.40		4.19		9.06
Interest rate spread	3.06		2.79		2.81		3.00		3.10
Net interest margin	3.44		3.26		3.24		3.33		3.37
Non-interest income/total net revenue	29.44		27.82		16.67		22.43		16.13
Non-interest expense/average assets	2.81		2.90		2.31		2.81		2.25
Dividend payout ratio	30.58		40.28		42.92		45.06		22.02

Capital Ratios:
Tier 1 capital to average assets — bank	9.34		7.97		7.69		7.79		8.08
Total capital to risk-weighted assets — bank	12.28		10.40		10.27		11.12		12.69
Stockholders’ equity/total assets	15.32		13.00		12.01		12.09		10.06

Asset Quality Ratios:
Nonperforming loans/total loans	0.61		0.54		0.45		0.08		0.14
Nonperforming assets/total assets	0.48		0.45		0.35		0.06		0.09
Net loans charged-off/average total loans	0.19		0.34		0.07		0.08		0.15
Allowance for loan losses/total loans	1.14		1.14		1.14		0.92		1.13
Allowance for loan losses/nonperforming loans	1.88	x	2.10	x	2.55	x	10.96	x	8.11	x

Share Data:
Book value per share	$30.33		$31.15		$29.63		$28.81		$22.43
Market price at year end	$30.86		$26.00		$33.46		$33.50		$37.15

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
Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable estimable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although we believe that we use appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause an increase in non-performing loans. Additionally, a decline in real estate values could reduce the collateral protection of our real estate loans. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. The allowance for loan losses discussion in Item 1 provides additional information about the allowance.

Income Taxes. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation and evaluation of the timing and recognition of resulting tax liabilities and assets. Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Management must assess the realizability of the deferred tax assets, and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.
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
Determination of Other-Than-Temporary Impairment of Securities. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The consideration of the above factors are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.
Fair Valuation of Financial Instruments. The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Trading assets, securities available for sale, and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, or to establish a loss allowance or write-down based on the fair value of impaired assets. Further, the notes to financial statements include information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value, the notes to financial statements disclose the estimate of their fair value. Due to the judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.
SUMMARY
Net income rose to a record $22.2 million in 2008. Earnings per common share rose to a record $2.06. Financial highlights in 2008 included:
•	21% increase in total net revenue
•	3.44% net interest margin, the highest since 2003
•	8% increase in total commercial loans; 7% increase in total residential mortgage and home equity loans

•	61.4% efficiency ratio, improved from 62.9% in 2007
•	0.48% nonperforming assets to total assets at year-end; accruing delinquent loans were 0.51% of total loans
•	0.19% charge-offs on average loans
•	Public issuance of nearly $40 million in common stock and the issuance of $40 million of preferred stock under the U.S. Treasury Capital Purchase Program
Record results in 2008 were the result of positive operating leverage due to the benefit of organic growth and the new Vermont operations. Despite the spreading recession in 2008, Berkshire Hills generated higher year-over-year earnings per share in every quarter of the year. These results were achieved despite the impact of Berkshire Hills’ October common stock offering, which reduced EPS by $0.06 in the fourth quarter and by $0.07 for the year. This successful public offering totaled nearly $40 million and bolstered equity capital, which totaled 15.3% of total assets at year-end. Berkshire Hills also issued $40 million in preferred stock under the Treasury Capital Purchase Program and agreed to expand the flow of credit and support economic vitality in the communities that it serves.
COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2008 AND 2007
Balance Sheet Summary. Total assets were $2.7 billion at year-end 2008, increasing by $153 million (6%) over year-end 2007 due to growth in loans and investments. Asset growth was primarily funded by common and preferred stock offerings, together with growth in deposits and borrowings. Nonperforming assets did not increase materially. The ratio of equity/assets increased to 15.3% at year-end 2008 from 13.0% at year-end 2007, reflecting the benefit of record earnings and the stock offerings.
Investment Securities. Total investment securities increased by $83 million (32%) in 2008 due primarily to purchases of short duration collateralized mortgage obligations issued by federal agencies. This increase primarily represented the investment of funds provided by capital raises, pending reinvestment in anticipated loan growth in 2009. At year-end 2008, the Company’s securities portfolio consisted primarily of U.S. agency mortgage-backed securities, and municipal and economic development bonds. All debt securities were rated investment grade except for $43 million in unrated local municipal and economic development bonds. The total net unrealized loss on securities available for sale was $3 million at year-end 2008 (1% of the outstanding balance), all of which was deemed to be temporary. During the year, Berkshire Bank entered into an interest rate swap on a $15 million local economic development bond, and as a result this security is carried as a trading security on the balance sheet.
At year-end 2008, the Company owned a total of $342 million in investment securities, including the trading account security. Securities included $175 million in federal agency mortgage-backed securities, $119 million municipal and economic development bonds, $21 million in FHLBB stock, and $27 million in corporate bonds and other securities. The tax equivalent yield on the portfolio in the fourth quarter of 2008 was 5.14%, compared to 5.85% in the fourth quarter of 2007. The duration of the debt securities at year-end 2008 was approximately 3.8 years.
Loans. Total loans increased by $63 million (3%). Excluding targeted run-off of indirect auto loans, total loans increased by 7%, reflecting growth in total commercial loans, along with higher residential mortgage and home equity loans. Growth in commercial real estate loans mostly reflected loan opportunities previously serviced by national providers in the Company’s New England lending areas. Home equity loan growth was due to new lines opened as a result of relationship promotions. Residential and home equity underwriting is based on prime lending standards with 80% maximum loan-to-value. Commercial business loans decreased due to paydowns. The Bank made a decision early in the year to discontinue originations of indirect auto loans and this portfolio is declining as existing balances runoff. The Company has emphasized adherence to strong credit standards and pricing objectives in managing its loan originations. Berkshire Bank introduced commercial loan interest rate swaps as a new offering to larger commercial mortgages in 2008. This allowed the Bank to originate variable rate loans and the customer to swap to a fixed rate. This contributed to loan growth and fee income in 2008. Total loans with repricings over five years declined to $460 million at year-end 2008 from $518 million at the prior year-end. The average yield on loans was 5.79% in the fourth quarter of 2008, compared to 6.68% in the fourth quarter of 2007. This generally reflected declining rates, the lower percentage of fixed-rate loans, and the decrease in indirect auto loans.

The Company’s problem loan measures at year-end 2008 remained comparatively low and were not significantly changed from the prior year-end. Year-end 2008 nonperforming assets totaled 0.48% of total assets, and accruing delinquent loans were up moderately to 0.51% of total loans. Year-end 2008 nonperforming assets included two real estate secured commercial mortgages in the process of foreclosure totaling approximately $2.5 million each; one loan was related to a recreational income producing property and the other was a condominium construction loan. There were no other nonperforming assets over $1 million at that date.
In addition to nonperforming loans, the Company has identified $73 million in potential problem loans at year-end 2008, compared to $23 million at the prior year-end. Potential problem loans are loans which are currently performing, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such in the future as problem loans. Potential problem loans are typically commercial loans that are performing but are classified by the Company’s loan rating system as “substandard.” At year-end 2008, the largest potential problem loans included three commercial mortgages to non-profit organizations totaling $23 million, three residential construction loan projects totaling $17 million, and two commercial mortgages totaling $12 million including a lodging loan and a commercial retail rental property. In several cases, potential problem loans reflect situations in which commercial borrowers increased debt to finance real estate investment and the anticipated cash flow from these investments did not materialize at the projected levels. Economic conditions and other factors may cause these or other loans to become nonaccruing or restructured or to require charge-offs in the future.
Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate. The Company’s methodologies for determining the loan loss allowance are discussed in Item I of this report. The Company considers the allowance for loan losses of $23 million appropriate to cover losses inherent in the loan portfolio as of December 31, 2008. Actual future losses may be higher than this estimate and will depend on future economic and financial conditions and regulatory requirements. At year-end 2008, there were significant challenges and uncertainties in the Company’s environment as described in the Economic Events section of Item I. The impact of these future events and events in the Company’s real estate markets is very uncertain. The Company believes that its regional economies generally did not enter the recession until the fourth quarter of 2008. While the Company has seen an adverse trend in its commercial loan risk ratings, loan performance in 2008 remained relatively strong and the Company did not believe that inherent losses at year-end 2008 were outside of the range contemplated by its current loan loss allowance methodology. The ratio of the loan loss allowance to total loans remained unchanged at 1.14% of total loans at year-end 2008, compared to the prior year-end. The Company’s net loan charge-offs decreased to $3.8 million in 2008 from $6.0 million in 2007 due to one large loan charged-off in 2007. Total non-accruing loans were $12.2 million at year-end 2008, which was up modestly from $10.5 million at the prior year-end. The portion of the allowance assigned to specific reserves on impaired loans was $1.0 million at year-end 2008 and $1.2 million at year-end 2007. The total amount of loans deemed impaired was $28.6 million at year-end 2008, compared to $14.8 million at year-end. 2007. Performing loans included troubled debt restructurings totaling $7.5 million at year-end 2008.
Cash Surrender Value of Life Insurance. Berkshire Bank owns various life insurance policies which were written as part of the benefits program provided to certain officers in prior years, including policies relating to officers of acquired banks. The cash surrender value of these policies did not change significantly during 2008, and totaled $36 million at year-end. The year-end total included approximately $16 million in general account policies written with an AAA rated insurance company and $9 million written with an AA rated company. There were no material exposures to carriers below investment grade ratings at year-end 2008.
Other Assets. All other assets increased by $9 million to $44 million at year-end 2008 primarily due to an increase in the net deferred tax asset as a result of tax benefits related to unrealized losses on certain investment securities and derivative financial instruments.

Deposits. Total deposits increased by $7 million to $1.83 billion in 2008. Deposit activity included approximately $45 million in targeted run-off of higher cost municipal and commercial deposits, and brokered time deposit accounts, primarily in the second quarter. Deposit growth excluding this run-off was 3%. Growth in money market and time deposit balances offset a decline in NOW account balances, and demand deposit and savings balances did not change significantly. Most of Berkshire Bank’s retail deposit and loan promotions are linked to companion checking accounts. At the beginning of the year, the Bank promoted money market accounts due to their lower cost and stronger relationship cross sales. The Company also promotes time deposit account specials when they enhance balance sheet management strategies or when the Company feels that the pricing is advantageous. When rates declined in the fourth quarter, and subsequent to raising nearly $80 million from capital offerings, the Company reduced its promotions of interest-bearing deposit accounts. Throughout the year, the Company carefully hewed to its pricing disciplines in order to support an expansion of the net interest margin and to mitigate the impact of the decision to discontinue originations of indirect auto loans. Most brokered deposits were prepaid, and the total declined to $3 million at year-end 2008 compared to $21 million at the prior year-end. The Bank’s deposit growth primarily was in time deposits over $100 thousand, in part reflecting the benefit of the 100% deposit insurance protection offered by the Bank.
Deposit markets were turbulent in the last several months of the year. Due to the failures and takeovers of investment banks and prominent national banks and mortgage agencies, there was a flight to quality and short-term treasury rates were at times negative. There were several federal interventions in the credit markets, including a federal guarantee of money market funds. Berkshire Bank provides 100% insurance on all deposits due to a combination of FDIC insurance and the Massachusetts Depositors Insurance Fund. Berkshire Bank initially received inflows of deposits and benefited from demand for this comprehensive insurance. The FDIC increased deposit insurance on all deposit accounts and optionally made available unlimited insurance on demand deposit balances, which Berkshire Bank elected to participate in. Federal banking regulators also allowed numerous national financial institutions to convert to bank charters in order to be able to issue FDIC guaranteed deposits to replace liquidity sources which became unavailable as national wholesale funding markets contracted. Accordingly, many national institutions offered comparatively high-rate time deposits which competed with Berkshire Bank’s deposit accounts. The FDIC also began guaranteeing wholesale debt offerings by participating banks, and these offerings also competed with traditional bank deposits. Due to these factors and the extraordinarily low level of interest rates, total deposits declined by $8 million in the fourth quarter.
Borrowings and Debentures. Total borrowings and debentures increased by $25 million in 2008. Total short-term debt decreased by $70 million, and longer term FHLBB advances increased by $97 million. This was the result of the Company’s strategy to bolster its liquidity and to eliminate its liability sensitivity in its interest rate risk profile. The Company entered into $135 million in adjustable rate term advances from the FHLBB and used interest rate swaps to fix the cost of these advances for periods in the range of 3 — 10 years, achieving a 3.9% fixed interest cost for a total average duration of 6 years on these advances. Berkshire Hills Bancorp reduced its holding company lines of credit from $30 million to $15 million in 2008 due to higher credit costs.
Derivative Financial Instruments. The Company established relationships with several national banks in 2008 in order to be able to enter into interest rate swaps. At year-end 2008, the Company had $243 million outstanding in gross notional balances of interest rate swaps. In addition to swaps related to Federal Home Loan Bank borrowings, the Company has also entered into swaps related to a trading investment security, to the Company’s trust preferred debenture, and to back-to-back swaps arranged with commercial borrowers. At year-end, the Company had swaps with gross unrealized losses totaling $24 million and gross unrealized gains totaling $4 million. The unrealized losses related primarily to swaps used to fix the interest rates on Federal Home Loan Bank borrowings, which were valued at a discount at year-end due to the low rates resulting from government interventions to respond to the economic crisis. If the Company had instead fixed these rates directly with the Federal Home Loan Bank as it previously did, there would have been no market value adjustment recorded to the Company’s balance sheet. The increase in Other Liabilities was primarily due to the swap unrealized losses, together with a clearing balance due to broker.
Equity. Stockholders’ equity increased by $82 million, including the benefit of $79 million in proceeds from common stock and preferred stock offerings. The contribution of earnings was mostly offset by dividends, stock repurchases, and unrealized losses on securities and derivative financial instruments. The ratio of total equity to assets increased to 15.3% at year-end 2008, compared to 13.0% at the prior year-end. Reflecting the additional shares outstanding, book value per common share was $30.33 at year-end 2008, compared to $31.15 at the prior year-end.

In October 2008, Berkshire Hills issued 1.725 million shares of common stock, including an over-allotment amount which was issued early in November. These shares were publicly issued under the Company’s universal securities shelf registration with the SEC. The Company received cash proceeds of $39 million from this stock issuance, net of underwriting discounts and expenses. The shares were sold at an average gross price of $24 per share. Berkshire Hills deposited the cash proceeds into a deposit account at the Bank and maintained these cash balances at year-end 2008 to support future growth opportunities and potential further investment in the Bank.
In December 2008, Berkshire Hills issued 40 thousand shares of preferred stock to the United States Department of the Treasury under its Capital Purchase Program in exchange for cash proceeds of $40 million. Under the related agreement, Berkshire Hills also issued a ten year warrant for 226,330 common shares exercisable at $26.51 per share. The Company amended its SEC shelf registration and issued these securities under that registration. The preferred stock will pay cumulative dividends at the rate of 5% per year for the first five years, and 9% thereafter. The agreement included significant restrictions on repayment of the preferred stock, on common stock repurchases and dividends, on executive compensation, and other aspects of corporate governance. Under the agreement, the Company pledged to expand the flow of credit to U.S. consumers and businesses on competitive terms to promote the sustained growth and vitality of the U.S. economy and to work diligently under existing programs to modify the terms of residential mortgages as appropriate to strengthen the health of the U.S. housing market. Please see additional related discussion in the Stockholders’ Equity note to the financial statements in Item 8 of this report. The agreement allows Congress to unilaterally modify and/or add terms to the agreement. New terms were added in February 2009 and additional changes continue to be proposed in Congress. The Company is evaluating the benefits of continuing to participate in this program and its options to repurchase this preferred stock. Berkshire Hills contributed $30 million of the cash proceeds as additional capital to the Bank, and held the remainder as deposits in the Bank to be used as potential future capital contributions to the Bank or to service dividend payments on the preferred stock. At year-end 2008, there were approximately 46,000 shares remaining available to be issued under the Company’s universal shelf registration, which expires in October, 2009.
The Bank met all regulatory capital requirements at year-end 2008 and continued to satisfy the conditions necessary to be classified as “Well Capitalized” in accordance with federal regulatory standards. The Bank’s risk-based capital was 12.3% at year-end 2008 compared to 10.4% at year-end 2007. During 2008, the Bank paid $17 million in dividends to the holding company, and proceeds were generally used to reduce outstanding debt of Berkshire Hills.
COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Net Income. Total net income increased by 64% to a record $22.2 million in 2008 from $13.5 million in 2007. Most categories of income and expense increased in the first nine months of 2008, including the benefit of Vermont operations acquired in September 2007. Earnings in 2007 were reduced by charges relating to the completion of the Vermont acquisition and an associated balance sheet restructuring. All earnings per share references in this report are to diluted earnings per share unless otherwise noted.
Earnings per share increased by 43% to a record $2.06 in 2008 from $1.44 in 2007. Earnings per share increased by 8% in 2008 compared to the $1.90 result in 2007 before the above mentioned acquisition and restructuring charges. This 8% increase included accretion from the Factory Point acquisition, the benefit of the balance sheet restructuring, and the benefit of organic growth and an improved net interest margin in 2008.
The return on assets increased to 0.87% in 2008 from 0.60% in 2007, and the return on equity increased to 6.5% from 4.7%. These returns in 2008 were the highest level reported by the Company since 2004. The 3.44% net interest margin was the highest since 2003. These results show the benefit resulting from acquisitions and organic growth in recent years which allowed Berkshire Hills to develop its management, infrastructure, and integration with the goal of achieving higher franchise and stockholder value. Additionally, the Bank’s ten-branch de novo expansion into the New York Albany region continued to mature, reaching $165 million in total deposits, and with four branches operating at or above the breakeven level at year-end.

Berkshire Hills’ common and preferred stock placements in the fourth quarter of 2008 decreased the Company’s leverage, and this was expected to initially result in annualized earnings per share dilution of $0.24 related to the common stock and $0.17 related to the preferred stock. Because these stock offerings were late in the year, the impact on 2008 earnings per share was $0.07 for the common stock, and there was no impact for the preferred stock. Actual dilution in 2009 will depend primarily on the pace of loan growth and any increase in leverage that the Company may produce.
Total Revenue. Total revenue consists of net interest income and non-interest income. Total revenue increased by 21% in 2008 to $107 million from $89 million primarily due to the benefit of acquired Vermont operations. Revenue in 2008 was 4% higher than the pro forma combined 2007 revenue including Vermont operations and excluding balance sheet restructuring charges. This 4% increase was due primarily to organic growth, improved pricing, and the benefit of the 2007 balance sheet restructure. On a per share basis, revenues increased by 1% to $9.95 over 2007 revenues per share excluding restructuring charges. Revenues per share increased by 5% over 2007 revenues including restructuring charges. Fee income declined slightly to 28% of total revenue in 2008 compared to 30% in 2007, reflecting soft pricing conditions in insurance and wealth management, as well as the improvement in the net interest margin. Berkshire Hills continues to focus on long-term growth of this ratio to diversify revenue and to increase franchise value reflecting higher wallet share achieved through improved cross sales.
Net Interest Income. Net interest income increased by 18% in 2008 primarily due to the benefit of acquired Vermont operations. Net interest income increased by 4% compared to the pro forma combined net interest income of Berkshire Hills and Factory Point in 2007. This increase included the benefit of the 2007 balance sheet restructuring, adherence to loan and deposit pricing disciplines, and organic loan and deposit growth in 2008. Net interest income increased sequentially in each quarter of the year. Net interest income was up 7% in the fourth quarter of 2008 compared to 2007. The impacts of the Vermont operations and balance sheet restructuring were included in results beginning in the fourth quarter of 2007.
Average interest bearing assets and liabilities were each up approximately 11% due to the Vermont operations and organic growth. Average earning assets increased sequentially in each quarter in 2008, with the 2008 fourth quarter average exceeding the 2007 fourth quarter average by 6%. This was primarily driven by continuous loan growth, despite the impact of targeted runoff in the indirect auto loan portfolio.
The net interest margin increased to 3.44% in 2008 from 3.26% in 2007, reflecting the benefit of higher-margin Vermont operations, the balance sheet restructuring, and improved pricing spreads in 2008. The fourth quarter net interest margin was 3.41% in 2008 compared to 3.38% in 2007. The margin increased sequentially in the first three quarters of 2008, reaching 3.48% in the third quarter. This was achieved despite the decision to fix the rates on more than $100 million in Federal Home Loan Bank advances to reduce the sensitivity of earnings to anticipated future interest rate hikes. These fixed rates were achieved through interest rate swaps, and the Company accepted the higher current period interest costs to improve expected future earnings.
In the fourth quarter, the net interest margin decreased to 3.41% and it is expected to decrease further in 2009. Due to the global financial crisis and extraordinary federal interventions, short-term treasury rates at times dipped below zero in the fourth quarter. Due to usual market floors for deposit rates in its regional markets, and due to competition from distressed national financial institutions, the Company was unable to fully offset the decline in loan interest income by reducing deposit costs. The effective cost of deposits also increased due to higher FDIC insurance premiums, which are included in non-interest expense.
The yield on interest bearing assets and the cost of interest bearing liabilities decreased sequentially in each quarter of the year, primarily reflecting the reduction in short term interest rates during the year. The yield on earning assets also decreased due to the targeted run-off of higher yielding indirect auto loans and promotions of lower yielding home equity lines of credit. The cost of interest bearing liabilities reflected the benefit of targeted run-off of higher cost deposit accounts.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The loan loss provision totaled $4.6 million in 2008 compared to $4.3 million in 2007, and the year-end level of the loan loss allowance remained unchanged at 1.14% of total loans. Net loan charge-offs declined to $3.8 million from $6.0 million for these periods; charge-offs in 2007 included $4.0 million in losses recorded on one commercial credit with borrower fraud. The Company anticipates that the amount of net loan charge-offs and the loan loss provision will increase in the coming year due to the increase in potential problem loans and an expected deepening of the recession in the economy and real estate markets. While the national and global financial outlook is considered by many to be a crisis, the impact of the downturn in the Company’s lending markets is uncertain and may not be as severe as in other regions of the country. These markets generally did not experience the level of speculative development and subprime pricing that were prevalent in growth markets elsewhere in the U.S. Berkshire Bank does not participate in shared national credits and substantially all of its loan portfolio is to relationships in and around the Company’s lending areas in New England and New York.
Non-Interest Income. Non-interest income increased by 28% to $32 million in 2008 from $25 million in 2007. primarily due to the benefit of the acquired Vermont operations. Non-interest income increased by 2% over the pro forma combined 2007 non-interest income of Berkshire Hills and Factory Point, excluding restructuring charges. Deposit service fees increased by 7% over the pro forma combined 2007 deposit service fees, reflecting organic volume growth in 2008. Wealth management fees increased by 8% over this pro forma combined base, reflecting both organic growth and the benefit of the acquisition of the Center for Financial Planning in Albany in January 2008. This fee growth was achieved despite the stock market downturn, which caused a 21% reduction in fourth quarter wealth management revenues in 2008. Wealth management new business bookings in 2008 totaled $116 million, which was 15% of the starting balance. Total assets under management decreased from $781 million to $670 million due to the impact of the stock market downturn. Insurance revenues decreased by 1% in 2008. The negative impact of softer commercial renewal premiums was partially offset by organic growth in commercial insurance policies. The 59% increase in loan and swap fee revenues was mostly attributable to Berkshire Bank’s introduction of commercial loan interest rate swaps in 2008.
Non-Interest Expense. Non-interest expense increased by 9% in 2008 to $72 million from $65 million including the impact of acquired Vermont operations. Non-interest expense included $0.7 million of nonrecurring charges in 2008 and $3.0 million in 2007 related to merger, integration, and restructuring charges. Excluding these charges, and adjusting for the $2.5 million in targeted expense savings in Vermont, total non-interest expense increased by 2% in 2008 over the adjusted combined pro forma total including Berkshire Hills and Factory Point in 2007. Higher expenses included a $0.8 million increase in intangible amortization, a $0.5 million increase in loan collections expense, and a $0.6 million increase in deposit insurance premiums. The Company expects a significant increase in deposit insurance expense in 2009 due to higher ongoing and one-time FDIC premium assessments. The Company’s efficiency increased in 2008, reflecting the positive operating leverage generated by the 4% revenue growth compared to the 2% expense growth over the adjusted combined pro forma 2007 total.
Income Tax Expense. The effective tax rate was 28.4% in 2008 compared to 27.9% in 2007. The tax rate in 2008 included a rate benefit of 2.6% related to the elimination of a state tax valuation allowance as a result of growth in the Bank’s taxable income.
Results of Segment and Parent Operations. Net income of the banking segment increased to $22 million from $13 million due primarily to the same factors that affected consolidated earnings growth which were previously discussed. Net income of the insurance segment decreased by 23% to $1.9 million from $2.5 million due to the impact of soft renewal premiums and additional integration and restructuring charges in 2008. Net income of the parent increased due to earnings in the Bank. Dividends from subsidiaries were used to pay down debt, which reduced interest expense.
Comprehensive Income. Comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes changes in accumulated other comprehensive income, which consist of changes (after-tax) in the unrealized market gains and losses on securities available for sale and the net gain (loss) on derivative instruments used as cash flow hedges. The Company recorded comprehensive income of $9.5 million in 2008 compared to $14.7 million in 2007. This decrease was primarily due to unrealized losses recorded on derivative financial instruments as a result of a sharp decline in interest rates following federal interventions in the financial markets in the fourth quarter.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
Summary. Net income increased by 20% to $13.5 million in 2007, compared to $11.3 million in the prior year. Net income per diluted share increased by 12% to $1.44 in 2007 from $1.29 in 2006. Earnings growth was driven primarily by a $3.7 million increase in net interest income, a $3.6 million decrease in provision for loan losses and a $12.6 million increase in non-interest income offset by a $16.6 million increase in non-interest expense. The increases in non-interest income and non-interest expense were due primarily to the acquisition of the five insurance agencies in the fourth quarter of 2006 and Factory Point in the third quarter of 2007.
Financial highlights in 2007 included:
•	$10.0 million increase in insurance commissions and fees (from first full year of operations from acquired insurance agencies)
•	33% increase in deposit service fees
•	34% increase in wealth management fees
•	14% increase in loans (primarily from the Factory Point acquisition)
•	32% non-maturity deposit growth (23% from the Factory Point acquisition and 9% from organic growth)
Other highlights in 2007 included:
•	Acquired Factory Point Bancorp, contributing to a 17% increase in total assets
•	Opened four new branches in New York increasing our presence to ten branches in the New York Capital region
•	Introduced a new brand identity to improve our overall competitive positioning
•	First full year of operations for the expanded Berkshire Insurance Group — contributed $2.5 million in net income
•	Net interest margin of 3.38% for the fourth quarter of 2007 — highest level in fourteen quarters
•	Solid asset quality with nonperforming assets at 0.45% of total assets at December 31, 2007
Net Income. Net income increased by 20% to $13.5 million in 2007, compared to $11.3 million in the prior year. Net income in 2007 included a third quarter after-tax charge of $2.4 million ($0.25 per share) due to a $3.8 million charge from a balance sheet restructuring, $1.7 million in expenses from the Factory Point acquisition ($1.1 million after-tax), $1.3 million in other restructuring expenses ($0.8 million after-tax), and a $2.5 million provision for loan losses ($1.5 million after-tax) related to a $2.5 million charge-off for one commercial loan that was impacted by borrower fraud. Collectively, these charges lowered 2007 net income by $5.6 million. Net income in 2007 also included total costs of $4.2 million for the New York de novo branch program and the costs of the Company’s branding program, which the Company views as an investment in franchise expansion and brand awareness. The above charges were not viewed as related to usual operations. The return on average assets for the year 2007 was 0.60% and the return on average equity was 4.69% for the year. Results in 2006 included a third quarter loss of $2.1 million ($0.25 per share) due to a $5.3 million securities loss related to a securities portfolio restructuring and deleveraging. Third quarter results in 2006 also included a $6.2 million loan loss provision due to an adjustment of the loan loss allowance.

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
Non-Interest Expense. Non-interest expense increased by $16.6 million (34%) in 2007 compared to 2006. For 2007, additional expense from the acquired insurance agencies totaled $6.5 million, merger, integration and restructuring expenses increased $1.4 million, marketing expenses increased $1.1 million from the branding campaign and acquisitions, amortization of intangible assets increased $1.0 million from acquisitions, and expenses related to the de novo branch program increased by $1.5 million. The remaining $5.1 million increase (10%) in total non-interest expense was in all other non-interest expense related to higher overhead for the Company’s transition into a regional bank, together with initiatives to develop sales and products which resulted in increases in personnel, data processing and professional fees.
Income Tax Expense. The effective tax rate for 2007 was 27.9%. The effective tax rate in 2006 was 30.3%. The decrease in the effective tax rate resulted mainly from increases in tax credits and tax-exempt income in 2007.
Results of Segment Operations. Net income of the insurance segment for 2007 increased by $2.2 million due to the impact of the insurance agency acquisitions in 2006. Net income for the banking segment for 2007 increased $1.1 million due to increases in net interest income (primarily due to growth in earning assets and the Factory Point acquisition) and non-interest income (increases in deposit service and wealth management fees) as well as a decrease in the provision for loan losses offset by an increase in non-interest expense (driven by the de novo branches, marketing costs and the Factory Point merger costs).

Comprehensive Income. The Company recorded comprehensive income of $14.7 million in 2007 compared to $13.6 million in 2006. The increase in net income was partially offset by a reduction in other net comprehensive income.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST
The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 35%.

	2008			2007			2006
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans (1)	$1,980.1	$120.6	6.09%	$1,789.0	$120.1	6.71%	$1,547.3	$100.8	6.51%
Investment securities (2)	271.2	14.5	5.37	235.2	13.9	5.91	370.8	19.1	5.15
Short-term investments	12.2	0.2	1.64	4.7	0.1	3.02	4.9	0.3	6.12

Total interest-earning assets	2,263.5	135.3	5.98	2,028.9	134.1	6.61	1,923.0	120.2	6.25
Intangible assets	180.3			138.3			103.2
Other non-interest earning assets	107.0			95.2			90.1

Total assets	$2,550.8			$2,262.4			$2,116.3

Interest-bearing liabilities:
Deposits:
NOW accounts	$200.1	1.5	0.75%	$157.9	2.3	1.46%	$137.8	1.5	1.09%
Money market accounts	464.9	10.0	2.15	339.2	12.2	3.60	284.4	9.7	3.41
Savings accounts	216.4	1.6	0.74	201.6	2.2	1.09	210.6	1.9	0.90
Certificates of deposit	725.4	28.6	3.94	714.1	33.9	4.75	651.7	27.9	4.28

Total interest-bearing deposits	1,606.8	41.7	2.60	1,412.8	50.6	3.58	1,284.5	41.0	3.19
Borrowings	363.8	15.8	4.34	365.8	17.4	4.76	394.4	16.8	4.26

Total interest-bearing liabilities	1,970.6	57.5	2.92	1,778.6	68.0	3.82	1,678.9	57.8	3.44
Non-interest-bearing demand deposits	225.2			190.4			174.5
Other non-interest-bearing liabilities	11.0			5.4			7.2

Total liabilities	2,206.8			1,974.4			1,860.6
Equity	344.0			288.0			255.7

Total liabilities and equity	$2,550.8			$2,262.4			$2,116.3

Net interest-earning assets	$292.9			$250.3			$244.1

Net interest income		$77.8			$66.1			$62.4

Interest rate spread			3.06%			2.79%			2.81%
Net interest margin			3.44%			3.26%			3.24%
Interest-earning assets/interest-bearing liabilities			114.86%			114.07%			114.54%
Fully taxable equivalent adjustment		$2.1			$2.2			$2.1

(1)	The average balances of loans includes nonaccrual loans, loans held for sale, and deferred fees and costs.

(2)	The average balance of investment securities is based on amortized cost.

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

	2008 Compared with 2007			2007 Compared with 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:
Loans	$(11,686)	$12,194	$508	$2,944	$16,280	$19,224
Investment securities	(1,362)	1,979	617	2,548	(7,714)	(5,166)
Short-term investments	(92)	134	42	(103)	(11)	(114)

Total interest income	(13,140)	14,307	1,167	5,389	8,555	13,944

Interest expense:
NOW accounts	(1,318)	506	(812)	616	235	851
Money market accounts	(5,874)	3,654	(2,220)	601	1,953	2,554
Savings accounts	(783)	146	(637)	442	(77)	365
Certificates of deposit	(5,728)	533	(5,195)	2,996	2,812	5,808

Total deposits	(13,703)	4,839	(8,864)	4,655	4,923	9,578
Borrowings	(1,587)	(97)	(1,684)	1,926	(1,273)	653

Total interest expense	(15,290)	4,742	(10,548)	6,581	3,650	10,231

Change in net interest income	$2,150	$9,565	$11,715	$(1,192)	$4,905	$3,713

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the ability to meet cash needs at all times with available cash or by conversion of other assets to cash at a reasonable price and in a timely manner. At year-end 2008, the Company had $45 million in cash and equivalents due primarily to its $40 million common stock offering in the fourth quarter. The primary ongoing source of funding for the Company is dividend payments from the Bank and from Berkshire Insurance Group. Additional sources of liquidity are proceeds from borrowings and capital offerings, and from stock option exercises. The main uses of liquidity are the payment of common and preferred stockholder dividends, purchases of treasury stock, debt service on outstanding borrowings and debentures, and business acquisitions. There are certain restrictions on the payment of dividends as discussed in the Stockholders’ Equity note to the consolidated financial statements.
The Bank’s primary source of liquidity is customer deposits. Additional sources are borrowings, repayments of loans and investment securities, and the sale and repayments of investment securities. The Bank closely monitors its liquidity position on a daily basis. Sources of borrowings include advances from the FHLBB and borrowings at the Federal Reserve Bank of Boston. As of year-end 2008, based on its arrangements and collateral amounts, the Bank had potential borrowing capacity totaling $270 million with the Federal Home Loan Bank of Boston.
The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition. The Bank offers 100% insurance on all deposit balances as a result of the combination of FDIC insurance and the Massachusetts Depositors Insurance Fund. The Bank also relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors.
The Bank must satisfy various regulatory capital requirements, which are discussed in the Regulation and Supervision section of Item 1 and in the Stockholders’ Equity note to the consolidated financial statements. Please see the Equity section of the discussion of financial condition for additional information about liquidity and capital at year-end 2008. In September 2006, the Company filed a universal shelf registration with the Securities and Exchange Commission for the issuance of up to $125 million in debt securities, common stock, or preferred stock. At year-end 2008, approximately $46 million in securities remained issuable under this registration statement.

Contractual Obligations. The year-end 2008 contractual obligations were as follows:

		Less than One	One to Three	Three to Five	After Five
(In thousands)	Total	Year	Years	Years	Years

FHLBB borrowings (1)	$342,332	$77,686	$95,610	$78,000	$91,036
Junior subordinated debentures	15,464	—	—	—	15,464
Operating lease obligations (2)	42,180	2,558	4,925	4,667	30,030
Note payable	17,000	625	16,375	—	—
Purchase obligations (3)	4,777	2,945	968	864	—

Total Contractual Obligations	$421,753	$83,814	$117,878	$83,531	$136,530

(1)	Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2027 and the rates vary by borrowing.

(2)	Consists of leases, bank branches and ATMs through 2031.

(3)	Consists of obligations with multiple vendors to purchase a broad range of services.
Further information about borrowings and lease obligations is in the Borrowings and Commitment notes to the financial statements.
Off-Balance Sheet Arrangements. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For 2008 and 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS
Qualitative Aspects of Market Risk. The Bank’s most significant form of market risk is interest rate risk. The Bank seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Berkshire Bank maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position. This Committee meets monthly and reports trends and interest rate risk position to the Risk Management Committee and Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the Company’s earnings. The Bank has managed interest rate risk by emphasizing assets with shorter-term repricing durations, periodically selling long term fixed-rate assets, promoting low cost core deposits, and using FHLBB advances to structure its liability repricing durations. Berkshire Bank also uses interest rate swaps in order to enhance its interest rate risk position and manage its balance sheet.
Quantitative Aspects of Market Risk. The Company uses a simulation model to measure the potential change in net interest income that would result from both an instantaneous or ramped change in market interest rates assuming a parallel shift along the entire yield curve. The chart below shows the analysis of a ramped change. The range of the ramp was shifted up at year-end 2008 in the chart due to the very low interest rates prevailing at that date. Loans, deposits and borrowings were expected to reprice at the repricing or maturity date. The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Cash flows from loans and securities are assumed to be reinvested based on current operating conditions and strategies. Other assumptions about balance sheet mix are generally held constant. No material changes have been made to the methodologies used in the model.

Change in
Interest Rates-Basis
Points (Rate Ramp)	1 – 12 Months		13 – 24 Months
(Dollars in thousands)	$ Change	% Change	$ Change	% Change

At December 31, 2008
+ 300	$2,207	3.07%	$7,065	10.24%
+ 200	1,587	2.21	5,283	7.66
+ 100	869	1.21	2,778	4.03
- 100	(1,977)	(2.75)	(5,779)	(8.38)

At December 31, 2007
+ 200	$(1,373)	(1.88)%	$(1,704)	(2.31)%
+ 100	(732)	(1.00)	(649)	(0.88)
- 100	428	0.59	(119)	(0.16)
- 200	101	0.14	(1,971)	(2.67)

During 2008, the Company shifted from a moderately liability sensitive profile to a moderately asset sensitive profile. This shift reflects the Company’s general preference to be modestly asset sensitive and also reflects management’s expectations that inflation and interest rates will rise from recent low levels. Factors contributing to this shift included the shift in consumer lending from fixed rate indirect auto loans to prime based home equity lines, as well as the stock common and preferred stock offerings which were reinvested in short term investments and low duration mortgage backed securities at year-end. Berkshire Bank entered into $135 million in cash flow interest rate swaps to fix the rate on adjustable-rate Federal Home Loan Bank advances to match the rate duration on existing residential and commercial mortgage loans. The Company also entered into swaps to convert a $15 million fixed rate economic development bond to variable rate and to fix the interest rate on the Company’s $15 million in trust preferred debentures. Additionally, the Company also began offering back-to-back interest rate swaps to certain commercial borrowers, and thereby was able to originate adjustable rate commercial loans which the customers swapped into fixed interest rates. This allowed Berkshire Bank to fund these loans with short term deposits, including money market accounts which help the Company grow its core transaction based customer deposit franchise.
Due to the limitations and uncertainties relating to model assumptions, the above computations should not be relied on as projections of income. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. The most significant assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change as follows: NOW accounts—ranging between 0 and 40% depending on product type; money market accounts—ranging between 50 and 75% depending on the balance and product type; and savings accounts—65%. One of the significant limitations of the simulation is that it assumes parallel shifts in the yield curve. Actual interest rate risks are often more complex than this scenario. A key interest rate change in 2007 was the steepening of the yield curve in the second half of the year. Assumption changes in 2007 were based on a review of past performance and future expectations and were not viewed as material.

<This page left intentionally blank>

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.
Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

/s/ Michael P. Daly Michael P. Daly	/s/ Kevin P. Riley Kevin P. Riley
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 13, 2009	March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Berkshire Hills Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Berkshire Hills Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Berkshire Hills Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Berkshire Hills Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 16, 2009

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2008	2007
Assets
Cash and due from banks	$26,582	$33,259
Short-term investments	18,216	7,883

Total cash and cash equivalents	44,798	41,142
Trading security	18,144	—
Securities available for sale, at fair value	274,380	195,921
Securities held to maturity (fair values of $26,729 and $39,689)	25,872	39,456
Restricted equity securities	23,120	23,120

Residential mortgages	677,254	657,045
Commercial mortgages	805,456	704,764
Commercial business loans	178,934	203,564
Consumer loans	345,508	378,643

Total loans	2,007,152	1,944,016
Less: Allowance for loan losses	(22,908)	(22,116)

Net loans	1,984,244	1,921,900

Premises and equipment, net	37,448	38,806
Goodwill	161,178	161,632
Other intangible assets	17,652	20,820
Cash surrender value of life insurance	35,668	35,316
Other assets	44,225	35,319

Total assets	$2,666,729	$2,513,432

Liabilities
Demand deposits	$233,040	$231,994
NOW deposits	190,828	213,150
Money market deposits	448,238	439,341
Savings deposits	211,156	210,186
Time deposits	746,318	727,892

Total deposits	1,829,580	1,822,563
Short-term debt	23,200	92,800
Long term Federal Home Loan Bank advances	318,957	221,674
Other long-term debt	17,000	20,000
Junior subordinated debentures	15,464	15,464
Other liabilities	54,103	14,094

Total liabilities	2,258,304	2,186,595
Commitments and contingencies (See note 15)

Stockholders’ equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; 40,000 shares with $1,000 liquidation value in 2008 and no shares issued in 2007)	36,822	—
Common stock ($.01 par value; 26,000,000 shares authorized; 14,238,825 shares issued in 2008 and 12,513,825 in 2007)	142	125
Additional paid-in capital	307,620	266,134
Unearned compensation	(1,905)	(2,009)
Retained earnings	127,773	113,387
Accumulated other comprehensive (loss) income	(11,574)	1,217
Treasury stock (1,985,381 shares in 2008 and 2,021,120 shares in 2007)	(50,453)	(52,017)

Total stockholders’ equity	408,425	326,837

Total liabilities and stockholders’ equity	$2,666,729	$2,513,432

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006
Interest and dividend income
Loans	$120,567	$120,059	$100,836
Securities	12,460	11,743	16,957
Other	184	142	258

Total interest and dividend income	133,211	131,944	118,051
Interest expense
Deposits	41,733	50,597	41,044
Borrowings and junior subordinated debentures	15,738	17,422	16,767

Total interest expense	57,471	68,019	57,811

Net interest income	75,740	63,925	60,240
Non-interest income
Deposit service fees	9,782	7,747	5,803
Wealth management fees	5,704	4,407	3,287
Insurance commissions and fees	13,619	13,728	3,757
Loan and swap fees	1,229	772	692

Total fee income	30,334	26,654	13,539
Loss on sales of securities, net	(22)	(591)	(3,130)
Loss on sale of loans and prepayment of borrowings	—	(3,130)	—
Other	1,283	1,710	1,639

Total non-interest income	31,595	24,643	12,048

Total net revenue	107,335	88,568	72,288
Provision for loan losses	4,580	4,300	7,860
Non-interest expense
Salaries and employee benefits	38,282	34,018	24,708
Occupancy and equipment	11,238	9,945	7,699
Marketing, data processing, and professional services	8,761	8,598	6,648
Merger, integration and restructuring	683	2,956	1,510
Amortization of intangible assets	3,830	3,058	2,035
Other	8,905	6,919	6,268

Total non-interest expense	71,699	65,494	48,868

Income from continuing operations before income taxes	31,056	18,774	15,560
Income tax expense	8,812	5,239	4,668

Net income from continuing operations	22,244	13,535	10,892
Income from discontinued operations before income taxes	—	—	606
Income tax expense	—	—	235

Net income from discontinued operations	—	—	371

Net income	$22,244	$13,535	$11,263

Basic earnings per share
Continuing operations	$2.08	$1.47	$1.28
Discontinued operations	—	—	0.04

Total	$2.08	$1.47	$1.32

Diluted earnings per share
Continuing operations	$2.06	$1.44	$1.25
Discontinued operations	—	—	0.04

Total	$2.06	$1.44	$1.29

Weighted average shares outstanding
Basic	10,700	9,223	8,538
Diluted	10,791	9,370	8,730
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

							Accumulated
				Additional	Unearned		other comp-
	Common stock		Preferred	paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	stock	capital	sation	earnings	income (loss)	stock	Total
Balance at December 31, 2005	8,540	$106	$—	$198,667	$(1,435)	$99,429	$(2,239)	$(48,462)	$246,066

Comprehensive income:
Net income	—	—	—	—	—	11,263	—	—	11,263
Other net comprehensive income	—	—	—	—	—	—	2,331	—	2,331

Total comprehensive income									13,594
Cash dividends declared ($0.56 per share)	—	—	—	—	—	(4,834)	—	—	(4,834)
Treasury stock purchased/transferred	(76)	—	—	—	—	—	—	(2,876)	(2,876)
Exercise of stock options	197	—	—	—	—	(127)	—	3,556	3,429
Reissuance of treasury stock — other	53	—	—	853	—	—	—	935	1,788
Stock-based compensation	—	—	—	195	—	—	—	—	195
Tax benefit from stock compensation	—	—	—	1,260	—	—	—	—	1,260
Change in unearned compensation	—	—	—	—	(461)	—	—	—	(461)

Balance at December 31, 2006	8,713	106	—	200,975	(1,896)	105,731	92	(46,847)	258,161

Comprehensive income:
Net income	—	—	—	—	—	13,535	—	—	13,535
Other net comprehensive income	—	—	—	—	—	—	1,125	—	1,125

Total comprehensive income									14,660
Acquisition of Factory Point Bancorp, Inc.	1,913	19	—	63,331	—	—	—	—	63,350
Cash dividends declared ($0.58 per share)	—	—	—	—	—	(5,398)	—	—	(5,398)
Treasury stock purchased	(290)	—	—	—	—	—	—	(7,822)	(7,822)
Forfeited shares	(41)	—	—	(36)	—	—	—	(1,112)	(1,148)
Exercise of stock options	132	—	—	—	—	(481)	—	2,598	2,117
Reissuance of treasury stock — other	66	—	—	1,001	—	—	—	1,166	2,167
Stock-based compensation	—	—	—	187	—	—	—	—	187
Tax benefit from stock compensation	—	—	—	676	—	—	—	—	676
Change in unearned compensation	—	—	—	—	(113)	—	—	—	(113)

Balance at December 31, 2007	10,493	125	—	266,134	(2,009)	113,387	1,217	(52,017)	326,837

Comprehensive income:
Net income	—	—	—	—	—	22,244	—	—	22,244
Other net comprehensive loss	—	—	—	—	—	—	(12,791)	—	(12,791)

Total comprehensive income									9,453
Issuance of preferred stock	—	—	36,802	—	—	—	—	—	36,802
Fair value of warrant issued with preferred stock	—	—	—	3,198	—	—	—	—	3,198
Issuance of common stock	1,725	17	—	38,504	—	—	—	—	38,521
Cash dividends declared ($0.63 per share)	—	—	—	—	—	(6,837)	—	—	(6,837)
Treasury stock purchased	(200)	—	—	—	—	—	—	(4,880)	(4,880)
Forfeited shares	(3)	—	—	(5)	70	—	—	(65)	—
Exercise of stock options	185	—	—	—	—	(1,206)	—	4,714	3,508
Reissuance of treasury stock — other	53	—	20	(193)	—	185	—	1,795	1,807
Stock-based compensation	—	—	—	55	—	—	—	—	55
Tax loss from stock compensation	—	—	—	(73)	—	—	—	—	(73)
Change in unearned compensation	—	—	—	—	34	—	—	—	34

Balance at December 31, 2008	12,253	$142	$36,822	$307,620	$(1,905)	$127,773	$(11,574)	$(50,453)	$408,425

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006
Cash flows from operating activities:
Continuing operations:
Net income	$22,244	$13,535	$10,892
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Provision for loan losses	4,580	4,300	7,860
Net amortization of securities	173	250	943
Net loan amortization and deferrals	2,949	3,767	2,981
Premises depreciation and amortization expense	3,835	3,404	2,831
Stock-based compensation expense	1,635	1,604	1,338
Excess tax loss (benefit) from stock-based payment arrangements	73	(676)	(1,260)
Amortization of other intangibles	3,830	3,058	2,035
Increase in cash surrender value of bank owned life insurance	(352)	(1,078)	(1,034)
Loss on sales of securities, net	22	591	3,130
Loss on sale of loans	—	1,950	—
Loss on prepayment of borrowings	—	1,180	—
Deferred income tax provision (benefit), net	905	986	(1,762)
Net change in other	(704)	(9,440)	(3,540)

Net cash provided by continuing operating activities	39,190	23,431	24,414

Discontinued operations:
Pre-tax income	—	—	606

Net cash provided by discontinued operations	—	—	606

Total net cash provided by operating activities:	39,190	23,431	25,020

Cash flows from investing activities:
Trading account security purchased	(15,000)	—	—
Securities available for sale:
Sales	10,058	59,141	190,009
Proceeds from maturities, calls, and prepayments	25,307	31,152	46,138
Purchases	(98,918)	(45,810)	(40,155)
Securities held to maturity:
Proceeds from maturities, calls, and prepayments	30,065	14,850	16,319
Purchases	(16,481)	(14,344)	(26,379)
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
Years Ended December 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006

Increase in loans, net	(70,744)	(77,679)	(279,458)
Proceeds from sales of loans	—	55,612	—
Additions to premises and equipment, net	(2,477)	(5,571)	(6,095)
Net cash paid for business acquisitions	(1,090)	(8,050)	(22,541)

Net cash (used) provided by continuing investing activities	(139,280)	9,301	(122,162)

Cash flows from financing activities:
Net increase in deposits	7,017	31,598	150,720
Proceeds from Federal Home Loan Bank advances	145,000	150,214	257,014
Repayments of Federal Home Loan Bank advances	(102,317)	(216,127)	(324,462)
Proceeds from notes payable	—	35,000	15,000
Repayments of notes payable	(18,000)	(15,000)	—
Proceeds from issuance of preferred stock and warrant	40,000	—	—
Proceeds from common stock issuance	38,521	—	—
Payments to acquire treasury stock	(4,880)	(7,822)	(2,876)
Proceeds from reissuance of treasury stock	5,315	4,284	5,218
Excess tax loss (benefit) from stock-based payment arrangements	(73)	676	1,260
Cash dividends paid	(6,837)	(5,398)	(4,834)

Net cash provided (used) by financing activities	103,746	(22,575)	97,040

Net change in cash and cash equivalents	3,656	10,157	(102)

Cash and cash equivalents at beginning of year	41,142	30,985	31,087

Cash and cash equivalents at end of year	$44,798	$41,142	$30,985

Supplemental cash flow information:
Interest paid on deposits	$42,089	$50,759	$40,992
Interest paid on borrowed funds	14,902	17,686	16,760
Income taxes paid, net	6,043	5,405	931
Fair value of non-cash assets acquired	837	376,656	9,835
Fair value of liabilities assumed	—	305,592	3,492
Fair value of common stock issued in acquisition	—	63,350	—
Due to broker, investment purchase	19,895	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Years Ended December 31, 2008, 2007 and 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and consolidation
The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered savings bank headquartered in Pittsfield, Massachusetts. These financial statements include the accounts of Berkshire Hills Bancorp, Inc. and its wholly-owned subsidiaries, Berkshire Insurance Group and Berkshire Bank, together with the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York chartered limited-purpose commercial bank. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.
Business
Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, businesses, not-for-profit organizations, and municipalities through its offices in western Massachusetts, southern Vermont and northeastern New York. Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts. Its primary lending products are residential mortgages, commercial mortgages, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services; it also offers interest rate swap contracts to commercial customers. The Company offers wealth management services including trust, financial planning, and investment services. The Company is an agent for complete lines of property and casualty, life, disability, and health insurance.
Business segments
An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp, Inc. Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services. Insurance includes the activities of Berkshire Insurance Group, which provides commercial and consumer insurance services. The only other consolidated financial activity of the Company consists of the transactions of Berkshire Hills Bancorp Inc.
Use of estimates
In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses; the valuation of deferred tax assets; the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses; the determination of other than temporary impairment of investment securities; and the determination of fair value of financial instruments.
Cash and cash equivalents
Cash and cash equivalents include cash, balances due from banks, and short-term investments, all of which mature within ninety days. Cash and cash equivalents are carried at cost.

Trading account security
The Company elected the fair value option permitted by Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, on an economic bond originated in 2008. The bond has been designated as a trading account security and is recorded at fair value, with unrealized gains and losses recorded through earnings each period as part of non-interest income.
Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. All other securities, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted equity securities are reflected at cost and consist of $21.1 million of stock in the Federal Home Loan Bank of Boston (“FHLBB”) and $2.0 million of stock in the Savings Bank Life Insurance Company of Massachusetts. The Bank is a member of the FHLBB, which requires that members maintain an investment in FHLBB stock, which may be redeemed based on certain conditions. There are no quoted market prices for restricted equity securities. FHLBB stock redemptions may be delayed in the future. Please see the note on Subsequent Events.
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
Loans
The Bank originates residential mortgage, commercial mortgage, commercial business, and consumer loans to customers. A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont, northeastern New York, and in the Bank’s New England lending areas. The ability of many of the Bank’s debtors to honor their contracts is dependent, among other things, on the economies and real estate markets in these areas.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and any premiums or discounts on loans purchased or acquired through mergers. Interest income is accrued on the unpaid principal balance. Direct loan originations costs, net of any origination fees, in addition to premiums and discounts on loans, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans generally continue accruing to one hundred and twenty days delinquent at which time they are charged off. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income except for certain loans designated as well-secured. The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for loan losses
The allowance for loan losses is established through a provision for loan losses charged to earnings to account for inherent losses that are probable at the financial statement date and which can be reasonably estimated. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the composition and volume of the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company’s loans that have been identified as impaired have been measured by the fair value of existing collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans or residential mortgage loans for impairment disclosures.
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

Mortgage servicing rights
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.
Premises and equipment
Land is carried at cost. Buildings and improvements and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the initial term of the lease, plus optional terms if certain conditions are met.
Goodwill and other intangibles
The tangible assets, identifiable intangible assets, and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. The fair values of tangible assets and liabilities are established based on specific guidance set forth in SFAS No. 141, "Business Combinations”. Identifiable intangible assets arise from contractual or other legal rights. The fair values of these assets are generally determined based on appraisals. Deferred tax liabilities or assets are recognized for differences between the assigned value and the tax basis of the recognized assets and acquired liabilities. Premiums and discounts recorded on interest-bearing assets and liabilities are recognized as an adjustment of interest yield or cost using the interest method, or based on a straight-line amortization over an estimated average life if that is the most practicable estimate. Identifiable intangible assets are subsequently amortized on a straight-line basis or an accelerated basis over their estimated lives. Management assesses the recoverability of intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value, an impairment charge is recorded to income.
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

Income taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No.109”), which results in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Valuation allowances are then recorded as necessary to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities, and the related valuation allowance, are adjusted accordingly through the provision for income taxes. The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.
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
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No.48”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management reviews the inventory of tax positions taken at each reporting period to assess the more-likely-than-not recognition threshold proposed by FIN 48. Previously recognized tax positions that no longer meet the more-likely-than not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
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
Stock-based compensation
In accordance with SFAS No. 123R, “Share Based Payment”, the fair value of restricted stock and stock options is determined on the date of grant. The fair value of restricted stock is recorded as unearned compensation. The deferred expense is amortized to compensation expense ratably over the longer of the required service period or performance period. For performance-based restricted stock awards, the Company estimates the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change.
Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that is less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then as compensation expense for the remaining amount.

Earnings per common share
Earnings per common share have been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006

Net income applicable to common stock	$22,244	$13,535	$11,263

Average number of common shares issued	12,869	11,135	10,600
Less: average number of treasury shares	(2,046)	(1,812)	(1,963)
Less: average number of unvested stock award shares	(123)	(100)	(99)

Average number of basic shares outstanding	10,700	9,223	8,538
Plus: dilutive effect of unvested stock award shares	123	100	78
Plus: dilutive effect of stock options outstanding	(32)	47	114

Average number of diluted shares outstanding	10,791	9,370	8,730

Earnings per average basic share	$2.08	$1.47	$1.32
Earnings per average diluted share	$2.06	$1.44	$1.29
For the year 2008, 115 thousand shares of restricted stock were anti-dilutive and therefore excluded from the earnings per share calculations. At year-end 2008, the warrant to purchase 226 thousand shares of common stock that was granted to the U.S. Treasury on December 19, 2008 was not dilutive to earnings per share. See note on Stockholders’ Equity.
Wealth management assets
Wealth management assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.
Derivative instruments and hedging activities
The Company enters into interest rate swap agreements as part of the Company’s interest rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on the Company’s intended use for the interest rate swap at inception, the Company designates the derivative as either an economic hedge of an asset or liability or a hedging instrument subject to the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.
For interest rate swaps subject to SFAS No. 133, the Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the various hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception and for each reporting period thereafter, to assess whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.
The Company has characterized its interest rate swaps subject to SFAS No. 133 hedge accounting as cash flow hedges. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate fluctuations, and are recorded in other assets or liabilities within the Company’s balance sheets. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any hedge ineffectiveness assessed as part of the Company’s quarterly analysis is recorded directly to earnings.
Interest rate swaps designated as economic hedges are also recorded at fair value within other assets or liabilities. Changes in the fair value of these derivatives are recorded directly through earnings.

Off-balance sheet financial instruments
In the ordinary course of business, the Bank enters into other off-balance sheet financial instruments, consisting primarily of credit related financial instruments. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.
Fair Value of Financial Assets and Liabilities
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles based on exit price, and expands disclosures about fair value measurements.
The Company elected to carry its trading account security at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities". SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.
When available, the fair values of the Company’s financial instruments are based on quoted market prices. If such quoted market prices are not available, fair value is based primarily on inputs that are observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s credit worthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.
Recent accounting pronouncements
Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards, Staff Positions , and Interpretations
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement became effective for the Company in 2008; please see the note on Fair Value Measurements. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No.157.” This FSP defers the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of this Staff Position will have a material impact on its financial position, results of operations or cash flows. In October, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective immediately upon issuance, and did not have a material impact on the financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS No. 115. This Statement permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement was adopted by the Company on January 1, 2008 and did not have a material impact on the Company’s financial statements. The Company has elected to apply this statement to its trading account security.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement became effective for all business combinations for which the acquisition date is on or after January 1, 2009. The Statement will change the Company’s accounting treatment for business combinations on a prospective basis.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on the Company’s financial statements.
In December 2008, the FASB issued FSP No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP No. 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Company’s financial statements.
FASB Emerging Issues Task Force Issues
At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. This EITF was adopted by the Company on January 1, 2008 and did not have a material impact on the Company’s financial statements.

In March 2007, the FASB ratified the consensus of the EITF and released Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” This Issue addresses questions raised about whether the consensus reached in Issue 06-4 should apply to collateral assignment split-dollar life insurance arrangements and the recognition and measurement of the employer’s asset in such arrangements. The EITF concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 based on the substantive agreement with the employee. In addition the EITF reached a conclusion that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar arrangement based on what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. This EITF was adopted by the Company on January 1, 2008 and did not have a material impact on the Company’s financial statements.
Securities and Exchange Commission Bulletins
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB No. 109”). SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 became effective for the Company for derivative loan commitments issued or modified beginning on January 1, 2008. SAB No. 109 did not have a material impact on the Company’s financial position, results of operations or cash flows.
2. MERGERS AND ACQUISITIONS
In January 2008, the Company acquired the Center for Financial Planning (“CFP”) in Albany, New York. This acquisition provides a foundation for the Bank’s New York region wealth management and investment services. The acquisition was accounted for as a purchase transaction with all cash consideration funded through internal sources. The operating results of CFP are included with the Company’s results of operations since the date of acquisition. The purchase of CFP did not significantly impact the Company’s financial statements.
On September 21, 2007, the Company completed its acquisition of Factory Point Bancorp, Inc. and its subsidiary, Factory Point National Bank of Manchester Center, (collectively “Factory Point”) for $79.4 million, including the assumption of Factory Point stock options. Under the terms of the agreement, the Company issued 1,913,353 shares of the Company’s common stock and paid $16.0 million in cash in exchange for all outstanding Factory Point shares and also assumed all outstanding Factory Point stock options. Concurrent with the merger of Berkshire Hills Bancorp and Factory Point Bancorp, the Bank and Factory Point National Bank merged, with the Bank surviving. The results of operations for Factory Point are included in the financial statements subsequent to the acquisition date.
On October 31, 2006, the Company acquired five western Massachusetts insurance agencies. The acquisitions were accounted for under the purchase method of accounting, with their results from operations included in the Company’s financial statements beginning on the acquisition date. The purchase price of $22.5 million was paid in cash. Additionally, the Company recorded $2.9 million in conditional purchase consideration based on performance targets in 2007 which was recorded to goodwill.

3. CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes cash on hand, amounts due from banks, and short-term investments with original maturities of three months or less. The Bank generally maintains cash balances in other financial institutions in excess of federally insured deposit limits. Short-term investments included $14.3 million pledged as collateral support for derivative financial contracts at year-end 2008; there were no amounts pledged at year-end 2007. The Federal Reserve system requires nonmember banks to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement included in cash and equivalents was $8.0 million and $6.0 million at year-end 2008 and 2007, respectively.
4. TRADING ACCOUNT SECURITY
During the second quarter of 2008, the Company originated a $15.0 million economic development bond that is being accounted for at fair value in accordance with SFAS No. 159’s fair value election. The security had an amortized cost of $15.0 million and a fair value of $18.1 million at year-end 2008. As discussed further in the note on derivative instruments and hedging activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. In accordance with the guidance of SFAS No. 159, this security is classified as a trading security. The Company does not purchase securities with the intent of selling them in the near term, thus there are no other securities in the trading portfolio at year-end 2008.

5. SECURITIES
A summary of securities available for sale (“AFS”) and securities held to maturity (“HTM”) follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2008

Securities available for sale
Debt securities:
Municipal bonds and obligations	$76,843	$401	$(1,830)	$75,414
Mortgaged-backed securities	174,896	2,275	(193)	176,978
Other bonds and obligations	24,341	170	(3,622)	20,889

Total debt securities	276,080	2,846	(5,645)	273,281
Equity securities:
Marketable equity securities	1,177	32	(110)	1,099

Total securities available for sale	277,257	2,878	(5,755)	274,380

Securities held to maturity
Municipal bonds and obligations	25,066	860	—	25,926
Mortgaged-backed securities	806	1	(4)	803

Total securities held to maturity	25,872	861	(4)	26,729

Total	$303,129	$3,739	$(5,759)	$301,109

December 31, 2007

Securities available for sale
Debt securities:
Municipal bonds and obligations	$74,223	$1,028	$(65)	$75,186
Mortgaged-backed securities	103,387	1,152	(21)	104,518
Other bonds and obligations	15,601	38	(374)	15,265

Total debt securities	193,211	2,218	(460)	194,969
Equity securities:
Marketable equity securities	793	197	(38)	952

Total securities available for sale	194,004	2,415	(498)	195,921

Securities held to maturity
Municipal bonds and obligations	36,981	377	(125)	37,233
Mortgaged-backed securities	2,475	—	(19)	2,456

Total securities held to maturity	39,456	377	(144)	39,689

Total	$233,460	$2,792	$(642)	$235,610

At year-end 2008 and 2007, accumulated net unrealized (losses) gains on AFS securities included in accumulated other comprehensive (loss) income were $(2.9) million and $1.9 million, net of the related income tax benefit (expense) of $1.2 million and $(0.7) million.

The amortized cost and estimated fair value of AFS and HTM securities by contractual maturity at year-end 2008 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are therefore shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$2,365	$2,380	$7,662	$7,662
Over 1 year to 5 years	15,635	15,824	1,376	1,380
Over 5 years to 10 years	27,413	27,311	2,150	2,212
Over 10 years	55,771	50,788	13,878	14,672

Total bonds and obligations	101,184	96,303	25,066	25,926

Marketable equity securities	1,177	1,099	—	—
Mortgage-backed securities	174,896	176,978	806	803

Total	$277,257	$274,380	$25,872	$26,729

At year-end 2008 and 2007, the Company had pledged securities as collateral for certain municipal deposits, to the Federal Reserve Bank of Boston for certain customer deposits, and for interest rate swaps with certain counterparties. The total amortized cost and fair values on these pledged securities were as follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the Federal Home Loan Bank of Boston (“FHLBB”), as discussed further in the Borrowings and Junior Subordinated Debentures note.

	2008		2007
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Securities pledged to swap counterparties	$9,844	$10,032	$—	$—
Securities pledged for municipal deposits	8,257	8,480	8,394	8,520
Securities pledged to the Federal Reserve Bank of Boston	3,219	3,221	4,212	4,280

Total	$21,320	$21,733	$12,606	$12,800

Proceeds from the sale of AFS securities in 2008, 2007, and 2006 were $10.1 million, $59.1 million and $190.0 million respectively. The components of net realized gains (losses) on the sale of AFS securities were as follows, these amounts were reclassified out of accumulated other comprehensive income and into earnings:

(In thousands)	2008	2007	2006

Gross realized gains	$62	$88	$2,449
Gross realized losses	84	679	5,579

Net realized losses	$(22)	$(591)	$(3,130)

The income tax benefit attributable to net realized losses in 2008, 2007, and 2006 was $7 thousand, $216 thousand, and $1.2 million, respectively. Realized gains and losses from the sales of AFS and HTM securities were determined using the specific identification method.

Year-end securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value

December 31, 2008

Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,585	$39,573	$245	$4,070	$1,830	$43,643
Mortgaged-backed securities	139	16,292	54	2,142	193	18,434
Other bonds and obligations	472	3,741	3,150	7,142	3,622	10,883

Total debt securities	2,196	59,606	3,449	13,354	5,645	72,960
Equity securities:
Marketable equity securities	—	85	110	640	110	725

Total securities available for sale	2,196	59,691	3,559	13,994	5,755	73,685

Securities held to maturity
Municipal bonds and obligations	—	—	—	—	—	—
Mortgaged-backed securities	—	—	4	553	4	553

Total securities held to maturity	—	—	4	553	4	553

Total	$2,196	$59,691	$3,563	$14,547	$5,759	$74,238

December 31, 2007

Securities available for sale
Debt securities:
Municipal bonds and obligations	$5	$2,255	$60	$3,274	$65	$5,529
Mortgaged-backed securities	—	149	21	6,713	21	6,862
Other bonds and obligations	254	5,026	120	4,939	374	9,965

Total debt securities	259	7,430	201	14,926	460	22,356
Equity securities:
Marketable equity securities	38	412	—	—	38	412

Total securities available for sale	297	7,842	201	14,926	498	22,768

Securities held to maturity:
Municipal bonds and obligations	125	8,423	—	—	125	8,423
Mortgaged-backed securities	2	1,382	17	1,032	19	2,414

Total securities held to maturity	127	9,805	17	1,032	144	10,837

Total	$424	$17,647	$218	$15,958	$642	$33,605

Management evaluates AFS and HTM securities for other than-temporary-impairment (“OTTI”) at least quarterly. Securities are evaluated individually based on various factors including, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery of cost. Declines in the fair value of securities below their cost that are deemed to be other than temporarily impaired, are recognized through earnings as realized losses in the period in which the impairment is identified. Based on management’s review, there were no securities deemed impaired on an other-than-temporary basis in 2008, 2007, and 2006.

Securities with unrealized losses increased in 2008 due to the widespread disruption in financial markets in the fourth quarter, offset in part by very low interest rates resulting from the Federal Reserve Bank’s stabilizing interventions. Unrealized losses on these securities were caused by increases in market interest rates relative to the contractual interest rates of the securities. The higher market rates generally reflected higher perceived risk in the overall credit markets and lower liquidity in the markets for these securities at year-end 2008. The unrealized losses were generated by 130 securities, primarily from the AFS debt portfolio, with a total amortized cost of $80.0 million. Municipal bonds and mortgage-backed securities comprised approximately $2 million of the gross unrealized losses at year-end 2008. All available for sale debt securities were rated investment grade as of year-end 2008. Additionally, the mortgage pools underlying the securities in the mortgage-backed securities portfolio are backed by one of three government-sponsored agencies: the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Home Mortgage Association (“GNMA”). The Company has the intent and ability to hold the securities until maturity and believes in the overall recoverability of the amortized cost. Accordingly, the Company has not recognized any other-than-temporary impairment for securities in the municipal bond or mortgage-backed portfolios. There was no unrealized loss on held to maturity municipal securities at year-end 2008. The issuers of these securities are unrated local governments and non-profit organizations and the interest rates on these securities were above year-end origination rates that were used to establish their value and the credit outlook for these companies remained stable at year-end 2008.
Other bonds and obligations, including corporate debentures and trust-preferred securities, made up $3.6 million of the gross unrealized losses at year-end 2008. Unrealized losses on these securities resulted from overall increases in market rates reflecting higher credit risk spreads and lower market liquidity at year-end 2008. The unrealized loss included one investment grade-rated $2.6 million security with a $700 thousand fair value which was the only pooled trust preferred security owned by the Company. Securities in these portfolios were rated investment grade at year-end 2008. The portfolios’ credit quality declined modestly during 2008, but there were no individual downgrades of more than one rating throughout the year. The Company has the intent and ability to hold the securities in these portfolios for a period of time necessary to recover the amortized cost thus no other-than-temporary impairment was recognized.
6. LOANS
Year-end loans consisted of the following:

(In thousands)	2008	2007
Residential mortgages
1-4 family	$642,733	$610,231
Construction	34,521	46,814

Total residential mortgages	677,254	657,045

Commercial mortgages
Construction	129,704	125,349
Single and multifamily	69,964	69,724
Other	605,788	509,691

Total commercial mortgages	805,456	704,764

Commercial business	178,934	203,564

Consumer
Auto	134,846	196,748
Home equity and other	210,662	181,895

Total consumer	345,508	378,643

Total loans	$2,007,152	$1,944,016

Included in year-end total loans were the following:

Unamortized net loan origination costs	$8,329	$9,574
Unamortized net premium on purchased loans	129	199

Total unamortized net costs and premiums	$8,458	$9,773

Activity in the allowance for loan losses was as follows:

(In thousands)	2008	2007	2006

Balance at beginning of year	$22,116	$19,370	$13,001
Provision for loan losses	4,580	4,300	7,860
Transfer of commitment reserve	—	—	(425)
Allowance attributed to acquired loans	—	4,453	—
Loans charged-off	(4,442)	(6,376)	(1,776)
Recoveries	654	369	710

Balance at end of year	$22,908	$22,116	$19,370

Most of the Company’s lending activity occurs within its primary markets in western Massachusetts, southern Vermont and northeastern New York, along with commercial loan originations in Massachusetts, Connecticut, and Rhode Island. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. As of year-end 2008, loans to operators of nonresidential buildings totaled $231 million, or 11.5% of total loans. There were no other concentrations of loans related to any one industry in excess of 10% of total loans at year-end 2008 or 2007.
At year-end 2008 and 2007, the Bank’s commitments outstanding to related parties totaled $10.5 million and$11.0 million, respectively, and the loans outstanding against these commitments totaled $6.4 million and $6.5 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members. For the years 2008 and 2007, all related party loans were performing. Year-end Bank aggregate extensions of credit to one related party totaled $4.6 million in 2008 and $5.4 million in 2007. In 2008, there were new extensions of credit to this party in the amount of $30 thousand and no new extensions to this party in 2007. Reductions of extensions of credit (including loan repayments) to this party were $0.8 million and $0.4 million in 2008 and 2007 respectively.

The following is summary information pertaining to impaired loans and non-accrual loans as of year-end (unless otherwise stated):

(In thousands)	2008	2007	2006

Investment in impaired loans	$28,607	$14,751	$13,632
Impaired loans with no valuation allowance	21,503	7,224	5,115
Impaired loans with a valuation allowance	7,104	7,527	8,517
Specific valuation allowance allocated to impaired loans	1,014	1,230	812
Average investment in impaired loans during the year	16,293	9,259	2,954
Cash basis impaired loan income received during the year	560	881	290
Non-accrual loans	12,171	10,508	7,592
Total loans past due ninety days or more and still accruing	923	823	281
7. PREMISES AND EQUIPMENT
Year-end premises and equipment are summarized as follows:

(In thousands)	2008	2007

Land	$4,146	$4,175
Buildings and improvements	33,335	32,512
Furniture and equipment	20,732	18,794
Construction in process	254	555

Premises and equipment, gross	58,467	56,036
Accumulated depreciation and amortization	(21,019)	(17,230)

Premises and equipment, net	$37,448	$38,806

Depreciation and amortization expense for the years 2008, 2007 and 2006 amounted to $3.8 million, $3.4 million, and $2.8 million, respectively.
8. GOODWILL AND OTHER INTANGIBLES
The components of total goodwill were as follows:

(In thousands)	2008	2007

Woronoco acquisition	$77,954	$77,954
Factory Point acquisition	53,014	53,721
Insurance agencies	23,176	23,176
Other	7,034	6,781

Total	$161,178	$161,632

No impairments of goodwill were recognized by the Company for the years 2008, 2007, and 2006.

The components of total other intangible assets were as follows:

	Gross		Net
	Intangible	Accumulated	Intangible
(In thousands)	Assets	Amortization	Assets
December 31, 2008
Non-maturity deposits	$16,978	$(5,718)	$11,260
Insurance contracts	7,463	(1,708)	5,755
Non-compete agreements	2,318	(2,318)	—
All other intangible assets	1,037	(400)	637

Total	$27,796	$(10,144)	$17,652

December 31, 2007
Non-maturity deposits	$16,978	$(3,140)	$13,838
Insurance contracts	7,463	(961)	6,502
Non-compete agreements	2,318	(1,996)	322
All other intangible assets	375	(217)	158

Total	$27,134	$(6,314)	$20,820

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from five to ten years. Amortization expense related to intangible assets totaled $3.8 million in 2008, $3.1 million in 2007, and $2.0 million in 2006. Gross intangible assets related to wealth management contracts increased by $722 thousand in 2008 in connection with the Center for Financial Planning acquisition.
The estimated aggregate future amortization expense for intangible assets remaining as of year-end 2008 is as follows: 2009- $3.3 million; 2010- $3.3 million; 2011- $3.3 million; 2012- $2.8 million; 2013- $1.9 and thereafter- $3.0 million.
9. OTHER ASSETS
Year-end other assets are summarized as follows:

(In thousands)	2008	2007

Loans held for sale	$1,768	$3,444
Net deferred tax asset	12,235	4,310
Capitalized mortgage servicing rights	901	1,203
Accrued interest receivable	8,995	10,077
Investment in tax credits	4,908	4,799
Foreclosed and repossesed assets	871	1,327
Derivative assets	3,740	—
Other	10,807	10,159

Total other assets	$44,225	$35,319

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $110.9 million, $128.0 million, and $90.3 million at year-end 2008, 2007, and 2006, respectively. Capitalized mortgage servicing rights represent the capitalized net present value of fee income streams generated from servicing these loans. The fair value of these rights is based on discounted cash flow projections. The fair value approximated carrying value at year-end 2008 and 2007, and no impairment charges were recognized at these dates. Contractually specified servicing fees were $178 thousand, $72 thousand, and $97 thousand for the years 2008, 2007, and 2006, respectively. The significant assumptions used in the valuation at year-end 2008 included a discount rate of 10% and a pre-payment speed assumption of 12.2%.

The components of mortgage servicing rights were as follows:

(In thousands)	2008	2007	2006

Balance at beginning of year	$1,203	$986	$1,168
Additions	—	395	—
Amortization	(302)	(178)	(182)

Balance at end of year	$901	$1,203	$986

10. DEPOSITS
A summary of year-end time deposits is as follows:

(In thousands)	2008	2007
Maturity date:
Within 1 year	$453,435	$596,319
Over 1 year to 2 years	149,452	67,767
Over 2 years to 3 years	67,506	18,245
Over 3 years to 4 years	19,511	9,261
Over 4 years to 5 years	52,286	12,841
Over 5 years	4,128	23,459

Total	$746,318	$727,892

Account balance:
Less than $100,000	$394,655	$429,884
$100,000 or more	351,663	298,008

Total	$746,318	$727,892

11. BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES
Short-term debt includes FHLBB advances with an original maturity of less than one year and outstanding borrowings on lines of credit. Total short-term debt was $23.2 million and $92.8 million at year-end 2008 and 2007, respectively. The weighted-average interest rates on total short-term debt at year-end 2008 and 2007 were 0.37% and 3.50%, respectively.
The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. The Bank had no borrowings with the Federal Reserve Bank in 2008, 2007, or 2006.
At year-end 2008, the Company had a $15.0 million unsecured line of credit. At year-end 2007, the Company had two unsecured lines of credit totaling $30.0 million. The interest on these lines of credit was variable, based on either prime or overnight LIBOR rates. There was no outstanding balance on the line of credit at year-end 2008. The outstanding balance on lines of credit was $15.0 million at year-end 2007.

At year-end 2008 and 2007, other long-term debt consisted of unsecured term notes totaling $17.0 million and $20 million, respectively, maturing in September 2010. These loans bear interest based either on prime or short-term LIBOR rates. The year end weighted-average interest rates on these notes were 1.98% and 6.09%, respectively.
Long-term FHLBB advances consisted of advances with an original maturity of more than one year. Total outstandings were $319.0 million at year-end 2008 and $221.7 million at year-end 2007 with year-end weighted-average interest rates of 3.34% and 4.39%, respectively. The advances outstanding at year-end 2008 included callable advances totaling $61.5 million, adjustable rate advances totaling $135 million, and amortizing advances totaling $7.0 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral; principally all residential first mortgage loans and certain securities.
Scheduled maturities of FHLBB advances at year-end 2008 were as follows: 2009 — $54.3 million; 2010 - $50.0 million; 2011 — $45.6 million; 2012 — $40.0 million; 2013 — $38.0 million; and thereafter - $91.0 million.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 4.00% at year-end 2008. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures without penalty after August 23, 2010. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.
12. OTHER LIABILITIES
Year-end other liabilities are summarized as follows:

(In thousands)	2008	2007

Due to broker	$19,895	$—
Derivative liabilities	24,068	—
Other	10,140	14,094

Total other liabilities	$54,103	$14,094

13. INCOME TAXES
Income tax expense was as follows:

(In thousands)	2008	2007	2006
Current
Federal	$4,993	$2,924	$5,159
State	2,914	1,329	1,506

Total current	7,907	4,253	6,665
Deferred
Federal	1,327	677	(1,779)
State	371	461	(335)

Total deferred	1,698	1,138	(2,114)
Change in valuation allowance	(793)	(152)	352

Total income tax expense	$8,812	$5,239	$4,903

The effective income tax rate differs from the statutory tax rate as a result of the following:

	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.9	6.2	6.1
Dividends received deduction	(0.1)	(0.1)	(0.2)
Tax exempt income — investments	(5.5)	(8.0)	(8.3)
Bank-owned life insurance	(1.6)	(2.0)	(2.2)
Change in valuation allowance	(2.6)	(0.8)	2.2
Investment tax credits	(2.0)	(1.9)	(1.4)
Other, net	(1.7)	(0.5)	(0.9)

Effective tax rate	28.4%	27.9%	30.3%

Year-end deferred tax assets (liabilities) related to the following:

(In thousands)	2008	2007
Allowance for loan losses	$9,358	$9,395
Employee benefit plans	1,270	1,835
Net unrealized loss (gain) on swaps and securities available for sale in OCI	8,131	(700)
Goodwill amortization	(3,594)	(1,525)
Investments	(840)	(711)
Purchase accounting adjustments	(3,548)	(3,786)
Investment tax credits	2,243	396
Other	(785)	199
Valuation allowance	—	(793)

Deferred tax asset, net	$12,235	$4,310

Management believes that it is more likely than not that the Company will realize its net deferred tax assets, based on its recent historical and anticipated future levels of pre-tax income. Actual future income may differ from management’s expectations.
A valuation allowance of $793 thousand was established by the Company in 2007 for the full amount of the Massachusetts net deferred tax asset due to uncertainties of realization based on the Bank’s income. In 2008, management concluded that it is more likely than not that the Company will realize this tax asset, and the valuation allowance was reduced to zero.
The Company is no longer subject to U.S. federal income tax examinations for tax years before 2005. Adjustments, penalties and interest resulting from the most recent examination of the 2002 and 2003 tax years did not have a significant impact on the Company’s financial statements. Management believes that the tax benefits taken by the Company for the years 2005-2008 will more likely than not be sustained upon examination by taxing authorities, thus no unrecognized tax benefits were recorded at year-end 2008 and 2007.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As part of the Company’s risk management strategy, in 2008, the Company entered into interest rate swap agreements with a total notional value of $243 million to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Of this total, interest rate swaps with a combined notional value of $150 million were designated as cash flow hedges as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The remaining $93 million have been designated as economic hedges, which are hedges not subject to the hedge accounting rules of SFAS No. 133. At year-end 2008, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant in 2008.
The Company pledged collateral to derivative counterparties in the form of cash totaling $14.3 million and securities with an amortized cost of $9.8 million and a fair value of $10.0 million as of year-end 2008. No collateral was posted from counterparties to the Company in 2008 as most of the company’s derivatives were in an unrealized loss position throughout the year.
Information about interest rate swap agreements entered into for interest rate risk management purposes at year-end 2008, summarized by type of financial instrument the swap agreements were intended to hedge, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Gain (Loss)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges
Interest rate swaps on FHLBB borrowings	$135,000	5.7	2.57%	4.24%	$(15,657)
Interest rate swaps on junior subordinated debentures	15,000	5.4	4.00	5.54	(1,171)

Total cash flow hedges	150,000				(16,828)

Economic hedges
Interest rate swap on industrial revenue bond	15,000	20.9	2.27	5.09	(3,299)
Interest rate swaps on loans with commercial loan customers	38,948	6.2	4.14	6.42	(3,941)
Reverse interest rate swaps on loans with commercial loan customers	38,948	6.2	6.42	4.14	3,740

Total economic hedges	92,896				(3,500)

Total	$242,896				$(20,328)

Cash flow hedges
The fair value of interest rate swaps designated as cash flow hedges are included in other liabilities in the accompanying Consolidated Balance Sheets. The effective portion of unrealized changes in the fair value of the derivatives are reported in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized. Each quarter, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.
In 2008, the Company entered into several interest rate swaps with an aggregate notional value of $135 million to convert the LIBOR based floating interest rates on a $135 million portfolio of Federal Home Loan Bank of Boston (“FHLBB”) advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings. As of year-end 2008, the weighted average fixed interest rate on interest payments payable from the Company to its counterparties and the weighted average variable interest rate receivable from the counterparties was 4.24% and 2.57%, respectively, on these swaps.
In April 2008, the Company entered into an interest rate swap with a notional value of $15 million to convert the floating rate interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures. The Company received a 4.00% floating rate from the counterparty and paid a fixed rate of 5.54% as of year-end 2008.

Unrealized losses recorded in other comprehensive loss on interest rate swaps designated as cash flow hedges at year-end 2008 totaled $16.8 million, net of the related income tax benefit of $6.9 million. Interest expense recognized on cash flow derivatives totaled $1.1 million for the year-ended 2008 and was included in interest expense on borrowings and junior subordinated debentures in the Consolidated Statements of Income. Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s 2008 financial statements.
Economic hedges
The fair value of interest rate swaps designated as economic hedges are included in other assets and other liabilities in the accompanying Consolidated Balance Sheets. Unrealized gains and losses on these derivatives are recognized through earnings.
In the second quarter of 2008, the Company applied the fair value option permitted under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to a $15.0 million economic development bond bearing a fixed-rate of 5.09%. The bond is classified as a trading security. The Company simultaneously entered into an interest rate swap with a $15.0 million notional, to swap out the fixed rate of interest on the bond in exchange for a LIBOR based floating rate. The intent of the economic hedge was to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. Unrealized gains on the economic development bond totaling $3.1 million for 2008 were offset against unrealized losses of $3.3 million on the related interest rate swap within other non-interest income on the Consolidated Statements of Income at year-end 2008. Interest expense on the swap totaled $186 thousand in 2008 and is reflected through interest and dividend income on securities in the Consolidated Statements of Income.
In addition to the hedging activities above, in 2008 the Company began offering certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to effectively convert a variable-rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s earnings. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. As of year-end 2008, the unrealized gains (losses) on the interest rate swaps with customers and the reverse swaps with financial institutions totaled $3.7 million and $(3.9) million, respectively. These unrealized gains (losses) are reflected within other non-interest income on the income statement. Credit value adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties were not material to the financial statements. Interest income and expense on these swaps and related fee income from customers are posted to non-interest income. The interest income and expense offset each other; the related fee income totaled $437 thousand.
15. COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES
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

(In thousands)	2008	2007
Commitments to originate new loans	$63,108	$46,813
Unused funds on commercial and other lines of credit	70,156	210,747
Unadvanced funds on home equity lines of credit	197,343	180,795
Unadvanced funds on construction and real estate loans	66,135	102,311
Standby letters of credit	41,402	29,013
Commercial letters of credit	—	1,500
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at December 31, 2008.
Operating lease commitments. Future minimum rental payments required under operating leases at December 31, 2008 are as follows: 2009 — $2.6 million; 2010 — $2.5 million; 2011 — $2.4 million; 2012 — $2.4 million; 2013 — $2.3 million; and all years thereafter — $30.0 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2008, 2007, and 2006 amounted to $2.6 million, $2.4 million, and $1.4 million, respectively.
Employment and change in control agreements. The Company has entered into an employment agreement with one senior executive with a three-year term. The Bank also has change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.
Legal claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at December 31, 2008 will have no material effect on the Company’s financial statements.
16. STOCKHOLDERS’ EQUITY
Minimum regulatory capital requirements
The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. The Company, as a savings and loan holding company, has no specific quantitative capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2008 and 2007, the Bank met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations. In 2009, regulators announced new stress tests that may be applied prospectively to certain banks.
As of year-end 2008 and 2007, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.
The Bank’s actual and required capital amounts were as follows:

					Minimum to be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total capital to risk-weighted assets	$250,729	12.28%	$163,314	8.00%	$204,142	10.00%
Tier 1 capital to risk-weighted assets	227,821	11.16	81,657	4.00	122,485	6.00
Tier 1 capital to average assets	227,821	9.34	97,602	4.00	122,002	5.00

December 31, 2007
Total capital to risk-weighted assets	$206,080	10.40%	$158,462	8.00%	$198,077	10.00%
Tier 1 capital to risk-weighted assets	183,530	9.27	79,231	4.00	118,846	6.00
Tier 1 capital to average assets	183,530	7.97	92,136	4.00	115,169	5.00
A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

(In thousands)	2008	2007
Total stockholders’ equity per consolidated financial statements	$408,425	$326,837

Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	(45,161)	10,648
Net unrealized loss (gain) on available for sale securities	1,778	(1,241)
Net unrealized loss on cash flow hedges	9,046	—
Disallowed goodwill and intangible assets	(146,267)	(152,714)

Total Bank Tier 1 Capital	227,821	183,530

Adjustments for total capital:
Allowed unrealized gains on equity securities	—	89
Includible allowances for loan losses and unused lines of credit	22,908	22,461

Total Bank capital per regulatory reporting	$250,729	$206,080

Preferred stock and warrant
On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to the agreement, the Company sold 40,000 shares of Senior Perpetual Preferred Stock, par value $.01 per share, having a liquidation amount equal to $1,000 per share, with an attached warrant (“The Warrant”) to purchase 226,330 shares of the Company’s common stock, par value $0.01 per share, for the aggregate price of $6.0 million, to the U.S. Treasury. The preferred stock is senior to the Company’s common stock with respect to dividends and distributions. The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. Under the amended terms of the agreement, the preferred stock may be redeemed at par and the warrant extinguished with the approval of the FDIC and the OTS. The Warrant has a 10-year term with 50% vesting immediately upon issuance and the remaining 50% vesting on January 1, 2010 if certain qualified equity offerings are not satisfied. The Warrant has an exercise price, subject to anti-dilution adjustments, equal to $26.51 per share of common stock. Under the terms of the agreement, the U.S. Congress may impose additional conditions and requirements which will be binding on the company and which may be made retroactive. Additionally, the Treasury Department has established an Office of the Special Inspector General for the Troubled Assets Relief Program which is empowered to perform audits, conduct investigations and issue subpoenas related to the operations of the program. Under the original terms of the agreement, the Company could not repurchase common shares or increase its dividend for three years from the date of the agreement unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party. Additionally, there were significant restrictions on the Company’s ability to redeem the preferred shares. Based on the American Recovery and Reinvestment Act passed in February 2009, these redemption restrictions were significantly reducted and additional operating restrictions were placed on program recipients. Please see the note on Subsequent Events for additional information.
The Company accounted for this transaction in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”). APB 14 requires the proceeds from the issuance to be allocated between the preferred stock and warrant based on relative fair value. Accordingly, the fair value of the warrant, in the amount of $3.2 million was recorded as an increase to additional paid-in-capital. A discount in the amount of $3.2 million was recorded on the preferred stock and is being accreted over an estimated period of five years using the effective interest method. The accretion of the discount on the preferred will be treated as a deemed dividend and as a reduction to net income available to common shareholders.
The fair value of the warrant was calculated based on the Black-Scholes valuation model. Significant inputs to the model are as follows: expected dividends — 2.3%; expected term — 10 years; expected volatility — 30%; risk free interest rate — 1.35%.
Common stock
The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. As of year-end 2008, the Bank could declare aggregate additional dividends of approximately $14 million without obtaining regulatory approval based on the above statutory calculation. Dividends from the Bank are an important source of funds to the Company to make dividend payments on its common and preferred stock, to make payments on its borrowings, and for its other cash needs. The ability of the Company and the Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies relating to capital, safety and soundness, and other regulatory concerns.
In conjunction with Massachusetts conversion regulations, the Bank established a liquidation account for eligible account holders, which at the time of conversion amounted to approximately $70 million. In the event of a liquidation of the Bank, the eligible account holders would be entitled to receive their pro-rata share of the net worth of the Bank prior to conversion. However, as qualifying deposits are reduced, the liquidation account is reduced in an amount proportionate to the reduction in the qualifying deposit accounts.

The payment of dividends by the Company is subject to Delaware law, which generally limits dividends to an amount equal to an excess of the net assets of a company (the amount by which total assets exceed total liabilities) over statutory capital, or if there is no excess, to the company’s net profits for the current and/or immediately preceding fiscal year.
In the fourth quarter of 2008, the Company issued 1.725 million common shares in a public offering and received net cash proceeds of $38.5 million. On December 19, 2008, the Company entered into an agreement with the U.S. Treasury related to its purchase of $40 million of preferred stock. Under this agreement, the Company may not repurchase common shares or increase its dividend for three years from the date of the agreement subject to certain conditions described in the preferred stock note above.
Other comprehensive income
Comprehensive income is the total of net income and all other non-owner changes in equity. It is displayed in the Consolidated Statements of Changes in Stockholders’ Equity. Reclassification detail is shown for the years below.

(In thousands)	2008	2007	2006
Unrealized holding (loss) gain on available for sale securities during the period	$(4,816)	$1,089	$768
Reclassification adjustment for net loss realized in income	22	591	3,130

Unrealized (loss) gain on available for sale securities	(4,794)	1,680	3,898
Net loss (gain) on effective cash flow hedging derivatives	(16,828)	71	(18)
Tax effects	8,831	(626)	(1,549)

Total other comprehensive (loss) income, net	$(12,791)	$1,125	$2,331

Year-end components of accumulated other comprehensive (loss) income were as follows:

(In thousands)	2008	2007
Net unrealized holding (loss) gain on available for sale securities	$(2,877)	$1,917
Net loss on effective cash flow hedging derivatives	(16,828)	—
Tax effects	8,131	(700)

Accumulated other comprehensive (loss) income	$(11,574)	$1,217

17. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) Plan which most employees participate in. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $1.5 million, $1.3 million, and $0.9 million for the years 2008, 2007, and 2006, respectively.
The Company maintains a supplemental executive retirement plan (“SERP”) for one executive officer. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. At year-end 2008 and 2007, the accrued liability for this SERP was $994 thousand and $756 thousand, respectively. SERP expense was $238 thousand in 2008, $313 thousand in 2007, and $175 thousand in 2006, and is recognized over the required service period.
The Company owns endorsement split-dollar life insurance arrangements pertaining to certain prior executives. Under these arrangements, the Company purchased policies insuring the lives of the executives, and separately entered into agreements to split the policy benefits with the executive.

18. STOCK-BASED COMPENSATION PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN
In April 2008 the stockholders of the Company voted to terminate the 2001 Stock-Based Incentive Plan while simultaneously increasing by 200 thousand the number of shares of common stock that the Company may issue under the 2003 Equity Compensation Plan. These amendments represented a net increase of 118 thousand shares available to grant stock and option awards.
The 2003 Equity Compensation Plan permits the granting of a combination of stock awards and incentive and non-qualified stock options to employees and directors. A total of 500 thousand common stock shares were authorized under the plan, as amended. As of year-end 2008, the Company had the ability to grant approximately 261 thousand additional stock and option awards under this plan.
On September 21, 2007, the Company assumed the outstanding unexercised options issued by Factory Point Bancorp as part of the merger agreement between the Company and Factory Point. Each Factory Point option was converted to a vested option for one of the Company’s shares with an exercise price equal to the market price of Factory Point’s stock at the date of grant and a maximum original term of ten years based on the original grant date subject to the exchange ratio set forth in the merger agreement. In 2007, the total stock-based compensation cost capitalized as part of the goodwill of the Factory Point acquisition was $2.1 million.
A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2007	105	$31.88	644	$21.90
Granted	68	22.80	—	—
Stock options exercised	—	—	(185)	18.96
Stock awards vested	(47)	30.03	—	—
Forfeited	(3)	27.67	(6)	33.46

Balance, December 31, 2008	123	$27.40	453	$23.00

Exercisable options, December 31, 2008			437	$22.61

Stock awards
The total compensation cost for stock awards recognized as expense was $1.6 million, $1.6 million, and $1.3 million, in the years 2008, 2007 and 2006, respectively. The total recognized tax benefit associated with this compensation cost was $0.6 million, $0.6 million, and $0.5 million, respectively.
The fair value of stock awards is based on the closing stock price on the grant date. The weighted average fair value of stock awards granted was $22.80, $33.06 and $33.96 in 2008, 2007 and 2006. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.
The total fair value of stock awards vested during 2008, 2007 and 2006 was $1.4 million, $1.4 million and $2.1 million, respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $1.9 million as of year-end 2008. This amount is expected to be recognized over a weighted average period of 1 year.

Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The following weighted-average assumptions were used in the determination of the weighted average grant date fair value for option awards granted in 2007 and 2006. The Company did not grant option awards in 2008. Option awards granted in 2007 and 2006 totaled approximately 20 thousand and 3 thousand, respectively.

(In thousands)	2007	2006

Expected dividends	1.85%	1.85%
Expected term	6 years	6 years
Expected volatility	19%	19%
Risk-free interest rate	4.68%	4.86%
Weighed average grant date fair value	$7.67	$8.05
The total intrinsic value of options exercised was $1.1 million, $1.9 million, and $3.4 million for the years 2008, 2007, and 2006, respectively. As of year-end 2008, unrecognized stock-based compensation expense related to unvested options amounted to $50 thousand. This amount is expected to be recognized over a weighted average period of less than 1 year. The weighted average intrinsic value of stock options outstanding at year-end 2008 was $4.1 million, and the similar value of exercisable options was $4.1 million. The expense pertaining to options vesting in the years 2008, 2007, and 2006 was $55 thousand, $187 thousand, and $195 thousand, respectively.
19. FAIR VALUE MEASUREMENTS
Fair Value Hierarchy
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.
Fair value is based upon quoted market prices, where available. In most cases, such quoted market prices are not available, and fair value is based on inputs other than quoted prices that are market based or are derived from or corroborated by market data by correlation or other means. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.
Recurring fair value measurements of financial instruments
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of year-end 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$18,144	$18,144
Securities available for sale	381	272,553	1,446	274,380
Derivative assets	—	3,740	—	3,740
Derivative liabilities	—	24,068	—	24,068
Trading Security at Fair Value. The Company holds one security designated as a trading security. It is a tax advantaged economic development bond issued by the Company to a local nonprofit organization which provides wellness and health programs. The determination of the fair value for this security is determined based on a discounted cash flow methodology. Certain of the inputs to the fair value calculation are unobservable and there is little to no market activity in the security. The security meets FAS No.157’s definition of a level 3 security and has been classified as such.

Securities Available for Sale (“AFS”). AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include certain agency mortgage-backed securities and investment grade-rated municipal bonds and corporate bonds. The pricing on Level 2 was primarily sourced from third party pricing services and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. Securities classified as Level 3 are structured securities for which fair value is based on issuer- provided financial information or which are priced based on discounted cash flow models that are dependent on unobservable inputs.
Derivative Assets and Liabilities. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.
The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis for the year-ended 2008.

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of January 1, 2008	$—	$—

Transfers into Level 3	18,144	1,446

Balance as of December 31, 2008	$18,144	$1,446

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$3,144	$(1,799)
Assets were transferred from Level 2 to Level 3 during 2008 due to low liquidity for the assets and the significance of unobservable inputs in the determination of the assets’ fair values.
Non-recurring fair value measurements of financial instruments
The Company is required, on a non-recurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.

Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Impaired loans totaling $28.6 million were subject to nonrecurring fair value measurement at year-end 2008. These loans were primarily commercial loans and these measurements were classified as Level 3. Impaired loans with a cost basis of $7.1 million were determined to require a valuation allowance, which was recorded at $1.0 million at year-end 2008 based on estimated fair value.
Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. Market value is based on committed secondary market prices, which was a Level 2 classification.
Capitalized mortgage loan servicing rights. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.
Summary of estimated fair values of financial instruments
As required under FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” the estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	2008		2007
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$44,798	$44,798	$41,142	$41,142
Trading security	15,000	18,144	—	—
Securities available for sale	274,380	274,380	195,921	195,921
Securities held to maturity	25,872	26,729	39,456	39,689
Restricted equity securities	23,120	23,120	23,120	23,120
Net loans	1,984,244	1,994,103	1,921,900	1,964,983
Loans held for sale	1,768	1,768	3,444	3,444
Capitalized mortgage servicing rights	901	901	1,203	1,203
Accrued interest receivable	8,995	8,995	10,077	10,077
Cash surrender value of life insurance policies	35,668	35,668	35,316	35,316
Derivative assets	3,740	3,740	—	—

Financial Liabilities

Total deposits	$1,829,580	$1,836,921	$1,822,563	$1,827,705
Short-term debt	23,200	23,200	92,800	92,800
Long term Federal Home Loan Bank advances	318,957	329,356	221,674	223,431
Long-term debt	17,000	16,683	20,000	20,054
Junior subordinated debentures	15,464	13,403	15,464	15,506
Derivative liabilities	24,068	24,068	—	—
Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and due from banks and short-term investments, which have original maturities of 90 days or less.
Securities held to maturity. Fair values of held to maturity securities are based on quoted market prices of identical or similar securities or dealer quotes when available. In other cases, fair values are based on estimates using present value or other valuation techniques.
Cash surrender value of life insurance policies. Carrying value is assumed to represent fair value.
Loans, net. The carrying value of the loans in the loan portfolio is based on the cash flows of the loans discounted over their respective loan origination rates. The origination rates are adjusted for substandard and special mention loans to factor the impact of declines in the loan’s credit standing. The fair value of the loans is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.
Accrued interest receivable. Carrying value is assumed to represent fair value.
Deposits. The fair value of demand, non-interest bearing checking, savings and certain money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using market rates offered for deposits of similar remaining maturities as of year-end.
Borrowed funds. The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings. Such funds include all categories of debt and debentures in the table above.
Junior subordinated debentures. Junior subordinated debentures reprice every ninety days and the carrying amount approximates fair value.
Off-balance-sheet financial instruments. Fair values for off-balance-sheet lending commitments are immaterial. In its credit commitments, the Company does not normally provide interest rate locks exceeding sixty days, and most credit commitments are for adjustable rate loans.
20. OPERATING SEGMENTS
The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp. Banking includes the activities of Berkshire Bank and its subsidiaries, which provide retail and commercial banking, along with wealth management and investment services. Insurance includes the activities of Berkshire Insurance Group, which provides retail and commercial insurance services. The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp. Management fees for corporate services provided by the Bank to Berkshire Insurance Group and the Parent are eliminated.
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

A summary of the Company’s operating segments was as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2008
Net interest income	$77,486	$—	$18,722	$(20,468)	$75,740
Provision for loan losses	4,580	—	—	—	4,580
Non-interest income	17,906	13,694	3,277	(3,282)	31,595
Non-interest expense	60,448	10,450	801	—	71,699

Income before income taxes	30,364	3,244	21,198	(23,750)	31,056
Income tax expense (benefit)	8,528	1,330	(1,046)	—	8,812

Net income	$21,836	$1,914	$22,244	$(23,750)	$22,244

Average assets (in millions)	$2,515	$32	$340	$(336)	$2,551

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2007
Net interest income	$66,115	$—	$6,265	$(8,455)	$63,925
Provision for loan losses	4,300	—	—	—	4,300
Non-interest income	11,010	13,954	6,981	(7,302)	24,643
Non-interest expense	55,198	9,919	775	(398)	65,494

Income before income taxes	17,627	4,035	12,471	(15,359)	18,774
Income tax expense (benefit)	4,746	1,557	(1,064)	—	5,239

Net income	$12,881	$2,478	$13,535	$(15,359)	$13,535

Average assets (in millions)	$2,229	$31	$378	$(376)	$2,262

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2006
Net Interest income	$61,478	$—	$13,741	$(14,979)	$60,240
Provision for loan losses	7,860	—	—	—	7,860

Net interest income after provision for loan losses	53,618	—	13,741	(14,979)	52,380
Non-interest income	8,321	3,811	—	(84)	12,048
Non-interest expense	44,865	3,372	3,630	(2,999)	48,868

Income (loss) from continuing operations before income taxes	17,074	439	10,111	(12,064)	15,560
Income tax expense (benefit)	5,273	176	(781)	—	4,668

Net income (loss) from continuing operations	11,801	263	10,892	(12,064)	10,892

Net income from discontinued operations	—	—	371	—	371

Net income (loss)	$11,801	$263	$11,263	$(12,064)	$11,263

Average assets (in millions)	$2,103	$10	$289	$(286)	$2,116

21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Condensed financial information pertaining only to the parent company, Berkshire Hills Bancorp, Inc., is as follows:
CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2008	2007
Assets

Cash due from Berkshire Bank	$46,529	$8,804
Investment in subsidiaries	389,982	364,808
Other assets	5,745	4,007

Total assets	$442,256	$377,619

Liabilities and Stockholders’ Equity

Accrued expenses payable	$1,367	$318
Notes payable	17,000	35,000
Junior subordinated debentures	15,464	15,464
Stockholders’ equity	408,425	326,837

Total liabilities and stockholders’ equity	$442,256	$377,619

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2008	2007	2006

Income:
Dividends from subsidiaries	$20,500	$8,445	$15,087
Other	27	113	606

Total income	20,527	8,558	15,693

Interest expense	1,778	2,227	1,271
Operating expenses	801	775	714

Total expense	2,579	3,002	1,985
Income before income taxes and equity in undistributed income of subsidiaries	17,948	5,556	13,708
Income tax benefit	(1,046)	(1,064)	(471)

Income before equity in undistributed income of subsidiaries	18,994	6,620	14,179
Equity in undistributed income (loss) of subsidiaries	3,250	6,915	(2,916)

Net income	$22,244	$13,535	$11,263

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$22,244	$13,535	$11,263
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(3,250)	(6,915)	2,916
Other, net	(2,588)	(1,615)	(2,359)

Net cash provided by operating activities	16,406	5,005	11,820

Cash flows from investing activities:
Investment in insurance subsidiary	—	—	(28,843)
Investment in bank subsidiary	(32,500)	—	—
Net cash paid for Factory Point acquisition	—	(12,665)	—
Purchase of investment securities	(300)	(120)	(300)

Net cash used by investing activities	(32,800)	(12,785)	(29,143)

Cash flows from financing activities:
Net (repayment of) proceeds from notes payable	(18,000)	20,000	15,000
Net proceeds from issuance of preferred stock and warrant	40,000
Net proceeds from issuance of common stock	38,521	—	—
Proceeds from reissuance of treasury stock	5,315	4,284	5,218
Payments to acquire treasury stock	(4,880)	(7,822)	(2,876)
Cash dividends declared and paid	(6,837)	(5,398)	(4,834)

Net cash provided by financing activities	54,119	11,064	12,508

Net change in cash and cash equivalents	37,725	3,284	(4,815)

Cash and cash equivalents at beginning of year	8,804	5,520	10,335

Cash and cash equivalents at end of year	$46,529	$8,804	$5,520

22. DISCONTINUED OPERATIONS
In 2004, the business assets of EastPoint Technologies, a bank core systems vendor, were sold. The Company owned a 60% interest in EastPoint, with the remaining 40% interest recorded as minority interest. The Company recorded contingent revenue receipts of $606 thousand in 2006. There were no contingent future revenues remaining at year-end 2006. Net income and cash flows related to EastPoint have been reclassified in 2006 as related to discontinued operations in the financial statements.
23. SUBSEQUENT EVENTS
On February 17, 2009, the President of the United States signed the American Recovery and Reinvestment Act. This Act contained several additional terms applicable retroactively to Banks participating in the U.S. Treasury Capital Purchase Program. Berkshire Hills Bancorp issued $40 million of preferred stock in 2008 under this program. The additional terms include additional restrictions on executive compensation and corporate governance procedures. Additionally, the Act eliminated the preferred stock redemption restrictions which were part of the original purchase program agreement, but continued to require approval of any redemption by bank regulatory authorities during an initial period.

On February 26, 2009, the Federal Home Loan Bank of Boston announced a 2008 annual loss of $73 million. The FHLBB suspended its first quarter dividend and announced that 2009 dividend payments are unlikely. The FHLBB stated that it meets all of its regulatory capital requirements and remains confident of its ability to fulfill its core mission of providing liquidity to member banks. Berkshire Bank’s investment in the FHLBB totaled $21 million at year-end 2008. It recorded dividend income of $821 thousand in 2008 from FHLBB dividends.
On February 27, 2009, the FDIC announced a 0.20% emergency special assessment on the industry on June 30, 2009, payable on September 30, 2009. This assessment would equal $3.7 million based on Berkshire Bank’s deposits as of year-end 2008. It also announced that, under its interim rule, it is permitted to charge an additional emergency special assessment up to 0.10% after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance. It additionally announced increases in ongoing FDIC deposit insurance premium assessments, along with changes in the assessment system. On March 6, 2009, the FDIC announced that it may reduce the June 30, 2009 special assessment if Congress passes legislation to increase the FDIC’s borrowing authority. In 2008, the Company recorded FDIC insurance premium expense of $760 thousand.
24. QUARTERLY DATA (UNAUDITED)
Quarterly results of operations were as follows:

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$32,762	$33,092	$32,834	$34,523	$35,849	$32,631	$31,994	$31,470
Interest expense	13,292	13,763	14,187	16,229	17,631	17,152	16,956	16,280

Net interest income	19,470	19,329	18,647	18,294	18,218	15,479	15,038	15,190
Non-interest income	6,377	7,235	8,511	9,472	7,069	2,444	6,893	8,237

Total revenue	25,847	26,564	27,158	27,766	25,287	17,923	21,931	23,427
Provision for loan losses	1,400	1,250	1,105	825	3,060	390	100	750
Non-interest expense	17,256	17,737	18,632	18,074	18,393	16,589	15,103	15,409

Income before income taxes	7,191	7,577	7,421	8,867	3,834	944	6,728	7,268
Income tax expense	1,985	2,301	1,708	2,818	761	—	2,152	2,326

Net income	$5,206	$5,276	$5,713	$6,049	$3,073	$944	$4,576	$4,942

Basic earnings per share	$0.44	$0.51	$0.55	$0.58	$0.29	$0.11	$0.52	$0.57
Diluted earnings per share	$0.44	$0.51	$0.55	$0.58	$0.29	$0.11	$0.52	$0.56
2008 quarterly interest income and expense declined due to declining interest rates, but net interest income increased and the net interest margin reached the highest level since 2003, including the benefit of improved pricing spreads between loans and deposits. Non-interest income included the seasonal benefit of contingent insurance revenues in the first half of the year. Non-interest expense included $683 thousand in charges in the second quarter related to severance payments and reversals of deferred loan costs and late fees receivable. Fourth quarter non-interest expense included the benefit of lower incentive compensation accruals. Second quarter income tax expense included the benefit of a credit resulting from the reduction in the valuation reserve for deferred state tax assets due to higher taxable income in Berkshire Bank. Fourth quarter earnings per share reflected the issuance of 1.7 million additional common shares in a public common stock offering.
2007 quarterly interest and dividend income increased due to organic growth and continued branch expansion in the Company’s New York region, together with the benefit of the Factory Point acquisition near the end of the third quarter. Third quarter non-interest income was reduced by $3.8 million in charges due to the execution of an $82 million deleverage strategy related to the Factory Point acquisition. Non-interest income included the seasonal benefit of contingent insurance revenues in the first half of the year. The provision for loan losses increased in the fourth quarter due to a $2.5 million charge-off related to one commercial credit with borrower fraud. Third and fourth quarter non-interest expense increased primarily due to the Factory Point acquisition.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. There was a vacancy in the position of the Company’s Controller during the period in which this Form 10-K was prepared. The Company utilized other internal resources and contracted external resources to prepare the financial statements and this Form 10-K, and management concluded that this did not materially affect the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting and Wolf & Company, P.C.’s report on the Company’s internal control over financial reporting are contained in “Item 8 – Financial Statements and Supplementary Data” in this annual report in Form 10-K.
ITEM 9B. OTHER INFORMATION
Other Events
The annual meeting of stockholders will be held on Thursday, May 7, 2009 at the Crowne Plaza Hotel, One West Street, Pittsfield, Massachusetts.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
For information concerning the directors of the Company, the information contained under the sections captioned “Items to be Voted on by Stockholders – Item 1 — Election of Directors” in Berkshire Hills’ Proxy Statement for the 2009 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference.
The following table sets forth certain information regarding the executive officers of Berkshire Hills, Berkshire Bank and Berkshire Insurance Group.

Name	Age	Position

Michael P. Daly	47	President and Chief Executive Officer
Kevin P. Riley	49	Executive Vice President, Chief Financial Officer and Treasurer
Michael J. Oleksak	50	Executive Vice President of Commercial Banking
Shepard D. Rainie	56	Executive Vice President and Chief Risk Officer
John Millet	43	President — Berkshire Insurance Group

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Mr. Daly is employed pursuant to a three-year employment agreement which renews automatically if not otherwise terminated pursuant to its terms.
BIOGRAPHICAL INFORMATION
Michael P. Daly is President and Chief Executive Officer of the Company and the Bank. Before these appointments, Mr. Daly served as Executive Vice President and Senior Loan Officer of the Bank. He has been an employee of the Bank since 1986. Age 47. He has served as a Director of the company and the Bank since 2002.
Kevin P. Riley serves as Executive Vice President, Chief Financial Officer, Treasurer, and Secretary of the Company and the Bank. Mr. Riley joined the Company on August 1, 2007. In addition to Finance, Mr. Riley also manages the Company’s Information Technology and Deposit Operations departments. Mr. Riley chairs the Company’s Asset/Liability Committee and he co-chairs the Pricing Committee. Prior to joining the Company, Mr. Riley was Executive Vice President for Client Information and Relationship Management with KeyCorp where he was responsible for bank-wide customer relationship management, data governance and facilities. Previously from 1996 to 2002, he served as Executive Vice President and Chief Financial Officer of KeyBank National Association, Key Corp’s flagship community bank and was a member of its executive team.
Michael J. Oleksak serves as Executive Vice President of Commercial Banking . Mr. Oleksak is responsible for the development and implementation of all commercial banking strategies, including products, pricing and geography. He is responsible for all of the Company’s commercial lending activities, including small business lending. He also manages commercial loan collections, government banking, commercial cash management services, and commercial sales of derivative financial instruments. Mr. Oleksak joined the Company and the Bank in February 2006 as Regional President for the Pioneer Valley. Mr. Oleksak was Senior Vice President and Co-Regional Executive of Western Massachusetts at TD Banknorth. During his banking career, Mr. Oleksak has had extensive commercial lending experience throughout New England, and served in various capacities at Fleet Bank and Shawmut Bank.
Shepard D. Rainie serves as Executive Vice President and Chief Risk Officer. He is responsible for all of the Company’s risk management monitoring and controls. Departments that he manages include the commercial credit department, loan review, loan documentation, internal audit, compliance, and the legal department. Mr. Rainie chairs Berkshire Bank’s Executive Loan Committee and Asset Quality Committee. He coordinates the Board’s Risk Management Committee and Audit Committee and advises the Board’s Compensation Committee on risk management aspects of compensation policy. Mr. Rainie joined the Company in August 2006. Most of his career was spent with Bank of America and its predecessor banks, Fleet Bank and First National Bank of Boston where he most recently served as Senior Vice President — Credit Review and prior to that as Managing Director — Strategic Risk Management — Credit Review.
John S. Millet serves as President and Chief Executive Officer of Berkshire Insurance Group. He manages the Company’s insurance agency subsidiary which is one of the largest in New England with ten offices, almost 100 employees and over $70 million in premium volume. Mr. Millet joined Berkshire Bank in May 2005 to oversee development of strategic risk management and profitability measurement policies and systems. He was subsequently promoted to Controller and then interim Chief Financial Officer of the Company and the Bank. He joined Berkshire Insurance Group as Chief Operating Officer in August 2007 and was promoted to his current position in July 2008. Prior to joining the Bank, Mr. Millet was a senior operating officer for a medical services company in Pittsfield. In his 17-year career as a certified public accountant, Mr. Millet has also worked in public accounting and as a financial consultant to Fortune 50 companies.
Reference is made to the cover page of this report and to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee and the audit committee financial expert, reference is made to the section captioned “Corporate Governance – Committees of the Board of Directors — Audit Committee” in the Proxy Statement.

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance — Code of Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the Company’s code of ethics is available to stockholders on the Company’s website at “www.berkshirebank.com.”
ITEM 11. EXECUTIVE COMPENSATION
For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the Proxy Statement are incorporated herein by reference.
For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.
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

The following table sets forth information, as of December 31, 2008, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders	453,000	$23.00	261,000

Equity compensation plans not approved by security holders	—	—	—

Total	453,000	$23.00	261,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers — Procedures Governing Related Persons Transactions” and “Transactions with Related Persons” in the Proxy Statement.
Information regarding director independence is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders — Proposal 1 — Election of Directors” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders — Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	[1] Financial Statements
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements
The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.
[2] Financial Statement Schedules
All financial statement schedules are omitted because the required information is either included or is not applicable.
[3] Exhibits

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)

3.2	Certificate of Designations for the Series A Preferred Stock (2)

3.3	Bylaws of Berkshire Hills Bancorp, Inc. (3)

4.1
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)

10.2	*Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (4)

10.3	*Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and John S. Millet (4)

10.4	*Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael J. Oleksak (4)

10.5	*Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Shepard D. Rainie (4)

10.6	*Consulting Agreement between Berkshire Hills Bancorp, Inc. and David B. Farrell (5)

10.7	*Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly

10.8	*Amended and Restated Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan (6)

10.9	*Form of Berkshire Bank Employee Severance Compensation Plan (1)

10.10	*Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan (7)

10.11	*Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan (8)

10.12	*Woronoco Bancorp, Inc. 2001 Stock Option Plan (9)

10.13	*Woronoco Bancorp, Inc. 2004 Equity Compensation Plan (10)

10.14	*Factory Point Bancorp, Inc. 1999 Non-Employee Directors Stock Option Plan, as amended and restated (11)

10.15	*Factory Point Bancorp, Inc. 1999 Stock Incentive Plan (11)

10.16	*Factory Point Bancorp, Inc. 2004 Stock Incentive Plan, as amended and restated (11)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.0	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(2)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 23, 2008.

(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.

(4)	Incorporated by reference from the Exhibits to the Form 8-K filed on January 6, 2009.

(5)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 17, 2008.

(6)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 3, 2008.

(7)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.

(8)	Incorporated herein by reference from the Proxy Statement as filed on March 20, 2000 by Woronoco Bancorp, Inc.

(9)	Incorporated herein by reference from the Proxy Statement as filed on March 12, 2001 by Woronoco Bancorp, Inc.

(10)	Incorporated herein by reference from the Proxy Statement as filed on March 22, 2004 by Woronoco Bancorp, Inc.

(11)	Incorporated herein by reference from the exhibits to the registration statement on Form S-8 as filed on October 10, 2007, registration No. 333-146604.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 16, 2009	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly Michael P. Daly	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2009

/s/ Kevin P. Riley Kevin P. Riley	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 16, 2009

/s/ Lawrence A. Bossidy Lawrence A. Bossidy	Non-Executive Chairman	March 16, 2009

/s/ Wallace W. Altes Wallace W. Altes	Director	March 16, 2009

/s/ John B. Davies John B. Davies	Director	March 16, 2009

/s/ Rodney C. Dimock Rodney C. Dimock	Director	March 16, 2009

/s/ David B. Farrell David B. Farrell	Director	March 16, 2009

/s/ Susan M. Hill Susan M. Hill	Director	March 16, 2009

/s/ Cornelius D. Mahoney Cornelius D. Mahoney	Director	March 16, 2009

/s/ Catherine B. Miller Catherine B. Miller	Director	March 16, 2009

/s/ David E. Phelps David E. Phelps	Director	March 16, 2009

/s/ D. Jeffrey Templeton D. Jeffrey Templeton	Director	March 16, 2009

/s/ Corydon L. Thurston Corydon L. Thurston	Director	March 16, 2009

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)

3.2	Certificate of Designations for the Series A Preferred Stock (2)

3.3	Bylaws of Berkshire Hills Bancorp, Inc. (3)

4.1
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)

10.2	*Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (4)

10.3	*Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and John S. Millet (4)

10.4	*Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael J. Oleksak (4)

10.5	*Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Shepard D. Rainie (4)

10.6	*Consulting Agreement between Berkshire Hills Bancorp, Inc. and David B. Farrell (5)

10.7	*Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly

10.8	*Amended and Restated Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan (6)

10.9	*Form of Berkshire Bank Employee Severance Compensation Plan (1)

10.10	*Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan (7)

10.11	*Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan (8)

10.12	*Woronoco Bancorp, Inc. 2001 Stock Option Plan (9)

10.13	*Woronoco Bancorp, Inc. 2004 Equity Compensation Plan (10)

10.14	*Factory Point Bancorp, Inc. 1999 Non-Employee Directors Stock Option Plan, as amended and restated (11)

10.15	*Factory Point Bancorp, Inc. 1999 Stock Incentive Plan (11)

10.16	*Factory Point Bancorp, Inc. 2004 Stock Incentive Plan, as amended and restated (11)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.0	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(2)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 23, 2008.

(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.

(4)	Incorporated by reference from the Exhibits to the Form 8-K filed on January 6, 2009.

(5)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 17, 2008.

(6)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 3, 2008.

(7)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.

(8)	Incorporated herein by reference from the Proxy Statement as filed on March 20, 2000 by Woronoco Bancorp, Inc.

(9)	Incorporated herein by reference from the Proxy Statement as filed on March 12, 2001 by Woronoco Bancorp, Inc.

(10)	Incorporated herein by reference from the Proxy Statement as filed on March 22, 2004 by Woronoco Bancorp, Inc.

(11)	Incorporated herein by reference from the exhibits to the registration statement on Form S-8 as filed on October 10, 2007, registration No. 333-146604.