Form 10-Q
period 2009-03-31
BERKSHIRE HILLS BANCORP INC
filed 2009-05-11
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
The Registrant had 12,306,034 shares of common stock, par value $0.01 per share, outstanding as of May 4, 2009.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q
INDEX

PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,

(In thousands, except share data)	2009	2008

Assets
Cash and cash equivalents	$22,887	$25,784
Federal funds sold and short-term investments	113,225	19,014

Total cash and cash equivalents	136,112	44,798
Trading security	17,565	18,144
Securities available for sale, at fair value	274,879	274,380
Securities held to maturity (fair values of $28,499 and $26,729)	27,972	25,872
Restricted equity securities	23,120	23,120
Loans held for sale	5,276	1,768

Residential mortgages	651,507	677,254
Commercial mortgages	797,363	805,456
Commercial business loans	179,765	178,934
Consumer loans	340,743	345,508

Total loans	1,969,378	2,007,152
Less: Allowance for loan losses	(22,903)	(22,908)

Net loans	1,946,475	1,984,244

Premises and equipment, net	37,029	37,448
Goodwill	161,725	161,178
Other intangible assets	16,820	17,652
Cash surrender value of life insurance	35,964	35,668
Derivative assets	4,657	3,741
Other assets	36,757	38,716

Total assets	$2,724,351	$2,666,729

Liabilities
Demand deposits	$237,619	$233,040
NOW deposits	199,236	190,828
Money market deposits	505,937	448,238
Savings deposits	212,687	211,156
Time deposits	782,601	746,318

Total deposits	1,938,080	1,829,580

Short-term debt	30,000	23,200
Long-term Federal Home Loan Bank advances	280,160	318,957
Other long-term debt	17,000	17,000
Junior subordinated debentures	15,464	15,464
Derivative liabilities	22,485	24,068
Due to broker	—	19,895
Other liabilities	8,344	10,140

Total liabilities	2,311,533	2,258,304

Stockholders’ equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; 40,000 shares issued with $1,000 liquidation value )	36,959	36,822
Common stock ($.01 par value; 26,000,000 shares authorized; 14,238,825 shares issued)	142	142
Additional paid-in capital	307,502	307,619
Unearned compensation	(2,504)	(1,905)
Retained earnings	129,176	127,773
Accumulated other comprehensive loss	(9,285)	(11,574)
Treasury stock, at cost (1,932,910 shares in 2009 and 1,985,381 shares in 2008)	(49,172)	(50,452)

Total stockholders’ equity	412,818	408,425

Total liabilities and stockholders’ equity	$2,724,351	$2,666,729

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

(In thousands, except per share data)	2009	2008

Interest and dividend income
Loans	$26,432	$31,323
Securities and other	3,448	3,200

Total interest and dividend income	29,880	34,523
Interest expense
Deposits	8,473	12,288
Borrowings and junior subordinated debentures	3,696	3,941

Total interest expense	12,169	16,229

Net interest income	17,711	18,294
Non-interest income
Insurance commissions and fees	4,569	5,146
Deposit service fees	2,236	2,155
Wealth management fees	1,189	1,628
Loan service and interest rate swap fees	391	237

Total fee income	8,385	9,166
Other	352	306
Loss on sale of securities, net	(2)	—
Gain on swap termination	741	—
Loss on prepayment of borrowings	(804)	—

Total non-interest income	8,672	9,472

Total net revenue	26,383	27,766
Provision for loan losses	2,500	825
Non-interest expense
Salaries and employee benefits	9,352	9,656
Occupancy and equipment	3,128	2,968
Marketing, data processing, and professional services	2,782	1,915
Amortization of intangible assets	833	1,084
Other	2,358	2,451

Total non-interest expense	18,453	18,074

Income before income taxes	5,430	8,867
Income tax expense	1,547	2,818

Net income	$3,883	$6,049

Less: Cumulative preferred stock dividend and accretion	637	—

Net income available to common stockholders	$3,246	$6,049

Basic earnings per common share	$0.27	$0.58

Diluted earnings per common share	$0.27	$0.58

Weighted average common shares outstanding
Basic	12,164	10,386
Diluted	12,247	10,457
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,

(In thousands except per share data)	2009	2008

Total stockholders’ equity at beginning of period	$408,425	$326,837
Comprehensive income:
Net income	3,883	6,049
Net unrealized gain on securities available-for-sale, net of reclassification adjustments and tax effects	1,351	866
Net gain (loss) on derivative instruments, net of reclassification adjustments and tax effects	938	(1,882)

Total comprehensive income	6,172	5,033
Common cash dividends declared ($0.16 per share for 2009 and $0.15 per share for 2008)	(1,963)	(1,574)
Preferred stock dividends accumulated	(311)	—
Treasury stock purchased	—	(2,596)
Forfeited unvested restricted shares	(112)	(34)
Reissuance of treasury stock-exercised stock options (11,000 shares in 2009)	198	975
Reissuance of treasury stock-other, net (41,000 shares in 2009, including 47,000 stock awards)	1,196	1,375
Stock-based compensation	509	409
Accretion of discount on preferred stock	137	—
Tax loss from stock compensation	—	(69)
Other equity changes, net (including additions to unearned compensation of $1,105 in 2009)	(1,433)	(1,615)

Total stockholders’ equity at end of period	$412,818	$328,741

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

(In thousands)	2009	2008

Cash flows from operating activities:
Net income	$3,883	$6,049
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,500	825
Net amortization of securities	189	35
Net purchased loan amortization and deferrals	(936)	(744)
Premises depreciation and amortization expense	965	962
Stock-based compensation expense	509	409
Excess tax loss from stock-based payment arrangements	—	69
Amortization of other intangibles	833	1,084
Increase in cash surrender value of bank-owned life insurance policies	(296)	(303)
Loss on sales of securities, net	2	—
Net (increase) decrease in loans held for sale	(3,508)	532
Loss on sale of loans	20	—
Loss from sale of premises	—	14
Writedowns of other real estate owned	127	100
Net change in other	(2,837)	(1,645)

Net cash provided by operating activities	1,450	7,387

Cash flows from investing activities:
Sales of securities available for sale	7,914	2,439
Proceeds from maturities, calls and prepayments of securities available for sale	9,505	6,209
Purchases of securities available for sale	(16,027)	(10,316)
Settlement of outstanding due to broker on purchases of securities available for sale	(19,895)	—
Proceeds from maturities, calls and prepayments for securities held to maturity	2,775	3,468
Purchases of securities held to maturity	(4,876)	(3,639)
Decrease in loans, net	35,269	8,020
Proceeds from surrender of life insurance	—	1,103
Proceeds from sale of premises	—	60
Payment for acquisition	—	(1,030)
Capital expenditures	(545)	(719)

Net cash provided by investing activities	14,120	5,595

Cash flows from financing activities:
Net increase in deposits	108,500	57,540
Proceeds from Federal Home Loan Bank advances	30,000	95,000
Repayments of Federal Home Loan Bank advances and other borrowings	(61,998)	(121,191)
Treasury stock purchased	—	(2,596)
Proceeds from reissuance of treasury stock	1,394	2,350
Excess tax effects from stock-based payment arrangements	—	(69)
Preferred stock cash dividends paid	(189)	—
Common stock cash dividends paid	(1,963)	(1,574)

Net cash provided by financing activities	75,744	29,460

Net change in cash and cash equivalents	91,314	42,443

Cash and cash equivalents at beginning of period	44,798	41,142

Cash and cash equivalents at end of period	$136,112	$83,585

Supplemental cash flow information:
Interest paid on deposits	$8,468	$11,387
Interest paid on borrowed funds	3,830	3,981
Income taxes (refunded) paid, net	106	(267)
The accompanying notes are an integral part of these financial statements.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Basis of presentation and consolidation
The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Berkshire Insurance Group and Berkshire Bank (the “Bank”), together with the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York chartered limited-purpose commercial bank. All significant inter-company transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Business
Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, businesses, not-for-profit organizations, and municipalities through its offices in western Massachusetts, southern Vermont and northeastern New York. Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts. Its primary lending products are residential mortgages, commercial mortgages, construction loans, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services; it also offers interest rate swap contracts to commercial customers. The Company offers wealth management services including trust, financial planning, and investment services. The Company is an agent for complete lines of property and casualty, life, disability, and health insurance.
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
Use of estimates
In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses; the valuation of deferred tax assets; the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses; the determination of other-than-temporary impairment of investment securities; and the determination of fair value of financial instruments.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share
Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended
	March 31,

(In thousands, except per share data)	2009	2008

Net income	$3,883	$6,049

Less: Cumulative preferred stock dividend and accretion	637	—

Net income available to common stockholders	$3,246	$6,049

Average number of common shares outstanding	12,293	10,506
Less: average number of unvested stock award shares	(129)	(120)

Average number of basic shares outstanding	12,164	10,386

Plus: average number of dilutive unvested stock award shares	21	7
Plus: average number of dilutive shares based on stock options and warrants	62	64

Average number of diluted shares outstanding	12,247	10,457

Basic earnings per common share	$0.27	$0.58
Diluted earnings per common share	$0.27	$0.58
On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”), part of the Emergency Economic Stabilization Act of 2008 enacted on October 3, 2008. As a participant in the CPP, on December 19, 2008 we sold to the Treasury for an aggregate purchase price of $40 million, 4,000 shares of preferred stock warrants to purchase 226,330 shares of common stock. The warrants have an exercise price of $26.51 per share and were deemed to have a value of $14.13 per share based on U.S. GAAP allocation methodologies, and a fair value of $7.87 per share based on a Black-Scholes valuation model as of December 19, 2008 . The warrants were not dilutive to earnings per common share as of March 31, 2009.
Stock awards pertaining to 108,012 shares were anti-dilutive and were excluded from the diluted earnings per common share calculation as of March 31, 2009.
Recent accounting pronouncements
Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”), Staff Positions (“FSP”), and Interpretations (“FIN”)
SFAS No. 157 Related Pronouncements
In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No.157.” This FSP defers the effective date of SFAS No.157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP on January 1, 2009 did not have a significant impact on the Company’s financial statements.
In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 emphasizes that even if there has been a significant decrease in the volume

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP SFAS No. 157-4 shall be applied prospectively and is not expected to have a significant impact on the Company’s financial statements.
SFAS No. 141R and Related Pronouncements
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement became effective for all business combinations for which the acquisition date is on or after January 1, 2009, will change the Company’s accounting treatment for business combinations on a prospective basis, and could have a material impact on the Company’s financial statements.
FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS No. 141R-1 amends the guidance in SFAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FIN No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS No. 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. FSP SFAS No. 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. FSP SFAS No. 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009 and is not expected to have a material impact on the Company’s financial statements.
Other FASB Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re-characterized as non-controlling interests and classified as a component of equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 60 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS No.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial statements. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements. Please see note 10 on derivative financial instruments and hedging activities for additional information.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share”. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF No. 03-6-1. Early application is not permitted. FSP EITF No. 03-6-1 became effective for the Company on January 1, 2009 and did not have an impact on the Company’s financial statements.
In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is not expected to have a significant impact on the Company’s financial statements upon adoption.
FSP SFAS No.115-2 and SFAS No.124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS No.115-2 and SFAS No.124-2 (i) changes existing guidance for determining whether an impairment is other than temporary with regard to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No.115-2 and SFAS No.124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS No.115-2 and SFAS No.124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon adoption, a cumulative effect adjustment will be recorded to reclassify the non-credit component of previously recognized other-than-temporary impairment from retained earnings to other comprehensive income. This FSP is not expected to have a significant impact on the Company’s financial statements.
Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”)
In April 2009, the SEC issued SAB 111 to amend Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities so as to limit its scope to equity securities while deferring guidance on other than temporary impairment for debt securities to FSP SFAS No.115-2 and SFAS No.124-2. SAB 111 also reasserted the definition of “other than temporary impairment” in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and explained

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that the FASB did not intend for that term to mean ‘permanent’ impairment. SAB 111 became effective upon issuance and did not have a significant impact on the Company’s financial statements.

2.	TRADING ACCOUNT SECURITY

The Company originated a $15.0 million economic development bond that is being accounted for at fair value in accordance with SFAS No. 159’s fair value election. The security had an amortized cost of $15.0 million and a fair value of $17.6 million at March 31, 2009. As discussed further in note 10 on derivative financial instruments and hedging activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. In accordance with the guidance of SFAS No. 159, this security is classified as a trading security. The Company does not purchase securities with the intent of selling them in the near term, thus there are no other securities in the trading portfolio at March 31, 2009.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

A summary of securities follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

March 31, 2009

Securities available for sale
Debt securities:
Municipal bonds and obligations	$74,907	$1,200	$(985)	$75,122
Mortgaged-backed securities	177,179	3,889	(133)	180,935
Other bonds and obligations	22,350	135	(4,718)	17,767

Total debt securities	274,436	5,224	(5,836)	273,824
Equity securities:
Marketable equity securities	1,243	70	(258)	1,055

Total securities available for sale	275,679	5,294	(6,094)	274,879

Securities held to maturity
Municipal bonds and obligations	27,312	524	—	27,836
Mortgaged-backed securities	660	5	(2)	663

Total securities held to maturity	27,972	529	(2)	28,499

Total	$303,651	$5,823	$(6,096)	$303,378

December 31, 2008

Securities available for sale
Debt securities:
Municipal bonds and obligations	$76,843	$401	$(1,830)	$75,414
Mortgaged-backed securities	174,896	2,275	(193)	176,978
Other bonds and obligations	24,341	170	(3,622)	20,889

Total debt securities	276,080	2,846	(5,645)	273,281
Equity securities:
Marketable equity securities	1,177	32	(110)	1,099

Total securities available for sale	277,257	2,878	(5,755)	274,380

Securities held to maturity
Municipal bonds and obligations	25,066	860	—	25,926
Mortgaged-backed securities	806	1	(4)	803

Total securities held to maturity	25,872	861	(4)	26,729

Total	$303,129	$3,739	$(5,759)	$301,109

Management evaluates available for sale (“AFS”) and held to maturity (“HTM”) securities for other than-temporary-impairment (“OTTI”) at least quarterly. Securities are evaluated individually based on various factors including, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery of cost. Declines in the fair value of securities below their cost that are deemed to be other than temporarily impaired, are recognized through earnings as realized losses in the period in which the impairment is identified.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses on the other bonds and obligations available for sale increased by $1.1 million to $4.7 million at March 31, 2009 as compared to December 31, 2008 primarily as a result of an increase in the credit spreads on the trust preferred securities in this portfolio and general macro-economic pressure on security prices. The Company evaluated securities individually to assess the risk of loss based on various stress scenarios and deemed the risk of loss to be unlikely. Furthermore, the Company has the intent and ability to hold these securities for a time necessary to recover its cost basis or until maturity (at which time, full payment is expected). Based on management’s review of all AFS and HTM portfolios, there were no securities deemed impaired on an other-than-temporary basis as of March 31, 2009.

4.	LOANS

Loans consist of the following:

(In thousands)	March 31, 2009	December 31, 2008

Residential mortgages 1-4 family	$623,178	$642,733
Construction	28,329	34,521

Total residential mortgages	651,507	677,254
Commercial mortgages Construction	132,362	129,704
Single and multifamily	66,043	69,964
Other	598,958	605,788

Total commercial mortgages	797,363	805,456
Commercial business	179,765	178,934
Consumer Auto and other	123,430	140,784
Home equity and second mortgages	217,313	204,724

Total consumer	340,743	345,508
Total loans	$1,969,378	$2,007,152

5.	LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008

Balance at beginning of year	$22,908	$22,116
Provision for loan losses	2,500	825
Loans charged-off	(2,643)	(883)
Recoveries	138	72

Balance at end of year	$22,903	$22,130

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2009	December 31, 2008

Time less than $100,000	$397,692	$391,713
Time $100,000 or more	381,963	351,663
Brokered time	2,946	2,942

Total time deposits	$782,601	$746,318

7.	REGULATORY CAPITAL

The Bank’s actual and required capital ratios are as follows:

			FDIC Minimum
	March 31, 2009	December 31, 2008	to be Well Capitalized

Total capital to risk weighted assets	12.2%	12.3%	10.0%

Tier 1 capital to risk weighted assets	11.1	11.2	6.0

Tier 1 capital to average assets	9.1	9.3	5.0
At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

8.	STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2009 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price

Balance, December 31, 2008	123	$27.40	453	$23.00
Granted	47	23.52	—	—
Stock options exercised	—	—	(11)	18.02
Stock awards vested	(37)	27.78	—	—
Forfeited	(4)	28.10	—	—

Balance, March 31, 2009	129	$25.85	442	$23.06

During the three months ended March 31, 2009 and 2008, proceeds from stock option exercises totaled $198 thousand and $1.0 million, respectively. During the three months ended March 31, 2009, there were 48 thousand shares issued in connection with stock option exercises and non-vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $397 thousand and $409

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thousand during the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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
A summary of the Company’s operating segments was as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated

Three months ended March 31, 2009
Net interest income	$18,008	$—	$(197)	$(100)	$17,711
Provision for loan losses	2,500	—	—	—	2,500
Non-interest income	4,093	4,578	1	—	8,672
Non-interest expense	15,788	2,459	112	94	18,453

Income (loss) before income taxes	3,813	2,119	(308)	(194)	5,430
Income tax expense (benefit)	884	870	(126)	(81)	1,547

Net income (loss)	$2,929	$1,249	$(182)	$(113)	$3,883

Average assets (in millions)	$2,638	$32	$400	$(396)	$2,674

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated

Three months ended March 31, 2008
Net interest income	$18,902	$—	$2,492	$(3,100)	$18,294
Provision for loan losses	825	—	—	—	825
Non-interest income	4,314	5,156	3,391	(3,389)	9,472
Non-interest expense	15,405	2,494	175	—	18,074

Income (loss) before income taxes	6,986	2,662	5,708	(6,489)	8,867
Income tax expense (benefit)	2,097	1,062	(341)	—	2,818

Net income (loss)	$4,889	$1,600	$6,049	$(6,489)	$6,049

Average assets (in millions)	$2,466	$32	$340	$(338)	$2,500
					.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. As of March 31, 2009, the Company held interest rate swaps with a total notional value of $310.3 million. Of this total, interest rate swaps with a combined notional value of $150 million were designated as cash flow hedges as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The remaining $160.3 million have been designated as economic hedges, which are hedges not subject to the hedge accounting rules of SFAS No. 133. At March 31, 2009, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2009.
The Company pledged collateral to derivative counterparties in the form of cash totaling $1.0 million and securities with an amortized cost of $27.9 million and a fair value of $28.3 million as of March 31, 2009. No collateral was posted from counterparties to the Company as of March 31, 2009. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.
Information about interest rate swap agreements entered into for interest rate risk management purposes at March 31, 2009, summarized by type of financial instrument the swap agreements were intended to hedge, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Gain (Loss)

	(In thousands)	(In years)			(In thousands)
Cash flow hedges
Interest rate swaps on FHLBB borrowings	$135,000	5.5	1.36%	4.24%	$(14,115)
Interest rate swaps on junior subordinated debentures	15,000	5.1	3.10	5.54	(1,070)

Total cash flow hedges	150,000				(15,185)

Economic hedges
Interest rate swap on industrial revenue bond	15,000	20.7	0.86	5.09	(2,431)
Interest rate swaps on loans with commercial loan customers	72,669	7.7	2.16	4.53	(4,869)
Reverse interest rate swaps on loans with commercial loan customers	72,669	7.7	4.53	2.16	4,657

Total economic hedges	160,338				(2,643)

Total	$310,338				$(17,828)

Cash flow hedges
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges are reported in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized. Each quarter, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.
The Company has entered into several interest rate swaps with an aggregate notional value of $135 million to convert the LIBOR based floating interest rates on a $135 million portfolio of Federal Home Loan Bank of

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Boston (“FHLBB”) advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.
In April 2008, the Company entered into an interest rate swap with a notional value of $15 million to convert the floating rate interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures.
Accumulated net unrealized losses on interest rate swaps hedging the FHLBB borrowings and the junior subordinated debentures totaled $14 million and $1 million, respectively, as of March 31, 2009, net of the related income tax benefit of $5.9 million and $0.4 million, and are recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet.
Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholder’s Equity related to interest rate derivatives designated as hedges of cash flows for the periods ended March 31, 2009 and March 31, 2008 were as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008

Interest rate swaps on FHLBB borrowings:
Unrealized gain recognized in accumulated other comprehensive loss, gross of reclassification adjustments and taxes	$1,828	$—

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	(741)	—

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	255	—

Net tax expense on items recognized in accumulated other comprehensive loss	(470)

Net gain, net of reclassification adjustments and tax effects	872

Net interest expense recognized in interest expense on borrowings and junior subordinated debentures	917	—

Interest rate swaps on junior subordinated debentures:
Unrealized gain recognized in accumulated other comprehensive loss, gross of reclassification adjustments and taxes	$101	$—

Net tax expense on items recognized in accumulated other comprehensive loss	(35)

Net gain, net of reclassification adjustments and tax effects	66

Net interest expense recognized in interest expense on borrowings and junior subordinated debentures	71	—
In the first quarter of 2009, Berkshire Bank initiated and subsequently terminated two interest rate swaps with notional amounts totaling $30 million that were hedging FHLBB borrowings. In reviewing the current interest rate environment, Berkshire’s asset sensitive interest rate risk profile, and Berkshire’s liquidity position, it was determined that these longer-term, fixed rate instruments were no longer necessary to manage Berkshire’s overall balance sheet profile. Gains totaling $741 thousand were generated on the termination of the swaps.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
In the second quarter of 2008, the Company applied the fair value option permitted under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to a $15.0 million economic development bond bearing a fixed rate of 5.09%. The bond is classified as a trading security. The Company simultaneously entered into an interest rate swap with a $15.0 million notional, to swap out the fixed rate of interest on the bond in exchange for a LIBOR-based floating rate. The intent of the economic hedge was to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. Unrealized gains on the economic development bond totaled $2.6 million at March 31, 2009 and were offset by unrealized losses of $2.4 million on the related interest rate swap.
In addition to the hedging activities above, the Company offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to effectively convert a variable-rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s earnings. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. As of March 31, 2009, the unrealized gains (losses) on the interest rate swaps with customers and the reverse swaps with financial institutions totaled $4.7 million and $(4.9) million, respectively. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $192 thousand as of March 31, 2009 and were not material to the financial statements. The interest income and expense on these mirror image swaps exactly offset each other.
Amounts included in the Consolidated Statements of Income related to economic hedges were as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008

Interest rate swap on industrial revenue bond:

Net interest expense recognized in interest and dividend income on securities	$160	$—

Unrealized loss recognized in other non interest income	868	—

Interest rate swaps and reverse swaps on loans with commercial loan customers:

Favorable credit valuation adjustment recognized in other non interest income	8	—

11.	FAIR VALUE MEASUREMENTS

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

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.
Recurring fair value measurements of financial instruments
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$17,565	$17,565
Securities available for sale	488	273,330	1,061	274,879
Derivative assets	—	4,657	—	4,657
Derivative liabilities	—	22,485	—	22,485
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at March 31, 2009.

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2008	$18,144	$1,446

Included in earnings within other non-interest income	(579)	—
Included in other comprehensive income	—	(385)
Purchases, issuances and settlements	—	—
Transfers into Level 3	—	—

Balance as of March 31, 2009	$17,565	$1,061

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(579)	$(385)
Non-recurring fair value measurements of financial instruments
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain financial assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.
Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Impaired loans totaling $40.5 million were subject to nonrecurring fair value measurement at March 31, 2009. These loans were primarily commercial loans and these measurements were classified as Level 3. Impaired loans with a cost basis of $8.3 million were determined to require a valuation allowance, which was recorded at $1.6 million at March 31, 2009 based on estimated fair value. This allowance represents a $0.6 million increase in the provision for impaired loans for the period ended March 31, 2009.
Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. Market value is based on committed secondary market prices, which is deemed to be a level 2 classification. Loans held for sale totaled $5.3 million at March 31, 2009. No fair value adjustments were recorded during the period ended March 31, 2009 on loans held for sale.
Capitalized mortgage loan servicing rights. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. Write-downs on capitalized mortgage loan servicing rights totaled $144 thousand during the period ended March 31, 2009.
Non-financial assets and Non-financial liabilities
Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Bank. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Thereafter, OREO properties are recorded at the lower of cost or fair value. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. OREO properties totaled $370 thousand at March 31, 2009. The Company recorded write-downs totaling $127 thousand during the period ended March 31, 2009 for existing OREO properties.
Goodwill and intangibles. Goodwill is assessed for impairment periodically and impairment is recognized as necessary based on the criteria established in SFAS No. 142, Goodwill and Other Intangibles. The Company’s Goodwill balance as of March 31, 2009 was $161.7 million. No impairment was recorded on goodwill during the period ended March 31, 2009.
Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years. The Company assesses its intangibles for impairment periodically and recognizes impairment as necessary. The Company’s net other intangible balance as of March 31, 2009 totaled $16.8 million. This balance was primarily made up of core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions. No impairment was recorded on other intangibles during the period ended March 31, 2009.

12.	SUBSEQUENT EVENTS

Acquisition of CNB Financial. On April 29, 2009, the Company announced its proposed acquisition of CNB Financial Corp., the holding company for Commonwealth National Bank. CNB Financial Corp. had total assets of $295 million, total loans of $242 million and total deposits of $197 million at December 31, 2008. The Company will pay 0.3696 shares of Berkshire Hills common stock for each share of CNB Financial Corp. common stock, or approximately $19.5 million of merger consideration in the aggregate based on an assumed price of $23.00 for the Company’s stock price. The Company anticipates closing this transaction in the third quarter of 2009, subject to approval by the stockholders of CNB Financial, and other customary conditions, including regulatory approval.
Preferred Stock Repayment Application. The Company has applied to repay the preferred stock that was issued to the U.S. Department of Treasury in the fourth quarter of 2008. Such repayment is subject to approval by the Treasury Department, following consultation by the Company with the Office of Thrift Supervision. The Company expects that any such repayment would be funded by $40 million from cash on hand at the holding company as of March 31, 2009. Furthermore, the Company is also evaluating the possibility of repurchasing the warrants. However, there can be no assurance that the Company can redeem this equity or that the federal government will allow for the redemption of this preferred stock or the repurchase of the warrants.

BERKSHIRE HILLS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with Management’s Discussion and Analysis included in the 2008 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year ending December 31, 2009 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate.
Berkshire Hills Bancorp, Inc. is the holding company for Berkshire Bank. Established in 1846, Berkshire Bank is one of Massachusetts’ oldest and largest independent banks and the largest banking institution based in Western Massachusetts. The Bank is headquartered in Pittsfield, Massachusetts with branches serving communities throughout Western Massachusetts, Northeastern New York and Southern Vermont. The Bank is transitioning into a regional financial services company and is positioning itself as the financial institution of choice in its retail and commercial markets, delivering exceptional customer service and a broad array of competitively priced deposit, loan, insurance, wealth management and trust services, and investment products. Berkshire Hills Bancorp is also the holding company for Berkshire Insurance Group, which sells all lines of insurance (personal, commercial, employee benefits, and life insurance) in ten locations in Massachusetts and in affiliation with the branch offices of Berkshire Bank.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. and subsidiaries. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our ability to predict results or the actual effects of our plans and strategies are inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and in Form 10-Q, and in other reports filed with the Securities and Exchange Commission. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to: general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business; conditions in the securities markets or the banking industry; changes in interest rates and energy prices, which may affect our net income or future cash flows; changes in deposit flows, and in demand for deposit, loan, and investment products and other financial services in our local markets; changes in real estate values, which could impact the quality of the assets securing our loans; changes in the quality or composition of the loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers; the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future; changes in accounting principles, policies, practices, or guidelines; changes in legislation and regulation; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which we are highly dependent; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. W e do not assume any obligation to revise forward-looking statements except as may be required by law.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND NEW ACCOUNTING PRONOUNCEMENTS
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2008 Form 10-K. Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
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
Accounting policies related to the allowance for loan losses, the valuation of deferred tax assets, the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses, the determination of other than temporary impairment of investment securities, and the determination of fair value of financial instruments are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2008. Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements of this report for a detailed discussion of new accounting pronouncements. The Company performs an annual impairment test of goodwill in the fourth quarter of its fiscal year-end. As of March 31, 2009, there have been no events requiring the Company to perform an interim impairment test of goodwill.

Selected Financial Data
The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months ended
	March 31,
	2009		2008

PERFORMANCE RATIOS (1)
Core return on tangible assets	0.77%		1.24%
Return on total assets	0.59		0.97
Core return on tangible common equity	8.54		19.52
Return on total common equity	3.52		7.38
Net interest margin, fully taxable equivalent	3.11		3.41
Core tangible non-interest income to tangible assets	1.42		1.64
Non-interest income to assets	1.32		1.52
Core tangible non-interest expense to tangible assets	2.86		2.95
Non-interest expense to assets	2.80		2.89
Efficiency ratio	65.23		60.12

GROWTH METRICS (2)
Total loans, year-to-date (annualized)	(8)%		(2)%
Total deposits, year-to-date (annualized)	24		12
Total net revenue, year-to-year	(5)		19

FINANCIAL DATA (In millions)
Total assets	$2,724		$2,546
Total loans	1,969		1,935
Total intangible assets	179		182
Total deposits	1,938		1,880
Total stockholders’ equity	413		329
Total common stockholders’ equity	376		329
Total core income	3.9		6.0
Total net income	3.9		6.0

ASSET QUALITY RATIOS
Net charge-offs (annualized)/average loans	0.51%		0.17%
Non-performing assets/total assets	0.47		0.51
Loan loss allowance/total loans	1.16		1.14
Loan loss allowance/nonperforming loans	1.84	x	1.82	x

PER COMMON SHARE DATA
Core earnings, diluted	$0.27		$0.58
Net earnings, diluted	0.27		0.58
Tangible common book value	16.03		13.97
Total common book value	30.54		31.38
Market price at period end	22.92		25.19
Dividends	0.16		0.15

CAPITAL RATIOS
Common stockholders’ equity to total assets	13.80%		12.91%
Tangible common stockholders’ equity to tangible assets	7.75		6.19
Stockholders’ equity to total assets	15.15		12.91
Tangible stockholders’ equity to tangible assets	9.20		6.19

(1)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(2)	Loan and deposit growth metrics are based on the annualized changes since the December 31, 2008 balances for total loans and total deposits of $2,007 million and $1,830 million respectively.

Average Balances and Average Yields/Rate
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended March 31,
(In thousands)	2009		2008

	Average	Yield/Rate	Average	Yield/Rate
	Balance	(FTE basis)	Balance	(FTE basis)

Assets
Loans
Residential mortgages	$675,905	5.56%	$659,406	5.70%
Commercial mortgages	804,109	5.39	712,317	6.86
Commercial business loans	173,055	5.96	201,433	7.55
Consumer loans	343,296	4.64	369,659	6.58

Total loans	1,996,365	5.37	1,942,815	6.48
Securities	335,414	4.85	254,561	5.69
Short-term investments	49,966	0.17	16,498	2.24

Total earning assets	2,381,745	5.18	2,213,874	6.36
Goodwill and other intangible assets	178,711		182,895
Other assets	113,471		104,027

Total assets	$2,673,927		$2,500,796

Liabilities and stockholders’ equity
Deposits
NOW	$193,038	0.40%	$208,275	1.09%
Money market	462,518	1.40	466,673	2.88
Savings	213,074	0.44	210,310	0.97
Time	762,940	3.43	715,026	4.43

Total interest-bearing deposits	1,631,570	2.11	1,600,284	3.09
Borrowings and debentures	365,833	4.10	346,475	4.57

Total interest-bearing liabilities	1,997,403	2.47	1,946,759	3.35
Non-interest-bearing demand deposits	232,480		217,355
Other liabilities	32,960		7,079

Total liabilities	2,262,843		2,171,193

Total stockholders’ common equity	374,207		329,603
Total stockholders’ preferred equity	36,877		—

Total stockholders’ equity	411,084		329,603

Total liabilities and stockholders’ equity	$2,673,927		$2,500,796

Net interest spread		2.71%		3.01%
Net interest margin		3.11%		3.41%

Supplementary data
Total deposits	$1,864,050		$1,817,639
Fully taxable equivalent income adj.	566		492

(1)	The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.

(2)	The average balance for securities available-for-sale is based on amortized cost.

SUMMARY
First quarter 2009 earnings totaled $3.9 million, compared to $6.0 million in the first quarter of 2008. Earnings available to common shareholders totaled $3.2 million ($0.27 per share) compared to $6.0 million ($0.58 per share).
First quarter 2009 results included the impact of Berkshire’s common and preferred stock placements in the prior quarter. Results in 2009 also included the impact of higher expenses related to FDIC insurance premiums and the higher loan loss provision. Additionally, the economic downturn contributed to the change in earnings per share.
First quarter financial highlights included:
•	6% growth in total deposits, with increases in all major categories producing record quarterly growth

•	6% growth in home equity and second mortgages outstandings due to new accounts from ongoing promotions

•	1% decrease in non-interest expense before FDIC premiums (2% growth including FDIC)

•	Non-performing assets decreased to 0.47% of total assets from 0.48% at year-end 2008

•	Accruing delinquent loans decreased to 0.46% of total loans from 0.51% at year-end 2008
Short-term interest rates remained near zero in the first quarter of 2009, and the economic recession deepened. Most business lines were affected by a decline in demand, and the net interest margin declined due to the impact of deposit market pricing floors. The margin was also affected by run-off of loans as consumers refinanced mortgages into long term fixed rate mortgages sold to the secondary market, and business loans decreased due to deleveraging by business customers. Net loan charge-offs increased for several loan types as loan collateral lost value and provided less protection on defaulted loans.
During the first quarter, the Company introduced the Berkshire Bank Community Investment Program to provide support and stimulus to our markets during this challenging economic time. This program provides targeted loan support to key sectors and also offers assistance to qualifying customers seeking better solutions for managing their credit.
Berkshire paid a dividend of $0.16 per share in the first quarter of 2009, which was a 7% increase over the dividend of $0.15 per share in the first quarter of 2008 due to an increase in the quarterly dividend amount in the second quarter of 2008.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008
Summary. Total assets were $2.7 billion at March 31, 2009, increasing by $0.1 billion (2%) from year-end 2008. This increase was due to a $0.1 billion increase in short-term investments funded by a similar increase in deposits.
Assets. Short-term investments at March 31, 2009 included $110 million invested short-term with the Federal Reserve Bank of Boston. The $18 million balance for the trading security represents one economic development bond for which the Company has entered into an interest rate swap.
There were no material changes in the investment portfolio during the most recent quarter. The net unrealized loss on securities available for sale decreased to $0.8 million from $2.9 million due to improved securities prices reflecting some normalization in the markets following turbulence in the fourth quarter of 2008. The Federal Home Loan Bank of Boston (FHLBB) terminated its dividend to shareholders following its report of a loss in 2008. The Company’s equity investment in the FHLBB totaled $21.1 million at March 31, 2009. The FHLBB expects to continue its operations and the Company did not deem its investment in FHLBB to be impaired as of quarter-end. The Company owns one pooled trust preferred security with a cost of $2.6 million and a fair market value of $0.5 million. During the first quarter, the credit rating on this security was downgraded to Caa from Aa. This security is expected to continue to perform in accordance with its terms and the impairment was not viewed as other than temporary by the Company.

Total loans decreased by $38 million (2%) due to refinancings of residential mortgages into fixed rate loans sold to federal agencies, along with planned runoff of automobile loans. All other loans increased by $5 million due to a $13 million increase in home equity balances offset by a $7 million decrease in total commercial loans. Home equity balances grew primarily due to new accounts related to continuing promotional offerings. Commercial loans declined due to lower originations reflecting softer qualifying loan demand.
Non-performing assets decreased to 0.47% of assets at quarter-end, compared to 0.48% at the start of the quarter. Performing delinquent loans decreased to 0.46% of total loans from 0.51%. Annualized net loan charge-offs totaled 0.51% of average loans during the quarter, and the loan loss allowance increased to 1.16% of total loans from 1.14% at the start of the quarter.
Classified performing loans increased to $92 million at March 31, 2009, compared to $73 million at the prior year-end. The increase was primarily in commercial construction loans to developers of residential properties for which interest payments are current, but which are experiencing slower sales in the current environment. The Company believes that these projects are adequately supported by the underlying collateral and that the properties will generally be sold in the ordinary course of business by the developers within a reasonable time frame. Additionally, the Company is working with these developers under its recently announced Community Investment Program to provide financing incentives to home buyers for these projects. Performing loans deemed to be troubled debt restructurings increased to $17 million at March 31, 2009 from $7 million at year-end 2008 due primarily to one $12 million performing substandard commercial real estate loan to a non-profit organization which is viewed as fully collateralized and expected to perform in accordance with the restructured terms. Due to this loan, the total amount of impaired loans increased to $41 million at March 31, 2009, compared to $29 million at year-end 2008. At March 31, 2009, there were $8 million in impaired loans with a specific valuation allowance totaling $2 million and $33 million in impaired loans with no specific valuation allowance.
Liabilities. Deposit growth totaled $109 million (6%) in the first quarter of 2009. The growth in deposits was recorded in all major categories, and was concentrated in money market and time deposit accounts. In addition to funding growth in short-term investments, deposit growth also funded a $32 million reduction in borrowings during the first quarter, along with a $20 million reduction in due to broker due to the clearing of a securities purchase at year-end 2008. The deposit growth, borrowings reduction, and increase in short-term investments boosted Berkshire’s liquidity and resources to fund planned future loan growth.
Equity. Total stockholders’ equity increased by $4 million in the first quarter due to retained earnings and improved prices of investment securities. The ratio of tangible equity to assets at quarter-end measured 9.2% and the ratio of total equity to assets measured 15.2%. Berkshire Bank’s regulatory capital ratios exceeded the requirements for the highest “Well Capitalized” rating, including a Bank risk based capital ratio of 12.2%. Tangible book value per common share increased to $16.03 from $15.73 during the quarter, and total common book value per share increased to $30.54 from $30.33. Net income available to common shareholders was net of dividends related to preferred stock issued in the fourth quarter of 2008, together with the cost related to the amortization of stock warrants that were issued in conjunction with the preferred stock.
COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
Summary. First quarter 2009 net income decreased by $2.2 million (36%) compared to the first quarter of 2008. Total revenue decreased by $1.4 million, the loan loss provision increased by $1.7 million, and total non-interest expense increased by $0.4 million. Earnings per common share were further impacted by additional common shares and preferred stock dividends resulting from capital issuances in the fourth quarter of 2008. First quarter average diluted shares were 12.2 million in 2009, compared to 10.5 million in 2008. First quarter income available to common shareholders was net of $0.6 million in 2009 related to preferred stock and warrant costs; there were no similar charges in 2008.

Net Interest Income. First quarter net interest income decreased by $0.6 million (3%) in 2009 compared to 2008. The net interest margin was 3.11% in the first quarter of 2009, compared to 3.41% in the first quarter of 2008 and in the fourth quarter of 2008. The margin had been expected to decrease due to the impact of deposit market pricing floors in the current low rate environment. Additionally, the margin was impacted by the elimination of the Federal Home Loan Bank dividend, mortgage and auto loan run-off, higher short-term investments, and a moderation in commercial loan demand. Total first quarter average earning assets increased by $168 million from year-to-year due primarily to loan and securities growth in 2008, along with the growth in short-term investments in the most recent quarter.
Non-Interest Income. First quarter non-interest income decreased by $0.8 million year-to-year due to a $1.0 million decrease in insurance and wealth management revenues. Insurance revenues decreased $0.6 million (11%) due to the soft pricing conditions in the industry. Of note, insurance fee income is seasonally high in the first half of the year due to the receipt of contingency income. First quarter contingency income totaled $2.3 million in 2009, compared to $2.8 million in 2008. Wealth management revenues decreased by $0.4 million from year-to-year, reflecting the further decline in the stock market in the most recent quarter, following the decline in the fourth quarter of 2008. Both insurance and wealth management fee revenues are based on percentages of the underlying business volume — premiums volume for insurance and the market value of assets under management for wealth management. During the most recent quarter, there was a $0.7 million gain on the termination of a swap that was entered into at the start of the quarter and terminated after interest rates changed later in the quarter. There was a $0.8 million loss on the prepayment of higher rate medium-term Federal Home Loan Bank borrowings.
Loan Loss Provision. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The loan loss provision totaled $2.5 million in the first quarter of 2009, compared to $0.8 million in the prior year first quarter. Net loan charge-offs totaled $2.5 million in the most recent period and measured 0.51% of average loans on an annualized basis. This was an increase, as anticipated, from the 0.19% average in 2008 due to the downturn in the economy. Charge-offs included $1.4 million related to commercial mortgages and $0.8 million related to auto loans, which portfolio is in run-off. The commercial mortgage charge-offs reflected further declines in real estate values. The auto loan charge-off rate increased to an annual rate of 1.8% due to declines in the prices of newly repossessed autos.
Non-Interest Expense and Income Tax Expense. First quarter non-interest expense increased by $0.4 million due to a $0.6 million increase in FDIC premiums reflecting higher rates charged to the industry and the full utilization of credits in 2008 which are no longer available in 2009. All other non-interest expense decreased by 1%. In February 2009, the FDIC announced that it planned a 0.2% special assessment on deposits as of June 30, 2009 and payable as of September 30, 2009. The FDIC then announced that the assessment might be lowered to 0.1% of deposits under certain conditions. The Company had $1.9 billion in deposits at March 31, 2009, and the related assessment amount would equate to $4.0 million at the 0.2% assessment rate or $2.0 million at the 0.1% assessment rate based on these deposits. The actual amount of this planned assessment may differ from these amounts.
The first quarter effective income tax rate improved to 28% in 2009 compared to 32% in 2008 due to the higher proportionate benefit of tax preference items as a result of lower pretax income in 2009.
Results of Segment Operations. The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in the notes to the financial statements. One of the Company’s strategies is to emphasize fee income growth to diversify revenues, and reduce reliance on net interest income where margins are under pressure. The insurance segment is an important element of this strategy. It reflects the operations of Berkshire Insurance Group which is a full service insurance agency with ten offices in Western Massachusetts. During the first quarter of 2009, income declined in both the banking and insurance segments due to the factors previously discussed. For the Bank, these included lower revenues, and the higher loan loss provision and FDIC expense. For the insurance group, the decline in revenue was the primary reason for the decrease in earnings.

Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and interest rate swaps. The change in accumulated other comprehensive income was an increase of $2.3 million in the first quarter of 2009 compared to a decrease of $1.0 million in the first quarter of 2008. The increase in 2009 primarily reflected lower credit market spreads as financial markets began to normalize following turbulence in the fourth quarter of 2008. Due to these impacts, the Company recorded $6.2 million in total comprehensive income in the first quarter of 2009, compared to $5.0 million in the first quarter of 2008.
Liquidity and Cash Flows. The Company’s primary sources of funds were deposit growth and loan amortization and prepayments in the first quarter of 2009. The primary funds uses were reductions of borrowings and other liabilities, and increases in short-term investments. Net deposit growth and reinvestment of short-term investments are expected to be significant sources of funds during the remainder of the year, and loan and securities growth are expected to be significant uses of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. The Company expects to use interest rate swaps in managing its funds sources and uses. Berkshire Hills Bancorp’s primary routine sources of funds are expected to be dividends from Berkshire Bank and Berkshire Insurance Group. The holding company also receives cash from the exercise of stock options and uses cash for dividends and debt service. The holding company had a cash balance of $43.4 million on deposit at Berkshire Bank at March 31, 2009, primarily representing the proceeds from the Company’s common stock issuance in the fourth quarter of 2008. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2008 Form 10-K in Item 7.
Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity. At March 31, 2009, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2008 Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2008 Form 10-K. For the three months ended March 31, 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial statements. Information relating to payments due under contractual obligations is presented in the 2008 Form 10-K. There were no material changes in the Company’s payments due under contractual obligations during the first three months of 2009, except for derivatives transactions. The Company entered into $34 million in net additional interest rate swaps on commercial loans, with an additional $34 million net increase in back-to-back swaps with institutional third parties. The total amount of commercial loans with back-to-back interest rate swaps was $73 million at March 31, 2009. See note 10 on Derivative Financial Instruments and Hedging Activities for additional information related to interest rate swaps.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk during the first three months of 2009. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, except for the additional risk factor below. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the additional risk factor disclosed below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K including the additional risk factor disclosed below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Additional risk factor:
The proposed merger with CNB Financial Corp. is subject to a variety of conditions, including the approval of the stockholders of CNB Financial Corp. as well as regulatory approvals. There can be no assurance that such approvals will be obtained, or that the regulatory approvals will not contain a material adverse condition precluding closing the merger.
The success of the proposed merger with CNB Financial Corp., the holding company for Commonwealth National Bank, will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Berkshire Bank and Commonwealth National Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Commonwealth National Bank nor result in decreased revenues resulting from any loss of customers. We anticipate cost savings of approximately $2.3 million. If we are not able to successfully achieve these objectives, including the anticipated cost savings, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording the merger. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the merger.
Our future growth and profitability depends, in part, on our ability to successfully complete our acquisition of CNB Financial Corp. and manage combined operations. For the acquisition to be successful, we will have to succeed in combining our personnel and operations with those of CNB Financial Corp. and in achieving expense savings by eliminating selected redundant operations. We cannot assure you that our plan to integrate and operate the combined operations will be timely or efficient, or that we will successfully retain existing customer relationships of Commonwealth National Bank.
In addition, the proposed merger expands our market area into Worcester, Massachusetts. While this new market area is contiguous to our existing market area, there is a risk that we will lose customers in the new market areas, and may not adequately address this new market in terms of the products and services we propose to offer.
We and CNB Financial Corp. have operated and, until the completion of the merger, will continue to operate, independently. Certain employees of CNB Financial Corp. will not be employed by us after the merger. In addition, employees of CNB Financial Corp. that we wish to retain may elect to terminate their employment as a result of the merger, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of CNB Financial Corp.’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended March 31, 2009.

(b)	Not applicable.

(c)	The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2009.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2009	—	$—	—	97,993
February 1-28, 2009	—	—	—	97,993
March 1-31, 2009	—	—	—	97,993

Total	—	$—	—	97,993

On December 14, 2007, the Company authorized the purchase of up to 300,000 additional shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases. During the quarter, 9,579 shares were repurchased by the Company to fund tax withholdings for vested stock awards and cashless stock option exercises during the period. These shares are not included in the total number of shares purchased as part of publicly announced plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Agreement and Plan of Merger dated as of April 29, 2009 by and between Berkshire Hills Bancorp, Inc. and CNB Financial Corp.(1)
3.2	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(2)
3.3	Certificate of Designations for the Series A Preferred Stock.(3)
3.4	Amended and restated Bylaws of Berkshire Hills Bancorp, Inc.(4)
4.1	Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on April 30, 2009.

(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(3)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 23, 2008.

(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.
Dated: May 11, 2009	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer and Director

Dated: May 11, 2009	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President, Chief Financial Officer and Treasurer