Form 10-Q
period 2009-06-30
BERKSHIRE HILLS BANCORP INC
filed 2009-08-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☐
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
The Registrant had 13,915,915 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2009.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2009	2008
Assets
Cash and cash equivalents	$30,746	$26,582
Federal funds sold and short-term investments	36,037	18,216

Total cash and cash equivalents	66,783	44,798

Trading security	16,247	18,144
Securities available for sale, at fair value	303,546	274,380
Securities held to maturity (fair values of $27,640 and $26,729)	26,851	25,872
Restricted equity securities	23,120	23,120

Total securities	369,764	341,516

Loans held for sale	8,901	1,768

Residential mortgages	627,958	677,254
Commercial mortgages	833,598	805,456
Commercial business loans	172,341	178,934
Consumer loans	334,882	345,508

Total loans	1,968,779	2,007,152
Less: Allowance for loan losses	(22,917)	(22,908)

Net loans	1,945,862	1,984,244

Premises and equipment, net	36,197	37,448
Goodwill	161,725	161,178
Other intangible assets	15,987	17,652
Cash surrender value of life insurance	36,267	35,668
Derivative assets	3,166	3,741
Other assets	36,434	38,716

Total assets	$2,681,086	$2,666,729

Liabilities
Demand deposits	$257,133	$233,040
NOW deposits	176,238	190,828
Money market deposits	506,100	448,238
Savings deposits	209,232	211,156
Time deposits	802,691	746,318

Total deposits	1,951,394	1,829,580

Short-term debt	—	23,200
Long-term Federal Home Loan Bank advances	264,860	318,957
Other long-term debt	17,000	17,000
Junior subordinated debentures	15,464	15,464
Derivative liabilities	14,181	24,068
Due to broker	—	19,895
Other liabilities	10,636	10,140

Total liabilities	2,273,535	2,258,304

Stockholders’ equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; 40,000 shares issued in 2009 and none outstanding; 40,000 shares issued and outstanding in 2008 with a $1,000 liquidation value)	—	36,822
Common stock ($.01 par value; 26,000,000 shares authorized; 15,848,825 shares issued and 13,916,034 shares outstanding in 2009; 14,238,825 shares issued and 12,253,444 shares outstanding in 2008)	158	142
Additional paid-in capital	338,836	307,619
Unearned compensation	(2,168)	(1,905)
Retained earnings	125,915	127,773
Accumulated other comprehensive loss	(6,027)	(11,574)
Treasury stock, at cost (1,932,791 shares in 2009 and 1,985,381 shares in 2008)	(49,163)	(50,452)
Total stockholders’ equity	407,551	408,425

Total liabilities and stockholders’ equity	$2,681,086	$2,666,729

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Interest and dividend income
Loans	$25,370	$29,823	$51,802	$61,146
Securities and other	3,395	3,011	6,843	6,211

Total interest and dividend income	28,765	32,834	58,645	67,357
Interest expense
Deposits	8,677	10,521	17,150	22,809
Borrowings and junior subordinated debentures	3,364	3,666	7,060	7,607

Total interest expense	12,041	14,187	24,210	30,416

Net interest income	16,724	18,647	34,435	36,941
Non-interest income
Insurance commissions and fees	3,274	3,694	7,843	8,840
Deposit service fees	2,443	2,486	4,679	4,641
Wealth management fees	1,113	1,567	2,302	3,195
Loan service and interest rate swap (expense) fees	(136)	228	255	465

Total fee income	6,694	7,975	15,079	17,141
Gain (loss) on sale of securities, net	3	(26)	1	(26)
Other non-recurring income	1,240	—	1,177	(12)
Other	468	562	820	880
Total non-interest income	8,405	8,511	17,077	17,983

Total net revenue	25,129	27,158	51,512	54,924
Provision for loan losses	2,200	1,105	4,700	1,930
Non-interest expense
Compensation expense	8,902	9,842	18,254	19,498
Occupancy and equipment	2,859	2,774	5,987	5,742
Marketing, data processing and professional services	2,233	2,127	4,323	3,986
FDIC premiums and special assessment	2,387	54	3,079	108
Other non-recurring expense	601	683	601	683
Amortization of intangible assets	833	1,019	1,666	2,103
Other	2,163	2,133	4,521	4,586

Total non-interest expense	19,978	18,632	38,431	36,706

Income before income taxes	2,951	7,421	8,381	16,288
Income tax expense	620	1,708	2,167	4,526

Net income	$2,331	$5,713	$6,214	$11,762

Less: Cumulative preferred stock dividends and accretion	393	—	1,030	—
Less: Deemed dividend resulting from preferred stock repayment	2,954	—	2,954	—
Net (loss) income available to common stockholders	$(1,016)	$5,713	$2,230	$11,762

Basic (loss) earnings per common share	$(0.08)	$0.55	$0.18	$1.14

Diluted (loss) earnings per common share	$(0.08)	$0.55	$0.18	$1.13

Weighted average common shares outstanding
Basic	12,946	10,302	12,556	10,344
Diluted	12,946	10,384	12,598	10,420
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Six Months Ended June 30,
(In thousands, except per share data)	2009	2008

Total stockholders’ equity at beginning of period	$408,425	$326,837
Comprehensive income:
Net income	6,214	11,762
Net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and tax effects	1,371	(1,733)
Net gain on derivative instruments, net of reclassification adjustments and tax effects	4,175	113

Total comprehensive income	11,760	10,142
Common cash dividends declared ($0.32 per share for 2009 and $0.31 per share for 2008)	(3,932)	(3,078)
Treasury stock purchased	—	(5,731)
Net impact of preferred stock and warrant including repurchase and dividends	(41,917)	—
Issuance of common stock, net of issuance costs (1,610,000 shares in 2009)	32,480	—
Forfeited unvested restricted shares (4,396 shares in 2009)	(124)	—
Reissuance of treasury stock-exercised stock options (11,831 shares in 2009)	212	1,112
Reissuance of treasury stock-other, net (37,302 shares in 2009, including 46,946 stock awards)	1,196	1,375
Stock-based compensation	748	824
Tax loss from stock compensation	—	(69)
Other equity changes, net (including additions to unearned compensation of $1,105 in 2009 and $1,382 in 2008)	(1,297)	(1,376)
Total stockholders’ equity at end of period	$407,551	$330,036

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$6,214	$11,762
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,700	1,930
Net amortization of securities	535	16
Net loan amortization and deferrals	(2,468)	(1,639)
Premises depreciation and amortization expense	1,929	1,919
Stock-based compensation expense	748	824
Excess tax loss from stock-based payment arrangements	—	69
Amortization of other intangibles	1,666	2,103
Increase in cash surrender value of bank-owned life insurance policies	(599)	(794)
(Gain) loss on sales of securities, net	(1)	26
Net increase in loans held for sale	(7,133)	(6,420)
Loss (gain) on sale of loans	192	(83)
(Gain) loss from sale of premises	(271)	36
Gain from sale of other real estate owned	(16)	—
Writedowns of other real estate owned	127	136
Net change in other	(1,531)	646

Net cash provided by operating activities	4,092	10,531

Cash flows from investing activities:
Sales of securities available for sale	7,914	7,684
Proceeds from maturities, calls and prepayments of securities available for sale	22,310	14,166
Purchases of securities available for sale	(77,569)	(26,765)
Proceeds from maturities, calls and prepayments of securities held to maturity	8,371	22,495
Purchases of securities held to maturity	(9,351)	(9,526)
Purchase of trading security	—	(15,000)
Decrease (increase) in loans, net	33,682	(36,098)
Proceeds from sale of premises and equipment	597	74
Proceeds from sale of other real estate owned	387	287
Proceeds from surrender of life insurance	—	1,103
Payment for acquisition	—	(1,030)
Capital expenditures	(1,002)	(1,276)

Net cash used by investing activities	(14,661)	(43,886)

Cash flows from financing activities:
Net increase (decrease) in deposits	121,814	(11,334)
Proceeds from Federal Home Loan Bank advances	60,000	179,835
Repayments of Federal Home Loan Bank advances and other borrowings	(137,299)	(134,805)
Net proceeds from common stock issuance	32,480	—
Treasury stock purchased	—	(5,731)
Net proceeds from reissuance of treasury stock	1,408	1,112
Excess tax effects from stock-based payment arrangements	—	(69)
Net impact of preferred stock and warrant including repurchase and dividends	(41,917)	—
Common stock cash dividends paid	(3,932)	(3,078)

Net cash provided by financing activities	32,554	25,930

Net change in cash and cash equivalents	21,985	(7,425)

Cash and cash equivalents at beginning of period	44,798	41,142

Cash and cash equivalents at end of period	$66,783	$33,717

Supplemental cash flow information:
Interest paid on deposits	$17,019	$22,896
Interest paid on borrowed funds	7,264	7,671
Income taxes paid, net	1,908	3,511
The accompanying notes are an integral part of these financial statements.

1. GENERAL
Basis of presentation and consolidation
The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Berkshire Insurance Group (“BIG”) and Berkshire Bank (the “Bank”), together with the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York chartered limited-purpose commercial bank. All significant inter-company transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Business
Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, businesses, not-for-profit organizations, and municipalities in and around western Massachusetts, southern Vermont and northeastern New York. Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts. Its primary lending products are residential mortgages, commercial mortgages, construction loans, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services; it also offers interest rate swap contracts to commercial customers. The Company offers wealth management services including trust, financial planning, and investment services. The Company is an agent for complete lines of property and casualty, life, disability, and health insurance.
Business segments
An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp, Inc. Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services. Insurance includes the activities of Berkshire Insurance Group, which provides commercial and consumer insurance services. The only other consolidated financial activity of the Company consists of the transactions of Berkshire Hills Bancorp, Inc.
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

Subsequent events
Subsequent events have been evaluated for their potential impact on the Company’s financial statements through August 8, 2009. There were no events subsequent to the date of the financial statements requiring recordation.
Earnings Per Common Share
Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net income	$2,331	$5,713	$6,214	$11,762

Less: Cumulative preferred stock dividends and accretion	393	—	1,030	—

Less: Deemed dividend resulting from preferred stock repayment	2,954	—	2,954	—

Net (loss) income available to common stockholders	$(1,016)	$5,713	$2,230	$11,762

Average number of common shares outstanding	13,063	10,425	12,680	10,466
Less: average number of unvested stock award shares	(117)	(123)	(124)	(122)

Average number of basic shares outstanding	12,946	10,302	12,556	10,344

Plus: average number of dilutive unvested stock award shares	—	6	11	7
Plus: average number of dilutive shares based on stock options	—	76	31	69

Average number of diluted shares outstanding	12,946	10,384	12,598	10,420

Basic (loss) earnings per common share	$(0.08)	$0.55	$0.18	$1.14
Diluted (loss) earnings per common share	$(0.08)	$0.55	$0.18	$1.13
Stock awards and options pertaining to 558,606 shares and 464,191 shares were anti-dilutive and were excluded from the diluted earnings per common share calculation for the three and six months ending June 30, 2009, respectively.
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
In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP on June 30, 2009 did not have a significant impact on the Company’s financial statements.

SFAS No. 141R and Related Pronouncements
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement, effective for all business combinations for which the acquisition date is on or after January 1, 2009, will change the Company’s accounting treatment for business combinations on a prospective basis, and could have a material impact.
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
Other FASB Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re-characterized as non-controlling interests and classified as a component of equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 became effective for the Company on January 1, 2009 and did not have an impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial statements. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements. Please see Note 10- Derivative Financial Instruments and Hedging Activities for additional information.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. Furthermore, it arranged these sources of GAAP in a hierarchy for users to apply accordingly. SFAS No. 162 became effective for the Company in November 2008 and did not have a significant impact on the Company’s financial statements upon adoption.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share”. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF No. 03-6-1. Early application is not permitted. FSP EITF No. 03-6-1 became effective for the Company on January 1, 2009 and did not have an impact on the Company’s financial statements.
In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP SFAS No. 107-1 became effective for the Company on June 30, 2009 and did not have a significant impact on the Company’s financial statements. Please see Note 11- Fair Value Measurements for additional information.
In April 2009, the FASB issued FSP SFAS No.115-2 and SFAS No.124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS No.115-2 and SFAS No.124-2 (i) changes existing guidance for determining whether an impairment is other than temporary with regard to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No.115-2 and SFAS No.124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS No.115-2 and SFAS No.124-2 became effective for the Company on June 30, 2009 and did not have a significant impact on the Company’s financial statements. Please see Note 3- Securities for additional information.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for the Company on June 30, 2009 and did not have a significant impact on the Company’s financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, and is not expected to have a significant impact on the Company’s financial statements upon adoption.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, and is not expected to have an impact on the Company’s financial statements upon adoption.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS No.168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 is effective for periods ending after September 15, 2009. SFAS No.168 is not expected to have a significant impact on the Company’s financial statements upon adoption.
Securities and Exchange Commission Staff Accounting Bulletin (“SAB”)
In April 2009, the SEC issued SAB 111 to amend Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities so as to limit its scope to equity securities while deferring guidance on other-than-temporary impairment for debt securities to FSP SFAS No.115-2 and SFAS No.124-2. SAB 111 also reasserted the definition of “other than temporary impairment” in SFAS No.115, “Accounting for Certain Investments in Debt and Equity Securities”, and explained that the FASB did not intend for that term to mean ‘permanent’ impairment. SAB 111 became effective upon issuance and did not have a significant impact on the Company’s financial statements.
2. TRADING ACCOUNT SECURITY
The Company originated a $15.0 million economic development bond that is being accounted for at fair value within the Company’s trading portfolio. The security had an amortized cost of $15.0 million and a fair value of $16.2 million at June 30, 2009. As discussed further in Note 10-Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at June 30, 2009.

3. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
The following is a summary of securities available for sale and held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

June 30, 2009
Securities available for sale
Debt securities:
Municipal bonds and obligations	$78,885	$642	$(1,979)	$77,548
Residential mortgage-backed securities	173,136	4,450	(9)	177,577
Corporate bonds	36,167	437	(292)	36,312
Trust preferred securities	9,324	—	(3,609)	5,715
Other bonds and obligations	5,270	23	(20)	5,273

Total debt securities	302,782	5,552	(5,909)	302,425
Equity securities:
Marketable equity securities	1,393	92	(364)	1,121

Total securities available for sale	304,175	5,644	(6,273)	303,546

Securities held to maturity
Municipal bonds and obligations	11,643	—	—	11,643
Residential mortgage-backed securities	540	6	(1)	545
Industrial revenue bonds	14,496	784	—	15,280
Other bonds and obligations	172	—	—	172

Total securities held to maturity	26,851	790	(1)	27,640

Total	$331,026	$6,434	$(6,274)	$331,186

December 31, 2008
Securities available for sale
Debt securities:
Municipal bonds and obligations	$76,843	$401	$(1,830)	$75,414
Residential mortgage-backed securities	174,747	2,270	(193)	176,824
Corporate bonds	14,810	170	(182)	14,797
Trust preferred securities	9,362	—	(3,414)	5,948
Other bonds and obligations	318	5	(26)	298

Total debt securities	276,080	2,846	(5,645)	273,281
Equity securities:
Marketable equity securities	1,177	32	(110)	1,099

Total securities available for sale	277,257	2,878	(5,755)	274,380

Securities held to maturity
Municipal bonds and obligations	9,892	—	—	9,892
Residential mortgage-backed securities	806	1	(4)	803
Industrial revenue bonds	15,002	860	—	15,862
Other bonds and obligations	172	—	—	172

Total securities held to maturity	25,872	861	(4)	26,729

Total	$303,129	$3,739	$(5,759)	$301,109

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at June 30, 2009 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$6,587	$6,680	$8,653	$8,653
Over 1 year to 5 years	42,370	42,551	1,487	1,487
Over 5 years to 10 years	21,997	22,212	2,577	2,668
Over 10 years	58,692	53,405	13,594	14,287

Total bonds and obligations	129,646	124,848	26,311	27,095

Marketable equity securities	1,393	1,121	—	—
Residential mortgage-backed securities	173,136	177,577	540	545

Total	$304,175	$303,546	$26,851	$27,640

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2009
Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,290	$35,165	$689	$6,647	$1,979	$41,812
Residential mortgage-backed securities	8	8,322	1	423	9	8,745
Corporate bonds	31	12,412	261	2,732	292	15,144
Trust preferred securities	—	—	3,609	5,716	3,609	5,716
Other bonds and obligations	20	125	—	—	20	125

Total debt securities	1,349	56,024	4,560	15,518	5,909	71,542
Equity securities:
Marketable equity securities	—	—	364	536	364	536

Total securities available for sale	1,349	56,024	4,924	16,054	6,273	72,078

Securities held to maturity
Municipal bonds and obligations	—	—	—	—	—	—
Residential mortgage-backed securities	—	94	1	101	1	195
Industrial revenue bonds	—	—	—	—	—	—
Other bonds and obligations	—	—	—	—	—	—

Total securities held to maturity	—	94	1	101	1	195

Total	$1,349	$56,118	$4,925	$16,155	$6,274	$72,273

Debt Securities
The Company evaluates debt and equity securities within the Company’s AFS and HTM portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is less than its amortized costs basis, an other-than-temporary impairment is required to be recognized if any of the following criteria set forth in FSP SFAS No. 115-2 and SFAS No. 124-2 are met (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. FSP SFAS No. 115-2 and SFAS No. 124-2 requires the recognition of credit-related OTTI for all other impaired debt securities through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income. Credit related OTTI is defined as the difference between the present value of a security’s cash flows expected to be collected and the security’s amortized cost basis. Non-credit related OTTI is caused by other factors, including illiquidity. For securities classified as HTM, the amount of OTTI recognized in other comprehensive income is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2009, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2009:
AFS municipal bonds and obligations
At June 30, 2009, 88 out of a total of 149 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 5% of the book value of securities in unrealized loss positions. The securities are insured, investment grade rated, general obligation bonds. There were no material underlying credit downgrades during the second quarter of 2009. All securities are considered performing.
AFS and HTM residential mortgage-backed securities
At June 30, 2009, 7 out of a total of 94 securities and 5 out of a total of 8 securities in the Company’s portfolios of AFS residential mortgage-backed securities and HTM residential mortgage-backed securities, respectively, were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the book value of securities in unrealized loss positions within both portfolios. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s AFS and HTM residential mortgage-backed securities. These entities are government-sponsored and are backed by the full faith and credit of the U.S. government. The securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2009. All securities are considered performing.
AFS corporate bonds
At June 30, 2009, 8 out of a total of 19 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represented 2% of the book value of securities in unrealized loss positions. The securities have short term maturities (all within 5 years), are investment grade rated, and there were no material underlying credit downgrades during the second quarter of 2009. All securities are considered performing.
AFS trust preferred securities
At June 30, 2009, 5 out of a total of 5 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 39% of the book value of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.

At June 30, 2009, $1.9 million of the total unrealized losses was attributable to a $2.6 million investment (the “Security”) in the Mezzanine Class B tranche [CUSIP 74042CAE8] of the $360 million Preferred Term Securities XXVIII, Ltd. pool (the “Pool”) of notes. The Pool is structured with one equity and six debt tranches collateralized by obligations from 45 geographically diverse banks and 11 insurance companies constituting 71% and 29% of the Pool, respectively. The Mezzanine Class B tranche is subordinate to two senior tranches and senior to all remaining tranches. The Senior, Class B, and Junior tranches make up 65%, 12% and 23% of the Pool, respectively.
During the first quarter of 2009, this security was significantly downgraded by Moody’s from Aa2 to Caa1. The Company evaluated the Security, with a SFAS No. 157 Level 3 fair value of $0.7 million, for potential other than temporary impairment at June 30, 2009 and determined that an other than temporary impairment was not evident based on both the Company’s ability and intent to hold the Security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $77 million in excess subordination above current and projected losses, as further discussed below.
At June 30, 2009, the Company assessed the Security’s exposure to credit loss by performing an independent third-party valuation-specialist assisted, break-even analysis, to calculate the excess subordination of the Mezzanine Class B Tranche. The Company modeled actual cash flows from the Pool’s banks and insurance companies as provided by Intex Solutions, Inc. and adjusted these for actual defaults and assumed defaults to determine the amount of future credit losses that could be absorbed by the Pool’s junior tranches before a single dollar of credit loss would be attributed to the Mezzanine Class B tranche.
As of June 30, 2009, two banks totaling 2.8% of the Pool were in default while an additional five banks totaling 7.6% of the Pool were in deferred interest status. No insurance companies were in default or deferral status. Assumed defaults were identified through a review of the liquidity, asset quality and capital ratios of all banks and insurance companies in the Pool and included the five banks in deferral. In total, $70.0 million or 19.4% of the total Pool was deemed to have defaulted for the purposes of the analysis compared to $10 million or 2.78% actually in default.
The potential for future bank and insurance company defaults was also considered in the break-even analysis. For the two years following June 30, 2009, an annual default rate of 2% was assumed. This rate approximates the historical one-year high-default rate for small banks and thrifts observed in 1989 and is considered conservative after factoring the five excess defaults discussed above. A more normalized business environment was assumed after mid-2011 and the historical average bank default rate for small banks and thrifts of 36 basis points was applied every year thereafter, with 10% recoveries lagged 2 years.
Potential insurance company defaults were conservatively estimated based on double the idealized default probabilities indicated by AM Best’s ratings at June 30, 2009. Insurance companies on negative credit watch were downgraded two additional notches by the Company and unrated insurance companies were assigned a CCC-rating. Zero recoveries were assumed on all insurance company defaults.
The Company’s June 30, 2009 break-even results indicated that there was excess subordination of approximately $77 million above current and projected losses in the Mezzanine Class B tranche. Under this scenario, the Pool would have to experience an additional $77 million of future losses, beyond those projected in the analysis, before a single dollar of credit losses is allocable to the Security. The discounted, Security-specific cash flows, over its term to maturity using a 30 year LIBOR rate + 60 bps [4.76% at June 30, 2009], an approximation of the average return expected over the life of the Security, indicated that the Security’s principal and interest was preserved.
The preservation of the Company’s principal and interest resulting from the excess subordination above current and projected losses combined with the Company’s ability and intent to hold the Security until the recovery of its amortized cost basis supports the Company’s decision not to impair the Security at June 30, 2009. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the other-than-temporary-impairment of the Security.

AFS other bonds and obligations
At June 30, 2009, 2 out of a total of 7 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 14% of the book value of the private placement securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2009. All securities are considered performing.
Marketable Equity Securities
In evaluating its marketable equity securities portfolio’s for OTTI, the Company considers the OTTI guidance set forth in SFAS No. 115 and SAB No. 111. The Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings.
At June 30, 2009, 1 out of a total of 4 securities in the Company’s portfolio of marketable equity securities was in an unrealized loss position. The unrealized loss represented 40% of the book value of the impaired security. The Company evaluated the security, concluding that the unrealized loss was mostly attributable to a general decline in the markets during the last 12 months. The Company has the ability and intent to hold the security until a recovery of its cost basis and does not consider the security other-than-temporarily impaired at June 30, 2009. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the other-than-temporary-impairment of this security.
4. LOANS
Loans consist of the following:

(In thousands)	June 30, 2009	December 31, 2008

Residential mortgages	627,958	677,254

Commercial mortgages:
Construction	134,648	129,704
Single and multifamily	66,555	69,964
Other	632,395	605,788

Total commercial mortgages	833,598	805,456

Commercial business	172,341	178,934

Consumer:
Auto	100,982	140,784
Home equity and other	233,900	204,724

Total consumer	334,882	345,508

Total loans	$1,968,779	$2,007,152

5. LOAN LOSS ALLOWANCE
Activity in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$22,903	$22,130	$22,908	$22,116

Charged-off loans	(2,291)	(754)	(4,934)	(1,637)
Recoveries on charged-off loans	105	100	243	172

Net loans charged-off	(2,186)	(654)	(4,691)	(1,465)

Provision for loan losses	2,200	1,105	4,700	1,930

Balance at end of period	$22,917	$22,581	$22,917	$22,581

6. DEPOSITS
A summary of time deposits is as follows:

(In thousands)	June 30, 2009	December 31, 2008
Time less than $100,000	$402,560	$391,713
Time $100,000 or more	400,131	354,605
Total time deposits	$802,691	$746,318
7. STOCKHOLDERS’ EQUITY
The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	June 30, 2009	December 31, 2008	to be Well Capitalized

Total capital to risk weighted assets	12.4%	12.3%	10.0%

Tier 1 capital to risk weighted assets	11.3	11.2	6.0

Tier 1 capital to average assets	9.2	9.3	5.0
At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.
On December 19, 2008, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”) pursuant to which the Company issued and sold to the Treasury: (i) 40,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), having a liquidation amount per share of $1 thousand, for a total price of $40.0 million, (ii) and a warrant (the “Warrant”) to purchase 226,330 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $26.51.
On May 27, 2009, the Company redeemed the Series A Preferred Stock and returned to the Treasury a total of $40.1 million, which included the original investment amount of $40.0 million plus accrued but unpaid dividends of $0.1 million. On June 24, 2009, the Company repurchased the Warrant for $1.0 million. The return of the investment and the repurchase of the Warrant had the effect of terminating the Company’s continuing obligations under the Purchase Agreement, which agreement is now terminated.

In May and June, 2009, the Company issued a total of 1,610,000 shares of $0.01 par value common stock, at a public offering price of $21.50 per share. Total proceeds from the stock issuance totaled $32.5 million net of issuance costs.
8. STOCK-BASED COMPENSATION PLANS
A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2009 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2008	123	$27.40	453	$23.00
Granted	47	23.52	—	—
Stock options exercised	—	—	(12)	17.90
Stock awards vested	(48)	28.58	—	—
Forfeited	(4)	28.10	—	—

Balance, June 30, 2009	118	$25.37	441	$23.08

During the six months ended June 30, 2009 and 2008, proceeds from stock option exercises totaled $215 thousand and $1.1 million, respectively. During the six months ended June 30, 2009, there were 59 thousand shares issued in connection with stock option exercises and non-vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $748 thousand and $824 thousand during the six months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.
9. OPERATING SEGMENTS
The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp Inc. Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services. Insurance includes the activities of Berkshire Insurance Group, which provides commercial and consumer insurance services. The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp Inc. Management fees for corporate services provided by the Bank to Berkshire Insurance Group and the Parent are eliminated.
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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended June 30, 2009
Net interest income (expense)	$17,029	$—	$(303)	$(2)	$16,724
Provision for loan losses	2,200	—	—	—	2,200
Non-interest income	5,089	3,316	—	—	8,405
Non-interest expense	17,028	2,641	309	—	19,978

Income (loss) before income taxes	2,890	675	(612)	(2)	2,951
Income tax expense (benefit)	594	277	(251)	—	620

Net income (loss)	$2,296	$398	$(361)	$(2)	$2,331

Average assets (in millions)	$2,646	$32	$400	$(395)	$2,683

Three months ended June 30, 2008
Net interest income	$19,007	$—	$14,040	$(14,400)	$18,647
Provision for loan losses	1,105	—	—	—	1,105
Non-interest income (expense)	4,807	3,703	(8,195)	8,196	8,511
Non-interest expense	15,676	2,455	501	—	18,632

Income before income taxes	7,033	1,248	5,344	(6,204)	7,421
Income tax expense (benefit)	1,592	485	(369)	—	1,708

Net income	$5,441	$763	$5,713	$(6,204)	$5,713

Average assets (in millions)	$2,489	$31	$341	$(339)	$2,522

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Six months ended June 30, 2009
Net interest income (expense)	$35,036	$—	$(601)	$—	$34,435
Provision for loan losses	4,700	—	—	—	4,700
Non-interest income	9,182	7,895	—	—	17,077
Non-interest expense	32,819	5,098	514	—	38,431

Income (loss) before income taxes	6,699	2,797	(1,115)	—	8,381
Income tax expense (benefit)	1,478	1,147	(457)	(1)	2,167

Net income (loss)	$5,221	$1,650	$(658)	$1	$6,214

Average assets (in millions)	$2,642	$33	$399	$(395)	$2,679

Six months ended June 30, 2008
Net interest income	$37,909	$—	$16,532	$(17,500)	$36,941
Provision for loan losses	1,930	—	—	—	1,930
Non-interest income (expense)	9,121	8,860	(4,803)	4,805	17,983
Non-interest expense	31,081	4,949	676	—	36,706

Income before income taxes	14,019	3,911	11,053	(12,695)	16,288
Income tax expense (benefit)	3,688	1,547	(709)	—	4,526

Net income	$10,331	$2,364	$11,762	$(12,695)	$11,762

Average assets (in millions)	$2,477	$32	$340	$(338)	$2,511

10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
As of June 30, 2009, the Company held derivatives with a total notional amount of $388 million. Of this total, interest rate swaps with a combined notional amount of $150 million were designated as cash flow hedges and $172 million have been designated as economic hedges, which are hedges not subject to the hedge accounting rules of SFAS No. 133. The remaining $66 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are accounted for as derivative financial instruments in accordance with SFAS No. 133. At June 30, 2009, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2009.
The Company pledged collateral to derivative counterparties in the form of cash totaling $1.2 million and securities with an amortized cost of $26.1 million and a fair value of $26.8 million as of June 30, 2009. No collateral was posted from counterparties to the Company as of June 30, 2009. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.
Information about interest rate swap agreements and non-hedging derivative asset and liabilities at June 30, 2009, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$135,000	4.9	0.92%	3.93%	$(9,111)
Interest rate swaps on junior subordinated debentures	15,000	4.9	2.51	5.54	(590)

Total cash flow hedges	150,000				(9,701)

Economic hedges:
Interest rate swap on industrial revenue bond	15,000	20.4	0.69	5.09	(1,293)
Interest rate swaps on loans with commercial loan customers	78,498	7.4	2.07	5.65	(2,844)
Reverse interest rate swaps on loans with commercial loan customers	78,498	7.4	5.65	2.07	2,765

Total economic hedges	171,996				(1,372)

Non-hedging derivatives:
Commitments to originate residential mortgage loans	33,094	0.2			(343)
Commitments to sell residential mortgage loans	33,094	0.2			401

Total non-hedging derivatives	66,188				58

Total	$388,184				$(11,015)

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

The Company has entered into several interest rate swaps with an aggregate notional amount of $135 million to convert the LIBOR based floating interest rates on a $135 million portfolio of Federal Home Loan Bank of Boston (“FHLBB”) advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.
In April 2008, the Company entered into an interest rate swap with a notional value of $15 million to convert the floating rate interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures.
Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows for the three and six month periods ended June 30, 2009, were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2009	2009

Interest rate swaps on FHLBB borrowings:
Unrealized gain recognized in accumulated other comprehensive loss	$5,015	$6,843

Reclassification of realized (gain) from accumulated other comprehensive loss to other non-interest income for termination of swaps	—	(741)

Reclassification of unrealized (gain) loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	(90)	165

Net tax expense on items recognized in accumulated other comprehensive loss	(1,976)	(2,446)

Interest rate swaps on junior subordinated debentures:
Unrealized gain recognized in accumulated other comprehensive loss	480	581

Net tax expense on items recognized in accumulated other comprehensive loss	(192)	(227)

Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$3,237	$4,175

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,053	$1,970
Net interest expense recognized in interest expense on junior subordinated debentures	$102	$173
The Company’s accumulated other comprehensive loss totaled $6.0 million at June 30, 2009. Of this loss $5.7 million was attributable to accumulated losses on cash flow hedges and $0.4 million was attributable to accumulated losses on available-for-sale securities.
In the first quarter of 2009, the Company initiated and subsequently terminated two interest rate swaps with notional amounts totaling $30 million that were hedging FHLBB borrowings. In reviewing the then current interest rate environment, the Company’s asset sensitive interest rate risk profile, and its strong liquidity position, it was determined that these longer-term, fixed rate instruments were no longer necessary to manage the Company’s overall balance sheet profile. Gains totaling $741 thousand were generated on the termination of the swaps.
Economic hedges and non-hedging derivatives
In the second quarter of 2008, the Company elected the fair value option on a $15.0 million economic development bond bearing a fixed rate of 5.09%. The bond is classified as a trading security. The Company simultaneously entered into an interest rate swap with a $15.0 million notional amount, to swap out the fixed rate of interest on the bond in exchange for a LIBOR-based floating rate. The intent of the economic hedge was to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $78 thousand as of June 30, 2009 and were not material to the financial statements. The interest income and expense on these mirror image swaps exactly offset each other.
The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans market for sale. At the time of the origination, the Company simultaneously enters into an agreement to sell these fixed rate mortgage loans to the Federal National Mortgage Association. These commitments are considered derivative financial instruments under SFAS No.133 and must be recorded at fair value with any changes in fair value recorded through earnings.
Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2009	2009

Economic hedges
Interest rate swap on industrial revenue bond:
Net interest expense recognized in interest and dividend income on securities	$163	$323

Unrealized gain recognized in other non-interest income	1,138	2,006

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	2,025	1,097

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	2,025	1,097

Favorable change in credit valuation adjustment recognized in other non-interest income	$114	$122

Non-hedging derivatives
Commitments to originate residential mortgage loans:
Unrealized loss recognized in other non-interest income	$343	$343

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$401	$401

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

Recurring fair value measurements of financial instruments
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$16,247	$16,247
Securities available for sale	510	301,693	1,343	303,546
Derivative assets	—	3,166	—	3,166
Derivative liabilities	—	13,838	343	14,181
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
Securities Available for Sale (“AFS”). AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include certain agency mortgage-backed securities and investment grade-rated municipal bonds and corporate bonds. The pricing on Level 2 was primarily sourced from third party pricing services and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. The Company holds one trust security in its AFS portfolio which is classified as Level 3. The security’s fair value is based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool.
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
Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.

The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. As of June 30, 2009 liabilities derived from commitments to originate residential mortgage loans for sale totaled $343 thousand.
The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the Federal National Mortgage Association in secondary markets. These valuations result in a Level 2 classification. As of June 30, 2009 assets derived from commitments to sell residential mortgage loans totaled $401 thousand.
The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at June 30, 2009.

	Assets		Liabilities
	Trading	Securities
	Account	Available	Derivative
(In thousands)	Security	for Sale	Liabilities

Balance as of December 31, 2008	$18,144	$1,446	$—

Unrealized loss recognized in other non-interest income	(579)	—	—
Unrealized loss included in accumulated other comprehensive loss	—	(385)	—
Purchases, issuances and settlements	—	—	—
Transfers into Level 3	—	—	—

Balance as of March 31, 2009	$17,565	$1,061	$—

Unrealized loss recognized in other non-interest income	(1,318)	—	(343)
Unrealized gain included in accumulated other comprehensive loss	—	282	—
Purchases, issuances and settlements	—	—	—
Transfers into Level 3	—	—	—

Balance as of June 30, 2009	$16,247	$1,343	$(343)

Unrealized gains (losses) relating to instruments still held at June 30, 2009	$1,247	$(1,896)	$(343)
Non-recurring fair value measurements of financial instruments
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain financial assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.
Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity for the six month period ended June 30, 2009.
Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of Federal Home Loan Bank of Boston (“FHLBB”) stock having a carrying value of $21.0 million as of June 30, 2009. FHLBB stock is recorded at par and periodically evaluated for impairment. Unlike other types of stock, this stock is acquired primarily for the right to receive advances rather than for the purpose of maximizing dividends or stock growth. Additionally, the stock can only be bought or sold at par. No impairments were recorded on the stock for the six month period ended June 30, 2009 as the recoverability of the stock’s carrying value is deemed to be supported by the good faith and credit of the FHLBB; a government sponsored entity which receives funding and support from the U.S. Treasury.

Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Impaired loans totaling $35.2 million were subject to nonrecurring fair value measurement at June 30, 2009. These loans were primarily commercial loans and these measurements were classified as Level 3. Impaired loans with a cost basis of $8.7 million were determined to require a valuation allowance, which was recorded at $1.6 million at June 30, 2009 based on estimated fair value. This allowance represents a $45 thousand increase and a $0.6 million increase in the provision for impaired loans for the three and six month periods ended June 30, 2009, respectively.
Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during the six month period ended June 30, 2009.
Capitalized mortgage loan servicing rights. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. Write-downs on capitalized mortgage loan servicing rights totaled $144 thousand for the three and six month periods ended June 30, 2009.
Non-financial assets and non-financial liabilities
Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Bank. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Thereafter, OREO properties are recorded at the lower of cost or fair value. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. OREO properties totaled $130 thousand at June 30, 2009. Write-down on OREO properties totaled $127 thousand for the three and six month periods ended June 30, 2009.
Intangibles and Goodwill. The Company’s net other intangible balance as of June 30, 2009 totaled $16.0 million. Other intangibles include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions. Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years. The Company considered the impact of recent adverse market events on the values of its other intangible assets and deemed the current amortized carrying value of these to be appropriate. No impairment was recorded on other intangible assets during the six month period ended June 30, 2009.
The Company’s Goodwill balance as of June 30, 2009 was $161.7 million. In accordance with SFAS No. 142, “Goodwill and Other Intangibles”, the Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. The Company evaluated all significant events and circumstances at June 30, 2009 and concluded that an interim test of goodwill impairment was warranted. The Company’s decision was primarily based on its observation of continued market volatility and a historically low interest rate environment which continue to put downward pressure on the Company’s earnings. In particular, the Company notes that its stock has been trading below book value for the last two quarters.

The first step of SFAS No. 142’s goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test, used to measure impairment, is considered unnecessary.
The Company evaluates goodwill for its two reporting units, Banking and Insurance. The Company performed the first step of the goodwill impairment test by estimating the fair value of the entire Company, and then subtracted the estimated fair value of the Berkshire Insurance Group (“BIG”) to estimate the fair value of Berkshire Bank (the “Bank”). Both BIG and the Bank are wholly-owned subsidiaries of the Company. The key assumptions used in the Company’s valuation of the Company and BIG at June 30, 2009 were as follows.
Valuation-Berkshire Hills Bancorp, Inc.: The estimated fair value of the Company as of June 30, 2009 was calculated based on a transaction price to tangible book multiple of 1.9x. This metric was derived from a control group of nine observed transactions for banks and thrifts in the Company’s traditional footprint, New England and New York, during 2008 and 2009, and is considered a highly correlated indication of fair value for a publicly traded banking institution. The lowest deal price to tangible book multiple for banks in the control group was 1.04x while the highest was 2.68x. The average multiple for all seven transactions was 1.6x. The Company’s use of the 1.9x multiple is in the high-mid range of the observable data and is comparable to banks exhibiting similarly strong liquidity and asset quality metrics to that of the Company. The multiple was further corroborated against SNL Financial’s imputed valuation analysis tool which suggested a deal price to tangible book multiple of 2.2x for the Company based on recent New England savings institution mergers.
Valuation-Berkshire Insurance Group: The estimated fair value of BIG as of June 30, 2009 was calculated as the average of three separate valuation methodologies: a discounted cash flow valuation, a revenue multiple valuation and an EBITDA multiple valuation.
The discounted cash flow valuation was based on a five year projection of net operating cash flows, discounted using the Company’s blended cost of capital and cost of debt assuming a 50% stock and a 50% cash acquisition.
The revenue multiple valuation was based on 2x projected 2009 revenues of BIG. This revenue multiple is supported by observed revenue multiples for a control group of six publicly traded insurance brokers. The average revenue multiple for this group as of June 30, 2009, derived from publicly available market information, was 1.8x, with a low observed multiple of 1.2x and a high observed multiple of 3.4x. The Company believes that the 2.0x multiple used in the valuation of BIG is reasonable after considering a modest control premium.
The EBITDA multiple valuation was based on 7x projected 2009 revenues of BIG. This EBITDA multiple is supported by observed revenue multiples for a control group of six publicly traded insurance brokers. The average EBITDA multiple for this group as of June 30, 2009, derived from publicly available market information, was 7.8x, with a low observed multiple of 4.9x and a high observed multiple of 14.5x. The Company’s 7x multiple is conservatively below this average. The reasonableness of the 7x multiple is further supported by recent M&A activity information, obtained from an independent third-party valuation specialist, which indicates observed control-premium-adjusted multiples in the range of 7.4-8.0 for insurance brokers.
The estimated fair values of BIG and the Bank, calculated using the key assumptions outlined above, indicated that the fair values of these reporting units were greater than the carrying value of those units as of June 30, 2009. The Company therefore passed the first step of the SFAS No. 142 goodwill impairment analysis and the second step was not required. No impairment was recorded on goodwill assets during the six month period ended June 30, 2009. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding goodwill impairment of BIG and the Bank.

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

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$66,783	$66,783	$44,798	$44,798
Trading security	16,247	16,247	18,144	18,144
Securities available for sale	303,546	303,546	274,380	274,380
Securities held to maturity	26,851	27,640	25,872	26,729
Restricted equity securities	23,120	23,120	23,120	23,120
Net loans	1,945,862	1,960,318	1,984,244	1,994,103
Loans held for sale	8,901	8,901	1,768	1,768
Capitalized mortgage servicing rights	1,492	1,492	901	901
Accrued interest receivable	8,734	8,734	8,995	8,995
Cash surrender value of life insurance policies	36,267	36,267	35,668	35,668
Derivative assets	3,166	3,166	3,740	3,740

Financial Liabilities

Total deposits	$1,951,394	$1,915,027	$1,829,580	$1,836,921
Short-term debt	—	—	23,200	23,200
Long-term Federal Home Loan Bank advances	264,860	263,301	318,957	329,356
Long-term debt	17,000	16,765	17,000	16,683
Junior subordinated debentures	15,464	10,182	15,464	13,403
Derivative liabilities	14,181	14,181	24,068	24,068
Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.
Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of 90 days or less.

Restricted equity securities. Carrying value approximates fair value.
Cash surrender value of life insurance policies. Carrying value approximates fair value.
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
Accrued interest receivable. Carrying value approximates fair value.
Deposits. The fair value of demand, non-interest bearing checking, savings and certain money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using market rates offered for deposits of similar remaining maturities.
Borrowed funds. The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings. Such funds include all categories of debt and debentures in the table above.
Junior subordinated debentures. The Company utilizes a pricing service along with internal models to estimate the valuation of its junior subordinated debentures. The junior subordinated debentures re-price every ninety days.
Off-balance-sheet financial instruments. Off-balance-sheet financial instruments include standby letters of credit and other financial guarantees and commitments considered immaterial to the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2009 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate.
Berkshire Hills Bancorp (“the Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It has $2.7 billion in assets and is the parent of Berkshire Bank — America’s Most Exciting BankSM (“the Bank”). The Company provides personal and business banking, insurance, wealth management, and investment services through 48 financial centers in western Massachusetts, northeastern New York, and southern Vermont. Berkshire Bank provides 100% deposit insurance protection, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc., Berkshire Bank and Berkshire Insurance Group. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Our ability to predict results or the actual effects of our plans and strategies are inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and in other reports filed with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND NEW ACCOUNTING PRONOUNCEMENTS
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2008 Form 10-K. Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Accounting policies related to the allowance for loan losses, the valuation of deferred tax assets, the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses, the determination of other-than-temporary impairment of investment securities, and the determination of fair value of financial instruments are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2008. Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements of this report for a detailed discussion of new accounting pronouncements. The Company performs an annual impairment test of goodwill. The Company performed an additional impairment test of goodwill in the second quarter of 2009; please see the notes in the accompanying financial statements for additional discussion of this test.

Selected Financial Data
The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

PERFORMANCE RATIOS
Return on average assets	0.35%	0.91%	0.47%	0.94%
Return on total common equity	2.38	6.89	3.27	7.15
Net interest margin, fully taxable equivalent	2.91	3.45	3.01	3.43

ASSET QUALITY RATIOS
Net charge-offs (annualized)/average loans	0.45%	0.13%	0.48%	0.15%
Non-performing assets/total assets	0.42	0.42	0.42	0.42
Loan loss allowance/total loans	1.16	1.14	1.16	1.14

CAPITAL
Common stockholders’ equity to total assets	15.20%	12.96%	15.20%	12.96%

PER COMMON SHARE DATA
Net (loss) earnings, diluted	$(0.08)	$0.55	$0.18	$1.13
Total common book value	29.29	31.78	29.29	31.78
Dividends	0.16	0.16	0.32	0.31
Common stock price:
High	26.99	26.94	31.39	26.94
Low	19.87	22.52	18.46	20.61
Close	20.78	23.65	20.78	23.65

FINANCIAL DATA: (In millions)
Total assets	$2,681	$2,547	$2,681	$2,547
Total loans	1,969	1,978	1,969	1,978
Other earning assets	415	275	415	275
Total intangible assets	178	181	178	181
Deposits	1,951	1,811	1,951	1,811
Borrowings and debentures	297	395	297	395
Stockholders’ equity	408	330	408	330

FOR THE PERIOD: (In thousands)
Net interest income	$16,724	$18,647	$34,435	$36,941
Provision for loan losses	2,200	1,105	4,700	1,930
Non-interest income	8,405	8,511	17,077	17,983
Non-interest expense	19,978	18,632	38,431	36,706
Net income	2,331	5,713	6,214	11,762

(1)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

Average Balances and Average Yields/Rates
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Average	Yield/Rate	Average	Yield/Rate	Average	Yield/Rate	Average	Yield/Rate
(In millions)	Balance	(FTE basis)	Balance	(FTE basis)	Balance	(FTE basis)	Balance	(FTE basis)

Assets
Loans:
Residential mortgages	$637	5.46%	$665	5.66%	$656	5.51%	$662	5.68%
Commercial mortgages	810	5.17	746	6.44	807	5.28	728	6.64
Commercial business loans	173	5.76	196	6.57	173	5.86	200	7.06
Consumer loans	339	4.46	355	6.02	341	4.55	365	6.30

Total loans	1,959	5.19	1,962	6.11	1,977	5.28	1,955	6.30
Securities	346	4.54	260	5.39	341	4.72	262	3.98
Fed funds sold & short-term investments	74	0.24	13	1.78	62	0.20	13	1.32

Total earning assets	2,379	4.94	2,235	6.00	2,380	5.06	2,230	6.17
Other assets	304		287		299		281

Total assets	$2,683		$2,522		$2,679		$2,511

Liabilities and stockholders’ equity
Deposits:
NOW	$187	0.45%	$203	0.73%	$190	0.43%	$205	0.91%
Money market	483	1.42	492	2.14	473	1.41	479	2.50
Savings	211	0.34	213	0.71	212	0.39	211	0.84
Time	795	3.32	705	4.08	779	3.38	710	4.25

Total interest-bearing deposits	1,676	2.08	1,613	2.62	1,654	2.09	1,605	2.86
Borrowings and debentures	310	4.35	344	4.29	338	4.22	346	4.42

Total interest-bearing liabilities	1,986	2.43	1,957	2.91	1,992	2.45	1,951	3.13
Non-interest-bearing demand deposits	252		221		242		219
Other liabilities	30		11		32		10

Total liabilities	2,268		2,189		2,266		2,180

Total stockholders’ equity	415		333		413		331

Total liabilities and stockholders’ equity	$2,683		$2,522		$2,679		$2,511

Net interest spread		2.51%		3.09%		2.61%		3.04%
Net interest margin		2.91%		3.45%		3.01%		3.43%

Supplementary data
Total deposits (In millions)	$1,928		$1,834		$1,896		$1,824
Fully taxable equivalent income adj. (In thousands)	562		532		1,128		1,024

(1)	The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

SUMMARY
Second quarter 2009 net income was $2.3 million, compared to $5.7 million in the second quarter of 2008. For the first six months, net income was $6.2 million in 2009 compared to record earnings of $11.8 million in 2008. Major changes in the first six months included decreases of $2.5 million in net interest income and $2.1 million in fee income, together with increases of $3.0 million in FDIC insurance premiums and $2.8 million in the provision for loan losses.
The Company’s 2009 second quarter earnings per share totaled $0.24 before an FDIC insurance special assessment and preferred stock dividends. The FDIC levied a special industry assessment which totaled $1.3 million for Berkshire, or $0.06 per share after-tax. During the most recent quarter, Berkshire recorded a $3.0 million deemed dividend related to the repayment of its preferred stock to the U.S. Treasury. The deemed dividend, together with cash preferred stock dividends and accretion, reduced earnings available to common shareholders by $0.26 per share. After the charges of $0.06 per share for the FDIC assessment and $0.26 per share for preferred dividends, the GAAP loss per common share was ($0.08) for the quarter. The one-time deemed dividend had no impact on cash or on stockholders’ equity. Second quarter 2008 earnings per share totaled $0.55. Earnings per share in 2009 included the impact of additional shares issued in public common stock offerings in May 2009 and October 2008. For the first six months of the year, 2009 earnings per share were $0.50 before the above noted second quarter FDIC special assessment and preferred stock dividends; GAAP earnings per share were $0.18 after these items. First half 2008 earnings per share were $1.13.
Second quarter 2009 highlights included the following:
•	Growth in targeted loans and deposits
•	12% annualized second quarter commercial loan growth

•	3% annualized second quarter deposit growth; 13% annualized first half growth

•	16% second quarter growth in commercial checking account balances
•	Loan performance
•	0.42% nonperforming assets/assets and 0.66% accruing delinquent loans/loans at midyear
•	0.45% annualized net charge-offs to average loans in second quarter
•	Non-interest expense — 5% decrease in second quarter non-interest expense before FDIC insurance expense (7% increase including FDIC), compared to 2008 second quarter
•	Common stock raise — $32 million net proceeds from May 2009 offering; 15% common equity to assets at mid-year 2009
The Company recorded organic growth in targeted loan and deposit categories as it gained share from national competitors. Annualized commercial loan growth moved into double digits, with substantial contributions from Berkshire’s new team in New York. Deposit growth continued, while the Company managed its deposit pricing to minimize the pressure on its net interest margin. First half wealth management new business bookings were at a 15% annualized growth rate. Before FDIC insurance expense, all other second quarter non-interest expense decreased by 5% from year-to-year. The Company is positioning itself with a goal of higher earnings when economic conditions normalize. Additionally, recent loan and securities growth occurred near the end of the second quarter and is expected to benefit net interest income beginning in the third quarter.
Berkshire successfully raised $32 million in net proceeds from a public common stock offering in May, following nearly $40 million in net new funds from an offering last October. Enhanced capital and liquidity will improve Berkshire’s positioning to participate in expansion opportunities where conditions are appropriate. Berkshire’s New England and New York markets are expected to provide attractive investment opportunities as the Company pursues growth as the largest locally headquartered regional bank.
Berkshire was named in May 2009 to the “Globe 100” list of top performing public companies in Massachusetts. The annual Boston Globe survey identifies the best businesses based on growth of revenues, profitability, return on shareholder equity, and size. This is the ninth year in a row that Berkshire has received this recognition, and Berkshire’s ranking was the highest among the local/regional banks which were named. Berkshire had record earnings in 2008, with 21% growth in revenues and a 64% increase in earnings, earning a spot in the top 50 companies named by the Globe.

In May 2009, Berkshire repaid the full $40 million balance of preferred stock which had been issued to the U.S. Treasury. In June 2009, the Company also repurchased the warrant for common stock which had been issued to the Treasury in conjunction with the preferred stock. As of mid-year, Berkshire was no longer a party to any of the terms of the Treasury’s TARP Capital Purchase Program.
In April 2009, Berkshire announced that it had entered into a merger agreement with CNB Financial Corp. in a transaction valued at approximately $20 million. CNB is the parent of Commonwealth National Bank, located in Worcester, Massachusetts with six branches and nearly $300 million in assets. Subsequently, CNB received two additional unsolicited merger offers and in June, Berkshire and CNB announced that they had terminated their merger agreement and that CNB had entered into a merger agreement with another entity. Berkshire received a $1.0 million termination fee in June.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008
Balance Sheet Summary. Total assets were $2.7 billion at June 30, 2009 which was little changed from the prior quarter and prior year-end. After accumulating short-term investments resulting from high first quarter deposit growth, in the second quarter the Company used this liquidity to increase investment securities and pay-down borrowings. Loans declined slightly in both periods due to run-off of auto loans and residential mortgages. Total equity was flat for the first six months, with income and common stock offering proceeds offsetting the repayment of preferred stock. The deposit growth and borrowings reduction boosted Berkshire’s liquidity available to fund planned future loan growth and potential investment opportunities.
Assets
Short-term investments declined to $36 million at mid-year from $113 million at the end of the first quarter, as funds raised through deposit growth in the first quarter were used to purchase investment securities and pay-down borrowings. Short-term market interest rates remained near zero in the first half of 2009, and the yield on short-term investments was a comparatively low 0.2% in the first half of the year. Most short-term investments are held with the Federal Reserve Bank of Boston. The Company further reduced short-term investments in July in order to purchase additional investment securities.
In the second quarter of 2009, the Company purchased $32 million in high-grade short-duration corporate and mortgage-backed debt securities, bringing total securities to $370 million from $344 million during the second quarter. Additionally, following quarter-end, the Company purchased an additional $24 million in high-grade short-duration corporate and mortgage-backed debt securities. The net unrealized loss on all available for sale securities improved from $2.9 million at the start of the year to $0.8 million at the end of the first quarter and to $0.6 million at mid-year. This improvement reflected further normalization in the markets following turbulence in the fourth quarter of 2008. The yield on the securities portfolio decreased to 4.6% in the second quarter of 2009 from 5.1% in the fourth quarter of 2008 primarily due to the purchases of low duration securities and run-off of higher yielding mortgage-backed securities. Additionally, the securities yield was reduced by the elimination of the dividend from the Federal Home Loan Bank of Boston in 2009; this dividend totaled $0.2 million and $0.5 million for the second quarter and first half of 2008, respectively. Based on its periodic reviews, Berkshire has not recorded any other-than-temporary impairment of securities in 2008 or 2009. The securities note to the accompanying financial statements provides additional information regarding the Company’s analysis of securities impairment.

At mid-year 2009, all securities were debt securities except for $24 million in equity securities consisting primarily of $21 million in stock of the Federal Home Loan Bank of Boston (FHLBB). All debt securities paid in accordance with their terms in the first half of 2009. At mid-year, all debt securities were rated investment grade except for $41 million in unrated local municipal and economic development bonds and a pooled trust preferred security. The Company owns one pooled trust preferred security with a cost of $2.6 million and a fair market value of $0.7 million. During the first quarter, the credit rating on this security was downgraded to Caa from Aa. This security is expected to continue to perform in accordance with its terms and the impairment was not viewed as other than temporary by the Company. The FHLBB terminated its dividend to shareholders following its report of a loss in 2008. The FHLBB reported a first quarter 2009 loss of $83 million compared to a first quarter profit of $56 million in 2008. At March 31, 2009, the FHLBB reported net capital of $2.6 billion, representing 3.4% of total assets. Berkshire Bank is a member of the FHLBB and is required to maintain an investment in its capital stock. There is no ready market for this stock and it is carried at cost. The stock is redeemable at par by the FHLBB, depending on its redemption practices. The FHLBB placed a moratorium on excess stock repurchases in December 2008. The FHLBB expects to continue its operations and the Company expects to be able to recover its investment in FHLBB stock at par in the future.
Total loans were $1.97 billion at mid-year 2009, compared to $2.01 billion at the start of the year. Growth of $22 million in commercial loans and $27 million in home equity loans was offset by decreases of $49 million in residential mortgages and $31 million in indirect auto loans. Total commercial loans increased at a 12% annualized rate in the second quarter of 2009, and at a 4% annualized rate for the first half of the year. Major new commercial bookings included $19 million in commercial business loans to telecommunications and higher education borrowers, and $14 million in construction/permanent loans to a wholesaler and a charter school. During 2009, approximately $19 million in balances were reclassified from commercial business to commercial real estate to conform with changed regulatory reporting requirements. Home equity outstandings increased due primarily to new originations. Berkshire originates conforming home equity lines to a maximum LTV of 80%, with pricing promotions targeted towards relationship accounts. Indirect auto loans decreased due to planned run-off of this portfolio. Residential mortgage loans decreased due to a high volume of refinancings as a result of low fixed rates. Most of the originations volume in the first half of 2009 was fixed rate conforming mortgages which were sold to federal agencies. The yield on total loans decreased to 5.2% in the second quarter of 2009, compared to 5.8% in the fourth quarter of 2008. This decrease reflects the impact of portfolio repricing in the current low rate environment, along with the runoff of higher yielding indirect auto loans. Berkshire is emphasizing adjustable rate loan originations in the current low rate environment, and promotes interest rate swaps for qualifying larger commercial loans. Commercial lending spreads have improved due to changes in the financial markets over the last year. Additionally, the Company is promoting interest rate floors on significant portions of its commercial loan and home equity loan originations.
Nonperforming assets decreased to $11.4 million (0.42% of assets) at mid-year compared to $12.7 million (0.48% of assets) at the beginning of the year. Commercial nonperformers decreased, while residential mortgage and home equity nonperformers increased, but remained below 0.50% of related balances. Total additions to nonperforming loans were $5.0 million in the first half of 2009, and no non-accrual assets were sold in this period. Performing delinquent loans increased modestly to 0.66% due primarily to two commercial loans: a $3.2 million mixed use commercial mortgage, and a current $1.6 million land development loan which matured and was subsequently extended.
Annualized net loan charge-offs measured 0.45% in the second quarter and 0.48% for the first half of the year. Charge-offs increased from 0.15% in the first half of 2008 due primarily to higher commercial loan charge-offs related to the recession, along with higher indirect auto loan charge-offs. The largest net charge-offs in the first half of the year were $1.0 million on a condominium construction loan (written down to 60% of original balance); $0.8 million on a commercial business loan (charge-off of remaining balance); $0.6 million on a commercial mortgage (paid-off at 69% of original balance); and $0.5 million on a commercial mortgage (restructured at 89% of original balance).
The loan loss allowance measured 1.16% of total loans at mid-year, compared to 1.14% at the beginning of the year. The performance of the loan portfolio in the first half of the year was within the range of the Company’s expectations coming into the year. The allowance includes a reserve for impaired loans which totaled $1.6 million at mid-year, compared to $1.0 million at the beginning of the year. Total loans deemed impaired was $35 million at mid-year, compared to $29 million at the start of the year. This increase was primarily due to a $13 million commercial mortgage relationship with a local non-profit organization which had not achieved stabilization after expansion; no impairment reserve was deemed necessary for this loan. This increase was partially offset by two commercial real estate relationships totaling $5 million which were improved and removed from the impaired loan total. Accruing troubled debt restructurings totaled $17 million at mid-year 2009, increasing from $7 million at the beginning of the year due primarily to the aforementioned non-profit loan relationship.

Potential problem loans are loans which are currently performing, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such in the future as problem loans. Potential problem loans are typically commercial loans that are performing but are classified by the Company’s loan rating system as “substandard.” The Company had $125 million in potential problem loans at mid-year 2009, compared to $73 million at the start of the year. At mid-year, potential problem loans included $86 million in individual commercial loans over $3 million, including $33 million construction related, $22 million to non-profits, $16 million lodging related, and $15 million in other industries. The increase in 2009 included construction and land loans due to slower end sales, along with various other commercial situations which typically involved lower cash flow than projected. The Company actively identifies and monitors potential problem loans in order to minimize the related risk, and the loan workout staff has been increased in conjunction with this effort. The Company generally has the guarantees of principals on its commercial loans. It often obtains collateral or additional sources of support, or obtains loan pay-downs, through its process of identifying and managing these assets.
There were no significant changes in all other assets in the first half of 2009. Cash surrender value of life insurance policies consists primarily of amounts due from AAA and AA rated entities. Berkshire conducted an analysis of goodwill at mid-year 2009 to determine if there was any impairment. This analysis was conducted due to a decline in the Company’s stock price and earnings, among other factors. After reviewing the estimated fair market value of the Company’s reporting units, the Company determined that the fair market values exceeded book value at mid-year 2009, and therefore there was no impairment at that date. Please see the notes to the accompanying financial statements for further discussion of this impairment analysis. This estimation process is a significant accounting estimate for the Company, and the risk of impairment is further discussed in Item 1A in the Company’s 2008 Form 10-K. It is possible that future impairment testing could result in an impairment of the value of goodwill or intangible assets, or both. If the Company determines that impairment exists at a given point in time, the Company’s earnings and the book value of the related intangible asset(s) will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on goodwill and core deposit intangible assets have no impact on the Company’s tangible book value or regulatory capital levels. These are non-GAAP financial measures. They are not a substitute for GAAP measures and should only be considered in conjunction with the Company’s GAAP financial information.
Liabilities. Total deposits increased by $13 million in the second quarter and $122 million in the first half of 2009, totaling $1.95 billion at mid-year. Annualized deposit growth was 13% in the first half of the year, and this included the impact of run-off from some higher rate municipal accounts over this time. Most of the deposit growth was in Berkshire’s New York region, where total deposits increased by approximately $100 million to $265 million in the ten branch system which was begun as a de novo expansion in 2005. Total demand deposit accounts increased by $24 million at a 21% annualized rate in the first half of 2009, primarily due to growth in commercial account balances in the second quarter. Personal checking account balances increased at a 4% annualized rate in the first half of 2009. The decrease in NOW account balances included second quarter seasonal decreases in municipal balances. Money market deposit accounts increased by $58 million and time deposits increased by $56 million in the first half of the year. The cost of deposits decreased from 1.99% in the fourth quarter of 2008 to 1.81% in the most recent quarter, reflecting the Company’s pricing strategies and the impact of competitive market pricing floors in the current environment.
During the second quarter, Congress extended the $250 thousand limit on insured accounts (temporarily increased from $100 thousand) from December 31, 2009 to December 31, 2013. Congress also increased the FDIC borrowing limit from the U.S. Treasury to $100 billion from $30 billion. The estimated amount of Berkshire’s deposit balances not insured by the FDIC was $564 million at midyear 2009. As a result of its membership in the Massachusetts Deposit Insurance Fund (DIF), the full amount of all of Berkshire’s deposits is insured through the combination of FDIC and DIF insurance. In addition to the required FDIC insurance, Berkshire Bank also opted-in to the FDIC’s temporary unlimited insurance on transaction accounts; this program is currently set to expire at the end of 2009. The Company also opted-in to the FDIC Temporary Liquidity Guarantee Program, but no guaranteed debt has been issued by the Company under this program, and the Company currently does not anticipate issuing such debt in the future.

During the first half of the year, proceeds from deposit growth were primarily used to reduce borrowings, which declined by $77 million during this time. There were no overnight advances outstanding at mid-year. The cost of borrowings decreased from 4.21% in the fourth quarter of 2008 to 4.10% in the first quarter of 2009 due to the payoff of higher rate term FHLBB advances. This cost increased to 4.35% in the second quarter of 2009 due to the payoff of lower cost short-term borrowings in the most recent quarter.
Equity. In May 2009, Berkshire completed a successful public common stock offering which provided $32 million in net proceeds. In this offering, the Company issued 1.61 million shares (including the underwriter’s overallotment option), at an average price of $21.50 per share. In the same month, Berkshire repaid the full $40 million balance of preferred stock owned by the U.S. Treasury. Due to this repayment, Berkshire recorded a $3 million deemed dividend which was charged against income available to common stockholders in the second quarter. This one-time deemed dividend had no impact on cash or on stockholders’ equity. In June 2009, Berkshire repurchased the warrant for common shares which had been issued to the U.S. Treasury. This $1 million repurchase was a cash transaction that reduced stockholders’ equity but was not a charge against income available to common stockholders. During the six month period in which the Company was involved with the Treasury Capital Purchase Program, it paid a cash dividend at a 5% annual rate on the outstanding preferred stock and paid the $1 million warrant repurchase price. Accordingly, the total cash cost paid by the Company while it utilized this financing was equivalent to approximately a 10% after-tax annualized rate on the funds utilized by the Company. This cost represented income to the U.S. Treasury for Berkshire’s involvement in the program. Berkshire fully complied with all terms of the Capital Purchase Program during its participation. Repayment of the preferred stock was approved by the Company’s banking regulators. As of mid-year 2009, Berkshire was no longer subject to any of the terms of the U.S. Treasury Capital Purchase Program.
Total stockholders’ equity was $408 million at mid-year, which was unchanged from year-end 2008. During the first six months of 2009, Berkshire’s stockholders’ equity benefited from $6 million in net income and $6 million in other comprehensive income as a result of improved securities prices and derivative fair values. These equity sources plus the $32 million in net common stock issuance proceeds offset the $41 million impact of the repayment/repurchase of securities issued to the U.S. Treasury, along with the impact of common stock dividends and preferred stock dividends and accretion. Berkshire declared cash dividends of $0.32 per share to common stockholders in the first half of 2009. This dividend equated to an annual yield of 2.77% compared to the $23.13 average closing price of the stock during this period. At midyear 2009, the ratio of total equity to assets measured 15.2%. Midyear total book value per common share measured $29.29, compared to $30.33 at the start of the year. At midyear, Berkshire Bank’s regulatory capital ratios exceeded the requirements to be considered “well capitalized”, with the risk based capital ration measuring 12.4%. The Bank is regulated by the FDIC and the holding company is regulated by the Office of Thrift Supervision (OTS), which does not establish required capital ratios similar to those of the other bank regulatory agencies. During the most recent quarter, the president’s administration proposed to eliminate the OTS as part of a regulatory restructuring. The future of this proposal and its impact on the Company is uncertain but the Company has no present expectation that there would be a material impact on the Company’s operations if there is such a regulatory restructuring.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Summary. Second quarter 2009 net income was $2.3 million, compared to $5.7 million in the second quarter of 2008. For the first six months, net income was $6.2 million in 2009 compared to record earnings of $11.8 million in 2008. Major changes in the first six months included decreases of $2.5 million in net interest income and $2.1 million in fee income, together with increases of $3.0 million in FDIC insurance premiums and $2.8 million in the provision for loan losses. Net income available to common stockholders was reduced by preferred stock dividends, consisting primarily of the $3.0 million one-time deemed dividend which was non-cash and which did not affect stockholders’ equity. Average diluted shares outstanding increased due to the company’s common stock offerings. Before the deemed dividend, which had no impact on the Company’s financial condition, earnings per share were $0.15 in the second quarter and $0.41 in the first half of 2009. Including the deemed dividend, per share results were a second quarter loss of $0.08 and first half earnings of $0.18. Per share earnings in 2008 were $0.55 in the second quarter and $1.13 in the first half of the year.

Net Interest Income. Net interest income decreased by $1.9 million (10%) and $2.5 million (7%) for the second quarter and first half of 2009 compared to 2008. This change was due to a decrease in the net interest margin, which declined to 2.91% and 3.01% compared to 3.45% and 3.43% for these periods, respectively. Average earning assets increased year-to-year in both periods, averaging 7% higher in the first half of 2009 compared to the prior year.
The net interest margin increased sequentially in the first three quarters of 2008, peaking at 3.48% in the third quarter, and declined sequentially to 2.91% in the most recent quarter. Berkshire has maintained a moderately asset sensitive interest rate sensitivity position as described further in Item 3 of this report. Federal interventions have reduced short-term interest rates to near zero, which has reduced net interest income. Additionally, market floors for deposit pricing have constrained the Company’s ability to reduce funding costs. Changes in assets have also contributed to lower net interest income, including run-off of residential mortgages and indirect auto loans, higher short-term investment balances, and the elimination of FHLBB dividends.
The net interest margin is expected to improve beginning in the third quarter. Growth in loans and investments near the end of the second quarter contributed to an increase in the margin to 2.94% in June, and is expected to continue to contribute to interest income in the future. Berkshire further reinvested short-term investments into higher yielding investment securities in July, and commercial loan growth is expected to remain at double digit annualized levels for the remainder of the year. The Company also expects to benefit from the repricing of $215 million in time deposits maturing in the third quarter, although this benefit may be partially offset by lower rates on some of the $45 million in adjustable rate residential mortgages which are adjusting in the third quarter. The Company expects that interest rates will increase over the medium term due to the impact of federal budget deficits and expansionary monetary policy. The Company’s models estimate that net interest income would increase by approximately 10% in the second year of a ramped 200 basis point increase in interest rates. Additionally, the Company would be able to consider lengthening asset durations in a higher rate environment, which would potentially improve the net interest spread assuming that the yield curve keeps its positive slope.
Non-Interest Income. Fee income declined by $1.3 million and $2.1 million in the second quarter and first half of 2009 compared to 2008. First half wealth management fees decreased $0.9 million mainly due to lower stock market prices on which these fees are partially based. Assets under management increased to $681 million in the first half of 2009 as a result of 15% annualized new business generation, and the new business pipeline was strong at mid-year. First half insurance income decreased $1.0 million, primarily reflecting lower contingency income due to changes in industry pricing conditions. Insurance fee income is seasonal, with most contingency income received in the first half of the year. First half contingency income decreased by 19%, while first half commission income decreased by 5% from year-to-year due primarily to lower premium pricing conditions in this segment. First half deposit fee income increased by 1% despite lower merchant and wire fees. Loan related fees decreased as higher swap fee income was offset by the impact of lower mortgage rates, which contributed to mortgage servicing asset charges reflecting higher prepayment speeds, along with higher mortgage origination costs due to the surge of refinancings. The Company is pursuing fee income initiatives in all of its business lines through product development and cross sale programs. Fee income measured 29% of total net revenue in the first half of 2009, compared to 31% in the same period of 2008. Second quarter 2009 nonrecurring income included $1.0 million in fees related to the June termination of the merger agreement with CNB Financial Corp and $0.2 million primarily related to the sale of excess land. In the first quarter of 2009, the Company had two mostly offsetting nonrecurring income items. The company recorded a $0.7 million gain on a swap termination and a $0.8 million net loss on the prepayment of borrowings. Due to high first quarter deposit growth and market conditions, the Company elected to prepay some higher rate borrowings and to terminate an interest rate swap as part of its interest rate risk management.
Loan Loss Provision. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The loan loss provision totaled $2.2 million and $4.7 million in the second quarter and first half of 2009, compared to $1.1 million and $1.9 million in the same periods of 2008. Net loan charge-offs equaled the provision in the 2009 periods, and totaled $0.7 million and $1.5 million in the second quarter and first half of 2008. This increase was anticipated due to the downturn in the economy, including the impact of lower collateral values. The increase was concentrated in commercial loans, and indirect auto loans which are in run-off.

Non-Interest Expense and Income Tax Expense. Total non-interest expense increased by $1.3 million and $1.7 million year-to-year for the second quarter and first half. This increase resulted from FDIC insurance expense increases of $2.3 million and $3.0 million, respectively. Second quarter FDIC expense included a $1.3 million special industry assessment ($0.06 per share after tax). The FDIC has both increased its premium rates and levied a special assessment, and it has indicated that another special assessment is probable before the end of the year. The risk of FDIC expense increases is further discussed in Item 1A of the Company’s 2008 Form 10-K and Part II, Item 1A of this report on Form 10-Q. Bank failures are widely anticipated to increase, and the FDIC’s reserve levels are currently below targeted levels. During the second quarter, Congress extended the $250 thousand limit on insured accounts and increased the FDIC borrowing limit from the U.S. Treasury to $100 billion from $30 billion, providing the FDIC with additional liquidity to manage bank failures and to pay claims on guaranteed bank debt.
Excluding FDIC insurance expense, all other non-interest expense declined by $1.0 million (5%) and $1.2 million (3%) for the second quarter and first half of 2009 compared to 2008. The decrease was concentrated in compensation expense for both the second quarter and year-to-date. The Company currently has 622 full-time equivalent employees, compared to 610 at the start of the year. The decrease in compensation expense was primarily related to additional mortgage origination related compensation which is deferred as a yield adjustment, together with lower bonus and incentive accruals due to the decrease in income. These changes offset a $0.7 million increase (4%) in wages and benefits for the first half of the year. The Company has maintained its benefits program and has not implemented programmatic workforce reductions or furloughs; the Company is making efforts to maintain stable employment programs for the benefit of employees and to support its service to its communities and its plans for potential future growth opportunities.
Excluding FDIC and compensation expense, all other non-interest expense was flat in the first half of 2009 compared to 2008. Decreased intangible amortization was offset by higher legal and professional fees. Nonrecurring expense in 2009 included $0.2 million related to the termination of the CNB merger and $0.4 million in other charges related to the restructuring of the Integrated Services division which was created at the beginning of the second quarter, together with a legal settlement related charge. Second quarter 2008 expense included $0.7 million in nonrecurring expense related to severance and charge-offs of certain deferred loan costs and late fees receivable. The first half effective income tax rate decreased to 26% from 28% year-to-year due to lower pre-tax earnings in 2009. The second quarter effective income tax rate was 21% in 2009 compared to 23% in 2008.
Results of Segment Operations. The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in the notes to the financial statements. One of the Company’s strategies is to emphasize fee income growth to diversify revenues, and reduce reliance on net interest income where margins are under pressure. The insurance segment is an important element of this strategy. It reflects the operations of Berkshire Insurance Group which is a full service insurance agency with ten offices in western Massachusetts. During the second quarter and first half of 2009, year-to-year income declined in both the banking and insurance segments due to the factors previously discussed. For the Bank, these included lower revenues, and the higher loan loss provision and FDIC insurance expense. For the insurance group, the decline in both contingency and commission revenue was the primary reason for the decrease in earnings. These declines primarily reflected softer pricing conditions in the industry, including the impact of competitive auto insurance changes implemented in the Massachusetts marketplace in 2008. At the start of the second quarter of 2009, the Company created an Integrated Services division and named an executive to run these combined wealth management and insurance operations. The Company’s wealth management operations continue to be conducted within the Bank and insurance operations continue to be conducted in Berkshire Insurance Group which is an affiliate of the Bank. Accordingly, there has been no change in the Company’s segment accounting designations. The creation of the Integrated Services division was primarily intended to integrate the sales and service of these business lines with the Company’s other banking related service lines, and to provide additional focus on acquisition strategies for the wealth management and insurance units. These units continue to operate substantially independent from each other in their day to day activities.

Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes net income and changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and interest rate swaps designated as cash flow hedges. The first half change in accumulated other comprehensive income was an increase of $5.6 million in 2009, compared to a decrease of $1.6 million in the first half of 2008. The increase in 2009 primarily reflected improved conditions in the financial markets following the near-crisis conditions that prevailed near the end of 2008. The movement in the markets towards normalization resulted in improved market values both for the Company’s interest rate swaps and for its securities portfolio. Including net income and the change in accumulated other comprehensive income, the Company recorded total comprehensive income of $11.8 million in the first half of 2009, which was an increase compared to $10.1 million in the first half of 2008.
LIQUIDITY, CAPITAL RESOURCES, AND OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Liquidity and Cash Flows. The Company’s primary sources of funds were deposit growth and loan amortization and prepayments in the first half of 2009. The primary funds uses were reductions of borrowings and other liabilities, increases in investment securities, and originations of loans. Net deposit growth and reinvestment of short-term investments are expected to be continuing sources of funds during the remainder of the year, and net loan and securities growth are expected to be significant uses of funds. Borrowings from the Federal Home Loan Bank are a significant additional source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. The Company expects to use interest rate swaps in managing its funding sources and uses. Berkshire Hills Bancorp had a cash balance of $31 million on deposit at Berkshire Bank at June 30, 2009 which is available to fund dividends, debt service, and operating expenses of the Company, together with potential cash consideration in case of acquisition opportunities. Berkshire Insurance Group generates net cash flow which is available for its own working capital and investment needs, as well as for dividends to supplement the Company’s liquidity. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2008 Form 10-K in Item 7.
Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity, including the common stock and preferred stock related transactions conducted in the second quarter of 2009. At June 30, 2009, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2008 Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2008 Form 10-K. For the first half of 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial statements. Information relating to payments due under contractual obligations is presented in the 2008 Form 10-K. There were no material changes in the Company’s payments due under contractual obligations during the first half of 2009, except for derivatives transactions. The total amount of interest rate swaps on loans with commercial loan customers increased from $39 million to $78 million, with a matching increase in reverse interest rate swaps on these same loans. Please see the related note in the accompaning financial statements for additional information related to interest rate swaps. As previously noted, in the second quarter of 2009, the Company entered into a merger agreement that was terminated prior to the end of the quarter, and there was no continuing obligation related to this agreement at mid-year. Also, as previously noted, the Company ended its participation in the U.S. Treasury Capital Purchase Program in the second quarter of 2009, and therefore ended any potential future exposure to obligations that might be created by Congress or the U.S. Treasury for institutions that continue to participate in this program.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the way that the Company measures market risk or in the Company’s market risk position during the first half of 2009. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2008.
As discussed in Item 2, a significant contributor to lower earnings in the first half of 2009 has been Berkshire’s targeted position to maintain a moderately asset sensitive interest rate profile. Federal interventions to avoid a financial crisis unexpectedly drove short-term interest rates to near zero in the fourth quarter of 2008 and in 2009. Berkshire maintains a discipline to avoid undue risks to the market value of equity which would result from taking on excessive fixed rate assets in the current environment. Due to the additional liquidity that Berkshire accumulated in the first half of 2009, the Company’s model indicates that net interest income would increase by about 10% in the second year of a 200 basis point ramped increase in interest rates, compared to an 8% increase under this scenario based on the year-end 2008 financial condition. Management believes that net interest income might increase by more than this modeled amount in such a scenario. Management might decide to retain more, longer duration assets, after interest rates increase, and this would contribute additional income in the case of a parallel shift in the yield curve. Also, the Company has experienced certain market floors on deposit pricing in the current near zero short-term interest rate environment. In the case of rising rates, deposits might not increase in rate as quickly as they are modeled since they are presently above other comparable market rates in some cases.
Of further note, the Company’s fee income has been reduced by the economic and financial market conditions which prompted federal interest rate reductions, and higher future rates would in some cases be related to a normalization of economic and market conditions, with the potential result that non-interest income could also increase in addition to the interest income changes which are modeled.

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
The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”). The risk factor below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
Any Future FDIC Special Assessments or Increases in Insurance Premiums Will Adversely Impact Our Earnings
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $1.3 million during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the additional risk factor disclosed below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In its most recent Report on Form 10-Q, the Company also discussed an additional risk factor related to its proposed merger with CNB Financial Corp. This merger was terminated in June 2009, and the risk considerations related to this merger were consequently eliminated as of mid-year 2009. In the accompanying financial statements, the Company describes goodwill impairment testing that was performed at mid-year 2009. This testing was performed due to decreases in the Company’s stock price and earnings, among other factors. The possibility of goodwill impairment is discussed among the Risk Factors set forth in the form 10-K. It is possible that future impairment testing could result in an impairment of the value of goodwill or intangible assets, or both.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	No Company unregistered securities were sold by the Company during the quarter ended June 30, 2009.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2009.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2009	—	$—	—	97,993
May 1-31, 2009	—	—	—	97,993
June 1-30, 2009	—	—	—	97,993

Total	—	$—	—	97,993

On December 14, 2007, the Company authorized the purchase of up to 300,000 additional shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the stockholders of the company was held on May 7, 2009.
1. The following individuals were elected as directors, each for a three-year term, by the following vote:

	FOR	WITHHELD

Wallace W. Altes	10,526,224	312,990
Lawrence A. Bossidy	9,403,183	1,436,031
D. Jeffrey Templeton	10,532,117	307,097
Corydon L. Thurston	10,395,201	444,013
2. The appointment of Wolf & Company, P.C. as the independent registered public accounting firm of Berkshire Hills Bancorp, Inc. for the fiscal year ending December 31, 2009 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTENTIONS

10,769,184	53,913	16,118
2. Advisory (non-binding) approval of executive compensation was granted by the following vote:

FOR	AGAINST	ABSTENTIONS

6,600,204	4,108,863	130,147

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

1.1	Underwriting Agreement dated May 12, 2009, among Berkshire Hills Bancorp, Inc. and Sandler O’Neill & Partners, L.P. as the representatives of the Underwriters. (1)

2.1	Agreement and Plan of Merger dated as of April 29, 2009 by and between Berkshire Hills Bancorp, Inc. and CNB Financial Corp. (2)

2.2	First Amendment to the Agreement and Plan of Merger dated as of May 21, 2009 by and between Berkshire Hills Bancorp, Inc. and CNB Financial Corp. (3)

2.3	Merger Termination Agreement dated as of June 25, 2009 by and between Berkshire Hills Bancorp, Inc. and CNB Financial Corp. (4)

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(5)

3.2	Certificate of Designations for the Series A Preferred Stock.(6)

3.3	Amended and restated Bylaws of Berkshire Hills Bancorp, Inc.(7)

4.1	Draft Stock Certificate of Berkshire Hills Bancorp, Inc.(5)

10.1	Letter of Transmittal, dated May 27, 2009, between the United States Department of the Treasury and Berkshire Hills Bancorp, Inc. (8)

10.2	Repurchase Agreement, dated June 24, 2009, between the United States Department of the Treasury and Berkshire Hills Bancorp, Inc. (9)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated herein by reference from Exhibit 1.1 to the Form 8-K as filed on May 14, 2009

(2)	Incorporated herein by reference from Exhibit 2.1 to the Form 8-K as filed on April 30, 2009

(3)	Incorporated herein by reference from Exhibit 2.1 to the Form 8-K as filed on May 22, 2009

(4)	Incorporated herein by reference from Exhibit 2.2 to the Form 8-K as filed on June 29, 2009

(5)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(6)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 23, 2008.

(7)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.

(8)	Incorporated herein by reference from Exhibit 10.1 to the Form 8-K as filed on May 29, 2009

(9)	Incorporated herein by reference from Exhibit 10.2 to the Form 8-K as filed on June 29, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.
Dated: August 10, 2009	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer and Director

Dated: August 10, 2009	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer