Form 10-Q
period 2009-09-30
BERKSHIRE HILLS BANCORP INC
filed 2009-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
The Registrant had 13,933,159 shares of common stock, par value $0.01 per share, outstanding as of November 6, 2009.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2009	2008
Assets
Cash and cash equivalents	$21,857	$26,582
Federal funds sold and short-term investments	4,598	18,216

Total cash and cash equivalents	26,455	44,798

Trading security	16,641	18,144
Securities available for sale, at fair value	328,446	274,380
Securities held to maturity (fair values of $31,595 and $26,729)	31,535	25,872
Federal Home Loan Bank stock and other restricted securities	23,120	23,120

Total securities	399,742	341,516

Loans held for sale	1,500	1,768

Residential mortgages	625,864	677,254
Commercial mortgages	857,884	805,456
Commercial business loans	178,337	178,934
Consumer loans	324,099	345,508

Total loans	1,986,184	2,007,152
Less: Allowance for loan losses	(24,297)	(22,908)

Net loans	1,961,887	1,984,244

Premises and equipment, net	36,062	37,448
Goodwill	161,725	161,178
Other intangible assets	15,155	17,652
Cash surrender value of life insurance policies	36,569	35,668
Derivative assets	4,243	3,741
Other assets	37,296	38,716

Total assets	$2,680,634	$2,666,729

Liabilities
Demand deposits	$264,827	$233,040
NOW deposits	195,496	190,828
Money market deposits	522,901	448,238
Savings deposits	212,683	211,156
Time deposits	770,911	746,318

Total deposits	1,966,818	1,829,580

Short-term debt	10,000	23,200
Long-term Federal Home Loan Bank advances	249,559	318,957
Other long-term debt	—	17,000
Junior subordinated debentures	15,464	15,464
Derivative liabilities	18,004	24,068
Other liabilities	10,484	30,035

Total liabilities	2,270,329	2,258,304

Stockholders’ equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; 40,000 shares issued in 2009 and none oustanding; 40,000 shares issued and outstanding in 2008 with a $1,000 liquidation value)	—	36,822
Common stock ($.01 par value; 26,000,000 shares authorized; 15,848,825 shares issued and 13,928,474 shares outstanding in 2009; 14,238,825 shares issued and 12,253,444 shares outstanding in 2008)	159	142
Additional paid-in capital	338,803	307,619
Unearned compensation	(1,947)	(1,905)
Retained earnings	125,512	127,773
Accumulated other comprehensive loss	(3,378)	(11,574)
Treasury stock, at cost (1,920,351 shares in 2009 and 1,985,381 shares in 2008)	(48,844)	(50,452)

Total stockholders’ equity	410,305	408,425

Total liabilities and stockholders’ equity	$2,680,634	$2,666,729

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2009	2008	2009	2008
Interest and dividend income
Loans	$25,034	$30,078	$76,836	$91,224
Securities and other	3,426	3,014	10,269	9,225

Total interest and dividend income	28,460	33,092	87,105	100,449
Interest expense
Deposits	8,045	9,676	25,195	32,485
Borrowings and junior subordinated debentures	3,250	4,087	10,310	11,694

Total interest expense	11,295	13,763	35,505	44,179

Net interest income	17,165	19,329	51,600	56,270
Non-interest income
Deposit, loan and interest rate swap fees	3,286	3,079	8,220	8,185
Insurance commissions and fees	2,337	2,640	10,180	11,480
Wealth management fees	1,369	1,338	3,671	4,533

Total fee income	6,992	7,057	22,071	24,198
(Loss) gain on sale of securities, net	(5)	4	(4)	(22)
Non-recurring income	1	—	1,178	—
Other	272	174	1,092	1,042

Total non-interest income	7,260	7,235	24,337	25,218

Total net revenue	24,425	26,564	75,937	81,488
Provision for loan losses	4,300	1,250	9,000	3,180
Non-interest expense
Salaries and employee benefits	9,757	9,796	28,011	29,294
Occupancy and equipment	2,674	2,760	8,661	8,502
Marketing, data processing and professional services	2,574	2,121	6,897	6,423
FDIC premiums and special assessment	669	118	3,748	226
Non-recurring expense	—	—	601	683
Amortization of intangible assets	833	889	2,499	2,992
Other	2,437	2,053	6,958	6,323

Total non-interest expense	18,944	17,737	57,375	54,443

Income before income taxes	1,181	7,577	9,562	23,865
Income tax (benefit) expense	(741)	2,301	1,426	6,827

Net income	$1,922	$5,276	$8,136	$17,038

Less: Cumulative preferred stock dividends and accretion	—	—	1,030	—
Less: Deemed dividend resulting from preferred stock repayment	—	—	2,954	—

Net income available to common stockholders	$1,922	$5,276	$4,152	$17,038

Basic earnings per common share	$0.14	$0.51	$0.32	$1.65

Diluted earnings per common share	$0.14	$0.51	$0.32	$1.64

Weighted average common shares outstanding
Basic	13,806	10,303	12,977	10,330
Diluted	13,857	10,400	13,145	10,421
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Nine Months Ended
	September 30,
(In thousands, except share data)	2009	2008
Total stockholders’ equity at beginning of period	$408,425	$326,837
Comprehensive income:
Net income	8,136	17,038
Net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and tax effects	5,308	(4,531)
Net gain (loss) on derivative instruments, net of reclassification adjustments and tax effects	2,887	(958)

Total comprehensive income	16,331	11,549
Common cash dividends declared ($0.48 per share for 2009 and $0.47 per share for 2008)	(6,161)	(4,917)
Treasury stock purchased	—	(4,883)
Net impact of preferred stock and warrant including repurchase and dividends	(41,917)	—
Issuance of common stock, net of issuance costs (1,610,000 shares in 2009)	32,480	—
Forfeited unvested restricted shares (8,611 shares in 2009)	(226)	—
Reissuance of treasury stock-exercised stock options (19,633 shares in 2009)	314	2,927
Reissuance of treasury stock-other, net (46,155 shares in 2009, including 56,551 stock awards)	1,440	1,435
Stock-based compensation	1,083	1,208
Tax loss from stock compensation	—	(69)
Additions to unearned compensation	(1,309)	(1,432)
Other equity changes, net	(155)	27

Total stockholders’ equity at end of period	$410,305	$332,682

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$8,136	$17,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,000	3,180
Net amortization of securities	1,187	110
Net loan amortization and deferrals	(3,551)	(2,485)
Premises depreciation and amortization expense	2,846	2,881
Stock-based compensation expense	1,083	1,208
Excess tax loss from stock-based payment arrangements	—	69
Amortization of other intangibles	2,499	2,992
Increase in cash surrender value of bank-owned life insurance policies	(901)	(1,125)
Loss on sales of securities, net	4	22
Net decrease (increase) in loans held for sale	268	(1,956)
Loss (gain) on sale of loans	36	(139)
(Gain) loss from sale of premises	(271)	35
Gain from sale of other real estate owned	(16)	—
Writedowns of other real estate owned	127	136
Net change in other	(6,188)	(607)

Net cash provided by operating activities	14,259	21,359

Cash flows from investing activities:
Sales of securities available for sale	11,479	9,167
Proceeds from maturities, calls and prepayments of securities available for sale	42,072	21,256
Purchases of securities available for sale	(120,221)	(44,953)
Proceeds from maturities, calls and prepayments of securities held to maturity	12,237	27,653
Purchases of securities held to maturity	(17,900)	(14,391)
Purchase of trading security	—	(15,000)
Decrease (increase) in loans, net	16,742	(51,520)
Proceeds from sale of premises and equipment	597	74
Proceeds from sale of other real estate owned	387	547
Proceeds from surrender of life insurance	—	1,103
Payment for acquisition	—	(1,030)
Capital expenditures	(1,787)	(2,090)

Net cash used by investing activities	(56,394)	(69,184)

Cash flows from financing activities:
Net increase in deposits	137,238	14,642
Proceeds from Federal Home Loan Bank advances and other borrowings	85,000	194,835
Repayments of Federal Home Loan Bank advances and other borrowings	(184,602)	(162,718)
Net proceeds from common stock issuance	32,480	—
Treasury stock purchased	—	(4,883)
Net proceeds from reissuance of treasury stock	1,754	4,362
Excess tax effects from stock-based payment arrangements	—	(69)
Net impact of preferred stock and warrant including repurchase and dividends	(41,917)	—
Common stock cash dividends paid	(6,161)	(4,917)

Net cash provided by financing activities	23,792	41,252

Net change in cash and cash equivalents	(18,343)	(6,573)

Cash and cash equivalents at beginning of period	44,798	41,142

Cash and cash equivalents at end of period	$26,455	$34,569

Supplemental cash flow information:
Interest paid on deposits	25,211	$32,241
Interest paid on borrowed funds	10,579	11,827
Income taxes paid, net	1,952	5,265
The accompanying notes are an integral part of these financial statements.

1. GENERAL
Basis of presentation and consolidation
The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Berkshire Insurance Group (“BIG”) and Berkshire Bank (the “Bank”), together with the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York chartered limited-purpose commercial bank. All significant inter-company transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Use of estimates
In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses; the valuation of deferred tax assets; the estimates related to the initial measurement of goodwill and other intangible assets and subsequent impairment analyses; the determination of other-than-temporary impairment of investment securities; and the determination of fair value of financial instruments.

Subsequent events
Subsequent events have been evaluated for their potential impact on the Company’s financial statements through November 9, 2009. There were no events subsequent to the date of the financial statements requiring recordation.
Earnings Per Common Share
Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net income	$1,922	$5,276	$8,136	$17,038

Less: Cumulative preferred stock dividends and accretion	—	—	1,030	—

Less: Deemed dividend resulting from preferred stock repayment	—	—	2,954	—

Net income available to common stockholders	$1,922	$5,276	$4,152	$17,038

Average number of common shares outstanding	13,926	10,425	13,100	10,452
Less: average number of unvested stock award shares	(120)	(122)	(123)	(122)

Average number of basic shares outstanding	13,806	10,303	12,977	10,330

Plus: average number of dilutive unvested stock award shares	13	17	134	17
Plus: average number of dilutive shares based on stock options	38	80	34	74

Average number of diluted shares outstanding	13,857	10,400	13,145	10,421

Basic earnings per common share	$0.14	$0.51	$0.32	$1.65
Diluted earnings per common share	$0.14	$0.51	$0.32	$1.64
Stock awards and options pertaining to 501,795 shares and 502,537 shares were anti-dilutive and were excluded from the diluted earnings per common share calculation for the three and nine months ending September 30, 2009, respectively.
Recent accounting pronouncements
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The ASC did not have a significant impact on the Company’s financial statements upon adoption.
FASB ASC Topic 260, “Earnings Per Share.” New authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of the new guidance. Early application is not permitted. New authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” became effective for the Company on January 1, 2009 and did not have an impact on the Company’s financial statements.

FASB ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments — Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 on June 30, 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements. Please see Note 3- Securities for additional information.
FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” This guidance, effective for all business combinations for which the acquisition date is on or after January 1, 2009, will change the Company’s accounting treatment for business combinations on a prospective basis, and could have a material impact.
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re-characterized as non-controlling interests and classified as a component of equity. ASC Topic 810 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.
Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The new authoritative accounting guidance under ASC Topic 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, and is not expected to have an impact on the Company’s financial statements upon adoption.
FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial statements. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements. Please see Note 10 — Derivative Financial Instruments and Hedging Activities for additional information.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,“Fair Value Measurements and Disclosures,” provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC Topic 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company adopted the new authoritative accounting guidance under ASC Topic 820 on June 30, 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.
Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 was adopted on September 30, 2009 and did not have a significant impact on the Company’s financial statements.
FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 became effective for the Company on June 30, 2009 and did not have a significant impact on the Company’s financial statements. Please see Note 11 — Fair Value Measurements for additional information.
FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

2. TRADING ACCOUNT SECURITY
The Company originated a $15.0 million economic development bond that is being accounted for at fair value within the Company’s trading portfolio. The security had an amortized cost of $15.0 million and a fair value of $16.6 million at September 30, 2009. As discussed further in Note 10-Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at September 30, 2009.

3. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
The following is a summary of securities available for sale and held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
September 30, 2009
Securities available for sale
Debt securities:
Municipal bonds and obligations	$74,041	$2,509	$(197)	$76,353
Residential mortgage-backed securities	189,969	5,548	(62)	195,455
Corporate bonds	37,146	638	(224)	37,560
Trust preferred securities	9,302	—	(2,407)	6,895
Other bonds and obligations	10,616	38	(22)	10,632

Total debt securities	321,074	8,733	(2,912)	326,895
Equity securities:
Marketable equity securities	1,768	90	(307)	1,551

Total securities available for sale	322,842	8,823	(3,219)	328,446

Securities held to maturity
Municipal bonds and obligations	16,644	—	—	16,644
Residential mortgage-backed securities	366	5	(1)	370
Industrial revenue bonds	14,353	851	(795)	14,409
Other bonds and obligations	172	—	—	172

Total securities held to maturity	31,535	856	(796)	31,595

Total	$354,377	$9,679	$(4,015)	$360,041

December 31, 2008
Securities available for sale
Debt securities:
Municipal bonds and obligations	$76,843	$401	$(1,830)	$75,414
Residential mortgage-backed securities	174,747	2,270	(193)	176,824
Corporate bonds	14,810	170	(182)	14,797
Trust preferred securities	9,362	—	(3,414)	5,948
Other bonds and obligations	318	5	(26)	298

Total debt securities	276,080	2,846	(5,645)	273,281
Equity securities:
Marketable equity securities	1,177	32	(110)	1,099

Total securities available for sale	277,257	2,878	(5,755)	274,380

Securities held to maturity
Municipal bonds and obligations	9,892	—	—	9,892
Residential mortgage-backed securities	806	1	(4)	803
Industrial revenue bonds	15,002	860	—	15,862
Other bonds and obligations	172	—	—	172

Total securities held to maturity	25,872	861	(4)	26,729

Total	$303,129	$3,739	$(5,759)	$301,109

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at September 30, 2009 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$10,100	$10,264	$13,776	$13,776
Over 1 year to 5 years	43,675	44,143	1,532	1,532
Over 5 years to 10 years	20,526	21,155	2,395	2,498
Over 10 years	56,804	55,878	13,466	13,419

Total bonds and obligations	131,105	131,440	31,169	31,225

Marketable equity securities	1,768	1,551	—	—
Residential mortgage-backed securities	189,969	195,455	366	370

Total	$322,842	$328,446	$31,535	$31,595

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2009
Securities available for sale
Debt securities:
Municipal bonds and obligations	$13	$1,495	$184	$5,553	$197	$7,048
Residential mortgage-backed securities	62	13,486	—	19	62	13,505
Corporate bonds	1	1,064	223	2,770	224	3,834
Trust preferred securities	—	—	2,407	6,895	2,407	6,895
Other bonds and obligations	17	116	5	337	22	453

Total debt securities	93	16,161	2,819	15,574	2,912	31,735
Equity securities:
Marketable equity securities	—	—	307	968	307	968

Total securities available for sale	93	16,161	3,126	16,542	3,219	32,703

Securities held to maturity
Municipal bonds and obligations	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	—	16	1	71	1	87
Industrial revenue bonds	795	795	—	—	795	795
Other bonds and obligations	—	—	—	—	—	—

Total securities held to maturity	795	811	1	71	796	882

Total	$888	$16,972	$3,127	$16,613	$4,015	$33,585

Debt Securities
The Company evaluates debt and equity securities within the Company’s AFS and HTM portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is less than its amortized costs basis, an other-than-temporary impairment is required to be recognized if any of the following are met: (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

For all impaired debt securities that the company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI though earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income. Credit related OTTI is defined as the difference between the present value of a security’s cash flows expected to be collected and the security’s amortized cost basis. Non-credit related OTTI is caused by other factors, including illiquidity. For securities classified as HTM, the amount of OTTI recognized in other comprehensive income is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2009, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2009:
AFS municipal bonds and obligations
At September 30, 2009, 10 out of a total of 137 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3% of the book value of securities in unrealized loss positions. The securities are insured, investment grade rated, general obligation bonds. There were no material underlying credit downgrades during the third quarter of 2009. All securities are considered performing.
AFS and HTM residential mortgage-backed securities
At September 30, 2009, 5 out of a total of 101 securities and 5 out of a total of 8 securities in the Company’s portfolios of AFS residential mortgage-backed securities and HTM residential mortgage-backed securities, respectively, were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the book value of securities in unrealized loss positions within both portfolios. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s AFS and HTM residential mortgage-backed securities. These entities are government-sponsored and are backed by the full faith and credit of the U.S. government. The securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2009. All securities are considered performing.
AFS corporate bonds
At September 30, 2009, 2 out of a total of 19 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represented 6% of the book value of securities in unrealized loss positions. The securities have short term maturities (all within 5 years), are investment grade rated, and there were no material underlying credit downgrades during the third quarter of 2009. All securities are considered performing.
AFS trust preferred securities
At September 30, 2009, 5 out of a total of 5 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 26% of the book value of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.
At September 30, 2009, $1.6 million of the total unrealized losses was attributable to a $2.6 million investment (the “Security”) in the Mezzanine Class B tranche [CUSIP 74042CAE8] of the $360 million Preferred Term Securities XXVIII, Ltd. pool (the “Pool”) of notes.

The Company evaluated the Security, with a Level 3 fair value of $1.0 million, for potential OTTI at September 30, 2009 and determined that an OTTI was not evident based on both the Company’s ability and intent to hold the Security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $47 million in excess subordination above current and projected losses.
At September 30, 2009, the Company assessed the Security’s exposure to credit loss by performing a break-even analysis, with the assistance of an independent third-party valuation-specialist, to calculate the excess subordination of the Mezzanine Class B Tranche. The Company modeled actual cash flows from the Pool’s banks and insurance companies as provided by Intex Solutions, Inc. and adjusted these for actual defaults and assumed defaults to determine the amount of future credit losses that could be absorbed by the Pool’s junior tranches before a single dollar of credit loss would be attributed to the Mezzanine Class B tranche.
The Company’s September 30, 2009 break-even results indicated that there was excess subordination of approximately $47 million above current and projected losses in the Mezzanine Class B tranche. Under this scenario, the Pool would have to experience an additional $47 million of future losses, beyond those projected in the analysis, before a single dollar of credit losses is allocable to the Security. The discounted, security-specific cash flows, indicated that the Security’s principal and interest was preserved.
The preservation of the Company’s principal and interest resulting from the excess subordination above current and projected losses combined with the Company’s ability and intent to hold the Security until the recovery of its amortized cost basis supports the Company’s decision not to impair the Security at September 30, 2009. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of the Security.
AFS other bonds and obligations
At September 30, 2009, 6 out of a total of 12 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 5% of the book value of the private placement securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2009. All securities are considered performing.
Marketable Equity Securities
In evaluating its marketable equity securities portfolio’s for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings.
At September 30, 2009, 1 out of a total of 4 securities in the Company’s portfolio of marketable equity securities was in an unrealized loss position. The unrealized loss represented 24% of the book value of the impaired security. The Company evaluated the security, concluding that the unrealized loss was mostly attributable to a general decline in the markets during the last 12 months. The Company has the ability and intent to hold the security until a recovery of its cost basis and does not consider the security other-than-temporarily impaired at September 30, 2009. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of this security.

4. LOANS
Loans consist of the following:

(In thousands)	September 30, 2009	December 31, 2008

Residential mortgages	$625,864	$677,254

Commercial mortgages:
Construction	128,341	129,704
Single and multifamily	81,162	69,964
Other	648,381	605,788

Total commercial mortgages	857,884	805,456

Commercial business	178,337	178,934

Consumer:
Auto	87,288	133,439
Home equity and other	236,811	212,069

Total consumer	324,099	345,508

Total loans	$1,986,184	$2,007,152

5. LOAN LOSS ALLOWANCE
Activity in the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$22,917	$22,581	$22,908	$22,116

Charged-off loans	(2,955)	(1,331)	(7,889)	(2,968)
Recoveries on charged-off loans	35	386	278	558

Net loans charged-off	(2,920)	(945)	(7,611)	(2,410)
Provision for loan losses	4,300	1,250	9,000	3,180

Balance at end of period	$24,297	$22,886	$24,297	$22,886

Impaired loans totaled $48.4 million and $28.6 million at September 30, 2009 and December 31, 2008, respectively. Based on collateral values and discounted cash flow analyses, impaired loans with a cost basis of $14.3 million and $7.1 million were determined to require a valuation allowance of $2.6 million and $1.0 million at September 30, 2009 and December 31, 2008, respectively.
6. DEPOSITS
A summary of time deposits is as follows:

(In thousands)	September 30, 2009	December 31, 2008
Time less than $100,000	$385,150	$394,655
Time $100,000 or more	385,761	351,663

Total time deposits	$770,911	$746,318

7. STOCKHOLDERS’ EQUITY
The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	September 30, 2009	December 31, 2008	to be Well Capitalized
Total capital to risk weighted assets	12.3%	12.3%	10.0%

Tier 1 capital to risk weighted assets	11.1	11.2	6.0

Tier 1 capital to average assets	9.3	9.3	5.0
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
8. STOCK-BASED COMPENSATION PLANS
A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2009 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2008	123	$27.40	453	$23.00
Granted	57	23.15	—	—
Stock options exercised	—	—	(20)	16.01
Stock awards vested	(51)	28.64	—	—
Forfeited	(9)	26.35	—	—

Balance, September 30, 2009	120	$24.98	433	$23.25

During the nine months ended September 30, 2009 and 2008, proceeds from stock option exercises totaled $320 thousand and $2.9 million, respectively. During the nine months ended September 30, 2009, there were 71 thousand shares issued in connection with stock option exercises and non-vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.1 million and $1.2 million during the nine months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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
A summary of the Company’s operating segments was as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Three months ended September 30, 2009
Net interest income (expense)	$17,419	$—	$(254)	$—	$17,165
Provision for loan losses	(4,300)	—	—	—	(4,300)
Non-interest income	4,905	2,354	—	1	7,260
Non-interest (expense) income	(15,996)	(2,501)	(448)	1	(18,944)

Income (loss) before income taxes	2,028	(147)	(702)	2	1,181
Income tax benefit (expense)	393	60	289	(1)	741

Net income (loss)	$2,421	$(87)	$(413)	$1	$1,922

Average assets (in millions)	$2,634	$34	$392	$(393)	$2,667

Three months ended September 30, 2008
Net interest income (expense)	$19,736	$—	$2,593	$(3,000)	$19,329
Provision for loan losses	(1,250)	—	—	—	(1,250)
Non-interest income (expense)	4,576	2,659	2,392	(2,392)	7,235
Non-interest (expense) income	(15,179)	(2,742)	184	—	(17,737)

Income (loss) before income taxes	7,883	(83)	5,169	(5,392)	7,577
Income tax (expense) benefit	(2,472)	64	107	—	(2,301)

Net income (loss)	$5,411	$(19)	$5,276	$(5,392)	$5,276

Average assets (in millions)	$2,520	$31	$361	$(357)	$2,555

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Nine months ended September 30, 2009
Net interest income (expense)	$52,456	$—	$(856)	$—	$51,600
Provision for loan losses	(9,000)	—	—	—	(9,000)
Non-interest income	14,087	10,249	—	1	24,337
Non-interest (expense) income	(48,816)	(7,598)	(962)	1	(57,375)

Income (loss) before income taxes	8,727	2,651	(1,818)	2	9,562
Income tax (expense) benefit	(1,085)	(1,087)	746	—	(1,426)

Net income (loss)	$7,642	$1,564	$(1,072)	$2	$8,136

Average assets (in millions)	$2,639	$33	$324	$(323)	$2,673

Nine months ended September 30, 2008
Net interest income (expense)	$57,645	$—	$19,125	$(20,500)	$56,270
Provision for loan losses	(3,180)	—	—	—	(3,180)
Non-interest income (expense)	13,697	11,519	(2,411)	2,413	25,218
Non-interest expense	(46,260)	(7,691)	(492)	—	(54,443)

Income (loss) before income taxes	21,902	3,828	16,222	(18,087)	23,865
Income tax (expense) benefit	(6,160)	(1,483)	816	—	(6,827)

Net income (loss)	$15,742	$2,345	$17,038	$(18,087)	$17,038

Average assets (in millions)	$2,487	$32	$350	$(343)	$2,526

10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
As of September 30, 2009, the Company held derivatives with a total notional amount of $371 million. Of this total, interest rate swaps with a combined notional amount of $150 million were designated as cash flow hedges and $190 million have been designated as economic hedges. The remaining $31 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At September 30, 2009, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2009.
The Company pledged collateral to derivative counterparties in the form of cash totaling $1.2 million and securities with an amortized cost of $24.3 million and a fair value of $25.2 million as of September 30, 2009. No collateral was posted from counterparties to the Company as of September 30, 2009. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.
Information about interest rate swap agreements and non-hedging derivative asset and liabilities at September 30, 2009, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$135,000	5.0	0.47	4.24	$(11,070)
Interest rate swaps on junior subordinated debentures	15,000	4.6	2.26	5.54	(838)

Total cash flow hedges	150,000				(11,908)

Economic hedges:
Interest rate swap on industrial revenue bond	15,000	20.2	0.63	5.09	(1,793)
Interest rate swaps on loans with commercial loan customers	87,292	7.5	2.44	6.32	(4,289)
Reverse interest rate swaps on loans with commercial loan customers	87,292	7.5	6.32	2.44	4,181

Total economic hedges	189,584				(1,901)

Non-hedging derivatives:
Commitments to originate residential mortgage loans for sale	15,556	0.2			(14)
Commitments to sell residential mortgage loans	15,556	0.2			62

Total non-hedging derivatives	31,112				48

Total	$370,696				$(13,761)

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
Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows for the three and nine month periods ended September 30, 2009, were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(1,886)	$4,957

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	—	(741)

Reclassification of unrealized (gain) loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	(103)	62

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	846	(1,600)

Interest rate swaps on junior subordinated debentures:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	(248)	333

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	103	(124)

Other comprehensive (loss) income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(1,288)	$2,887

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$(1,258)	$(3,228)
Net interest expense recognized in interest expense on junior subordinated debentures	$(119)	$(292)
The Company’s accumulated other comprehensive loss totaled $3.4 million at September 30, 2009. Of this loss $6.4 million was attributable to accumulated losses on cash flow hedges and $3.0 million was attributable to accumulated gains on available-for-sale securities.
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
The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $108 thousand as of September 30, 2009 and were not material to the financial statements. The interest income and expense on these mirror image swaps exactly offset each other.

The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to the Federal National Mortgage Association. These commitments are considered derivative financial instruments and must be recorded at fair value with any changes in fair value recorded through earnings.
Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009

Economic hedges
Interest rate swap on industrial revenue bond:
Net interest expense recognized in interest and dividend income on securities	$(170)	$(493)

Unrealized (loss) gain recognized in other non-interest income	(500)	1,506

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	1,445	348

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(1,445)	(348)

(Unfavorable) favorable change in credit valuation adjustment recognized in other non-interest income	$(29)	$93

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$(14)	$(357)

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$62	$463
11. FAIR VALUE MEASUREMENTS
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements of financial instruments
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$16,641	$16,641
Securities available for sale	509	325,869	2,068	328,446
Derivative assets	—	4,243	—	4,243
Derivative liabilities	—	17,990	14	18,004
Trading Security at Fair Value. The Company holds one security designated as a trading security. It is a tax advantaged economic development bond issued by the Company to a local nonprofit organization which provides wellness and health programs. The determination of the fair value for this security is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable and there is little to no market activity in the security, therefore, the security meets the definition of a level 3 security and has been classified as such.
Securities Available for Sale (“AFS”). AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include certain agency mortgage-backed securities and investment grade-rated municipal bonds and corporate bonds. The pricing on Level 2 was primarily sourced from third party pricing services and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. The Company holds one trust preferred security and two limited partnership securities in its AFS portfolio which are classified as Level 3. The security’s fair value is based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool.
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
Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.
The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. As of September 30, 2009, liabilities derived from commitments to originate residential mortgage loans for sale totaled $14 thousand.
The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the Federal National Mortgage Association in secondary markets. These valuations result in a Level 2 classification. As of September 30, 2009, assets derived from commitments to sell residential mortgage loans totaled $62 thousand.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at September 30, 2009.

	Assets		Liabilities
	Trading	Securities
	Account	Available	Derivative
(In thousands)	Security	for Sale	Liabilities

Balance as of December 31, 2008	$18,144	$1,446	$—

Unrealized loss recognized in other non-interest income	(579)	—	—
Unrealized loss included in accumulated other comprehensive loss	—	(385)	—
Purchases, issuances and settlements	—	—	—
Transfers into Level 3	—	—	—

Balance as of March 31, 2009	$17,565	$1,061	$—

Unrealized loss recognized in other non-interest income	(1,318)	—	(343)
Unrealized gain included in accumulated other comprehensive loss	—	282	—
Purchases, issuances and settlements	—	—	—
Transfers into Level 3	—	—	—

Balance as of June 30, 2009	$16,247	$1,343	$(343)

Unrealized gain recognized in other non-interest income	394	—	329
Unrealized gain included in accumulated other comprehensive loss	—	725	—
Purchases, issuances and settlements	—	—	—
Transfers into Level 3	—	—	—

Balance as of September 30, 2009	$16,641	$2,068	$(14)

Unrealized gains (losses) relating to instruments still held at September 30, 2009	$1,641	$(1,898)	$(14)
Non-recurring fair value measurements of financial instruments
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain financial assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.
Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity for the nine month period ended September 30, 2009.
Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of Federal Home Loan Bank of Boston (“FHLBB”) stock having a carrying value of $21.0 million as of September 30, 2009. FHLBB stock is recorded at par and periodically evaluated for impairment. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
In February 2009 the FHLBB announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. In addition, the FHLBB reported a net loss for the year ended December 31, 2008 and for the nine months ended September 30, 2009. These factors were considered by the Company’s management when determining if an other-than-temporary impairment exists with respect to the Company’s investment in FHLBB. The Company also reviewed recent public filings, rating agency’s analysis which showed investment-grade ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of September 30, 2009 and it will continue to be monitored closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.

Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Impaired loans totaling $48.4 million were subject to nonrecurring fair value measurement at September 30, 2009. These loans were primarily commercial loans and these measurements were classified as Level 3. Impaired loans with a cost basis of $14.3 million were determined to require a valuation allowance, which was recorded at $2.6 million at September 30, 2009 based on estimated fair value. This allowance represents a $1.0 million increase and a $1.6 million increase in the provision for impaired loans for the three and nine month periods ended September 30, 2009, respectively.
Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during the nine month period ended September 30, 2009.
Capitalized mortgage loan servicing rights. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. Write-downs on capitalized mortgage loan servicing rights totaled $144 thousand for the nine month period ended September 30, 2009. No write-downs for capitalized mortgage loan servicing rights were recorded for the three month period ended September 30,2009
Non-financial assets and non-financial liabilities
Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Bank. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. OREO properties totaled $130 thousand at September 30, 2009. Write-down on OREO properties totaled $127 thousand for the nine month period ended September 30, 2009. No write-downs on OREO properties were recorded for the three month period ended September 30, 2009.
Intangibles and Goodwill. The Company’s net other intangible balance as of September 30, 2009 totaled $15.2 million. Other intangibles include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions. Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years. The Company considered the impact of recent adverse market events on the values of its other intangible assets and deemed the current amortized carrying value of these to be appropriate. No impairment was recorded on other intangible assets during the nine month period ended September 30, 2009.

The Company’s Goodwill balance as of September 30, 2009 was $161.7 million. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. The Company evaluated all significant events and circumstances at September 30, 2009 and performed an interim goodwill impairment analysis using assumptions evident as of the evaluation date, subject to a similar methodology as that used in the June 30, 2009 impairment test, which involves the evaluation of the Company’s two reporting units and wholly-owned subsidiaries, Berkshire Bank (the “Bank”) and Berkshire Insurance Group (“BIG”).
The Company performed the first step of the goodwill impairment test by subtracting the estimated fair value of BIG from the fair value of the entire Company to arrive at the estimated fair value of the Bank. The resulting fair values of BIG and the Bank were greater than the carrying value of those units as of September 30, 2009. The Company therefore passed the goodwill impairment test and no impairment was recorded. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding goodwill impairment of BIG or the Bank.
Summary of estimated fair values of financial instruments
The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets

Cash and cash equivalents	$26,455	$26,455	$44,798	$44,798
Trading security	16,641	16,641	18,144	18,144
Securities available for sale	328,446	328,446	274,380	274,380
Securities held to maturity	31,535	31,595	25,872	26,729
Restricted equity securities	23,120	23,120	23,120	23,120
Net loans	1,961,887	1,892,163	1,984,244	1,994,103
Loans held for sale	1,500	1,500	1,768	1,768
Capitalized mortgage servicing rights	1,799	1,799	901	901
Accrued interest receivable	8,855	8,855	8,995	8,995
Cash surrender value of life insurance policies	36,569	36,569	35,668	35,668
Derivative assets	4,243	4,243	3,741	3,741

Financial Liabilities

Total deposits	$1,966,818	$1,979,616	$1,829,580	$1,836,921
Short-term debt	10,000	10,000	23,200	23,200
Long-term Federal Home Loan Bank advances	249,559	257,141	318,957	329,356
Long-term debt	—	—	17,000	16,683
Junior subordinated debentures	15,464	8,072	15,464	13,403
Derivative liabilities	18,004	18,004	24,068	24,068
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

Loans, net. The carrying value of the loans in the loan portfolio is based on the cash flows of the loans discounted over their respective loan rates. The rates are adjusted for substandard and special mention loans to factor the impact of declines in the loan’s credit standing. The fair value of the loans is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.
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
Berkshire Hills Bancorp (“the Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It has $2.7 billion in assets and is the parent of Berkshire Bank — America’s Most Exciting BankSM (“the Bank”). The Company provides personal and business banking, insurance, investment, and wealth management services through 46 financial centers in western Massachusetts, northeastern New York, and southern Vermont. Berkshire Bank provides 100% deposit insurance protection, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc., Berkshire Bank and Berkshire Insurance Group. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Our ability to predict results or the actual effects of our plans and strategies is inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and in other reports filed with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND NEW ACCOUNTING PRONOUNCEMENTS
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2008 Form 10-K. Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Accounting policies related to the allowance for loan losses, the valuation of deferred tax assets, the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses, the determination of other-than-temporary impairment of investment securities, and the determination of fair value of financial instruments are considered to be critical. For additional information regarding critical accounting policies, refer to Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2008. Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements of this report for a detailed discussion of new accounting pronouncements. The Company performs an annual impairment test of goodwill. The Company performed an interim impairment test of goodwill in the third quarter of 2009; please see the notes in the accompanying financial statements for additional discussion of this test.

Selected Financial Data
The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
PERFORMANCE RATIOS
Return on average assets	0.29%	0.82%	0.41%	0.90%
Return on average common equity	1.86	6.26	2.64	6.84
Net interest margin, fully taxable equivalent	2.96	3.48	2.99	3.45

ASSET QUALITY RATIOS
Net charge-offs (annualized)/average loans	0.59%	0.19%	0.52%	0.16%
Non-performing assets/total assets	0.85	0.44	0.85	0.44
Loan loss allowance/total loans	1.22	1.15	1.22	1.15

CAPITAL
Common stockholders’ equity to total assets	15.31%	12.97%	15.31%	12.97%

PER COMMON SHARE DATA
Net earnings, diluted	$0.14	$0.51	$0.32	$1.64
Total common book value	29.46	31.71	29.46	31.71
Dividends	0.16	0.16	0.48	0.47
Common stock price:
High	24.61	32.00	31.15	32.00
Low	20.26	20.68	19.00	20.61
Close	21.94	32.00	21.94	32.00

FINANCIAL DATA: (In millions)
Total assets	$2,681	$2,566	$2,681	$2,566
Total loans	1,986	1,992	1,986	1,992
Other earning assets	406	281	406	281
Total intangible assets	177	180	177	180
Deposits	1,967	1,837	1,967	1,837
Borrowings and debentures	275	382	275	382
Stockholders’ equity	410	333	410	333

FOR THE PERIOD: (In thousands)
Net interest income	$17,165	$19,329	$51,600	$56,270
Provision for loan losses	4,300	1,250	9,000	3,180
Non-interest income	7,260	7,235	24,337	25,218
Non-interest expense	18,944	17,737	57,375	54,443
Net income	1,922	5,276	8,136	17,038

(1)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

Average Balances and Average Yields/Rates
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Average	Yield/Rate	Average	Yield/Rate	Average	Yield/Rate	Average	Yield/Rate
(In millions)	Balance	(FTE basis)	Balance	(FTE basis)	Balance	(FTE basis)	Balance	(FTE basis)

Assets
Loans:
Residential mortgages	$622	5.38%	$672	5.65%	$645	5.47%	$665	5.67%
Commercial mortgages	833	5.02	788	6.24	816	5.19	749	6.51
Commercial business loans	178	5.53	192	6.41	175	5.75	197	6.80
Consumer loans	329	4.33	346	5.86	337	4.48	357	6.16

Total loans	1,962	5.06	1,998	5.99	1,973	5.21	1,968	6.19
Securities	384	4.09	272	5.27	355	4.46	273	5.30
Fed funds sold & short-term investments	31	0.24	—		52	0.21	—

Total earning assets	2,377	4.84	2,270	5.89	2,380	4.99	2,241	6.08
Other assets	292		285		295		285

Total assets	$2,669		$2,555		$2,675		$2,526

Liabilities and stockholders’ equity
Deposits:
NOW	$180	0.36%	$193	0.64%	$187	0.40%	$201	0.82%
Money market	511	1.25	447	1.86	486	1.35	469	2.30
Savings	213	0.30	222	0.61	212	0.36	215	0.76
Time	782	3.10	734	3.76	780	3.28	718	4.08

Total interest-bearing deposits	1,686	1.89	1,596	2.41	1,665	2.03	1,603	2.71
Borrowings and debentures	288	4.48	380	4.27	321	4.29	358	4.37

Total interest-bearing liabilities	1,974	2.27	1,976	2.77	1,986	2.39	1,961	3.01
Non-interest-bearing demand deposits	262		233		249		224
Other liabilities	23		11		28		9

Total liabilities	2,259		2,220		2,263		2,194
Total stockholders’ equity	410		335		412		332

Total liabilities and stockholders’ equity	$2,669		$2,555		$2,675		$2,526

Net interest spread		2.57%		3.12%		2.60%		3.07%
Net interest margin		2.96%		3.48%		2.99%		3.45%

Supplementary data
Total deposits (In millions)	$1,947		$1,829		$1,913		$1,827
Fully taxable equivalent income adj. (In thousands)	555		532		1,683		1,556

(1)	The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

SUMMARY
Third quarter 2009 net income was $1.9 million, compared to $5.3 million in the third quarter of 2008. For the first nine months, net income was $8.1 million in 2009 compared to record earnings of $17.0 million in 2008. Major changes in the first nine months of the year included decreases of $4.7 million in net interest income and $2.1 million in fee income, together with increases of $5.8 million in the provision for loan losses and $3.5 million in FDIC insurance expense. Additionally, 2009 results benefited from a lower effective income tax rate. Included in results for the most recent quarter was a charge of $1.9 million resulting from the Company’s decision to accelerate the disposition of a $6.6 million nonperforming loan. Quarterly earnings were also net of a $1.2 million charge to the loan loss provision related to an increase in the loan loss allowance to 1.22% of total loans from 1.16% during the quarter.
Berkshire’s third quarter earnings per common share totaled $0.14 in 2009, compared to $0.51 in 2008. Earnings per share were affected by additional common shares issued in October 2008 and May 2009. Third quarter results per share included after tax impacts of $0.08 from the above-mentioned targeted asset disposition, and $0.05 relating to the increase in the ratio of the loan loss allowance to loans.
The Company’s nine month earnings per common share totaled $0.32 in 2009, compared to $1.64 in 2008. Second quarter 2009 results included charges of $1.3 million representing a special FDIC industry-wide assessment and $3.3 million in non-recurring preferred stock dividends. These dividends consisted mostly of a one-time deemed dividend which was non-cash and had no impact on stockholders’ equity, and which was related to the prepayment of preferred stock held by the U.S. Treasury. For the first nine months of the year, Berkshire reported net income of $0.63 per share before these charges
Results in the most recent quarter included strong growth in targeted loans and deposits and significant linked quarter revenue growth in most business lines. Careful attention to loan and deposit pricing contributed to an increase in the net interest margin, and the Company also benefited from improved market conditions in its wealth management business. Except for two construction loans which became non-performing, the performance of the Company’s other loans remained strong, and total loan charge-offs have remained moderate. Nonetheless, management believes that the accumulating impacts of the recession and unemployment are a growing burden on many of its commercial and non-profit customers. The Company is expanding its portfolio monitoring as updated financial information is obtained from its customers, and management will be assessing risk management strategies actively as it evaluates the economic and financial conditions in the Company’s markets.
Third quarter highlights included:
•	Strong quarterly growth in targeted loans and deposits
•	12% annualized commercial loan growth

•	16% annualized non-maturity deposit growth
•	Significant linked quarter revenue growth
•	11% annualized growth in net interest income compared to linked quarter, with the net interest margin improving to 2.96% from 2.91% and reaching 3.03% in September
•	36% increase in fee income related to deposits, loans, interest rate swaps, and wealth management compared to linked quarter
•	Continuing solid loan performance
•	0.60% nonperforming assets/assets excluding the above mentioned loan targeted for liquidation; 0.85% including this loan

•	0.42% accruing delinquent loans/loans

•	0.59% annualized net charge-offs to average loans in third quarter; 0.52% for the year-to-date

•	1.22% allowance/loans, increased from 1.16% during the quarter
In October, Berkshire opened its new Pioneer Valley regional headquarters in Springfield. This well located facility will provide a convenient base for Berkshire’s growing team to service this market, along with other business opportunities in Massachusetts and Connecticut. The Company plans to open its new branch in the Springfield headquarters in November, and this will be a model of improvements that Berkshire is designing into its retail service delivery as America’s Most Exciting BankSM.

The Company also announced plans to file a $150 million universal shelf registration with the SEC during the fourth quarter. This replaces the prior $125 million shelf registration which expired in September and which was used for common and preferred stock issuances over the last twelve months. The Company has no current plans to issue securities under this registration, but it will be available to facilitate capital offerings over the next three years as Berkshire continues to pursue attractive growth opportunities through de novo and acquisition initiatives as it increases the breadth and depth of its footprint in the attractive New England and northeastern New York financial services markets.
In October, the Board of Directors maintained the cash dividend on Berkshire’s common stock, declaring a dividend of $0.16 per share to stockholders of record at the close of business on November 12, 2009 and payable on November 25, 2009.
On October 28, 2009, the Company was named the #1 lender to women in the Commonwealth of Massachusetts by the Small Business Association (SBA) of Massachusetts. Berkshire was recognized by the SBA for awarding 53 percent of its SBA program loans to women-owned enterprises.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
Balance Sheet Summary. Total assets have remained steady at $2.7 billion during 2009. A $58 million increase in securities since year-end has been funded through the utilization of short-term investments and cash flow from the planned run-off of indirect auto loans. A $137 million increase in deposits was used to reduce borrowings and short term liabilities. The Company’s improved liquidity is reflected in the decrease in the ratio of loans to deposits, which was 101% at quarter-end, compared to 110% at the start of the year. A second quarter common stock issuance raised $32 million which was the primary source of funds to repay $40 million of U.S. Treasury preferred stock. The Company’s stronger capitalization is reflected in the increase in the ratio of common stockholders’ equity to total assets, which increased to 15.3% at quarter-end from 13.9% at the start of the year. The Company currently has no funded participation in any federal stimulus programs; it continues to voluntarily purchase unlimited FDIC transaction account deposit insurance.
Securities. Total securities increased by $30 million in the third quarter and by $58 million for the first nine months of 2009. Berkshire has purchased high grade short duration corporate and mortgage-backed debt securities with the expectation that funds will gradually be re-invested in loan growth. At September 30, 2009, the Company had a $5.6 million net unrealized gain on available for sale securities. This was an improvement from a $2.9 million net unrealized loss at the start of the year, reflecting a return to more normalized conditions in the financial markets after market tumult in the fourth quarter of 2008 and the first quarter of 2009. The yield on the securities portfolio decreased to 4.1% in the most recent quarter from 5.1% in the last quarter of 2008, primarily due to the purchases of low duration securities and run-off of higher yielding mortgage-backed securities in the current low rate environment. Additionally, the securities yield was reduced by the elimination of the dividend from the Federal Home Loan Bank of Boston in 2009; this dividend totaled $0.2 million and $0.7 million for the third quarter and first nine months of 2008, respectively.

At September 30, 2009, all securities were debt securities except for $25 million in equity securities consisting primarily of $21 million in stock of the Federal Home Loan Bank of Boston (FHLBB). All debt securities paid in accordance with their terms in the first nine months of 2009. At period-end, all debt securities were rated investment grade by at least one rating agency, except for a $2 million municipal obligation, $32 million in unrated local economic development bonds, and a pooled trust preferred security. Included in the development bonds is one bond totaling $1.6 million which is performing but rated substandard by the Company. The Company owns one pooled trust preferred security with a cost of $2.6 million and a fair market value of $1.0 million. During the first quarter of 2009, the credit rating on this security was downgraded to Caa from Aa. This security is expected to continue to perform in accordance with its terms and the impairment was not viewed as other than temporary by the Company.
The FHLBB terminated its dividend to shareholders following its report of a loss in 2008. The FHLBB reported a loss of $105 million for the third quarter of 2009, with a nine month 2009 loss of $193 million. At September 30, 2009, the FHLBB reported net capital of $2.6 billion, with regulatory capital representing 6.4% of total assets. Berkshire Bank is a member of the FHLBB and is required to maintain an investment in its capital stock. There is no ready market for this stock and it is carried at cost. The stock is redeemable at par by the FHLBB, depending on its redemption practices. The FHLBB placed a moratorium on excess stock repurchases in December 2008. The FHLBB expects to continue its operations and the Company expects to be able to recover its investment in FHLBB stock at par in the future.
Based on its periodic reviews, Berkshire has not recorded any other-than-temporary impairment of securities in 2008 or 2009. The securities note to the accompanying financial statements provides additional information regarding the Company’s analysis of securities impairment.
Loans. Loans totaled $2.0 billion at the most recent quarter-end, increasing by $17 million in the third quarter and decreasing by $21 million for the year-to-date. Auto loans decreased by $46 million for the year-to-date due to the planned run-off of the Company’s indirect auto portfolio. Loan growth has been concentrated mainly in commercial loans, where loan growth totaled $30 million in the third quarter (12% annualized) and $52 million for the year-to-date (7% annualized). Most of this growth has been in commercial mortgages; the origination pace has picked up since the markets began to recover in the second quarter from the previous steep drop-off in activity. New York commercial originations have also benefited from the new commercial leadership which was recruited in the second quarter. Major new commercial loan originations in the third quarter included a $15 million participation in a refinancing of a recently constructed apartment building in eastern Massachusetts, a $10 million purchase financing for a recreational property in the Berkshires, and a $10 million participation in an asset based lending facility to a retail goods wholesaler in New York. During 2009, approximately $19 million in balances were reclassified from commercial business to commercial real estate to conform to changed regulatory reporting requirements. At September 30, 2009, the $1.0 billion commercial loan portfolio was diversified among the following components: residential construction — 7%; other construction — 5%; apartments and dwellings — 8%; lodging — 13%; commercial real estate rental — 23%; other commercial real estate — 27%; and commercial business — 17%.
Commercial loan growth offset a decline in residential mortgages, which had decreased by $49 million during the first six months due to the high volume of loan refinancing into low, fixed-rate loans which were sold to government agencies. The Company held more mortgages in portfolio in the third quarter and promoted jumbo mortgage originations; as a result the portfolio only declined by $2 million during the quarter. Home equity and other consumer loan outstandings increased at a 15% annualized rate during the first nine months primarily due to home equity promotions in the first half of the year which focused on pricing promotions targeted towards relationship accounts. The yield on total loans decreased to 5.1% in the third quarter of 2009, compared to 5.8% in the fourth quarter of 2008. This decrease reflects the impact of portfolio repricing in the current low rate environment, along with the runoff of higher yielding indirect auto loans. Berkshire is emphasizing adjustable rate loan originations in the current low rate environment, and promotes interest rate swaps for qualifying larger commercial loans. The Company is promoting interest rate floors on portions of its commercial loan and home equity loan originations.

Nonperforming assets measured 0.85% of total assets at September 30, 2009. Excluding the $6.6 million balance of the nonperforming loan which is expected to be liquidated, this ratio stood at 0.60%. This is an increase from 0.42% at mid-year and 0.48% at the prior year-end. This increase is due to two condominium construction loans that became nonperforming in the most recent quarter. One of these loans is targeted for liquidation, based on a purchase offer received by the Company. The other loan is carried at $5.1 million, and unit sales in this project have resumed following a homeowner dispute which was resolved in September. Accruing delinquent loans decreased to 0.42% of total loans at quarter-end, compared to 0.66% at the prior quarter-end, due primarily to the resolution of two commercial loans which became current during the quarter. Annualized net loan charge-offs measured 0.59% in the third quarter and 0.52% for the year-to-date. Net loan charge-offs of $2.9 million in the most recent quarter included $2.3 million related to the above two construction loans. For the year-to-date, net loan charge-offs increased to $7.6 million in 2009 from $2.4 million in the same period of 2008. This increase was primarily due to higher commercial loan charge-offs, which averaged 0.75% of average commercial loans for the year-to-date in 2009, on an annualized basis. These losses have primarily been related to three condominium construction loans which were reduced through write-downs and reserves by 21%. Losses on residential mortgages and home equity loans have been negligible in 2009. Consumer loan losses have been primarily related to indirect automobile loans, which are in run-off. Consumer loan losses reached a high of $0.8 million in the first quarter of 2009 and have declined subsequently to $0.5 million in the most recent quarter. Accruing troubled debt restructurings increased to $24 million from $17 million during the third quarter. The increase was primarily related to a $7 million lodging relationship. The balance at the beginning of the quarter was primarily related to two non-profit relationships which continue to perform in accordance with modified terms.
Potential problem loans are loans which are currently performing, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such in the future as problem loans. Potential problem loans are typically commercial loans that are performing but are classified by the Company’s loan rating system as “substandard.” The Company had $122 million in potential problem loans at September 30, 2009, which was down slightly from $125 million at mid-year and compared to $73 million at the start of the year. At September 30, 2009, potential problem loans over $1 million totaled $106 million, including $19 million construction related; $27 million lodging related, $25 million nonprofit related; $22 million related to commercial real estate rental or recreational; and $13 million other commercial. At September 30, 2009, the largest potential problem loans involved entities which had not achieved projected revenues subsequent to expansion. The largest credits included a $13 million commercial mortgage relationship with a New York non-profit community organization and three Massachusetts lodging relationships totaling $23 million.
The Company actively identifies and monitors potential problem loans in order to minimize the related risk, and the loan workout staff has been increased in conjunction with this effort. The Company generally has the guarantees of principals on its commercial loans. It often obtains collateral or additional sources of support, or obtains loan pay-downs, through its process of identifying and managing these assets. Despite the generally favorable continuing performance of the loan portfolio and the decrease in potential problem loans during the third quarter, management believes that portfolio risk may be increasing due to the accumulating impacts of the recession, and this will be monitored as updated information is received from borrowers. Management cannot predict the extent to which future economic and financial conditions may contribute to changes in the level of problem loans, potential problem loans, and loan charge-offs. The level of charge-offs may increase if local economic conditions remain soft and if real estate values and secondary market loan values remain at cyclical lows.
During 2009, commercial construction loans demonstrated higher risk of charge-offs, with year-to-date net charge-offs measuring approximately 3.34% annualized compared to average balances. These loans totaled $128 million at September 30, 2009. Charge-offs have been concentrated in condominium construction loans, which primarily are composed of loans in Massachusetts. The book balance of condominium construction loans totaled $29 million at quarter-end. Excluding the $12 million balance of the two loans which became nonaccruing and which were written down in the third quarter, the remaining balance of accruing condominium construction loans was $17 million at quarter-end. These accruing loans generally were being supported with interest payments from guarantors and were not considered impaired. Of this $17 million, a total of $8 million was rated as performing substandard.
Loan Loss Allowance. The loan loss allowance was 1.22% of total loans at quarter-end, increasing from 1.16% at the start of the quarter. The allowance provided 152% coverage of nonperforming loans at quarter-end, excluding the construction loan targeted for liquidation. The allowance provided 2.4x coverage of annualized year-to-date charge-offs. The allowance increased to $24.3 million at quarter-end, compared to $22.9 million at the prior year-end. This increase primarily reflected an increase in impaired loan reserves. Impaired loans totaled $48 million at quarter-end, compared to $29 million at the prior year-end. The increase was primarily related to loans identified as nonaccruing or performing troubled debt restructurings. At quarter-end, impaired loans totaling $14.3 million were identified as requiring specific reserves, which totaled $2.6 million. These totals were increased from $7.1 million and $1.0 million, respectively, at the prior year-end. The $14.3 million balance included the $5.1 million condominium construction loan which became nonaccruing in the third quarter, for which the company recorded a write-down of $0.4 million and a reserve of $0.4 million. It also included a $2.1 million subdivision construction loan which became nonaccruing in the third quarter, for which the Company recorded a reserve of $0.2 million. All other loans with impairment reserves had loan balances below $1.0 million at quarter-end. The Company evaluates its pool loan reserves each quarter. The total allocated pool reserves declined slightly to $20.8 million at quarter-end, compared to $20.9 million at the prior year-end. This primarily reflected the decline in total loans, partially offset by a change in mix towards commercial loans, which carry higher reserve percentages. Additionally, the pool reserve rate for construction loans was increased to 1.80% from 1.60%. Management continues to evaluate the risk indicators in its environment to assess whether there may be factors which are probable and quantifiable that would potentially affect the loan loss allowance assessment.

Other Assets. There were no significant changes in all other assets in the first nine months of 2009. Cash surrender value of life insurance policies consists primarily of amounts due from AAA and AA rated entities. Berkshire conducted an analysis of goodwill at September 30, 2009 to determine if there was any impairment. This analysis was conducted due to the decline in the Company’s earnings and the decline in its stock price, which has been trading below book value for the last three quarters. After reviewing the estimated fair market value of the Company’s reporting units, the Company determined that the fair market values exceeded book value at September 30, 2009, and therefore there was no impairment at that date. Please see the notes to the accompanying financial statements for further discussion of this impairment analysis. This estimation process is a significant accounting estimate for the Company, and the risk of impairment is further discussed in Item 1A in the Company’s 2008 Form 10-K. It is possible that future impairment testing could result in an impairment of the value of goodwill or other intangible assets, or both. If the Company determines that impairment exists at a given point in time, the Company’s earnings and the book value of the related intangible asset(s) will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on goodwill and other intangible assets have no impact on the Company’s tangible book value or regulatory capital levels. These are non-GAAP financial measures. They are not a substitute for GAAP measures and should only be considered in conjunction with the Company’s GAAP financial information.
Deposits. Total deposits were $2.0 billion at September 30, 2009, increasing by $15 million (at a 3% annualized rate) in the most recent quarter and by $137 million (at a 10% annualized rate) for the year-to-date. For the year-to-date, growth was concentrated in non-maturity deposits, which grew at a 14% annualized rate for the year-to-date, including the benefit of 18% annualized demand deposit growth. Non-maturity deposit growth was concentrated in commercial accounts, which increased by $79 million at a 30% annualized rate for the year-to-date. Personal non-maturity accounts increased by $34 million at a 6% annualized rate. Growth was higher in the first half of the year, primarily due to promotions in the Company’s New York region, and despite the impact of run-off from some higher rate municipal accounts over this time. The Company repriced maturing time deposits in the third quarter reflecting current market conditions, and this contributed to the $32 million decrease in these balances. The cost of deposits decreased from 1.99% in the fourth quarter of 2008 to 1.64% in the most recent quarter. By emphasizing lower cost non-maturity deposits and lowering time deposit costs, Berkshire has reduced the cost of its deposits in order to offset the impact of lower asset yields in the current low interest rate environment.
During the second quarter, Congress extended the $250 thousand insurance limit on insured deposit accounts (temporarily increased from $100 thousand) from December 31, 2009 to December 31, 2013. As a result of its membership in the Massachusetts Depositors Insurance Fund (DIF), the full amount of all of Berkshire’s deposits is insured through the combination of FDIC and DIF insurance. In addition to the required FDIC insurance, Berkshire Bank also opted-in to the FDIC’s temporary unlimited insurance on transaction accounts, and has elected to maintain its participation in this program until its current expiry on June 30, 2010. The Company also opted-in to the FDIC Temporary Liquidity Guarantee Program, but no guaranteed debt was issued by the Company under this program. Due to a rising rate of bank failures, the FDIC has raised its regular insurance premium rates to banks, and additionally levied a special assessment in the second quarter which resulted in a $1.3 million charge to the Company. FDIC insurance expense measured 0.14% annualized based on average deposits in the most recent quarter. At quarter-end, the FDIC announced that insured depository institutions will be required to prepay estimated insurance premiums through 2012, with the prepayment to be made in the fourth quarter of 2009. The Company estimates that the amount of its prepayment will be approximately $11 million. The Company also estimates that the premium cost will increase to about 0.16% of average deposits beginning in 2011. Due to the uncertainties regarding the FDIC’s future insured losses and its funding requirements, there may be additional future changes in FDIC insurance premiums and payment requirements.
Borrowings and Other Liabilities. During the first nine months of the year, proceeds from deposit growth were primarily used to reduce borrowings, which declined by $100 million during this time. There were $10 million in overnight FHLBB advances outstanding at quarter-end. The cost of borrowings decreased from 4.21% in the fourth quarter of 2008 to 4.10% in the first quarter of 2009 due to the payoff of higher rate term FHLBB advances. This cost increased to 4.48% in the most recent quarter primarily due to the prepayment of low rate FHLBB advances and bank borrowings during the year. Deposit growth also funded a reduction in other liabilities for the year-to-date, which was primarily related to the payment of a $20 million securities settlement due to broker that was outstanding at year-end.

Stockholders’ Equity. Total stockholders’ equity was $410 million at September 30, 2009, increasing from $408 million at the start of the year. Berkshire’s equity benefited by $8 million due to an increase in the market values for the Company’s securities and derivatives contracts. During the second quarter, Berkshire raised $32 million in net proceeds from a public common stock offering and repaid $40 million in preferred stock previously issued to the U.S. Treasury. The ratio of tangible common equity to assets improved to a strong 9.3% at September 30, 2009, while the ratio of total equity to assets measured 15.3%. Tangible book value per common share improved to $16.76 from $15.73 at the start of the year. Quarter-end total book value per share measured $29.46, compared to $30.33 at the start of the year. Berkshire declared cash dividends of $0.48 per share to common stockholders in the first nine months of 2009. This dividend equated to an annual yield of 2.79% compared to the $22.91 average closing price of the stock during this period.
In the May 2009 $32 million common stock offering, Berkshire issued 1.61 million shares (including the underwriter’s overallotment option), at a price of $21.50 per share. In the same month, Berkshire repaid the full $40 million balance of preferred stock owned by the U.S. Treasury. Due to this repayment, Berkshire recorded a $3 million deemed dividend which was charged against income available to common stockholders in the second quarter. This one-time deemed dividend had no impact on cash or on stockholders’ equity. In June 2009, Berkshire repurchased the warrant for common shares which had been issued to the U.S. Treasury. This $1 million repurchase was a cash transaction that reduced stockholders’ equity but was not a charge against income available to common stockholders. During the six month period in which the Company was involved with the Treasury Capital Purchase Program, it paid a cash dividend at a 5% annual rate on the outstanding preferred stock and paid the $1 million warrant repurchase price. Accordingly, the total cash cost paid by the Company while it utilized this financing was equivalent to approximately a 10% after-tax annualized rate on the funds utilized by the Company. This cost represented income to the U.S. Treasury for Berkshire’s involvement in the program. Berkshire fully complied with all terms of the Capital Purchase Program during its participation. Repayment of the preferred stock was approved by the Company’s banking regulators. As of mid-year 2009, Berkshire was no longer subject to any of the terms of the U.S. Treasury Capital Purchase Program.
At quarter-end, Berkshire Bank’s regulatory capital ratios exceeded the requirements to be considered “well capitalized”, with the risk based capital ratio measuring 12.3%. The Bank is regulated by the FDIC and the holding company is regulated by the Office of Thrift Supervision (OTS), which does not establish required holding company capital ratios similar to those of the other bank regulatory agencies. There are currently proposals in Congress to consolidate federal bank supervision, including the merger of the OTS into another regulatory agency. The future of these proposals and their impact on the Company are uncertain, but the Company has no present expectation that there would be a material impact on the Company’s operations if there is such a regulatory restructuring.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Summary. Third quarter 2009 net income was $1.9 million, compared to $5.3 million in the third quarter of 2008. For the first nine months of 2009, net income was $8.1 million, compared to $17.0 million in the same period of 2008. The decrease in income in 2009 was primarily related to lower net interest income, lower fee income, higher FDIC insurance premiums, and an increase in the loan loss provision. The Company has maintained an asset sensitive net interest income profile, as management has chosen to sacrifice current yield to protect earnings in the event of future rate increases. Additionally, the Company has accepted the impact of actions to improve liquidity and capitalization during the current distressed economic environment, despite the negative impact of these actions on short-term earnings and stockholder return. Earnings initiatives undertaken by the Company in 2009 include:
•	Improving net interest income in the third quarter through commercial loan growth and focused deposit and loan pricing

•	Recruited prominent commercial team in New York in the second quarter; other hires and acquisitions under consideration

•	$1 million commercial loan interest rate swap fee income for year-to-date

•	Lean Sigma projects for insurance delivery, integration and efficiency

•	Expense growth target under 2% before FDIC premiums

•	No management incentive compensation expense accrued

Third quarter net income per common share was $0.14 in 2009, compared to $0.51 in 2008. This change included the impact of additional common shares issued over the last twelve months. Due to the low interest rate environment, over the short term this additional capital has had little accretive benefit to income, but the additional shares have reduced third quarter per share income by approximately $0.04 from year to year.
For the first nine months of the year, net income per common share was $0.32 in 2009 compared to $1.64 in 2008. Net income available to common stockholders was reduced by preferred stock dividends, consisting primarily of the $3.0 million one-time deemed dividend which was non-cash and which did not affect stockholders’ equity. Before the deemed dividend, which had no impact on the Company’s financial condition, earnings per share were $0.54 for the first nine months of 2009.
For the first nine months of the year, Berkshire’s return on average assets was 0.41% in 2009, compared to 0.90% in 2008. The decrease was primarily related to the factors contributing to the decline in net income discussed about. Berkshire’s nine month return on average common equity was 2.6% in 2009, compared to 6.8% in 2008, reflecting both the decrease in return on assets and the higher average equity resulting from the common stock offerings. Berkshire plans to invest this equity primarily in growth and acquisitions over the long term, which is expected to benefit these measures.
Net Interest Income. Net interest income decreased by $2.2 million (11%) and $4.7 million (8%) for the third quarter and first nine months of 2009 compared to 2008. This change was due to a decrease in the net interest margin, which declined to 2.96% and 2.99% compared to 3.48% and 3.45% for these periods, respectively. Average earning assets increased year-to-year in both periods, by 5% and 6%, respectively, due primarily to higher balances of securities and short term investments. Because these assets generally have lower yields than loans, the shift in mix towards these assets contributed to the reduction in the net interest margin. Additionally, the Company has maintained a positive income sensitivity to interest rates in anticipation of higher future interest rates. Following the financial market turmoil in the fall of 2008, extraordinary federal market interventions caused short term interest rates to decline to nearly zero, and this contributed to the decline in the Company’s net interest margin due to its rate sensitivity position. This decrease was exacerbated by unusual run-off of higher rate assets and by market floors on deposit pricing. The net interest margin was also reduced by the cessation of dividends paid by the Federal Home Loan Bank of Boston in 2009; these dividends totaled $0.7 million in the first nine months of 2008.
The net interest margin had increased sequentially in the first three quarters of 2008, peaking at 3.48% in the third quarter, and declined subsequently to 2.91% at mid-year 2009. As anticipated, the margin improved to 2.96% in the most recent quarter. The margin benefited from growth in loans and investments near the end of the second quarter and continuing into the most recent quarter. Berkshire reinvested short-term investments into higher yielding investment securities, and commercial loan growth improved to double digit annualized levels, which is expected to continue for the remainder of the year. The Company also benefited from the repricing of $215 million in time deposits maturing in the third quarter. The Company is also closely managing deposit and loan pricing spreads, with a goal of maintaining gradual improvement in the net interest margin in future quarters, as well as offsetting the negative impact of higher levels of nonaccruing and restructured loans.
The Company expects that interest rates will increase over the medium term due to the impact of federal budget deficits and expansionary monetary policy. The Company’s models estimate that net interest income would increase by approximately 5% from current levels in the second year of a ramped 200 basis point increase in interest rates. Additionally, the Company would be able to consider lengthening asset durations in a higher rate environment, which would potentially improve the net interest spread assuming that the yield curve keeps its positive slope.
Non-Interest Income. Fee income decreased by $0.1 million (1%) and $2.1 million (9%) in the third quarter and first nine months of 2009 compared to 2008. Fee income has generally been under pressure due to the impact of the recession and poorer pricing conditions in the investment markets and insurance markets. The only fee income activity with a significant increase has been commercial loan interest rate swap fees, which increased by $0.3 million and $0.7 million for the above periods, respectively. The fee income variance improved in the third quarter due to volume growth and improved pricing conditions, particularly conditions in the investment market which relate to wealth management fees.

Deposit fee income increased by $0.1 million or 1% for the year-to-date in 2009. While the Company processed higher mortgage loan refinancing volume in 2009, the increased peak costs of handling the surge in unit volume generally offset the benefit of the higher volume to residential mortgage income. Mortgage servicing fee income decreased by $0.4 million for the year-to-date due to amortization and impairment charges for mortgage servicing rights as a result of the high refinancing volumes. The increase in commercial interest rate swap fees reflected increased marketing of these instruments and improved competitive and interest rate conditions in this market. Wealth management fee income decreased primarily due to the lower stock market prices on which some of this income is based. The rebound in the stock market in the most recent quarter contributed to the small year-to-year third quarter increase in these fees. Annualized wealth management new business volume measured 14% for the year-to-date, reflecting ongoing new business in this segment. Insurance revenues were down 11% for both the third quarter and the year-to-date, due to lower contingency income and ongoing tighter pricing conditions in the consumer and commercial markets. Retail income has also been affected by more competitive conditions in Massachusetts, and commercial income has been affected by reductions in commercial insurance in force due to the impact of downsizings on local businesses. Insurance fee income is seasonal, with most contingency income received in the first half of the year. For the year-to-date, insurance contingency income decreased by $0.8 million (19%) and insurance commissions decreased by $0.5 million (7%). The Company is pursuing fee income initiatives in all of its business lines through product development and cross sale programs. Fee income measured 29% of total revenue for the year-to-date in 2009, compared to 30% in 2008.
Non-recurring income totaled $1.2 million in 2009, primarily due to second quarter credits of $1.0 million in fees related to the June termination of the merger agreement with CNB Financial Corp. and $0.2 million primarily related to the sale of excess land. In the first quarter of 2009, the Company had two mostly offsetting nonrecurring income items. The company recorded a $0.7 million gain on a swap termination and a $0.8 million net loss on the prepayment of borrowings. Due to high first quarter deposit growth and market conditions, the Company elected to prepay some higher rate borrowings and to terminate an interest rate swap as part of its interest rate risk management.
Loan Loss Provision. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The loan loss provision totaled $4.3 million and $9.0 million in the third quarter and first nine months of 2009, compared to $1.3 million and $3.2 million in the same periods of 2008. Net loan charge-offs totaled $2.9 million and $7.6 million in the third quarter and first nine months of 2009, compared to $0.9 million and $2.4 million in the same periods of 2008. The increase in net charge-offs was anticipated due to the downturn in the economy, including the impact of lower collateral values. The increase was concentrated in commercial loans, and indirect auto loans which are in run-off. The loan loss provision exceeded net loan charge-offs in 2009, resulting in an increase in the allowance for loan losses to 1.22% of total loans from 1.14% at the start of the year. Net loan charge-offs measured 0.52% of average loans for the year-to-date in 2009, increasing from 0.16% in the first nine months of 2008. Commercial loan losses annualized measured 0.75% of average loans for the current year-to-date, including 0.25% related to decisions to accelerate the disposition of problem loans.
Non-Interest Expense and Income Tax Expense. Total non-interest expense increased by $1.2 million (7%) and $2.9 million (5%) year-to-year for the third quarter and first nine months. This increase resulted primarily from FDIC insurance expense increases of $0.6 million and $3.5 million, respectively. Second quarter FDIC expense included a $1.3 million special industry assessment ($0.06 per share after tax). The FDIC has both increased its premium rates and levied the second quarter special assessment. The risk of FDIC expense increases is further discussed in Item 1A of the Company’s 2008 Form 10-K and Part II, Item 1A of this report on Form 10-Q. Bank failures are widely anticipated to increase, and the FDIC’s reserve levels are currently below targeted levels. During the second quarter, Congress extended the $250 thousand limit on insured accounts and increased the FDIC borrowing limit from the U.S. Treasury, providing the FDIC with additional liquidity to manage bank failures and to pay claims on guaranteed bank debt. The FDIC has also announced that insurance premiums must be prepaid for three years in the fourth quarter of 2009; this change is further discussed in the Deposits section of Management’s Discussion of Changes in Financial Condition.

Excluding FDIC insurance expense, all other non-interest expense increased year-to-year by $0.7 million (4%) in the third quarter and decreased $0.6 million (1%) in the first nine months. Year-to-date salaries and benefits expense decreased by $1.3 million in 2009 compared to 2008 due to higher levels of direct mortgage origination costs which were recorded as an offset to mortgage fee income as a result of the peak staffing management in processing the refinancing surge in the first half of the year. As the refinancing pipeline declined in the most recent quarter, management adjusted this deferral to a lower, more conservative level. This contributed to an increase in compensation expense compared to the linked quarter, along with the impact of the expanded New York commercial team. The Company has maintained its benefits program and has not implemented programmatic workforce reductions or furloughs; the Company is making efforts to maintain stable employment programs for the benefit of employees and to support its service to its communities and its plans for potential future growth opportunities. At quarter-end, the Company had 620 full-time equivalent employees compared to 610 at the start of the year. Year-to-date regular salaries and wages expense increased by $1.2 million (6%) over the prior year. This was offset by a $1.2 million reduction in accrued incentive based compensation, including the elimination of any accrued expense for management incentives in the current year.
Excluding FDIC and compensation expense, all other year-to-date non-interest expense increased by $0.7 million (3%) in 2009 compared to 2008 due to higher professional fees and loan administrative costs in the third quarter related primarily to heightened risk management programs. Through mid-year, decreased intangible amortization was offset by higher legal and professional fees. Nonrecurring expense in 2009 included $0.2 million related to the costs associated with the terminated CNB merger and $0.4 million in other charges related to the restructuring of the Integrated Services division which was created at the beginning of the second quarter, together with a legal settlement related charge. Second quarter 2008 expense included $0.7 million in nonrecurring expense related to severance and charge-offs of certain deferred loan costs and late fees receivable.
The effective income tax rate decreased to 15% for the year-to-date in 2009 compared to 29% in 2008. This reduction was due to the 60% reduction in pre-tax income and the higher proportional benefit from tax advantaged revenues, including municipal bond interest. The Company had accrued income tax expense at a 26% effective tax rate through mid-year, in anticipation of higher full-year income. As a result of the reduction in the nine month effective tax rate, the Company posted a $0.7 million income tax benefit in the third quarter of 2009, compared to a $2.3 million expense in the same period of 2008.
Results of Segment Operations. The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in the notes to the financial statements. One of the Company’s strategies is to emphasize fee income growth to diversify revenues, and reduce reliance on net interest income where margins are under pressure. The insurance segment is an important element of this strategy. It reflects the operations of Berkshire Insurance Group which is a full service insurance agency with ten offices in western Massachusetts. During the third quarter and first nine months of 2009, year-to-year income declined in both the banking and insurance segments due to the factors previously discussed. For the Bank, these included lower revenues, and the higher loan loss provision and FDIC insurance expense. For the insurance group, the decline in both contingency and commission revenue was the primary reason for the decrease in earnings. These declines primarily reflected softer pricing conditions in the industry, including the impact of competitive auto insurance changes implemented in the Massachusetts marketplace in 2008. At the start of the second quarter of 2009, the Company created an Integrated Services division and named an executive to run these combined wealth management and insurance operations. The Company’s wealth management operations continue to be conducted within the Bank and insurance operations continue to be conducted in Berkshire Insurance Group which is an affiliate of the Bank. Accordingly, there has been no change in the Company’s segment accounting designations. The creation of the Integrated Services division was primarily intended to integrate the sales and service of these business lines with the Company’s other banking related service lines, to accelerate the integration and efficiencies within the insurance group, and to provide additional focus on acquisition strategies for the wealth management and insurance units. These units continue to operate substantially independent from each other in their day to day activities.
Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes net income and changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and interest rate swaps designated as cash flow hedges. The year-to-date change in accumulated other comprehensive income was an increase of $8.2 million in 2009, compared to a decrease of $5.5 million in the first nine months of 2008. The increase in 2009 primarily reflected improved conditions in the financial markets following the near-crisis conditions that prevailed near the end of 2008. The movement in the markets towards normalization resulted in improved market values both for the Company’s interest rate swaps and for its securities portfolio. Including net income and the change in accumulated other comprehensive income, the Company recorded total comprehensive income of $16.3 million in the first nine months of 2009, which was an increase compared to $11.5 million in the first nine months of 2008.

LIQUIDITY, CAPITAL RESOURCES, AND OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Liquidity and Cash Flows. The Company’s primary sources of funds were deposit growth and loan amortization and prepayments in the first nine months of 2009. The primary funds uses were reductions of borrowings and other liabilities, increases in investment securities, and originations of loans. The Company raised $32 million from a common stock offering and used $40 million to retire preferred stock. Modest net deposit growth is expected to be the primary source of funds during the remainder of the year, and modest net loan and securities growth are expected to be primary uses of funds. Borrowings from the Federal Home Loan Bank are a significant additional source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. The Company expects to use interest rate swaps in managing its funding sources and uses. Berkshire Hills Bancorp had a cash balance of $16 million on deposit at Berkshire Bank at September 30, 2009 which is available to fund dividends, debt service, and operating expenses of the Company, together with potential cash consideration in case of acquisition opportunities. The Bank declared and paid a $2 million dividend to its parent in the third quarter, and this was followed by an additional dividend of $10 million in October, bringing the Bancorp’s cash balance to $26 million. The Bancorp has a $15 million unused line of credit maturing in the fourth quarter and is evaluating future alternatives for bank credit. Berkshire Insurance Group generates net cash flow which is available for its own working capital and investment needs, as well as for dividends to supplement the Company’s liquidity. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2008 Form 10-K in Item 7.
Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity, including the common stock and preferred stock related transactions conducted in the second quarter of 2009. At September 30, 2009, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2008 Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2008 Form 10-K. For the first nine months of 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial statements. Information relating to payments due under contractual obligations is presented in the 2008 Form 10-K. There were no material changes in the Company’s payments due under contractual obligations during the first nine months of 2009, except for derivatives transactions. The total amount of interest rate swaps on loans with commercial loan customers increased from $39 million to $87 million, with a matching increase in reverse interest rate swaps on these same loans. Please see the related note in the accompanying financial statements for additional information related to interest rate swaps. As previously noted, in the second quarter of 2009, the Company entered into a merger agreement that was terminated prior to the end of the quarter, and there is no continuing obligation related to this agreement. Also, as previously noted, the Company ended its participation in the U.S. Treasury Capital Purchase Program in the second quarter of 2009, and therefore ended any potential future exposure to obligations that might be created by Congress or the U.S. Treasury for institutions that continue to participate in this program.

Fair Value Measurements. The company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. Recurring fair values of financial instruments primarily relate to securities and derivative instruments. A valuation hierarchy is utilized based on generally accepted accounting principles. Measurements based on Level 3 inputs rely the most on subjective management judgments. Level 3 recurring measurements relate primarily to the $17 million local economic revenue bond issued to a Berkshire County non-profit, which is classified as a trading security. Additionally, a pooled trust preferred security and two limited partnership securities are valued on this basis. Non-recurring fair values of financial instruments relate primarily to impairment analysis of economic development bonds recorded as held-to-maturity, restricted equity securities, and loans. The only assets deemed impaired were $48 million in loans, which were evaluated based on Level 3 inputs, which gave rise to a $2.6 million impairment reserve at September 30, 2009. Fair value measurements of non-financial assets and liabilities primarily relate to impairment analyses of intangibles and goodwill. The Company performed an impairment analysis of its goodwill in the most recent quarter, and determined that there was no impairment as of September 30, 2009. The Company also provides a summary of estimated fair values of financial instruments at each quarter-end. The only category of financial assets with a significant difference between carrying value and fair value is the loan category. The fair value of loans is estimated to be at a $70 million (4%) discount to carrying value as of September 30, 2009. This is a change from a slight premium at the beginning of the year, and primarily reflects an increase in the amount of substandard and special mention loans, along with a decrease in the estimated fair values of these assets. For financial liabilities, the total fair value of deposits and borrowings is estimated to be $20 million (1%) higher than carrying value because of fixed rate obligations which are above current market rates. The fair value of the Company’s $15 million debenture has declined considerably to a $7 million discount (48%) in 2009 due to the poor market conditions for privately issued unrated trust preferred securities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the way that the Company measures market risk or in the Company’s market risk position during the first nine months of 2009. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2008.
As discussed in Item 2, a significant contributor to lower earnings in the first nine months of 2009 has been Berkshire’s targeted position to maintain a moderately asset sensitive interest rate profile. Federal interventions to avoid a financial crisis unexpectedly drove short-term interest rates to near zero in the fourth quarter of 2008 and in 2009. Berkshire maintains a discipline to avoid undue risks to the market value of equity which would result from taking on excessive fixed rate assets in the current environment. As of September 30, 2009, the Company’s model indicated that at current rates and volumes, net interest income would decrease by a total of about 5% at the end of a two year period, compared to current levels, and assuming no growth or change in mix. If rates were to gradually rise 100 basis points in this no growth scenario, then net interest income would generally remain unchanged at the end of the period. If rates were to gradually rise 200 basis points in this no growth scenario, then net interest income would increase by about 5% at the end of a two year period, compared to current levels. The Company believes that rates will rise over the next two years, and that net interest income will increase in the future both due to higher rates, and to increases in volume and to favorable changes in mix.
Management also believes that net interest income might increase by more than this modeled amount in such a scenario. Management might decide to retain more, longer duration assets, after interest rates increase, and this would contribute additional income in the case of a parallel shift in the yield curve. Also, the Company has experienced certain market floors on deposit pricing in the current near zero short-term interest rate environment. In the case of rising rates, deposits might not increase in rate as quickly as they are modeled since they are presently above other comparable market rates in some cases.
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
ITEM 1A. RISK FACTORS
The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”). In addition to the other information set forth in this report, the matters discussed below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. These risk factors could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
Any Future FDIC Special Assessments or Increases in Insurance Premiums Will Adversely Impact Our Earnings
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of September 30, 2009. The special assessment was paid on September 30, 2009. The Company recorded an expense of $1.3 million during the second quarter to reflect the special assessment. In addition, the FDIC materially increased the general assessment rate and, therefore, Berkshire’s FDIC general insurance premium expense is increasing substantially compared to prior periods. The rule permitted the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009. On September 30, 2009, the FDIC announced that there will be no additional special assessments imposed in 2009 and that current assessment rates will be maintained through year-end 2010, and then will be increased by 3 basis points subsequently. The FDIC also announced that depository institutions would be expected to fully prepay their insurance assessments through year-end 2012, with the prepayment to be due in the fourth quarter of 2009. The FDIC’s need for funding will depend substantially on the number and severity of bank failures. The FDIC has access to a $500 billion credit facility from the U.S. Treasury. Additional changes in premiums or special assessments may be considered by the FDIC in the future depending on its funding needs and its management of reserve levels.
This report discusses the risk of future loan charge-offs. While there was improvement in many of the securities markets and in some economic indicators in the third quarter, the unemployment rate reached 10.2% in October, climbing to the highest levels in a quarter century. The continuing impacts of unemployment, soft home prices and asset values, and other factors contribute to risk and uncertainty regarding future trends in loan performance and net loan charge-offs. Related to this is the increase in the Company’s problem assets and potential problem loans during the first nine months of 2009. The Company reported charges in the second and third quarters related to decisions to accelerate the resolution of certain problem assets, and there may be additional such charges in future periods depending on prospects for resolving problem assets and on the values of these assets and/or related loan collateral.
In the accompanying financial statements, the Company describes goodwill impairment testing that was performed at September 30, 2009. This testing was performed due to decreases in the Company’s stock price and earnings, among other factors. The possibility of goodwill impairment is discussed among the Risk Factors set forth in the form 10-K. It is possible that future impairment testing could result in an impairment of the value of goodwill or intangible assets, or both.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	No Company unregistered securities were sold by the Company during the quarter ended September 30, 2009.

(b)	Not applicable.

(c)	The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2009.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1–31, 2009	—	$—	—	97,993
August 1–31, 2009	—	—	—	97,993
September 1–30, 2009	—	—	—	97,993

Total	—	$—	—	97,993

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

BERKSHIRE HILLS BANCORP, INC.
Dated: November 9, 2009	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer and Director

Dated: November 9, 2009	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Executive Officer