Form 10-K
period 2009-12-31
BERKSHIRE HILLS BANCORP INC
filed 2010-03-16
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $273 million, based upon the closing price of $20.78 as quoted on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s common stock as of March 1, 2010 was 14,027,325.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
GENERAL
Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire”) is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”). Established in 1846, Berkshire Bank is one of Massachusetts’ oldest and largest independent banks and is the largest banking institution based in Western Massachusetts. The Company and the Bank are headquartered in Pittsfield, Massachusetts. Berkshire had $2.7 billion in assets at year-end 2009. Berkshire is also the holding company for Berkshire Insurance Group, one of the largest independent insurance agencies in Western Massachusetts. Berkshire operates a total of 45 financial centers, including 40 bank branches as well as insurance offices. Berkshire’s common shares are traded on the NASDAQ Global Select Market under the symbol “BHLB”. At year-end 2009, the Company had 13.9 million common shares outstanding and the year-end closing stock price was $20.68.
Berkshire is the largest locally headquartered regional bank servicing its markets. The Company seeks to distinguish itself based on the following attributes:
•	Strong growth from organic, de novo, product and acquisition strategies

•	Solid capital, core funding and risk management culture

•	Experienced executive team focused on earnings and stockholder value

•	Distinctive brand and culture as America’s Most Exciting BankSM

•	Diversified integrated financial service revenues

•	Positioned to be regional consolidator in attractive markets

The Company profiles its growing regional franchise as follows:
The Bank operates under the brand America’s Most Exciting BankSM and portrays its brand and culture as follows:

The Bank operates 40 full-service banking offices serving communities throughout Western Massachusetts, Northeastern New York and in Southern Vermont. The Bank operates in four regions:
•
The Berkshire County Region, with twelve offices in Berkshire County. Berkshire County is the Company’s traditional market, where it has a leading market share in many of its product lines. Berkshire County is renowned for its combination of nature, culture, and harmony which makes it a leisure and tourism destination and an attractive location for an emerging creative economy. Berkshire County is within commuting range of both Albany, New York and Springfield, Massachusetts and is also part of a mountain recreational area shared with Southern Vermont. Berkshire is an attractive second home and vacation area for New York City, and to a lesser extent for Boston. The Pittsfield MSA 2008 GDP was $5 billion. In 2009, the Bank’s Berkshire County region had average gross loans of $957 million and average deposits of $880 million.

•
The Springfield Region in the Pioneer Valley area with eleven offices along the Connecticut River valley in Springfield, Massachusetts, and north and west of Springfield. The Company entered this region through the acquisition of Woronoco Bancorp in June 2005 and also manages other New England commercial business through this region. Berkshire opened its new regional headquarters in Springfield, along with a new branch modeled on a new retailing concept, in the fourth quarter of 2009. This region is the metropolitan hub of Western Massachusetts and part of the Hartford/Springfield economic region centrally located between Boston and New York City at the crossroads of Interstate 91 which traverses the length of New England and Interstate 90 which traverses the width of Massachusetts. This region also has easy access to Bradley International Airport, which is the major airport serving central New England. The Springfield MSA 2008 GDP was $22 billion. In 2009, the Bank’s Springfield region had average gross loans of $545 million (including loans in other New England markets) and average deposits of $517 million.

•
The Albany New York Region with ten offices serving Albany and the surrounding area in Northeastern New York. This region represents a de novo expansion by the Bank begun in 2005. In 2009, Berkshire recruited a prominent New York Chairman and an experienced commercial banking team to serve this market. Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment. The Albany/Schenectady MSA 2008 GDP was $39 billion. In 2009, the Bank’s Albany region had average gross loans of $251 million and average deposits of $234 million.

•
The Vermont Region with seven offices serving Southern Vermont. The Company entered this region through the acquisition of Factory Point Bancorp in September 2007. The Southern Vermont region is contiguous to Berkshire County and shares similar characteristics, with a more pronounced focus on recreation activities in Vermont’s Green Mountains. Additionally, this region shares commerce with both the Berkshire and Albany markets, and provides the Bank with access to selected accounts in Northern Vermont. In 2009, the Bank’s Vermont region had average gross loans of $229 million and average deposits of $303 million.

These four regions are viewed as having favorable demographics and provide an attractive regional niche for the Bank to distinguish itself from larger super-regional banks and smaller community banks. Berkshire is the largest locally headquartered regional bank serving its three state market area, which is centrally located in the Northeast. Berkshire views its markets as geographically conservative, and these markets have experienced less exposure to speculative development, real estate inflation, and subprime lending activities compared to many other regions of the country. The Company’s markets are not contiguous with the densely populated Boston and New York City metropolitan areas. The New England area is traditionally slower to enter and slower to exit national recessions, and the outlook for 2011 and 2012 is that employment and economic activity will not rebound as quickly as national averages. State and local municipal government deficits may also constrain economic activity in the region. Additionally, some of the Company’s markets face slow or negative long term population growth. The Company believes it has attractive long term growth prospects because of its positioning as the largest locally headquartered regional bank which can serve the retail and commercial markets with a strong product set and responsive local management. The Company also has a goal to deepen its wallet share as a result of its focused cross sales program including insurance and wealth management. Recently, the Bank announced further expansion of its business. It recruited an experienced New England commercial middle market asset based lending team, which is located in Woburn, Massachusetts — in the Greater Boston area. This team will originate short term loans secured by receivables and inventory to businesses located throughout the Northeast. Additionally, the Bank recruited an experienced private banking team in its Springfield region and expects to expand this function to its other regions in the future.

The Company is pursuing expansion through organic growth, de novo branching, product development, recruitment of banking teams, and through acquisitions. It made acquisitions of insurance and financial planning providers in 2004 and 2005, followed by the acquisition of five insurance agencies in the fourth quarter of 2006. These insurance acquisitions were merged and integrated into the Berkshire Insurance Group, which was made a subsidiary of the Company. Berkshire Insurance Group operates from locations in the Berkshire County and Pioneer Valley regions in Massachusetts. The Bank promotes itself as America’s Most Exciting BankSM. It has set out to change the financial service experience. Its vision is to excel as a high performing market leader with the right people, attitude, and energy providing an engaging and exciting customer and team member experience. This brand and culture statement is expected to drive customer engagement, loyalty, market share and profitability.
The Company offers a wide range of deposit, lending, investment, wealth management, and insurance products to retail, commercial, not-for-profit, and municipal customers in its market areas. The Company’s product offerings also include retail and commercial electronic banking, commercial cash management, and commercial interest rate swaps. The Company’s traditional commercial banking products are offered within its regions and to commercial relationships in Massachusetts, Connecticut, and Rhode Island. The Company stresses a culture of teamwork and performance excellence to produce customer satisfaction to support its strategic growth and profitability. The Company utilizes Six Sigma tools to improve operational effectiveness and efficiency.
The Company has recruited executives with experience in regional management and has augmented its management team as it has expanded into a three state diversified regional financial services provider. The Company has invested in its infrastructure in order to position itself for further growth as a regional consolidator with an objective of filling in and expanding its footprint in its New England and New York markets. The Company has absorbed expenses related to its ten-branch de novo expansion into the attractive New York market and other costs of building its infrastructure. Its acquisitions of banks, insurance agencies, and wealth management companies have resulted in initial dilution to book value per share in order for the Company to achieve the scale, positioning, and momentum to support future beneficial growth. In 2008 and 2009, the Company conducted successful common stock offerings to obtain capital for growth opportunities and to strengthen its capital base to support its markets through the current period of economic and financial challenges.
COMPANY WEBSITE AND AVAILABILITY OF SECURITIES AND EXCHANGE COMMISSION FILINGS
On the Company’s Internet website in the Investor Relations section at www.berkshirebank.com, the Company makes available free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission. Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.
ECONOMIC AND FINANCIAL EVENTS
In the second half of 2008, and continuing into 2009, there were economic and financial events in the United States and around the globe which were unprecedented since World War II. The contraction of household wealth, as measured by real estate values and investment values, was the largest decline since the Great Depression. Major financial institutions failed or were forced into mergers with other institutions or ownership by national governments. All of the major U.S. investment banking firms either merged with commercial banks or changed their charters to commercial bank charters, except for Lehman Brothers, which declared bankruptcy. This bankruptcy precipitated a financial panic which threatened the continued operation of the global financial system. Emergency federal rescue measures were undertaken, including large scale investments in financial institutions, guarantees of the liabilities of money market funds and other financial institution liabilities, expanded liquidity facilities made available by the Federal Reserve Bank, increases in the amount of FDIC insurance, mortgage foreclosure mitigation programs, economic stimulus spending, and various other measures. Emergency financing was also made available to two U.S. auto manufacturers which subsequently entered bankruptcy and emerged with the U. S. Treasury having ownership positions.

After the stock market hit lows in March 2009, the financial markets and the economy began to stabilize and recover during the remainder of the year, aided by federal fiscal and monetary support actions. However, unemployment remained high, real estate markets remained weak and depressed, government finances in the U.S. and elsewhere were under pressure, and numerous imbalances and weaknesses continued to weigh down on the economy and financial markets at the end of the year.
COMPETITION
The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks such as Bank of America, TD Bank, and Citizens Bank, which have substantially greater resources and lending limits. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of Internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the fair pricing of loan and deposit products and wealth management and insurance services. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Company does not rely on any individual, group, or entity for a material portion of its deposits. Recent economic and financial events have significantly impacted the competitive environment. The Federal Reserve System reduced short-term interest rates to close to zero and numerous financial companies converted to bank charters and began accepting FDIC insured deposits. A number of nonbank sources of competition have withdrawn from the market, and national competitors have reduced their commitment to some activities in the region.
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

	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Residential mortgages	$609.0	31%	$677.2	34%	$657.0	33%	$599.2	36%	$549.8	39%

Commercial mortgages	851.8	43	805.5	40	704.8	36	566.4	33	410.7	29
Commercial business	186.0	10	178.9	9	203.6	11	190.5	11	158.7	11

Total commercial loans	1,037.8	53	984.4	49	908.4	47	756.9	44	569.4	40
Consumer	314.8	16	345.5	17	378.6	20	342.9	20	301.0	21

Total loans	$1,961.6	100%	$2,007.1	100%	$1,944.0	100%	$1,699.0	100%	$1,420.2	100%

Allowance for loan losses	(31.8)		(22.9)		(22.1)		(19.4)		(13.0)

Net loans	$1,929.8		$1,984.2		$1,921.9		$1,679.6		$1,407.2

Residential mortgages. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years that are fully amortizing with monthly loan payments. Residential mortgages are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as “A” or “A-” (these are referred to as “conforming loans”). Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank also originates loans above conforming loan amount limits, referred to as “jumbo loans,” which are generally conforming to secondary market guidelines for these loans. The Bank does not offer subprime mortgage lending programs, but may from time to time originate residential mortgages loans with FICO scores below 660, or otherwise not consistent with conforming loan criteria, when merited by other underwriting considerations.
The Bank often sells its newly originated fixed rate mortgages. It monitors its interest rate risk position and sometimes may decide to sell existing mortgage loans in the secondary mortgage market. During 2008, the Bank became approved as a direct seller to Fannie Mae, retaining the servicing rights. The Bank may also sell loans to other secondary market investors, either on a servicing retained or servicing released basis. The Bank sometimes originates loans for sale to the FHA, VA, and state housing agency programs. As of year-end 2009, residential mortgage loans serviced for others totaled $245 million.
The Bank offers adjustable rate (“ARM”) mortgages which do not contain interest-only or negative amortization features. After an initial term of six months to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities. ARM loan interest rates may rise as interest rates rise, thereby increasing the potential for default. At December 31, 2009, the Bank’s ARM portfolio totaled $356 million.
The Bank originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide fifteen-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines. Residential construction loans totaled $22 million at year-end 2009.
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
Berkshire Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times. Loans at origination may be made up to 80% of appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history.
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
The Bank originates construction loans to builders and commercial borrowers in and around its markets. These loans totaled $111 million, or 6% of the total loan portfolio at year-end 2009. Construction loans finance the acquisition and/or improvement of commercial and residential properties. The maximum loan to value limits for construction loans follow FDIC supervisory limits, up to a maximum of 80%. The Bank commits to provide the permanent mortgage financing on most of our construction loans on income-producing property. Advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements. Construction loans include land acquisition loans up to a maximum 65% loan to value on raw land.
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
Consumer Loans. The Bank’s consumer loans consist principally of prime indirect automobile loans and home equity loans. In 2008, the Company substantially ended the origination of new indirect automobile loans due to its assessment of credit and pricing conditions in that market. Collections are more sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged prior to repossession. Additionally, collections are subject to the limitations of federal and state laws. Automobile loans outstanding totaled $77 million at year-end 2009.

The Bank’s home equity lines of credit are typically secured by first or second mortgages on borrowers’ residences. Home equity lines have an initial revolving period up to ten years, followed by an amortizing term up to fifteen years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed-rate second mortgages with terms up to fifteen years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined. The maximum combined loan-to-value is 80%. Home equity line credit risks are similar to those of adjustable-rate first mortgages, although these loans may be more sensitive to losses when interest rates are rising due to increased sensitivity to rate changes. Additionally, there may be possible compression of collateral coverage on second lien home equity lines. The Bank also includes all other consumer loans in this portfolio total, including personal secured and unsecured loans and overdraft protection facilities. Home equity and other loans outstanding at year-end 2009 totaled $238 million.
Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2009. The contractual maturities do not reflect premiums, discounts, and deferred costs, and do not reflect prepayments.

Contractual Maturity	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Construction mortgage loans:
Residential	$9,479	$12,424	$—	$21,903
Commercial	63,835	46,868	—	110,703
Commercial business loans	111,718	41,931	32,395	186,044

Total	$185,032	$101,223	$32,395	$318,650

For the $134 million of loans above which mature in more than one year, $47 million of these loans are fixed-rate and $87 million are variable rate.
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
The Bank’s lending activities are conducted by its salaried and commissioned loan personnel. From time to time, the Bank will purchase whole loans or participations in loans. These loans are underwritten according to Berkshire Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. The Bank from time to time will sell or securitize residential mortgages in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio, the Bank’s interest rate risk profile and liquidity needs. The Bank sells a limited number of commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to sixty days from approval; some commercial commitments are made for longer terms. Total lending commitments, including lines and letters of credit, were $461 million at year-end 2009.
The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management Committee. Loans outstanding to the ten largest relationships were 91% of risk based capital at year-end 2009. Total year-end commercial construction loans outstanding were 49% of the Bank’s risk based capital at year-end, and total commercial mortgage outstandings (including certain owner-occupied loans) were estimated at 313% of risk based capital. The FDIC has established monitoring guidelines of 100% and 300% for these ratios, respectively. Above these guidelines, additional monitoring and risk management controls are required. The commercial construction and development loans primarily involve residential and condominium construction projects. Additionally, the Bank finances construction of lodging, leisure, and retail properties. For the majority of these loans, the Bank provides permanent or semi-permanent financing after the construction period.

Problem Assets. The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan. For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable an owner-occupant to remain in their home. However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports to the Board of Directors quarterly delinquent loans and nonperforming assets. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Delinquent automobile loans are maintained on accrual until they reach 120 days delinquent, and then they are generally charged-off. Interest income that would have been recorded for 2009 had nonaccruing loans been current according to their original terms, amounted to $1.3 million. Included in this amount is $263 thousand related to TDRs. The amount of interest income on those loans that was included in net income in 2009 was $0.1 million. Included in this amount is $40 thousand related to TDRs. Interest income on accruing TDR loans totaled $0.5 million for 2009. The total carrying value of TDR loans was $31 million at year-end.
Real estate acquired by Berkshire Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. At year-end 2009, total foreclosed real estate was $30 thousand consisting of one residential property. Management has achieved a low balance of other real estate owned by recognizing realistic market prices at which to allow third parties to purchase properties when they go to foreclosure auction. This has allowed the Bank to avoid significant carrying costs of owning and maintaining real estate while seeking a buyer.
The following table sets forth additional information on year-end problem assets and accruing troubled debt restructurings.

(Dollars in thousands)	2009	2008	2007	2006	2005

Nonaccruing loans:
Residential mortgages	$3,304	$1,646	$726	$15	$261
Commercial mortgages	31,917	7,738	5,177	308	271
Commercial business	3,115	1,921	4,164	7,203	553
Consumer	364	866	441	66	101

Total nonperforming loans	38,700	12,171	10,508	7,592	1,186
Real estate owned	30	498	866	—	—

Total nonperforming assets	$38,730	$12,669	$11,374	$7,592	$1,186

Troubled debt restructurings (accruing)	$17,818	$7,456	$4,613	$5,268	$1,234
Accruing loans 90+ days past due	91	923	823	281	110

Total nonperforming loans/total loans	1.97%	0.61%	0.54%	0.45%	0.08%
Total nonperforming assets/total assets	1.43%	0.48%	0.45%	0.35%	0.06%
Asset Classification and Delinquencies. The Bank performs an internal analysis of its commercial loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. There are four classifications for loans with higher than normal risk: loss, doubtful, substandard and special mention. An asset classified as “Loss” is normally fully charged-off. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “Special Mention.”

At year-end 2009, there were no loan balances classified as loss. The balance of loans classified as doubtful was $2 million. Commercial loans classified as substandard totaled $94 million, including $61 million of accruing balances and $33 million of non-accruing balances. Please see the additional discussion of non-accruing and potential problem loans in Item 7. Loans rated special mention totaled $80 million at year-end.
Allowance for Loan Losses. Berkshire Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements. The allowance includes a specific component for impaired loans (a “specific loan loss reserve”), a general component for portfolios of all outstanding loans (a “general loan loss reserve”), and an unallocated reserve component for estimated model imprecision.
Management assesses specific loan loss reserves when it deems that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms stipulated in the loan agreement. Management weighs various factors in its assessment, including but not limited to, its review of the borrower’s payment history and the borrower’s future ability to service the debt, the current value of any pledged collateral, and the strength of any guarantor support. Generally non-accruing commercial loans are deemed impaired and evaluated for specific valuation allowances. Confirmed loan losses are charged-off directly to the allowance. Losses are deemed confirmed when upon review of all the available evidence, any portion of the loan balance is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance.
Management estimates general loan loss reserves when it is probable that there would be credit losses in portfolios of loans with similar characteristics. Management has identified four primary loan portfolios: residential mortgages, commercial mortgages, commercial business and consumer loans. Sub-portfolios within these primary loan portfolios are also evaluated in order to arrive at a more precise general loan loss allowance. These sub-portfolios include the Bank’s construction loan, auto loan, home equity and high risk loan portfolios. The Bank’s high risk loan portfolio is designated for loans with greater inherent credit risk of loss characteristics meriting higher reserves.
Management’s methodology for assessing general loan loss reserves includes an assessment of historical loss rates adjusted for qualitative and environmental factors, industry data and economic conditions. In addition, management employs an independent third party to perform an annual review of the risk ratings of all of the Bank’s commercial loan relationships exceeding $1 million, all material credits on the Bank’s watch list or classified as substandard, and a random sampling of new loans.
Management also records an unallocated reserve for inherent, yet undefined credit losses in its various portfolios. As of year-end, the Bank’s unallocated reserve totaled $1 million or 3% of the total reserve as compared to $1 million or 4% of the total reserve as of December 31, 2008.
Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. Because the estimation of inherent losses cannot be made with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan or loan portfolio category deteriorate as a result of the factors discussed above. Additionally, the regulatory agencies, as an integral part of their examination process, also periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management. Any material increase in the allowance for loan losses may adversely affect the Bank’s financial condition and results of operations.

The following table presents an analysis of the allowance for loan losses for the years indicated.

(Dollars in thousands)	2009	2008	2007	2006	2005

Balance at beginning of year	$22,908	$22,116	$19,370	$13,001	$9,337

Charged-off loans:
Residential mortgages	2,016	143	110	27	—
Commercial mortgages	27,596	1,384	—	—	—
Commercial business	5,945	884	4,850	461	432
Consumer	3,586	2,031	1,416	1,288	1,110

Total charged-off loans	39,143	4,442	6,376	1,776	1,542

Recoveries on charged-off loans:
Commercial mortgages	22	100	—	—	—
Commercial business	64	290	13	43	55
Consumer	235	264	356	667	517

Total recoveries	321	654	369	710	572

Net loans charged-off	38,822	3,788	6,007	1,066	970

Allowance attributed to loans acquired by merger	—	—	4,453	—	3,321
Provision for loan losses	47,730	4,580	4,300	7,860	1,313
Transfer of commitment reserve	—	—	—	(425)	—

Balance at end of year	$31,816	$22,908	$22,116	$19,370	$13,001

Ratios:

Net loans charged-off/average total loans	1.96%	0.19%	0.34%	0.07%	0.08%
Recoveries/charged-off loans	0.82	14.72	5.79	39.98	37.09
Allowance for loan losses/total loans	1.62	1.14	1.14	1.14	0.92
Allowance for loan losses/nonperforming loans	82.21	188.22	210.47	255.14	1,096.21
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

	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each
(Dollars in thousands)	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category

Residential mortgages	$3,169	0.52%	$2,006	0.30%	$2,028	0.31%	$1,845	0.31%	$1,649	0.30%
Commercial mortgages	19,659	2.31	13,539	1.68	12,040	1.71	9,939	1.75	5,933	1.44
Commercial business	6,099	3.28	4,184	2.34	5,787	2.84	5,199	2.74	3,517	2.22
Consumer	2,889	0.92	3,179	0.92	2,261	0.60	2,387	0.70	1,902	0.63

Total	$31,816	1.62%	$22,908	1.14%	$22,116	1.14%	$19,370	1.14%	$13,001	0.92%

INVESTMENT SECURITIES ACTIVITIES
The securities portfolio provides cash flow and liquidity to protect the safety of customer deposits. The portfolio is also used to manage interest rate risk and to earn a reasonable return on investment. Investment decisions are made in accordance with the Bank’s investment policy and include consideration of risk, return, duration, and portfolio concentrations. Day-to-day oversight of the portfolio rests with the Chief Financial Officer and the Treasurer. The Asset/Liability Committee meets monthly and reviews investment strategies. The Risk Management Committee of the Board of Directors reviews all securities transactions and provides general oversight of the investment function.

The Bank has historically maintained a high-quality portfolio of limited duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations. Nearly all of the mortgage-backed securities are issued by Fannie Mae or Freddie Mac, and they generally have an average duration of two to four years. They principally consist of collateralized mortgage obligation PACs and hybrid ARM pass-through securities. Other than securities issued by Fannie Mae and Freddie Mac, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2009. The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers. Nearly all of the Bank’s available for sale municipal securities are investment grade rated. Over 95% of these securities have ratings of A or better and over 90% of the portfolio also carries credit enhancement protection. Other corporate bonds include financial institution trust preferred bonds totaling $7 million, other financial institution bonds totaling $11 million, and other high grade corporate bonds totaling $26 million. The Bank owns $21 million of equity in the Federal Home Loan Bank of Boston (“FHLBB”). This investment is based on the operating relationship with the FHLBB and historically has paid dividends based on current money market rates. It is carried on the cost basis since the FHLBB must repurchase it at cost if the Bank terminates the operating relationship. Due to the stresses in the U.S. financial system, the Federal Home Loan Bank of Boston did not pay dividends in 2009 and Berkshire expects that dividends will not be paid for the foreseeable near future. During 2008, the Bank entered into an interest rate swap against a $15 million economic development bond issued to a local non-profit organization, and as a result this security is carried as a trading account security. None of the Company’s investment securities were other than temporarily impaired at year-end, and the Bank did not record any material losses or write-downs of investment securities during the year.
The following table presents the year-end amortized cost and fair value of Berkshire Bank’s securities, by type of security, for the years indicated.

	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
Municipal bonds and obligations	$73,277	$74,784	$76,843	$75,414	$74,223	$75,186
Mortgage-backed securities	192,597	197,276	174,896	176,824	103,387	104,518
Other bonds and obligations	51,707	49,722	24,341	21,043	15,601	15,265
Marketable equity securities	2,679	2,563	1,177	1,099	793	952

Total securities available for sale	$320,260	$324,345	$277,257	$274,380	$194,004	$195,921

Securities held to maturity
Municipal bonds and obligations	$14,737	$14,737	$9,892	$9,892	$9,017	$9,017
Tax advantaged economic development bonds	42,572	43,515	15,002	15,862	27,791	28,043
Other bonds and obligations	173	173	172	172	173	173
Mortgage-backed securities	139	142	806	803	2,475	2,456

Total securities held to maturity	$57,621	$58,567	$25,872	$26,729	$39,456	$39,689

Trading account security	$15,000	$15,880	$15,000	$18,144	$—	$—

Restricted equity securities	$23,120	$23,120	$23,120	$23,120	$23,120	$23,120

The following table summarizes year-end 2009 amortized cost, weighted average yields and contractual maturities of debt securities. Yields are stated on a book basis (not fully taxable equivalent).

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in millions)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Municipal bonds and obligations	$13.3	1.84%	$5.2	3.62%	$50.8	3.98%	$61.5	4.53%	$130.8	4.01%
Mortgage-backed securities	10.3	0.67	21.7	1.88	35.4	3.66	125.4	4.30	192.7	3.72
Other bonds and obligations	18.1	3.62	23.8	3.08	0.0	8.16	9.7	3.30	51.7	3.31

Total	$41.7	2.33%	$50.7	2.62%	$86.2	3.85%	$196.6	4.32%	$375.2	3.76%

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
The Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the Massachusetts Depositors Insurance Fund, a mutual insurance fund sponsored by Massachusetts-chartered savings banks. This provides a competitive advantage compared to banks which do not offer this insurance. In the fourth quarter of 2008, the FDIC temporarily increased its insurance limits from $100 thousand per person to $250 thousand per person. Additionally, the FDIC optionally offered unlimited insurance on most categories of transaction deposit accounts, and the Bank opted to participate in this program. These higher FDIC insurance amounts currently have a targeted expiration of mid-year 2010.
The following table presents information concerning average balances and weighted average interest rates on Berkshire Bank’s interest-bearing deposit accounts for the years indicated.

	2009			2008			2007
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(Dollars in millions)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$256.4	13%	—%	$225.2	12%	—%	$190.4	12%	—%
NOW	188.2	10	0.43	200.1	11	0.75	157.9	10	1.46
Money market	499.6	26	1.28	464.9	25	2.15	339.2	21	3.60
Savings	212.3	11	0.33	216.4	12	0.74	201.6	13	1.09
Time	777.1	40	3.18	725.4	40	3.94	714.1	44	4.75

Total	$1,933.6	100%	1.69%	$1,832.0	100%	2.28%	$1,603.2	100%	3.16%

At year-end 2009, Berkshire Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate
(Dollars in thousands)
Three months or less	$73,841	2.81%
Over 3 months through 6 months	36,166	1.87
Over 6 months through 12 months	109,298	2.88
Over 12 months	171,116	3.76

Total	$390,421	3.16%

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
The Bank maintains a $3 million line of credit, which was unused at year-end 2009. The Company has a $15 million trust preferred debenture outstanding and issued common stock in 2009 and these funds were used in the repayment of preferred stock.
DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers for their own accounts, normally in conjunction with commercial loans offered by the Bank to these customers. At year-end 2009, the Company held derivatives with a total notional amount of $408 million. The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the Risk Management Committee of the Board of Directors. Interest rate swap counterparties are limited to a select number of national financial institutions and commercial borrower customers. Collateral may be required based on financial condition tests. The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions, and providing information for bookkeeping and accounting purposes.
WEALTH MANAGEMENT SERVICES
The Bank’s Asset Management/Trust Group provides consultative investment management and trust relationships to individuals, businesses, and institutions, with an emphasis on personal investment management. The Group has built a track record over more than a decade with its dedicated in-house investment management team. At year-end 2009, assets under management totaled $668 million. Specialized wealth management services offered include investment management, trust administration, estate planning, and private banking. The Group provides a full line of investment products, financial planning, and brokerage services utilizing Commonwealth Financial Network as the broker/dealer.
INSURANCE
Berkshire Insurance Group (the “Group”) is one of the largest and fastest growing insurance agencies in Western Massachusetts. As an independent insurance agent, it represents a carefully selected group of financially sound, reputable insurance companies offering attractive coverage at competitive prices. When there is a loss, Berkshire Insurance Group works with its customers to assure that claims are processed fairly and promptly. The Group offers a full line of personal and commercial property and casualty insurance. It also offers employee benefits insurance and a full line of personal life, health, and financial services insurance products. Berkshire Insurance Group sells all lines of insurance in Western Massachusetts, Southern Vermont, Upstate New York and Northwestern Connecticut. The Group operates a focused cross-sell program of insurance and banking products through all offices and branches of Berkshire Bank, and some of the group’s offices are co-located with Berkshire Bank branches.

PERSONNEL
At year-end 2009, the Company had 622 full-time equivalent employees, compared to 610 at the prior year-end. The increase included employees in the new Asset Based Lending group, staff in the new Springfield branch, and members of the commercial banking team hired in New York. Year-end personnel included 91 full-time equivalent employees in Berkshire Insurance Group and 531 in the Bank. The employees are not represented by a collective bargaining unit and the Bank will strive to continue its strong relationship with its employees.
SUBSIDIARY ACTIVITIES
Berkshire Hills Bancorp, Inc. wholly owns three active subsidiaries: Berkshire Bank, Berkshire Insurance Group, Inc., and Berkshire Hills Capital Trust I. The capital trust subsidiary was organized under Delaware law to facilitate the issuance of trust preferred securities and is not consolidated into the Company’s financial results. Berkshire Insurance Group, Inc. is incorporated in Massachusetts.
Berkshire Bank is a Massachusetts chartered savings bank which wholly owns five subsidiaries. The Bank owns three subsidiaries which are qualified as “securities corporations” for Massachusetts income tax purposes: North Street Securities Corporation, Woodland Securities, Inc., and Gold Leaf Securities Corporation. Berkshire Bank also owns Berkshire Bank Municipal Bank, chartered in the state of New York. Additionally, the Bank owns the inactive subsidiary, Berkshire Financial Planning, Inc. Except for Berkshire Bank Municipal Bank, all subsidiaries of Berkshire Bank are incorporated in Massachusetts.
SEGMENT REPORTING
The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp. Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services. Insurance includes the activities of Berkshire Insurance Group, which provides commercial and consumer insurance services. The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp. Berkshire Hills Capital Trust I is not included with the consolidated financial statements of the Company. For more information about the Company’s reportable operating segments, see the related note in the financial statements.
REGULATION AND SUPERVISION
The following discussion describes elements of an extensive regulatory framework applicable to savings and loan holding companies and banks and specific information about Berkshire Hills Bancorp and its subsidiaries. Federal and state regulation of savings banks and their holding companies is intended primarily for the protection of depositors and deposit insurance funds rather than for the protection of stockholders and creditors.
General
Berkshire Bank is a Massachusetts-chartered stock savings bank and wholly-owned subsidiary of Berkshire Hills Bancorp, a Delaware corporation and savings and loan holding company registered with the Office of Thrift Supervision (“OTS”). Berkshire Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. Berkshire Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”) as its chartering agency, and by the FDIC, as its deposit insurer. Berkshire Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Commissioner and the FDIC conduct periodic examinations to test Berkshire Bank’s safety and soundness and compliance with various regulatory requirements. As a savings and loan holding company, Berkshire is required by federal law to file reports with, and otherwise comply with the rules and regulations of, the OTS. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the Massachusetts legislature, the FDIC, the OTS or Congress, could have a material adverse impact on Berkshire Hills Bancorp, Berkshire Bank and their operations.

Certain regulatory requirements applicable to Berkshire Bank and to Berkshire Hills Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Berkshire Bank and Berkshire Hills Bancorp and is qualified in its entirety by reference to the actual laws and regulations.
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
Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The DIF is a private, industry-sponsored insurance company and is not backed by the federal government or the Commonwealth of Massachusetts. The DIF is authorized to charge savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank’s deposit balances in excess of amounts insured by the FDIC.
The combination of FDIC and DIF insurance provides customers of Massachusetts-chartered savings banks with full deposit insurance on all their deposit accounts. No depositor has ever lost a penny in a bank insured by both the FDIC and the DIF. DIF insurance coverage requires no applications or special forms. Depositors automatically receive this added insurance benefit at no cost whenever they make a deposit to a new or existing account at a DIF member bank. The DIF is examined annually by the Massachusetts Division of Banks and audited by an independent auditor.
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

As a savings and loan holding company regulated by the OTS, Berkshire is not subject to any separate regulatory capital requirements. Berkshire Bank’s regulatory capital is included in the Stockholders’ Equity note of the Company’s financial statements in Item 8 of this report. At December 31, 2009, Berkshire Bank met each of its capital requirements.
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
An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2009, Berkshire Bank met the conditions to be classified as a “well capitalized” institution.
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
Insurance of Deposit Accounts. Our deposit accounts are insured by the FDIC up to applicable legal limits, and, as discussed above under “Massachusetts Banking Laws and Supervision—Depositors Insurance Fund”, by the Massachusetts Depositors Insurance Fund for amounts in excess of federal deposit insurance coverage.
In February 2006, federal legislation to reform federal deposit insurance was signed into law. This legislation merged the Savings Association Insurance Fund and the Bank Insurance Fund into a unified Deposit Insurance Fund; increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation; established a range of 1.15% to 1.50% for the FDIC’s designated reserve ratio; and granted the FDIC discretion to set insurance premium rates according to the risk for all insured banks regardless of the level of the reserve ratio. The legislation also granted a one-time initial assessment credit to certain banks in recognition of their past contributions to the fund. The Bank used up the benefit of this credit in 2008.
The FDIC imposes an assessment on all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC also issued a final rule that revised the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Under the new rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. The interim rule also allowed for additional special assessments.
On May 22, 2009, the FDIC adopted a final rule reducing the amount of the proposed emergency assessment and imposed a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution could not exceed 10 basis points times the institution’s assessment base for the second quarter of 2009. The special assessment was collected on September 30, 2009. The Company’s special assessment amounted to $1.2 million.
On September 29, 2009, the FDIC proposed a rule that was subsequently adopted in final form by the FDIC board of directors on November 12, 2009 that required insured depository institutions to prepay their quarterly risk-based assessments for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third and fourth quarters of 2009. For purposes of calculating the amount to prepay, the FDIC required that institutions use their total base assessment rate in effect on September 30, 2009 and increase that assessment base quarterly at a 5 percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by 3 basis points beginning in 2011 such that an institution’s assessment for 2011 and 2012 would be increased by an annualized 3 basis points. The Company’s prepayment for 2010, 2011 and 2012 amounted to $10.4 million.

In addition to the standard deposit insurance assessments, in the third quarter of 2008, the FDIC announced the TLGP which is discussed below and which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in noninterest-bearing deposit transaction accounts. As a result, the Company recognized additional FDIC insurance expense of approximately $14 thousand in the final quarter of 2008 and $60 thousand during 2009. The Company expects assessments related to the TLGP in the first half of 2010 of approximately $30 thousand.
In conjunction with the October 2008 enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”), the limit on FDIC insurance coverage was increased to $250,000 per depositor through December 31, 2009. This increase was subsequently extended to December 31, 2013.
In addition, FDIC insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0114 of insured deposits to fund interest payments on bonds issued by the Financing Corporations, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions.
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
FDIC—Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program (“TLGP”). This program has two components. One guaranteed newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Company and the Bank opted to participate in this component of the TLGP, although their initial eligibility to issue FDIC guaranteed debt was immaterial, and neither the Company nor the Bank issued guaranteed debt under this program prior to its termination.
The other component of the program provided full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. This termination date was subsequently extended to June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 is assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the TLGP. Berkshire Bank chose to not opt out of this program, and therefore has provided the full FDIC insurance coverage on the related transaction deposit accounts and will continue to provide this coverage until June 30, 2010.
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks that provide a central credit facility primarily for member institutions. Berkshire Bank, as a member, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. Berkshire Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at year-end 2009 of $21 million.
The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years 2008, 2007, 2006, and 2005, cash dividends from the Federal Home Loan Bank of Boston to Berkshire Bank amounted to approximately $0.8 million, $1.4 million, $1.6 million, and $1.3 million, respectively. Due to losses initially reported in the fourth quarter of 2008, the Federal Home Loan Bank of Boston suspended its dividend to members in the first quarter of 2009, and the dividend remained suspended at year-end 2009.

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
To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test (the “QLT Test”), a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential and commercial mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. At year-end 2009, Berkshire Bank maintained 74% of its portfolio assets in qualified thrift investments. Berkshire Bank also met the QTL Test in each of the prior twelve months and, therefore, met the QTL Test.
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

Regulatory Reform. In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage in transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.
The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.
Incentive Compensation. On January 12, 2010, the FDIC’s Board of Directors approved an Advance Notice of Proposed Rulemaking (the “ANPR”) entitled “Incorporating Executive Compensation Criteria into the Risk Assessment System.” The ANPR requests comment on ways in which the FDIC can amend its risk-based deposit insurance assessment system to account for risks posed by certain employee compensation programs. The FDIC’s goals include: adjusting the FDIC’s risk-based assessment rates to adequately compensate the insurance fund for the risks presented by certain compensation programs; using the FDIC’s risk-based assessment rates to provide incentives for insured institutions and their holding companies and affiliates to adopt compensation programs that align employees’ interests with those of the insured depository institution’s other stakeholders, including the FDIC; and promoting the use of compensation programs that reward employees for focusing on risk management. In order to accomplish its goals, the FDIC would adjust an insured depository institution’s assessment rate in a manner commensurate with the risks presented by the institution’s compensation program. Examples of compensation program features that meet the FDIC’s goal include: (i) providing significant portions of performance-based compensation in the form of restricted, non-discounted company stock to those employees whose activities present a significant risk to the institution; (ii) vesting significant awards of company stock over multiple years and subject to some form of claw-back mechanism to account for the outcome of risks assumed in earlier periods; and (iii) administering the program through a board committee composed of independent directors with input from independent compensation professionals. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Company is not currently supervised by the Federal Reserve Board and is not subject to this proposal. The Federal Reserve Board is currently developing significant guidance on sound incentive compensation programs covering all banking organizations, with material input from the other banking regulators. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Berkshire Bank Municipal Bank
Berkshire Bank Municipal Bank is a state chartered limited purpose commercial bank in New York, to accept deposits of municipalities and other governmental entities in the State of New York. Berkshire Bank Municipal Bank is subject to extensive regulation, examination and supervision by the New York State Superintendent of Banks, as its primary regulator and the FDIC, as the deposit insurer. It is also subject to regulation as to certain matters by the Federal Reserve. As of December 31, 2009, Berkshire Bank Municipal Bank met all of its capital requirements and met the capital conditions to be classified as a “well capitalized” institution.
Other Regulations
Troubled Assets Relief Program—Capital Purchase Program. On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”), part of the EESA enacted on October 3, 2008. As a participant in the CPP, on December 19, 2008 the Company sold to the Treasury for an aggregate purchase price of $40 million, 40,000 shares of preferred stock and a warrant to purchase 226,330 shares of common stock. Under the original terms of the CPP, prior to December 19, 2011 the Company could not redeem the preferred stock except with the proceeds from a qualified equity offering. However, upon the February 17, 2009 enactment of the American Recovery and Reinvestment Act of 2009, the preferred stock could be redeemed at any time, and without regard to having proceeds from a qualified equity offering, subject to consultation with our primary federal regulator. In addition, the terms of the CPP prohibited us from increasing the dividends on our common stock as well as from making repurchases of our common stock without the Treasury’s consent prior to December 19, 2011 unless we had fully redeemed the preferred stock. Furthermore, participation in the CPP limited the compensation and tax deductibility of the compensation the Company paid to certain of its executives. In May, 2009 the Company redeemed its U.S. Treasury preferred stock and in June, 2009, the Company repurchased the common stock warrant. As a result, the Company is no longer a participant in or subject to any of the terms of TARP CPP program.
Consumer Protection Laws. Berkshire Bank is subject to federal and state consumer protection statues and regulations promulgated under these laws, including, but not limited to, the:
•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinance loans;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
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
The Community Reinvestment Act (“CRA”) establishes a requirement for federal banking agencies that, in connection with examinations of financial institutions within their jurisdiction, the agencies evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” A less than “satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination by the FDIC, the Bank’s CRA rating was “satisfactory.”

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
We may exclude from income 100% of dividends received from the Bank and from Berkshire Insurance Group as members of the same affiliated group of corporations. We may carry back net operating losses to the preceding two taxable years for federal income tax purposes and forward to the succeeding twenty taxable years for federal and state income tax purposes, subject to certain limitations. At December 31, 2009, we had net operating loss carryforwards of $1.1 million for federal income tax purposes.
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
The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Under current statutes, this rate will be reduced to 10% in 2010, 9.5% in 2011, and 9% in 2012 and thereafter. The taxable income includes gross income as defined under the Internal Revenue Code, plus interest from municipal obligations of any state, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except no deduction is allowed for bonus depreciation or state income taxes. Carry forwards and carry backs of net operating losses are not allowed. A qualifying limited purpose corporation is generally entitled to special tax treatment as a “securities corporation.” The Bank’s three securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.
The Bank and the Company are subject to routine audits of our tax returns by the Internal Revenue Service and the Massachusetts Department of Revenue. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years before 2006.

ITEM 1A. RISK FACTORS
Overall Business Risks
The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally and Locally
The world economy has experienced a severe recession and financial crisis, which was particularly acute in the United States. Financial and economic stabilization emerged in the second half of 2009, but excess leverage and unemployment continue to pose risk to growth and to stability. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to declines in revenues, the lack of consumer spending and the lack of liquidity in the credit markets. Real estate values and the values of many asset classes remain well below prior peaks. The northeastern region in which the Company operates historically is late into and out of recessions, and current economic forecasts for the region indicate that the region will lag the nation in recovery. While the region was not hampered by the development excesses in many other U.S. regions and does not have the same pronounced real estate overhangs, the region has higher costs and less favorable demographics than many other U.S. regions, and is therefore potentially slower to respond to growth factors. There can be no assurance that economic and financial conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.
Lending
Continued and Prolonged Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Our Business and Financial Results.
Residential real estate markets have declined throughout the country, with prices in many areas have declined to levels last seen in 2003. Commercial real estate values are also widely reported to be under pressure. Real estate activity is depressed in many of the Company’s markets. Real estate lending is a major business activity for the Company, and 85% of the Company’s loans were real estate secured at year-end 2009. Real estate market conditions affect the value and marketability of this real estate collateral, and they also affect the cash flows, liquidity, and net worth of many borrowers whose operations and finances depend on real estate market conditions. Adverse conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.
Our Emphasis on Commercial Lending May Expose Us to Increased Lending Risks, Which Could Hurt Our Profits.
Commercial loans are historically more sensitive to economic downturns. Such sensitivity includes potentially higher default rates and possible reduction of collateral values. Commercial lending involves larger loan sizes and larger relationship exposures, which can have a greater impact on profits in the event of adverse loan performance. The majority of the Company’s commercial loans are real estate secured, and the national outlook for commercial real estate is an ongoing source of concern among bank regulators. Commercial lending involves more development financing, which is dependent on the future success of new operations. Residential construction loans depend significantly on the residential real estate and lending markets for the repayment of these loans. Commercial loans also include lending to nonprofit organizations which in some cases are particularly sensitive to negative economic events. Additionally, the Company has a significant exposure to loans in the lodging and hospitality sectors which are prominent in some of its markets, and these sectors have been pressured by the recession. Lodging loans totaled $128 million at year-end 2009. Commercial loan net charge-offs measured 86% of total loan net charge-offs in 2009, while commercial loans totaled 53% of total loans. Commercial loans may increase as a percentage of total loans, and commercial lending may continue to expose the company to increased risks.

Our Allowance for Loan Losses May Prove to be Insufficient to Absorb Losses in Our Loan Portfolio.
Like all financial institutions, we maintain an allowance for loan losses which is our estimate of the probable losses that are inherent in the loan portfolio as of the financial statement date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. The accounting measurements related to impairment and the loan loss allowance require significant estimates which are subject to uncertainty and changes relating to new information and changing circumstances. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates. In 2009, the total amount of net charge-offs exceeded the balance of the allowance for loan losses at the start of the year. This reflected the development of additional loan losses during the year as the severe recession affected the financial condition of borrowers and the value of collateral beyond what was inherent in the portfolio at year-end 2008. Continued adverse economic and market conditions could give rise to future loan losses which were not inherent in the portfolio at year-end 2009, which could require additional future charges to income. Additionally, the allowance can only reflect those losses which are reasonably estimable, and there are constraints in our ability to estimate losses in this period of unusual economic and financial stress. This is particularly relevant for our estimates of losses for pools of loans. Accordingly, at any time, there may be probable losses inherent in the portfolio but which we are not reasonably able to estimate until additional information emerges which can form the basis for a reasonable estimate.
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
Operating
Our Expansion and Growth, If Not Successful, Could Negatively Impact Earnings.
We plan to achieve significant growth organically, by geographic expansion, through business line expansion, and through acquisitions. We have recently expanded into new geographic markets and anticipate that we will expand into additional new geographic markets as we expand as a regional bank. The success of this expansion depends on our ability to continue to maintain and develop an infrastructure appropriate to support such growth. Also, our success depends on the acceptance by customers of us and our services in these new markets and, in the case of expansion through acquisitions, our success depends on many factors, including the long-term recruitment and retention of key personnel and acquired customer relationships. The profitability of our expansion strategy also depends on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings.
In 2009, the Company entered into an agreement to acquire a community bank headquartered in Worcester, Massachusetts. This agreement was subsequently terminated following additional unsolicited offers from other entities. The Company continues to identify and evaluate opportunities to expand through acquisition of banks, insurance agencies, and wealth management firms. Some of these opportunities could result in further geographic expansion. Merger and acquisition activities are subject to a number of risks, including lending, operating, and integration risks.
In the fourth quarter of 2009, we announced our expansion into commercial middle market asset based lending through the recruitment of an experienced and well known lending team. After the end of the year, we also announced the recruitment of a new Chief Risk Officer, whose experience includes the management of asset based lending activities. We believe that we are well positioned to take on this new business activity, but it exposes the Company to new lending and administrative risks that it has not previously managed. Additionally, this new business activity will be located in the Greater Boston area and will serve a commercial middle market throughout New England and northeastern New York. This will represent a significant new activity which operates from a geographically separate location and which services a larger lending area than the Company has previously serviced. This new business line exposes the Company to new lending and operating risks which can affect its earnings and financial condition.

The Company’s recruitment of new executive and commercial lending management has in several cases brought in new management from larger institutions. These individuals have often served larger customers than the Company has historically serviced, and they have had the benefit of larger capital and administrative resources than are present in the Company’s current structure. The success of this recruitment may depend on the successful integration of these individuals into the Company and may expose the Company to lending and operating losses related to large new customers in newer markets. The Company’s commercial banking strategy has particularly focused on taking market share from larger national institutions and in many cases these new accounts are larger than the Company’s historic accounts. Additionally, the Company’s ability to service these accounts may in some cases involve arranging loan participations and syndications. These activities can expose the Company to additional lending, administrative, and liquidity risks.
The Company also recruited a private banking team in 2009 and plans to focus on the development of this business line in the future. This activity can give the Company additional access to large customers in its markets in order to expand our business. The retention of this new business in this business line and other new business lines and new leadership can be affected by the retention of the new talent, and can also be affected by competitive reactions and other relationship risks in retaining large new accounts.
Competition From Financial Institutions and Other Financial Service Providers May Adversely Affect Our Growth and Profitability.
The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. Due to the recent interventions of the federal government, some of the institutions that we compete with are receiving substantial federal financial support which may not be available to our Company. Many institutions have been allowed to convert to banking charters and to offer insured deposits for the first time. The federal government has guaranteed money market funds which traditionally compete with bank deposits. The federal government has offered significant guarantees of new debt issuances to some of the Company’s competitors to help them fund their operations. Fannie Mae and Freddie Mac are now in federal receivership and may operate directly as a competitor in some lending markets in the future. Emergency measures designed to support some of the Company’s competitors may provide no advantage to the Company or place it at a disadvantage. Emergency changes in deposit insurance, financial market regulation, bank regulation, and policy of the Federal Home Loan Bank system may all affect the competitive environment for the Company and other market participants.
The Terms of Our Capital May Change and Our Access to Capital Markets and Financial Markets May Not Be Available When It Is Needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Regulatory capital requirements and their impact on the Company may change. We may need to raise additional capital in the future to support our operations and continued growth. Our ability to raise capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. If we cannot raise additional capital when needed, it could affect our operations and our ability to execute our strategic plan, which includes further expanding our operations through internal growth and acquisitions.
We are Subject to Security and Operational Risks Relating to Our Use of Technology that Could Damage Our Reputation and Our Business.
Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on industry standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. We utilize third party core banking software and for some systems we outsource our data processing to a third party. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations. We utilize file encryption in designated internal systems and networks and are subject to certain state and federal regulations regarding how we manage the security of the data that we are responsible for. Due to the recession, there may be a rising risk of fraud or illegal acts. Disaster and disaster recovery risks could affect our ability to operate and our reputation.

Conditions in Insurance Markets Could Adversely Affect Our Earnings.
Revenue levels from our insurance segment could be negatively impacted by the fluctuating premiums in the insurance market caused by capacity constraints and losses due to natural disasters. Premium levels and commission structures have been and may continue to be affected by changes in the financial condition of insurers due to the financial and economic downturn. Other factors that affect our insurance revenue are profitability and growth of our clients and continued development of new products and services, as well as our access to markets and the impact of state insurance regulations.
Financial and Operating Counterparties Expose Us to Risks
We have increased our use of derivative financial instruments, primarily interest rate swaps, which expose us to financial and contractual risks with counterparty banks. We maintain correspondent bank relationships, manage certain loan participations, engage in securities transactions, and engage in other activities with financial counterparties that are customary to our industry. We also utilize services from major vendors of technology, telecommunications, and other essential operating services. There is financial and operating risk in these relationships, which we seek to manage through internal controls and procedures, but there is no assurance that we could not experience loss or interruption of our business as a result of unforeseen events with these providers.
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
Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.
Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not insured by the Federal Deposit Insurance Corporation. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels. We utilize insurance from the Depositors Insurance Fund to supplement FDIC insurance, and the level of deposits could be affected by changes in this fund and in public perceptions of this fund.
Our Ability to Service Our Debt, Pay Dividends and Otherwise Pay Our Obligations as They Come Due Is Substantially Dependent on Capital Distributions from Berkshire Bank, and These Distributions Are Subject to Regulatory Limits and Other Restrictions.
While Berkshire Hills Bancorp maintained a high level of cash balances at year-end 2009, those balances may decrease due to changes in the Company’s capital structure, possible acquisitions, and possible further investments in the Bank. Over the long term, a substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Berkshire Bank. The availability of dividends from Berkshire Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Berkshire Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If Berkshire Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Berkshire Bank would adversely affect our business, financial condition, results of operations and prospects. At year-end 2009, under existing dividend regulations, Berkshire Bank was not eligible to provide dividends to the Company due to the loss incurred during the year. We anticipate that as a result of future profits, the Bank will regain its eligibility to pay dividends to the Company, but there is no assurance as the specific timing and magnitude of this event.

Economic Conditions May Adversely Affect Our Liquidity.
During the past eighteen months, reduced confidence by and between financial institutions, and significant declines in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks have led to decreased liquidity in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Future turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.
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
Securities Market Values
Continued or Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.
Unrealized losses on the investment securities portfolio result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. We have concluded that, as of year-end 2009, any unrealized losses are temporary in nature, and we have the intent and ability to hold these investments for a time necessary to recover our cost or stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce our earnings. Some of the Bank’s securities are locally originated economic development bonds. These securities could become impaired due to economic and real estate market conditions which also affect loan risk.
If Dividends Paid On Our Investment in the Federal Home Loan Bank of Boston Continue to be Suspended, or If Our Investment is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and/or Stockholders’ Equity Could Decrease.
We own common stock of the Federal Home Loan Bank of Boston to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. There is no market for our FHLBB common stock. The FHLBB has reported losses in 2008 and 2009 related primarily to other-than-temporary impairment charges on its private-label mortgage backed securities portfolio. The FHLBB suspended dividend payments indefinitely. The continued suspension of the dividend has decreased our income. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBB, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLBB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Regulatory
Legislative and Regulatory Initiatives
The potential exists for additional federal or state laws and regulations regarding lending, funding practices, capital, and liquidity standards, and bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. In addition, new laws, regulations, and other regulatory changes may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. For more information, see “Regulation and Supervision” in Item 1 of this report.
Our Expenses Will Increase As A Result Of Increases in FDIC Insurance Premiums.
The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against financial institutions for deposit insurance. The FDIC has increased its premiums to the industry, levied a special assessment in the second quarter of 2009, and required a three year advance prepayment of insurance premiums in the second half of 2009. Our expenses have increased and may increase further as a result of FDIC actions. For more information on FDIC assessments, see “Regulation and Supervision—Insurance of Deposit Accounts”.
Provisions of our certificate of incorporation, bylaws and Delaware law, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.
Provisions in our certificate of incorporation and bylaws, the corporate law of the State of Delaware, and state and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock. These provisions include: limitations on voting rights of beneficial owners of more than 10% of our common stock, super majority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, we are subject to Delaware laws, including one that prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our Board.
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
Our common stock trades on The NASDAQ Global Select Market. The average daily trading volume of our common stock during 2009 was approximately 50 thousand shares. The level of interest and trading in our stock depends on many factors beyond our control. The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s headquarters are located in owned and leased facilities located in Pittsfield, Massachusetts. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts; Pioneer Valley, Massachusetts; Southern Vermont, and the Capital Region, Northeastern New York. The Company operates 45 financial service centers including 40 full service banking offices, and it is in the process of combining its banking and insurance offices in several communities. The Company’s new Asset Based Lending Group operates from leased facilities in Woburn, Massachusetts. The Company considers its properties to be suitable and adequate for its present and immediately foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS
At December 31, 2009, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.
ITEM 4. (RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The common shares of Berkshire trade on the NASDAQ Global Select Market under the symbol “BHLB”. The following table sets forth the quarterly high and low closing sales price information and dividends declared per share of common stock in 2009 and 2008.

			Dividends
	High	Low	Declared
2009
First quarter	$31.39	$18.46	$0.16
Second quarter	26.99	19.87	0.16
Third quarter	24.88	19.92	0.16
Fourth quarter	22.85	18.05	0.16
2008
First quarter	$26.29	$19.50	$0.15
Second quarter	27.10	22.25	0.16
Third quarter	32.00	20.67	0.16
Fourth quarter	31.01	22.48	0.16
Holders
The Company had approximately 2,181 holders of record of common stock at March 12, 2010.
Dividends
The Company intends to pay regular cash dividends to common stockholders; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory environment. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. In the second quarter of 2009, the Company repaid the preferred stock and common stock warrant issued to the U.S. Treasury in 2008, and the Company has no remaining preferred stock outstanding and is not subject to any dividend restrictions under the Treasury’s Capital Purchase program. Further information about dividend restrictions is provided in the Stockholders’ Equity note in the financial statements in Item 8 of this Form 10-K.
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
No unregistered securities were sold by the Company within the last three years. Registered securities were exchanged as part of the consideration for the acquisitions of Factory Point Bancorp and Woronoco Bancorp. Registered securities were issued in 2008 in the Company’s offerings of common stock and preferred stock. The Company issued 1.725 million common shares in a public stock offering. Net proceeds of $39 million were primarily deposited by the Company into the Bank, which used the funds to pay off short-term borrowings and to purchase investment securities. The Company also issued 40 thousand shares of preferred stock in the U.S. Department of the Treasury Capital Purchase Program. The offering proceeds were $40 million, of which $30 million was provided to the Bank as additional contributed capital and the remaining balance was deposited into the Bank. The Bank used the funds to purchase investment securities and to purchase short-term investments pending anticipated reinvestment in the expansion of credit through lending activities in 2009. The preferred stock offering included the grant of a warrant to purchase 226 thousand shares of common stock; there was no additional cash consideration received for this grant. In May 2009, the Company issued 1.61 million common shares in a public stock offering. Net proceeds of $32 million were used to repay the U.S. Treasury preferred stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
There were no purchases of equity securities during the fourth quarter of 2009 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock. On December 14, 2007, the Company authorized the purchase of up to 300 thousand shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. The Company has no intentions to terminate this plan or to cease any potential future purchases. As of year-end 2009, there were 98 thousand maximum shares that may yet be purchased under this publicly announced plan.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
October 1-31, 2009	—	$—	—	97,993
November 1-30, 2009	—	—	—	97,993
December 1-31, 2009	—	—	—	97,993

Total	—	$—	—	97,993

Performance Graph
The performance graph compares the Company’s cumulative stockholder return on its common stock over the last five years to the cumulative return of the NASDAQ Composite Index, and the SNL All Bank and Thrift Index. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative stockholder return over a five-year period is based on an initial investment of $100 on December 31, 2004.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Berkshire Hills Bancorp, Inc.	100.00	91.57	92.96	73.67	89.60	61.82
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank and Thrift	100.00	101.57	118.68	90.50	52.05	51.35

ITEM 6. SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005

Selected Financial Data:
Total assets	$2,700,424	$2,666,729	$2,513,432	$2,149,642	$2,035,553
Securities	420,966	341,516	258,497	234,174	420,320
Loans	1,961,658	2,007,152	1,944,016	1,698,987	1,420,230
Allowance for loan loss	(31,816)	(22,908)	(22,116)	(19,370)	(13,001)
Goodwill and other intangibles	176,100	178,830	182,452	121,341	99,616
Deposits	1,986,762	1,829,580	1,822,563	1,521,938	1,371,218
Borrowings and subordinated debentures	306,668	374,621	349,938	360,469	412,917
Total stockholders’ equity	384,581	408,425	326,837	258,161	246,066

Selected Operating Data:
Total interest and dividend income	$115,476	$133,211	$131,944	$118,051	$87,732
Total interest expense	45,880	57,471	68,019	57,811	36,115

Net interest income	69,596	75,740	63,925	60,240	51,617
Fee income	28,181	30,334	26,654	13,539	9,373
All other non-interest income (loss)	808	1,261	(2,011)	(1,491)	5,550

Total net revenue	98,585	107,335	88,568	72,288	66,540
Provision for loan losses	47,730	4,580	4,300	7,860	1,313
Total non-interest expense	78,571	71,699	65,494	48,868	48,998
Income tax (benefit) expense — continuing operations	(11,649)	8,812	5,239	4,668	8,003
Net income from discontinued operations	—	—	—	371	—

Net (loss) income	$(16,067)	$22,244	$13,535	$11,263	$8,226

Less: Cumulative preferred stock dividends and accretion	1,030	—	—	—	—
Less: Deemed dividend from preferred stock repayment	2,954	—	—	—	—

Net (loss) income available to common stockholders	$(20,051)	$22,244	$13,535	$11,263	$8,226

Dividends per common share	$0.64	$0.63	$0.58	$0.56	$0.52
Basic earnings per common share	$(1.52)	$2.08	$1.47	$1.32	$1.16
Diluted earnings per common share	$(1.52)	$2.06	$1.44	$1.29	$1.10

Weighted average common shares outstanding — basic	13,189	10,700	9,223	8,538	7,122
Weighted average common hares outstanding — diluted	13,189	10,791	9,370	8,730	7,503

	At or For the Years Ended December 31,
	2009		2008		2007		2006		2005

Selected Operating Ratios and Other Data:
Performance Ratios:
Return on average assets	(0.60)%		0.87%		0.60%		0.53%		0.47%
Return on average equity	(3.90)		6.47		4.69		4.40		4.19
Interest rate spread	2.61		3.06		2.79		2.81		3.00
Net interest margin	3.00		3.44		3.26		3.24		3.33
Non-interest income/total net revenue	29.41		29.44		27.82		16.67		22.43
Non-interest expense/average assets	2.93		2.81		2.90		2.31		2.81
Dividend payout ratio	N/M		30.58		40.28		42.92		45.06

Growth Ratios:
Total loans	(2.27)		3.24		14.43		19.36		71.86
Total deposits	8.59		0.39		19.75		10.99		62.12
Total net revenues	(8.15)		21.19		22.52		8.64		38.28

Capital Ratios:
Tier 1 capital to average assets — bank	7.86		9.34		7.97		7.69		7.79
Total capital to risk-weighted assets — bank	10.71		12.28		10.40		10.27		11.12
Stockholders’ equity/total assets	14.24		15.32		13.00		12.01		12.09
Tangible common stockholders’ equity to tangible assets (1)	8.26		7.75		6.22		6.75		7.56

Asset Quality Ratios:
Nonperforming loans/total loans	1.97		0.61		0.54		0.45		0.08
Nonperforming assets/total assets	1.43		0.48		0.45		0.35		0.06
Net loans charged-off/average total loans	1.96		0.19		0.34		0.07		0.08
Allowance for loan losses/total loans	1.62		1.14		1.14		1.14		0.92
Allowance for loan losses/nonperforming loans	0.82	x	1.88	x	2.10	x	2.55	x	10.96	x

Share Data:
Book value per share	$27.64		$30.33		$31.15		$29.63		$28.81
Market price at year end	$20.68		$30.86		$26.00		$33.46		$33.50
Note: All performance ratios are based on average balance sheet amounts where applicable.

N/M	= Not Meaningful

(1)
Tangible common stockholders’ equity to tangible assets exclude goodwill and other intangibles. This is a non-GAAP financial measure that the Company believes provides investors with information that is useful in understanding our financial performance and condition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
This discussion is intended to assist in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

CRITICAL ACCOUNTING POLICIES
The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. Please see those policies in conjunction with this discussion. Management believes that the following policies would be considered critical under the SEC’s definition:
Allowance for Loan Losses. The allowance for loan losses is the Company’s estimate of probable credit losses that are inherent in the loan portfolio at the financial statement date. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although we believe that we use appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. Conditions in the local economy and real estate values could require us to increase our provisions for loan losses, which would negatively impact earnings. The allowance for loan losses discussion in Item 1 provides additional information about the allowance.
Income Taxes. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. In determining the valuation allowance, the Company uses historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. These underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.
Goodwill and Identifiable Intangible Assets. Goodwill and identifiable intangible assets are recorded as a result of business acquisitions and combinations. These assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows and market multiples analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.
Determination of Other-Than-Temporary Impairment of Securities. Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Should actual factors and conditions differ materially from those expected by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.
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

SUMMARY
Events in 2009 were affected by the severe recession and the financial market turmoil in the second half of 2008 and first half of 2009 which affected the U.S. and global economies. Federal stabilization measures were utilized which were unprecedented since the Great Depression. Financial impacts on the Company included the reduction of short-term government interest rates to near zero, and sharp increases in FDIC insurance premiums and assessments. While economic conditions were moderating beginning in the third quarter of the year, numerous economic indicators remained stressed through year-end. The recession followed a real estate bubble earlier in the decade, which led to a decline in real estate market prices and activity throughout the year.
The impacts of the recession affected all of the Company’s major categories of income and expense. The Company recorded a net loss of $16 million in 2009 including a $48 million provision for loan losses. Income before income taxes and the provision for loan losses was $20 million in 2009, down from $36 million in the prior year. The net loss per share of $1.52 in 2009 included the impact of additional common shares issued and charges related to dividends on preferred stock which was repaid in the first half of the year.
The provision for loan losses primarily reflected the impact of higher commercial loan net charge-offs and reserves. While the Company’s loan performance remained comparatively strong throughout the year, the Company initiated a comprehensive loan review in the fourth quarter to assess the impacts of the recession on the portfolio. Based on this review, management acted to restructure, outplace, or sell a number of larger commercial loans. Following this initiative, non-performing commercial loans increased to $35 million at year-end while the Company pursued the anticipated completion of workout strategies on the majority of this balance. Subsequent to year-end, the Company finalized restructure agreements on $9 million of these balances which are targeted to resolve these situations in 2010.
Berkshire conducted a successful common stock offering in May, and funds from the offering were used for the repayment of U.S. Treasury TARP preferred stock. Berkshire’s participation in the TARP program provided a profit to the Treasury on the Bank’s participation. At year-end, the Company was not participating in any federal capital support programs. Berkshire maintained the payout of common stock dividends during the year and ended 2009 with higher common equity capital and strong capital ratios
Berkshire’s strategies have emphasized long term over short term earnings. Its actions to increase capital and liquidity have decreased certain short term profit measures. Its ongoing discipline to remain asset sensitive will benefit future earnings if rates increase as the market anticipates, but this results in a lower current net interest margin. The Company held significant liquidity at the Federal Reserve Bank in the first half of the year, which provided maximum protection and flexibility, but comparatively little interest income. The Company also absorbed various expense charges, particularly in the fourth quarter, to be better positioned for the future.
Despite the impacts of the recession, Berkshire continued to move forward with organic growth of deposits and targeted loans. The Bank’s 100% insured deposits provided an attractive alternative to other investments in the unsettled financial markets. The Bank’s Community Investment Program, with a goal of $500 million in new loans, produced in excess of $600 million of loan originations to support the needs of its markets in the face of the tighter credit environment.

Berkshire maintained its forward looking focus in 2009, following record revenues and earnings in 2008. It expanded its business lines through the recruitment of high profile banking teams, and opened new regional and branch facilities in Springfield. The Company recruited important new executive leadership, reorganized and re-engineered key fee income business lines, and accomplished a major core systems upgrade. Highlights of the year’s activities were as follows:
2009 financial highlights:
•	9% deposit growth
•	8% commercial loan growth, excluding net charge-offs
•	10% wealth management new business generation
•	3.00% net interest margin
•	$32 million common stock raise in May followed by the $40 million TARP preferred stock repayment
•	Borrowings restructuring, lowering future interest expense
•	8.3% tangible common equity to tangible assets at year-end. Total year-end equity to assets was 14.2%
Other 2009 highlights and recent initiatives:
•	Strengthening of regional teams
•	Recruitment of Robert Curley as Chairman of the New York region and a director of the Company. Mr. Curley was previously Chairman and President of Citizens Bank New York.
•	Recruitment of a leading commercial banking team in the New York region
•	Opening of the well located Springfield regional headquarters, along with a new retail concept branch
•	Recruitment of new executive management
•	David Farrell, formerly a Director of the Company, was named as EVP of Insurance and Wealth Management. Mr. Farrell was previously a division president at TJX Companies.
•	Richard Marotta joined the Company as EVP, Risk Management. Mr. Marotta was previously an EVP and Group Head at KeyBank
•	Establishment of new product lines through recruitment of experienced and well recognized teams
•	Recruitment of New England middle market asset based lending team from TD Bank
•	Recruitment of Springfield Private Banking team from TD Bank, together with a wealth management professional from Bank of America
•	Lean Sigma initiative: re-engineering the Berkshire Insurance Group to create an enhanced sales and service delivery platform and improve group profitability in 2010
•	Innovative bundled solar energy financing package — combining lending, insurance, and tax credit financing

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2009 AND 2008
Balance Sheet Summary. Total assets remained steady at $2.7 billion during 2009. Strong originations of commercial loans and home equity loans partially offset runoff of residential mortgages and indirect auto loans. The strong deposit growth funded increases in high quality investment securities and the pay-down of borrowings, thereby improving liquidity. In the second quarter, the Company raised $32 million through the issuance of common stock, and these proceeds were used in the redemption of $40 million of U.S. Treasury preferred stock following regulatory approval. The ratio of tangible common equity to tangible assets was 8.3% at year-end 2009, while the ratio of total equity to assets was 14.2%.
Investment Securities. Total investment securities increased by $79 million (23%) in 2009 due primarily to purchases of short duration government agency collateralized mortgage obligations and corporate bonds. Securities growth also included a $32 million net increase in securities held to maturity primarily due to originations of tax-exempt bonds to local educational and health care institutions. At year-end 2009, the Company’s $421 million securities portfolio consisted of $197 million of mortgage-backed securities, $90 million of municipal obligations, $59 million of local development bonds, $37 million of corporate bonds, $23 million of FHLBB and other restricted stock, $7 million of trust preferred obligations, $5 million of government agency notes, and $3 million of other debt and equity investments.
At year-end 2009, all available-for-sale debt securities carried at least one investment grade rating by a major rating agency except for an investment in the Mezzanine Class B tranche of a $360 million pooled trust security and a municipal bond.
The Company evaluated the pooled trust security, with a Level 3 fair value of $1 million and a carrying value of $3 million, for potential other-than-temporary impairment at December 31, 2009 by performing a break-even analysis with the assistance of an independent third-party valuation-specialist to calculate the excess subordination of the Mezzanine Class B Tranche. The Company modeled actual cash flows from the pool’s underlying securities as provided by Intex Solutions, Inc. and adjusted these for actual defaults and assumed defaults to determine the amount of future credit losses that could be absorbed by the pool’s junior tranches before a single dollar of credit loss would be attributed to the Mezzanine Class B tranche.
The Company’s December 31, 2009 break-even results indicated that there was excess subordination of approximately $49 million above current and projected losses in the Mezzanine Class B tranche. Under this scenario, the pool would have to experience an additional $49 million of future losses, beyond those projected in the analysis, before a single dollar of credit loss is allocable to the security. The discounted, security-specific cash flows indicated that the security’s principal and interest was preserved. This security is expected to continue to perform in accordance with its terms and its impairment was viewed as temporary by the Company.
Additionally, the Company has an unrated available-for-sale municipal security at December 31, 2009. This municipal security had a $2 million carrying value and was in an unrealized gain position at year-end. At year-end, the trading security and substantially all of the held to maturity debt securities were unrated. The trading security is a local tax-exempt development bond that is designated as a trading asset because it is paired with an interest rate swap. The held to maturity securities are largely local municipal and development bonds. All of these bonds are performing and all of the development bonds have satisfactory internal commercial loan ratings except for one $2 million bond rated substandard.
The securities portfolio improved from a $2 million net unrealized loss at year-end 2008 to a $5 million unrealized gain at year-end 2009, reflecting improved pricing spreads after the financial market turmoil at the end of 2008. Gross unrealized losses of $3 million (1% of total outstandings) were concentrated in trust preferred securities, These securities all have at least one investment grade rating except for one pooled trust preferred security rated Caa1 which was previously discussed.
The Company’s $21 million investment in FHLBB stock has also been evaluated for impairment. The FHLBB reported a $187 million loss in 2009, following a loss in 2008; it produced a small profit of $6 million in the fourth quarter of 2009. Its December 31, 2009 regulatory capital represented 6.2% of total assets, exceeding the 4% requirement. Berkshire Bank is a member of the FHLBB and is required to maintain an investment in its capital stock. There is no ready market for this stock and it is carried at cost. The stock is redeemable at par by the FHLBB, in accordance with its redemption practices. The FHLBB has suspended its dividend to shareholders and placed a moratorium on excess stock repurchases. The FHLBB expects to continue its operations and the Company expects to be able to recover its investment in FHLBB stock at par in the future. Based on its periodic reviews, Berkshire has not recorded any other-than-temporary impairment of securities in 2008 or 2009. The Securities note to the accompanying financial statements provides additional information regarding the Company’s analysis of securities impairment.

The tax equivalent yield on investment securities declined to 4.0% in the fourth quarter of 2009 from 5.1% in the fourth quarter of 2008, primarily due to the purchases of low duration securities and run-off of higher yielding mortgage-backed securities in the current low rate environment. Additionally, the securities yield was reduced by the elimination of the dividend from the Federal Home Loan Bank of Boston in 2009; this dividend totaled $0.8 million in 2008. The duration of the debt securities at year-end 2009 was approximately 2 years, compared to approximately 4 years at the prior year-end. Total non-mortgage backed securities with maturities of five or more years increased to $122 million at year-end 2009 from $99 million at the prior year-end, as a result of the originations of tax-exempt development bonds. The majority of these bonds were originated with adjustable interest rates.
Loans. Total loans decreased by $45 million (2%) to $1.96 billion in 2009 primarily due to $39 million in gross loan charge-offs. Targeted growth in commercial loans and home equity lines mostly offset run-off in residential mortgages and auto loans. Berkshire produced growth of $83 million (8%) in commercial loans in 2009, excluding net charge-offs. Commercial loans grew at a double digit annualized pace in the second half of the year. Growth was lower in the first half of the year, as business loan demand softened in line with the sharp contraction in employment. Commercial loan growth included the benefit of the new commercial banking team recruited in New York in the second quarter of 2009, and also reflected market share gains from national banks which were reported to have tightened their supply of credit to the region as a result of pressures on capital and liquidity arising from conditions in other regions.
At year-end, the outstanding balance of commercial loan contracts written in 2009 was $204 million, of which $133 million was real estate related and $71 million was commercial business loans. Commercial business loans increased by only $7 million (4%) during the year due to the more rapid turnover of these loans and also because $19 million of these loans were reclassified as commercial real estate related during the year. Most of the $53 million net growth in commercial loans was in commercial real estate loans, although commercial construction loan outstandings declined by $19 million reflecting the decline in qualifying construction loan projects as a result of the recession. At year-end, the ten largest commercial loan outstandings on loan contracts written in 2009 totaled $86 million, including $22 million to commercial rental real estate borrowers, $17 million to educational institutions, $15 million to an apartment borrower, $16 million to ski resort borrowers, and $16 million to a telecommunications borrower and a law office borrower. In December, Berkshire recruited a longstanding and experienced New England middle market commercial asset based lending team which will be based in Woburn, Massachusetts and is expected to contribute $100 million in annual new loan production beginning in 2010
Berkshire produced a record volume of residential mortgages in 2009, responding to the high refinancing demand in its markets from residents eager to take advantage of lower rates. Berkshire increased its share in its major markets, originating $261 million in residential mortgages during the year. Most of this low fixed rate mortgage volume was sold to federal agencies, and as a result the Company recorded runoff from its residential mortgage portfolio. Total residential mortgages decreased by $68 million (10%) as a result of this runoff. Total residential mortgages sold were $156 million in 2009. The Company evaluated the bulk purchase of seasoned New England residential mortgages from banks in the region during 2009 but did not identify an appropriate purchase. The Company expects to continue to evaluate such packages to offset loan runoff and improve net interest income. The portfolio of residential mortgages serviced for investors increased to $245 million at year-end 2009, compared to $111 million at the prior year-end. This servicing portfolio is a source of ongoing income and opportunity to build customer relationships, and it may increase in value if interest rates increase in the future as anticipated. Berkshire also produced a $27 million (13%) increase in 2009 in home equity and other outstandings, including the benefit of pricing promotions in the first half of the year. The balance of indirect auto loans continues to decline as the Company allows this portfolio to runoff, reflecting the Bank’s strategic decision in 2008 to change its focus to lower risk, more relationship oriented consumer loan strategies. The balance of total auto loans declined to $77 million from $135 million during the year.
Berkshire offers back-to-back interest rate swaps to certain commercial loan customers, which allows the Bank to book a variable rate loan while providing the customer an ability to fix its interest rate. This allows the Bank to be more competitive with national financing sources and to avoid booking long term fixed rate assets at current low interest rates, as well as providing a source of fee income. The outstanding notional amount of interest rate swaps sold to commercial loan customers increased to $94 million from $39 million during 2009.

Total year-end loans with repricings over five years decreased slightly to $446 million in 2009 compared to $460 million in the prior year. The average yield on loans was 4.95% in the fourth quarter of 2009 compared to 5.79% in the same quarter of 2008. This reflected run-off of higher fixed rate mortgage and indirect auto loans, and bookings of lower variable rate commercial and home equity loans. Additionally, loan yields were affected by higher nonaccruing and renegotiated loans, together with the impact of lower LIBOR rates in 2009 following unusually high LIBOR spreads due to the financial crisis in 2008. LIBOR based commercial loans totaled $230 million of the $1.04 billion in total commercial loans at year-end 2009. In 2009, Berkshire exceeded its targets for commercial loan origination spreads compared to the internally assigned cost of funds. The Bank benefited from more frequent use of interest rate floors, which in many situations established an initial rate higher than the contracted rate due to the current low rate environment.
Problem and Potential Problem Loans Potential problem loans are loans which are currently performing, but where known credit weaknesses indicate the possibility of loss if the weaknesses are not corrected. Potential problem loans are typically commercial loans that are performing but are classified by the Company’s loan rating system as “substandard.” The Company’s potential problem loans increased in 2009 from $73 million at the beginning of the year to $122 million at the end of the third quarter. This increase included concentrations in loans for residential construction, lodging, and community nonprofit borrowers. In many situations, the loans had been originated in the 2005 — 2007 period and were made to long established area borrowers who borrowed to expand their operations and did not subsequently achieve the projected revenues. Total nonperforming loans increased from $12 million to $23 million over these first nine months, although many of these credits continued to make payments, often including support from guarantors. Due to the impact of the financial crisis, economic activity contracted sharply in the second half of 2008 and the first half of 2009. The third quarter of 2009 was the first quarter when conditions were stabilizing for a number of businesses. Additionally, many of the Company’s borrowers have seasonally strong summer cash flows and financial information is often updated in the fourth quarter based on seasonal and tax filing schedules. As a result of these factors, in many cases, the fourth quarter represented the first opportunity for the Company to be able to make a better assessment of the impact of events on the condition and prospects of commercial borrowers.
The Company undertook a significant initiative in the fourth quarter to obtain updated historic and pro forma financial information on potential problem and other lower rated commercial loans. Additionally, updated opinions of value from third party appraisers or the secondary market were obtained for many credits, and they reflected recent trends of decreasing real estate values. In performing its analyses, the Company also utilized guidance that was provided to the industry by federal regulators in the fourth quarter about prudent commercial real estate loan workouts.
The Company’s net loan charge-offs in 2009 exceeded its estimates of losses inherent in the portfolio at the beginning of the year. These loan losses also reflected economic and market changes in 2009 that affected borrowers. While overall loan payment performance remained within the expected range throughout the year, the Company’s initiative in the fourth quarter established that in a number of situations, borrower reserves were being depleted and collateral values were declining more than was previously apparent. In order to reduce exposure to problems and potential problems, management took actions to reduce these exposures through loan modifications, loan sales, loan refinancings, and partial charge-offs. For a number of relationships, the Company negotiated loan restructurings to reduce certain borrowers’ debt service, while maintaining a charged-off component to preserve future recovery potential. At the conclusion of the fourth quarter, potential problem commercial loans totaled $62 million, compared to $122 million at the start of the quarter and also down from $73 million at the start of the year.
Commercial loan net charge-offs totaled $28 million in the fourth quarter, measuring 2.69% of commercial loans outstanding at the start of the quarter. They were concentrated in relationships totaling $53 million with charge-offs totaling $22 million. Many of these relationships were current in their loan payments but were at risk of becoming delinquent in the future due to economic conditions. These relationships were spread among the Company’s regional markets, and included exposures in the sectors where the Company had seen elevated stress, including residential construction, lodging, and community non-profits. The significant charge-off rate among the above loans reflected the impact of lower cash flows and appraised values, and in many cases included the impact of restructured loans wherein the Bank targeted to reduce the book balance to a conforming amount underwritten to provide debt service coverage of 110% or more based on existing cash flows and loan-to-value ratios not to exceed 85%. The charge-off rate also reflected the specialized real estate collateral in the stressed loan sectors, which in some cases limited the alternative uses for the collateral in the current depressed markets. Also, liquidity premiums for many property types have increased significantly due to the low volume of transactions in current markets.

At year-end, commercial nonperforming loans totaled $35 million, or 1.30% of total assets. Many of these loans were continuing to make loan payments through year-end. The Company had active workout plans on the majority of this balance, and specific reserves of $6 million associated with these loans. In a number of cases, the Company’s workout plans for these loans were established during the fourth quarter initiative discussed above, and there was insufficient time before year-end to complete many of these resolutions. Total nonperforming assets measured $39 million, or 1.43% of total assets at year-end 2009. This was increased from $13 million, or 0.48% of total assets, at the prior year-end. The Company’s nonperforming asset ratio at year-end 2009 compared favorably to FDIC statistics, with the national average measuring 3.32% and the average for banks headquartered in the northeast region measuring 2.31%.
The Company’s accruing loans delinquent 30 days or more measured 0.36% of total loans at year-end 2009, compared to 0.51% at the prior year-end. Performing troubled debt restructurings totaled $18 million at year-end 2009, compared to $6 million at the prior year-end. These loans included a number of loans which were modified in the fourth quarter to be conforming performing loans. Many of these loans are expected to be reclassified out of the troubled debt category in the first quarter of 2010, based on their performance and risk adjusted market interest rates. Of note, foreclosed and repossessed assets totaled only $0.2 million at year-end 2009, compared to $0.9 million at the prior year-end.
Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate. The Company’s methodologies for determining the loan loss allowance are discussed in Item I of this report. The Company considers the allowance for loan losses of $32 million appropriate to cover probable losses which can be reasonably estimated and which are inherent in the loan portfolio as of December 31, 2009. Actual future losses may be higher than this estimate and will depend on future economic and financial conditions and regulatory requirements. At year-end 2009, there were significant challenges and uncertainties in the Company’s environment as described in the Economic Events section of Item I. The impact of these future events and events in the Company’s real estate markets is uncertain.
The Company recorded net loan charge-offs totaling $39 million in 2009. The Company had established a loan loss allowance totaling $23 million as of the start of the year. While the Company had seen an adverse trend in its commercial loan risk ratings, loan performance in 2008 remained relatively strong and the Company did not believe that inherent losses at year-end 2008 were outside of the range contemplated by its current loan loss allowance methodology. Loan performance remained comparatively strong through 2009, and the Company’s assessment of inherent losses did not change significantly through the third quarter of the year. As previously discussed, the Company undertook an initiative in the fourth quarter to obtain new information and reduce risk, and $31 million in net loan charge-offs were recorded in the fourth quarter. At year-end, the Company’s $32 million allowance for loan losses included $26 million in pool reserves and $6 million in specific reserves for impaired loans. This compared to a $24 million allowance at the end of the third quarter, which included $21 million in pool reserves and $3 million in specific reserves for impaired loans. The $5 million increase in pool reserves in the fourth quarter included a new balance of $3 million in pool reserves for $20 million of commercial potential problem loans which were viewed as higher than normal risk. Additionally, residential mortgage and consumer loan pool reserve factors were increased in the fourth quarter. While the Company recognized that there were some factors suggesting a higher probability of loan loss which were observed in the third quarter, the Company did not have sufficient information based on loan payment performance and loan losses among other factors which would have provided a basis for a higher estimate of inherent losses at that date. Including the additional information obtained in the fourth quarter, the Company believes that it has recognized existing and identifiable loan losses and has provided reserves for its best estimate of probable losses inherent in the loan portfolio at year-end 2009.
The ratio of the loan loss allowance to total loans was 1.62% at year-end 2009, compared to 1.14% at the prior year-end. Impaired loans with specific reserves totaled $30 million, with $6 million in specific reserves at year-end 2009 (0.33% of total loans), compared to a $7 million total with $1 million in specific reserves at the prior year-end. The increase in loans with specific reserves was related to the increase in nonaccruing loans. The impaired loans with no valuation allowance included the troubled debt restructurings, which included a number of loans which were expected to be upgraded from this status after year-end due to ongoing loan performance and their risk adjusted market interest rates.

Goodwill and Other Intangible Assets. Total goodwill and other intangible assets decreased to $176 million at year-end 2009 from $179 million at the prior year-end, primarily due to the amortization of intangibles. The balance of goodwill was $162 million at year-end 2009, of which $139 million was attributable to the banking reporting unit.
The Company evaluated goodwill for its two reporting units, Banking and Insurance, at year-end as follows,
Banking Reporting Unit (“Banking RU”):
Step 1
The Company calculated the implied fair value of the Banking RU’s equity by applying a combination of market and discounted cash flow valuation methodologies.
The market valuation approach was based on a comparison of the Banking RU to 12 publicly-traded financial institutions identified as guideline companies on the basis of size, geography, and performance metrics. The Company conservatively calculated the first quartile multiple of the reference group’s price to common book value, price to tangible book value and price to 2010 forward earnings estimates and multiplied these against the Banking RU’s December 31, 2009 common book value, tangible book value and 2010 forward earnings estimate, respectively, to arrive at three different minority basis values. These values were then adjusted for a control premium assessed from recent market transactions, and weighted, 25%, 25%, and 50%, respectively, to arrive at an imputed fair value of equity of the Banking RU.
The cash flow valuation approach was based on the Banking RU’s cash flow projections through 2012. The projected earnings were adjusted to remove the effects of non-cash charges from amortization, cost savings, and earnings retained for capital growth and the resulting cash flows were discounted based on a rate determined using the Capital Asset Pricing Model.
The market and discounted cash flow valuations were weighted 40% and 60%, respectively, and compared against the Banking RU’s carrying value as of December 31, 2009. These weights were deemed reasonable based on the expected relative importance for market participants in the current market environment. Based on this analysis, the implied fair value of the Banking RU’s equity was estimated to be less than its carrying value. The unit thus failed the first step of the goodwill impairment test and the Company proceeded with the second step.
Step 2
In performing the second step of the Banking RU’s impairment analysis, the Company estimated the fair values of its net assets.
The Company valued the Banking RU’s de-novo core deposit intangible using a discounted cash flow approach. Deposits are considered core when they are stable and have a material benefit relative to alternative funding sources. Such deposits include checking, savings and money market accounts. The value of the core deposits was principally based on the realization of cost savings between the cost of deposits and the cost of alternative funding. The cost savings are defined as the difference between the cost of funds on deposits (interest costs and net maintenance costs) and the cost of an equal amount of funds from an alternative source having a similar term as the deposit base. Cash flows estimated over the life of the deposit base were adjusted for estimated deposit runoff and discounted using the Capital Assets Pricing Model.

As the oldest and largest reporting unit of the Company, the Company’s trade name was wholly attributed to the Banking RU. The Berkshire Bank trade name represents a competitive advantage to the Company due to its associated brand recognition and has value for a potential acquirer. Recognizing that an intangible asset may derive value from the avoidance of licensing costs for use of a similar asset, the Company estimated the value of the trade name using the Relief from Royalty Method while assuming that an acquirer would maintain the trade name for a period of 3-years after an acquisition.
On the basis of the preceding analysis and the resulting fair value of assets and liabilities, the Company estimated that the implied fair value of the goodwill of the Banking RU was greater than its $138.5 million carrying value. The unit thus passed the second step of the goodwill impairment test and a goodwill impairment charge was not deemed necessary as of December 31, 2009.
Insurance Reporting Unit (“Insurance RU”):
Step 1
As with the Banking RU, the Company calculated the implied fair value of the Insurance RU’s equity by applying a combination of market and discounted cash flow valuation methodologies.
In applying the market approach to the Insurance RU, seven publicly-traded insurance brokers were identified as a reference group. The Company determined the median market capitalization to net income multiple and the median market value of invested capital to EBITDA multiple for the reference group and conservatively adjusted these multiples to factor for the size differential between the guideline companies and the Insurance RU. The multiples calculated in this manner were multiplied by the Insurance RU’s net income and EBITDA for the twelve months ended December 31, 2009 to arrive at two minority basis values. These values were then adjusted for a control premium assessed from recent market transactions, and weighted, 50% and 50%, to arrive at an imputed fair value of equity of the Insurance RU.
The cash flow valuation approach was based on the Insurance RU’s cash flow projections through 2012. The projected earnings were adjusted to remove the effects of non-cash charges from amortization, cost savings, and earnings retained for capital growth and the resulting cash flows were discounted based on rate determined using the Capital Asset Pricing Model.
The market and discounted cash flow valuations were weighted 40% and 60%, respectively, and compared against the Insurance RU’s carrying value as of December 31, 2009. These weights were deemed reasonable based on the expected relative importance given by market participants in the current market environment. Based on this analysis, the implied fair value of the Insurance RU’s equity was estimated to be greater than its carrying value. The unit thus passed the first step of the goodwill impairment test, and the Company did not proceed with the second step.
Cash Surrender Value of Life Insurance. Berkshire Bank owns various life insurance policies which were written as part of the benefits program provided to certain officers in prior years, including policies relating to officers of acquired banks. The cash surrender value of these policies did not change significantly during 2009, and totaled $37 million at year-end. The two largest insurance company exposures totaled $16 million and $10 million, and both of these companies were rated AA+. There were no material exposures to carriers below investment grade ratings at year-end 2009.
Other Assets. Other assets increased by $20 million to $59 million at year-end 2009 primarily due to an $11 million increase in prepaid insurance premiums and an $11 million increase in the federal income tax receivable. The FDIC instituted a requirement in 2009 that insured institutions prepay estimated FDIC insurance premiums through 2012 due to shortfalls in FDIC funding as a result of increased bank failures. The Company does not earn interest on this prepaid balance. The increase in the federal income tax receivable is due to the fourth quarter loss and the benefit of the carryback allowance against the $12 million in income tax payments made over the prior three years. At year-end 2009, the Company had net operating loss carryforwards of $1 million for federal income tax purposes. The total net deferred tax asset was $12 million at year-end 2009 and 2008. The Company believes this asset will be realized based on future anticipated pre-tax income. The Company recorded a $3 million increase in limited partnership equity investments to $9 million in 2009, including solar energy and low income housing partnerships, and it had an additional $5 million committed to fund these partnerships in 2010.

Deposits. Total deposits increased by $157 million (9%) to $1.99 billion in 2009. Growth was concentrated in demand deposits ($44 million, 19%) and money market deposits ($85 million, 19%), reflecting Berkshire’s emphasis on relationship promotions. As a result, total non-maturity deposits increased by $132 million (12%), while total time deposits increased by $25 million (3%). The growth in time deposits was due to growth in accounts with balances over $100 thousand, which totaled $390 million at year-end 2009, benefiting from the higher FDIC insurance limits now available. Most of the deposit growth was concentrated in the first half of the year, totaling $122 million during that period. Most of the first half growth was concentrated in the New York region, where deposits grew by $99 million to $265 million, benefiting from pricing promotions in that market. New York deposits increased further to $277 million at year-end in this ten branch region which was created through de novo expansion in recent years. First half deposit growth also benefited from pricing promotions and unsettled conditions that existed in financial markets during that time.
Much of the year’s deposit growth was in commercial non-maturity deposits, which increased by $95 million (28%) to $447 million, or 37% of total non-maturity deposits. Retail non-maturity deposits increased by $36 million (5%) to $769 million in 2009. New York retail non-maturity deposits increased by $77 million, offsetting a $41 million (6%) retail decrease in other regions. By emphasizing lower cost non-maturity deposits and lowering time deposit costs, Berkshire has reduced the cost of its deposits in order to offset the impact of lower asset yields in the current low interest rate environment. The average annualized cost of deposits decreased to 1.48% in the fourth quarter of 2009 from 1.99% in the fourth quarter of 2008. Time accounts maturing over one year increased by 5% to $307 million from $293 million during 2009. Deposit growth was channeled into improved liquidity for the Company, including higher investment securities and lower borrowings. The ratio of loans/deposits stood at 99% at year-end.
During the second quarter of 2009, Congress extended the $250 thousand insurance limit on insured deposit accounts (temporarily increased from $100 thousand) from December 31, 2009 to December 31, 2013. As a result of its membership in the Massachusetts Depositors Insurance Fund (DIF), the full amount of all of Berkshire’s deposits is insured through the combination of FDIC and DIF insurance. In addition to the required FDIC insurance, Berkshire Bank also opted-in to the FDIC’s temporary unlimited insurance on transaction accounts, and has elected to maintain its participation in this program until its current expiry on June 30, 2010. The Company also opted-in to the FDIC Temporary Liquidity Guarantee Program, but no guaranteed debt was issued by the Company under this program. Due to a rising rate of bank failures, the FDIC has raised its regular insurance premium rates to banks, and additionally levied a special assessment in the second quarter which resulted in a $1.2 million charge to the Company. FDIC insurance expense measured 0.16% annualized based on average deposits in the most recent quarter. As previously discussed, the FDIC has also required the prepayment of estimated insurance premiums through 2012. Due to the uncertainties regarding the FDIC’s future insured losses and its funding requirements, there may be additional future changes in FDIC insurance premiums and payment requirements. Bank failures are widely anticipated to increase, and the FDIC’s reserve levels are currently below targeted levels. During the second quarter of 2009, Congress increased the FDIC borrowing limit from the U.S. Treasury, providing the FDIC with additional liquidity to manage bank failures and to pay claims on guaranteed bank debt.
Borrowings and Debentures. Total borrowings and debentures decreased by $68 million to $307 million during 2009. The liquidity provided by strong deposit growth was used in part to reduce borrowings. Due to the low interest rate environment, the Company repaid certain long term FHLBB advances in the first quarter and in the fourth quarter, and recorded prepayment charges in those quarters related to these actions. Borrowings were shifted into low cost overnight FHLBB advances. Berkshire Hills Bancorp also prepaid a $17 million term loan during the year and due to the cash liquidity from its common stock offering, it did not renew its short term line of credit in the fourth quarter. At year-end 2009, Berkshire had $160 million in notional amounts of cash flow hedges (of which $150 million had been contracted prior to 2009), which fix the rate on designated variable rate borrowings at a weighted average rate of 4.28%. As a result, the average cost of borrowings of 4.30% in the fourth quarter of 2009 was up slightly from 4.21% in the fourth quarter of 2008. Following the prepayment of certain FHLBB term advances in the fourth quarter, Berkshire expects the average cost of borrowings to decrease in 2010.

Derivative Financial Instruments. The Company has relationships with several national banks which are counterparties for its interest rate swaps. At year-end 2009, the Company had $94 million in total notional value of interest rate swaps with commercial loan customers, which were offset with back-to-back swaps with bank counterparties. This was increased from $39 million at the prior year-end. The Company also had $165 million in total notional value of interest rate swaps with bank counterparties which were hedging balance sheet assets and liabilities. At year-end, the Company’s swaps portfolio had gross unrealized losses of $14 million which was improved from $24 million at the prior year-end. The portfolio had gross unrealized gains of $3 million and $4 million at these year-ends, respectively. The net unrealized loss position reflects the unanticipated decline in market rates as a result of government interventions to respond to the economic crisis, and the improvement in 2009 resulted from improved market pricing spreads as market conditions moved towards normalization during the year.
Other Liabilities. The reduction in Other Liabilities was primarily due to the payment of a clearing balance due to broker as a result of securities purchases pending settlement at year-end 2008.
Stockholders’ Equity. Total common stockholders’ equity increased in 2009 to $385 million from $372 million. During the second quarter, Berkshire raised $32 million in net proceeds from a public common stock offering and subsequently repaid $40 million in preferred stock previously issued to the U.S. Treasury. Total stockholders’ equity decreased to $385 million from $408 million at the start of the year primarily due to the $16 million net loss in 2009 and the net impact of the above stock activity. Berkshire’s equity benefited by $9 million due to an increase in the market values for the Company’s securities and derivatives contracts. This benefit mostly offset the $8 million impact of common stock dividends during the year.
In the May 2009 $32 million common stock offering, Berkshire issued 1.61 million shares (including the underwriter’s overallotment option), at a price of $21.50 per share. In the same month, Berkshire repaid the full $40 million balance of preferred stock owned by the U.S. Treasury. Due to this repayment, Berkshire recorded a $3 million deemed dividend which was charged against income available to common stockholders in the second quarter. This one-time deemed dividend had no impact on cash or on stockholders’ equity. In June 2009, Berkshire repurchased the warrant for common shares which had been issued to the U.S. Treasury. This $1 million repurchase was a cash transaction that reduced stockholders’ equity but was not a charge against income available to common stockholders. During the six month period in which the Company was involved with the Treasury Capital Purchase Program, it paid a cash dividend at a 5% annual rate on the outstanding preferred stock and paid the $1 million warrant repurchase price. Accordingly, the total cash financing cost paid by the Company while it utilized this financing was equivalent to approximately a 10% after-tax annualized rate on the funds utilized by the Company. This cost represented income to the U.S. Treasury for Berkshire’s involvement in the program. Berkshire fully complied with all terms of the Capital Purchase Program during its participation. In addition to the financing cost, the Company paid higher taxes on executive compensation and complied with various program rules affecting its operations. Repayment of the preferred stock was approved by the Company’s banking regulators. As of mid-year 2009, Berkshire was no longer subject to any of the terms of the U.S. Treasury Capital Purchase Program.
Tangible common equity measured $14.98 per share at year-end 2009, compared to $15.73 at the end of the prior year. Total common equity measured $27.64 per share at year-end 2009 compared to $30.33 at year-end 2008. The ratio of total equity to assets was 14.2% at year-end 2009 compared to 15.3% a year earlier. The Company’s ratio of tangible common equity to tangible assets measured a strong 8.3% at year-end 2009, which was up from 7.7% at the prior year-end. This non-GAAP ratio excludes goodwill and intangible assets and is regularly considered by investors.
At year-end 2009, Berkshire Bank’s regulatory capital ratios exceeded the requirements to be considered “well capitalized”, with the risk based capital ratio measuring 10.7%. The Bank is regulated by the FDIC and Berkshire Hills Bancorp is regulated by the Office of Thrift Supervision (OTS), which does not establish required holding company capital ratios similar to those of the other bank regulatory agencies. There are currently proposals in Congress to consolidate federal bank supervision, including the merger of the OTS into another regulatory agency. The future of these proposals and their impact on the Company are uncertain, but the Company has no present expectation that there would be a material impact on the Company’s operations if there is such a regulatory restructuring.

With the addition of the 1.6 million shares issued in May, Berkshire finished the year with 13.9 million common shares outstanding. Based on the year-end closing stock price of $20.68, Berkshire’s market capitalization was $288 million.
COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Summary. The Company recorded a loss of $16 million in 2009 following a record profit of $22 million in the prior year. As previously discussed, Berkshire’s common equity capital and liquidity improved during the year. The change in operating results reflected the impact of the severe recession on the Company’s earnings. The primary impact was in the provision for loan losses, which increased to $48 million from $5 million. Additionally, total net revenue declined to $99 million from $107 million due to adverse pricing conditions affecting both interest and non-interest income. Total expenses increased to $79 million from $72 million primarily due to the impact of higher FDIC assessments on the industry. The above impacts were increased by management’s initiatives in the fourth quarter, wherein costs were incurred to assess and restructure certain aspects of balance sheet and operational management to reduce future risk and benefit future earnings. These initiatives included a number of loan restructurings, prepayment of higher cost borrowings, and re-engineering of the insurance group. On a per share basis, the Company recorded a loss of $1.52 in 2009 compared to income of $2.06 in the prior year. All references to results per share in this report are to diluted earnings per common share unless otherwise noted. In 2009, per share results were impacted by preferred dividends in the first half of the year, as well as by higher average common stock outstandings following capital offerings in October 2008 and May 2009.
Total Net Revenue. Total net revenue consists of net interest income and non-interest income. Total net revenue decreased by $9 million (8%) in 2009 compared to 2008 due to the impacts of the severe recession. This was comprised of a $6 million (8%) decrease in net interest income and a $3 million (8%) decrease in non-interest income. Net revenue per share decreased by 25% to $7.47 from $9.95, reflecting the additional shares issued. Fee income increased slightly to 29% of total net revenue in 2009 from 28% in 2008. Berkshire continues to focus on long-term growth of this ratio to diversify revenue and to increase franchise value reflecting higher market share achieved through improved cross sales.
Net Interest Income. The 8% decrease in net interest income was due to a decrease in the net interest margin to 3.00% in 2009 from 3.44% in the prior year. The Company’s asset liability model had predicted a decrease in net interest income from 2008 in an unchanged rate environment. U.S. Treasury rates remained fairly stable in 2009, with near zero short term rates as a result of Federal Reserve stimulus policy and a positively sloped yield curve. Due to the Company’s asset sensitive interest rate profile, this environment created substantial pressure on margins as variable rate assets repriced and fixed rate assets refinanced. While the Company had anticipated that commercial loan growth would offset some of this pressure, the benefit of this growth was largely offset by the tightening of LIBOR spreads and by the high level of mortgage refinancings and repricings. Other factors contributing to the decrease in net interest income included the planned runoff of higher yielding indirect auto loans, market floors on deposit pricing in the very low rate environment, and the elimination of the dividend by the FHLBB, which had contributed $0.8 million in revenue in 2008.
Average earning assets increased by 6% during 2009, as deposit growth was channeled into investment securities with low market yields. Deposit growth was strongest in the first half of the year, at a time when commercial loan demand was soft due to the economic contraction and new funds were held in overnight investments with little yield. Mortgage runoff was also highest during the first half of the year, with the market responding to federal interventions to reduce long term mortgage rates. The Bank sold most of these low fixed rate mortgages rather than holding them in portfolio. The net interest margin decreased from 3.41% in the fourth quarter of 2008 to 2.91% in the second quarter of 2009. Around midyear, the Company began investing overnight funds in 1-3 year investment securities, more residential mortgage originations were retained, commercial loan growth accelerated, and there was continued focus on loan and deposit pricing to offset the impact of market conditions. With the benefit of these actions, the net interest margin improved to 3.05% in the fourth quarter of 2009. This margin was also affected by the increase in nonperforming assets, which management intends to reduce in 2010. Additionally, the prepayment of higher rate borrowings in the fourth quarter is expected to contribute to an improved margin in 2010.

The average yields on all major categories of earning assets decreased steadily throughout the year as repricings were affected by the low market rates. Additionally, higher yielding auto loans and mortgages ran-off and were replaced in part by lower yielding investments and home equity loans. The yield on total earning assets decreased by 0.91% from 5.67% in the fourth quarter of 2008 to 4.76% in the fourth quarter of 2009. Average costs of interest bearing liabilities generally decreased throughout the year, while borrowing costs increased slightly due to changes in the borrowing mix. The cost of interest bearing liabilities decreased by 0.57% from 2.64% in the fourth quarter of 2008 to 2.07% in the fourth quarter of 2009. For the year, the net interest spread decreased by 0.45%. Much of the growth in interest bearing assets was funded by non-interest bearing demand deposit accounts and contributed capital. The net interest margin decreased by a lesser amount of 0.44%. Of note, in calculating yields and margins, earning assets include nonaccruing loans and FHLBB stock, and calculations are adjusted for the fully tax equivalent benefit of municipal bonds and other tax advantaged securities.
Non-Interest Income. The $3 million (8%) decrease in non-interest income included a $2 million (7%) decrease in fee income. Berkshire posted increases in deposit and interest rate swap fee revenues. Deposit service fee income increased by $0.3 million (3%) due to higher business volumes related to deposit growth. Commercial interest rate swap fees increased by $0.6 million reflecting increased marketing of these instruments and improved competitive and interest rate conditions in this market. These swaps are generally written in conjunction with certain larger commercial loan originations. Loan fee income decreased by $0.8 million. While the Company processed higher mortgage loan refinancing volume in 2009, the costs of handling the volume surge generally offset the benefit of higher secondary market income. Mortgage servicing fee income decreased due to amortization and impairment charges for mortgage servicing rights as a result of the high refinancing volumes. Wealth management fee income decreased by $0.9 million (16%) primarily due to the lower stock market prices on which some of this income is based. After prices recovered towards the end of the year, total assets under management reached $668 million at year-end 2009, compared to $670 million at the start of the year. Wealth management new business volume measured 10%, reflecting ongoing new business in this segment. Fourth quarter 2009 wealth management fees had recovered to within 3% of results in the fourth quarter of the prior year. Insurance revenues decreased by $1.4 million (11%) due to lower contingency income and ongoing tighter pricing conditions in the consumer and commercial markets. Retail income has also been affected by more competitive conditions in Massachusetts, and commercial income has been affected by reductions in commercial insurance in force due to the impact of downsizings on local businesses. Insurance fee income is seasonal, with most contingency income received in the first half of the year. The Company is pursuing fee income initiatives in all of its business lines through product development and cross sale programs. In the insurance group, the Company is planning to intensively market employee benefits programs which it began offering a year ago in conjunction with a third party partner. Additionally, the insurance group is being restructured to reduce costs based on the current revenue environment, and also to improve service and make growth more scaleable as it expands throughout the Company’s regions.
The Company recorded an increase in other non-interest income due to the benefit of hedge accounting revaluations. Non-recurring non-interest income items included prepayment fees, a swap termination gain, and a credit for a merger termination fee. The Company recorded $3 million in costs for the prepayment of FHLBB borrowings in the first and fourth quarters. The company recorded a $1 million gain on an interest rate swap termination in the first quarter. The Company recorded $1 million in revenue related to the June termination of a merger agreement with CNB Financial Corp. as a result of an unsolicited offer that was accepted by CNB.
Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The provision for loan losses totaled $48 million in 2009 compared to $5 million in 2008. The loan loss provision in 2009 exceeded net charge-offs of $39 million, and as a result, the allowance for loan losses increased to 1.62% of total loans from 1.14% at the start of the year.
The Company had anticipated that the amount of net loan charge-offs and the loan loss provision would increase in 2009 due to the increase in potential problem loans and an expected deepening of the recession in the economy and real estate markets. The potential impact of the recession in the Company’s markets was uncertain. These markets generally did not experience the level of speculative development and subprime lending that were prevalent in growth markets elsewhere in the U.S. Berkshire did not operate subprime lending programs and substantially all of its loan portfolio is to relationships in and around the Company’s lending areas in New England and New York.

Total net loan charge-offs measured 1.96% of average total loans in 2009, compared to 0.19% in the prior year. The Company’s 2009 loan losses compared favorably to FDIC 2009 averages, with the national average measuring 2.49% and the average for banks headquartered in the Northeast region measuring 2.75%. Berkshire’s commercial net loan charge-offs totaled 3.32% of average commercial loans in 2009. Residential mortgages averaged 0.32% of average loans. Auto loan charge-offs measured 2.29% of average auto loans. Home equity and other consumer loan losses averaged 0.45% of average loans.
Non-Interest Expense and Income Tax Expense. Total non-interest expense increased by $7 million (10%) in 2009 compared to 2008. The increase included $4 million in higher expense for FDIC insurance and $2 million for the cost of fourth quarter initiatives. The increase in FDIC insurance cost was related to higher charges levied against the industry, as was previously discussed. Additionally, the Bank chose to voluntarily participate in the unlimited transaction account insurance, which resulted in additional premium charges. Before FDIC expense, total expense in the first nine months of 2009 was $1 million less than in the same period of 2008. The Company recorded $2 million in expense for fourth quarter initiatives, including the loan review/restructuring initiative, insurance re-engineering, sign-on bonus and severance expense, and costs for the expanded review of goodwill.
Before the cost of FDIC expense and fourth quarter initiatives, total expense for the year increased by $1 million (1.5%) compared to the prior year. Expenses in 2009 included fourth quarter costs related to the start-up of the asset based lending group and the opening of the Springfield regional headquarters and the new Springfield branch. Total salary and benefit expense was flat from year to year. Executive bonuses were forfeited in 2009, and total incentive compensation decreased by $1 million. Compensation expense also declined as a result of a $1 million increase in direct compensation costs that were recorded as charges against non-interest income as a result of current year loan sale activity. Excluding these factors, total salaries and wages increased by $2 million (6%) in 2009 compared to 2008. The Company had 622 full time equivalent employees at year-end 2009, compared to 610 in 2008, including new positions related to its expansion and new business initiatives. Amortization expense for intangibles decreased based on lower intangibles. Nonrecurring expense in 2009 included costs associated with the terminated CNB merger and other charges related to the restructuring of the Integrated Services division which was created at the beginning of the second quarter, together with a legal settlement related charge. Other expense included an increase in loan expense due to higher problem and potential problem loans. Due to the increase in total expense, the ratio of non-interest expense to average total assets increased to 2.93% in 2009 from 2.81% in 2008.
The Company recorded a $12 million income tax benefit in 2009, measuring 42% of the pre-tax loss, due to the full recoverability of prior period federal tax expense through carrybacks and carryforwards. There is no state income tax loss carryback or carryforward benefit, whereas there is normally a 6-7% effective state tax rate on pre-tax income. The Company also has a tax benefit related to tax exempt investment income, which provided a 6% rate benefit in 2009. The effective tax rate was 28% in 2008, including a rate benefit of 3% related to the elimination of a state tax valuation allowance as a result of growth in the Bank’s taxable income, along with the ongoing benefit from tax advantaged investments and other ongoing tax credits.
Results of Segment and Parent Operations. The banking segment reported a $16 million loss in 2009, and the consolidated result was a $16 million loss. In comparison, the results were record income of $22 million in 2008 for both the banking segment and the consolidated total. The change in results in the banking segment was primarily due to the same factors that affected consolidated results, which have been discussed previously. Net income of the insurance segment decreased to $1 million from $2 million due to a 11% decrease in revenues reflecting the soft pricing conditions in the industry and other impacts of the recession and competition on revenues. The parent received $12 million in dividends from the Bank and $3 million in dividends from the insurance group. The parent recorded a $1 million credit to revenue representing a merger termination fee received, and operating expenses increased and included expenses related to the terminated merger agreement. The parent had $24 million in cash on deposit at the Bank at year-end 2009.
Comprehensive (Loss) Income. Comprehensive (loss) income is a component of total stockholders’ equity on the balance sheet. It includes changes in accumulated other comprehensive income (loss), which consist of changes (after-tax) in the unrealized market gains and losses on securities available for sale and the net gain (loss) on derivative instruments used as cash flow hedges. The Company recorded a comprehensive loss of $7 million in 2009, which was less than the $16 million operating loss due to the improved market prices of securities and derivative instruments. In 2008, the Company recorded $9 million in comprehensive income which was lower than the $22 million net income for the year due to the decrease in market prices of securities and derivatives instruments. These results reflected the impact on interest rates and market prices of the financial turmoil in the second half of 2008 and the partial recovery to more normalized market conditions in 2009.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Summary. Net income rose to a record $22 million in 2008. Earnings per common share rose to a record $2.06. Financial highlights in 2008 included:
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
Record results in 2008 were the result of positive operating leverage due to the benefit of organic growth and the new Vermont operations. Despite the spreading recession in 2008, Berkshire generated higher year-over-year earnings per share in every quarter of the year. These results were achieved despite the impact of Berkshire October common stock offering, which reduced EPS by $0.06 in the fourth quarter and by $0.07 for the year. This successful public offering totaled nearly $40 million and bolstered equity capital, which totaled 15.3% of total assets at year-end. Berkshire also issued $40 million in preferred stock under the Treasury Capital Purchase Program and agreed to expand the flow of credit and support economic vitality in the communities that it serves.
Net Income. Total net income increased by 64% to a record $22 million in 2008 from $14 million in 2007. Most categories of income and expense increased in the first nine months of 2008, including the benefit of Vermont operations acquired in September 2007. Earnings in 2007 were reduced by charges relating to the completion of the Vermont acquisition and an associated balance sheet restructuring. All earnings per share references in this report are to diluted earnings per share unless otherwise noted.
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
The return on assets increased to 0.87% in 2008 from 0.60% in 2007, and the return on equity increased to 6.5% from 4.7%. These returns in 2008 were the highest level reported by the Company since 2004. The 3.44% net interest margin was the highest since 2003. These results showed the benefit resulting from acquisitions and organic growth in recent years which allowed Berkshire to develop its management, infrastructure, and integration with the goal of achieving higher franchise and stockholder value. Additionally, the Bank’s ten-branch de novo expansion into the New York Albany region continued to mature, reaching $165 million in total deposits.
Berkshire’s common and preferred stock placements in the fourth quarter of 2008 decreased the Company’s leverage, and this was expected to initially result in annualized earnings per share dilution of $0.24 related to the common stock and $0.17 related to the preferred stock. Because these stock offerings were late in the year, the impact on 2008 earnings per share was $0.07 for the common stock, and there was no impact for the preferred stock.

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
Net Interest Income. Net interest income increased by 18% in 2008 primarily due to the benefit of acquired Vermont operations. Net interest income increased by 4% compared to the pro forma combined net interest income of Berkshire and Factory Point in 2007. This increase included the benefit of the 2007 balance sheet restructuring, adherence to loan and deposit pricing disciplines, and organic loan and deposit growth in 2008. Net interest income increased sequentially in each quarter of the year. Net interest income was up 7% in the fourth quarter of 2008 compared to 2007. The impacts of the Vermont operations and balance sheet restructuring were included in results beginning in the fourth quarter of 2007.
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
Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The loan loss provision totaled $5 million in 2008 compared to $4 million in 2007, and the year-end level of the loan loss allowance remained unchanged at 1.14% of total loans. Net loan charge-offs declined to $4 million from $6 million for these periods; charge-offs in 2007 included $4 million in losses recorded on one commercial credit with borrower fraud.

Non-Interest Income. Non-interest income increased by 28% to $32 million in 2008 from $25 million in 2007. primarily due to the benefit of the acquired Vermont operations. Non-interest income increased by 2% over the pro forma combined 2007 non-interest income of Berkshire and Factory Point, excluding restructuring charges. Deposit service fees increased by 7% over the pro forma combined 2007 deposit service fees, reflecting organic volume growth in 2008. Wealth management fees increased by 8% over this pro forma combined base, reflecting both organic growth and the benefit of the acquisition of the Center for Financial Planning in Albany in January 2008. This fee growth was achieved despite the stock market downturn, which caused a 21% reduction in fourth quarter wealth management revenues in 2008. Wealth management new business bookings in 2008 totaled $116 million, which was 15% of the starting balance. Total assets under management decreased from $781 million to $670 million due to the impact of the stock market downturn. Insurance revenues decreased by 1% in 2008. The negative impact of softer commercial renewal premiums was partially offset by organic growth in commercial insurance policies. The 59% increase in loan and swap fee revenues was mostly attributable to Berkshire Bank’s introduction of commercial loan interest rate swaps in 2008.
Non-Interest Expense. Non-interest expense increased by 9% in 2008 to $72 million from $65 million including the impact of acquired Vermont operations. Non-interest expense included $1 million of nonrecurring charges in 2008 and $3 million in 2007 related to merger, integration, and restructuring charges. Excluding these charges, and adjusting for the $2.5 million in targeted expense savings in Vermont, total non-interest expense increased by 2% in 2008 over the adjusted combined pro forma total including Berkshire and Factory Point in 2007. Higher expenses included a $1 million increase in intangible amortization, and increases in loan collections expense and deposit insurance premiums. The Company’s efficiency increased in 2008, reflecting the positive operating leverage generated by the 4% revenue growth compared to the 2% expense growth over the adjusted combined pro forma 2007 total.
Income Tax Expense. The effective tax rate was 28.4% in 2008 compared to 27.9% in 2007. The tax rate in 2008 included a rate benefit of 2.6% related to the elimination of a state tax valuation allowance as a result of growth in the Bank’s taxable income.
Results of Segment and Parent Operations. Net income of the banking segment increased to $22 million from $13 million due primarily to the same factors that affected consolidated earnings growth which were previously discussed. Net income of the insurance segment decreased by 23% to $2 million due to the impact of soft renewal premiums and additional integration and restructuring charges in 2008. Net income of the parent increased due to earnings in the Bank. Dividends from subsidiaries were used to pay down debt, which reduced interest expense.
Comprehensive Income. The Company recorded comprehensive income of $9 million in 2008 compared to $15 million in 2007. This decrease was primarily due to unrealized losses recorded on derivative financial instruments as a result of a sharp decline in interest rates following federal interventions in the financial markets in the fourth quarter.

Average Balances, Interest and Average Yields/Cost
The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 35%.

	2009			2008			2007
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans (1)	$1,982.5	$101.7	5.13%	$1,980.1	$120.6	6.09%	$1,789.0	$120.1	6.71%
Investment securities (2)	368.5	16.0	4.34	271.2	14.5	5.37	235.2	13.9	5.91
Federal funds sold and short-term investments	42.1	0.1	0.24	12.2	0.2	1.64	4.7	0.1	3.02

Total interest-earning assets	2,393.1	117.8	4.92	2,263.5	135.3	5.98	2,028.9	134.1	6.61
Intangible assets	177.6			180.3			138.3
Other non-interest earning assets	112.2			107.0			95.2

Total assets	$2,682.9			$2,550.8			$2,262.4

Interest-bearing liabilities:
Deposits:
NOW accounts	$188.2	$0.8	0.43%	$200.1	$1.5	0.75%	$157.9	$2.3	1.46%
Money market accounts	499.6	6.4	1.28	464.9	10.0	2.15	339.2	12.2	3.60
Savings accounts	212.3	0.7	0.33	216.4	1.6	0.74	201.6	2.2	1.09
Certificates of deposit	777.1	24.7	3.18	725.4	28.6	3.94	714.1	33.9	4.75

Total interest-bearing deposits	1,677.2	32.6	1.94	1,606.8	41.7	2.60	1,412.8	50.6	3.58
Borrowings and debentures	312.9	13.3	4.25	363.8	15.8	4.34	365.8	17.4	4.76

Total interest-bearing liabilities	1,990.1	45.9	2.31	1,970.6	57.5	2.92	1,778.6	68.0	3.82
Non-interest-bearing demand deposits	256.4			225.2			190.4
Other non-interest-bearing liabilities	24.2			11.0			5.4

Total liabilities	2,270.7			2,206.8			1,974.4
Equity	412.2			344.0			288.0

Total liabilities and equity	$2,682.9			$2,550.8			$2,262.4

Net interest-earning assets	$403.0			$292.9			$250.3

Net interest income		$71.9			$77.8			$66.1

Supplementary data
Total non-maturity deposits	$1,156.5			$1,106.6			$889.1
Total deposits	1,933.6			1,832.0			1,603.2
Fully taxable equivalent adjustment	2.3			2.1			2.2

Interest rate spread			2.61%			3.06%			2.79%
Net interest margin			3.00%			3.44%			3.26%
Cost of funds			2.04%			2.62%			3.45%
Cost of deposits			1.69%			2.28%			3.16%
Interest-earning assets/interest-bearing liabilities			120.25%			114.86%			114.07%

(1)	The average balances of loans includes nonaccrual loans, loans held for sale, and deferred fees and costs.

(2)	The average balance of investment securities is based on amortized cost.

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

	2009 Compared with 2008			2008 Compared with 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:
Loans	$(19,031)	$143	$(18,888)	$(11,686)	$12,194	$508
Investment securities	(3,813)	5,225	1,412	(1,362)	1,979	617
Short-term investments	(591)	491	(100)	(92)	134	42

Total interest income	(23,436)	5,859	(17,577)	(13,140)	14,307	1,167

Interest expense:
NOW accounts	(602)	(90)	(692)	(1,318)	506	(812)
Money market accounts	(4,347)	747	(3,600)	(5,874)	3,654	(2,220)
Savings accounts	(870)	(30)	(900)	(783)	146	(637)
Certificates of deposit	(5,938)	2,038	(3,900)	(5,728)	533	(5,195)

Total deposits	(11,757)	2,665	(9,092)	(13,703)	4,839	(8,864)
Borrowings	(288)	(2,212)	(2,500)	(1,587)	(97)	(1,684)

Total interest expense	(12,045)	453	(11,592)	(15,290)	4,742	(10,548)

Change in net interest income	$(11,391)	$5,406	$(5,985)	$2,150	$9,565	$11,715

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the ability to meet cash needs at all times with available cash or by conversion of other assets to cash at a reasonable price and in a timely manner. At year-end 2009, Berkshire Hills Bancorp had $33 million in cash and equivalents due primarily to its stock offerings and to $15 million in dividends received from subsidiaries in 2009. This cash was held on deposit in the Bank. The primary ongoing source of funding for the parent company is dividend payments from the Bank and from Berkshire Insurance Group. These payments totaled $12 million and $3 million in 2009 for these subsidiaries, respectively. Additional sources of liquidity are proceeds from borrowings and capital offerings, and from stock option exercises. The main uses of liquidity are the payment of common and preferred stockholder dividends, purchases of treasury stock, debt service on outstanding borrowings and debentures, and business acquisitions. In 2009, the Parent Company also prepaid $17 million in term loans and redeemed $40 million in U.S. Treasury preferred stock. There are certain restrictions on the payment of dividends as discussed in the Stockholders’ Equity note to the consolidated financial statements. At year-end 2009, under state statutes and based on its condition at that date, the Bank’s retained earnings were $11 million below the statutory amount necessary to be eligible to pay dividends from future earnings.
The Bank’s primary source of liquidity is customer deposits. Additional sources are borrowings, repayments of loans and investment securities, and the sale and repayments of investment securities. The Bank closely monitors its liquidity position on a daily basis. Sources of borrowings include advances from the FHLBB and borrowings at the Federal Reserve Bank of Boston. As of year-end 2009, based on its arrangements and collateral amounts, the Bank had potential borrowing capacity totaling $282 million with the Federal Home Loan Bank of Boston.
The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition. The Bank offers 100% insurance on all deposit balances as a result of the combination of FDIC insurance and the Massachusetts Depositors Insurance Fund. The Bank also relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors. Both the Bank and the Company opted in to the FDIC Temporary Liquidity Guarantee Program in 2008, and the Bank continued to opt-in to the optional unlimited transaction account insurance with expires in June 2010. The Bank does not expect to experience a significant impact when this program expires. Neither the Bank nor the Company issued any FDIC guaranteed debt under this program. The Bank’s liquidity was strong and improved at year-end 2009, and the Parent Company’s cash balances were well in excess of all planned cash uses for 2010.

The Bank must satisfy various regulatory capital requirements, which are discussed in the Regulation and Supervision section of Item 1 and in the Stockholders’ Equity note to the consolidated financial statements. Please see the Equity section of the discussion of financial condition for additional information about liquidity and capital at year-end 2009. In September 2006, the Company filed a universal shelf registration with the Securities and Exchange Commission for the issuance of up to $125 million in debt securities, common stock, or preferred stock. The Company used this registration for its common and preferred stock issuances in 2008 and 2009. Following the expiration of this registration in 2009, the Company renewed the universal shelf registration in an increased amount of $150 million in the fourth quarter of 2009. The Company had not issued any securities under this registration at year-end 2009 and did not have any specific plans for issuances under this registration, which will expire in three years under SEC rules.
Contractual Obligations. The year-end 2009 contractual obligations were as follows:

		Less than One	One to Three	Three to Five	After Five
(In thousands)	Total	Year	Years	Years	Years

FHLBB borrowings (1)	$291,204	$93,860	$35,417	$91,411	$70,516
Junior subordinated debentures	15,464	—	—	—	15,464
Operating lease obligations (2)	47,292	2,954	5,700	5,595	33,043
Investment tax credit obligations	5,177	5,177	—	—	—
Purchase obligations (3)	10,474	4,543	5,827	104	—

Total Contractual Obligations	$369,611	$106,534	$46,944	$97,110	$119,023

(1)	Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2027 and the rates vary by borrowing.

(2)	Consists of leases, bank branches and ATMs through 2031.

(3)	Consists of obligations with multiple vendors to purchase a broad range of services.
Further information about borrowings and lease obligations is in the Borrowings and Commitment notes to the financial statements. There was no change in the debenture obligation. The tax credit obligations are expected to be funded in 2010 based primarily on the current project schedule of a low income housing tax credit partnership entered into in 2009. Purchase obligations increased primarily due to information technology contracts for upgraded and expanded services, along with construction commitments for new branches planned for New York in 2010.
Terminated Merger Agreement. In April 2009, Berkshire announced that it had entered into a merger agreement with CNB Financial Corp. in a transaction valued at approximately $20 million. CNB was the parent of Commonwealth National Bank, located in Worcester, Massachusetts with six branches and nearly $300 million in assets. Subsequently, CNB received two additional unsolicited merger offers and in June, Berkshire and CNB announced that they had terminated their merger agreement and that CNB had entered into a merger agreement with another entity. Berkshire received a $1 million termination fee in June. Berkshire’s original purchase price represented approximately 99% of CNB’s tangible book value and no premium to core deposits. Berkshire expected to implement ongoing cost savings equal to approximately 25% of CNB’s total non-interest expenses. The Company expected that the transaction would be dilutive to its tangible common stock book value per share in 2009 due to closing adjustments and net transaction expenses and that this dilution would be offset within three years based on the accretion related to the merger. The Company provided an enhanced offer equivalent to approximately 106% of CNB’s tangible book value, but declined to offer further enhanced offers and a competing offer was ultimately chosen by CNB, leading to the termination of the agreement with Berkshire.
Off-Balance Sheet Arrangements. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For 2009 and 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Fair Value Measurements. The company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. Recurring fair values of financial instruments primarily relate to securities and derivative instruments. A valuation hierarchy is utilized based on generally accepted accounting principles. Measurements based on Level 3 inputs rely the most on subjective management judgments. Level 3 recurring measurements relate primarily to the $16 million fair value of a local development bond issued to a Berkshire County non-profit, which is classified as a trading security. Additionally, a pooled trust preferred security and two limited partnership securities are valued on this basis. Non-recurring fair values of financial instruments relate primarily to impairment analysis of economic development bonds recorded as held-to-maturity, restricted equity securities, and loans. The only assets deemed impaired were $57 million in loans, which were evaluated based on Level 3 inputs, which gave rise to a $6 million impairment reserve at December 31, 2009. Fair value measurements of non-financial assets and liabilities primarily relate to impairment analyses of intangibles and goodwill. The Company performed an impairment analysis of its goodwill in the most recent quarter, and determined that there was no impairment as of December 31, 2009. The Company also provides a summary of estimated fair values of financial instruments at each quarter-end. The category of financial assets with the most significant difference between carrying value and fair value is the net loan category. The fair value of loans is estimated to be at a $96 million (5%) discount to carrying value as of year-end 2009. This is a change from a slight premium at the beginning of the year, and primarily reflects an increase in the amount of problem and potential problem loans, along with a decrease in the estimated fair values of these assets, and of loans in general due to higher market liquidity discounts in 2009. For financial liabilities, the total fair value of deposits and borrowings is estimated to be $22 million (1%) higher than carrying value because of fixed rate obligations which are above current market rates. The fair value of the Company’s $15 million debenture has declined considerably to a $6 million discount (39%) at year-end due to the poor market conditions for privately issued unrated trust preferred securities.
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

Change in
Interest Rates-Basis	1- 12 Months		13- 24 Months
Points (Rate Ramp)	$ Change	% Change	$ Change	% Change
(Dollars in thousands)
At December 31, 2009
+ 300	$1,748	2.39%	$7,531	10.62%
+ 200	1,059	1.44	5,116	7.22
+ 100	986	1.35	3,982	5.62
- 100	(1,411)	(1.93)	(4,586)	(6.47)

At December 31, 2008
+ 300	$2,207	3.07%	$7,065	10.24%
+ 200	1,587	2.21	5,283	7.66
+ 100	869	1.21	2,778	4.03
- 100	(1,977)	(2.75)	(5,779)	(8.38)
During 2009, the Company maintained its moderately asset sensitive interest rate risk profile. This reflects the Company’s general preference and also reflects management’s expectations that inflation and interest rates will rise from recent low levels. One factor contributing to this profile included the continued shift in consumer lending from fixed rate indirect auto loans to prime based home equity lines. The Bank entered into $145 million in cash flow interest rate swaps in the past two years to fix the rate on adjustable-rate Federal Home Loan Bank advances to match the rate duration on existing residential and commercial mortgage loans. The Company also entered into swaps to convert a $15 million fixed rate economic development bond to variable rate and to fix the interest rate on the Company’s $15 million in trust preferred debentures in 2008. Additionally, the Company continues to offer back-to-back interest rate swaps to certain commercial borrowers, and thereby was able to originate adjustable rate commercial loans which the customers swapped into fixed interest rates. Back to back interest rate swaps totaled $94 million at December 31, 2009 and allowed the Bank to fund these loans with short term deposits; including money market accounts which help the Company grow its core transaction based customer deposit franchise.
Due to the limitations and uncertainties relating to model assumptions, the above computations should not be relied on as projections of income. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. The most significant assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change. The rate sensitivity depends on the underlying amount of market rate change and the type of deposit account. The percentage rate movements are as follows: NOW accounts—ranging between 0 and 35%; money market accounts—ranging between 30 and 70%; and savings accounts—ranging between 25 and 50%. One of the significant limitations of the simulation is that it assumes parallel shifts in the yield curve. Actual interest rate risks are often more complex than this scenario. Assumption changes in 2009 were based on a review of past performance and future expectations and were not viewed as material.

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

/s/ Michael P. Daly	/s/ Kevin P. Riley
Michael P. Daly	Kevin P. Riley
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 12, 2010	March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Berkshire Hills Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Berkshire Hills Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Berkshire Hills Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Berkshire Hills Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 12, 2010

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2009	2008
Assets
Cash and due from banks	$25,770	$25,783
Short-term investments	6,838	19,015

Total cash and cash equivalents	32,608	44,798
Trading security	15,880	18,144
Securities available for sale, at fair value	324,345	274,380
Securities held to maturity (fair values of $58,567 and $26,729)	57,621	25,872
Federal Home Loan Bank stock and other restricted securities	23,120	23,120

Total investment securities	420,966	341,516
Loans held for sale	4,146	1,768
Residential mortgages	609,007	677,254
Commercial mortgages	851,828	805,456
Commercial business loans	186,044	178,934
Consumer loans	314,779	345,508

Total loans	1,961,658	2,007,152
Less: Allowance for loan losses	(31,816)	(22,908)

Net loans	1,929,842	1,984,244
Premises and equipment, net	37,390	37,448
Goodwill	161,725	161,178
Other intangible assets	14,375	17,652
Cash surrender value of bank-owned life insurance	36,904	35,668
Derivative assets	3,267	3,740
Other assets	59,201	38,717

Total assets	$2,700,424	$2,666,729

Liabilities
Demand deposits	$276,587	$233,040
NOW deposits	197,176	190,828
Money market deposits	532,840	448,238
Savings deposits	208,597	211,156
Time deposits	771,562	746,318

Total deposits	1,986,762	1,829,580
Short-term debt	83,860	23,200
Long-term Federal Home Loan Bank advances	207,344	318,957
Other long-term debt	—	17,000
Junior subordinated debentures	15,464	15,464
Derivative liabilities	13,720	24,068
Other liabilities	8,693	30,035

Total liabilities	2,315,843	2,258,304

Commitments and contingencies (See notes 6 and 15)

Stockholders’ equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; 40,000 shares issued in 2009 and none oustanding; 40,000 shares issued and outstanding in 2008 with a $1,000 liquidation value)	—	36,822
Common stock ($.01 par value; 26,000,000 shares authorized; 15,848,825 shares issued in 2009 and 14,238,825 in 2008)	158	142
Additional paid-in capital	338,822	307,620
Unearned compensation	(1,318)	(1,905)
Retained earnings	99,033	127,773
Accumulated other comprehensive loss	(2,968)	(11,574)
Treasury stock (1,932,731 shares in 2009 and 1,985,381 shares in 2008)	(49,146)	(50,453)

Total stockholders’ equity	384,581	408,425

Total liabilities and stockholders’ equity	$2,700,424	$2,666,729

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007
Interest and dividend income
Loans	$101,705	$120,567	$120,059
Securities	13,683	12,460	11,743
Other	88	184	142

Total interest and dividend income	115,476	133,211	131,944
Interest expense
Deposits	32,614	41,733	50,597
Borrowings and junior subordinated debentures	13,266	15,738	17,422

Total interest expense	45,880	57,471	68,019

Net interest income	69,596	75,740	63,925
Non-interest income
Deposit, loan and interest rate swap fees	11,198	11,011	8,519
Wealth management fees	4,812	5,704	4,407
Insurance commissions and fees	12,171	13,619	13,728

Total fee income	28,181	30,334	26,654
Loss on sales of securities, net	(4)	(22)	(591)
Non-recurring losses, net	(893)	—	(3,130)
Other	1,705	1,283	1,710

Total non-interest income	28,989	31,595	24,643

Total net revenue	98,585	107,335	88,568
Provision for loan losses	47,730	4,580	4,300
Non-interest expense
Salaries and employee benefits	38,280	38,282	34,018
Occupancy and equipment	11,614	11,238	9,945
Marketing, data processing, and professional services	10,674	7,741	8,413
FDIC premiums and special assessment	4,544	761	185
Non-recurring expenses	601	683	2,956
Amortization of intangible assets	3,277	3,830	3,058
Other	9,581	8,905	6,919

Total non-interest expense	78,571	71,699	65,494

(Loss) income before income taxes	(27,716)	31,056	18,774
Income tax (benefit) expense	(11,649)	8,812	5,239

Net (loss) income	$(16,067)	$22,244	$13,535

Less: Cumulative preferred stock dividends and accretion	1,030	—	—
Less: Deemed dividend from preferred stock repayment	2,954	—	—

Net (loss) income available to common stockholders	$(20,051)	$22,244	$13,535

Basic (loss) earnings per common share	$(1.52)	$2.08	$1.47
Diluted (loss) earnings per common share	$(1.52)	$2.06	$1.44

Weighted average common shares outstanding :
Basic	13,189	10,700	9,223
Diluted	13,189	10,791	9,370
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

							Accumulated
				Additional	Unearned		other comp-
	Common stock		Preferred	paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	stock	capital	sation	earnings	income (loss)	stock	Total
Balance at December 31, 2006	8,713	$106	$—	$200,975	$(1,896)	$105,731	$92	$(46,847)	$258,161

Comprehensive income:
Net income	—	—	—	—	—	13,535	—	—	13,535
Other net comprehensive income	—	—	—	—	—	—	1,125	—	1,125

Total comprehensive income									14,660
Acquisition of Factory Point Bancorp, Inc.	1,913	19	—	63,331	—	—	—	—	63,350
Cash dividends declared ($0.58 per share)	—	—	—	—	—	(5,398)	—	—	(5,398)
Treasury stock purchased	(290)	—	—	—	—	—	—	(7,822)	(7,822)
Forfeited shares	(41)	—	—	(36)	—	—	—	(1,112)	(1,148)
Exercise of stock options	132	—	—	—	—	(481)	—	2,598	2,117
Reissuance of treasury stock — other	66	—	—	1,001	—	—	—	1,166	2,167
Stock-based compensation	—	—	—	187	—	—	—	—	187
Tax benefit from stock compensation	—	—	—	676	—	—	—	—	676
Change in unearned compensation	—	—	—	—	(113)	—	—	—	(113)

Balance at December 31, 2007	10,493	125	—	266,134	(2,009)	113,387	1,217	(52,017)	326,837

Comprehensive income:
Net income	—	—	—	—	—	22,244	—	—	22,244
Other net comprehensive loss	—	—	—	—	—	—	(12,791)	—	(12,791)

Total comprehensive income									9,453
Issuance of preferred stock	—	—	36,802	—	—	—	—	—	36,802
Fair value of warrant issued with preferred stock	—	—	—	3,198	—	—	—	—	3,198
Issuance of common stock, net of issuance costs of $2,879	1,725	17	—	38,504	—	—	—	—	38,521
Cash dividends declared ($0.63 per share)	—	—	—	—	—	(6,837)	—	—	(6,837)
Treasury stock purchased	(200)	—	—	—	—	—	—	(4,880)	(4,880)
Forfeited shares	(3)	—	—	(5)	70	—	—	(65)	—
Exercise of stock options	185	—	—	—	—	(1,206)	—	4,714	3,508
Reissuance of treasury stock — other	68	—	—	(193)	(1,546)	—	—	1,739	—
Stock-based compensation	—	—	—	55	1,580	—	—	—	1,635
Tax loss from stock compensation	—	—	—	(73)	—	—	—	—	(73)
Other, net	(15)	—	20	—	—	185	—	56	261

Balance at December 31, 2008	12,253	142	36,822	307,620	(1,905)	127,773	(11,574)	(50,453)	408,425

Comprehensive loss:
Net loss	—	—	—	—	—	(16,067)	—	—	(16,067)
Other net comprehensive income	—	—	—	—	—	—	8,606	—	8,606

Total comprehensive loss									(7,461)
Redemption of preferred stock, including deemed dividend of $2,954	—	—	(37,046)	—	—	(2,954)	—	—	(40,000)
Preferred stock discount accretion and dividends	—	—	224	—	—	(1,030)	—	—	(806)
Repurchase of warrant issued with preferred stock	—	—	—	(1,040)	—	—	—	—	(1,040)
Issuance of common stock, net of issuance costs of $2,266	1,610	16	—	32,349	—	—	—	—	32,365
Cash dividends declared ($0.64 per share)	—	—	—	—	—	(8,390)	—	—	(8,390)
Forfeited shares	(24)	—	—	12	579	—	—	(591)	—
Exercise of stock options	23	—	—	—	—	(236)	—	580	344
Reissuance of treasury stock — other	59	—	—	(136)	(1,354)		—	1,490	—
Stock-based compensation	—	—	—	43	1,362	—	—	—	1,405
Other, net	(5)	—	—	(26)	—	(63)	—	(172)	(261)

Balance at December 31, 2009	13,916	$158	$—	$338,822	$(1,318)	$99,033	$(2,968)	$(49,146)	$384,581

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(16,067)	$22,244	$13,535
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Provision for loan losses	47,730	4,580	4,300
Net amortization of securities	1,784	173	250
Change in unamortized net loan costs and premiums	1,223	1,315	(1,070)
Premises depreciation and amortization expense	3,859	3,835	3,404
Stock-based compensation expense	1,405	1,635	1,604
Excess tax loss (benefit) from stock-based payment arrangements	—	73	(676)
Amortization of other intangibles	3,277	3,830	3,058
Income from cash surrender value of bank-owned life insurance policies	(1,236)	(1,462)	(1,078)
Loss on sales of securities, net	4	22	591
Net (increase) decrease in loans held for sale	(2,378)	1,676	(3,444)
Loss on sale of portfolio loans	—	—	1,950
Deferred income tax (benefit) provision, net	(5,166)	905	986
Net change in federal and state tax receivable	(10,053)	2,807	(4,537)
Increase in prepaid FDIC insurance premiums	(10,401)	—	—
Net change in other	(371)	(2,191)	3,557

Net cash provided by operating activities	13,610	39,442	22,430

Cash flows from investing activities:
Trading account security purchased	—	(15,000)	—
Securities available for sale:
Sales	6,303	10,058	59,141
Proceeds from maturities, calls, and prepayments	72,473	25,307	31,152
Purchases	(143,458)	(98,918)	(45,810)
Securities held to maturity:
Proceeds from maturities, calls, and prepayments	15,438	30,065	14,850
Purchases	(47,191)	(16,481)	(14,344)
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
Years Ended December 31, 2009, 2008 and 2007

(In thousands)	2009	2008	2007
Net investment in limited partnership tax credits	(3,197)	(79)	(1,139)
Loan originations and principal repayments, net	5,659	(69,110)	(75,539)
Proceeds from sale of portfolio loans	—	—	55,612
Capital expenditures	(3,529)	(2,477)	(5,571)
Net cash paid for business acquisitions	—	(1,090)	(8,050)

Net cash (used) provided by investing activities	(97,502)	(137,725)	10,302

Cash flows from financing activities:
Net increase in deposits	157,182	7,017	31,598
Proceeds from Federal Home Loan Bank advances and other borrowings	208,860	145,000	185,214
Repayments of Federal Home Loan Bank advances and other borrowings	(276,813)	(120,317)	(231,127)
Net proceeds from common stock issuance	32,365	38,521	—
Treasury stock purchased	—	(4,880)	(7,822)
Net proceeds from reissuance of treasury stock	344	3,508	4,284
Excess tax (loss) benefit from stock-based payment arrangements	—	(73)	676
Proceeds from issuance of preferred stock and warrant	—	40,000	—
Redemption of preferred stock	(40,000)	—	—
Repurchase of warrant issued with preferred stock	(1,040)	—	—
Preferred stock cash dividends paid	(806)	—	—
Common stock cash dividends paid	(8,390)	(6,837)	(5,398)

Net cash provided (used) by financing activities	71,702	101,939	(22,575)

Net change in cash and cash equivalents	(12,190)	3,656	10,157

Cash and cash equivalents at beginning of year	44,798	41,142	30,985

Cash and cash equivalents at end of year	$32,608	$44,798	$41,142

Supplemental cash flow information:
Interest paid on deposits	$32,614	$42,089	$50,759
Interest paid on borrowed funds	13,690	14,902	17,686
Income taxes paid, net	1,970	6,043	5,405
Fair value of non-cash assets acquired	—	837	376,656
Fair value of liabilities assumed	—	—	305,592
Fair value of common stock issued in acquisition	—	—	63,350
Due to broker, investment purchase	(19,895)	19,895	—
The accompanying notes are an integral part of these consolidated financial statements.

Years Ended December 31, 2009, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and consolidation
The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered savings bank headquartered in Pittsfield, Massachusetts, and Berkshire Insurance Group (“BIG”). These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York-chartered limited-purpose commercial bank. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.
Business
Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, businesses, not-for-profit organizations, and municipalities through its offices in western Massachusetts, southern Vermont and northeastern New York. Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts. Its primary lending products are residential mortgages, commercial mortgages, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services; it also offers interest rate swap contracts to commercial customers. The Company offers wealth management services including trust, financial planning, and investment services. The Company is also an agent for complete lines of property and casualty, life, disability, and health insurance.
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
Use of estimates
In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses; the valuation of deferred tax assets; the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses; the determination of other-than-temporary impairment of securities; and the determination of fair value of financial instruments.
Reclassifications
Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform with the 2009 presentation.

Cash and cash equivalents
Cash and cash equivalents include cash, balances due from banks, and short-term investments, all of which mature within ninety days. Cash and cash equivalents are carried at cost. The nature of the Bank’s business requires that it maintain amounts due from banks which at times, may exceed federally insured limits. The Bank has not experienced any losses on such amounts and all amounts are maintained with well-capitalized institutions.
Trading account security
The Company elected the fair value option permitted by Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures", on a tax advantaged economic bond originated in 2008. The bond has been designated as a trading account security and is recorded at fair value, with unrealized gains and losses recorded through earnings each period as part of non-interest income.
Securities
Other than the security held as a trading security, debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. All other securities, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted equity securities are reflected at cost and consist of $21.1 million of stock in the Federal Home Loan Bank of Boston (“FHLBB”) and $2.0 million of stock in the Savings Bank Life Insurance Company of Massachusetts. There are no quoted market prices for restricted equity securities. The Bank is a member of the FHLBB, which requires that members maintain an investment in FHLBB stock, which may be redeemed based on certain conditions. The Bank reviews for impairment based on the ultimate recoverability of the cost bases in the FHLBB stock. As of December 31, 2009, no impairment has been recognized. See Note 19 — Fair Value Measurements.
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
The Company evaluates debt and equity securities within the Company’s available for sale and held to maturity portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. In evaluating its marketable equity securities portfolios for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings.
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
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and any premiums or discounts on loans purchased or acquired through mergers. Interest income is accrued on the unpaid principal balance. Direct loan originations costs, net of any origination fees, in addition to premiums and discounts on loans, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans generally continue accruing until one hundred and twenty days delinquent, at which time they are charged off. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income, except for certain loans designated as well-secured. The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans or residential mortgage loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.
The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made because a borrower is experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Bank-owned Life Insurance
Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statement of income and are not subject to income taxes.
Foreclosed and repossessed assets
Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at the lower of the investment in the loan or fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in other non-interest expense.
Mortgage servicing rights
Servicing assets are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.
Premises and equipment
Land is carried at cost. Buildings, improvements and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the initial term of the lease, plus optional terms if certain conditions are met.
Goodwill and other intangibles
The tangible assets, identifiable intangible assets, and liabilities acquired in a business combination are recorded at fair value at the date of acquisition.
Identifiable intangible assets arise from contractual or other legal rights. The fair values of these assets are generally determined based on appraisals and are subsequently amortized on a straight-line basis or an accelerated basis over their estimated lives. Management assesses the recoverability of these intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value, an impairment charge is recorded to income.
Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. For purchases prior to January 1, 2009, goodwill includes direct costs of the business combination and contingently payable costs are recorded to goodwill at the time that it is determined that the contingency will be satisfied. Subsequent to January 1, 2009, direct costs of the business combinations are expensed and contingently payable costs are recorded on the acquisition date. Goodwill may be adjusted during the year after acquisition based on additional information that is received about the fair values of acquired net assets. Management evaluates each material component of goodwill for impairment annually, with the test being performed in the same period of each year. Impairment assessments may occur more frequently, if market conditions warrant such assessment. Step one of the impairment test compares the fair value of a reporting unit to its carrying value, including goodwill. The fair value is based on observable market prices, when practicable. Other valuation techniques, such as discounted cash flow analysis, may be used when market prices are unavailable. If the fair value exceeds the carrying amount, then there is no impairment. If the carrying amount exceeds fair value, step two of the impairment test is undertaken whereby the fair value of the assets and liabilities of the unit are evaluated as they would be in a contemporaneous purchase. If the resulting implied fair value of the goodwill is less than the carrying amount, an impairment charge is recorded to net income to reduce the carrying amount to the implied fair value of the goodwill.

Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Income taxes
Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has not identified any uncertain tax positions at December 31, 2009 requiring accrual or disclosure.
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
Stock-based compensation
The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. The fair value of restricted stock is recorded as unearned compensation. The deferred expense is amortized to compensation expense based on one of several permitted attribution methods over the longer of the required service period or performance period. For performance-based restricted stock awards, the Company estimates the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change.
Income tax benefits related to stock compensation in excess of grant date fair value, less any proceeds on exercise, are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax benefits that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then as compensation expense for the remaining amount.

Earnings per common share
Earnings per common share have been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007

Net (loss) income	$(16,067)	$22,244	$13,535
Less: Cumulative preferred stock dividends and accretion	1,030	—	—
Less: Deemed dividend resulting from preferred stock repayment	2,954	—	—

Net (loss) income available to common stockholders	$(20,051)	$22,244	$13,535

Average number of common shares issued	15,239	12,869	11,135
Less: average number of treasury shares	1,930	2,046	1,812
Less: average number of unvested stock award shares	120	123	100

Average number of basic common shares outstanding	13,189	10,700	9,223
Plus: dilutive effect of unvested stock award shares	—	20	100
Plus: dilutive effect of stock options outstanding	—	71	47

Average number of diluted common shares outstanding	13,189	10,791	9,370

(Loss) earnings per average basic common share	$(1.52)	$2.08	$1.47
(Loss) earnings per average diluted common share	$(1.52)	$2.06	$1.44
For the year ended December 31, 2009, 120 thousand shares of restricted stock and 430 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended December 31, 2008, 115 thousand options were anti-dilutive and therefore excluded from the earnings per share calculation.
Wealth management assets
Wealth management assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.
Derivative instruments and hedging activities
The Company enters into interest rate swap agreements as part of the Company’s interest rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on the Company’s intended use for the interest rate swap at inception, the Company designates the derivative as either an economic hedge of an asset or liability or a hedging instrument subject to the hedge accounting provisions of FASB ASC Topic 815, “Derivatives and Hedging.”
Interest rate swaps designated as economic hedges are recorded at fair value within other assets or liabilities. Changes in the fair value of these derivatives are recorded directly through earnings.
For interest rate swaps subject to Topic 815, the Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the various hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception and for each reporting period thereafter, to assess whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.
The Company has characterized its interest rate swaps subject to Topic 815 hedge accounting as cash flow hedges. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate fluctuations, and are recorded at fair value in other assets or liabilities within the Company’s balance sheets. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive loss and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any hedge ineffectiveness assessed as part of the Company’s quarterly analysis is recorded directly to earnings.
Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other noninterest income.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative commitments. These contracts are accounted for as derivative instruments and are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other noninterest income. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.
Off-balance sheet financial instruments
In the ordinary course of business, the Company enters into off-balance sheet financial instruments, consisting primarily of credit related financial instruments. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.
Fair Value Hierarchy
The Company groups assets and liabilities that are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Recent accounting pronouncements
The FASB ASC became effective on July 1, 2009. At that date, the ASC became the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The ASC did not have a significant impact on the Company’s financial statements upon adoption.
FASB ASC Topic 260, “Earnings Per Share.” New authoritative accounting guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This accounting guidance became effective for the Company on January 1, 2009 and did not have an impact on the Company’s financial statements.

FASB ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance (i) changes existing guidance for determining whether an impairment is other than temporary for debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of this accounting guidance on June 30, 2009. It did not significantly impact the Company’s financial statements. Please see Note 5- Securities for additional information.
FASB ASC Topic 805, “Business Combinations.” New authoritative accounting guidance became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” This accounting guidance will change the Company’s accounting treatment for business combinations on a prospective basis, and could have a material impact on the Company’s financial statements.
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance amended prior guidance to establish accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re-characterized as non-controlling interests and classified as a component of equity. ASC Topic 810 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This accounting guidance became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.
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
FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial statements. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This accounting guidance became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements. Please see Note 14 — Derivative Instruments and Hedging Activities for additional information.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC Topic 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company adopted this accounting guidance on June 30, 2009 and it did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. This accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This accounting guidance was adopted on September 30, 2009 and did not have a significant impact on the Company’s financial statements.
FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This accounting guidance became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting guidance is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
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
On September 21, 2007, the Company completed its acquisition of Factory Point Bancorp, Inc. and its subsidiary, Factory Point National Bank of Manchester Center, Vermont (collectively “Factory Point”) for $79.4 million, including the assumption of Factory Point stock options. Under the terms of the agreement, the Company issued 1,913,353 shares of the Company’s common stock and paid $16.0 million in cash in exchange for all outstanding Factory Point shares and also assumed all outstanding Factory Point stock options. Concurrent with the merger of Berkshire Hills Bancorp and Factory Point Bancorp, the Bank and Factory Point National Bank merged, with the Bank surviving. The results of operations for Factory Point are included in the financial statements since the acquisition date.

3. CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes cash on hand, amounts due from banks, and short-term investments with original maturities of three months or less. Short-term investments included $1.6 million pledged as collateral support for derivative financial contracts at year-end 2009; this amount was $14.3 million at year-end 2008. The Federal Reserve system requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $6.4 million and $8.0 million at year-end 2009 and 2008, respectively.
4. TRADING ACCOUNT SECURITY
During the second quarter of 2008, the Company originated a $15.0 million tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $15.0 million and fair values of $15.9 million and $18.1 million at year-end 2009 and 2008, respectively. As discussed further in Note 14 — Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. This security is classified as a trading security. The Company does not purchase securities with the intent of selling them in the near term, thus there are no other securities in the trading portfolio at year-end 2009.

5. SECURITIES
A summary of securities available for sale (“AFS”) and securities held to maturity (“HTM”) follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
December 31, 2009
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,277	$1,836	$(329)	$74,784
Government guaranteed residential mortgage-backed securities	12,923	224	(116)	13,031
Government-sponsored residential mortgage-backed securities	179,674	4,714	(143)	184,245
Corporate bonds	36,941	641	(245)	37,337
Trust preferred securities	9,285	—	(2,370)	6,915
Other bonds and obligations	5,481	9	(20)	5,470

Total debt securities	317,581	7,424	(3,223)	321,782

Marketable equity securities	2,679	55	(171)	2,563

Total securities available for sale	320,260	7,479	(3,394)	324,345

Securities held to maturity
Municipal bonds and obligations	14,737	—	—	14,737
Government-sponsored residential mortgage-backed securities	139	3	—	142
Tax advantaged economic development bonds	42,572	951	(8)	43,515
Other bonds and obligations	173	—	—	173

Total securities held to maturity	57,621	954	(8)	58,567

Total	$377,881	$8,433	$(3,402)	$382,912

December 31, 2008
Securities available for sale
Debt securities:
Municipal bonds and obligations	$76,843	$401	$(1,830)	$75,414
Residential mortgage-backed securities	174,747	2,270	(193)	176,824
Corporate bonds	14,810	170	(182)	14,798
Trust preferred securities	9,362	—	(3,414)	5,948
Other bonds and obligations	318	5	(26)	297

Total debt securities	276,080	2,846	(5,645)	273,281

Marketable equity securities	1,177	32	(110)	1,099

Total securities available for sale	277,257	2,878	(5,755)	274,380

Securities held to maturity
Municipal bonds and obligations	9,892	—	—	9,892
Residential mortgage-backed securities	806	1	(4)	803
Tax advantaged economic development bonds	15,002	860	—	15,862
Other bonds and obligations	172	—	—	172

Total securities held to maturity	25,872	861	(4)	26,729

Total	$303,129	$3,739	$(5,759)	$301,109

At year-end 2009 and 2008, accumulated unrealized gains (losses) on AFS securities included in accumulated other comprehensive loss were $4.1 million and $(2.9) million, net of the related income tax (expense) benefit of $(1.8) million and $1.2 million.
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturity at year-end 2009 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are therefore shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$19,737	$20,033	$11,800	$11,800
Over 1 year to 5 years	27,353	27,612	1,600	1,600
Over 5 years to 10 years	19,797	20,304	30,971	31,326
Over 10 years	58,097	56,557	13,111	13,699

Total bonds and obligations	124,984	124,506	57,482	58,425

Marketable equity securities	2,679	2,563	—	—
Residential mortgage-backed securities	192,597	197,276	139	142

Total	$320,260	$324,345	$57,621	$58,567

At year-end 2009 and 2008, the Company had pledged securities as collateral for certain municipal deposits, for certain customer deposits, and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 11- Borrowings & Junior Subordinated Debentures.

	2009		2008
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Securities pledged to swap counterparties	$22,563	$23,314	$9,844	$10,032
Securities pledged for municipal deposits	10,882	11,297	8,257	8,480
Securities pledged for customer deposits	2,428	2,518	3,219	3,221

Total	$35,873	$37,129	$21,320	$21,733

Proceeds from the sale of AFS securities in 2009, 2008, and 2007 were $6.3 million, $10.1 million, and $59.1 million, respectively. The components of net realized losses on the sale of AFS securities are as follows. These amounts were reclassified out of accumulated other comprehensive loss and into earnings:

(In thousands)	2009	2008	2007
Gross realized gains	$82	$62	$88
Gross realized losses	86	84	679

Net realized losses	$(4)	$(22)	$(591)

The income tax benefit attributable to net realized losses in 2009, 2008, and 2007 was $1 thousand, $7 thousand, and $167 thousand, respectively.

Year-end securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2009
Securities available for sale
Debt securities:
Municipal bonds and obligations	$17	$2,984	$312	$7,128	$329	$10,112
Government guaranteed residential mortgage-backed securities	116	5,113	—	—	116	5,113
Government-sponsored residential mortgage-backed securities	143	21,610	—	—	143	21,610
Corporate bonds	—	—	245	2,748	245	2,748
Trust preferred securities	—	—	2,370	6,915	2,370	6,915
Other bonds and obligations	—	—	20	440	20	440

Total debt securities	276	29,707	2,947	17,231	3,223	46,938

Marketable equity securities	—	—	171	1,104	171	1,104

Total securities available for sale	276	29,707	3,118	18,335	3,394	48,042

Securities held to maturity
Tax advantaged economic development bonds	8	1,569	—	—	8	1,569

Total securities held to maturity	8	1,569	—	—	8	1,569

Total	$284	$31,276	$3,118	$18,335	$3,402	$49,611

December 31, 2008
Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,585	$39,573	$245	$4,070	$1,830	$43,643
Residential mortgaged-backed securities	139	16,292	54	2,142	193	18,434
Other bonds and obligations	472	3,741	3,150	7,142	3,622	10,883

Total debt securities	2,196	59,606	3,449	13,354	5,645	72,960

Marketable equity securities	—	85	110	640	110	725

Total securities available for sale	2,196	59,691	3,559	13,994	5,755	73,685

Securities held to maturity
Residential mortgaged-backed securities	—	—	4	553	4	553

Total securities held to maturity	—	—	4	553	4	553

Total	$2,196	$59,691	$3,563	$14,547	$5,759	$74,238

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2009, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at December 31, 2009:
AFS municipal bonds and obligations
At December 31, 2009, 16 out of a total of 134 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3% of the book value of securities in unrealized loss positions. The securities are insured, investment grade rated, general obligation bonds. There were no material underlying credit downgrades during the fourth quarter of 2009. All securities are performing.
AFS residential mortgage-backed securities
At December 31, 2009, 9 out of a total of 111 securities in the Company’s portfolio of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the book value of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s AFS residential mortgage-backed securities. These entities are government-sponsored and are backed by the full faith and credit of the U.S. government. The securities are investment grade rated and there were no material underlying credit downgrades during the fourth quarter of 2009. All securities are performing.
AFS corporate bonds
At December 31, 2009, 1 out of a total of 19 securities in the Company’s portfolio of AFS corporate bonds was in an unrealized loss position. The aggregate unrealized loss represents 8% of the book value. The security has a short-term maturity (within 5 years), is investment grade rated, and there were no material underlying credit downgrades during the fourth quarter of 2009. The security is performing.
AFS trust preferred securities
At December 31, 2009, all 5 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 26% of the book value of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.
At December 31, 2009, $1.7 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities.
The Company evaluated the security, with a Level 3 fair value of $0.9 million, for potential OTTI at December 31, 2009 and determined that OTTI was not evident based on both the Company’s more likely than not ability to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $49 million in excess subordination above current and projected losses.
AFS other bonds and obligations
At December 31, 2009, 6 out of a total of 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4% of the book value of these private placement securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the fourth quarter of 2009. All securities are performing.
Marketable Equity Securities
In evaluating its marketable equity securities portfolio for OTTI, the Company considers its more likely than not ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings.

At December 31, 2009, 1 out of a total of 4 securities in the Company’s portfolio of marketable equity securities was in an unrealized loss position. The unrealized loss represented 13% of the book value of the impaired security. The Company evaluated the security, concluding that the unrealized loss was mostly attributable to a general decline in the markets during the last 12-18 months. The Company has the intent and ablility to hold the security until a recovery of its cost basis and does not consider the security other-than-temporarily impaired at December 31, 2009. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of this security.
6. LOANS
Year-end loans consisted of the following:

(In thousands)	2009	2008
Residential mortgages:
1-4 family	$587,104	$642,733
Construction	21,903	34,521

Total residential mortgages	609,007	677,254

Commercial mortgages:
Construction	110,703	129,704
Single and multifamily	80,624	69,964
Other	660,501	605,788

Total commercial mortgages	851,828	805,456

Commercial business	186,044	178,934

Consumer:
Auto	76,861	134,846
Home equity and other	237,918	210,662

Total consumer	314,779	345,508

Total loans	$1,961,658	$2,007,152

Included in year-end total loans were the following:

(In thousands)	2009	2008
Unamortized net loan origination costs	$7,133	$8,329
Unamortized net premium on purchased loans	102	129

Total unamortized net costs and premiums	$7,235	$8,458

Activity in the allowance for loan losses was as follows:

(In thousands)	2009	2008	2007

Balance at beginning of year	$22,908	$22,116	$19,370
Provision for loan losses	47,730	4,580	4,300
Allowance attributed to acquired loans	—	—	4,453
Loans charged-off	(39,143)	(4,442)	(6,376)
Recoveries	321	654	369

Balance at end of year	$31,816	$22,908	$22,116

Most of the Company’s lending activity occurs within its primary markets in western Massachusetts, southern Vermont and northeastern New York, along with commercial loan originations in Massachusetts, Connecticut, and Rhode Island. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $238 million, or 12.1%, and $231 million, or 11.5%, of total loans in 2009 and 2008, respectively. There were no other concentrations of loans related to any one industry in excess of 10% of total loans at year-end 2009 or 2008.

At year-end 2009, the Company had pledged loans totaling $46.8 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien on securities for FHLBB advances. See Note 11- Borrowings & Junior Subordinated Debentures.
At year-end 2009 and 2008, the Bank’s commitments outstanding to related parties totaled $33.4 million and $10.5 million, respectively, and the loans outstanding against these commitments totaled $26.5 million and $6.4 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members. For the years 2009 and 2008, all related party loans were performing. Year-end Bank aggregate extensions of credit to one related party totaled $25.3 million in 2009 and $4.6 million in 2008. There were new extensions of credit to this party in the amount of $37.8 million and $30 thousand in 2009 and 2008, respectively. Reductions of extensions of credit (including loan repayments) to this party were $16.8 million and $0.8 million in 2009 and 2008, respectively.
The following is summary information pertaining to impaired loans and non-accrual loans as of year-end (unless otherwise stated):

(In thousands)	2009	2008	2007

Investment in impaired loans	$56,897	$28,607	$14,751
Impaired loans with no valuation allowance	27,015	21,503	7,224
Impaired loans with a valuation allowance	29,882	7,104	7,527
Specific valuation allowance allocated to impaired loans	6,409	1,014	1,230
Average investment in impaired loans during the year	39,310	16,293	9,259
Cash basis impaired loan income received during the year	1,124	560	881
Non-accrual loans	38,700	12,171	10,508
Total loans past due ninety days or more and still accruing	91	923	823
Additional funds of $100 thousand are committed to be advanced in connection with impaired loans.
7. PREMISES AND EQUIPMENT
Year-end premises and equipment are summarized as follows:

			Estimated
(In thousands)	2009	2008	Useful Life

Land	$3,836	$4,146	N/A
Buildings and improvements	34,481	33,335	5 - 39 years
Furniture and equipment	22,157	20,732	3 - 7 years
Construction in process	1,794	254

Premises and equipment, gross	62,268	58,467
Accumulated depreciation and amortization	(24,878)	(21,019)

Premises and equipment, net	$37,390	$37,448

Depreciation and amortization expense for the years 2009, 2008 and 2007 amounted to $3.9 million, $3.8 million, and $3.4 million, respectively.

8. GOODWILL AND OTHER INTANGIBLES
Goodwill relates to the following reporting units:

(In thousands)	2009	2008

Banking	$138,549	$138,002
Insurance	23,176	23,176

Total	$161,725	$161,178

The components of other intangible assets are as follows:

	Gross		Net
	Intangible	Accumulated	Intangible
(In thousands)	Assets	Amortization	Assets
December 31, 2009
Non-maturity deposits	$16,978	$(8,209)	$8,769
Insurance contracts	7,463	(2,444)	5,019
All other intangible assets	1,037	(450)	587

Total	$25,478	$(11,103)	$14,375

December 31, 2008
Non-maturity deposits	$16,978	$(5,718)	$11,260
Insurance contracts	7,463	(1,708)	5,755
Non-compete agreements	2,318	(2,318)	—
All other intangible assets	1,037	(400)	637

Total	$27,796	$(10,144)	$17,652

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from five to ten years. Amortization expense related to intangible assets totaled $3.3 million in 2009, $3.8 million in 2008, and $3.1 million in 2007. There were no additions to intangible assets in 2009.
The estimated aggregate future amortization expense for intangible assets remaining as of year-end 2009 is as follows: 2010- $3.0 million; 2011- $2.8 million; 2012- $2.6 million; 2013- $2.4 million; 2014- $2.0 million and thereafter- $1.6 million.
At December 31, 2009, the Company performed the first step of the goodwill impairment assessment for its two reporting units, banking and insurance, by applying a combination of market and discounted cash flow valuation methodologies. As a result of this assessment, the Company further evaluated its banking unit for goodwill impairment by estimating the fair value of the unit’s net tangible and identifiable assets.
For the years 2009, 2008 and 2007, no impairment charges were identified for the Company’s intangible assets.

9. OTHER ASSETS
Year-end other assets are summarized as follows:

(In thousands)	2009	2008

Net deferred tax asset	$11,759	$12,235
Capitalized mortgage servicing rights	1,620	901
Accrued interest receivable	8,498	8,995
Investment in tax credits	8,688	5,491
Foreclosed and repossesed assets	218	871
FDIC insurance	10,903	344
Federal and state tax receivable	12,329	2,276
Other	5,186	7,604

Total other assets	$59,201	$38,717

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $245.2 million, $110.9 million, and $128.0 million at year-end 2009, 2008, and 2007, respectively. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. At inception, capitalized mortgage servicing rights approximates the capitalized net present value of fee income streams generated from servicing these loans. The fair value of these rights is based on discounted cash flow projections. Impairment charges on capitalized mortgage loan servicing rights totaled $144 thousand for the year ended December 31, 2009. The fair value approximated carrying value at year-end 2009 and 2008. Contractually specified servicing fees were $1.8 million, $178 thousand, and $72 thousand for the years 2009, 2008, and 2007, respectively. The significant assumptions used in the valuation at year-end 2009 included a discount rate of 11% and a pre-payment speed assumption ranging from 10.4 to 13.4%.
Mortgage servicing rights activity was as follows:

(In thousands)	2009	2008	2007

Balance at beginning of year	$901	$1,203	$986
Additions	1,577	—	395
Valuation allowance	(144)	—	—
Amortization	(714)	(302)	(178)

Balance at end of year	$1,620	$901	$1,203

10. DEPOSITS
A summary of year-end time deposits is as follows:

(In thousands)	2009	2008
Maturity date:
Within 1 year	$464,422	$453,435
Over 1 year to 2 years	134,733	149,452
Over 2 years to 3 years	41,667	67,506
Over 3 years to 4 years	58,936	19,511
Over 4 years to 5 years	60,798	52,286
Over 5 years	11,006	4,128

Total	$771,562	$746,318

Account balances:
Less than $100,000	$381,141	$394,655
$100,000 or more	390,421	351,663

Total	$771,562	$746,318

11. BORROWINGS & JUNIOR SUBORDINATED DEBENTURES
Short-term debt includes FHLBB advances with an original maturity of less than one year and outstanding borrowings on lines of credit. Total short-term debt was $83.9 million and $23.2 million at year-end 2009 and 2008, respectively. The weighted-average interest rates on short-term debt at year-end 2009 and 2008 were 0.20% and 0.37%, respectively. The Bank also maintains a $3 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit at year-end 2009 and 2008.
The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. The Bank had no borrowings with the Federal Reserve Bank in 2009, 2008, or 2007.
At year-end 2009, the Company no longer had any outstanding unsecured lines of credit, while at year-end 2008, the Company had a $15.0 million unsecured line of credit. The interest on this line of credit was variable, based on either prime or overnight LIBOR rates. There was no outstanding balance on the line of credit at year-end 2008. In the second half of 2009 Berkshire prepaid $17 million at par of long-term unsecured notes at a weighted average rate of 1.65%. These notes had approximately one year left until maturity and the company determined these borrowings no longer provided a business purpose and lower cost funding was available through other resources. At year end 2008, these notes totaled $17 million with a weighted average cost of 1.98%.
Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at year-end 2009 include callable advances totaling $8 million, and amortizing advances totaling $6 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral; principally all residential first mortgage loans and certain securities.

During 2009, Berkshire prepaid or modified $105 million of FHLBB advances that no longer matched the Bank’s asset liability management strategies. In the fourth quarter of 2009 Berkshire modified $30 million of high cost fixed rate debt into lower cost FHLBB borrowings with longer durations. The Bank also extinguished $45 million of high rate advances that matured in approximately one year that did not offer any long term interest rate risk protection. Finally, during the second quarter the Bank prepaid $30 million of adjustable rate advances at par that were no longer needed as vehicles to manage the Bank’s cash flow hedging program.
A Summary of FHLBB advances at year-end 2009 and 2008 is as follows:

	2009		2008
		Weighted		Weighted
(In thousands)	Amount	Average Rate	Amount	Average Rate

Fixed rate advances maturing:
2009	$—	—%	$54,311	3.95%
2010	10,000	2.99	50,000	4.62
2011	610	5.70	45,610	4.78
2012	—	—	10,000	5.01
2013	3,000	4.89	3,000	4.89
2014	10,219	5.00	10,231	4.99
2015 and beyond	10,516	4.14	10,805	4.14

Total fixed rate advances	34,345	4.15	183,957	4.48

Variable rate advances maturing:
2012	34,807	0.48	30,000	1.27
2013	58,192	1.24	35,000	2.68
2014	20,000	0.46	10,000	1.95
2015 and beyond	60,000	0.34	60,000	4.10

Total variable rate advances	172,999	0.68	135,000	2.94

Total FHLBB advances	$207,344	1.26%	$318,957	3.83%

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.12% at year-end 2009. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures without penalty after August 23, 2010. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.
12. OTHER LIABILITIES
Year-end other liabilities are summarized as follows:

(In thousands)	2009	2008

Due to broker	$—	$19,895
Other	8,693	10,140

Total other liabilities	$8,693	$30,035

13. INCOME TAXES
Income tax (benefit) expense is as follows:

(In thousands)	2009	2008	2007
Current:
Federal tax (benefit) expense	$(6,578)	$4,993	$2,924
State tax expense	95	2,914	1,329

Total current (benefit) expense	(6,483)	7,907	4,253
Deferred :
Federal tax (benefit) expense	(4,661)	1,327	677
State tax (benefit) expense	(505)	371	461

Total deferred (benefit) expense	(5,166)	1,698	1,138
Decrease in valuation allowance	—	(793)	(152)

Total income tax (benefit) expense	$(11,649)	$8,812	$5,239

The effective income tax rate differs from the statutory tax rate as a result of the following:

	2009	2008	2007

Statutory tax rate	(35.0%)	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.0	6.9	6.2
Dividends received deduction	—	(0.1)	(0.1)
Tax exempt income — investments	(6.3)	(5.5)	(8.0)
Bank-owned life insurance	(1.6)	(1.6)	(2.0)
Change in valuation allowance	—	(2.6)	(0.8)
Investment tax credits	(0.9)	(2.0)	(1.9)
Other, net	0.8	(1.7)	(0.5)

Effective tax rate	(42.0%)	28.4%	27.9%

Year-end deferred tax assets (liabilities) relate to the following:

(In thousands)	2009	2008
Allowance for loan losses	$12,997	$9,358
Employee benefit plans	1,283	1,270
Net unrealized loss on swaps and securities available for sale in OCI	2,489	8,131
Goodwill amortization	(3,953)	(3,594)
Investments	(1,846)	(840)
Purchase accounting adjustments	(3,340)	(3,548)
Investment tax credits	4,582	2,243
Other	(453)	(785)

Deferred tax asset, net	$11,759	$12,235

At December 31, 2009, the Company had a $1.1 million net operating loss carryforward for federal income tax purposes. Management believes that it is more likely than not that the Company will realize its net deferred tax assets based on anticipated future levels of pre-tax income. As a result, a valuation allowance has not been established. Actual future income may differ from management’s expectations which could lead the Company to establish an allowance in future years.

The Company is no longer subject to U.S. federal income tax examinations for tax years before 2006. Adjustments, penalties and interest resulting from the most recent examination of the 2002 and 2003 tax years did not have a significant impact on the Company’s financial statements. Management believes that the tax benefits taken by the Company for the years 2006-2009 will more likely than not be sustained upon examination by taxing authorities, thus no unrecognized tax benefits were recorded at year-end 2009 and 2008.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of December 31, 2009, the Company held derivatives with a total notional amount of $408 million. Of this total, interest rate swaps with a combined notional amount of $160 million were designated as cash flow hedges and $203 million have been designated as economic hedges. The remaining $45 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At December 31, 2009, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2009.
The Company pledged collateral to derivative counterparties in the form of cash totaling $1.6 million and securities with an amortized cost of $22.6 million and a fair value of $23.3 million as of December 31, 2009. No collateral was posted from counterparties to the Company as of December 31, 2009. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.
Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2009, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$145,000	4.7	0.28%	4.15%	$(8,874)
Interest rate swaps on junior subordinated debentures	15,000	4.4	2.12	5.54	(668)

Total cash flow hedges	160,000				(9,542)

Economic hedges:
Interest rate swap on industrial revenue bond	15,000	19.9	0.60	5.09	(1,018)
Interest rate swaps on loans with commercial loan customers	93,962	7.0	2.50	6.32	(2,887)
Reverse interest rate swaps on loans with commercial loan customers	93,962	7.0	6.32	2.50	2,962

Total economic hedges	202,924				(943)

Non-hedging derivatives:
Commitments to originate residential mortgage loans	22,668	0.2			(273)
Commitments to sell residential mortgage loans	22,668	0.2			305

Total non-hedging derivatives	45,336				32

Total	$408,260				$(10,453)

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2008, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Gain (Loss)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges
Interest rate swaps on FHLBB borrowings	$135,000	5.7	2.57%	4.24%	$(15,657)
Interest rate swaps on junior subordinated debentures	15,000	5.4	4.00	5.54	(1,171)

Total cash flow hedges	150,000				(16,828)

Economic hedges
Interest rate swap on industrial revenue bond	15,000	20.9	2.27	5.09	(3,299)
Interest rate swaps on loans with commercial loan customers	38,948	6.2	4.14	6.42	(3,941)
Reverse interest rate swaps on loans with commercial loan customers	38,948	6.2	6.42	4.14	3,740

Total economic hedges	92,896				(3,500)

Total	$242,896				$(20,328)

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
The Company has entered into several interest rate swaps with an aggregate notional amount of $145 million to convert the LIBOR based floating interest rates on a $145 million portfolio of FHLBB advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.
The Company has also entered into an interest rate swap with a notional value of $15 million to convert the floating rate interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating interest rate on the debentures.

Amounts included in the Consolidated Statements of Operations and in the other comprehensive income (loss) section of the Consolidated Statement of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows were as follows:

Year Ended December 31,
(In thousands)	2009

Interest rate swaps on FHLBB borrowings:
Unrealized gain recognized in accumulated other comprehensive loss	$7,462

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	(741)

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	62

Net tax expense on items recognized in accumulated other comprehensive loss	(2,601)

Interest rate swaps on junior subordinated debentures:
Unrealized gain recognized in accumulated other comprehensive loss	503

Net tax expense on items recognized in accumulated other comprehensive loss	(197)

Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$4,488

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$(4,587)

Net interest expense recognized in interest expense on junior subordinated debentures	$(420)
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
Unrealized losses recorded in other comprehensive loss on interest rate swaps designated as cash flow hedges for the year 2008 totaled $16.8 million, before related income tax benefits of $6.9 million. Interest expense recognized on cash flow derivatives totaled $1.1 million for the year-ended 2008 and was included in interest expense on borrowings and junior subordinated debentures in the Consolidated Statements of Income. Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s 2008 financial statements.
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
The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $75 thousand as of December 31, 2009 and were not material to the financial statements. The interest income and expense on these mirror image swaps exactly offset each other.

The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to the Federal National Mortgage Association. These commitments are considered derivative financial instruments and are recorded at fair value with changes in fair value recorded through earnings.
Amounts included in the Consolidated Statements of Operations related to economic hedges and non-hedging derivatives were as follows:

Year Ended December 31,
(In thousands)	2009

Economic hedges
Interest rate swap on industrial revenue bond:

Net interest expense recognized in interest and dividend income on securities	$(665)

Unrealized gain recognized in other non-interest income	2,281

Interest rate swaps on loans with commercial loan customers:
Unrealized loss (gain) recognized in other non-interest income	(1,054)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized (loss) gain recognized in other non-interest income	1,054

Favorable change in credit valuation adjustment recognized in other non-interest income	$276

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$(630)

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$769
15. OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES
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

(In thousands)	2009	2008
Commitments to originate new loans	$78,800	$63,108
Unused funds on commercial and other lines of credit	115,493	70,156
Unadvanced funds on home equity lines of credit	177,118	197,343
Unadvanced funds on construction and real estate loans	61,004	66,135
Standby letters of credit	28,503	41,402
Tax credit commitments	5,177	1,299

Total	$466,095	$439,443
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at December 31, 2009.
Tax credit commitments are contractual obligations to provide capital contributions to tax credit partnerships that support solar energy generation and low income housing initiatives.
Operating lease commitments. Future minimum rental payments required under operating leases at December 31, 2009 are as follows: 2010 — $3.0 million; 2011— $2.9 million; 2012 — $2.8 million; 2013 — $2.8 million; 2014 — $2.8 million; and all years thereafter — $33.0 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2009, 2008 and 2007 amounted to $2.7 million, $2.6 million and $2.4 million, respectively.
Employment and change in control agreements. The Company has entered into an employment agreement with one senior executive with a three-year term. The Bank also has change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.
Legal claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at December 31, 2009 will have no material effect on the Company’s financial statements.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2009 and 2008, the Bank met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.
As of year-end 2009 and 2008, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.
The Bank’s actual and required capital amounts were as follows:

					Minimum to be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital to risk-weighted assets	$224,594	10.71%	$167,804	8.00%	$209,754	10.00%
Tier 1 capital to risk-weighted assets	198,305	9.45	83,902	4.00	125,853	6.00
Tier 1 capital to average assets	198,305	7.86	100,974	4.00	126,217	5.00

December 31, 2008
Total capital to risk-weighted assets	$250,729	12.28%	$163,314	8.00%	$204,142	10.00%
Tier 1 capital to risk-weighted assets	227,821	11.16	81,657	4.00	122,485	6.00
Tier 1 capital to average assets	227,821	9.34	97,602	4.00	122,002	5.00
A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

(In thousands)	2009	2008
Total stockholders’ equity per consolidated financial statements	$384,581	$408,425

Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	(40,845)	(45,161)
Net unrealized loss (gain) on available for sale securities	(2,675)	1,778
Net unrealized loss on cash flow hedges	5,149	9,046
Disallowed goodwill and other intangible assets	(147,905)	(146,267)

Total Bank Tier 1 Capital	198,305	227,821

Adjustments for total capital:
Includible allowances for loan losses	26,289	22,908

Total Bank capital per regulatory reporting	$224,594	$250,729

Preferred stock and warrant
On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to the agreement, the Company sold 40,000 shares of Senior Perpetual Preferred Stock, par value $0.01 per share, having a liquidation amount equal to $1,000 per share, with an attached warrant (the “Warrant”) to purchase 226,330 shares of the Company’s common stock, par value $0.01 per share, for the aggregate price of $6.0 million, to the U.S. Treasury. On May 27, 2009, the Company redeemed the preferred stock. On June 24, 2009, the Company entered into a Warrant Repurchase Agreement with the United States Department of the Treasury and repurchased the Warrant for $1.0 million.

Common stock
The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. As of year-end 2009, the Bank could not declare aggregate additional dividends without obtaining regulatory approval based on the above statutory calculation. Dividends from the Bank are an important source of funds to the Company to make dividend payments on its common and preferred stock, to make payments on its borrowings, and for its other cash needs. The ability of the Company and the Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies relating to capital, safety and soundness, and other regulatory concerns.
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
In the second quarter of 2009, the Company issued a total of 1,610,000 shares of $0.01 par value common stock, at a public offering price of $21.50 per share. Total proceeds from the stock issuance totaled $32.4 million net of issuance costs of $2.3 million.

Other comprehensive income (loss)
Comprehensive income (loss) is the total of net income and all other non-owner changes in equity. It is displayed in the Consolidated Statements of Changes in Stockholders’ Equity. Reclassification detail is shown for the years below.

(In thousands)	2009	2008	2007
Unrealized holding gain (loss) on AFS securities during the period	$6,958	$(4,816)	$1,089
Reclassification adjustment for net realized loss on sale of AFS securities	4	22	591

Unrealized gain (loss) on AFS securities at period end	6,962	(4,794)	1,680
Net loss (gain) on effective cash flow hedging derivatives	7,286	(16,828)	71
Tax effects	(5,642)	8,831	(626)

Total other comprehensive income (loss), net	$8,606	$(12,791)	$1,125

Year-end components of accumulated other comprehensive loss are as follows:

(In thousands)	2009	2008
Net unrealized holding gain (loss) on AFS securities	$4,085	$(2,877)
Net loss on effective cash flow hedging derivatives	(9,542)	(16,828)
Tax effects	2,489	8,131

Accumulated other comprehensive loss	$(2,968)	$(11,574)

17. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) Plan which most employees participate in. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $1.5 million, $1.5 million, and $1.3 million for the years 2009, 2008, and 2007, respectively.
The Company maintains a supplemental executive retirement plan (“SERP”) for one executive officer. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. At year-end 2009 and 2008, the accrued liability for this SERP was $1.2 million and $994 thousand, respectively. SERP expense was $207 thousand in 2009, $238 thousand in 2008, and $313 thousand in 2007, and is recognized over the required service period.
The Company has endorsement split-dollar life insurance arrangements pertaining to certain prior executives. Under these arrangements, the Company purchased policies insuring the lives of the executives, and separately entered into agreements to split the policy benefits with the executive. There are no post-retirement benefits associated with these policies.
18. STOCK-BASED COMPENSATION PLANS
In April 2008, the stockholders of the Company voted to terminate the 2001 Stock-Based Incentive Plan while simultaneously increasing by 200,000 the number of shares of common stock that the Company may issue under the 2003 Equity Compensation Plan. These amendments represented a net increase of 118,000 shares available to grant stock and option awards.
The 2003 Equity Compensation Plan permits the granting of a combination of stock awards and incentive and non-qualified stock options to employees and directors. A total of 500,000 common stock shares were authorized under the plan, as amended. As of year-end 2009, the Company had the ability to grant approximately 226,000 additional stock and option awards under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2008	123	$27.40	453	$23.00
Granted	59	23.10	—	—
Stock options exercised	—	—	(23)	15.17
Stock awards vested	(59)	29.16	—	—
Forfeited	(24)	24.62	—	—

Balance, December 31, 2009	99	$24.49	430	$23.35

Exercisable options, December 31, 2009			415	$22.98

Stock awards
The total compensation cost for stock awards recognized as expense was $1.4 million, $1.6 million, and $1.6 million, in the years 2009, 2008 and 2007, respectively. The total recognized tax benefit associated with this compensation cost was $0.6 million, $0.6 million, and $0.5 million, respectively.
The weighted average fair value of stock awards granted was $23.10, $22.80 and $33.06 in 2009, 2008 and 2007. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.
The total fair value of stock awards vested during 2009, 2008 and 2007 was $1.7 million, $1.4 million and $1.4 million, respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $1.3 million as of year-end 2009. This amount is expected to be recognized over a weighted average period of 1 year.
Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The following weighted-average assumptions were used in the determination of the weighted average grant date fair value for option awards granted in 2007. The Company did not grant option awards in 2009 or 2008. Option awards granted in 2007 totaled approximately 20 thousand.

2007

Expected dividends	1.85%
Expected term	6 years
Expected volatility	19%
Risk-free interest rate	4.68%
Weighed average grant date fair value	$7.67

The total intrinsic value of options exercised was $178 thousand, $1.1 million, and $1.9 million for the years 2009, 2008, and 2007, respectively. The weighted average intrinsic value of stock options outstanding at year-end 2009 was $732 thousand, and the similar value of exercisable options was $732 thousand. The expense pertaining to options vesting in the years 2009, 2008, and 2007 was $43 thousand, $55 thousand, and $187 thousand, respectively.
19. FAIR VALUE MEASUREMENTS
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.
Recurring fair value measurements of financial instruments
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	2009
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$15,880	$15,880
Available-for-sale securities
Municipal bonds and obligations	—	74,784	—	74,784
Government guaranteed residential mortgage-backed securities	—	13,031	—	13,031
Government-sponsored residential mortgage-backed securities	—	184,245	—	184,245
Corporate bonds	—	37,337	—	37,337
Trust preferred securities	—	6,051	864	6,915
Other bonds and obligations	—	5,470	—	5,470
Marketable equity securities	1,411	—	1,152	2,563
Derivative assets	—	3,267	—	3,267
Derivative liabilities	—	13,447	273	13,720

	2008
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$18,144	$18,144
Securities available for sale	381	272,553	1,446	274,380
Derivative assets	—	3,740	—	3,740
Derivative liabilities	—	24,068	—	24,068
Trading Security at Fair Value. The Company holds one security designated as a trading security. It is a tax advantaged economic development bond issued by the Company to a local nonprofit organization which provides wellness and health programs. The determination of the fair value for this security is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable and there is little to no market activity in the security, therefore, the security meets the definition of a Level 3 security.
Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include certain agency mortgage-backed securities and investment grade-rated municipal bonds and corporate bonds. The pricing on Level 2 was primarily sourced from third party pricing services and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. The Company holds one trust preferred security and two limited partnership securities in its AFS portfolio which are classified as Level 3. These securities’ fair value is based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool.

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
Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.
The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. As of December 31, 2009, liabilities derived from commitments to originate residential mortgage loans for sale totaled $273 thousand. The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the Federal National Mortgage Association in secondary markets. These valuations result in a Level 2 classification. As of December 31, 2009, assets derived from commitments to sell residential mortgage loans totaled $305 thousand.
The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis for the year-ended 2009.

	Assets		Liabilities
	Trading	Securities
	Account	Available	Derivative
(In thousands)	Security	for Sale	Liabilities

Balance as of December 31, 2008	$18,144	$1,446	$—

Unrealized loss recognized in other non-interest income	(2,264)	—	(273)
Unrealized gain included in accumulated other comprehensive loss	—	570	—

Balance as of December 31, 2009	$15,880	$2,016	$(273)

Unrealized gains (losses) relating to instruments still held at December 31, 2009	$880	$(1,913)	$—
Non-recurring fair value measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.

Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity for the years ended December 31, 2009 and 2008.
Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of FHLBB stock having a carrying value of $21.0 million as of December 31, 2009. FHLBB stock is recorded at par and periodically evaluated for impairment. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB and the purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
In February 2009, the FHLBB announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. In addition, the FHLBB reported a net loss for the years ended December 31, 2009 and 2008. These factors were considered by the Company’s management when determining if other-than-temporary impairment exists with respect to the Company’s investment in FHLBB. The Company also reviewed recent public filings, rating agency’s analysis which showed investment-grade ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of December 31, 2009 and it will continue to be monitored closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.
Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Impaired loans totaling $56.9 million and $28.6 million were subject to nonrecurring fair value measurement at December 31, 2009 and 2008 respectively. Impaired loans with a carrying value of $29.9 million and $7.1 million were determined to require a valuation allowance based on estimated fair value totaling $6.4 million and $1.0 million at December 31, 2009 and 2008 respectively. For the years ended December 31, 2009 and 2008, losses relating to these impaired loans totaled $6 million and $1 million, respectively.
Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during the years ended December 31, 2009 and 2008. At December 31, 2009 and 2008, carrying value approximates fair value.
Capitalized mortgage loan servicing rights. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. Write-downs on capitalized mortgage loan servicing rights totaled $144 thousand for the year ended December 31, 2009. No write-downs were recorded for the year ended December 31, 2008.

Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Bank. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. OREO properties totaled $30 thousand and $498 thousand at December 31, 2009 and 2008, respectively. Write-down on OREO properties held at year-end totaled $227 thousand and $9 thousand for the years ended December 31, 2009 and 2008, respectively.
Intangibles and Goodwill. The Company’s other intangible balance as of December 31, 2009 totaled $14.4 million. Other intangibles include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions. Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years. The Company considered the impact of recent adverse market events on the values of its other intangible assets and deemed the current amortized carrying value of these to be appropriate. No impairment was recorded on other intangible assets during the years ended December 31, 2009 and 2008.
The Company’s Goodwill balance as of December 31, 2009 and 2008 was $161.7 million and $161.2 million, respectively. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairments of goodwill were recognized by the Company for the years ended December 31, 2009 and 2008. See Note 8 — Goodwill and Other Intangibles.
Summary of estimated fair values of financial instruments
The estimated fair values, and related carrying amounts, of the Company’s financial instruments follow. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	2009		2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$32,608	$32,608	$44,798	$44,798
Trading security	15,880	15,880	18,144	18,144
Securities available for sale	324,345	324,345	274,380	274,380
Securities held to maturity	57,621	58,567	25,872	26,729
Restricted equity securities	23,120	23,120	23,120	23,120
Net loans	1,929,842	1,833,404	1,984,244	1,994,103
Loans held for sale	4,146	4,146	1,768	1,768
Capitalized mortgage servicing rights	1,620	1,620	901	901
Accrued interest receivable	8,498	8,498	8,995	8,995
Cash surrender value of life insurance policies	36,904	36,904	35,668	35,668
Derivative assets	3,267	3,267	3,740	3,740

Financial Liabilities
Total deposits	$1,986,762	$2,007,774	$1,829,580	$1,836,921
Short-term debt	83,860	83,860	23,200	23,200
Long-term Federal Home Loan Bank advances	207,344	208,831	318,957	329,356
Other long-term debt	—	—	17,000	16,683
Junior subordinated debentures	15,464	9,462	15,464	13,403
Derivative liabilities	13,720	13,720	23,868	23,868

Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.
Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of ninety days or less.
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
20. OPERATING SEGMENTS
The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp, Inc. Banking includes the activities of Berkshire Bank and its subsidiaries, which provide retail and commercial banking, along with wealth management and investment services. Insurance includes the activities of Berkshire Insurance Group, which provides retail and commercial insurance services. The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp, Inc. Management fees for corporate services provided by the Bank to Berkshire Insurance Group and the Parent are eliminated.
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

A summary of the Company’s operating segments is as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2009
Net interest income	$70,673	$—	$13,911	$(14,988)	$69,596
Provision for loan losses	47,730	—	—	—	47,730
Non-interest income	15,764	12,255	(29,290)	30,260	28,989
Non-interest expense	67,167	10,165	1,241	(2)	78,571

(Loss) income before income taxes	(28,460)	2,090	(16,620)	15,274	(27,716)
Income tax expense (benefit)	(12,015)	919	(553)	—	(11,649)

Net (loss) income	$(16,445)	$1,171	$(16,067)	$15,274	$(16,067)

Average assets (in millions)	$2,647	$33	$385	$(397)	$2,683

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2008
Net interest income	$77,486	$—	$18,722	$(20,468)	$75,740
Provision for loan losses	4,580	—	—	—	4,580
Non-interest income	17,906	13,694	3,277	(3,282)	31,595
Non-interest expense	60,448	10,450	801	—	71,699

Income before income taxes	30,364	3,244	21,198	(23,750)	31,056
Income tax expense (benefit)	8,528	1,330	(1,046)	—	8,812

Net income	$21,836	$1,914	$22,244	$(23,750)	$22,244

Average assets (in millions)	$2,515	$32	$340	$(336)	$2,551

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2007
Net interest income	$66,115	$—	$6,265	$(8,455)	$63,925
Provision for loan losses	4,300	—	—	—	4,300
Non-interest income	11,010	13,954	6,981	(7,302)	24,643
Non-interest expense	55,198	9,919	775	(398)	65,494

Income before income taxes	17,627	4,035	12,471	(15,359)	18,774
Income tax expense (benefit)	4,746	1,557	(1,064)	—	5,239

Net income	$12,881	$2,478	$13,535	$(15,359)	$13,535

Average assets (in millions)	$2,229	$31	$378	$(376)	$2,262

21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Condensed financial information pertaining only to the parent company, Berkshire Hills Bancorp, Inc., is as follows:
CONDENSED BALANCE SHEETS

	December 31,
( In thousands)	2009	2008
Assets

Cash due from Berkshire Bank	$23,607	$46,529
Investment in subsidiaries	370,011	389,982
Other assets	7,256	5,745

Total assets	$400,874	$442,256

Liabilities and Stockholders’ Equity

Accrued expenses payable	$829	$1,367
Notes payable	—	17,000
Junior subordinated debentures	15,464	15,464
Stockholders’ equity	384,581	408,425

Total liabilities and stockholders’ equity	$400,874	$442,256

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2009	2008	2007

Income:
Dividends from subsidiaries	$15,000	$20,500	$8,445
Other	984	27	113

Total income	15,984	20,527	8,558

Interest expense	1,089	1,778	2,227
Operating expenses	1,241	801	775

Total expense	2,330	2,579	3,002
Income before income taxes and equity in undistributed income (loss) of subsidiaries	13,654	17,948	5,556
Income tax benefit	(553)	(1,046)	(1,064)

Income before equity in undistributed income (loss) of subsidiaries	14,207	18,994	6,620
Equity in undistributed (loss) income of subsidiaries	(30,274)	3,250	6,915

Net (loss) income	$(16,067)	$22,244	$13,535

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(16,067)	$22,244	$13,535
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	30,274	(3,250)	(6,915)
Other, net	(678)	(781)	(1,615)

Net cash provided by operating activities	13,529	18,213	5,005

Cash flows from investing activities:
Investment in insurance subsidiary	(1,400)	—	—
Investment in bank subsidiary	—	(32,500)	—
Net cash paid for Factory Point acquisition	—	—	(12,665)
Purchase of securities	(524)	(300)	(120)

Net cash used by investing activities	(1,924)	(32,800)	(12,785)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	20,000
Repayment of long-term debt	(17,000)	(18,000)	—
Proceeds from issuance of preferred stock and warrant	—	40,000	—
Redemption of preferred stock and warrant	(41,040)	—	—
Net proceeds from common stock issuance	32,365	38,521	—
Net proceeds from reissuance of treasury stock	344	3,508	4,284
Treasury stock purchased	—	(4,880)	(7,822)
Preferred stock cash dividends paid	(806)	—	—
Common stock cash dividends paid	(8,390)	(6,837)	(5,398)

Net cash (used) provided by financing activities	(34,527)	52,312	11,064

Net change in cash and cash equivalents	(22,922)	37,725	3,284
Cash and cash equivalents at beginning of year	46,529	8,804	5,520

Cash and cash equivalents at end of year	$23,607	$46,529	$8,804

22. QUARTERLY DATA (UNAUDITED)
Quarterly results of operations were as follows:

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$28,371	$28,460	$28,765	$29,880	$32,762	$33,092	$32,834	$34,523
Interest expense	10,375	11,295	12,041	12,169	13,292	13,763	14,187	16,229

Net interest income	17,996	17,165	16,724	17,711	19,470	19,329	18,647	18,294
Non-interest income	4,652	7,260	8,405	8,672	6,377	7,235	8,511	9,472

Total revenue	22,648	24,425	25,129	26,383	25,847	26,564	27,158	27,766
Provision for loan losses	38,730	4,300	2,200	2,500	1,400	1,250	1,105	825
Non-interest expense	21,196	18,944	19,978	18,453	17,256	17,737	18,632	18,074

(Loss) income before income taxes	(37,278)	1,181	2,951	5,430	7,191	7,577	7,421	8,867
Income tax (benefit) expense	(13,075)	(741)	620	1,547	1,985	2,301	1,708	2,818

Net (loss) income	$(24,203)	$1,922	$2,331	$3,883	$5,206	$5,276	$5,713	$6,049

Less: Preferred stock dividends and accretion	—	—	393	637	—	—	—	—
Less: Deemed dividend from stock repayment	—	—	2,954	—	—	—	—	—

Net (loss) income available to common stockholders	$(24,203)	$1,922	$(1,016)	$3,246	$5,206	$5,276	$5,713	$6,049

Average diluted common shares outstanding (thousands)	13,817	13,857	12,946	12,247	11,892	10,400	10,384	10,457

Basic (loss) earnings per common share	$(1.75)	$0.14	$(0.08)	$0.27	$0.44	$0.51	$0.55	$0.58
Diluted (loss) earnings per common share	$(1.75)	$0.14	$(0.08)	$0.27	$0.44	$0.51	$0.55	$0.58
2009 quarterly interest income and expense declined due to the ongoing impact of near-zero short term interest rates. Net interest income declined in the first half of the year, due to pressure on the net interest margin, with earning asset yields falling due to repricings and refinancings while deposit costs were affected by market pricing floors. Net interest income and the margin began increasing in the second half of the year as commercial loan growth improved and loan and deposit pricing strategies were adjusted, including the use of more interest rate floors in new loan originations. Non-interest income included the seasonal benefit of contingent insurance revenues in the first half of the year. It included a $1.0 million credit for a merger termination fee in the second quarter and a $2.0 million charge in the fourth quarter for the prepayment of FHLBB borrowings. The loan loss provision continued to increase in 2009 as nonperforming assets grew, and then was charged for $38.7 million in the fourth quarter as an intensive review of performing assets led to loan restructurings and charge-offs primarily on commercial loans. Non-interest expense increased primarily due to higher FDIC insurance expense, including a $1.2 million special industry assessment in the second quarter. Additionally, $2.0 million in extra expense was recorded in the fourth quarter related to the costs of the loan initiative and other initiatives to assess condition and improve future profitability. The Company entered the year with a year-to-date effective tax rate near 30%, but it decreased to 15% by the third quarter due to lower profitability, and then increased to a benefit of 42% for the year due the pre-tax loss and carryback benefits. Income available to stockholders was reduced by dividends on preferred stock issued to the U.S. Treasury. This stock was redeemed in the second quarter, and the Company recorded a non-cash deemed dividend which had no impact on total stockholders’ equity. Results per common share were also reduced by the additional common shares from the October 2008 and May 2009 common stock offerings.
2008 quarterly interest income and expense declined due to declining interest rates, but net interest income increased and the net interest margin reached the highest level since 2003, including the benefit of improved pricing spreads between loans and deposits. Non-interest income included the seasonal benefit of contingent insurance revenues in the first half of the year. Non-interest expense included $0.7 million in charges in the second quarter related to severance payments and reversals of deferred loan costs and late fees receivable. Fourth quarter non-interest expense included the benefit of lower incentive compensation accruals. Second quarter income tax expense included the benefit of a credit resulting from the reduction in the valuation reserve for deferred state tax assets due to higher taxable income in Berkshire Bank. Fourth quarter earnings per share reflected the issuance of 1.7 million additional common shares in a public common stock offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2009. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting and Wolf & Company, P.C.’s report on the Company’s internal control over financial reporting are contained in “Item 8 — Financial Statements and Supplementary Data” in this annual report in Form 10-K.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
For information concerning the directors of the Company, the information contained under the sections captioned “Items to be Voted on by Stockholders — Item 1 — Election of Directors” in Berkshire’s Proxy Statement for the 2010 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference.
The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Michael P. Daly	48	President and Chief Executive Officer
Kevin P. Riley	50	Executive Vice President and Chief Financial Officer
Michael J. Oleksak	51	Executive Vice President of Commercial Banking
Richard M. Marotta	51	Executive Vice President, Chief Risk Officer
David B. Farrell	54	Executive Vice President of Integrated Services
Sean A. Gray	33	Senior Vice President of Retail Banking

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Mr. Daly is employed pursuant to a three-year employment agreement which renews automatically if not otherwise terminated pursuant to its terms.
BIOGRAPHICAL INFORMATION
Michael P. Daly has served as President and Chief Executive Officer since October 2002. Before these appointments, Mr. Daly served as Executive Vice President and Senior Loan Officer of the Bank. He has been an employee since 1986. He has served as a Director of the Company and the Bank since 2002.
Kevin P. Riley has served as Executive Vice President, Chief Financial Officer, and Treasurer since joining the Company in August 2007. Mr. Riley also manages the Information Technology and Deposit Operations departments, and he also serves as Secretary of the Company. Prior to joining the Company, Mr. Riley was Executive Vice President for Client Information and Relationship Management with KeyCorp. Previously from 1996 to 2002, he served as Executive Vice President and Chief Financial Officer of KeyBank National Association.
Michael J. Oleksak has served as Executive Vice President of Commercial Banking since January 2007. Mr. Oleksak joined the Company in February 2006 as Regional President for the Pioneer Valley. Mr. Oleksak was previously Senior Vice President and Co-Regional Executive of Western Massachusetts at TD Banknorth.
Richard M. Marotta joined the Company as Executive Vice President and Chief Risk Officer in January, 2010. He is responsible for overall risk management, loan workout, loan review, loan documentation, internal audit, and compliance. Mr. Marotta was previously Executive Vice President and Group Head, Asset Recovery at KeyBank. He has extensive career experience in credit and risk management, including asset based lending portfolios.
David B. Farrell joined the Company as Executive Vice President of Integrated Services in July, 2009. He is responsible for the Company’s insurance and wealth management business lines. Mr. Farrell previously served as a member of the Company’s Board of Directors since 2005. Previously, he was a Division President with TJX Companies, a prominent apparel and home fashions retailer.
Sean A. Gray has served as Senior Vice President of Retail Banking since April 2008. Mr. Gray is also responsible for the Call Center, Facilities Management, and Marketing. Mr. Gray joined the Company in January 2007 as First Vice President of Retail Banking. Prior to joining the Bank, Mr. Gray was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts, where he managed the operations of 320 employees in 31 banking centers.
Reference is made to the cover page of this report and to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee and the audit committee financial expert, reference is made to the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the Proxy Statement.
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

Management of Berkshire knows of no arrangements, including any pledge by any person of securities of Berkshire, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2009, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders	430,000	$23.35	226,000

Equity compensation plans not approved by security holders	—	—	—

Total	430,000	$23.35	226,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers —Procedures Governing Related Persons Transactions” and “Transactions with Related Persons” in the Proxy Statement.
Information regarding director independence is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders — Proposal 1 — Election of Directors” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders — Proposal 3 — Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	[1]	Financial Statements
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements
The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]	Exhibits

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)

3.2	Certificate of Designations for the Series A Preferred Stock (2)

3.3	Bylaws of Berkshire Hills Bancorp, Inc. (3)

4.1
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)

10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (4)

10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and John S. Millet (4)

10.4	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael J. Oleksak (4)

10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Shepard D. Rainie (4)

10.6	Consulting Agreement between Berkshire Hills Bancorp, Inc. and David B. Farrell(5)

10.7	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (6)

10.8	*Amended and Restated Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan(7)

10.9	*Form of Berkshire Bank Employee Severance Compensation Plan(1)

10.10	*Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan(8)

10.11	*Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan(9)

10.12	*Woronoco Bancorp, Inc. 2001 Stock Option Plan(10)

10.13	*Woronoco Bancorp, Inc. 2004 Equity Compensation Plan(11)

10.14	Factory Point Bancorp, Inc. 1999 Non-Employee Directors Stock Option Plan, as amended and restated (12)

10.15	Factory Point Bancorp, Inc. 1999 Stock Incentive Plan(12)

10.16	Factory Point Bancorp, Inc. 2004 Stock Incentive Plan, as amended and restated (11)

10.17	Berkshire Hills Bancorp, Inc. Management Incentive Compensation Plan

10.18	Three year change in control agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and David B. Farrell

10.19	Three year change in control agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.0	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(2)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 23, 2008.

(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.

(4)	Incorporated by reference from the Exhibits to the Form 8-K filed on January 6, 2009.

(5)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 17, 2008.

(6)	Incorporated by reference from the Exhibits to Form 10-K filed on March 16, 2009.

(7)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 3, 2008.

(8)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.

(9)	Incorporated herein by reference from the Proxy Statement as filed on March 20, 2000 by Woronoco Bancorp, Inc.

(10)	Incorporated herein by reference from the Proxy Statement as filed on March 12, 2001 by Woronoco Bancorp, Inc.

(11)	Incorporated herein by reference from the Proxy Statement as filed on March 22, 2004 by Woronoco Bancorp, Inc.

(12)	Incorporated herein by reference from the exhibits to the registration statement on Form S-8 as filed on October 10, 2007, registration No. 333-146604.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 16, 2010	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly Michael P. Daly	President and Chief Executive Officer (principal executive officer)	March 16, 2010

/s/ Kevin P. Riley Kevin P. Riley	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2010

/s/ Lawrence A. Bossidy Lawrence A. Bossidy	Non-Executive Chairman	March 16, 2010

/s/ Robert M. Curley Robert M. Curley	Director	March 16, 2010

/s/ John B. Davies John B. Davies	Director	March 16, 2010

/s/ Rodney C. Dimock Rodney C. Dimock	Director	March 16, 2010

/s/ Susan M. Hill Susan M. Hill	Director	March 16, 2010

/s/ Cornelius D. Mahoney Cornelius D. Mahoney	Director	March 16, 2010

/s/ Catherine B. Miller Catherine B. Miller	Director	March 16, 2010

/s/ David E. Phelps David E. Phelps	Director	March 16, 2010

/s/ D. Jeffrey Templeton D. Jeffrey Templeton	Director	March 16, 2010

/s/ Corydon L. Thurston Corydon L. Thurston	Director	March 16, 2010