Form 10-Q
period 2010-03-31
BERKSHIRE HILLS BANCORP INC
filed 2010-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 14,031,596 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2010.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2010	2009
Assets
Cash and due from banks	$23,880	$25,770
Short-term investments	2,697	6,838

Total cash and cash equivalents	26,577	32,608

Trading security	15,816	15,880
Securities available for sale, at fair value	313,968	324,345
Securities held to maturity (fair values of $62,524 and $58,567)	62,811	57,621
Federal Home Loan Bank stock and other restricted securities	23,120	23,120

Total securities	415,715	420,966

Loans held for sale	1,874	4,146

Residential mortgages	635,614	609,007
Commercial mortgages	862,209	851,828
Commercial business loans	177,532	186,044
Consumer loans	305,986	314,779

Total loans	1,981,341	1,961,658
Less: Allowance for loan losses	(31,829)	(31,816)

Net loans	1,949,512	1,929,842

Premises and equipment, net	37,396	37,390
Other real estate owned	3,250	30
Goodwill	161,725	161,725
Other intangible assets	13,608	14,375
Cash surrender value of bank-owned life insurance policies	34,973	36,904
Other assets	60,829	62,438

Total assets	$2,705,459	$2,700,424

Liabilities
Demand deposits	$272,409	$276,587
NOW deposits	195,848	197,176
Money market deposits	582,006	532,840
Savings deposits	237,454	208,597
Time deposits	749,576	771,562

Total deposits	2,037,293	1,986,762

Short-term debt	44,130	83,860
Long-term Federal Home Loan Bank advances	197,447	207,344
Junior subordinated debentures	15,464	15,464
Other liabilities	25,804	22,413

Total liabilities	2,320,138	2,315,843

Stockholders’ equity
Common stock ($.01 par value; 26,000,000 shares authorized; 15,848,825 shares issued and 14,027,325 shares outstanding in 2010; 15,848,825 shares issued and 13,916,094 shares outstanding in 2009)	158	158
Additional paid-in capital	337,731	338,822
Unearned compensation	(2,945)	(1,318)
Retained earnings	100,125	99,033
Accumulated other comprehensive loss	(3,535)	(2,968)
Treasury stock, at cost (1,821,500 shares in 2010 and 1,932,731 shares in 2009)	(46,213)	(49,146)

Total stockholders’ equity	385,321	384,581

Total liabilities and stockholders’ equity	$2,705,459	$2,700,424

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2009
Interest and dividend income
Loans	$23,947	$26,432
Securities and other	3,535	3,448

Total interest and dividend income	27,482	29,880
Interest expense
Deposits	6,896	8,473
Borrowings and junior subordinated debentures	2,289	3,696

Total interest expense	9,185	12,169

Net interest income	18,297	17,711
Non-interest income
Deposit, loan and interest rate swap fees	3,416	2,627
Insurance commissions and fees	3,473	4,569
Wealth management fees	1,176	1,189

Total fee income	8,065	8,385
Loss on sale of securities, net	—	(2)
Non-recurring loss	—	(63)
Other	433	352

Total non-interest income	8,498	8,672

Total net revenue	26,795	26,383
Provision for loan losses	2,326	2,500
Non-interest expense
Compensation and benefits	10,997	9,352
Occupancy and equipment	3,035	3,128
Technology and communications	1,383	1,285
Marketing and professional services	1,297	1,083
Supplies, postage and delivery	573	695
FDIC premiums and assessments	773	692
Other real estate owned	27	143
Amortization of intangible assets	768	833
Non-recurring expenses	21	—
Other	1,318	1,242

Total non-interest expense	20,192	18,453

Income before income taxes	4,277	5,430
Income tax expense	941	1,547

Net income	$3,336	$3,883

Less: Cumulative preferred stock dividends and accretion	—	637

Net income available to common stockholders	$3,336	$3,246

Basic earnings per common share	$0.24	$0.27

Diluted earnings per common share	$0.24	$0.27

Weighted average common shares outstanding:
Basic	13,829	12,164
Diluted	13,858	12,247
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
				Additional	Unearned		other comp-
	Common stock		Preferred	paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	stock	capital	sation	earnings	loss	stock	Total

Balance at December 31, 2008	12,253	$142	$36,822	$307,620	$(1,905)	$127,773	$(11,574)	$(50,453)	$408,425

Comprehensive income:
Net income	—	—	—	—	—	3,883	—	—	3,883
Other net comprehensive income	—	—	—	—	—	—	2,289	—	2,289

Total comprehensive income									6,172
Preferred stock discount accretion and dividends	—	—	137	—	—	(448)	—	—	(311)
Cash dividends declared ($0.16 per share)	—	—	—	—	—	(1,963)	—	—	(1,963)
Forfeited shares	(4)	—	—	(15)	73	—	—	(108)	(50)
Exercise of stock options	10	—	—	—	—	(82)	—	278	196
Restricted stock grants	47	—	—	(92)	(1,104)	—	—	1,196	—
Stock-based compensation	—	—	—	16	382	—	—	—	398
Other, net	—	—	—	(27)	50	13	—	(85)	(49)

Balance at March 31, 2009	12,306	142	36,959	307,502	(2,504)	129,176	(9,285)	(49,172)	412,818

Balance at December 31, 2009	13,916	158	—	338,822	(1,318)	99,033	(2,968)	(49,146)	384,581

Comprehensive income:
Net income	—	—	—	—	—	3,336	—	—	3,336
Other net comprehensive loss	—	—	—	—	—	—	(567)	—	(567)

Total comprehensive income									2,769
Cash dividends declared ($0.16 per share)	—	—	—	—	—	(2,244)	—	—	(2,244)
Restricted stock grants	123	—	—	(1,093)	(2,036)	—	—	3,129	—
Stock-based compensation	—	—	—	2	409	—	—	—	411
Other, net	(12)	—	—	—	—	—	—	(196)	(196)

Balance at March 31, 2010	14,027	$158	$—	$337,731	$(2,945)	$100,125	$(3,535)	$(46,213)	$385,321

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$3,336	$3,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,326	2,500
Net amortization of securities	673	189
Change in unamortized net loan costs and premiums	233	106
Premises depreciation and amortization expense	912	965
Stock-based compensation expense	411	398
Amortization of other intangibles	768	833
Income from cash surrender value of bank-owned life insurance policies	(286)	(296)
Loss on sales of securities, net	—	2
Net decrease (increase) in loans held for sale	2,272	(3,508)
Net change in other	3,793	(2,190)

Net cash provided by operating activities	14,438	2,882

Cash flows from investing activities:
Trading security:
Proceeds from maturities, calls and prepayments	110	—
Securities available for sale:
Sales	3,159	7,914
Proceeds from maturities, calls and prepayments	24,389	9,505
Purchases	(17,370)	(16,027)
Settlement of outstanding due to broker on purchases	—	(19,895)
Securities held to maturity:
Proceeds from maturities, calls and prepayments	6,304	2,775
Purchases	(11,494)	(4,876)

Loan originations and principal repayments, net	(25,479)	35,035
Proceeds from surrender of life insurance	2,217	—
Capital expenditures	(965)	(545)

Net cash (used) provided by investing activities	(19,129)	13,886

Cash flows from financing activities:
Net increase in deposits	50,531	108,500
Proceeds from Federal Home Loan Bank advances and other borrowings	44,130	30,000
Repayments of Federal Home Loan Bank advances and other borrowings	(93,757)	(61,998)
Net proceeds from reissuance of treasury stock	—	196
Preferred stock cash dividends paid	—	(189)
Common stock cash dividends paid	(2,244)	(1,963)

Net cash (used) provided by financing activities	(1,340)	74,546

Net change in cash and cash equivalents	(6,031)	91,314
Cash and cash equivalents at beginning of period	32,608	44,798

Cash and cash equivalents at end of period	$26,577	$136,112

Supplemental cash flow information:
Interest paid on deposits	6,917	8,468
Interest paid on borrowed funds	2,316	3,830
Income taxes paid, net	2,209	106
The accompanying notes are an integral part of these financial statements.

1. GENERAL
Basis of presentation and consolidation
The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements and consist of normal recurring entries. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Berkshire Insurance Group (“BIG”) and Berkshire Bank (the “Bank”), together with the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York chartered limited-purpose commercial bank. All significant inter-company transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Use of estimates
In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses; the valuation of deferred tax assets; the estimates related to the initial measurement of goodwill and other intangible assets and subsequent impairment analyses; the determination of other-than-temporary impairment of investment securities; and the determination of the fair value of assets and liabilities.

Earnings Per Common Share
Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2009

Net income	$3,336	$3,883

Less: Cumulative preferred stock dividends and accretion	—	637

Net income available to common stockholders	$3,336	$3,246

Average number of common shares outstanding	13,989	12,293
Less: average number of unvested stock award shares	(160)	(129)

Average number of basic shares outstanding	13,829	12,164

Plus: average number of dilutive unvested stock award shares	16	21
Plus: average number of dilutive stock options	13	62

Average number of diluted shares outstanding	13,858	12,247

Basic earnings per common share	$0.24	$0.27
Diluted earnings per common share	$0.24	$0.27
For the quarter ended March 31, 2010, 144 thousand shares of restricted stock and 257 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended March 31, 2009, 108 thousand shares of restricted stock and 380 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.
Recent accounting pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”. New authoritative accounting guidance under ASC Topic 810 amends prior guidance to provide more relevant and reliable information to users of financial statements by enterprises involved with variable interest entities. This accounting guidance became effective for the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.
FASB ASC Topic 860, “Transfers and Servicing”. New authoritative accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting guidance became effective for the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.
FASB Accounting Standards Update (“ASU”) No. 2010-06. New authoritative accounting guidance under ASU No. 2010-06 provides guidance that requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This guidance became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s financial statements.
2. TRADING ACCOUNT SECURITY
The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $14.9 million and $15.0 million and a fair value of $15.8 million and $15.9 million at March 31, 2010 and December 31, 2009, respectively. As discussed further in Note 10-Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at March 31, 2010.

3. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
The following is a summary of securities available for sale and held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
March 31, 2010

Securities available for sale
Debt securities:
Municipal bonds and obligations	$71,359	$1,888	$(320)	$72,927
Government guaranteed residential mortgage-backed securities	12,709	231	(44)	12,896
Government-sponsored residential mortgage-backed securities	160,038	4,492	(64)	164,466
Corporate bonds	33,691	519	(225)	33,985
Trust preferred securities	22,316	268	(2,106)	20,478
Other bonds and obligations	5,460	12	(5)	5,467

Total debt securities	305,573	7,410	(2,764)	310,219
Equity securities:
Marketable equity securities	3,837	69	(157)	3,749

Total securities available for sale	309,410	7,479	(2,921)	313,968

Securities held to maturity
Municipal bonds and obligations	9,948	—	—	9,948
Government-sponsored residential mortgage-backed securities	88	4	—	92
Tax advantaged economic development bonds	52,602	390	(681)	52,311
Other bonds and obligations	173	—	—	173

Total securities held to maturity	62,811	394	(681)	62,524

Total	$372,221	$7,873	$(3,602)	$376,492

December 31, 2009

Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,277	$1,836	$(329)	$74,784
Government guaranteed residential mortgage-backed securities	12,923	224	(116)	13,031
Government-sponsored residential mortgage-backed securities	179,674	4,714	(143)	184,245
Corporate bonds	36,941	641	(245)	37,337
Trust preferred securities	9,285	—	(2,370)	6,915
Other bonds and obligations	5,481	9	(20)	5,470

Total debt securities	317,581	7,424	(3,223)	321,782
Equity securities:
Marketable equity securities	2,679	55	(171)	2,563

Total securities available for sale	320,260	7,479	(3,394)	324,345

Securities held to maturity
Municipal bonds and obligations	14,737	—	—	14,737
Government-sponsored residential mortgage-backed securities	139	3	—	142
Tax advantaged economic development bonds	42,572	951	(8)	43,515
Other bonds and obligations	173	—	—	173

Total securities held to maturity	57,621	954	(8)	58,567

Total	$377,881	$8,433	$(3,402)	$382,912

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at March 31, 2010 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$28,125	$28,543	$7,164	$7,164
Over 1 year to 5 years	14,219	14,179	1,541	1,541
Over 5 years to 10 years	19,860	20,388	30,839	30,646
Over 10 years	70,622	69,747	23,179	23,081

Total bonds and obligations	132,826	132,857	62,723	62,432

Marketable equity securities	3,837	3,749	—	—
Residential mortgage-backed securities	172,747	177,362	88	92

Total	$309,410	$313,968	$62,811	$62,524

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2010

Securities available for sale
Debt securities:
Municipal bonds and obligations	$3	$484	$317	$9,401	$320	$9,885
Government guaranteed residential mortgage-backed securities	44	5,057	—	—	44	5,057
Government-sponsored residential mortgage-backed securities	63	9,529	1	365	64	9,894
Corporate bonds	—	—	225	2,769	225	2,769
Trust preferred securities	—	—	2,106	9,817	2,106	9,817
Other bonds and obligations	—	—	5	328	5	328

Total debt securities	110	15,070	2,654	22,680	2,764	37,750

Marketable equity securities	21	2,233	136	1,138	157	3,371

Total securities available for sale	131	17,303	2,790	23,818	2,921	41,121

Securities held to maturity
Tax advantaged economic development bonds	681	16,156	—	—	681	16,156

Total securities held to maturity	681	16,156	—	—	681	16,156

Total	$812	$33,459	$2,790	$23,818	$3,602	$57,277

December 31, 2009

Securities available for sale
Debt securities:
Municipal bonds and obligations	$17	$2,984	$312	$7,128	$329	$10,112
Government guaranteed residential mortgage-backed securities	116	5,113	—	—	116	5,113
Government-sponsored residential mortgage-backed securities	143	21,610	—	—	143	21,610
Corporate bonds	—	—	245	2,748	245	2,748
Trust preferred securities	—	—	2,370	6,915	2,370	6,915
Other bonds and obligations	—	—	20	440	20	440

Total debt securities	276	29,707	2,947	17,231	3,223	46,938

Marketable equity securities	—	—	171	1,104	171	1,104

Total securities available for sale	276	29,707	3,118	18,335	3,394	48,042

Securities held to maturity
Tax advantaged economic development bonds	8	1,569	—	—	8	1,569

Total securities held to maturity	8	1,569	—	—	8	1,569

Total	$284	$31,276	$3,118	$18,335	$3,402	$49,611

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2010, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2010:
AFS municipal bonds and obligations
At March 31, 2010, 15 out of a total of 133 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3% of the amortized cost of securities in unrealized loss positions. The securities are insured, investment grade rated, general obligation bonds. There were no material underlying credit downgrades during the first quarter of 2010. All securities are considered performing.
AFS and HTM residential mortgage-backed securities
At March 31, 2010, 9 out of a total of 109 securities and 2 out of a total of 4 securities in the Company’s portfolios of AFS residential mortgage-backed securities and HTM residential mortgage-backed securities, respectively, were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions within both portfolios. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s AFS and HTM residential mortgage-backed securities. These entities are government-sponsored and are backed by the full faith and credit of the U.S. government. The securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2010. All securities are considered performing.
AFS corporate bonds
At March 31, 2010, 1 out of a total of 17 securities in the Company’s portfolio of AFS corporate bonds was in an unrealized loss position. The aggregate unrealized loss represented 8% of the amortized cost of the security. The security has a short-term maturity (within 5 years), is investment grade rated, and there was no material underlying credit downgrade during the first quarter of 2010. The security is considered performing.
AFS trust preferred securities
At March 31, 2010, 6 out of a total of 7 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 18% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.
At March 31, 2010, $1.5 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $1.1 million, for potential other-than-temporary-impairment (“OTTI”) at March 31, 2010 and determined that OTTI was not evident based on both the Company’s more likely than not ability to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $30 million in excess subordination above current and projected losses. The security is considered performing.
AFS other bonds and obligations
At March 31, 2010, 5 out of a total of 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1% of the book value of the securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2010. All securities are considered performing.

Marketable Equity Securities
In evaluating its marketable equity securities portfolio’s for OTTI, the Company considers its more likely than not ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings.
At March 31, 2010, 2 out of a total of 4 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 4% of the book value of the impaired securities. The Company has the intent and ability to hold the securities until a recovery of their cost bases and does not consider the securities other-than-temporarily impaired at March 31, 2010. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.
4. LOANS
Loans consist of the following:

(In thousands)	March 31, 2010	December 31, 2009

Residential mortgages	$635,614	$609,007

Commercial mortgages:
Construction	105,315	110,703
Single and multifamily	79,748	80,624
Commercial real estate	677,146	660,501

Total commercial mortgages	862,209	851,828

Commercial business loans	177,532	186,044

Consumer:
Auto	63,061	76,861
Home equity and other	242,925	237,918

Total consumer loans	305,987	314,779

Total loans	$1,981,341	$1,961,658

5. LOAN LOSS ALLOWANCE
Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Balance at beginning of period	$31,816	$22,908

Charged-off loans	(3,846)	(2,643)
Recoveries on charged-off loans	1,533	138

Net loans charged-off	(2,313)	(2,505)

Provision for loan losses	2,326	2,500

Balance at end of period	$31,829	$22,903

Impaired loans totaled $22.5 million and $56.9 million at March 31, 2010 and December 31, 2009, respectively. Based on collateral values or discounted cash flow analyses, impaired loans with a carrying value of $13.9 million and $29.9 million were determined to require a valuation allowance of $4.4 million and $6.4 million at March 31, 2010 and December 31, 2009, respectively.

6. DEPOSITS
A summary of time deposits is as follows:

(In thousands)	March 31, 2010	December 31, 2009
Time less than $100,000	$379,987	$381,141
Time $100,000 or more	369,589	390,421

Total time deposits	$749,576	$771,562

7. STOCKHOLDERS’ EQUITY
The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	March 31, 2010	December 31, 2009	to be Well Capitalized

Total capital to risk weighted assets	10.7%	10.7%	10.0%

Tier 1 capital to risk weighted assets	9.5	9.5	6.0

Tier 1 capital to average assets	8.1	7.9	5.0
At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.
8. STOCK-BASED COMPENSATION PLANS
A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2010 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance as of December 31, 2009	99	$24.49	430	$23.35
Granted	123	16.55	—	—
Stock awards vested	(42)	24.70	—	—

Balance as of March 31, 2010	180	$19.03	430	$23.35

There were no stock options exercised during the three months ended March 31, 2010. During the three months ended March 31, 2009, proceeds from stock option exercises totaled $198 thousand. During the three months ended March 31, 2010, there were 42 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $410 thousand and $397 thousand during the three months ended March 31, 2010 and 2009, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.
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
A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended March 31, 2010
Net interest income (expense)	$18,510	$—	$(213)	$—	$18,297
Provision for loan losses	2,326	—	—	—	2,326
Non-interest income	5,013	3,485	3,649	(3,649)	8,498
Non-interest expense	17,570	2,309	314	(1)	20,192

Income (loss) before income taxes	3,627	1,176	3,122	(3,648)	4,277
Income tax expense (benefit)	673	483	(215)	—	941

Net income	$2,954	$693	$3,337	$(3,648)	$3,336

Average assets (in millions)	$2,632	$31	$364	$(350)	$2,677

Three months ended March 31, 2009
Net interest income (expense)	$18,008	$—	$(197)	$(100)	$17,711
Provision for loan losses	2,500	—	—	—	2,500
Non-interest income	4,093	4,578	4,179	(4,178)	8,672
Non-interest expense	15,788	2,459	112	94	18,453

Income (loss) before income taxes	3,813	2,119	3,870	(4,372)	5,430
Income tax expense (benefit)	884	870	(126)	(81)	1,547

Net income (loss)	$2,929	$1,249	$3,996	$(4,291)	$3,883

Average assets (in millions)	$2,638	$32	$400	$(396)	$2,674
10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
As of March 31, 2010, the Company held derivatives with a total notional amount of $463 million. Of this total, interest rate swaps with a combined notional amount of $160 million were designated as cash flow hedges and $278 million have been designated as economic hedges. The remaining $26 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At March 31, 2010, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2010.
The Company pledged collateral to derivative counterparties in the form of cash totaling $2.6 million and securities with an amortized cost of $17.1 million and a fair value of $17.8 million as of March 31, 2010. No collateral was posted from counterparties to the Company as of March 31, 2010. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at March 31, 2010, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$145,000	4.5	0.26%	4.15%	$(10,235)
Interest rate swaps on junior subordinated debentures	15,000	4.2	2.10	5.54	(816)

Total cash flow hedges	160,000				(11,051)

Economic hedges:
Interest rate swap on industrial revenue bond	14,889	19.7	0.60	5.09	(1,177)
Interest rate swaps on loans with commercial loan customers	131,342	7.1	2.88	6.10	(4,492)
Reverse interest rate swaps on loans with commercial loan customers	131,342	7.1	6.10	2.88	4,837

Total economic hedges	277,574				(832)

Non-hedging derivatives:
Commitments to originate residential mortgage loans to be sold	12,883	0.2			(32)
Commitments to sell residential mortgage loans	12,883	0.2			48

Total non-hedging derivatives	25,767				16

Total	$463,340				$(11,867)

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

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(1,361)	$1,828

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	—	(741)

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	—	255

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	615	(470)

Interest rate swaps on junior subordinated debentures:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	(148)	101

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	67	(35)

Other comprehensive (loss) income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(827)	$938

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$(491)	$(917)

Net interest expense recognized in interest expense on junior subordinated debentures	$(44)	$(71)
The Company’s accumulated other comprehensive loss totaled $3.5 million at March 31, 2010. Of this loss, $6.0 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $5.0 million, and $2.5 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $2.1 million.
The Company’s accumulated other comprehensive loss totaled $3.0 million at December 31, 2009. Of this loss, $5.2 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $4.3 million, and $2.2 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $1.8 million.
Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended March 31, 2010 and 2009.
Economic hedges and non-hedging derivatives
The Company has an interest rate swap with a $15.0 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.
The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $345 thousand as of March 31, 2010 and were not material to the financial statements. The interest income and expense on these mirror image swaps exactly offset each other.
The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to the Federal National Mortgage Association. These commitments are considered derivative financial instruments and are recorded at fair value with any changes in fair value recorded through earnings.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Economic hedges
Interest rate swap on industrial revenue bond:
Net interest expense recognized in interest and dividend income on securities	$(168)	$(160)

Unrealized loss recognized in other non-interest income	(159)	(868)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	1,605	908

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(1,605)	(908)

Favorable change in credit valuation adjustment recognized in other non-interest income	$270	$8

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$(32)	$—

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$48	$—
11. FAIR VALUE MEASUREMENTS
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.
Recurring fair value measurements of financial instruments
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the three months ended March 31, 2010.

	March 31, 2010
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$15,816	$15,816
Available-for-sale securities
Municipal bonds and obligations	—	72,927	—	72,927
Government guaranteed residential mortgage-backed securities	—	12,896	—	12,896
Government sponsored residential mortgage-backed securities	—	164,466	—	164,466
Corporate bonds	—	33,985	—	33,985
Trust preferred securities	—	19,379	1,099	20,478
Other bonds and obligations	—	5,467	—	5,467
Marketable equity securities	2,565	—	1,184	3,749
Derivative assets	—	4,885	—	4,885
Derivative liabilities	—	16,720	32	16,752

	December 31, 2009
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$15,880	$15,880
Available-for-sale securities
Municipal bonds and obligations	—	74,784	—	74,784
Government guaranteed residential mortgage-backed securities	—	13,031	—	13,031
Government-sponsored residential mortgage-backed securities	—	184,245	—	184,245
Corporate bonds	—	37,337	—	37,337
Trust preferred securities	—	6,051	864	6,915
Other bonds and obligations	—	5,470	—	5,470
Marketable equity securities	1,411		1,152	2,563
Derivative assets	—	3,267	—	3,267
Derivative liabilities	—	13,447	273	13,720
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
Securities Available for Sale (“AFS”). AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include certain agency mortgage-backed securities and investment grade-rated municipal bonds and corporate bonds. The pricing on Level 2 was primarily sourced from third party pricing services and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. The Company holds one trust preferred security and two limited partnership securities in its AFS portfolio which are classified as Level 3. The securities’ fair values are based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool.
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
Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.
The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. As of March 31, 2010, liabilities derived from commitments to originate residential mortgage loans for sale totaled $32 thousand. The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the Federal National Mortgage Association in secondary markets. These valuations result in a Level 2 classification. As of March 31, 2010, assets derived from commitments to sell residential mortgage loans totaled $48 thousand.
The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at March 31, 2010 and 2009.

	Assets		Liabilities
	Trading	Securities
	Account	Available	Derivative
(In thousands)	Security	for Sale	Liabilities

Balance as of December 31, 2009	$15,880	$2,016	$(273)

Unrealized gain recognized in other non-interest income	46	—	241
Unrealized loss included in accumulated other comprehensive loss	—	(267)	—

Balance as of March 31, 2010	$15,816	$2,283	$(32)

Unrealized gains (losses) relating to instruments still held at March 31, 2010	$926	$(1,634)	$—

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2008	$18,144	$1,446

Unrealized gain recognized in other non interest income	(579)	—
Unrealized loss included in accumulated other comprehensive loss	—	(385)

Balance as of March 31, 2009	$17,565	$1,061

Unrealized losses relating to instruments still held at March 31, 2009	$(579)	$(385)
Non-recurring fair value measurements of financial instruments
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain financial assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.

Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity for the quarters ended March 31, 2010 and 2009. Held to maturity securities are fair valued using the same methodologies applied to the available for sales securities portfolio. Most securities in the held for maturity portfolio consist of economic development bonds and issues to local municipalities that are not actively traded and are priced using a discounted cash flows model. The Bank views these as Level 3 pricing.
Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of Federal Home Loan Bank of Boston (“FHLBB”) stock having a carrying value of $21.0 million as of March 31, 2010. FHLBB stock is recorded at par and periodically evaluated for impairment. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB and the purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
In February 2009 the FHLBB announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. In addition, the FHLBB reported a net loss for the years ended December 31, 2008 and 2009. However, the FHLBB has reported positive net income for the fourth quarter of 2009 and the first quarter of 2010. These factors were considered by the Company’s management when determining if an other-than-temporary impairment exists with respect to the Company’s investment in FHLBB. The Company also reviewed recent public filings, rating agency’s analysis which showed investment-grade ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of March 31, 2010 and it will continue to be monitored closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.
Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Impaired loans totaling $22.5 million were subject to nonrecurring fair value measurement at March 31, 2010. These loans were primarily commercial loans and these measurements were classified as Level 3. Impaired loans with a carrying value of $13.9 million were determined to require a valuation allowance, which was recorded at $4.4 million at March 31, 2010 based on estimated fair value. As of December 31, 2009 impaired loans with a carrying value of $29.9 million were determined to require a valuation allowance, which was recorded at $6.4 million based on estimated fair value. For the three month periods ended March 31, 2010 and 2009, losses relating to period-end impaired loans totaled $1 million and $2 million, respectively.
Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during the three month periods ended March 31, 2010 and 2009. The Company holds loans in the held for sale category for a period generally less than 3 months and as a result fair value approximates carrying value.

Capitalized mortgage loan servicing rights. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. Write-downs on capitalized mortgage loan servicing rights totaled $178 thousand and $144 thousand for the three month periods ended March 31, 2010 and 2009, respectively.
Non-financial assets and non-financial liabilities
Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Bank. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals. OREO properties totaled $3.25 million and $30 thousand at March 31, 2010 and December 31, 2009, respectively. OREO loan sales totaled $30 thousand for the three month period ended March 31, 2010. Write-downs on OREO properties totaled $750 thousand and $127 thousand for the three month periods ended March 31, 2010 and 2009, respectively.
Intangibles and Goodwill. The Company’s other intangible balance totaled $13.6 million and $14.4 million as of March 31, 2010 and 2009, respectively. Other intangibles include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions. Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years. No impairment was recorded on other intangible assets during the three month periods ended March 31, 2010 and 2009.
The Company’s Goodwill balance as of March 31, 2010 was $161.7 million. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible.
Summary of estimated fair values of financial instruments
The estimated fair values, and related carrying amounts, of the Company’s financial instruments follow. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$26,577	$26,577	$32,608	$32,608
Trading security	15,816	15,816	15,880	15,880
Securities available for sale	313,968	313,968	324,345	324,345
Securities held to maturity	62,811	62,524	57,621	58,567
Restricted equity securities	23,120	23,120	23,120	23,120
Net loans	1,949,512	1,874,190	1,929,842	1,833,404
Loans held for sale	1,874	1,874	4,146	4,146
Capitalized mortgage servicing rights	1,657	1,657	1,620	1,620
Accrued interest receivable	9,011	9,011	8,498	8,498
Cash surrender value of bank-owned life insurance policies	34,973	34,973	36,904	36,904
Derivative assets	4,885	4,885	3,267	3,267

Financial Liabilities

Total deposits	$2,037,293	$2,048,778	$1,986,762	$2,007,774
Short-term debt	44,130	44,130	83,860	83,860
Long-term Federal Home Loan Bank advances	197,447	201,508	207,344	208,831
Junior subordinated debentures	15,464	10,218	15,464	9,462
Derivative liabilities	16,752	16,752	13,720	13,720
Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.
Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of ninety days or less.
Restricted equity securities. Carrying value approximates fair value based on the redemption provisions of the issuers.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2010 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate.
Berkshire Hills Bancorp (“the Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It has $2.7 billion in assets at March 31, 2010 and is the parent of Berkshire Bank — America’s Most Exciting BankSM (“the Bank”). The Company provides personal and business banking, insurance, investment, and wealth management services through 45 financial centers in western Massachusetts, northeastern New York, and southern Vermont. Berkshire Bank provides 100% deposit insurance protection, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc., Berkshire Bank and Berkshire Insurance Group. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Our ability to predict results or the actual effects of our plans and strategies is inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and in this report and in other reports filed with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND NEW ACCOUNTING PRONOUNCEMENTS
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2009 Form 10-K. Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Accounting policies related to the allowance for loan losses, the valuation of deferred tax assets, the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses, the determination of other-than-temporary impairment of investment securities, and the determination of fair value of financial instruments are considered to be critical. For additional information regarding critical accounting policies, refer to Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2009. Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements of this report for a detailed discussion of new accounting pronouncements. The Company performs an annual impairment test of goodwill or more frequently if events or changes in circumstances indicate that impairment is possible. There have been no such events or changes in circumstance since the Company’s most recent report on Form 10-K.

Selected Financial Data
The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended
	March 31,
	2010	2009

PERFORMANCE RATIOS (1)
Return on average assets	0.50%	0.59%
Return on average common equity	3.44	3.52
Net interest margin, fully taxable equivalent	3.24	3.11

ASSET QUALITY RATIOS
Net charge-offs (annualized)/average loans	0.47%	0.51%
Non-performing assets/total assets	0.92	0.47
Loan loss allowance/total loans	1.61	1.16

CAPITAL
Common stockholders’ equity to total assets	14.24%	13.80%

PER COMMON SHARE DATA
Net earnings, diluted	$0.24	$0.27
Total common book value	27.47	30.54
Dividends	0.16	0.16
Common stock price:
High	20.99	31.39
Low	16.20	18.46
Close	18.33	22.92

FINANCIAL DATA: (In millions)
Total assets	$2,705	$2,724
Total loans	1,981	1,969
Other earning assets	420	432
Total intangible assets	175	179
Deposits	2,037	1,938
Borrowings and debentures	257	343
Stockholders’ equity	385	413

FOR THE PERIOD: (In thousands)
Net interest income	$18,297	$17,711
Provision for loan losses	2,326	2,500
Non-interest income	8,498	8,672
Non-interest expense	20,192	18,453
Net income	3,336	3,883

(1)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

Average Balances and Average Yields/Rates
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended March 31,
	2010		2009
	Average	Yield/Rate	Average	Yield/Rate
(In millions)	Balance	(FTE basis)	Balance	(FTE basis)

Assets
Loans:
Residential mortgages	$615	5.31%	$676	5.56%
Commercial mortgages	856	4.94	804	5.39
Commercial business loans	170	4.88	173	5.96
Consumer loans	311	4.04	343	4.64

Total loans	1,952	4.91	1,996	5.37
Securities	412	4.06	335	4.85
Fed funds sold & short-term investments	7	0.20	50	0.17

Total earning assets	2,371	4.75	2,381	5.18
Other assets	306		293

Total assets	$2,677		$2,674

Liabilities and stockholders’ equity
Deposits:
NOW	$195	0.39%	$193	0.40%
Money market	542	1.02	463	1.40
Savings	224	0.32	213	0.44
Time	758	2.71	763	3.43

Total interest-bearing deposits	1,719	1.61	1,632	2.11
Borrowings and debentures	280	3.27	366	4.10

Total interest-bearing liabilities	1,999	1.84	1,998	2.47
Non-interest-bearing demand deposits	270		232
Other liabilities	20		33

Total liabilities	2,289		2,263

Total stockholders’ equity	388		411

Total liabilities and stockholders’ equity	$2,677		$2,674

Net interest spread		2.91%		2.71%
Net interest margin		3.24%		3.11%

Supplementary data
Total deposits (In millions)	$1,989		$1,864
Fully taxable equivalent income adj. (In thousands)	646		566

(1)	The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost.

SUMMARY
First quarter net income was $3.3 million in 2010, compared to $3.9 million in 2009. First quarter net income available to common shareholders increased to $3.3 million in 2010 from $3.2 million in 2009. Results in 2009 included the impact of dividends on preferred stock which was repaid in full near the end of the second quarter. First quarter earnings per share decreased to $0.24 from $0.27 in 2009 due to additional shares issued in the second quarter last year. The first quarter dividend paid was $0.16 per share in both years.
First quarter results demonstrated positive momentum in building earnings available to common shareholders and in strengthening asset quality. Results in the most recent quarter included strong growth in targeted loans and deposits and significant linked quarter revenue growth in most business lines. Careful attention to loan and deposit pricing contributed to an increase in the net interest margin. The decrease in net income was primarily due to higher expenses related to the costs of business expansion and investment in new business lines.
Nonperforming assets were elevated at the start of 2010 as the Company pursued workout strategies initiated near year-end 2009 to resolve potential risks in the loan portfolio. Nonperforming assets decreased to below 1% of total assets as the Company completed the resolution of several credits. Net loan charge-offs averaged 0.47% annualized in the first quarter, and the Company ended the quarter with the lowest level of accruing delinquent loans in several years, compared to total loans.
Berkshire is the largest locally headquartered regional bank, and is well positioned to meet the needs of its markets. The Company’s double digit annualized deposit growth in the first quarter provides a solid base for current and planned organic loan growth. Berkshire Bank is well capitalized and the Company’s dividend to shareholders provided a yield exceeding 3% at quarter-end.
First quarter highlights included:
•	10% annualized deposit growth
•	3% increase in first quarter income available to common shareholders compared to the prior year
•	3.24% net interest margin, increased from 3.05% in the prior quarter
•	30% growth in banking fees for deposits, loans, and interest rate swaps compared to prior year
•	36% decrease in nonperforming assets to $25 million, or 0.92% of total assets
•	$15 million reduction to $3 million in performing restructured loans
•	0.47% annualized net charge-offs/average total loans
•	0.31% ratio of accruing delinquent loans/loans — lowest since 2006
•	147% ratio of the loan loss allowance to non-accruing loans
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009
Summary. Total assets remained steady at $2.7 billion in the most recent quarter. A $20 million increase in loans was mostly offset by decreases in various other assets. A $51 million increase in deposits funded a $50 million reduction in short term borrowings. Nonperforming assets decreased by 36% to 0.92% of total assets.
Securities. Total securities decreased by $5 million in the first quarter due primarily to a decrease in municipal bonds. A decrease in mortgage backed securities was offset by an increase in adjustable rate, locally originated revenue bonds and an increase in fixed rate investment grade trust preferred securities issued by national banks. The annualized securities yield increased to 4.06% in the first quarter of 2010 compared to 4.01% in the prior quarter. The net unrealized gain on securities available for sale increased by slightly to $5 million during the quarter. The Company had one $3 million pooled trust preferred security with a 58% unrealized loss at quarter-end. The Company has been monitoring this security closely for a number of quarters. It is described more fully in the notes to the financial statements, and the impairment is viewed as temporary.

Loans. Total loans increased by $20 million as a result of the purchase of $32 million in prime, seasoned thirty year fixed rate Massachusetts residential mortgages from another institution in the state. Also, during the quarter, Berkshire’s new asset based lending unit originated $13 million in new commercial loans. This unit was still being assembled in the first quarter and is expected to originate $100 million in loans outstanding by the end of the year. Home equity and other consumer balances increased at a 5% annualized rate during the quarter. Loan growth noted above was partially offset by planned runoff of indirect auto loans and runoff of other loans in the continuing low rate environment. As a result, the annualized yield on the loan portfolio decreased to 4.91% in the first quarter of 2010 compared to 4.95% in the prior quarter. The average balance of loans decreased from the prior quarter primarily as a result of writedowns recorded at the end of the prior quarter. Additionally, the mortgage purchase and asset based loan bookings happened later in the most recent quarter. Commercial loan originations also included a $10 million obligation which was classified as a revenue bond in the securities portfolio. The commercial loan pipeline of committed new loan originations also increased during the quarter.
Nonperforming assets decreased by $14 million from $39 million to $25 million due to the completion of resolutions that were in process at the beginning of the quarter. This included a $7 million commercial loan that was modified at a market rate and was returned to accrual status, together with two commercial loans that were collected for cash totaling $3 million due to sale or refinancing. A $5 million commercial loan was written down by $2 million, foreclosed, and was held as other real estate owned at quarter-end. The remaining $22 million balance of nonperforming loans included one $6 million commercial loan that was restructured and which was current in payments and expected to be returned to accrual later this year. There were no other nonperforming loans in excess of $2 million at quarter-end. Accruing delinquent loans decreased to a comparatively low 0.31% of total loans, with improvements in most major categories. Accruing loans designated as troubled debt restructurings decreased to $3 million from $18 million in the first quarter based on payment histories and market level risk adjusted loan interest rates. Most of the loans that were reclassified were loans restructured as part of the Company’s loan initiative in the prior quarter.
Potential problem loans are loans which are currently performing, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such in the future as problem loans. Potential problem loans are typically commercial loans that are performing but are classified by the Company’s loan rating system as “substandard.” The Company had $72 million in potential problem loans at March 31, 2010 compared to $61 million at the beginning of the quarter. This increase included the $7 million loan noted above which became accruing, and a $7 million lodging relationship which was restructured in the prior quarter and which was performing in the first quarter but was downgraded from a “special mention” classification. This loan was not deemed impaired at quarter-end. Loans deemed impaired totaled $22 million at quarter-end, which was down from $57 million at the start of the quarter following the resolutions discussed above.
Loan Loss Allowance. The loan loss allowance was 1.61% of total loans at quarter-end, compared to 1.62% at the start of the quarter. The allowance was 147% of nonperforming loans at quarter-end, compared to 82% at the beginning of the quarter. The specific allowance assigned to impaired loans decreased to $4 million from $6 million, while pool reserves increased by a similar amount due to reclassification of certain loans into a higher risk pool and higher construction reserves.
Deposits and Borrowings. Total deposits increased by $51 million (10% annualized) during the first quarter, primarily due to growth in money market and savings accounts. Deposits increased in most of the Bank’s regions, and included the benefit of the new private banking business unit. The average cost of deposits continued to decrease, falling to 1.39% in the most recent quarter, compared to 1.48% in the prior quarter. Funds from deposit growth were used to reduce borrowings by $50 million. The average cost of borrowings decreased to 3.27% from 4.30% in the prior quarter primarily due to the prepayment of higher cost borrowings at the end of last year. The loan to deposit ratio continued to improve to 97%, demonstrating the Bank’s strong liquidity.
Stockholders’ Equity. Total stockholders’ equity increased slightly during the quarter, totaling $385 million at quarter-end. Tangible equity/assets remained unchanged at 8.3%, and total equity to assets remained unchanged at 14.2%. At quarter-end, tangible book value per share measured $14.97, while total book value per share was $27.47. Measures related to tangible equity and assets exclude the balance of goodwill and other intangible assets from both equity and assets and are often utilized by the investment community. The Bank’s risk-based capital ratio was unchanged at 10.7% at quarter-end.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
Summary. First quarter net income of $3.3 million in 2010 was down from $3.9 million in 2009 due to higher expenses associated with the Company’s expansion. First quarter total net revenue increased by $0.4 million (2%) in 2010 compared to 2009. The Company has maintained an asset sensitive net interest income profile, as management has chosen to sacrifice current yield to protect earnings in the event of future rate increases. Additionally, the Company has accepted the impact of actions to improve liquidity and capitalization during the current distressed economic environment, despite the negative impact of these actions on short-term earnings and stockholder return. Additionally, the Company is absorbing the current period costs of expansion activities which are viewed as investments in the franchise. These include the new business lines in asset based lending and private banking, which are expected to reach breakeven within the current calendar year. Additionally, the Company’s cost of regional expansion in Albany and Springfield was included in first quarter 2010 results, but not in the results for the same quarter of 2009. As a result of these factors, the first quarter return on assets decreased to 0.50% in 2010 compared to 0.59% in 2009. The return on common equity decreased to 3.44% from 3.52% in the same periods, respectively and included the benefit of the repayment in full of outstanding preferred stock in the second quarter of 2009.
First quarter revenues were higher in most major areas except for insurance, which decreased by $1.1 million primarily due to lower contingency income, reflecting conditions with the Company’s carriers. Berkshire continues to rank high in terms of total compensation from a number of the carriers that it works with. The Company has completed a reorganization of its insurance group which is designed to lower its annual cost structure by more than $1 million and to also improve the scalability of its service model. As part of this reorganization, a new consolidated insurance center was opened in Pittsfield in the 1st quarter, significantly improving service to customers. As a result the Company expects that in the future it will benefit from higher earnings when cyclical insurance industry conditions improve.
Net Interest Income. Net interest income increased by $0.6 million (3%) due to an improvement in the net interest margin to 3.24% from 3.11%. Net interest income also improved from the fourth quarter of 2009, reflecting an improvement in the net interest margin from 3.05%. This linked quarter improvement was primarily due to lower funding costs for both deposits and borrowings. Average earning assets were lower in the most recent quarter than in the prior quarter and the prior year first quarter, primarily due to the impact of loan charges near the end of 2009. Net interest income grew at a 7% annualized rate when compared to the prior quarter. This was the third consecutive quarter in which the margin improved. The Company is continually focused on maximizing the spread between loans and deposits, and it has also benefited from the restructuring of its borrowings at the end of 2009.
Non-Interest Income. First quarter non-interest income decreased by $0.2 million (2%) from the prior year due to a $1.1 million (24%) decrease in insurance revenue. Insurance revenue includes seasonal contingency income which declined due to lower payouts from major carriers, which are viewed as cyclical. Additionally, regular commission income decreased by $0.2 million (11%) due primarily to ongoing unfavorable pricing conditions in the property and casualty industry. Banking fees for deposits, loans, and interest rate swaps increased by $0.8 million (30%) over the first quarter of 2009, and by 15% over the prior quarter, including the benefit of higher business volumes and selective price increases. Included in this growth was a $0.4 million increase in interest rate swap fee income related to commercial loan originations. First quarter wealth management fees were down slightly compared to the prior year but were up at a 12% annualized rate compared to the prior quarter as a result of an 11% annualized increase in assets under management, which totaled $686 million at quarter-end.
Loan Loss Provision. The first quarter loan loss provision totaled $2.3 million in 2010, decreasing by $0.2 million from the prior year period. Net loan charge-offs also totaled $2.3 million and decreased by a similar amount, measuring 0.47% of average loans in 2010 compared to 0.51% in the first quarter of 2009. In the most recent quarter, gross charge-offs totaled $3.8 million, including the $2.2 million write-down on the commercial property transferred to other real estate owned. Recoveries totaling $1.5 million were mostly related to commercial loans that had been charged-down in the prior quarter as a result of higher than anticipated liquidation values.

Non-Interest Expense and Income Tax Expense. First quarter non-interest expense increased by $1.7 million (9%) from the prior year, including the impact of business expansion on compensation related expense. All other first quarter non-compensation related expense increased by 1% from year-to-year. The $1.6 million increase in compensation related expense included $0.3 million (5%) in salaries and wages. Incentive expense increased by $0.6 million, as no incentives were accrued in 2009. Compensation expense deferrals for loan originations declined by $0.3 million from the unusually high levels in the refinancing wave in 2009. Total full-time equivalent staff measured 607 employees at quarter-end, compared to 622 at the end of 2009 and 610 at the end of 2008. First quarter net income benefited from a year-to-year reduction in the effective income tax rate to 22% from 28% reflecting the expected effective rate for the current year. The Company has also increased its investment in securities and loans with tax-advantaged interest income.
Results of Segment Operations. The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in the notes to the financial statements. The Bank’s first quarter net income increased 1% in 2010 compared to 2009. Its pre-tax income decreased by 5%, but this was offset by a lower tax rate in 2010 reflecting the anticipated tax rate for the full year 2010. Insurance income decreased from $1.2 million to $0.7 million as a result of lower revenue.
Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes net income and changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and interest rate swaps designated as cash flow hedges. The Company recorded a $0.6 million increase in the accumulated other comprehensive loss in the first quarter of 2010 due primarily to a decrease in the fair value of its interest rate swaps. Total first quarter comprehensive income was $2.8 million in 2010. In the first quarter of 2009, the Company recorded a $2.3 million reduction in the accumulated other comprehensive loss as financial markets began to normalize following turbulence in the fourth quarter of 2008. Due to these impacts, the Company recorded $6.2 million in total comprehensive income in the first quarter of 2009.
Liquidity and Cash Flows. The Company’s primary source of funds was deposit growth in the first quarter of 2010, and the primary use of funds was the repayment of short term borrowings. Additionally, reductions in liquid assets and investment securities funded loan growth, which was principally due to the purchase of residential mortgages. Net deposit growth and borrowings are expected to be significant sources of funds during the remainder of the year, and loan and securities growth are expected to be significant uses of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. The Company also uses interest rate swaps in managing its funds sources and uses. Since the fourth quarter of 2008, the Company has participated in the optional FDIC program providing unlimited insurance on transaction deposit accounts. The FDIC recently offered participating banks a one-time opportunity to continue to participate in this program through at least year-end 2010. The Company has opted to discontinue its participation, which will be effective as of July 1, 2010. The Company does not expect that this change will have a material impact on its liquidity and cash flows. The Company has traditionally offered 100% insurance on all deposit balances as a result of the combination of insurance from the FDIC and the Massachusetts Depositors Insurance Fund. The Company will continue to offer this 100% deposit insurance on all deposit balances.
Berkshire Hills Bancorp had a cash balance totaling $23 million at quarter-end, and this cash was expected to fund all routine uses of cash for dividends, debt service, and operating costs. The primary long run routine sources of funds for the holding company are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options. For 2010, there are no dividends expected to be paid by these subsidiaries. As a result of the loss recorded in 2009, Berkshire Bank is not currently eligible to pay dividends to its parent under Massachusetts state banking statutes. The Company expects that, as a result of retained earnings in 2010, the Bank will again become eligible to pay dividends according to these statutes in 2011. As noted above, the Company expects to meet all of its routine cash needs in 2010 from existing cash balances on hand, including anticipated shareowner cash dividends. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2009 Form 10-K in Item 7.

Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity. At March 31, 2010, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2009 Form 10-K. As discussed in Part II, Item 1A of this report, there are financial system reform proposals before Congress which would constitute the most significant regulatory and systemic reform since the 1930’s. It cannot be determined at this time whether reforms will be enacted or what the final nature of any reforms would be. Some proposed reforms would increase required capital levels in the banking system.
Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2009 Form 10-K. For the three months ended March 31, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial statements. Information relating to payments due under contractual obligations is presented in the 2009 Form 10-K. There were no material changes in the Company’s payments due under contractual obligations during the first three months of 2010, except for derivatives transactions. The Company entered into $35 million in net additional interest rate swaps on commercial loans, with an equal net increase in back-to-back swaps with institutional third parties. See note 10 on Derivative Financial Instruments and Hedging Activities for additional information related to interest rate swaps.
Fair Value Measurements. The company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no material changes in most instances in the fair value measurements in the financial statements, compared to book value, at March 31, 2010 compared to December 31, 2009. The fair value of loans improved to a discount of $75 million from a discount of $96 million on these dates, respectively. The fair value of deposits exceeded book value by $11 million compared to $21 million on these dates, respectively. Both of these changes indicate an improvement in the economic value of the Company’s equity.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the way that the Company measures market risk or in the Company’s market risk position during the first three months of 2010. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2009.
As discussed in Item 2, a significant contributor to lower earnings in recent quarters has been Berkshire’s targeted position to maintain a moderately asset sensitive interest rate profile. Federal interventions to avoid a financial crisis unexpectedly drove short-term interest rates to near zero where they have remained since the fourth quarter of 2008. Berkshire maintains a discipline to avoid undue risks to the market value of equity which would result from taking on excessive fixed rate assets in the current environment. As of March 31, 2010, the Company’s model indicated that at current rates and volumes, net interest income would decrease by a total of about 3% at the end of a two year period, compared to current levels, and assuming no growth or change in mix. If rates were to gradually rise 200 basis points in this no growth scenario, then net interest income would increase by about 7% at the end of a two year period, compared to current levels. The Company believes that rates will rise over the next two years, and that net interest income will increase in the future both due to higher rates, and to increases in volume and to favorable changes in mix. Additionally, the Company is evaluating the retention of more fixed rate assets, as shown by the purchase of fixed rate mortgages and trust preferred securities in the most recent quarter. Most of the loan originations that the Company has retained have been adjustable rate, which has modestly increased asset sensitivity. As a result, the Company may achieve a better balance of adjustable and fixed rate originations in the coming months, while still maintaining an overall asset sensitive position. Any such shift would be targeted towards supporting the net interest margin in 2010 and 2011.
Management also believes that net interest income might increase by more than the modeled amount in the expected scenarios of rising interest rates. Management might decide to retain more, longer duration assets, after interest rates increase, and this would contribute additional income in the case of a parallel shift in the yield curve. Also, the Company has experienced certain market floors on deposit pricing in the current near zero short-term interest rate environment. In the case of rising rates, deposits might not increase in rate as quickly as they are modeled since they are presently above other comparable market rates in some cases.

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
ITEM 1A. RISK FACTORS
The following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”). In addition to the other information set forth in this report, the matters discussed below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. These risk factors could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
Legislative and Regulatory Initiatives
The risk factors discussion in the 2009 Form 10-K describes the situation with numerous pending proposals in Congress and in the federal agencies for reform of bank regulation. More information is also provided in “Regulation and Supervision” in Item 1 of that report. As of the date of this report on Form 10-Q, a major reform package is being debated in the U.S. Senate, following passage of a reform bill in the U.S. House several months ago. The final form and outcome of this reform effort is uncertain, but there is a significant possibility that major reforms will become law in the current year. The impacts on the financial system and on the Company are currently unknown, but they may increase the overall burden of regulation and also may result in higher overall capital requirements for the system. Additionally, federal agencies are moving forward in considering proposals for regulatory reform. A document issued by the Basel Committee on Banking Supervision in December 2009 has generated significant concerns, including the potential for a higher required capital in the banking system, a reduction of industry profitability, the creation of balance sheet and earnings volatility and an undermining of capital formation for the industry. On April 7th, the Federal Reserve Board held a meeting in Washington to solicit feedback from industry participants on elements of its 2009 proposals. Any future outcomes of these initiatives cannot be predicted at this time.
International Financial System
In recent months, concerns have increased about the potential for defaults among sovereign debt issuers in the European debt markets. The Company has no significant direct exposure to these markets, but these risks have caused increased volatility in the world’s financial markets and there are increased risks of financial turmoil or systemic dysfunction that could affect the world’s financial markets. Such events could affect U.S. financial markets and potentially could cause future federal interventions in the U.S. or abroad, and could affect the debt ratings of other public and private debt issuers in addition to those in Europe.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	No Company unregistered securities were sold by the Company during the quarter ended March 31, 2010.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2010.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2010	—	$—	—	97,993
February 1-28, 2010	—	—	—	97,993
March 1-31, 2010	—	—	—	97,993

Total	—	$—	—	97,993

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
ITEM 4. REMOVED AND RESERVED
Not applicable.
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

BERKSHIRE HILLS BANCORP, INC.
Dated: May 10, 2010	By:	/s/ Michael P. Daly
Michael P. Daly
President, Chief Executive Officer and Director

Dated: May 10, 2010	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Executive Officer