Form 10-Q
period 2010-06-30
BERKSHIRE HILLS BANCORP INC
filed 2010-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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

Yes ☐  No ☒

The Registrant had 14,035,102 shares of common stock, par value $0.01 per share, outstanding as of August 5, 2010.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

INDEX

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2010	2009
Assets
Cash and due from banks	$27,931	$25,770
Short-term investments	14,317	6,838
Total cash and cash equivalents	42,248	32,608

Trading security	16,914	15,880
Securities available for sale, at fair value	296,206	324,345
Securities held to maturity (fair values of $58,775 and $58,567)	58,618	57,621
Federal Home Loan Bank stock and other restricted securities	23,120	23,120
Total securities	394,858	420,966

Loans held for sale	3,156	4,146

Residential mortgages	638,439	609,007
Commercial mortgages	890,494	851,828
Commercial business loans	191,277	186,044
Consumer loans	299,771	314,779
Total loans	2,019,981	1,961,658
Less: Allowance for loan losses	(31,848)	(31,816)
Net loans	1,988,133	1,929,842

Premises and equipment, net	37,914	37,390
Other real estate owned	2,900	30
Goodwill	161,725	161,725
Other intangible assets	12,840	14,375
Cash surrender value of bank-owned life insurance policies	35,270	36,904
Other assets	68,484	62,438
Total assets	$2,747,528	$2,700,424

Liabilities
Demand deposits	$276,149	$276,587
NOW deposits	187,401	197,176
Money market deposits	605,529	532,840
Savings deposits	217,977	208,597
Time deposits	753,115	771,562
Total deposits	2,040,171	1,986,762
Short-term debt	72,250	83,860
Long-term Federal Home Loan Bank advances	197,567	207,344
Junior subordinated debentures	15,464	15,464
Other liabilities	37,449	22,413
Total liabilities	2,362,901	2,315,843

Stockholders’ equity
Common stock ($0.01 par value; 26,000,000 shares authorized; 15,848,825 shares issued and 14,036,577 shares outstanding in 2010; 15,848,825 shares issued and 13,916,094 shares outstanding in 2009)	158	158
Additional paid-in capital	337,690	338,822
Unearned compensation	(2,513)	(1,318)
Retained earnings	101,193	99,033
Accumulated other comprehensive loss	(5,979)	(2,968)
Treasury stock, at cost (1,812,248 shares in 2010 and 1,932,731 shares in 2009)	(45,922)	(49,146)
Total stockholders' equity	384,627	384,581
Total liabilities and stockholders' equity	$2,747,528	$2,700,424

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest and dividend income
Loans	$24,490	$25,370	$48,437	$51,802
Securities and other	3,473	3,395	7,008	6,843
Total interest and dividend income	27,963	28,765	55,445	58,645
Interest expense
Deposits	6,787	8,677	13,683	17,150
Borrowings and junior subordinated debentures	2,305	3,364	4,594	7,060
Total interest expense	9,092	12,041	18,277	24,210
Net interest income	18,871	16,724	37,168	34,435
Non-interest income
Deposit, loan and interest rate swap fees	3,575	2,307	6,991	4,934
Insurance commissions and fees	3,197	3,274	6,670	7,843
Wealth management fees	1,140	1,113	2,316	2,302
Total fee income	7,912	6,694	15,977	15,079
Gain on sale of securities, net	-	3	-	1
Non-recurring income	-	1,240	-	1,177
Other	51	468	484	820
Total non-interest income	7,963	8,405	16,461	17,077
Total net revenue	26,834	25,129	53,629	51,512
Provision for loan losses	2,200	2,200	4,526	4,700
Non-interest expense
Compensation and benefits	10,960	8,902	21,957	18,254
Occupancy and equipment	2,963	2,859	5,998	5,987
Technology and communications	1,373	1,370	2,756	2,655
Marketing and professional services	1,116	1,121	2,413	2,461
Supplies, postage and delivery	542	689	1,115	1,384
FDIC premiums and assessments	874	2,387	1,647	3,079
Other real estate owned	-	19	27	161
Amortization of intangible assets	768	833	1,536	1,666
Non-recurring expenses	-	601	21	601
Other	1,432	1,197	2,750	2,183
Total non-interest expense	20,028	19,978	40,220	38,431

Income before income taxes	4,606	2,951	8,883	8,381
Income tax expense	1,198	620	2,139	2,167
Net income	$3,408	$2,331	$6,744	$6,214

Less: Cumulative preferred stock dividend and accretion	-	393	-	1,030
Less: Deemed dividend resulting from preferred stock repayment	-	2,954	-	2,954
Net income (loss) available to common stockholders	$3,408	$(1,016)	$6,744	$2,230

Basic earnings (loss) per common share	$0.25	$(0.08)	$0.49	$0.18

Diluted earnings (loss) per common share	$0.25	$(0.08)	$0.49	$0.18

Weighted average common shares outstanding:
Basic	13,856	12,946	13,845	12,556
Diluted	13,894	12,946	13,875	12,598

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
				Additional	Unearned		other comp-
	Common stock		Preferred	paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	stock	capital	sation	earnings	loss	stock	Total

Balance at December 31, 2008	12,253	$142	$36,822	$307,620	$(1,905)	$127,773	$(11,574)	$(50,453)	$408,425

Comprehensive income:
Net income	-	-	-	-	-	6,214	-	-	6,214
Other net comprehensive income	-	-	-	-	-	-	5,547	-	5,547
Total comprehensive income									11,761
Redemption of preferred stock, including deemed dividend of $2,954	-	-	(37,046)	-	-	(2,954)	-	-	(40,000)
Preferred stock discount accretion and dividends	-	-	224	-	-	(1,030)	-	-	(806)
Repurchase of warrant issued with preferred stock	-	-	-	(1,040)	-	-	-	-	(1,040)
Issuance of common stock, net of issuance costs of $2,266	1,610	16	-	32,349	-	-	-	-	32,365
Cash dividends declared ($0.32 per share)	-	-	-	-	-	(3,932)	-	-	(3,932)
Forfeited shares	(4)	-	-	(15)	73	-	-	(108)	(50)
Exercise of stock options	10	-	-	-	-	(92)	-	307	215
Restricted stock grants	47	-	-	(92)	(1,104)	-	-	1,196	-
Stock-based compensation	-	-	-	31	718	-	-	-	749
Other, net	-	-	-	(17)	50	(64)	-	(105)	(136)

Balance at June 30, 2009	13,916	$158	$-	$338,836	$(2,168)	$125,915	$(6,027)	$(49,163)	$407,551

Balance at December 31, 2009	13,916	$158	$-	$338,822	$(1,318)	$99,033	$(2,968)	$(49,146)	$384,581

Comprehensive income:
Net income	-	-	-	-	-	6,744	-	-	6,744
Other net comprehensive loss	-	-	-	-	-	-	(3,011)	-	(3,011)
Total comprehensive income									3,733
Cash dividends declared ($0.32 per share)	-	-	-	-	-	(4,492)	-	-	(4,492)
Forfeited shares	(10)	-	-	14	57	-	-	(204)	(133)
Exercise of stock options	13	-	-	-	-	(108)	-	318	210
Restricted stock grants	130	-	-	(1,149)	(2,166)	-	-	3,315	-
Stock-based compensation	-	-	-	3	781	-	-	-	784
Other, net	(12)	-	-	-	133	16	-	(205)	(56)

Balance at June 30, 2010	14,037	$158	$-	$337,690	$(2,513)	$101,193	$(5,979)	$(45,922)	$384,627

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$6,744	$6,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,526	4,700
Net amortization of securities	1,347	535
Change in unamortized net loan costs and premiums	388	294
Premises depreciation and amortization expense	1,848	1,929
Stock-based compensation expense	784	749
Amortization of other intangibles	1,536	1,666
Income from cash surrender value of bank-owned life insurance policies	(583)	(599)
Gain on sales of securities, net	-	(1)
Net decrease (increase) in loans held for sale	990	(7,133)
Net change in other	3,431	(1,617)
Net cash provided by operating activities	21,011	6,737

Cash flows from investing activities:
Trading security:
Proceeds from maturities, calls and prepayments	218	-
Securities available for sale:
Sales	3,159	7,914
Proceeds from maturities, calls and prepayments	49,947	22,310
Purchases	(24,756)	(77,569)
Securities held to maturity:
Proceeds from maturities, calls and prepayments	11,897	8,371
Purchases	(12,894)	(9,351)

Loan (originations) and principal repayments, net	(66,479)	33,258
Proceeds from surrender of life insurance	2,217	-
Capital expenditures	(2,420)	(1,002)
Net cash used by investing activities	(39,111)	(16,069)

Cash flows from financing activities:
Net increase in deposits	53,409	121,814
Proceeds from Federal Home Loan Bank advances and other borrowings	116,380	60,000
Repayments of Federal Home Loan Bank advances and other borrowings	(137,767)	(137,299)
Net proceeds from common stock issuance	-	32,365
Net proceeds from reissuance of treasury stock	210	215
Common stock cash dividends paid	(4,492)	(3,932)
Net impact of preferred stock and warrant including repurchase and dividends	-	(41,846)
Net cash provided by financing activities	27,740	31,317

Net change in cash and cash equivalents	9,640	21,985
Cash and cash equivalents at beginning of period	32,608	44,798
Cash and cash equivalents at end of period	$42,248	$66,783

Supplemental cash flow information:
Interest paid on deposits	13,708	17,019
Interest paid on borrowed funds	4,616	7,264
Income taxes(refunded) paid, net	(619)	1,908
Amount due to broker	1,000	-

The accompanying notes are an integral part of these financial statements.

1.	GENERAL

Basis of presentation and consolidation

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements, including year-end consolidated balance sheet data presented, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements and consist of normal recurring entries. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Berkshire Insurance Group, Inc. (“BIG”) and Berkshire Bank (the “Bank”), together with the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York chartered limited-purpose commercial bank. All significant inter-company transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Business

Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, businesses, not-for-profit organizations, and municipalities in and around western Massachusetts, southern Vermont and northeastern New York. The Company also provides asset based middle market commercial lending throughout New England.  Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts.  Its primary lending products are residential mortgages, commercial mortgages, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services; it also offers interest rate swap contracts to commercial customers. The Company offers private banking services and wealth management services including trust, financial planning, and investment services. The Company is an agent for complete lines of property and casualty, life, disability, and health insurance to individuals and businesses.

Business segments

An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp, Inc.  Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services.  Insurance includes the activities of Berkshire Insurance Group, Inc., which provides commercial and consumer insurance services.  The only other consolidated financial activity of the Company consists of the transactions of Berkshire Hills Bancorp, Inc.

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

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net income	$3,408	$2,331	$6,744	$6,214
Less: Cumulative preferred stock dividends and accretion	-	393	-	1,030
Less: Deemed dividend resulting from preferred stock repayment	-	2,954	-	2,954
Net income (loss) available to common stockholders	$3,408	$(1,016)	$6,744	$2,230

Average number of common shares outstanding	14,033	13,063	14,012	12,680
Less: average number of unvested stock award shares	(177)	(117)	(167)	(124)
Average number of basic shares outstanding	13,856	12,946	13,845	12,556

Plus: average number of dilutive unvested stock award shares	25	-	17	11
Plus: average number of dilutive stock options	13	-	13	31
Average number of diluted shares outstanding	13,894	12,946	13,875	12,598

Basic earnings (loss) per common share	$0.25	$(0.08)	$0.49	$0.18
Diluted earnings (loss) per common share	$0.25	$(0.08)	$0.49	$0.18

For the quarter ended June 30, 2010, 158 thousand shares of restricted stock and 257 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended June 30, 2009, 559 thousand shares of restricted stock and 464 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

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

FASB Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”.  New authoritative accounting guidance under ASU No. 2010-06 provides guidance that requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This guidance became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s financial statements.

FASB ASU No. 2010-20, “Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. In July 2010, the FASB issued ASU 2010-20 which requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance will require significant additional disclosures in the December 31, 2010 financial statements and subsequent financial statements.

2.	TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $14.8 million and $15.0 million and a fair value of $16.9 million and $15.9 million at June 30, 2010 and December 31, 2009, respectively. As discussed further in Note 10-Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at June 30, 2010.

3.	SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Securities available for sale
Debt securities:
Municipal bonds and obligations	$77,627	$2,773	$(178)	$80,222
Government guaranteed residential mortgage-backed securities	12,394	277	-	12,671
Government-sponsored residential mortgage-backed securities	136,122	3,954	(42)	140,034
Corporate bonds	32,448	304	(128)	32,624
Trust preferred securities	22,285	26	(2,182)	20,129
Other bonds and obligations	5,441	6	(3)	5,444
Total debt securities	286,317	7,340	(2,533)	291,124
Equity securities:
Marketable equity securities	5,245	55	(218)	5,082
Total securities available for sale	291,562	7,395	(2,751)	296,206

Securities held to maturity
Municipal bonds and obligations	7,488	-	-	7,488
Government-sponsored residential mortgage-backed securities	86	4	-	90
Tax advantaged economic development bonds	50,871	573	(420)	51,024
Other bonds and obligations	173	-	-	173
Total securities held to maturity	58,618	577	(420)	58,775

Total	$350,180	$7,972	$(3,171)	$354,981

December 31, 2009
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,277	$1,836	$(329)	$74,784
Government guaranteed residential mortgage-backed securities	12,923	224	(116)	13,031
Government-sponsored residential mortgage-backed securities	179,674	4,714	(143)	184,245
Corporate bonds	36,941	641	(245)	37,337
Trust preferred securities	9,285	-	(2,370)	6,915
Other bonds and obligations	5,481	9	(20)	5,470
Total debt securities	317,581	7,424	(3,223)	321,782
Equity securities:
Marketable equity securities	2,679	55	(171)	2,563
Total securities available for sale	320,260	7,479	(3,394)	324,345

Securities held to maturity
Municipal bonds and obligations	14,737	-	-	14,737
Government-sponsored residential mortgage-backed securities	139	3	-	142
Tax advantaged economic development bonds	42,572	951	(8)	43,515
Other bonds and obligations	173	-	-	173
Total securities held to maturity	57,621	954	(8)	58,567

Total	$377,881	$8,433	$(3,402)	$382,912

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at June 30, 2010 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$32,051	$32,402	$4,799	$4,799
Over 1 year to 5 years	8,377	8,258	1,496	1,496
Over 5 years to 10 years	20,941	21,528	30,778	30,608
Over 10 years	76,432	76,231	21,459	21,782
Total bonds and obligations	137,801	138,419	58,532	58,685

Marketable equity securities	5,245	5,082	-	-
Residential mortgage-backed securities	148,516	152,705	86	90

Total	$291,562	$296,206	$58,618	$58,775

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2010

Securities available for sale
Debt securities:
Municipal bonds and obligations	$-	$-	$178	$7,054	$178	$7,054
Government-sponsored residential mortgage-backed securities	41	7,914	1	142	42	8,056
Corporate bonds	-	-	128	2,866	128	2,866
Trust preferred securities	208	12,810	1,974	5,241	2,182	18,051
Other bonds and obligations	-	-	3	323	3	323
Total debt securities	249	20,724	2,284	15,626	2,533	36,350

Marketable equity securities	203	3,233	15	1,485	218	4,718
Total securities available for sale	452	23,957	2,299	17,111	2,751	41,068

Securities held to maturity
Tax advantaged economic development bonds	420	16,390	-	-	420	16,390
Total securities held to maturity	420	16,390	-	-	420	16,406

Total	$872	$40,347	$2,299	$17,111	$3,171	$57,458

December 31, 2009

Securities available for sale
Debt securities:
Municipal bonds and obligations	$17	$2,984	$312	$7,128	$329	$10,112
Government guaranteed residential mortgage-backed securities	116	5,113	-	-	116	5,113
Government-sponsored residential mortgage-backed securities	143	21,610	-	-	143	21,610
Corporate bonds	-	-	245	2,748	245	2,748
Trust preferred securities	-	-	2,370	6,915	2,370	6,915
Other bonds and obligations	-	-	20	440	20	440
Total debt securities	276	29,707	2,947	17,231	3,223	46,938

Marketable equity securities	-	-	171	1,104	171	1,104
Total securities available for sale	276	29,707	3,118	18,335	3,394	48,042

Securities held to maturity
Tax advantaged economic development bonds	8	1,569	-	-	8	1,569
Total securities held to maturity	8	1,569	-	-	8	1,569

Total	$284	$31,276	$3,118	$18,335	$3,402	$49,611

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2010, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2010:

AFS municipal bonds and obligations

At June 30, 2010, 10 out of a total of 138 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2% of the amortized cost of securities in unrealized loss positions. The 10 securities in unrealized loss positions are all investment grade rated and all have insurance except for one bond, which is AAA rated. There were no material underlying credit downgrades during the second quarter of 2010. All securities are considered performing.

AFS residential mortgage-backed securities

At June 30, 2010, 8 out of a total of 107 securities and 2 out of a total of 4 securities in the Company’s portfolios of AFS residential mortgage-backed were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions within both portfolios. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of the Company’s AFS residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2010. All securities are considered performing.

AFS corporate bonds

At June 30, 2010, 1 out of a total of 16 securities in the Company’s portfolio of AFS corporate bonds was in an unrealized loss position. The aggregate unrealized loss represented 4% of the amortized cost of the security. The security has a short-term maturity (within 5 years), is investment grade rated, and there was no material underlying credit downgrade during the second quarter of 2010. The security is considered performing.

AFS trust preferred securities

At June 30, 2010, 6 out of a total of 7 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 11% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.

At June 30, 2010, $1.5 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $1.1 million, for potential other-than-temporary-impairment (“OTTI”) at June 30, 2010 and determined that OTTI was not evident based on both the Company’s more likely than not ability to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $30 million in excess subordination above current and projected losses. The security is considered performing.

AFS other bonds and obligations

At June 30, 2010, 5 out of a total of 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1% of the book value of the securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2010. All securities are considered performing.

HTM tax advantaged economic development bonds

At June 30, 2010, 3 out of a total of 11 securities in the Company’s portfolio of tax advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 3% of the amortized cost of the securities in unrealized loss positions. The securities are performing to terms and there were no underlying internal credit downgrades during the second quarter of 2010. All securities are considered performing.

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

At June 30, 2010, 2 out of a total of 4 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 4% of the cost of the impaired securities. The Company has the intent and ability to hold the securities until a recovery of their cost bases and does not consider the securities other-than-temporarily impaired at June 30, 2010. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

4.	LOANS

Loans consist of the following:

(In thousands)	June 30, 2010	December 31, 2009

Total residential mortgages	$638,439	$609,007

Commercial mortgages:
Construction	107,924	110,703
Single and multi-family	81,029	80,624
Commercial real estate	701,541	660,501
Total commercial mortgages	890,494	851,828

Commercial business loans:
Asset-based lending	23,384	-
Other commercial business loans	167,893	186,044
Total commercial business loans	191,277	186,044
Total commercial loans	1,081,771	1,037,872

Consumer loans:
Auto	52,746	76,861
Home equity and other	247,025	237,918
Total consumer loans	299,771	314,779
Total loans	$2,019,981	$1,961,658

5.	LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Balance at beginning of period	$31,829	$22,903	$31,816	$22,908

Charged-off loans	(2,502)	(2,291)	(6,348)	(4,934)
Recoveries on charged-off loans	321	105	1,854	243
Net loans charged-off	(2,181)	(2,186)	(4,494)	(4,691)

Provision for loan losses	2,200	2,200	4,526	4,700

Balance at end of period	$31,848	$22,917	$31,848	$22,917

Impaired loans totaled $17.6 million and $56.9 million at June 30, 2010 and December 31, 2009, respectively.  Based on collateral values or discounted cash flow analyses, impaired loans with a carrying value of $11.2 million and $29.9 million were determined to require a valuation allowance of $3.4 million and $6.4 million at June 30, 2010 and December 31, 2009, respectively.

6.	DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2010	December 31, 2009
Time less than $100,000	$380,667	$381,141
Time $100,000 or more	372,448	390,421
Total time deposits	$753,115	$771,562

7.	STOCKHOLDERS' EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	June 30, 2010	December 31, 2009	to be Well Capitalized

Total capital to risk weighted assets	10.7%	10.7%	10.0%

Tier 1 capital to risk weighted assets	9.5	9.5	6.0

Tier 1 capital to average assets	8.1	7.9	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

8.	STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2010 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance as of December 31, 2009	99	$24.49	430	$23.35
Granted	130	16.61	-	-
Stock options exercised	-	-	(13)	16.75
Stock awards vested	(43)	24.87	-	-
Forfeited	(10)	18.77	(65)	16.75
Balance as of June 30, 2010	176	$18.90	352	$24.81

During the six months ended June 30, 2010, proceeds from stock option exercises totaled $210 thousand. During the six months ended June 30, 2010, there were 43 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $784 thousand and $749 thousand during the six months ended June 30, 2010 and 2009, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

9.	OPERATING SEGMENTS

The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp, Inc.  Banking includes the activities of Berkshire Bank and its subsidiaries, which provide commercial and consumer banking services. Insurance includes the activities of Berkshire Insurance Group, Inc. which provides commercial and consumer insurance services. The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp, Inc. Management fees for corporate services provided by the Bank to Berkshire Insurance Group, Inc. and the Parent are eliminated.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended June 30, 2010
Net interest income (expense)	$19,088	$-	$(217)	$-	$18,871
Provision for loan losses	2,200	-	-	-	2,200
Non-interest income	4,748	3,213	3,685	(3,683)	7,963
Non-interest expense	17,474	2,303	252	(1)	20,028
Income before income taxes	4,162	910	3,216	(3,682)	4,606
Income tax expense (benefit)	1,017	373	(192)	-	1,198
Net income	$3,145	$537	$3,408	$(3,682)	$3,408

Average assets (in millions)	$2,659	$32	$362	$(333)	$2,720

Three months ended June 30, 2009
Net interest income (expense)	$17,029	$-	$(303)	$(2)	$16,724
Provision for loan losses	2,200	-	-	-	2,200
Non-interest income	5,089	3,316	2,692	(2,692)	8,405
Non-interest expense	17,028	2,641	309	-	19,978
Income (loss) before income taxes	2,890	675	2,080	(2,694)	2,951
Income tax expense (benefit)	594	277	(251)	-	620
Net income (loss)	$2,296	$398	$2,331	$(2,694)	$2,331

Average assets (in millions)	$2,646	$32	$400	$(395)	$2,683

Six months ended June 30, 2010
Net interest income (expense)	$37,598	$-	$(430)	$-	$37,168
Provision for loan losses	4,526	-	-	-	4,526
Non-interest income	9,761	6,698	7,333	(7,331)	16,461
Non-interest expense	35,044	4,612	566	(2)	40,220
Income before income taxes	7,789	2,086	6,337	(7,329)	8,883
Income tax expense (benefit)	1,690	856	(407)	-	2,139
Net income	$6,099	$1,230	$6,744	$(7,329)	$6,744

Average assets (in millions)	$2,676	$31	$392	$(400)	$2,699

Six months ended June 30, 2009
Net interest income (expense)	$35,036	$-	$(601)	$-	$34,435
Provision for loan losses	4,700	-	-	-	4,700
Non-interest income	9,182	7,895	6,872	(6,872)	17,077
Non-interest expense	32,819	5,098	514	-	38,431
Income (loss) before income taxes	6,699	2,797	5,757	(6,872)	8,381
Income tax expense (benefit)	1,478	1,147	(457)	(1)	2,167
Net income (loss)	$5,221	$1,650	$6,214	$(6,871)	$6,214

Average assets (in millions)	$2,642	$33	$399	$(395)	$2,679

10.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2010, the Company held derivatives with a total notional amount of $530 million. Of this total, interest rate swaps with a combined notional amount of $200 million were designated as cash flow hedges and $289 million have been designated as economic hedges.  The remaining $41 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At June 30, 2010, no derivatives were designated as hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2010.

The Company pledged collateral to derivative counterparties in the form of cash totaling $11.4 million and securities with an amortized cost of $14.1 million and a fair value of $14.8 million as of June 30, 2010. No collateral was posted from counterparties to the Company as of June 30, 2010. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.  In the third quarter of 2010, the Company amended a collateral support agreement which would have required the Company to post $1.2 million in additional collateral if the amendment had been effective on June 30, 2010.  Currently, there are no other contingent features that would require the Company to post additional collateral.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at June 30, 2010, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$145,000	4.2	0.38%	4.15%	$(13,835)
Forward-starting interest rate swaps on FHLBB borrowings	40,000	3.3	-	3.13	(343)
Interest rate swaps on junior subordinated debentures	15,000	3.9	2.33	5.54	(1,150)
Total cash flow hedges	200,000				(15,328)

Economic hedges:
Interest rate swap on industrial revenue bond	14,782	19.4	0.72	5.09	(2,312)
Interest rate swaps on loans with commercial loan customers	137,247	7.0	2.93	6.12	(9,465)
Reverse interest rate swaps on loans with commercial loan customers	137,247	7.0	6.12	2.93	9,486
Total economic hedges	289,276				(2,291)

Non-hedging derivatives:
Commitments to originate residential mortgage loans to be sold	20,355	0.2			(153)
Commitments to sell residential mortgage loans	20,355	0.2			161
Total non-hedging derivatives	40,710				8

Total	$529,986				$(17,611)

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2009, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$145,000	4.7	0.28%	4.15%	$(8,874)
Interest rate swaps on junior subordinated debentures	15,000	4.4	2.12	5.54	(668)
Total cash flow hedges	160,000				(9,542)

Economic hedges:
Interest rate swap on industrial revenue bond	15,000	19.9	0.60	5.09	(1,018)
Interest rate swaps on loans with commercial loan customers	93,962	7.0	2.50	6.32	(2,887)
Reverse interest rate swaps on loans with commercial loan customers	93,962	7.0	6.32	2.50	2,962
Total economic hedges	202,924				(943)

Non-hedging derivatives:
Commitments to originate residential mortgage loans to be sold	22,668	0.2			(273)
Commitments to sell residential mortgage loans	22,668	0.2			305
Total non-hedging derivatives	45,336				32

Total	$408,260				$(10,453)

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

The Company has also entered into four forward-starting interest rate swaps each with a notional value of $10 million. Two of these swaps take effect in April 2012 and the other two take effect in April 2013. All swaps have a one year duration. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

The Company has also entered into an interest rate swap with a notional value of $15 million to convert the floating rate interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures.

Amounts included in the Consolidated Statements of Income and in the other comprehensive loss section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(3,943)	$5,015	$(5,304)	$6,843

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	-	-	-	(741)

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	-	(90)	-	165

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	1,634	(1,976)	2,249	(2,446)

Interest rate swaps on junior subordinated debentures:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	(334)	480	(482)	581

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	137	(192)	204	(227)
Other comprehensive (loss) income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(2,506)	$3,237	$(3,333)	$4,175

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,409	$1,053	$2,821	$1,970
Net interest expense recognized in interest expense on junior subordinated debentures	$126	$102	$255	$173

The Company’s accumulated other comprehensive loss totaled $6.0 million at June 30, 2010. Of this loss, $8.6 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $6.7 million, and $2.6 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $2.0 million.

The Company’s accumulated other comprehensive loss totaled $3.0 million at December 31, 2009. Of this loss, $5.2 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $4.3 million, and $2.2 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $1.8 million.

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the six months ended June 30, 2010 and 2009.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Economic hedges and non-hedging derivatives

The Company has an interest rate swap with a $15.0 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $22 thousand as of June 30, 2010 and were not material to the financial statements.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to the Federal National Mortgage Association.  These commitments are considered derivative financial instruments and are recorded at fair value with any changes in fair value recorded through earnings.

Amounts included in the Consolidated Statements of Operations related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Economic hedges
Interest rate swap on industrial revenue bond:
Net interest expense recognized in interest and dividend income on securities	$(166)	$(163)	$(334)	$(323)

Unrealized (loss) gain recognized in other non-interest income	(1,135)	1,138	(1,294)	2,006

Interest rate swaps on loans with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	4,973	(2,025)	6,578	(1,097)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized (loss) gain recognized in other non-interest income	(4,973)	2,025	(6,578)	1,097

(Unfavorable) favorable change in credit valuation adjustment recognized in other non-interest income	$(323)	$114	$53	$122

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$(153)	$(343)	$(185)	$(343)

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$161	$401	$209	$401

11.	FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the six months ended June 30, 2010.

		June 30, 2010
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$16,914	$16,914
Available-for-sale securities:
Municipal bonds and obligations	-	80,222	-	80,222
Governmentguaranteed residential mortgage-backed securities	-	12,671	-	12,671
Government-sponsored residential mortgage-backed securities	-	140,034	-	140,034
Corporate bonds	-	32,624	-	32,624
Trust preferred securities	-	19,028	1,101	20,129
Other bonds and obligations	-	5,444	-	5,444
Marketable equity securities	3,552	-	1,530	5,082
Derivative assets	-	9,647	-	9,647
Derivative liabilities	-	27,105	153	27,258

	December 31, 2009
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$15,880	$15,880
Available-for-sale securities:
Municipal bonds and obligations	-	74,784	-	74,784
Government guaranteed residential mortgage-backed securities	-	13,031	-	13,031
Government-sponsored residential mortgage-backed securities	-	184,245	-	184,245
Corporate bonds	-	37,337	-	37,337
Trust preferred securities	-	6,051	864	6,915
Other bonds and obligations	-	5,470	-	5,470
Marketable equity securities	1,411	-	1,152	2,563
Derivative assets	-	3,267	-	3,267
Derivative liabilities	-	13,447	273	13,720

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

Securities Available for Sale (“AFS”). AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and condition, among other things. The Company holds one trust preferred security and two limited partnership securities in its AFS portfolio which are classified as Level 3. The securities’ fair values are based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.

The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. As of June 30, 2010, liabilities derived from commitments to originate residential mortgage loans for sale totaled $153 thousand. The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the Federal National Mortgage Association in secondary markets. These valuations result in a Level 2 classification. As of June 30, 2010, assets derived from commitments to sell residential mortgage loans totaled $161 thousand.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at June 30, 2010 and 2009.

	Assets		Liabilities
	Trading	Securities
	Account	Available	Derivative
(In thousands)	Security	for Sale	Liabilities

Balance as of December 31, 2009	$15,880	$2,016	$(273)

Unrealized gain recognized in other non-interest income	46	-	241
Unrealized gain included in accumulated other comprehensive loss	-	267	-
Amortization of trading account security	(110)	-	-
Balance as of March 31, 2010	$15,816	$2,283	$(32)

Unrealized gain (loss) recognized in other non-interest income	1,206	-	(121)
Unrealized gain included in accumulated other comprehensive loss	-	348	-
Amortization of trading account security	(108)	-	-
Balance as of June 30, 2010	$16,914	$2,631	$(153)

Unrealized gains (losses) relating to instruments still held at June 30, 2010	$2,133	$(1,510)	$(153)

	Assets		Liabilities
	Trading	Securities
	Account	Available	Derivative
(In thousands)	Security	for Sale	Liabilities

Balance as of December 31, 2008	$18,144	$1,446	$-

Unrealized loss recognized in other non-interest income	(579)	-	-
Unrealized loss included in accumulated other comprehensive loss	-	(385)	-
Balance as of March 31, 2009	$17,565	$1,061	$-

Unrealized loss recognized in other non-interest income	(1,318)	-	(343)
Unrealized gain included in accumulated other comprehensive loss	-	282	-
Balance as of June 30, 2009	$16,247	$1,343	$(343)

Unrealized gains (losses) relating to instruments still held at June 30, 2009	$1,247	$(1,896)	$(343)

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

				Three Months Ended	Six Months Ended
	June 30, 2010			June 30, 2010	June 30, 2010
	Level 1	Level 2	Level 3	Total	Total
(In thousands)	Inputs	Inputs	Inputs	Losses	Losses
Assets
Impaired loans	$-	$-	$7,799	$(532)	$(871)
Other real estate owned	-	-	2,900	-	(750)

Total Assets	$-	$-	$10,699	$(532)	$(1,621)

				Three Months Ended	Six Months Ended
	June 30, 2009			June 30, 2009	June 30, 2009
	Level 1	Level 2	Level 3	Total	Total
(In thousands)	Inputs	Inputs	Inputs	Losses	Losses
Assets
Impaired loans	$-	$-	$7,144	$(45)	$(564)
Other real estate owned	-	-	130	-	(127)

Total Assets	$-	$-	$7,274	$(45)	$(691)

Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity during the six months ended June 30, 2010 and 2009. Held for maturity securities are fair valued using the same methodologies applied to the available for sales securities portfolio.  Most securities in the held to maturity portfolio consist of economic development bonds and issues to local municipalities that are not actively traded and are priced using a discounted cash flows model.  The Company views these as Level 3 pricing.

Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of Federal Home Loan Bank of Boston (“FHLBB”) stock having a carrying value of $21.1 million as of June 30, 2010. FHLBB stock is recorded at par and periodically evaluated for impairment.  The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB and the purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

In February 2009 the FHLBB announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. In addition, the FHLBB reported a net loss for the years ended December 31, 2008 and 2009.  However, the FHLBB has reported positive net income for the first and second quarters of 2010.  These factors were considered by the Company’s management when determining if an other-than-temporary impairment exists with respect to the Company’s investment in FHLBB. The Company also reviewed recent public filings, rating agency’s analysis which showed investment-grade ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of June 30, 2010 and it will continue to be monitored closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.

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

Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during the six month periods ended June 30, 2010 and 2009. The Company holds loans in the held for sale category for a period generally less than 3 months and as a result fair value approximates carrying value.

Capitalized mortgage loan servicing rights.   A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. Write-downs on capitalized mortgage loan servicing rights totaled $178 thousand and $144 thousand for the six months ended June 30, 2010 and 2009, respectively.

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

Intangible assets and goodwill. The Company’s other intangible balance totaled $12.8 million and $14.4 million as of June 30, 2010 and December 31, 2009, respectively. Other intangible assets include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions.  Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years. No impairment was recorded on other intangible assets during the six month periods ended June 30, 2010 and 2009.

The Company’s goodwill balance as of June 30, 2010 and December 31, 2009 was $161.7 million. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded on goodwill during the six months ended June 30, 2010 and 2009.

Summary of estimated fair values of financial instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments follow. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$42,248	$42,248	$32,608	$32,608
Trading security	16,914	16,914	15,880	15,880
Securities available for sale	296,206	296,206	324,345	324,345
Securities held to maturity	58,618	58,775	57,621	58,567
Restricted equity securities	23,120	23,120	23,120	23,120
Net loans	1,988,133	1,933,817	1,929,842	1,833,404
Loans held for sale	3,156	3,156	4,146	4,146
Capitalized mortgage servicing rights	1,727	1,727	1,620	1,620
Accrued interest receivable	8,424	8,424	8,498	8,498
Cash surrender value of bank-owned life insurance policies	35,270	35,270	36,904	36,904
Derivative assets	9,647	9,647	3,267	3,267

Financial Liabilities

Total deposits	$2,040,171	$2,053,356	$1,986,762	$2,007,774
Short-term debt	72,250	72,250	83,860	83,860
Long-term Federal Home Loan Bank advances	197,567	202,810	207,344	208,831
Junior subordinated debentures	15,464	10,360	15,464	9,462
Derivative liabilities	27,258	27,258	13,720	13,720

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

Deposits. The fair value of demand, interest bearing checking, savings and money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using market rates offered for deposits of similar remaining maturities.

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

Berkshire Hills Bancorp (“the Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It has $2.7 billion in assets at June 30, 2010 and is the parent of Berkshire Bank — America’s Most Exciting BankSM (“the Bank”).  The Company provides personal and business banking, insurance, investment, and wealth management services through 45 financial centers in western Massachusetts, northeastern New York, and southern Vermont. Berkshire Bank provides 100% deposit insurance protection, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc., Berkshire Bank and Berkshire Insurance Group, Inc.. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Our ability to predict results or the actual effects of our plans and strategies is inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and in this report and in other reports filed with the Securities and Exchange Commission.  You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report.  We do not assume any obligation to revise forward-looking statements except as may be required by law.

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

RECENT EVENTS

Current Environment

During the first half of 2010, economic conditions in the United States continued to improve, although the pace of improvement began to show signs of slowing during the second quarter. Liquidity has returned to most of the the financial markets, with continued normalization of credit spreads.  The prolonged period of low Federal funds rates continues to put pressure on spreads on earned bank deposits.  Housing prices stabilized in many markets, aided by the first-time homebuyer tax credit as well as low interest rates attributable to government monetary policy actions.  Improved market conditions have also resulted in recovery during the first half of 2010 of some of the valuation losses previously recorded on several asset classes during 2008 and into 2009.   The U.S. government continues to pursue stabilizing measures, including measures to help relieve large projected state and municipal deficits.

The job market also continued to improve in the first half of 2010, as the economy began to add jobs in March which continued into the second quarter. However, U.S. unemployment rates remained high at 9.5 percent in June 2010.  Additionally, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates.

Concerns about the future of the U.S. economy continue, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, volatility experienced by the credit markets including the possibility that the recent European sovereign debt crisis will spread and that trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. Although consumer confidence has improved from the levels seen early in 2009, it remains relatively low on a historical basis. Additionally, there is uncertainty as to the future course and efficacy of monetary and fiscal policy, and the impact of growing government indebtedness.  These conditions in combination with general economic weakness and the impact of recent and proposed regulatory changes may impact our results in 2010 depending in part on the nature and timing of the economic recovery in the nation and in the Company’s markets.

Financial Regulatory Reform Legislation

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) into law.  The Act comprehensively reforms the regulation of financial institutions, products and services.  Among other things, the Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital.  Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.  The Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and extends for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions.  Pursuant to modifications under the Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%.  In addition, the Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.  The Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve Board of Governors ("FRBG").  The CFPB has the authority to prescribe rules governing the provision of consumer financial products and services.  The Act establishes a timeline for the consolidation of the activities of the Office of Thrift Supervision (“OTS”) into other existing bank regulatory agencies.  The OTS is currently the regulator of the holding company, Berkshire Hills Bancorp, Inc..  It is expected that regulation of the holding company will transfer to the Federal Reserve Board of Governors by the end of 2011.  The Federal Reserve has different regulations, including quantitative minimum consolidated capital ratios, which have not previously applied to the holding company.

The Act grants the SEC express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments.  Pursuant to modifications of the proxy rules under the Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities.  The Act also requires that stock exchanges amend their listing rules (i) to require, among other things, that each listed company’s compensation committee be granted the authority and funding to retain independent advisors and (ii) to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.  The Company is evaluating the Act and has not presently formed conclusions about the impact of the Act on its operations and financial position.

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

PERFORMANCE RATIOS (1)
Return on average assets	0.50%	0.35%	0.49%	0.47%
Return on average common equity	3.51	2.38	3.50	3.27
Net interest margin, fully taxable equivalent	3.25	2.91	3.24	3.01

ASSET QUALITY RATIOS
Net charge-offs (current quarter annualized)/average loans	0.44%	0.45%	0.46%	0.48%
Non-performing assets/total assets	0.71	0.42	0.71	0.42
Allowance for loan losses/total loans	1.58	1.16	1.58	1.16

CAPITAL RATIOS
Stockholders' equity to total assets	14.00%	15.20%	14.00%	15.20%

PER COMMON SHARE DATA
Net earnings, diluted	$0.25	$(0.08)	$0.49	$0.18
Total common book value	27.40	29.29	27.40	29.29
Dividends	0.16	0.16	0.32	0.32
Common stock price:
High	22.84	26.99	22.84	31.39
Low	16.81	19.87	16.20	18.46
Close	19.48	20.78	19.48	20.78

FINANCIAL DATA: (In millions)
Total assets	$2,748	$2,681	$2,748	$2,681
Total loans	2,020	1,969	2,020	1,969
Allowance for loan losses	32	23	32	23
Other earning assets	412	415	412	415
Total intangible assets	175	178	175	178
Total deposits	2,040	1,951	2,040	1,951
Total borrowings and debentures	285	297	285	297
Total common stockholders' equity	385	408	385	408

FOR THE PERIOD: (In thousands)
Net interest income	$18,871	$16,724	$37,168	$34,435
Provision for loan losses	2,200	2,200	4,526	4,700
Non-interest income	7,963	8,405	16,461	17,077
Non-interest expense	20,028	19,978	40,220	38,431
Net income	3,408	2,331	6,744	6,214

(1)     All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended June 30,				Six Months Ended June 30,
($ In millions)	2010		2009		2010		2009
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$636	5.26%	$637	5.46%	$625	5.29%	$656	5.51%
Commercial mortgages	877	4.96	810	5.17	867	4.95	807	5.28
Commercial business loans	181	4.99	173	5.76	176	4.93	173	5.86
Consumer loans	303	3.93	339	4.46	307	3.98	341	4.55
Total loans	1,997	4.90	1,959	5.19	1,975	4.91	1,977	5.28
Securities	408	4.09	346	4.54	410	4.07	341	4.72
Fed funds sold & short-term investments	11	0.10	74	0.24	9	0.15	62	0.20
Total earning assets	2,416	4.75	2,379	4.94	2,394	4.75	2,380	5.06
Other assets	304		304		305		299
Total assets	$2,720		$2,683		$2,699		$2,679

Liabilities and stockholders' equity
Deposits:
NOW	$197	0.35%	$187	0.45%	$196	0.37%	$190	0.43%
Money market	598	0.98	483	1.42	570	1.00	473	1.41
Savings	221	0.25	211	0.34	222	0.29	212	0.39
Time	748	2.68	795	3.32	753	2.70	779	3.38
Total interest-bearing deposits	1,764	1.54	1,676	2.08	1,741	1.57	1,654	2.09
Borrowings and debentures	267	3.46	310	4.35	273	3.36	338	4.22
Total interest-bearing liabilities	2,031	1.79	1,986	2.43	2,015	1.81	1,992	2.45
Non-interest-bearing demand deposits	276		252		273		242
Other liabilities	25		30		23		32
Total liabilities	2,332		2,268		2,311		2,266

Total stockholders' equity	388		415		388		413
Total liabilities and stockholders' equity	$2,720		$2,683		$2,699		$2,679

Net interest spread		2.96%		2.51%		2.93%		2.61%
Net interest margin		3.25%		2.91%		3.24%		3.01%

Supplementary data
Total deposits (In millions)	$2,040		$1,928		$2,014		$1,896
Fully taxable equivalent income adj. (In thousands)	$693		$562		$1,339		$1,128
Cost of funds		1.58%		2.16%		1.60%		2.17%
Cost of deposits		1.33%		1.81%		1.36%		1.81%

(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance for securities available for sale is based on amortized cost.

SUMMARY

Berkshire reported net income of $3.4 million, or $0.25 per share, in the second quarter of 2010.  This was a 46% increase over second quarter net income of $2.3 million in 2009 due to positive operating leverage resulting primarily from strong revenue growth.  For the first half of the year, Berkshire reported net income of $6.7 million, or $0.49 per share, in 2010.  This was a 9% increase over first half net income of $6.2 million in 2009.

The Company’s earnings per share in 2009 were reduced by a one-time preferred stock deemed dividend which had no impact on cash or stockholders’ equity, as well as preferred stock cash dividends.  As a result, the Company reported a 2009 second quarter loss of $0.08 per share and first half earnings of $0.18 per share.  Adjusted for the deemed dividend, adjusted earnings per share were $0.15 in the second quarter and $0.41 in the first half of 2009.  Earnings per share in 2010 represented increases of 67% and 20% for the second quarter and first half of the year, compared to these prior year adjusted results.

Second Quarter Financial Highlights (revenue and expense comparisons are to prior year second quarter, unless otherwise noted)

Revenue Growth
•	13% growth in net interest income, and 13% annualized growth compared to the prior quarter
•	18% growth in fee income
Loan Growth
•	16% annualized growth in commercial loans
Net Interest Margin
•	3.25% net interest margin, compared to 2.91% in the prior year second quarter
Expenses
•	Less than 1% increase in non-interest expense, and decrease compared to linked quarter
Asset Quality
•	$5 million decrease (22%) in nonperforming assets to 0.71% of total assets
•	0.44% annualized net loan charge-offs/average loans
•	0.21% ratio of accruing delinquent loans/total loans – lowest since 2005
•	193% ratio of the loan loss allowance to non-accruing loans

Berkshire generated positive earnings momentum as a result of double digit growth in both net interest income and fee income.  Commercial loans grew strongly, including market share gains and the contribution of the new asset based lending group.  Problem assets, delinquent loans, and net charge-offs declined and were all at favorable levels compared to industry averages.  Total New York region deposits increased at a 28% annualized rate during the second quarter, reaching $311 million at mid-year.  The Company is targeting the opening of two new branches in that region in the second half of 2010, and expects that deposit growth in New York and from the new Springfield private banking group will provide additional funding support for targeted loan growth.

All major components of Berkshire’s operating strategy contributed to positive operating leverage.  Growth in earnings per share continues to be a key focus as Berkshire provides more services in its role as the largest locally headquartered regional bank.  The Company also plans to roll out enhanced course offerings at America’s Most Exciting Bank University, which is an initiative to further empower team members to live the brand promise which is a cornerstone of Berkshire’s business strategy.  The process of building and shaping of a brand and culture is expected to take place over a period of years, and is expected to be a significant long run benefit to the franchise.

At mid-year 2010, Berkshire had actions in progress to add two branches to its existing ten branch network in its New York region.  A new branch at 979 Central Avenue in Albany is expected to open in August, and a new branch at 628 New Loudon Road in Latham is targeted to open in December.  Both branches will utilize automated cash handling equipment to free Berkshire team members to have more interaction with customers at service kiosks.  The branches will also have cafes and will sell netbooks to promote online banking.  Both branches will have community rooms packed with technology and visual elements which are available free of charge for community functions and teleconferences.  Berkshire Bank’s community rooms reflect its emphasis on customer and community engagement; they have been well received and are an important element in building strong branch traffic.  These two new branches will expand Berkshire’s franchise and are well located to serve their immediate areas and the Company’s growing customer base in the region.  Berkshire is moving forward with its expansion as a growing financial provider for this important and dynamic northeastern market.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND DECEMBER 31, 2009

Summary. Total period-end assets remained steady at $2.7 billion in the first and second quarters of 2010.  Total equity similarly remained steady at $385 million.   The loan/deposit ratio was 99% at both the middle and the start of the year.  Nonperforming assets decreased to 0.71% of total assets at mid-year from 1.43% at the start of the year, as the Company moved forward with problem asset resolution strategies which were targeted at the start of the year.

Securities. Total investment securities decreased by $26 million (6%) due to a $45 million decrease in available for sale mortgage backed securities as a result of run-off in the ongoing low rate environment.  The Company partially offset this runoff with a $13 million increase in higher yielding trust preferred securities issued by investment grade national banks, together with an $8 million increase in held to maturity development bonds due to the origination of a bond for a local non-profit entity.  Marketable equity securities increased by $3 million due to the purchase of bank common stocks.  The net unrealized gain on all securities remained at $5 million, reflecting the absence of material credit or interest rate changes affecting the portfolio. There are no major categories of securities with gross unrealized losses exceeding 5% of amortized cost, except for the $22 million portfolio of trust preferred securities.  This portfolio had a 10% unrealized loss due primarily to the only pooled trust preferred security held by the Company, which had a $1.5 million (58%) unrealized loss compared to its $2.6 million amortized cost.  The unrealized loss on this security decreased from 65% at the prior year-end and this impairment is not viewed as other than temporary.  All available for sale debt securities had investment grade ratings at mid-year 2010 except for the above trust preferred security, which was rated Caa1, and one unrated municipal security totaling $2 million which was performing.  Securities held to maturity consisted largely of unrated local municipal and development bonds which were performing.  The duration of the available for sale debt securities portfolio was 2.1 years at mid-year.  The yield on investment securities increased slightly to 4.09% in the second quarter of 2010, compared to 4.01% in the fourth quarter of 2009.

Loans.  Total loans increased in the most recent quarter by $39 million at an 8% annualized rate due primarily to a $42 million increase in commercial loans, which grew at a 16% annualized rate.  For the first six months of the year, total loans grew by $58 million (6% annualized) including the $42 million in second quarter commercial loan growth and $32 million in residential mortgages purchased in the first quarter.  The purchased mortgages were prime, seasoned thirty year fixed rate Massachusetts residential mortgages purchased from another sound institution in the state.  Commercial loan growth in the first half of the year included $23 million in asset based loans.  Berkshire’s new asset based lending unit was assembled in the first quarter with its headquarters in Woburn, north of Boston.  This unit is expected to originate up to $100 million per year in asset based loans to middle market businesses in New England and Northeastern New York.  Commercial real estate loans increased by $41 million (at a 12% annualized rate) in the first half of the year.  This growth included increases related to commercial rental properties and health care related borrowers. Home equity and other consumer loans increased at an 8% annualized rate for the year-to-date.  Auto loans decreased by $24 million to $53 million in the first half of the year, due to planned run-off of the indirect auto loan portfolio.  Loan prepayments generally remain elevated due to the current low interest rate environment.  The yield on total loans decreased slightly to 4.90% in the most recent quarter, compared to 4.95% in the fourth quarter of 2009.

Nonperforming assets were reduced by 50% to $19 million in the first half of 2010 as a result of the resolution strategies that the Company had in place at the start of the year.  Nonperforming assets declined to 0.71% of total assets from 1.43% of assets during this period.  Collections of nonperforming assets totaled $8 million, and gross charge-offs totaled $6 million.  Other reductions included reclassifications to performing status, including a $7 million commercial real estate loan that was returned to accruing status based on its outlook and payment record.  Loans added to nonperforming status totaled $4 million in the first half of 2010.  At mid-year, all nonperforming loans were under $2 million except for one $6 million loan that was restructured and which was current in its payments.  Other real estate owned consisted primarily of one commercial property which is being marketed for sale.  Performing troubled debt restructurings totaled $3 million at mid-year, which was down from $18 million at year-end 2009 as a result of the reclassification of a number of loans to a non-troubled status at the start of the fiscal year based on payment histories and market level risk adjusted loan interest rates.  Most of the loans that were reclassified were loans restructured as part of the Company’s loan initiative in the fourth quarter of 2009.  At mid-year, total accruing delinquent loans were a low 0.21% of total loans, the lowest quarter-end result since 2005.  First half annualized net loan charge-offs measured 0.46% of average loans in 2010 compared to 0.48% in the first half of 2009.  For the first half of 2010, commercial loan net charge-offs totaled $4.0 million, and were net of $1.6 million in recoveries on previously charged-off loans.  Gross commercial loan charge-offs included $2.9 million related to residential construction loans and $1.7 million in other commercial real estate loans.

Potential problem loans are loans which are currently performing, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such in the future as problem loans. Potential problem loans are typically commercial loans that are performing but are classified by the Company’s loan rating system as “substandard.” The Company had $90 million in potential problem loans at mid-year, compared to $61 million at the beginning of the year.  This increase was primarily in relation to the reclassification of loans from the “special mention” category; these loans decreased to $55 million at mid-year from $80 million at the start of the year.  The increase in potential problem loans also included upgrades of loans previously classified as non-accruing.  At mid-year, potential problem loans over $1 million totaled $79 million and included $26 million in commercial rental properties, $20 million in lodging loans, $10 million in loans to non-profits, and $23 million in all other categories, including building contractors and recreation related borrowers.

Loan Loss Allowance.  The allowance was unchanged at $32 million at mid-year 2010, compared to the start of the year.  The allowance decreased slightly to 1.58% of total loans from 1.62% during this period.  Due to the decrease in non-accruing loans, the ratio of the allowance to non-accruing loans improved to 193% from 82% and the specific allowance on impaired loans decreased to $3 million from $6 million.  General pool reserves increased due to portfolio growth and to the reclassification of certain loans into a higher risk pool.  The new asset based lending portfolio is included in the overall commercial and industrial reserve pool, which is assigned a 2.08% reserve percentage.

Deposits, Borrowings, and Other Liabilities.  Total deposits increased by $53 million (5% annualized) in the first half of the year, with most of this growth coming in the first quarter.   This first half growth included $24 million in the New York region (17% annualized growth) and $22 million from the new private banking team in the Springfield market.  Growth has been focused on money market deposit accounts, which are more relationship based and which increased by $73 million, at a 27% annualized rate.  The Company has regularly offered limited time pricing promotions for these accounts.  Time deposits decreased by $18 million (5% annualized) in the first half as the Company de-emphasized higher cost jumbo time deposits.  Total deposit accounts of $250,000 or more increased to $297 million at mid-year from $286 million at the start of the year.  The Dodd-Frank legislation permanently raised deposit insurance levels to $250,000, retroactive to January 1, 2008, and extended for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions.  The cost of deposits continued to decrease, falling to 1.33% in the most recent quarter, compared to 1.48% in the fourth quarter of 2009.   The Company is managing deposit pricing with a goal of maintaining the net interest margin near current levels.  The Bank has $165 million in time deposits repricing in the third quarter, which is expected to contribute to a further reduction in deposit costs as maturing accounts are renewed at lower rates.

Total borrowings declined by $21 million in the first half of the year as a result of the deposit growth.  Borrowings had declined by $50 million in the first quarter and then rose in the second quarter as loan growth outpaced deposit growth.  The reductions included $10 million of net term advances that repaid.  The Company has emphasized short term borrowings to match current variable rate loan originations, and has purchased $40 million in forward starting interest rate swaps which will have the effect of extending protection from rising rates in future years.  The average cost of borrowings decreased to 3.46% in the most recent quarter from 4.30% in the last quarter of 2009 primarily due to the prepayment of higher cost borrowings at the end of last year.  The borrowing cost increased in the second quarter due to the lower average balance of low cost overnight borrowings.   Other liabilities increased by $15 million during the first half of the year due primarily to higher interest rate swap valuation liabilities reflecting near record low interest rates at mid-year.

Stockholders’ Equity.  Stockholders’ equity remained at $385 million through the first half of the year.  The benefit of retained earnings was offset by the impact of unrealized losses on interest rate swaps.  Restricted stock grants totaling 130,000 shares were awarded, including 26,000 performance based shares, with vesting scheduled over a 2-3 year period.  Capital ratios declined slightly but remain strong, with mid-year tangible equity/assets measuring 8.2% and total equity/assets measuring 14.0%.  At mid-year, tangible book value per share measured $14.96, while total book value per share measured $27.40.  These non-GAAP tangible equity measures exclude goodwill and intangible assets and are regularly considered by investors. The Bank remained well capitalized, with a 10.7% risk based capital ratio and an 8.0% tier one leverage ratio.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Summary. Second quarter net income of $3.4 million was 46% higher in 2010 than the $2.3 million result in 2009.  Second quarter 2009 results included non-recurring items related to the termination of a merger agreement, along with certain restructuring charges.  Results in that period also included a one-time $1.3 million special assessment by the FDIC which was charged to all banks to bolster the insurance fund.  Net of these non-recurring and one-time items (after tax), second quarter earnings were $2.7 million in 2009, and 2010 results represented a 25% increase over this adjusted result.  This growth resulted from the positive operating leverage of revenue growth over nearly flat expenses.

First half net income of $6.7 million in 2010 was 9% higher than the $6.2 million result in 2009.  Adjusted for the non-recurring items and the FDIC assessment noted above, first half results in 2009 were $6.6 million, and 2010 results represented a 1% increase over this adjusted result.  A year-to-year decrease in net income in the first quarter was more than offset by the strong growth in the second quarter.

Earnings per share totaled $0.25 in the second quarter and $0.49 in the first half of 2010.  In 2009, earnings available to common shareholders were net of preferred stock dividends and accretion.  Additionally, in the second quarter of 2009, the Company repaid its U.S. Treasury preferred stock and recorded a one time non-cash deemed dividend which had no impact on stockholders’ equity.  Also, in that quarter, the Company conducted a successful common stock offering which increased total common shares outstanding.   Including the impacts of these events, the Company recorded a loss of $0.08 per share in the second quarter of 2009 and earnings of $0.18 per share for the first half of 2009.  The dividend was maintained at $0.16 per quarter in both years, which resulted in a 3.09% dividend yield based on the $20.68 closing price of Berkshire’s common stock at the end of 2009.

The return on assets was 0.49% in the first half of 2010 and the return on equity was 3.50%.  These results were improved from 0.47% and 3.27% in the first half of 2009.  The improvement was greatest in the second quarter, with the ROA increasing to 0.50% from 0.35% from year to year.  This improvement primarily resulted from the benefit of positive operating leverage related to revenue growth in 2010 compared to the recessionary results in 2009.  This included the benefit of an improvement in the first half net interest margin to 3.24% in 2010 compared to 3.01% in 2009.  The improved results were achieved despite the costs of additional business expansion in the last year, including the strengthening of the New York regional team, the opening of a new regional headquarters and branch in the Springfield region, the recruitment of a New England asset based lending team, and the recruitment of a private banking team.  Berkshire has also maintained a modest asset sensitive interest rate risk profile and has sacrificed higher current income in order to avoid the negative impact of anticipated future interest rate increases.

Revenue.  Total net revenue increased by $1.7 million (7%) in the second quarter and by $2.1 million (4%) in the first half of 2010 compared to the same period in 2009.  First half recurring revenue increased by 7% in 2010 compared to 2009 due primarily to growth in net interest income and fee income.  Non-recurring revenue in 2009 resulted from a merger termination fee and a gain on the termination of an interest rate swap.

Net Interest Income. Net interest income increased by $2.1 million (13%) in the second quarter and by $2.7 million (8%) in the first half of 2010 compared to 2009.  This growth was primarily due to the increase in the net interest margin previously noted.  While the first half yield on average earning assets decreased year-to-year to 4.75% from 5.06%, the cost of funds decreased to 1.60% from 2.17%.  The Company is continually focused on maximizing the spread between loans and deposits, and it has also benefited from the restructuring of its borrowings at the end of 2009.  First half net interest income also benefited from a 1% increase in average earning assets in 2010 compared to the prior year.  Net interest income also grew at a 13% annualized rate in the most recent quarter when compared to the prior quarter, and this was the fourth consecutive quarter in which the margin improved.  Additionally, average earning assets increased at a 7% annualized rate compared to the prior quarter, benefiting from 16% annualized growth of commercial loans.

Non-Interest Income. Non-interest income decreased in the second quarter and first half of 2010 compared to 2009 due to the receipt of non-recurring revenue in 2009 related primarily to a merger termination.  Excluding non-recurring items, adjusted non-interest income increased by $0.8 million (11%) in the second quarter and by $0.6 million (4%) in the first half of 2010 compared to 2009.  These increases were due to higher fee income, which increased by $0.9 million (6%) in the first half of 2010 compared to 2009.  Total first half banking related fees increased by $2.1 million (42%), including gains in most major categories.  These gains offset a $1.2 million decrease in insurance fee income which primarily reflected lower seasonal contingency revenue and tighter pricing on premiums in the soft insurance market.  Second quarter banking related fees (for deposits, loans, and swaps) increased by 55% over prior year results and at a 19% annualized rate compared to the prior quarter.  Berkshire has actively promoted customer “opt-ins” for overdraft privileges under the new Regulation E requirements which are becoming effective in the third quarter.  It is targeting to exceed an 80% opt-in rate and as a result does not expect a material negative impact from this new regulation. First half non-interest income provided 31% of total net revenues, reflecting the Company’s ongoing emphasis on building non-interest revenue sources.  Non-interest income in the most recent quarter included a $0.3 million non-cash charge related to a change in an interest rate swap valuation due to the prevailing low interest rates.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The second quarter provision was flat from year-to-year, while the six month provision decreased slightly by $0.2 million.  The amount of the loan loss provision was approximately equal to the amount of net loan charge-offs in all of the above periods.

Non-Interest Expense and Income Tax Expense.  Non-interest expense increased by $0.1 million in the second quarter and by $1.8 million in the first half of 2010 compared to 2009.  Results in 2009 included certain non-recurring expenses related to a merger termination and restructuring charges, as well as a $1.3 million charge for a one-time FDIC special assessment fee.  Excluding these items, adjusted non-interest expense increased by $2.0 million (11%) and by $3.7 million (10%) in the second quarter and first half of 2010 compared to 2009.  These increases primarily reflected compensation related expense, which increased by $2.1 million and $3.7 million, respectively.  In addition to business growth, compensation related expense increases included the restoration of incentive compensation and a decrease in compensation costs from unusually high levels charged against fee income related to loan sales in the mortgage refinancing wave in 2009. The Company had 602 full-time equivalent employees at mid-year 2010 compared to 622 at the end of 2009. The second quarter effective income tax rate was 26% in 2010, compared to 21% in 2009. The first half effective tax rate was 24% in 2010 and 26% in 2009.  The 2010 effective tax rate is based on an expectation of a full year tax rate of 24% in 2010, reflecting the expectation of higher pre-tax profits and a resulting lower proportion of tax advantaged revenue sources which benefit the overall effective rate.

Results of Segment Operations. The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in the notes to the financial statements. The Bank’s results reflected the same general trends as the consolidated results previously reported, with higher revenues and earnings for the second quarter and year-to-date.  The insurance segment reported lower expenses in the second quarter as a result of the restructuring that was completed in the first quarter.  This expense reduction, which was equivalent to an annualized amount of $1.4 million, was sufficient to more than offset the revenue decline, resulting in higher second quarter earnings.  Six month results for the insurance segment were lower in 2010 as a result of a decline in the first quarter seasonal contingency income due to conditions at the insurance carriers.   The parent’s results in 2010 primarily reflected equity in undistributed income of subsidiaries; no dividends were paid to the parent by the subsidiaries in the first half of 2010.

Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes net income and changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and interest rate swaps designated as cash flow hedges.  The Company recorded a $3.0 million increase in the accumulated other comprehensive loss in the first half of 2010 due primarily to a decrease in the fair value of its interest rate swaps as a result of near record low interest rates.  Total first half comprehensive income was $3.7 million in 2010. In 2009, the first half change in accumulated other comprehensive loss was a decrease of $5.5 million.  The decreased loss in 2009 primarily reflected improved conditions in the financial markets following the near-crisis conditions that prevailed near the end of 2008. The movement in the markets towards normalization resulted in improved market values both for the Company’s interest rate swaps and for its securities portfolio. Including net income and the change in accumulated other comprehensive loss, the Company recorded total comprehensive income of $11.8 million in the first half of 2009.

Liquidity and Cash Flows. The Company’s primary source of funds was deposit growth in the first half of 2010, and the primary use of funds was net loan growth and the net repayment of borrowings.  Net deposit growth and borrowings are expected to be significant sources of funds during the remainder of the year, and loan and securities growth are expected to be significant uses of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. The Company also uses interest rate swaps in managing its funds sources and uses.

Berkshire Hills Bancorp had a cash balance totaling $20 million at quarter-end, and this cash was expected to fund all routine uses of cash for dividends, debt service, and operating costs.  The primary long run routine sources of funds for the holding company are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  For 2010, there are no dividends expected to be paid by these subsidiaries.  As a result of the loss recorded in 2009, Berkshire Bank is not currently eligible to pay dividends to its parent under Massachusetts state banking statutes. The Company expects that, as a result of retained earnings in 2010, the Bank will again become eligible to pay dividends according to these statutes in 2011.  As noted above, the Company expects to meet all of its routine cash needs in 2010 from existing cash balances on hand, including anticipated shareowner cash dividends. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2009 Form 10-K in Item 7.

Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity. At June 30, 2010, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2009 Form 10-K.  As discussed in Part II, Item 1A of this report, there are financial system reforms which became federal law in July 2010 and which constitute the most significant regulatory and systemic reform since the 1930’s.  It cannot be determined at this time what the full impacts of the reforms will be.  Some of the reforms are intended to increase required capital levels in the banking system.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2009 Form 10-K. For the six months ended June 30, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial statements. Information relating to payments due under contractual obligations is presented in the 2009 Form 10-K. There were no material changes in the Company’s payments due under contractual obligations during the first three months of 2010, except for derivatives transactions. The Company entered into $43 million in net additional interest rate swaps on commercial loans, with an equal net increase in back-to-back swaps with institutional third parties. The Company also entered into $40 million of additional interest rate swaps on FHLBB borrowings.  These were forward starting swaps, and the Company pays a fixed rate and receives a floating rate.  Their goal is to extend protection from rising rates in future years after certain existing interest rate swaps expire.  See note 10 on Derivative Financial Instruments and Hedging Activities for additional information related to interest rate swaps.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements.  There were no material changes in most instances in the difference between fair value and book value of financial instruments  at mid-year 2010 compared to the prior year-end.  The fair value of loans improved to a discount of $54 million from a discount of $96 million on these dates, respectively.  This reflected lower market interest rates and an improvement in the credit profile of the portfolio.  The fair value of deposits exceeded book value by $13 million compared to $21 million on these dates, respectively.  This reflected lower rates and balances in the time deposit portfolio.  Both of these changes indicate an improvement in the economic value of the Company’s equity.  Of note, the $1.2 million unrealized gain on the trading security recognized in non-interest income in the most recent quarter was substantially offset by a charge to non-interest income due to a decrease in the fair market value of the interest rate swap related to that security.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk or in the Company’s market risk position during the first half of 2010.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2009.

As discussed in Item 2, a significant contributor to lower earnings in recent quarters has been Berkshire’s targeted position to maintain a moderately asset sensitive interest rate profile.  Federal interventions to avoid a financial crisis unexpectedly drove short-term interest rates to near zero where they have remained since the fourth quarter of 2008.  Berkshire maintains a discipline to avoid undue risks to the market value of equity which would result from taking on excessive fixed rate assets in the current environment.  As of mid-year 2010, the Company’s model indicated that at current rates and volumes, net interest income would decrease in the range of 4-5% at the end of a two year period, compared to current levels, and assuming no growth or change in mix.  If rates were to gradually rise 200 basis points over twelve months in this no growth scenario, then net interest income would increase by about 6% at the end of a two year period, compared to current levels.  The Company believes that rates will rise over the next two years, and that net interest income will increase in the future both due to higher rates, and to increases in volume and to favorable changes in mix.    Additionally, the Company is evaluating the retention of more fixed rate assets, as shown by the purchase of fixed rate mortgages and trust preferred securities in the first half of the year.  Most of the loan originations that the Company has retained have been adjustable rate, which has modestly increased asset sensitivity.  As a result, the Company may achieve a better balance of adjustable and fixed rate originations in the coming months, while still maintaining an overall asset sensitive position.  Any such shift would be targeted towards supporting the net interest margin in the remainder of 2010 and 2011.

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

Of further note, the Company’s fee income has been reduced by the economic and financial market conditions which prompted federal interest rate reductions. Higher future rates would in some cases be related to a normalization of economic and market conditions, with the potential result that non-interest income could also increase in addition to the interest income changes which are modeled.

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

Changes in Laws and Regulation Could Result in Reduced Earnings.  Laws, regulations, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. The disruption in financial markets may produce regulatory changes in the U.S. and elsewhere, the effects of which are difficult to predict. For example, the President recently signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which may, among other things, affect our leverage limits and risk-based capital and liquidity requirements, require us to pay higher assessments, and restrict or increase the regulation of certain of our business activities. We cannot determine the ultimate effect that legislation, or subsequent implementing regulations, if enacted, would have upon our earnings and financial position.

Compliance with Evolving Regulations Applicable to Banks and Other Financial Services Companies May Impact Us in Ways that are Difficult to Predict.   In light of current economic conditions, banks and other financial services companies will continue to be subject to enhanced regulatory and enforcement scrutiny and evolving legislation and regulations in the U.S. and other countries. Evolving regulations, such as the Basel capital regime and liquidity related regulations, regulations that may be promulgated pursuant to the Dodd-Frank Act and other regulations that generate increased scrutiny of particular activities, such as anti-money laundering procedures and certain financial services and products, require significant time, effort, and resources on our part to ensure compliance in a rapidly changing environment. We often must meet significant milestones in complying with these regulatory requirements. Failure to meet these requirements and milestones could significantly and negatively affect our business. In addition, our required regulatory capital may be affected by these or other regulatory or legislative initiatives, such as Basel capital initiatives, and regulations that may be promulgated pursuant to the Dodd-Frank Act, potentially resulting in changes to the cost and composition of our regulatory capital. The full scope and impact of possible enhanced regulatory and enforcement scrutiny and evolving legislation and regulation is uncertain and difficult to predict.

International Financial System Risk May Increase. In the first half of 2010, concerns increased about the potential for defaults among sovereign debt issuers in the European debt markets.  The Company has no significant direct exposure to these markets, but these risks have caused increased volatility in the world’s financial markets and there are increased risks of financial turmoil or systemic dysfunction that could affect the world’s financial markets.  Such events could affect U.S. financial markets and potentially could cause future federal interventions in the U.S. or abroad, and could affect the debt ratings of other public and private debt issuers in addition to those in Europe.

Proposed Financial Accounting Standards May Increase Financial Statement Volatility.   On May 26, 2010, FASB issued an Exposure Draft of a proposed Accounting Standards Update (ASU) intended to improve accounting for financial instruments.  The FASB also issued for public comment a separate, but integral proposed ASU that would require total comprehensive income and its components in two parts—net income and other comprehensive income—be displayed in a continuous statement of financial performance.   The exposure draft outlines that financial institutions will no longer be able to use held-to-maturity accounting for financial instruments, replacing it with fair value through net income and fair value through other comprehensive income.  This proposal, if adopted, could introduce new volatility to reported financial condition and results, and could increase the volatility of financial markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended June 30, 2010.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2010.

				Total number of shares	Maximum number of
				purchased as part of	shares that may yet
		Total number of	Average price	publicly announced	be purchased under
Period		shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2010	(1)	526	$17.69	-	97,993
May 1-31, 2010		-	-	-	97,993
June 1-30, 2010		-	-	-	97,993
Total		526	$17.69	-	97,993

On December 14, 2007, the Company authorized the purchase of up to 300,000 additional shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors.  The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

(1) Shares represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

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

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2010	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: August 9, 2010	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial Officer