Form 10-Q
period 2010-09-30
BERKSHIRE HILLS BANCORP INC
filed 2010-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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

Yes ☐  No ☒

The Registrant had 14,044,403 shares of common stock, par value $0.01 per share, outstanding as of November 3, 2010.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

INDEX

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2010	2009
Assets
Cash and due from banks	$26,817	$25,770
Short-term investments	11,565	6,838
Total cash and cash equivalents	38,382	32,608

Trading security	17,398	15,880
Securities available for sale, at fair value	315,213	324,345
Securities held to maturity (fair values of $58,790 and $58,567)	57,476	57,621
Federal Home Loan Bank stock and other restricted securities	23,120	23,120
Total securities	413,207	420,966

Loans held for sale	3,445	4,146

Residential mortgages	638,829	609,007
Commercial mortgages	895,519	851,828
Commercial business loans	226,625	186,044
Consumer loans	293,136	314,779
Total loans	2,054,109	1,961,658
Less: Allowance for loan losses	(31,836)	(31,816)
Net loans	2,022,273	1,929,842

Premises and equipment, net	37,858	37,390
Other real estate owned	2,900	30
Goodwill	161,725	161,725
Other intangible assets	12,071	14,375
Cash surrender value of bank-owned life insurance policies	38,170	36,904
Other assets	68,408	62,438
Total assets	$2,798,439	$2,700,424

Liabilities
Demand deposits	$278,165	$276,587
NOW deposits	213,734	197,176
Money market deposits	609,255	532,840
Savings deposits	220,564	208,597
Time deposits	747,029	771,562
Total deposits	2,068,747	1,986,762

Short-term debt	96,125	83,860
Long-term Federal Home Loan Bank advances	197,687	207,344
Junior subordinated debentures	15,464	15,464
Total borrowings	309,276	306,668

Other liabilities	37,501	22,413
Total liabilities	2,415,524	2,315,843

Stockholders’ equity
Common stock ($0.01 par value; 26,000,000 shares authorized; 15,848,825 shares issued and 14,035,838 shares outstanding in 2010; 15,848,825 shares issued and 13,916,094 shares outstanding in 2009)	158	158
Additional paid-in capital	337,670	338,822
Unearned compensation	(2,114)	(1,318)
Retained earnings	102,270	99,033
Accumulated other comprehensive loss	(9,204)	(2,968)
Treasury stock, at cost (1,812,987 shares in 2010 and 1,932,731 shares in 2009)	(45,865)	(49,146)
Total stockholders' equity	382,915	384,581
Total liabilities and stockholders' equity	$2,798,439	$2,700,424

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest and dividend income
Loans	$24,917	$25,034	$73,354	$76,836
Securities and other	3,546	3,426	10,554	10,269
Total interest and dividend income	28,463	28,460	83,908	87,105
Interest expense
Deposits	6,512	8,045	20,195	25,195
Borrowings and junior subordinated debentures	2,267	3,250	6,861	10,310
Total interest expense	8,779	11,295	27,056	35,505
Net interest income	19,684	17,165	56,852	51,600
Non-interest income
Deposit, loan and interest rate swap fees	3,279	3,286	10,270	8,220
Insurance commissions and fees	2,316	2,337	8,986	10,180
Wealth management fees	1,090	1,369	3,406	3,671
Total fee income	6,685	6,992	22,662	22,071
Other	230	272	714	1,092
Loss on sale of securities, net	-	(5)	-	(4)
Non-recurring income	-	1	-	1,178
Total non-interest income	6,915	7,260	23,376	24,337
Total net revenue	26,599	24,425	80,228	75,937
Provision for loan losses	2,000	4,300	6,526	9,000
Non-interest expense
Compensation and benefits	10,870	9,757	32,827	28,011
Occupancy and equipment	2,988	2,674	8,986	8,661
Technology and communications	1,458	1,371	4,214	4,026
Marketing and professional services	1,253	1,446	3,666	3,648
Supplies, postage and delivery	520	702	1,635	2,087
FDIC premiums and assessments	893	669	2,540	3,748
Other real estate owned	100	15	127	177
Amortization of intangible assets	768	833	2,304	2,499
Non-recurring expenses	-	-	21	601
Other	1,244	1,477	3,994	3,917
Total non-interest expense	20,094	18,944	60,314	57,375

Income before income taxes	4,505	1,181	13,388	9,562
Income tax expense (benefit)	1,081	(741)	3,220	1,426
Net income	$3,424	$1,922	$10,168	$8,136

Less: Cumulative preferred stock dividend and accretion	-	-	-	1,030
Less: Deemed dividend resulting from preferred stock repayment	-	-	-	2,954
Net income available to common stockholders	$3,424	$1,922	$10,168	$4,152

Basic earnings per common share	$0.25	$0.14	$0.73	$0.32

Diluted earnings per common share	$0.25	$0.14	$0.73	$0.32

Weighted average common shares outstanding:
Basic	13,865	13,806	13,852	12,977
Diluted	13,893	13,857	13,883	13,145

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
				Additional	Unearned		other comp-
	Common stock		Preferred	paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	stock	capital	sation	earnings	loss	stock	Total

Balance at December 31, 2008	12,253	$142	$36,822	$307,620	$(1,905)	$127,773	$(11,574)	$(50,453)	$408,425

Comprehensive income:
Net income	-	-	-	-	-	8,136	-	-	8,136
Other net comprehensive income	-	-	-	-	-	-	8,195	-	8,196
Total comprehensive income									16,332
Redemption of preferred stock, including deemed dividend of $2,954	-	-	(37,046)	-	-	(2,954)	-	-	(40,000)
Preferred stock discount accretion and dividends	-	-	224	-	-	(1,030)	-	-	(806)
Repurchase of warrant issued with preferred stock	-	-	-	(1,040)	-	-	-	-	(1,040)
Issuance of common stock, net of issuance costs of $2,266	1,610	16	-	32,349	-	-	-	-	32,365
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(6,161)	-	-	(6,161)
Forfeited shares	(9)	-	-	(30)	227	-	-	(197)	-
Exercise of stock options	20	-	-	-	-	(189)	-	505	316
Restricted stock grants	57	-	-	(131)	(1,309)	-	-	1,440	-
Stock-based compensation	-	-	-	42	1,041	-	-	-	1,083
Other, net	(3)	-	-	(7)	-	(63)	-	(138)	(209)

Balance at September 30, 2009	13,928	$158	$-	$338,803	$(1,946)	$125,512	$(3,379)	$(48,843)	$410,305

Balance at December 31, 2009	13,916	$158	$-	$338,822	$(1,318)	$99,033	$(2,968)	$(49,146)	$384,581

Comprehensive income:
Net income	-	-	-	-	-	10,168	-	-	10,168
Other net comprehensive loss	-	-	-	-	-	-	(6,236)	-	(6,236)
Total comprehensive income									3,932
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(6,741)	-	-	(6,741)
Forfeited shares	(13)	-	-	4	254	-	-	(258)	-
Exercise of stock options	24	-	-	-	-	(206)	-	609	403
Restricted stock grants	132	-	-	(1,160)	(2,201)	-	-	3,361	-
Stock-based compensation	-	-	-	4	1,151	-	-	-	1,155
Other, net	(23)	-	-	-	-	16	-	(431)	(415)

Balance at September 30, 2010	14,036	$158	$-	$337,670	$(2,114)	$102,270	$(9,204)	$(45,865)	$382,915

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$10,168	$8,136
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,526	9,000
Net amortization of securities	1,942	1,187
Change in unamortized net loan costs and premiums	872	664
Premises depreciation and amortization expense	2,832	2,846
Stock-based compensation expense	1,155	1,083
Amortization of other intangibles	2,304	2,499
Income from cash surrender value of bank-owned life insurance policies	(884)	(901)
Loss on sales of securities, net	-	4
Net decrease in loans held for sale	701	268
Net change in other	(1,117)	(3,882)
Net cash provided by operating activities	24,499	20,904

Cash flows from investing activities:
Trading security:
Proceeds from maturities, calls and prepayments	327	-
Securities available for sale:
Sales	3,159	11,479
Proceeds from maturities, calls and prepayments	88,626	42,072
Purchases	(82,653)	(120,221)
Securities held to maturity:
Proceeds from maturities, calls and prepayments	15,967	12,237
Purchases	(15,823)	(17,900)

Loan (originations) and principal repayments, net	(102,854)	12,563
Proceeds from surrender of bank-owned life insurance	2,217	-
Purchase of bank-owned life insurance	(2,599)	-
Capital expenditures	(3,347)	(1,787)
Net cash used by investing activities	(96,980)	(61,557)

Cash flows from financing activities:
Net increase in deposits	81,985	137,238
Proceeds from Federal Home Loan Bank advances and other borrowings	212,505	85,000
Repayments of Federal Home Loan Bank advances and other borrowings	(209,897)	(184,602)
Net proceeds from common stock issuance	-	32,365
Net proceeds from reissuance of treasury stock	403	316
Common stock cash dividends paid	(6,741)	(6,161)
Net impact of preferred stock and warrant including repurchase and dividends	-	(41,846)
Net cash provided by financing activities	78,255	22,310

Net change in cash and cash equivalents	5,774	(18,343)
Cash and cash equivalents at beginning of period	32,608	44,798
Cash and cash equivalents at end of period	$38,382	$26,455

Supplemental cash flow information:
Interest paid on deposits	20,626	25,211
Interest paid on borrowed funds	6,888	10,579
Income taxes(refunded) paid, net	(117)	1,952

The accompanying notes are an integral part of these consolidated financial statements.

1.      GENERAL

Basis of presentation and consolidation

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements, including year-end consolidated balance sheet data presented, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements and consist of normal recurring entries. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Berkshire Insurance Group, Inc. (“BIG”) and Berkshire Bank (the “Bank”), together with the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York chartered limited-purpose commercial bank. All significant inter-company transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Business

Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, businesses, not-for-profit organizations, and municipalities in and around western Massachusetts, southern Vermont and northeastern New York. The Company also provides asset based middle market commercial lending throughout New England and its New York markets. Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts. Its primary lending products are residential mortgages, commercial mortgages, commercial business loans and consumer loans. The Company offers electronic banking, cash management, and other transaction and reporting services; it also offers interest rate swap contracts to commercial customers. The Company offers private banking services and wealth management services including trust, financial planning, and investment services. The Company is an agent for complete lines of property and casualty, life, disability, and health insurance to individuals and businesses.

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

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009

Net income	$3,424	$1,922	$10,168	$8,136
Less: Cumulative preferred stock dividends and accretion	-	-	-	1,030
Less: Deemed dividend resulting from preferred stock repayment	-	-	-	2,954
Net income available to common stockholders	$3,424	$1,922	$10,168	$4,152

Average number of common shares outstanding	14,037	13,926	14,020	13,100
Less: average number of unvested stock award shares	(172)	(120)	(168)	(123)
Average number of basic shares outstanding	13,865	13,806	13,852	12,977

Plus: average number of dilutive unvested stock award shares	22	13	20	134
Plus: average number of dilutive stock options	6	38	11	34
Average number of diluted shares outstanding	13,893	13,857	13,883	13,145

Basic earnings per common share	$0.25	$0.14	$0.73	$0.32
Diluted earnings per common share	$0.25	$0.14	$0.73	$0.32

For the quarter ended September 30, 2010, 145 thousand shares of restricted stock and 117 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended September 30, 2009, 107 thousand shares of restricted stock and 121 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

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

2.      TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $14.7 million and $15.0 million and a fair value of $17.4 million and $15.9 million at September 30, 2010 and December 31, 2009, respectively. As discussed further in Note 10-Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at September 30, 2010.

3.      SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Securities available for sale
Debt securities:
Municipal bonds and obligations	$80,654	$4,175	$(22)	$84,807
Government guaranteed residential mortgage-backed securities	21,551	398	-	21,949
Government-sponsored residential mortgage-backed securities	142,502	3,581	(76)	146,007
Corporate bonds	26,430	191	(54)	26,567
Trust preferred securities	22,253	361	(1,726)	20,888
Other bonds and obligations	421	2	-	423
Total debt securities	293,811	8,708	(1,878)	300,641
Equity securities:
Marketable equity securities	15,374	53	(855)	14,572
Total securities available for sale	309,185	8,761	(2,733)	315,213

Securities held to maturity
Municipal bonds and obligations	6,592	-	-	6,592
Government-sponsored residential mortgage-backed securities	84	4	-	88
Tax advantaged economic development bonds	50,627	1,425	(115)	51,937
Other bonds and obligations	173	-	-	173
Total securities held to maturity	57,476	1,429	(115)	58,790

Total	$366,661	$10,190	$(2,848)	$374,003

December 31, 2009
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,277	$1,836	$(329)	$74,784
Government guaranteed residential mortgage-backed securities	12,923	224	(116)	13,031
Government-sponsored residential mortgage-backed securities	179,674	4,714	(143)	184,245
Corporate bonds	36,941	641	(245)	37,337
Trust preferred securities	9,285	-	(2,370)	6,915
Other bonds and obligations	5,481	9	(20)	5,470
Total debt securities	317,581	7,424	(3,223)	321,782
Equity securities:
Marketable equity securities	2,679	55	(171)	2,563
Total securities available for sale	320,260	7,479	(3,394)	324,345

Securities held to maturity
Municipal bonds and obligations	14,737	-	-	14,737
Government-sponsored residential mortgage-backed securities	139	3	-	142
Tax advantaged economic development bonds	42,572	951	(8)	43,515
Other bonds and obligations	173	-	-	173
Total securities held to maturity	57,621	954	(8)	58,567

Total	$377,881	$8,433	$(3,402)	$382,912

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at September 30, 2010 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$24,029	$24,254	$3,699	$3,699
Over 1 year to 5 years	3,374	3,329	1,701	1,701
Over 5 years to 10 years	24,600	25,339	30,742	31,509
Over 10 years	77,755	79,763	21,250	21,793
Total bonds and obligations	129,758	132,685	57,392	58,702

Marketable equity securities	15,374	14,572	-	-
Residential mortgage-backed securities	164,053	167,956	84	88

Total	$309,185	$315,213	$57,476	$58,790

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2010

Securities available for sale
Debt securities:
Municipal bonds and obligations	$4	$2,217	$18	$1,237	$22	$3,454
Government-sponsored residential mortgage-backed securities	76	24,990	-	-	76	24,990
Corporate bonds	4	5,000	50	2,945	54	7,945
Trust preferred securities	-	-	1,726	5,485	1,726	5,485
Other bonds and obligations	-	-	-	319	-	319
Total debt securities	84	32,207	1,794	9,986	1,878	42,193

Marketable equity securities	840	12,175	15	1,485	855	13,660
Total securities available for sale	924	44,382	1,809	11,471	2,733	55,853

Securities held to maturity
Government-sponsored residential mortgage-backed securities	-	-	-	15	-	15
Tax advantaged economic development bonds	-	-	115	1,413	115	1,413
Total securities held to maturity	-	-	115	1,428	115	1,428

Total	$924	$44,382	$1,924	$12,899	$2,848	$57,281

December 31, 2009

Securities available for sale
Debt securities:
Municipal bonds and obligations	$17	$2,984	$312	$7,128	$329	$10,112
Government guaranteed residential mortgage-backed securities	116	5,113	-	-	116	5,113
Government-sponsored residential mortgage-backed securities	143	21,610	-	-	143	21,610
Corporate bonds	-	-	245	2,748	245	2,748
Trust preferred securities	-	-	2,370	6,915	2,370	6,915
Other bonds and obligations	-	-	20	440	20	440
Total debt securities	276	29,707	2,947	17,231	3,223	46,938

Marketable equity securities	-	-	171	1,104	171	1,104
Total securities available for sale	276	29,707	3,118	18,335	3,394	48,042

Securities held to maturity
Tax advantaged economic development bonds	8	1,569	-	-	8	1,569
Total securities held to maturity	8	1,569	-	-	8	1,569

Total	$284	$31,276	$3,118	$18,335	$3,402	$49,611

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2010, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2010:

AFS municipal bonds and obligations

At September 30, 2010, 4 out of a total of 142 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions. The 4 securities in unrealized loss positions are all investment grade rated and all have insurance except for one bond, which is AAA rated. There were no material underlying credit downgrades during 2010. All securities are considered performing.

AFS and HTM residential mortgage-backed securities

At September 30, 2010, 7 out of a total of 102 securities in the Company’s portfolios of AFS residential mortgage-backed and 2 out of a total of 4 securities in the Company’s portfolios of HTM residential mortgage-backed were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions within both portfolios. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2010. All securities are considered performing.

AFS corporate bonds

At September 30, 2010, 3 out of a total of 14 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represented less than 1% of the amortized cost of the securities. The securities are investment grade rated, and there was no material underlying credit downgrade during the third quarter of 2010. The securities are considered performing.

AFS trust preferred securities

At September 30, 2010, 4 out of a total of 7 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 24% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.

At September 30, 2010, $1.5 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $1.1 million, for potential other-than-temporary-impairment (“OTTI”) at September 30, 2010 and determined that OTTI was not evident based on both the Company’s more likely than not ability to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $35 million in excess subordination above current and projected losses. The security is considered performing.

AFS other bonds and obligations

At September 30, 2010, 4 out of a total of 7 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the book value of the securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during 2010. All securities are considered performing.

HTM tax advantaged economic development bonds

At September 30, 2010, 1 out of a total of 11 securities in the Company’s portfolio of tax advantaged economic development bonds was in an unrealized loss position. Aggregate unrealized loss represented 8% of the amortized cost of the security in unrealized loss positions. The security is performing to terms and there were no underlying internal credit downgrades during 2010. The security is considered performing.

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

At September 30, 2010, 10 out of a total of 14 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 6% of the cost of the impaired securities. The Company has the intent and ability to hold the securities until a recovery of their cost bases and does not consider the securities other-than-temporarily impaired at September 30, 2010. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

4.      LOANS

Loans consist of the following:

(In thousands)	September 30, 2010	December 31, 2009

Total residential mortgages	$638,829	$609,007

Commercial mortgages:
Construction	114,854	110,703
Single and multi-family	80,987	80,624
Commercial real estate	699,678	660,501
Total commercial mortgages	895,519	851,828

Commercial business loans:
Asset-based lending	68,143	-
Other commercial business loans	158,482	186,044
Total commercial business loans	226,625	186,044

Total commercial loans	1,122,144	1,037,872

Consumer loans:
Auto	43,757	76,861
Home equity and other	249,379	237,918
Total consumer loans	293,136	314,779

Total loans	$2,054,109	$1,961,658

5.       LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Balance at beginning of period	$31,848	$22,917	$31,816	$22,908
Charged-off loans	(2,121)	(2,955)	(8,468)	(7,889)
Recoveries on charged-off loans	109	35	1,962	278
Net loans charged-off	(2,012)	(2,920)	(6,506)	(7,611)
Provision for loan losses	2,000	4,300	6,526	9,000
Balance at end of period	$31,836	$24,297	$31,836	$24,297

Impaired loans totaled $16.4 million and $56.9 million at September 30, 2010 and December 31, 2009, respectively. Based on collateral values or discounted cash flow analyses, impaired loans with a carrying value of $10.0 million and $29.9 million were determined to require a valuation allowance of $2.7 million and $6.4 million at September 30, 2010 and December 31, 2009, respectively.

6.      DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2010	December 31, 2009
Time less than $100,000	$376,275	$381,141
Time $100,000 or more	370,754	390,421
Total time deposits	$747,029	$771,562

7.      STOCKHOLDERS' EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	September 30, 2010	December 31, 2009	to be Well Capitalized

Total capital to risk weighted assets	10.8%	10.7%	10.0%

Tier 1 capital to risk weighted assets	9.5	9.5	6.0

Tier 1 capital to average assets	8.1	7.9	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

8.      STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2010 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance as of December 31, 2009	99	$24.49	430	$23.35
Granted	132	16.65	-	-
Stock options exercised	-	-	(24)	16.75
Stock awards vested	(49)	24.81	-	-
Forfeited	(13)	19.53	(65)	16.75
Expired	-	-	(151)	27.73
Balance as of September 30, 2010	169	$18.69	190	$22.97

During the nine months ended September 30, 2010, proceeds from stock option exercises totaled $403 thousand. During the nine months ended September 30, 2010, there were 49 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.2 million and $1.1 million during the nine months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended September 30, 2010
Net interest income (expense)	$19,897	$-	$(213)	$-	$19,684
Provision for loan losses	2,000	-	-	-	2,000
Non-interest income	4,584	2,331	3,678	(3,678)	6,915
Non-interest expense	17,558	2,323	212	1	20,094
Income before income taxes	4,923	8	3,253	(3,679)	4,505
Income tax expense (benefit)	1,248	5	(172)	-	1,081
Net income	$3,675	$3	$3,425	$(3,679)	$3,424

Average assets (in millions)	$2,724	$33	$360	$(349)	$2,768

Three months ended September 30, 2009
Net interest income (expense)	$17,419	$-	$(254)	-	$17,165
Provision for loan losses	4,300	-	-	-	4,300
Non-interest income	4,905	2,354	-	1	7,260
Non-interest expense	15,996	2,501	448	(1)	18,944
Income (loss) before income taxes	2,028	(147)	(702)	2	1,181
Income tax expense (benefit)	(393)	(60)	(289)	1	(741)
Net income (loss)	$2,421	$(87)	$(413)	$1	$1,922

Average assets (in millions)	$2,634	$34	$392	$(393)	$2,667

Nine months ended September 30, 2010
Net interest income (expense)	$57,495	$-	$(643)	$-	$56,852
Provision for loan losses	6,526	-	-	-	6,526
Non-interest income	14,348	9,028	11,012	(11,012)	23,376
Non-interest expense	52,601	6,933	778	2	60,314
Income before income taxes	12,716	2,095	9,591	(11,014)	13,388
Income tax expense (benefit)	2,938	860	(579)	1	3,220
Net income	$9,778	$1,235	$10,170	$(11,015)	$10,168

Average assets (in millions)	$2,667	$32	$362	$(350)	$2,711

Nine months ended September 30, 2009
Net interest income (expense)	$52,456	$-	$(856)	$-	$51,600
Provision for loan losses	9,000	-	-	-	9,000
Non-interest income	14,087	10,249	-	1	24,337
Non-interest expense	48,816	7,598	962	(1)	57,375
Income (loss) before income taxes	8,727	2,651	(1,818)	2	9,562
Income tax expense (benefit)	1,085	1,087	(746)	-	1,426
Net income (loss)	$7,642	$1,564	$(1,072)	$2	$8,136

Average assets (in millions)	$2,639	$33	$324	$(323)	$2,673

10.      DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2010, the Company held derivatives with a total notional amount of $519 million. Of this total, interest rate swaps with a combined notional amount of $160 million were designated as cash flow hedges and $287 million have been designated as economic hedges. The remaining $72 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At September 30, 2010, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2010.

The Company pledged collateral to derivative counterparties in the form of cash totaling $7.5 million and securities with an amortized cost of $31.9 million and a fair value of $33.0 million as of September 30, 2010. No collateral was posted from counterparties to the Company as of September 30, 2010. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions. Currently, there are no contingent features that would require the Company to post additional collateral.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at September 30, 2010, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	2.9	0.36%	4.00%	$(9,470)
Forward-starting interest rate swaps on FHLBB borrowings	40,000	3.0	-	3.13	(667)
Interest rate swaps on junior subordinated debentures	15,000	3.6	2.19	5.54	(1,437)
Total cash flow hedges	160,000				(11,574)

Economic hedges:
Interest rate swap on industrial revenue bond	14,672	19.2	0.63	5.09	(2,926)
Interest rate swaps on loans with commercial loan customers	135,989	6.7	2.91	6.12	(12,546)
Reverse interest rate swaps on loans with commercial loan customers	135,989	6.7	6.12	2.91	12,514
Total economic hedges	286,650				(2,958)

Non-hedging derivatives:
Commitments to originate residential mortgage loans to be sold	36,356	0.2			(54)
Commitments to sell residential mortgage loans	36,356	0.2			59
Total non-hedging derivatives	72,712				5

Total	$519,362				$(14,527)

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2009, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$145,000	4.7	0.28%	4.15%	$(8,874)
Interest rate swaps on junior subordinated debentures	15,000	4.4	2.12	5.54	(668)
Total cash flow hedges	160,000				(9,542)

Economic hedges:
Interest rate swap on industrial revenue bond	15,000	19.9	0.60	5.09	(1,018)
Interest rate swaps on loans with commercial loan customers	93,962	7.0	2.50	6.32	(2,887)
Reverse interest rate swaps on loans with commercial loan customers	93,962	7.0	6.32	2.50	2,962
Total economic hedges	202,924				(943)

Non-hedging derivatives:
Commitments to originate residential mortgage loans to be sold	22,668	0.2			(273)
Commitments to sell residential mortgage loans	22,668	0.2			305
Total non-hedging derivatives	45,336				32

Total	$408,260				$(10,453)

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

The Company has entered into several interest rate swaps with an aggregate notional amount of $105 million to convert the LIBOR based floating interest rates on a $105 million portfolio of FHLBB advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings. In the third quarter of 2010, Berkshire terminated $40 million notional amount of interest rate swaps that were used to convert floating based FHLBB advances to a fixed rate. Berkshire has retained the floating rate advances. Management’s decision to terminate the swaps was based on its assessment that these hedges were no longer needed to execute management’s strategy for balance sheet management.

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

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(1,794)	$(1,886)	$(7,098)	$4,957

Elimination of unrealized loss for termination of swaps	5,448	-	5,448	-

Realized loss recognized in accumulated other comprehensive loss for termination of swaps	(6,382)	-	(6,382)	-

Reclassification of realized loss from accumulated other comprehensive loss to interest expense for termination of swaps	84	-	84	-

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	-	-	-	(741)

Reclassification of unrealized (gain) loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	-	(103)	-	62

Net tax (expense) benefit on items recognized in accumulated other comprehensive loss	(1,236)	846	2,545	(1,600)

Interest rate swaps on junior subordinated debentures:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	(287)	(248)	(769)	333

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	490	103	319	(124)
Other comprehensive (loss) income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(3,677)	$(1,288)	$(5,853)	$2,887

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,281	$(1,258)	$4,102	$(3,228)
Net interest expense recognized in interest expense on junior subordinated debentures	$125	$(119)	$380	$(292)

The Company’s accumulated other comprehensive loss totaled $9.2 million at September 30, 2010. Of this loss, $17.9 million was attributable to accumulated losses on cash flow hedges, net of deferred taxes of $5.5 million, and $6.0 million was attributable to accumulated gains on available-for-sale securities, net of deferred taxes of $2.8 million.

The Company’s accumulated other comprehensive loss totaled $3.0 million at December 31, 2009. Of this loss, $5.2 million was attributable to accumulated losses on cash flow hedges, net of deferred taxes of $4.3 million, and $2.2 million was attributable to accumulated gains on available-for-sale securities, net of deferred taxes of $1.8 million.

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the nine months ended September 30, 2010 and 2009. The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.3 million will be reclassified as an increase to interest expense.

Economic hedges and non-hedging derivatives

The Company has an interest rate swap with a $14.7 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $(32) thousand as of September 30, 2010 and were not material to the financial statements. The interest income and expense on these mirror image swaps exactly offset each other.

The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to the Federal National Mortgage Association. These commitments are considered derivative financial instruments and are recorded at fair value with any changes in fair value recorded through earnings.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Economic hedges
Interest rate swap on industrial revenue bond:
Net interest expense recognized in interest and dividend income on securities	$(166)	$(170)	$(500)	$(493)

Unrealized (loss) gain recognized in other non-interest income	(614)	(500)	(1,908)	1,506

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	3,081	1,445	9,659	348

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(3,081)	(1,445)	(9,659)	(348)

(Unfavorable) favorable change in credit valuation adjustment recognized in other non-interest income	$(54)	$(29)	$(107)	$93

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$(54)	$(14)	$(239)	$(357)

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$59	$62	$268	$463

11.      FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements
The following table summarizes assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the nine months ended September 30, 2010.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$17,398	$17,398
Available-for-sale securities:
Municipal bonds and obligations	-	84,807	-	84,807
Governmentguaranteed residential mortgage-backed securities	-	21,949	-	21,949
Government-sponsored residential mortgage-backed securities	-	146,007	-	146,007
Corporate bonds	-	26,567	-	26,567
Trust preferred securities	-	19,752	1,136	20,888
Other bonds and obligations	-	423	-	423
Marketable equity securities	13,041	-	1,531	14,572
Derivative assets	-	12,573	-	12,573
Derivative liabilities	-	27,046	54	27,100

	December 31, 2009
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$15,880	$15,880
Available-for-sale securities:
Municipal bonds and obligations	-	74,784	-	74,784
Government guaranteed residential mortgage-backed securities	-	13,031	-	13,031
Government-sponsored residential mortgage-backed securities	-	184,245	-	184,245
Corporate bonds	-	37,337	-	37,337
Trust preferred securities	-	6,051	864	6,915
Other bonds and obligations	-	5,470	-	5,470
Marketable equity securities	1,411	-	1,152	2,563
Derivative assets	-	3,267	-	3,267
Derivative liabilities	-	13,447	273	13,720

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

Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third-party pricing services and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and condition, among other things. The Company holds one trust preferred security and two limited partnership securities in its AFS portfolio which are classified as Level 3. The securities’ fair values are based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.

The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. As of September 30, 2010, liabilities derived from commitments to originate residential mortgage loans for sale totaled $54 thousand. The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the Federal National Mortgage Association in secondary markets. These valuations result in a Level 2 classification. As of September 30, 2010, assets derived from commitments to sell residential mortgage loans totaled $59 thousand.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at September 30, 2010 and 2009.

	Assets		Liabilities
	Trading	Securities
	Account	Available	Derivative
(In thousands)	Security	for Sale	Liabilities

Balance as of December 31, 2009	$15,880	$2,016	$(273)

Unrealized gain recognized in other non-interest income	46	-	241
Unrealized gain included in accumulated other comprehensive loss	-	267	-
Amortization of trading account security	(110)
Balance as of March 31, 2010	$15,816	$2,283	$(32)

Unrealized gain (loss) recognized in other non-interest income	1,206	-	(121)
Unrealized gain included in accumulated other comprehensive loss	-	348	-
Amortization of trading account security	(108)
Balance as of June 30, 2010	$16,914	$2,631	$(153)

Unrealized gain recognized in other non-interest income	593	-	99
Unrealized gain included in accumulated other comprehensive loss	-	36	-
Amortization of trading account security	(109)
Balance as of September 30, 2010	$17,398	$2,667	$(54)

Unrealized gains (losses) relating to instruments still held at September 30, 2010	$2,725	$(1,475)	$(54)

	Assets		Liabilities
	Trading	Securities
	Account	Available	Derivative
(In thousands)	Security	for Sale	Liabilities

Balance as of December 31, 2008	$18,144	$1,446	$-

Unrealized loss recognized in other non-interest income	(579)	-	-
Unrealized loss included in accumulated other comprehensive loss	-	(385)	-
Balance as of March 31, 2009	$17,565	$1,061	$-

Unrealized loss recognized in other non-interest income	(1,318)	-	(343)
Unrealized gain included in accumulated other comprehensive loss	-	282	-
Balance as of June 30, 2009	$16,247	$1,343	$(343)

Unrealized gain recognized in other non-interest income	394	-	329
Unrealized gain included in accumulated other comprehensive loss	-	725	-
Balance as of September 30, 2009	$16,641	$2,068	$(14)

Unrealized gains (losses) relating to instruments still held at September 30, 2009	$1,641	$(1,898)	$(14)

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

				Three Months Ended	Nine Months Ended
	September 30, 2010			September 30, 2010	September 30, 2010
	Level 1	Level 2	Level 3	Total	Total
(In thousands)	Inputs	Inputs	Inputs	Losses	Losses
Assets
Impaired loans	$-	$-	$7,310	$(837)	$(1,708)
Other real estate owned	-	-	2,900	(100)	(121)

Total Assets	$-	$-	$10,210	$(937)	$(1,829)

				Three Months Ended	Nine Months Ended
	September 30, 2009			September 30, 2009	September 30, 2009
	Level 1	Level 2	Level 3	Total	Total
(In thousands)	Inputs	Inputs	Inputs	Losses	Losses
Assets
Impaired loans	$-	$-	$11,671	$(1,048)	$(1,612)
Other real estate owned	-	-	130	-	(127)

Total Assets	$-	$-	$11,801	$(1,048)	$(1,739)

Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity during the nine months ended September 30, 2010 and 2009. Held to maturity securities are valued using the same methodologies applied to the available for sales securities portfolio. Most securities in the held to maturity portfolio consist of economic development bonds and issues to local municipalities that are not actively traded and are priced using a discounted cash flows model. The Company views these as Level 3 pricing.

Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of Federal Home Loan Bank of Boston (“FHLBB”) stock having a carrying value of $21.1 million as of September 30, 2010. FHLBB stock is recorded at par and periodically evaluated for impairment. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB and the purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

In February 2009, the FHLBB announced that it indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. In addition, the FHLBB reported a net loss for the years ended December 31, 2008 and 2009. However, the FHLBB has reported positive net income for the first three quarters of 2010. These factors were considered by the Company’s management when determining if an other-than-temporary impairment exists with respect to the Company’s investment in FHLBB. The Company also reviewed recent public filings, rating agency’s analysis which showed investment-grade ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of September 30, 2010 and it will continue to be monitored closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.

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

Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during the nine month periods ended September 30, 2010 and 2009. The Company holds loans in the held for sale category for a period generally less than 3 months and as a result fair value approximates carrying value.

Capitalized mortgage loan servicing rights. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. Write-downs on capitalized mortgage loan servicing rights totaled $178 thousand and $144 thousand for the nine months ended September 30, 2010 and 2009, respectively.

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

Intangible assets and goodwill. The Company’s other intangible assets totaled $12.1 million and $14.4 million as of September 30, 2010 and December 31, 2009, respectively. Other intangible assets include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions. Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years. No impairment was recorded on other intangible assets during the nine month periods ended September 30, 2010 and 2009.

The Company’s goodwill balance as of September 30, 2010 and December 31, 2009 was $161.7 million. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded on goodwill during the nine months ended September 30, 2010 and 2009.

Summary of estimated fair values of financial instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments follow. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$38,382	$38,382	$32,608	$32,608
Trading security	17,398	17,398	15,880	15,880
Securities available for sale	315,213	315,213	324,345	324,345
Securities held to maturity	57,476	58,790	57,621	58,567
Restricted equity securities	23,120	23,120	23,120	23,120
Net loans	2,022,273	1,963,137	1,929,842	1,833,404
Loans held for sale	3,445	3,445	4,146	4,146
Capitalized mortgage servicing rights	1,867	1,867	1,620	1,620
Accrued interest receivable	9,066	9,066	8,498	8,498
Cash surrender value of bank-owned life insurance policies	38,170	38,170	36,904	36,904
Derivative assets	12,573	12,573	3,267	3,267

Financial Liabilities

Total deposits	$2,068,747	$2,084,537	$1,986,762	$2,007,774
Short-term debt	96,125	96,125	83,860	83,860
Long-term Federal Home Loan Bank advances	197,687	202,732	207,344	208,831
Junior subordinated debentures	15,464	9,193	15,464	9,462
Derivative liabilities	27,100	27,100	13,720	13,720

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

12.      SUBSEQUENT EVENT

On October 12, 2010, Berkshire and Rome Bancorp, Inc. (“Rome”), the parent company of The Rome Savings Bank (“Rome Bank”), entered into an Agreement and Plan of Merger pursuant to which Rome will merge with and into the Company. Concurrent with the merger, it is expected that Rome Bank will merge with and into Berkshire Bank.

Under the terms of the merger agreement, 70% of the outstanding shares of Rome common stock will be converted into the right to receive 0.5658 shares of Company common stock for each share of Rome and the remaining 30% of outstanding shares of Rome will be exchanged for $11.25 in cash.  Rome stockholders will have the right to elect to receive cash or Company common stock as outlined above, subject to 70% of Rome common stock receiving Company stock and the proration procedures contained in the Merger Agreement.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Rome. The merger is currently expected to be completed in the first quarter of 2011.  The directors and executive officers of Rome have agreed to vote their shares in favor of the approval of the Merger Agreement at the shareholders meeting to be held to vote on the proposed transaction. If the merger is not consummated under certain circumstances, Rome has agreed to pay the Company a termination fee of $3.5 million.

This merger agreement had no significant effect on the Company's financial statements for the periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2010 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 41.5% effective income tax rate.

Berkshire Hills Bancorp (“the Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It had $2.8 billion in assets at September 30, 2010 and is the parent of Berkshire Bank — America’s Most Exciting BankSM (“the Bank”).  The Company provides personal and business banking, insurance, investment, and wealth management services through 41 full service financial centers in western Massachusetts, northeastern New York, and southern Vermont.  Berkshire has entered into a definitive merger agreement to acquire Rome Bancorp, Inc. (“Rome”), which is located in central New York, northwest of Utica.  Berkshire Bank provides 100% deposit insurance protection on all deposit accounts, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc., Berkshire Bank and Berkshire Insurance Group, Inc.  This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Our ability to predict results or the actual effects of our plans and strategies is inherently uncertain. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A. — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and in this report and in other reports filed with the Securities and Exchange Commission.  You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report.  We do not assume any obligation to revise forward-looking statements except as may be required by law.

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

RECENT EVENTS

Current Environment

During the first nine months of 2010, economic conditions in the United States continued to improve, although the pace of improvement began to show signs of slowing beginning around the middle of the year.  Liquidity has returned to most of the financial markets, with continued normalization of credit spreads.  The prolonged period of low Federal funds rates continues to put pressure on spreads earned on bank deposits.  Housing prices came back under pressure in many markets in the third quarter after the expiration of government sponsored first-time homebuyer tax credit programs.  Improved market conditions have resulted in recovery during the first nine months of 2010 of some of the valuation losses previously recorded on several asset classes during 2008 and into 2009.

The job market also continued to improve in the first nine months of 2010, as the economy began to add jobs in March.  However, the U.S. unemployment rate has remained high in the 9.5 – 9.6% range in recent months.  Additionally, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates.  Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, impacts of monetary policy, and volatility experienced by the credit markets including the impacts of the recent European sovereign debt crisis will continue to influence the U.S. economic recovery and the capital markets. In particular, unemployment and the U.S. housing markets are critical influences on further U.S. economic recovery. Additionally, there is uncertainty as to the future course and efficacy of monetary and fiscal policy, and the impact of growing government indebtedness.  These conditions in combination with general economic weakness and the impact of recent and proposed regulatory changes may impact the Company’s future results depending in part on the nature and timing of the economic recovery in the nation and in the Company’s markets.

Financial Regulatory Reform Legislation

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) into law.  The Act comprehensively reforms the regulation of financial institutions, products and services.  Among other things, the Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital.  Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.  The Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and extends for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions.  Pursuant to modifications under the Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%.  In addition, the Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.  The Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the FRB.  The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services.  The Act establishes a timeline for the consolidation of the activities of the Office of Thrift Supervision (“OTS”) into other existing bank regulatory agencies.  The OTS is currently the regulator of the holding company, Berkshire Hills Bancorp, Inc.  It is expected that regulation of the holding company will transfer to the Federal Reserve Board of Governors by the end of 2011.  The Federal Reserve has different regulations, including quantitative minimum consolidated capital ratios, which have not previously applied to the holding company.  The Company is not presently aware of any material negative impact expected as a result of this change in the holding company’s regulation.

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

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

PERFORMANCE RATIOS (1)
Return on average assets	0.49%	0.29%	0.50%	0.41%
Return on average common equity	3.53	1.86	3.49	2.64
Net interest margin, fully taxable equivalent	3.30	2.96	3.26	2.99

ASSET QUALITY RATIOS
Net charge-offs (current quarter annualized)/average loans	0.40%	0.59%	0.43%	0.52%
Non-performing assets/total assets	0.69	0.85	0.69	0.85
Allowance for loan losses/total loans	1.55	1.22	1.55	1.22
Allowance for loan losses/non-accruing loans	194	107	194	107

CAPITAL RATIOS
Stockholders' equity to total assets	13.68%	15.31%	13.68%	15.31%

PER COMMON SHARE DATA
Net earnings, diluted	$0.25	$0.14	$0.73	$0.32
Total common book value	27.28	29.46	27.28	29.46
Dividends	0.16	0.16	0.48	0.48
Common stock price:
High	20.94	24.61	22.84	31.15
Low	17.08	20.26	16.20	19.00
Close	18.96	21.94	18.96	21.94

FINANCIAL DATA: (In millions)
Total assets	$2,798	$2,681	$2,798	$2,681
Total loans	2,054	1,986	2,054	1,980
Allowance for loan losses	32	24	32	24
Other earning assets	428	406	428	406
Total intangible assets	174	177	174	177
Total deposits	2,069	1,967	2,069	1,967
Total borrowings and debentures	309	275	309	275
Total common stockholders' equity	383	410	383	410

FOR THE PERIOD: (In thousands)
Net interest income	$19,684	$17,165	$56,852	$51,600
Provision for loan losses	2,000	4,300	6,526	9,000
Non-interest income	6,915	7,260	23,376	24,337
Non-interest expense	20,094	18,944	60,314	57,375
Net income	3,424	1,922	10,168	8,136

(1)   All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ In millions)	2010		2009		2010		2009
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$634	5.17%	$622	5.38%	$628	5.25%	$645	5.47%
Commercial mortgages	891	4.89	833	5.02	875	4.92	816	5.19
Commercial business loans	213	5.21	178	5.53	188	4.39	175	5.75
Consumer loans	297	3.83	329	4.33	304	3.93	337	4.48
Total loans	2,035	4.86	1,962	5.06	1,995	4.89	1,973	5.21
Securities	403	4.19	384	4.11	407	4.11	355	4.46
Fed funds sold & short-term investments	14	0.15	31	0.24	11	0.15	52	0.21
Total earning assets	2,452	4.72	2,377	4.84	2,413	4.74	2,380	4.99
Other assets	316		292		309		295
Total assets	$2,768		$2,669		$2,722		$2,675

Liabilities and stockholders' equity
Deposits:
NOW	$196	0.32%	$180	0.36%	$196	0.35%	$187	0.40%
Money market	612	0.87	511	1.25	584	0.96	486	1.35
Savings	220	0.22	213	0.30	221	0.27	212	0.36
Time	749	2.59	782	3.10	752	2.66	780	3.28
Total interest-bearing deposits	1,777	1.45	1,686	1.89	1,753	1.53	1,665	2.03
Borrowings and debentures	288	3.12	288	4.48	279	3.28	321	4.29
Total interest-bearing liabilities	2,065	1.69	1,974	2.27	2,032	1.77	1,986	2.39
Non-interest-bearing demand deposits	281		262		275		249
Other liabilities	34		23		27		28
Total liabilities	2,380		2,259		2,334		2,263

Total stockholders' equity	388		410		388		412
Total liabilities and stockholders' equity	$2,768		$2,669		$2,722		$2,675

Net interest spread		3.03%		2.57%		2.97%		2.60%
Net interest margin		3.30%		2.96%		3.26%		2.99%

Supplementary data
Total deposits (In millions)	$2,058		$1,947		$2,028		$1,913
Fully taxable equivalent income adj. (In thousands)	$709		$555		$2,048		$1,683
Cost of funds		1.48%		2.00%		1.56%		2.13%
Cost of deposits		1.26%		1.64%		1.32%		1.76%

(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance for securities available for sale is based on amortized cost.

SUMMARY

Berkshire reported net income of $3.4 million, or $0.25 per share, in the third quarter of 2010.  This was a 78% increase over third quarter 2009 net income of $1.9 million, or $0.14 per share, and included the benefit of positive operating leverage from strong revenue growth.  For the first nine months of the year, Berkshire’s net income increased by 25% to $10.2 million in 2010 from $8.1 million in 2009.

The Company’s earnings per share in 2009 were reduced by preferred stock dividends, including a $0.22 per share one-time deemed dividend charge related to the retirement of the preferred stock.  This deemed dividend had no impact on cash or stockholders’ equity.  The Company’s earnings per share were $0.32 for the first nine months of 2009, or $0.54 per share adjusted to exclude the deemed dividend charge.  The Company’s earnings per share were $0.73 for the first nine months of 2010, which represented a 35% increase compared to these prior year adjusted nine month results.

Third Quarter Financial Highlights (revenue and expense comparisons are to prior year third quarter, unless otherwise noted):

Revenue Growth
•	15% growth in net interest income
•	9% growth in total net revenue
Loan and Deposit Growth
•	15% annualized growth in total commercial loans
•	7% annualized growth in total loans
•	6% annualized growth in total deposits
Net Interest Margin
•	3.30% net interest margin, compared to 2.96% in the prior year third quarter and to 3.25% in the second quarter of 2010
Asset Quality
•	0.69% non-performing assets to total assets
•	0.40% annualized net loan charge-offs/average loans

Growth in net interest income and a reduction in the loan loss provision were the primary contributors to improved earnings both for the third quarter and for the year-to-date in 2010 compared to 2009.  Growth in loans and in lower cost deposits were the key contributors to net interest income growth.   The lower loan loss provision reflects the resolution of problem and potential problem loan situations as a result of Berkshire’s loan quality initiatives.  Problem assets, delinquent loans, and net charge-offs were all at favorable levels compared to industry averages at the end of the third quarter.  By combining revenue growth and minimizing expense growth compared to the prior quarter, Berkshire has maintained the positive momentum of improved operating leverage.   Berkshire achieved these results while absorbing the start-up costs of its new asset based lending and private banking groups, along with the costs of ongoing branch expansion.  Berkshire is opening two new branches in its New York region in the latter part of 2010.

In October, Berkshire announced that it had entered into a definitive merger agreement with Rome Bancorp, Inc. of Rome, New York, which merger is subject to the receipt of regulatory approvals and the approval of Rome’s stockholders.  Rome operates five branches serving central New York, with access to Utica and proximity to Syracuse.  Rome had approximately $330 million in total assets as of September 30, 2010.  The Route 90 corridor in New York is a logical expansion for Berkshire’s New York region, which will grow to 17 out of a total of 47 Berkshire Bank branches with this merger and the announced new branch openings.  The Company plans to complete the merger transaction in the first quarter of 2011.  Berkshire continues to pursue opportunities for both strong organic growth and growth through partnerships that deliver benefits to its constituencies.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Summary.  Total assets increased slightly to $2.8 billion at September 30, 2010 from $2.7 billion at year-end 2009.  There was little change in total equity, which totaled $383 million at the most recent quarter-end.  The loan/deposit ratio remained unchanged at 99% over the first nine months of 2010.  Non-performing assets decreased to 0.69% of total assets after nine months from 1.43% at the start of the year, as the Company moved forward with problem asset resolution strategies which were targeted at the start of the year.

Securities.  Total securities decreased by $8 million (2% annualized) during the first nine months of 2010 due primarily to a decrease in mortgage-backed securities as a result of run-off in the ongoing low rate environment, together with maturities of short term corporate bonds.  The Company partially offset this runoff with increases in trust preferred securities issued by investment grade national banks and in bank common equity securities which provide higher yields, together with an $8 million increase in held to maturity development bonds due to the origination of a bond for a local non-profit entity.  The net unrealized gain on all securities available for sale and held to maturity increased in 2010 by $2 million to $7 million at the most recent quarter-end due to higher values of long duration municipal and development bonds as a result of near-record low long term rates at the most recent quarter-end.

At September 30, 2010, there are no major categories of securities with net unrealized losses exceeding 5% of amortized cost, except for the $22 million portfolio of trust preferred securities and the $15 million portfolio of marketable equity securities.  The trust preferred portfolio had a $1.4 million (6%) net unrealized loss due primarily to the only pooled trust preferred security held by the Company, which had a $1.5 million (58%) unrealized loss compared to its $2.6 million amortized cost.  The unrealized loss on this security decreased from 65% at the prior year-end and this impairment is not viewed as other than temporary.  The marketable equity securities portfolio had a $0.8 million (5%) net unrealized loss due primarily to unrealized losses less than twelve months old which were not judged as other than temporary as of quarter-end.

All available for sale debt securities had investment grade ratings as of the most recent quarter-end except for the above trust preferred security, which was rated Caa1, and one unrated municipal security totaling $2 million which was performing.  Securities held to maturity consisted largely of unrated local municipal and development bonds which were performing.  The duration of the available for sale debt securities portfolio was estimated at 2.6 years at the end of the third quarter, which was little changed from 2.5 years at the start of the year.  The yield on all securities increased  to 4.19% in the third quarter of 2010 from 4.11% in the third quarter of 2009.  The securities yield increased in the most recent quarter compared to prior quarters, including the benefit of recent securities purchases and including about 0.07% in yield related to an annual dividend received from the Bank’s investment in a mutually owned industry-affiliated life insurance company.

Loans.  Total loans increased in the most recent quarter by $34 million (7% annualized), bringing the nine month increase to $92 million (6% annualized), which accounts for most of the increase in total assets for the year-to-date.  Most of this growth has been due to increases in commercial loans, which grew at a 15% annualized rate in the third quarter and at an 11% annualized rate for the year-to-date.   Berkshire continues to adhere to strong underwriting and pricing disciplines as it captures larger market share with high grade loan originations in all of its commercial lending areas.  This growth has offset the impact of lower demand from some of the Company’s traditional borrowers as well as planned reductions associated with the Company’s risk management strategies.  For the year-to-date, $68 million of the $84 million total increase in commercial loans has been in asset based loans outstanding.  Berkshire’s new Asset Based Lending Group was assembled in the first quarter of 2010 with its headquarters in Woburn, north of Boston.  This unit is expected to originate up to $100 million per year in asset based loans to middle market businesses in New England and Northeastern New York.  This group has expanded and diversified Berkshire’s lending geography and industry exposure with strong and established new commercial relationships that are well known to the seasoned asset based lending team.  These asset based loans are advanced against borrowing bases which are fully secured with full-follow collateral monitoring.  The Company conservatively reserves for losses on these loans at the same rate as its other commercial business loans.

Berkshire’s consumer lending also has remained strong in 2010, with $165 million in residential mortgage originations and $36 million in new home equity credit bookings for the year-to-date.  Berkshire continues to sell most of its fixed rate mortgages to federal agencies in order to minimize interest rate risk in the current low rate environment.  Mortgage prepayments generally remain elevated due to the current low interest rate environment.  The $30 million year-to-date increase in residential mortgage outstandings in 2010 includes $32 million in residential mortgages purchased in the first quarter.  The purchased mortgages were prime, seasoned thirty year fixed rate Massachusetts residential mortgages purchased from another sound institution in the state.  Auto loans decreased by $33 million to $44 million for the first nine months of 2010, due to planned run-off of the indirect auto loan portfolio.  The portfolio of home equity and other consumer loans increased by $11 million at a 6% annualized rate for the 2010 year-to-date. The third quarter 2010 yield on total loans decreased compared to the yield in the third quarter of 2009 and for the first nine months of 2010, due to the ongoing impact of near-record low interest rates as loans reprice and are refinanced.

Nonperforming assets were reduced by 50% to $19 million in the first nine months of 2010, reflecting the benefit of the resolution strategies that the Company had in place at the start of the year.  Nonperforming assets declined to 0.69% of total assets from 1.43% of assets during this period.  Gross year-to-date charge-offs totaled $8 million, generally offsetting additions to nonperforming assets during the year.  Loans reclassified to performing status totaled $8 million.  At the most recent quarter-end, all nonperforming loans were under $2 million except for one $6 million loan that was restructured and which was current in its payments.  Other real estate owned consisted primarily of one commercial property which is being marketed for sale.  Performing troubled debt restructurings totaled $2 million at quarter-end, which was down from $18 million at year-end 2009 as a result of the reclassification of a number of loans to a non-troubled status at the start of the fiscal year based on payment histories and market level risk adjusted loan interest rates.  Most of the loans that were reclassified were loans restructured as part of the Company’s loan initiative in the fourth quarter of 2009.

At quarter-end, total accruing delinquent loans were 0.31% of total loans, which was down from 0.36% at the start of the year.  For the first nine months of the year, annualized net loan charge-offs measured 0.43% of average loans in 2010 compared to 0.52% in the same period of 2009.

Potential problem loans are loans which are currently performing, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such in the future as problem loans. Potential problem loans are typically commercial loans that are performing but are classified by the Company’s loan rating system as “substandard.”  The Company also tracks “special mention” loans with identified weaknesses. The total of special mention and potential problem loans decreased during the last nine months to $130 million from $141 million at the start of the year.  Taken together with the decrease in nonperforming assets, this demonstrates an improving trend in total loan related assets in rating categories which are below the Company’s “pass rated” loan related assets.  Similarly, the special reserves assigned to impaired loans decreased to $3 million from $6 million during this nine month period. The Company had $88 million in substandard performing loans at the most recent quarter-end, compared to $61 million at the beginning of the year.  This increase was primarily in relation to the reclassification of loans from the “special mention” category; these loans decreased to $42 million from $80 million at the start of the year.  The increase in substandard performing loans also included upgrades of loans previously classified as non-accruing.

Loan Loss Allowance.  The allowance was unchanged at $32 million at September 30, 2010, compared to the start of the year.  The allowance decreased slightly to 1.55% of total loans from 1.62% during this period.  Due to the decrease in non-accruing loans, the ratio of the allowance to non-accruing loans improved to 194% from 82% and the specific allowance on impaired loans decreased as noted above.  General pool reserves increased including the impact of loan growth.

Deposits, Borrowings, and Other Liabilities.  Total deposits increased at a 6% annualized growth rate in the third quarter and for the first nine months of the year, with the nine month increase totaling $82 million.  This growth included a $43 million increase to $321 million in New York region deposits as this de novo region continues to mature.  Berkshire opened its 11th New York office in September, adding its second Albany branch, and has plans to open a new branch located in Latham in the coming months.  Deposit growth in 2010 also included $33 million in balances generated by the Private Banking Group which was formed in Berkshire’s Springfield region in 2010.  Annualized deposit growth for the first nine months of 2010 included 19% growth in money market balances, 5% growth in transaction account balances, and 8% growth in savings account balances.  Time deposits declined at a 4% annualized rate as the Bank deemphasized higher cost jumbo time deposit accounts.  Berkshire has focused its promotions on money market accounts which offer more relationship cross sale opportunities and which offer more pricing flexibility to the Bank.  Berkshire also promotes transaction accounts which have lower interest rates along with other relationship cross sale opportunities.

The Dodd-Frank legislation permanently raised deposit insurance levels to $250,000, retroactive to January 1, 2008, and extended for two years the Transaction Account Guarantee Program, which became mandatory for all insured depository institutions.  The cost of deposits continued to decrease, falling to 1.26% in the most recent quarter, compared to 1.64% in the third quarter of 2009.  The Company is managing deposit pricing with a goal of maintaining the net interest margin near current levels.  The Bank has $162 million in time deposits repricing in the fourth quarter, compared to $165 million in the third quarter.  Whereas the repricings in the third quarter contributed to an improvement in the net interest margin, the reduced amount of repricings in the fourth quarter is not expected to contribute to further margin improvement due to the offsetting impact of asset repricings.

Total borrowings increased by $24 million in the most recent quarter, with proceeds used to fund securities purchases.  This third quarter growth in borrowings reversed a $21 million decline in the first half of the year as a result of securities run-off.  The Company has emphasized short term borrowings to match current variable rate loan originations, and has purchased $40 million in forward starting interest rate swaps which will have the effect of extending protection from rising rates in future years.  Additionally, in the most recent quarter, the Company terminated $40 million of cash flow hedges maturing in 6-8 years based on a determination that this level of protection against rising interest rates was not necessary given the Company’s continuing asset sensitive interest rate risk profile.  The average cost of borrowings decreased to 3.12% in the most recent quarter from 4.48% in the third quarter of 2009.  Other liabilities increased by $15 million during the first nine months of the year due primarily to higher interest rate swap valuation liabilities reflecting near-record low interest rates.

Stockholders’ Equity.  Stockholders’ equity decreased slightly to $383 million from $385 million during the first nine months of 2010.  The benefit of retained earnings was offset by the impact of unrealized losses on interest rate swaps.  Restricted stock grants totaling 132,000 shares were awarded, including 26,000 performance based shares, with vesting scheduled over a 2-3 year period.  Capital ratios declined slightly but remain strong, with period-end tangible equity/assets measuring 8.0% and total equity/assets measuring 13.7%.  Period-end tangible book value per share measured $14.89, while total book value per share measured $27.28.  The Bank remained well capitalized, with a 10.8% total risk based capital ratio and an 8.1% tier one leverage ratio.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Third quarter net income of $3.4 million was 78% higher in 2010 than the $1.9 million result in 2009.  Nine month net income of $10.2 million was 25% higher in 2010 than the $8.1 million result in 2009.  Nine month results in 2009 included non-recurring items related to the termination of a merger agreement, along with certain restructuring charges.  Results in that period also included a one-time $1.3 million special assessment by the FDIC which was charged to all banks to bolster the insurance fund.  Before these items, nine month 2009 net income was $8.6 million, and 2010 results were 19% higher than this adjusted amount.  Earnings growth in both the three and nine month periods included the benefit of positive operating leverage from strong revenue growth and the benefit of a lower loan loss provision related to improved asset quality.  Berkshire achieved these results while absorbing the start-up costs in 2010 of its new asset based lending and private banking groups, along with the costs of ongoing branch expansion.

Third quarter earnings per share were $0.25 in 2010, which was a 79% increase over $0.14 per share in the third quarter of 2009.  Nine month earnings per share were $0.73 in 2010, increasing 128% over $0.32 in 2009.  In 2009, earnings available to common shareholders were net of preferred stock dividends and accretion.  Additionally, in the second quarter of 2009, the Company repaid its U.S. Treasury preferred stock and recorded a one-time non-cash deemed dividend which had no impact on stockholders’ equity.  Also, in that quarter, the Company conducted a successful common stock offering which increased total common shares outstanding.   Including the impacts of these events, the Company recorded a loss of $0.08 per share in the second quarter of 2009.  The Company’s 2009 nine month earnings per share were $0.54 before the deemed dividend.  The Company’s nine month 2010 earnings per share of $0.73 represented a 35% increase compared to this adjusted 2009 result before the deemed dividend.  Berkshire maintained the quarterly cash dividend at $0.16 per quarter in both years, which represents a 3.4% dividend yield based on the $18.96 closing price of Berkshire’s common stock as of September 30, 2010.

Reflecting the improved earnings, the return on assets was 0.50% in the first nine months of 2010 and the return on average common equity was 3.49%.  These results were improved from 0.41% and 2.64% in the first nine months of 2009.  Berkshire has maintained a modest asset sensitive interest rate risk profile and has sacrificed higher current income in order to avoid the negative impact of anticipated future interest rate increases.  The Company’s long term objectives are to produce a return on assets exceeding 1% and a return on equity exceeding 10%.

Revenue.  Total net revenue increased by $2.2 million (9%) in the third quarter and by $4.3 million (6%) in the first nine months of 2010 compared to the same period in 2009.  Revenue growth was driven by net interest income, which increased by $2.5 million (15%) and $5.3 million (10%) for these same periods, respectively.  Non-recurring revenue in 2009 resulted from a merger termination fee and a gain on the termination of an interest rate swap.

Net Interest Income.  The growth in net interest income noted above was primarily due to a higher net interest margin, along with the benefit of loan and deposit growth.  The net interest margin improved to 3.30% in the most recent quarter, from 2.96% in the third quarter of 2009.  The net interest margin had decreased from a high of 3.48% in the third quarter of 2008 to a low of 2.91% in the second quarter of 2009, reflecting the impact of unanticipated near-record low interest rates while the Company was positioned for higher rates with a modestly asset sensitive interest rate risk profile.  The net interest margin has increased sequentially in each quarter since the second quarter of 2009.  These increases result from the Company’s efforts to adjust its pricing and asset/liability mix in the current environment to offset the impact of low interest rates, while still maintaining a modestly asset sensitive interest rate risk profile.  The Company is continually focused on maximizing the spread between loans and deposits, and it has also benefited from the restructuring of its borrowings at the end of 2009 and from the restructuring of certain cash flow hedges in the most recent quarter to lower borrowing costs.  The Company has minimized the compression of its yield on earning assets over the last several quarters, and most of the improvement in the net interest margin has been due to the cost of funds, which has improved sequentially in each of the last four quarters.  In addition to the margin improvement, Berkshire has also benefited from the contribution of loan growth to higher earning assets.  Average earning assets increased year-to-year by 3% in the third quarter and by 1% for the first nine months of 2010 compared to 2009.  Average earning assets increased at a 6% annualized rate in the most recent quarter compared to the second quarter of 2010.  Together with the margin improvement, this produced a 17% annualized increase in net interest income between these sequential quarters.

Non-Interest Income. Loan and deposit fee income increased by $2.1 million (29%) in the first nine months of 2010 compared to 2009.  This included a $0.5 million improvement in net residential mortgage loan sale income, a $0.5 million increase in residential mortgage servicing income, a $0.3 million increase in other loan related fee income, and a $0.6 million increase in overdraft fee income.  Third quarter overdraft fees increased by 6% despite the impact of the implementation during the quarter of the new Regulation E affecting industry overdraft service charge procedures.  The $1.0 million decrease in total nine month non-interest income was due to $1.2 million of nonrecurring revenues recorded in 2009, primarily related to a merger termination.  Excluding non-recurring items, nine month non-interest income increased by $0.2 million (1%) in 2010 compared to 2009.  The strong $2.1 million nine month growth in loan and deposit fee income offset decreases of $1.2 million (12%) in insurance fee income and $0.3 million (7%) in wealth management fee income in 2010 compared to 2009.  The insurance results reflected lower revenues related to the soft pricing and profitability conditions in the property casualty insurance business.  Insurance results also include the impact of lower premium volumes as a result of the recession and competitive auto insurance conditions, which was partially offset by growth in commercial insurance accounts in 2010.    Wealth management revenues declined due to competitive factors.  In October, the Company announced organization changes in this business line, and the Company is taking steps to increase wealth management fee revenues.  An unfavorable $0.3 million change in hedge revaluations caused the decrease in all other non-interest income.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The third quarter provision was down by $2.3 million from year-to-year, while the nine month provision was down by $2.5 million in 2010 compared to 2009.  These reductions were primarily due to higher provision expense in the third quarter of 2009 related to increases in problem assets at that time.  They also reflect the impact of the reduction of problem assets in 2010 as a result of the Company’s risk mitigation strategies.   The amount of the loan loss provision was approximately equal to the amount of net loan charge-offs in the most recent quarter, whereas it exceeded the amount of net loan charge-offs in the third quarter of 2009, resulting in a $1.4 million increase in the loan loss allowance during that period.

Non-Interest Expense and Income Tax Expense.  Non-interest expense increased by $1.2 million (6%) in the third quarter and by $2.9 million (5%) in the first nine months of 2010 compared to 2009.  Results in 2009 included certain first half non-recurring expenses related to a merger termination and restructuring charges, as well as a $1.3 million charge for a one-time FDIC special assessment fee.  Excluding these items, adjusted non-interest expense increased by $4.8 million (9%) in the first nine months of 2010 compared to 2009.  This increase was primarily due to compensation related expense, which also increased by $4.8 million over this period.  In addition to business growth, compensation related expense increases included a $1.8 million increase for the restoration of incentive compensation and a $1.1 million increase as a result of unusually high levels of compensation costs charged against fee income related to loan sales in the mortgage refinancing wave in 2009.  Excluding these two items, all other compensation related expense increased by $1.9 million, which was equivalent to a 6.8% increase over the nine month 2009 total compensation expense.  The Company had 606 full-time equivalent employees at the most recent quarter-end, compared to 622 at the end of 2009. Excluding compensation and FDIC related expense, all other recurring nine month non-interest expense decreased by $0.1 million in 2010 compared to 2009.  This reflects the ongoing expense management disciplines of the Company.  These results were obtained in 2010 while Berkshire has added the asset based lending and private banking business units and has recently opened new branches, all of which are initially operating at losses as new revenues are built.  Due to the previously noted growth in total core operating revenues, Berkshire has produced positive operating leverage which has contributed to net income growth and to an improvement in the efficiency ratio.  In 2010, the effective income tax rate was 24% for both the third quarter and first nine months of the year.  The effective tax rate in 2009 was unusually low due to an income tax benefit recorded in the third quarter reflecting the nine month impact of a reduction in anticipated taxable income for the year.  The 2010 effective tax rate is based on an expectation of a full year tax rate of 24% in 2010, reflecting the expectation of higher pre-tax profits and a resulting lower proportion of tax advantaged revenue sources which benefit the overall effective rate.

Results of Segment Operations. The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in the notes to the financial statements. The Bank’s results reflected the same general trends as the consolidated results previously reported, with higher revenues and earnings for the third quarter and year-to-date.  The insurance segment earns most of its profit in the first six months of the year, including seasonal contingency revenues.  Due to soft conditions in the property casualty insurance industry, insurance net income decreased in 2010.  The impact of lower revenues was partially offset by expense reductions as a result of a reorganization which has also positioned the insurance segment to better leverage potential future growth.  In the most recent quarter, revenue and expense reductions generally offset each other, and net income was slightly positive in the third quarter of 2010.  The parent’s results in 2010 primarily reflected equity in undistributed income of subsidiaries; no dividends were paid to the parent by the subsidiaries in the nine months of 2010.

Comprehensive Income. Accumulated other comprehensive income is a component of total stockholders’ equity on the balance sheet. Comprehensive income includes net income and changes in accumulated other comprehensive income, which consists principally of changes (after-tax) in the unrealized market gains and losses of investment securities available for sale and interest rate swaps designated as cash flow hedges.  The Company recorded a $6.2 million increase in the accumulated other comprehensive loss in the first nine months of 2010 due primarily to a decrease in the fair value of its interest rate swaps as a result of near-record low interest rates.  Total comprehensive income was therefore $3.9 million for the first nine months of 2010, including the $10.2 in net income.  In 2009, the change in accumulated other comprehensive loss in the first nine months of the year was a decrease of $8.2 million.  The decreased loss in 2009 primarily reflected improved conditions in the financial markets following the near-crisis conditions that prevailed near the end of 2008. The movement in the markets towards normalization resulted in improved market values both for the Company’s interest rate swaps and for its securities portfolio. Including net income and the change in accumulated other comprehensive loss, the Company recorded total comprehensive income of $16.3 million in the first nine months of 2009.

Liquidity and Cash Flows. The Company’s primary source of funds was deposit growth in the first nine months of 2010, and the primary use of funds was net loan growth,  These are also expected to be the primary sources and uses of funds  during the remainder of the year.  Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. The Company also uses interest rate swaps in managing its funds sources and uses.

Berkshire Hills Bancorp had a cash balance totaling $16 million at quarter-end, and this cash was expected to fund all routine uses of cash for dividends, debt service, and operating costs.  The primary long run routine sources of funds for the holding company are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  For 2010, there are no dividends expected to be paid by these subsidiaries.  As a result of the loss recorded in 2009, Berkshire Bank is not currently eligible to pay dividends to its parent under Massachusetts state banking statutes. The Company expects that, as a result of current and anticipated retained earnings, the Bank will again become eligible to pay dividends according to these statutes in 2011.  As noted above, the Company expects to meet all of its routine cash needs prior to that time from existing cash balances on hand, including anticipated shareowner cash dividends. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2009 Form 10-K in Item 7.

The Company has entered into a definitive agreement to purchase Rome Bancorp, Inc. for  consideration comprised 70% of stock and 30% of cash. The cash component is expected to total approximately $23 million. Additionally, direct costs of the merger are expected to total about $7.5 million.  The cash for these expenditures is expected to be provided primarily from the sale of liquid assets, together with borrowings by the Rome Savings Bank, which is expected to provide a cash dividend to its parent, Rome Bancorp, Inc. in conjunction with the closing of the merger transaction.

Capital Resources. Please see the “Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity. At September 30, 2010, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2009 Form 10-K.

As discussed in Part II, Item 1A of this report, there are financial system reforms which became federal law in July 2010 and which constitute the most significant regulatory and systemic reform since the 1930’s.  It cannot be determined at this time what the full impacts of the reforms will be.  Some of the reforms are intended to increase required capital levels in the banking system.  As noted above, the Company expects to issue stock in exchange for 70% of the shares of Rome Bancorp, Inc. according to the terms of the pending merger agreement.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2009 Form 10-K. Information relating to payments due under contractual obligations is presented in the 2009 Form 10-K. There were no material changes in the Company’s payments due under contractual obligations during the first nine months of 2010, except for derivatives transactions. The Company entered into $42 million in net additional interest rate swaps on commercial loans, with an equal net increase in back-to-back swaps with institutional third parties. The Company also entered into an additional $40 million of additional interest rate swaps on FHLBB borrowings.  These were forward starting swaps, and the Company pays a fixed rate and receives a floating rate.  Their goal is to extend protection from rising rates in future years after certain existing interest rate swaps expire.  The weighted average maturity of these forward starting swaps was 3.0 years at September 30, 2010.  During the third quarter, the Company terminated $40 million of interest rate swaps on FHLBB borrowings which were in place at the start of the year.  Based on current conditions, the Company determined that these swaps were not necessary to achieve the Company’s asset liability objectives.  The termination of these swaps lowers the Company’s current cost of funds.  Total swaps against these FHLBB borrowings decreased during the most recent nine months from $145 million to $105 million, and the weighted average maturity decreased from 4.7 years to 2.9 years.  See note 10 on Derivative Financial Instruments and Hedging Activities for additional information related to interest rate swaps.  In October 2010, Berkshire entered into a definitive merger agreement with Rome Bancorp, Inc.  The impact of the Rome acquisition is discussed further in the Company’s SEC filings related to this transaction.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements.  There were no material changes in most instances in the difference between fair value and book value of financial instruments at September 30, 2010 compared to the prior year-end.  The fair value of net loans improved to a discount of $59 million from a discount of $96 million on these dates, respectively.  This reflected lower market interest rates and an improvement in the credit profile of the portfolio.  The fair value of deposits exceeded book value by $16 million compared to $21 million on these dates, respectively.  This reflected lower rates and balances in the time deposit portfolio.  Both of these changes indicate an improvement in the economic value of the Company’s equity. The fair value of FHLBB advances exceed book value by $5 million compared to $1 million on these dates, reducing the economic value of equity as a result of the impact of lower market rates compared to fixed-rate advances outstanding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk or in the Company’s market risk position during the first nine months of 2010.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2009.

As discussed in Item 2, Berkshire has a targeted position to maintain a moderately asset sensitive interest rate profile.  Federal interventions to avoid a financial crisis unexpectedly drove short-term interest rates to near zero where they have remained since the fourth quarter of 2008.  Berkshire maintains a discipline to avoid undue risks to the market value of equity which would result from taking on excessive fixed rate assets in the current environment.  As of September 30, 2010, the Company’s model indicated that at current rates and volumes, net interest income would decrease by approximately 5% in the second year of a two year period, compared to current levels, and assuming no growth or change in mix.  This reflects the long term impact of asset repricings in the current near-record low interest rate environment.  The Company would expect to take steps to avoid this type of income contraction in this scenario, as it has done during 2010 to offset the impact of current low rates.  If rates were to gradually rise 200 basis points over twelve months in this no growth scenario, then net interest income would increase by about 2% in the second year of a two year period, compared to current levels.  This shows the modest asset sensitivity that the Company has targeted in positioning its balance sheet.  This asset sensitivity has decreased in 2010 as the Company has taken steps to improve the current net interest margin, and in light of current expectations that market rate increases will develop more gradually than the Company expected at the start of the year.  The Company believes that rates will rise modestly over the next two years, and that net interest income will increase in the future both due to higher rates, and to increases in volume and to favorable changes in mix.    Additionally, the Company is evaluating the retention of more fixed rate assets, as shown by the purchase of fixed rate mortgages and trust preferred securities in the first nine months of the year.  These actions have helped to offset the impact of commercial loan originations, which have been mostly variable rate in 2010.  The Company may achieve a better balance of adjustable and fixed rate originations in the coming months, while still maintaining an overall asset sensitive position.  Any such shift would be targeted towards supporting the net interest margin in the remainder of 2010 and 2011.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Following the public announcement of the execution of the merger agreement between Rome Bancorp and Berkshire Hills Bancorp, on October 18, 2010, Stephen Bushansky filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of the Bronx, and, on October 27, 2010, James and Liliana DiCastro filed a stockholder class action lawsuit in the Chancery Court of the State of Delaware, each against Rome Bancorp, Inc., Berkshire Hills Bancorp, Inc., and the directors of Rome Bancorp, Inc. Each lawsuit purports to be brought on behalf of all of Rome Bancorp's public stockholders and alleges that the directors of Rome Bancorp breached their fiduciary duties to Rome Bancorp's stockholders by failing to take steps necessary to obtain a fair and adequate price for Rome Bancorp's common stock and that Berkshire Hills Bancorp knowingly aided and abetted Rome Bancorp directors’ breach of fiduciary duty.

The lawsuits seek to enjoin the proposed merger from proceeding and seek unspecified compensatory and/or rescissory damages on behalf of Rome Bancorp's stockholders. Each lawsuit is in a preliminary stage. Berkshire Hills Bancorp believes that the lawsuits are meritless and intends to vigorously defend itself against the allegations.

Except for the lawsuits described above, the Company is not involved in any legal proceedings other than routine legal proceedings occurring in the normal course of business.  Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

The following risk factors represent a material update and addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”).  In addition to the other information set forth in this report, the matters discussed below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K.   These risk factors could materially affect our business, financial condition or future results.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

In October 2010, Berkshire entered into a definitive merger agreement with Rome Bancorp, Inc. which includes the issuance of additional shares of the Company’s common stock. Risk factors related to this transaction will be described in the Company’s planned SEC filing on Form S-4.

Changes in Laws and Regulation Could Result in Reduced Earnings.  Laws, regulations, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. The disruption in financial markets may produce regulatory changes in the U.S. and elsewhere, the effects of which are difficult to predict. For example, the U.S. Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which may, among other things, affect our leverage limits and risk-based capital and liquidity requirements, require us to pay higher assessments, and restrict or increase the regulation of certain of our business activities. We cannot determine the ultimate effect that legislation, or subsequent implementing regulations, if enacted, would have upon our earnings and financial position.

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

International Financial System Risk May Increase. During 2010, concerns increased about the potential for defaults among sovereign debt issuers in the European debt markets.  The Company has no significant direct exposure to these markets, but these risks have caused increased volatility in the world’s financial markets and there are increased risks of financial turmoil or systemic dysfunction that could affect the world’s financial markets.  Such events could affect U.S. financial markets and potentially could cause future federal interventions in the U.S. or abroad, and could affect the debt ratings of other public and private debt issuers in addition to those in Europe.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended September 30, 2010.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2010.

				Total number of shares	Maximum number of
				purchased as part of	shares that may yet
		Total number of	Average price	publicly announced	be purchased under
Period		shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2010	(1)	1,726	$19.43	-	97,993
Aug 1-31, 2010		-	-	-	97,993
Sept 1-30, 2010		-	-	-	97,993
Total		1,726	$19.73	-	97,993

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of merger dated as of October 12, 2010 by and between Berkshire Hills Bancorp, Inc. and Rome Bancorp, Inc.(1)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(2)
3.2	Bylaws of Berkshire Hills Bancorp, Inc.(3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly(4)
10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley(4)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael J. Oleksak(4)
10.4	Non-Solicitation and Non-Competition Agreement between Berkshire Hills Bancorp, Inc. and Thomas W. Barney(5)
10.5	Non-Solicitation and Non-Competition Agreement between Berkshire Hills Bancorp, Inc. and David B. Farrell(6)
10.6	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly(7)
10.7	Amended and Restated Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan(8)
10.8	Form of Berkshire Bank Employee Severance Compensation Plan(11)
10.9	Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan(9)
10.10	Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan(10)
10.11	Woronoco Bancorp, Inc. 2001 Stock Option Plan(11)
10.12	Woronoco Bancorp, Inc. 2004 Equity Compensation Plan(12)
10.13	Factory Point Bancorp, Inc. 1999 Non-Employee Directors Stock Option Plan, as amended and restated(12)
10.14	Factory Point Bancorp, Inc. 1999 Stock Incentive Plan(13)
10.15	Factory Point Bancorp, Inc. 2004 Stock Incentive Plan, as amended and restated(12)
10.16	Berkshire Hills Bancorp, Inc. Management Incentive Compensation Plan(14)
10.17	Three year change in control agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta(14)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Exhibits to the Form 8-K filed on October 12, 2010.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.
(4)	Incorporated by reference from the Exhibits to the Form 8-K filed on January 6, 2009.
(5)	Incorporated by reference from the Exhibits to the Form 8-K filed on October 25, 2010.
(6)	Incorporated by reference from the Exhibits to the Form 8-K filed on April 22, 2010.
(7)	Incorporated by reference from the Exhibits to Form 10-K filed on March 16, 2009.
(8)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 3, 2008.
(9)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.
(10)	Incorporated herein by reference from the Proxy Statement as filed on March 20, 2000 by Woronoco Bancorp, Inc.
(11)	Incorporated herein by reference from the Proxy Statement as filed on March 12, 2001 by Woronoco Bancorp, Inc.
(12)	Incorporated herein by reference from the Proxy Statement as filed on March 22, 2004 by Woronoco Bancorp, Inc.
(13)	Incorporated herein by reference from the exhibits to the registration statement on Form S-8 as filed on October 10, 2007, registration No. 333-146604.
(14)	Incorporated by reference from the Exhibits to the Form 10-K filed on March 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2010	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: November 9, 2010	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial
Officer