Form 10-K
period 2010-12-31
BERKSHIRE HILLS BANCORP INC
filed 2011-03-16
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:                                                       December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $257 million, based upon the closing price of $19.48 as quoted on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 10, 2011 was 14,115,328.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Berkshire Hills Bancorp, Inc. (“Berkshire Hills Bancorp” or the “Parent”), Berkshire Bank (the "Bank") and Berkshire Insurance Group, Inc. ("Berkshire Insurance Group" or "BIG"), collectively (the "Company"). This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized.  By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

GENERAL

The Company is headquartered in Pittsfield, Massachusetts.  Berkshire Hills Bancorp, Inc. is a Delaware corporation and the holding company for the Bank and BIG. Established in 1846, the Bank is one of Massachusetts' oldest and largest independent banks and is the largest banking institution based in Western Massachusetts.  At year-end 2010, the Bank had $2.9 billion in assets. BIG is one of the largest independent insurance agencies in Western Massachusetts. BIG's 2010 revenues totaled $11.1 million.

The Company's common shares are traded on the NASDAQ Global Select Market under the symbol “BHLB”.  At year-end 2010, the Company's closing stock price was $22.11 and 14.1 million common shares were outstanding.

The Company is the largest locally headquartered regional bank and financial services company serving its markets.  The Company seeks to distinguish itself based on the following attributes:

—	Strong growth from organic, de novo, product and acquisition strategies

—	Solid capital, core funding and risk management culture

—	Experienced executive team focused on earnings and stockholder value

—	Distinctive brand and culture as America’s Most Exciting BankSM

—	Diversified integrated financial service revenues

—	Positioned to be regional consolidator in attractive markets

The Company profiles its growing regional franchise as follows:

The Bank operates under the brand America’s Most Exciting BankSM and portrays its brand and culture as follows:

The Bank operates 42 full-service banking offices serving communities throughout Western Massachusetts, Northeastern New York and in Southern Vermont. The Bank operates in four regions:

•
The Berkshire County Region, with twelve offices in Berkshire County.  Berkshire County is the Company’s traditional market, where it has a leading market share in many of its product lines.   Berkshire County is renowned for its combination of nature, culture, and harmony which makes it a leisure and tourism destination and an attractive location for an emerging creative economy.  Berkshire County is within commuting range of both Albany, New York and Springfield, Massachusetts and is also part of a mountain recreational area shared with Southern Vermont.  Berkshire is an attractive second home and vacation area for New York City and Boston. The Pittsfield metropolitan statistical area (“MSA”) 2009 GDP was $5 billion.  In 2010, this region had average gross loans of $867 million and average deposits of $880 million.  In 2009, this region had average gross loans of $957 million and average deposits of $868 million.  The decrease in average loans in 2010 reflected planned runoff of indirect auto loans, along with elevated prepayments of residential mortgage loans, together with writedowns and workouts of commercial loans in accordance with the Company’s risk management initiatives.

•
The Springfield Region, in the Pioneer Valley area with eleven offices along the Connecticut River valley in Springfield, Massachusetts, and north and west of Springfield. The Company entered this region through the acquisition of Woronoco Bancorp in June 2005 and also manages other New England commercial business through this region.  The Company opened its new regional headquarters in Springfield, along with a new branch in the fourth quarter of 2009.  This region is the metropolitan hub of Western Massachusetts and part of the Hartford/Springfield economic region; centrally located between Boston and New York City at the crossroads of Interstate 91 which traverses the length of New England and Interstate 90 which traverses the width of Massachusetts.   This region also has easy access to Bradley International Airport, which is a major airport serving central New England.  The Springfield MSA 2009 GDP was $23 billion.    In 2010, this region had average gross loans of $592 million (including loans in other New England markets) and average deposits of $517 million.  In 2009, this region had average gross loans of $545 million and average deposits of $517 million.

•
The Albany New York Region, with twelve offices serving Albany and the surrounding area in Northeastern New York. This region represents a de novo expansion by the Company begun in 2005.  In 2009, the Company recruited a prominent New York Chairman and an experienced commercial banking team to serve this market. Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment.  In the latter part of 2010, the Company opened two new branches in this region in the towns of Albany and Latham.  Additionally, the Bank plans to open another two new branches in this region in 2012.  The Albany/Schenectady MSA 2009 GDP was $40 billion.  In 2010, this region had average gross loans of $293 million and average deposits of $297 million.  In 2009, the Company's Albany region had average gross loans of $251 million and average deposits of $234 million.  Growth of loans and deposits in 2010 reflected ongoing growth of recently opened branches and business development by the commercial banking team.

•
The Vermont Region, with seven branches serving Southern Vermont. The Company entered this region through the acquisition of Factory Point Bancorp in September 2007.  The Southern Vermont region is contiguous to Berkshire County and shares similar characteristics, with a more pronounced focus on recreation activities in Vermont’s Green Mountains.   Additionally, this region shares commerce with both the Berkshire and Albany markets, and provides the Company with access to selected accounts in Northern Vermont.  In 2010, the Vermont region had average loans of $229 million and average deposits of $313 million.  In 2009, this region had average loans of $229 million and average deposits of $303 million.

These four regions are viewed as having favorable demographics and provide an attractive regional niche for the Bank to distinguish itself from larger super-regional banks and smaller community banks while serving its three state market area.   The Company’s markets have experienced less exposure to speculative development, real estate inflation, and subprime lending activities compared to many other regions of the country.  The Company believes it has attractive long term growth prospects because of the Bank's positioning as the largest locally headquartered regional bank which can serve the retail and commercial markets with a strong product set and responsive local management.  The Company also has a goal to deepen its wallet share as a result of its focused cross sales program across its various business lines including insurance and wealth management.

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

The Company offers a wide range of deposit, lending, insurance, wealth management, and insurance products to retail, commercial, not-for-profit, and municipal customers in its market areas.  The Company’s product offerings also include retail and commercial electronic banking, commercial cash management, and commercial interest rate swaps.  The Company’s traditional commercial banking products are offered within its regions and to commercial relationships in Massachusetts, Connecticut, and Rhode Island.  The Company stresses a culture of teamwork and performance excellence to produce customer satisfaction to support its strategic growth and profitability.  The Company utilizes Six Sigma tools to improve operational effectiveness and efficiency.

The Company has recruited executives with experience in regional bank management and has augmented its management team as it has expanded into a three state diversified regional financial services provider.  The Company has invested in its infrastructure in order to position itself for further growth as a regional consolidator with an objective of filling in and expanding its footprint in its New England and New York markets.  Its acquisitions of banks, insurance agencies, and wealth management companies have resulted in initial dilution to book value and tangible book value per share but position the Company to achieve the scale and momentum to support future beneficial growth.  In 2008 and 2009, the Company conducted successful common stock offerings to obtain capital for growth opportunities and to strengthen its capital base to support its markets.

The Company has sought opportunities to participate in regional consolidation in its markets and made several offers to acquire other institutions during the year, resulting in merger agreements with two institutions – Rome Bancorp in New York and Legacy Bancorp in Berkshire’s hometown of Pittsfield.  The Company plans to complete the Rome acquisition early in the second quarter of 2011 and the Legacy acquisition in the following quarter. These acquisitions are anticipated to enhance the Company’s positioning as a major regional provider.

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

COMPETITION

The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks such as Bank of America, TD Bank, Citizens Bank, Sovereign Bank, and Key Bank which have substantially greater resources and lending limits. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of Internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the fair pricing of loan and deposit products and wealth management and insurance services. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Company does not rely on any individual, group, or entity for a material portion of its deposits.   Recent economic and financial events have significantly impacted the competitive environment.  The Federal Reserve System reduced short-term interest rates to close to zero and numerous financial companies converted to bank charters and began accepting deposits insured by the Federal Deposit Insurance Corporation (“FDIC”).  A number of nonbank sources of competition have withdrawn from the market, and national competitors have reduced their commitment to some activities in the region.

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

	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(In millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Residential mortgages	$645.0	30%	$609.0	31%	$677.2	34%	$657.0	33%	$599.2	36%

Commercial mortgages	925.6	43	851.8	43	805.5	40	704.8	36	566.4	33
Commercial business	286.1	13	186.0	10	178.9	9	203.6	11	190.5	11
Total commercial loans	1,211.7	56	1,037.8	53	984.4	49	908.4	47	756.9	44
Consumer	285.5	14	314.8	16	345.5	17	378.6	20	342.9	20
Total loans	$2,142.2	100%	$1,961.6	100%	$2,007.1	100%	$1,944.0	100%	$1,699.0	100%

Allowance for loan losses	(31.9)		(31.8)		(22.9)		(22.1)		(19.4)
Net loans	$2,110.3		$1,929.8		$1,984.2		$1,921.9		$1,679.6

Residential mortgages. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years that are fully amortizing with monthly loan payments.   Residential mortgages are generally underwritten according to the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Association (“Freddie Mac”) guidelines for loans they designate as “A” or “A-” (these are referred to as “conforming loans”).   Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank also originates loans above conforming loan amount limits, referred to as “jumbo loans,” which are generally conforming to secondary market guidelines for these loans.  The Bank does not offer subprime mortgage lending programs.

The Bank may sell its newly originated fixed rate mortgages.  It also monitors its interest rate risk position and sometimes may decide to sell existing mortgage loans in the secondary mortgage market.  During 2008, the Bank became approved as a direct seller to Fannie Mae, retaining the servicing rights.  The Bank may also sell loans to other secondary market investors, either on a servicing retained or servicing released basis.  The Bank sometimes originates loans for sale to the Federal Housing Administration (“FHA”), U.S. Department of Veteran Affairs (“VA”), and state housing agency programs.  As of year-end 2010, residential mortgage loans serviced for others totaled $320 million.

The Bank offers adjustable rate (“ARM”) mortgages which do not contain interest-only or negative amortization features.  After an initial term of six months to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities.  ARM loan interest rates may rise as interest rates rise, thereby increasing the potential for default. At December 31, 2010, the Bank’s ARM portfolio totaled $287 million.

The Bank originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide fifteen-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines. Residential construction loans totaled $25 million at year-end 2010.

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

The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times. Loans at origination may be made up to 80% of appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history.

Commercial mortgages generally involve larger principal amounts and a greater degree of risk than residential mortgages. They also often provide higher lending spreads. Because repayment is often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through strict adherence to its underwriting standards and portfolio management processes.

The Bank offers interest rate swaps to certain larger commercial mortgage borrowers.  These swaps allow the Bank to originate a mortgage based on short-term LIBOR rates and allow the borrower to swap into a longer term fixed rate.  The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk.  The Bank also records fee income on these interest rate swaps.

The Bank originates construction loans to builders and commercial borrowers in and around its markets.  These loans totaled $127 million, or 6% of the total loan portfolio at year-end 2010.  Construction loans finance the acquisition and/or improvement of commercial and residential properties.   The maximum loan to value limits for construction loans follow FDIC supervisory limits, up to a maximum of 80%.  The Bank commits to provide the permanent mortgage financing on most of our construction loans on income-producing property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements.  Construction loans include land acquisition loans up to a maximum 65% loan to value on raw land.

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

Commercial Business Loans. The Bank offers secured commercial term loans with repayment terms which are normally limited to the expected useful life of the asset being financed, generally not exceeding seven years. The Bank also offers revolving loans, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Commercial business loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Loan to value ratios depend on the collateral type and generally do not exceed 95% of the liquidation value of the collateral. Some commercial loans may also be secured by liens on real estate. The Bank generally does not make unsecured commercial loans.

In the first quarter of 2010, the Bank recruited an experienced asset based lending team with a long track record of serving middle-market companies in New England.  This Asset Based Lending Group will continue to serve its traditional New England market, as well as the Bank’s market in northeastern New York.  This new group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs ranging from $2 to $25 million.  Asset based lending involves monitoring loan collateral so that outstanding balances are always properly secured by business assets.  This new business line expands the Bank’s business services, diversifies its loan portfolio, and provides important credit services across a wider geography.  The Asset Based Lending Group is located in Woburn, Massachusetts in the Greater Boston area where this lending team has been based for many years.  The recruitment of this team included the operations personnel and the acquisition of lending systems which are critical to this form of lending.  The Company's Chief Risk Officer, who was also recruited in 2010, brings extensive experience in the oversight of asset based lending functions, and has instituted underwriting and review policies appropriate for the integration of this form of lending into the Bank’s overall lending risk management processes.

Commercial loans are of higher risk and are made primarily on the basis of the borrower’s ability to make repayment from the cash flows of its business. Further, any collateral securing such loans may depreciate over time, may be difficult to monitor and appraise and may fluctuate in value. The Bank gives additional consideration to the borrower’s credit history and the guarantor’s capacity to help mitigate these risks.

Consumer Loans.  The Bank’s consumer loans consist principally of prime indirect automobile loans and home equity loans.  In 2008, the Company substantially ended the origination of new indirect automobile loans due to its assessment of credit and pricing conditions in that market.  Collections are more sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged prior to repossession. Additionally, collections are subject to the limitations of federal and state laws. Automobile loans outstanding totaled $38 million at year-end 2010 as compared to $77 million at year-end 2009 due to this planned run-off.

The Bank’s home equity lines of credit are typically secured by first or second mortgages on borrowers’ residences. Home equity lines have an initial revolving period up to fifteen years, followed by an amortizing term up to twenty years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed-rate second mortgages with terms up to fifteen years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined.  The maximum combined loan-to-value is 80%.  Home equity line credit risks are similar to those of adjustable-rate first mortgages, although these loans may be more sensitive to losses when interest rates are rising due to increased sensitivity to rate changes.  Additionally, there may be possible compression of collateral coverage on second lien home equity lines. The Bank also includes all other consumer loans in this portfolio total, including personal secured and unsecured loans and overdraft protection facilities. Home equity and other loans outstanding at year-end 2010 totaled $226 million.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2010. The contractual maturities do not reflect premiums, discounts, deferred costs or prepayments.

Contractual Maturity	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Construction mortgage loans:
Residential	$11,237	$13,767	$-	$25,004
Commercial	52,386	74,438	-	126,824
Commercial business loans	158,873	86,676	40,538	286,087
Total	$222,496	$174,881	$40,538	$437,915

For the $215 million of loans above which mature in more than one year, $53 million of these loans are fixed-rate and $162 million are variable rate.

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

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Risk Management Committee and Management. The Risk Management Committee has established loan limits and individual and combined lending approval authorities. Management’s Executive Loan Committee is responsible for commercial and residential loan approvals in accordance with these standards and procedures.  Management’s underwriting is based on a review of certain factors including risk ratings, recourse, loan-to-value ratios and material policy exceptions.

The Bank’s lending activities are conducted by its salaried and commissioned loan personnel.  From time to time, the Bank will purchase whole loans or participations in loans. These loans are underwritten according to the Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. The Bank from time to time will sell or securitize residential mortgages in the secondary market based on prevailing market interest rate conditions and an analysis of the composition and risk of the loan portfolio, the Bank’s interest rate risk profile and liquidity needs. The Bank sells a limited number of commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to sixty days from approval; some commercial commitments are made for longer terms. Total lending commitments, including lines and letters of credit, were $528 million at year-end 2010.

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management Committee.  Loans outstanding to the ten largest relationships were 84% of risk based capital at year-end 2010.  Total year-end commercial construction loans outstanding were 53% of the Bank’s risk based capital at year-end, and total commercial mortgage outstandings (including certain owner-occupied loans) were estimated at 323% of risk based capital. The FDIC has established monitoring guidelines of 100% and 300% for these ratios, respectively. Above these guidelines, additional monitoring and risk management controls are required. The commercial construction and development loans primarily involve residential and condominium construction projects.  Additionally, the Bank finances construction of multifamily, lodging, leisure, and retail properties. For the majority of these loans, the Bank provides permanent or semi-permanent financing after the construction period.

Problem Assets. The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure.   For commercial loans, this may result in a period of forbearance or restructuring of the loan.  For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable an owner-occupant to remain in their home.   However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports to the Board of Directors quarterly delinquent loans and non-performing assets.  Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Delinquent automobile loans are maintained on accrual until they reach 120 days delinquent, and then they are generally charged-off.  Interest income that would have been recorded for 2010 if non-accruing loans had been current according to their original terms, amounted to $1.0 million. Included in this amount is $210 thousand related to troubled debt restructurings (“TDR”).  The amount of interest income on those loans that was included in net income in 2010 was $0.6 million.  Included in this amount is $58 thousand related to TDRs.  Interest income on accruing TDR loans totaled $0.3 million for 2010.  The total carrying value of accruing and non-accruing TDR loans was $8 million at year-end.

Real estate acquired by the Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed.   At year-end 2010, total foreclosed real estate was $3.4 million.  Management believes this carrying value is a reasonable approximation of exit price.

The following table sets forth additional information on year-end problem assets and accruing TDRs.

(In thousands)	2010	2009	2008	2007	2006

Non-accruing loans:
Residential mortgages	$2,173	$3,304	$1,646	$726	$15
Commercial mortgages	9,488	31,917	7,738	5,177	308
Commercial business	1,305	3,115	1,921	4,164	7,203
Consumer	746	364	866	441	66
Total non-performing loans	13,712	38,700	12,171	10,508	7,592
Real estate owned	3,386	30	498	866	-
Total non-performing assets	$17,098	$38,730	$12,669	$11,374	$7,592

Troubled debt restructurings (accruing)	$5,283	$17,818	$7,456	$4,613	$5,268
Accruing loans 90+ days past due	$1,054	$91	$923	$823	$281

Total non-performing loans/total loans	0.64%	1.97%	0.61%	0.54%	0.45%
Total non-performing assets/total assets	0.59%	1.43%	0.48%	0.45%	0.35%

Asset Classification and Delinquencies.  The Bank performs an internal analysis of its commercial loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. There are four classifications for loans with higher than normal risk: Loss, Doubtful, Substandard and Special Mention. An asset classified as Loss is normally fully charged-off. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated Special Mention.

At year-end 2010, there were no loan balances classified as Loss. The balance of commercial loans classified as Doubtful was $395 thousand.  Commercial loans classified as Substandard totaled $84 million, including $73 million of accruing balances and $11 million of non-accruing balances.   Please see the additional discussion of non-accruing and potential problem loans in Item 7 and additional information about loans by risk rating in the Loans note to the consolidated financial statements.  Total loans rated Special Mention totaled $42 million at year-end 2010.

Allowance for Loan Losses. The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements. The allowance includes a specific component for impaired loans (a “specific loan loss reserve”), a general component for portfolios of all outstanding loans (a “general loan loss reserve”), and an unallocated reserve component for estimated model imprecision.

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

Management also records an unallocated reserve for inherent, yet undefined credit losses in its various portfolios. At year-end 2010, the Bank’s unallocated reserve totaled $1.2 million or 4% of the total reserve as compared to $1 million or 3% of the total reserve at year-end 2009.

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

The following table presents an analysis of the allowance for loan losses for the years indicated.

(In thousands)	2010	2009	2008	2007	2006

Balance at beginning of year	$31,816	$22,908	$22,116	$19,370	$13,001
Charged-off loans:
Residential mortgages	409	2,016	143	110	27
Commercial mortgages	6,403	27,596	1,384	-	-
Commercial business	2,685	5,945	884	4,850	461
Consumer	1,188	3,586	2,031	1,416	1,288
Total charged-off loans	10,685	39,143	4,442	6,376	1,776

Recoveries on charged-off loans:
Residential mortgages	213	-	-	-	-
Commercial mortgages	794	22	100	-	-
Commercial business	1,094	64	290	13	43
Consumer	140	235	264	356	667
Total recoveries	2,241	321	654	369	710

Net loans charged-off	8,444	38,822	3,788	6,007	1,066
Allowance attributed to loans acquired by merger	-	-	-	4,453	-
Provision for loan losses	8,526	47,730	4,580	4,300	7,860
Transfer of commitment reserve	-	-	-	-	(425)
Balance at end of year	$31,898	$31,816	$22,908	$22,116	$19,370

Ratios:

Net charge-offs/average loans	0.42%	1.96%	0.19%	0.34%	0.07%
Recoveries/charged-off loans	20.91	0.82	14.72	5.79	39.98
Allowance for loan losses/total loans	1.49	1.62	1.14	1.14	1.14
Allowance for loan losses/non-accruing loans	232.63	82.21	188.22	210.47	255.14

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

	2010		2009		2008		2007		2006

		Percent of		Percent of		Percent of		Percent of		Percent of
		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each
(In thousands)	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category

Residential mortgages	$3,200	0.15%	$3,169	0.52%	$2,006	0.30%	$2,028	0.31%	$1,845	0.31%
Commercial mortgages	19,923	0.93	19,659	2.31	13,539	1.68	12,040	1.71	9,939	1.75
Commercial business	6,498	0.30	6,099	3.28	4,184	2.34	5,787	2.84	5,199	2.74
Consumer	2,277	0.11	2,889	0.92	3,179	0.92	2,261	0.60	2,387	0.70

Total	$31,898	1.49%	$31,816	1.62%	$22,908	1.14%	$22,116	1.14%	$19,370	1.14%

INVESTMENT SECURITIES ACTIVITIES

The securities portfolio provides cash flow and liquidity to protect the safety of customer deposits.  The portfolio is also used to manage interest rate risk and to earn a reasonable return on investment.  Investment decisions are made in accordance with the Company's investment policy and include consideration of risk, return, duration, and portfolio concentrations.  Day-to-day oversight of the portfolio rests with the Chief Financial Officer and the Treasurer.  The Asset/Liability Committee meets monthly and reviews investment strategies.  The Risk Management Committee reviews all securities transactions and provides general oversight of the investment function.

The Company has historically maintained a high-quality portfolio of limited duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations.  Nearly all of the mortgage-backed securities are issued by Fannie Mae or Freddie Mac, and they generally have an average duration of two to four years.  They principally consist of collateralized mortgage obligations and hybrid ARM pass-through securities.  Other than securities issued by Fannie Mae and Freddie Mac, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2010.  The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers.  Nearly all of the Company's available for sale municipal securities are investment grade rated.  Over 95% of these securities have ratings of A or better and over 90% of the portfolio also carries credit enhancement protection.  Other corporate bonds include financial institution trust preferred bonds totaling $20 million, other financial institution bonds totaling $9 million, and other high grade corporate bonds totaling $9 million.   During 2010, the Company became more active in the purchase of local financial institution equity securities. The Company will invest in certain equity securities when management feels that it is a prudent, safe investment and expects an acceptable return.  The Company may also invest in equity securities of local financial institutions for a variety of reasons, including if it concludes the financial institution is undervalued or if the Company might consider partnering with the financial institution in the future.  The Company owns $21 million of equity in the Federal Home Loan Bank of Boston (“FHLBB”).  This investment is based on the operating relationship with the FHLBB and historically has paid dividends based on current money market rates.  It is carried on the cost basis since the FHLBB must repurchase it at cost if the Company terminates the operating relationship. Due to the stresses in the U.S. financial system, the FHLBB did not pay dividends in 2009 or 2010, but a nominal dividend was restored in 2011.  During 2008, the Company entered into an interest rate swap against a $15 million tax advantaged economic development bond issued to a local non-profit organization, and as a result this security is carried as a trading account security. The Bank did not record any material losses or write-downs of investment securities during the year as none of the Company’s investment securities were other-than-temporarily impaired at year-end.

The following table presents the year-end amortized cost and fair value of the Company's securities, by type of security, for the years indicated.

	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
Municipal bonds and obligations	$79,292	$79,906	$73,277	$74,784	$76,843	$75,414
Mortgage-backed securities	170,294	172,883	192,597	197,276	174,896	176,824
Other bonds and obligations	40,931	38,548	51,707	49,722	24,341	21,043
Marketable equity securities	15,756	18,905	2,679	2,563	1,177	1,099

Total securities available for sale	$306,273	$310,242	$320,260	$324,345	$277,257	$274,380

Securities held to maturity
Municipal bonds and obligations	$7,069	$7,069	$14,737	$14,737	$9,892	$9,892
Mortgage-backed securities	83	86	139	142	806	803
Tax advantaged economic development bonds	48,861	50,016	42,572	43,515	15,002	15,862
Other bonds and obligations	423	423	173	173	172	172

Total securities held to maturity	$56,436	$57,594	$57,621	$58,567	$25,872	$26,729

Trading account security	$14,560	$16,155	$15,000	$15,880	$15,000	$18,144

Restricted equity securities	$23,120	$23,120	$23,120	$23,120	$23,120	$23,120

The following table summarizes year-end 2010 amortized cost, weighted average yields and contractual maturities of debt securities. Yields are stated on a book basis (not fully taxable equivalent).

			More than One		More than Five Years
	One Year or Less		Year to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(In millions)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Municipal bonds and obligations and tax advantaged economic development bonds	$5.9	2.73%	$2.1	5.29%	$52.7	5.45%	$74.5	6.11%	$135.2	5.70%
Mortgage-backed securities	3.2	3.39	8.5	2.36	51.2	2.39	107.5	3.33	170.4	3.00
Other bonds and obligations	13.3	3.23	3.1	5.17	2.0	5.01	23.0	5.26	41.4	4.59
Total	$22.4	3.12%	$13.7	3.43%	$105.9	3.97%	$205.0	4.56%	$347.0	4.24%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

Deposits are the major source of funds for the Bank's lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers.   The Bank serves personal, commercial, non-profit, and municipal deposit customers.  Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and time certificates of deposit. The Bank emphasizes its transaction deposits – checking and NOW accounts for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers.  The Bank is promoting remote deposit capture devices so that commercial accounts can make deposits from their place of business.  Money market accounts have increased in popularity due to their interest rate structure. Savings accounts include traditional passbook and statement accounts. The Bank’s time accounts provide maturities from three months to ten years. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers.  Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship.

The Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the Massachusetts Depositors Insurance Fund, a mutual insurance fund sponsored by Massachusetts-chartered savings banks. This provides a competitive advantage compared to banks which do not offer this insurance.  In the fourth quarter of 2008, the FDIC increased its insurance limits from $100 thousand per person to $250 thousand per person. Additionally, the FDIC optionally offered unlimited insurance on most categories of transaction deposit accounts, and the Bank opted to participate in this program.  The $250 thousand limit was made permanent by the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Dodd-Frank Act also extended the unlimited coverage on non-interest bearing demand accounts through December 31, 2012.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated.

	2010			2009			2008
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(In millions)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$279.2	14%	-%	$256.4	13%	-%	$225.2	12%	-%
NOW	199.3	10	0.35	188.2	10	0.43	200.1	11	0.75
Money market	597.3	29	0.94	499.6	26	1.28	464.9	25	2.15
Savings	224.3	11	0.27	212.3	11	0.33	216.4	12	0.74
Time	749.2	36	2.59	777.1	40	3.18	725.4	40	3.94
Total	$2,049.3	100%	1.29%	$1,933.6	100%	1.69%	$1,832.0	100%	2.28%

At year-end 2010, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate
(In thousands)
Three months or less	$48,757	1.81%
Over 3 months through 6 months	38,832	1.54
Over 6 months through 12 months	93,362	2.42
Over 12 months	191,403	2.98
Total	$372,354	2.54%

The Company also uses borrowings from the FHLBB as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs.  The FHLBB functions as a central reserve bank providing credit for member institutions. As an FHLBB member, the Company is required to own capital stock of the FHLBB.  FHLBB borrowings are secured by a blanket lien on most of the Bank’s mortgage loans and mortgage-related securities, as well as certain other assets. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities.

The Company has a $15 million trust preferred debenture outstanding and maintains a $3 million line of credit, which was unused at year-end 2010.  Subject to certain limitations, the Company can also choose to issue common and preferred stock.  The Company issued common stock to the public and preferred stock to the U.S. Treasury in 2008, and funds were used for general corporate purposes.  The Company issued common stock to the public in 2009 and these funds were used in the repayment of the U.S. Treasury preferred stock.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers for their own accounts, normally in conjunction with commercial loans offered by the Bank to these customers. At year-end 2010, the Company held derivatives with a total notional amount of $475 million.  The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the Risk Management Committee.  Interest rate swap counterparties are limited to a select number of national financial institutions and commercial borrower customers.  Collateral may be required based on financial condition tests.  The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions, and providing information for bookkeeping and accounting purposes.

WEALTH MANAGEMENT SERVICES

The Company's Wealth Management Group provides consultative investment management and trust relationships to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. At year-end 2010, assets under management totaled $667 million.  Specialized wealth management services offered include investment management, trust administration, estate planning, and private banking.  The Wealth Management Group provides a full line of investment products, financial planning, and brokerage services utilizing Commonwealth Financial Network as the broker/dealer.

INSURANCE

As an independent insurance agent, the Berkshire Insurance Group represents a carefully selected group of financially sound, reputable insurance companies offering attractive coverage at competitive prices.  BIG offers a full line of personal and commercial property and casualty insurance.  It also offers employee benefits insurance and a full line of personal life, health, and financial services insurance products.  BIG sells all lines of insurance in Western Massachusetts, Southern Vermont, Upstate New York and Northwestern Connecticut.  BIG operates a focused cross-sell program of insurance and banking products through all offices and branches of the Bank with some of BIG’s offices co-located within the Bank’s branches.

PERSONNEL

At year-end 2010, the Company had 599 full-time equivalent employees, compared to 622 at the end of 2009 and 610 at the end of 2008.  The 2010 staffing totals included new staff for the new Asset Based Lending Group, the Private Banking Group, and two new branches opened in 2010.  These additional employees were more than offset by reductions related to the re-engineering of BIG and other organizational changes in the Company.  Year-end personnel included 79 full-time equivalent employees in BIG and 520 in the Bank. The Company's employees are not represented by a collective bargaining unit.

SUBSIDIARY ACTIVITIES

The Parent wholly owns two active consolidated subsidiaries: the Bank and BIG.  The Bank is a Massachusetts chartered savings bank with five wholly-owned subsidiaries. Three of the Bank’s subsidiaries are qualified as “securities corporations” for Massachusetts income tax purposes: North Street Securities Corporation, Woodland Securities, Inc., and Gold Leaf Securities Corporation. The Bank also owns Berkshire Bank Municipal Bank which is chartered in the state of New York.   Additionally, the Bank owns the inactive subsidiary, Berkshire Financial Planning, Inc.  Except for Berkshire Bank Municipal Bank, all subsidiaries of the Bank are incorporated in Massachusetts.  Berkshire Bank Municipal Bank had $28 million in assets at year-end 2010 and was classified as well capitalized in accordance with federal capital classifications.  BIG is incorporated in Massachusetts.

The Parent also owns all of the common stock of a Delaware statutory business trust, Berkshire Hills Capital Trust I.  The capital trust was organized under Delaware law to facilitate the issuance of trust preferred securities and is not consolidated into the Company’s financial results.  Its only activity has been the issuance of the $15 million trust preferred security related to the junior subordinated debentures reported in the Company’s consolidated financial statements.

SEGMENT REPORTING

The Company has two reportable operating segments, Banking and Insurance.  Banking includes the activities of the Bank and its subsidiaries, which provide commercial and retail banking services.  Insurance includes the activities of BIG, which provides commercial and consumer insurance services.  The only other consolidated financial activity of the Company is that of the Parent.  For more information about the Company’s reportable operating segments, see the related note in the consolidated financial statements.

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

General

Berkshire Hills Bancorp is a Delaware corporation and savings and loan holding company registered with the Office of Thrift Supervision (“OTS”). The Bank's deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Commissioner and the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. As a savings and loan holding company, Berkshire Hills Bancorp is required by federal law to file reports with, and otherwise comply with the rules and regulations of, the OTS. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the Massachusetts legislature, the FDIC, the OTS or Congress, could have a material adverse impact on the Parent, the Bank and their operations.

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes in the regulation of insured depository institution.  Under the Dodd-Frank Act, the OTS will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Berkshire Hills Bancorp, will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.

Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.  In addition, the Dodd-Frank Act directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies such as Berkshire Hills Bancorp, requires originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulates regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

Certain regulatory requirements applicable to the Company, including certain changes made by the Dodd-Frank Act, are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Company and is qualified in its entirety by reference to the actual laws and regulations.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered savings bank, the Bank is subject to supervision, regulation and examination by the Commissioner and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Commissioner is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Commissioner is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

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

The loans listed above require approval of the majority of the members of the Bank’s Board of Directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

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

Regulatory Enforcement Authority. Any Massachusetts-chartered bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Commissioner may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

Federal Regulations

Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total average assets (as defined) of 3%.

For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other items. The Bank must also comply with the FDIC risk-based capital guidelines. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

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

As a savings and loan holding company regulated by the OTS, the Parent is not currently subject to any separate regulatory capital requirements. The Bank’s regulatory capital is included in the Stockholders’ Equity note of the Company’s financial statements in Item 8 of this report. At year-end 2010, the Bank met each of its capital requirements.

Interstate Banking and Branching.  Federal law permits a bank, such as the Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state if the host state allows its state chartered banks to establish branches within its borders. The Bank operates branches in New York and Vermont.  At its interstate branches, the Bank may conduct any activity that is authorized under Massachusetts law that is permissible either for a savings bank chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks and the Vermont Commissioner of Banking and Insurance may exercise certain regulatory authority over the Bank’s New York and Vermont branches.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At year-end 2010, the Bank met the conditions to be classified as a “well capitalized” institution.

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

Further, federal law restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the insider over the employees. Federal law places additional limitations on loans to executive officers.

Enforcement.The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances.

Insurance of Deposit Accounts. Our deposit accounts are insured by the Deposit Insurance Fund of the FDIC up to applicable legal limits, and, as discussed above under “Massachusetts Banking Laws and Supervision—Depositors Insurance Fund”, by the Massachusetts Depositors Insurance Fund for amounts in excess of federal deposit insurance coverage.

The FDIC insures deposits up to the standard maximum deposit insurance amount (“SMDIA”) of $250 thousand. The deposit insurance limit was increased in response to the Dodd-Frank Act of 2010, which, among other provisions, made permanent the increase in the SMDIA from $100 thousand to $250 thousand. Additionally, in November 2010, the FDIC issued a final rule to provide separate temporary coverage for noninterest-bearing transaction accounts. The final rule indicates that all funds held in noninterest-bearing transaction accounts are fully insured, without limit, and that this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution, such as the Bank.  This provision for non-interest bearing transaction accounts became effective December 31, 2010 and terminates on December 31, 2012.

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of four risk categories based on the institution’s financial condition and supervisory ratings. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned, based on a final rule which becomes effective April 1, 2011.  Under the final rule, banks in Risk Category 1 have a base assessment rate of 5-9 basis points and those in Risk Category 2 have a rate of 14 basis points, subject to adjustment.  Maximum base assessment rates are 45 basis points in the highest risk categories.  Assessment rates are scheduled to decline as the FDIC Reserve Ratio improves.  The FDIC has stated that nearly all of the 7,600-plus institutions with assets less than $10 billion will pay smaller assessments as a result of this final rule.

In the fourth quarter of 2009, the FDIC voted to require insured institutions to prepay thirteen quarters of estimated insurance assessments. The estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 was paid by the Bank on December 30, 2009.

In addition, FDIC insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 1.04 basis points of assessable deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize a predecessor to deposit insurance fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.  The FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks that provide a central credit facility primarily for member institutions. The Bank, as a member, is required to acquire and hold shares of capital stock in the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock at year-end 2010 of $21 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements, and general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years 2008, 2007, and 2006, cash dividends from the FHLBB to the Bank amounted to approximately $0.8 million, $1.4 million, and $1.6 million, respectively.  Due to losses initially reported in the fourth quarter of 2008, the FHLBB suspended its dividend to members in the first quarter of 2009.  The dividend remained suspended at year-end 2010 and was recently restored in a nominal amount in the first quarter of 2011.

Holding Company Regulation

General. Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. As such, the Parent is registered with the OTS and must adhere to the OTS’s regulations and reporting requirements. In addition, the OTS may examine, supervise and take enforcement action against the Parent and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. By regulation, the OTS may restrict or prohibit the Bank from paying dividends.

The Dodd-Frank Act provides for the elimination of the OTS and transfers its authority over and responsibilities for savings and loan holding companies to the Federal Reserve Board.  That transfer is effective July 21, 2011, subject to a possible six month extension.

As a unitary savings and loan holding company, Berkshire Hills Bancorp is generally unrestricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 provided that unitary savings and loan holding companies may only engage in activities permitted to a financial holding company under that legislation and those permitted for a multiple savings and loan holding company. Unitary savings and loan companies existing prior to May 4, 1999 were grandfathered as to the unrestricted activities. The Company would become subject to activities restrictions upon the acquisition of another savings institution that is held as a separate subsidiary.

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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test (the “QLT Test”), a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential and commercial mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. At year-end 2010, the Bank maintained 65% of its portfolio assets in qualified thrift investments and met the QTL Test for the year.

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments from Tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies.  Instruments issued before May 19, 2010 by companies of less than $15 billion in assets (as of December 31, 2009) are grandfathered.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress.

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

Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with regulations under Massachusetts law. Approval of the Massachusetts regulatory authorities would be required for the Company to acquire 25% or more of the voting stock of another depository institution. Similarly, prior regulatory approval would be necessary for any person or company to acquire 25% or more of the voting stock of the Company. The term “bank holding company,” for the purpose of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan association and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before any of the following: any company becoming a bank holding company; any bank holding company acquiring direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merging with another bank holding company. Although Berkshire Hills Bancorp is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

Legislation. The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Berkshire Bank Municipal Bank

Berkshire Bank Municipal Bank is a state chartered limited purpose commercial bank in New York, to accept deposits of municipalities and other governmental entities in the State of New York. Berkshire Bank Municipal Bank is subject to extensive regulation, examination and supervision by the New York State Superintendent of Banks, as its primary regulator and the FDIC, as the deposit insurer. It is also subject to regulation as to certain matters by the Federal Reserve.  As of year-end 2010, Berkshire Bank Municipal Bank met all of its capital requirements and met the capital conditions to be classified as a “well capitalized” institution.

Other Regulations

Consumer Protection Laws. The Bank is subject to federal and state consumer protection statues and regulations including, but not limited to, the:

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

The Bank also is subject to federal laws protecting the confidentiality of consumer financial records, and limiting the ability of the institution to share non-public personal information with third parties.

The Community Reinvestment Act (“CRA”) establishes a requirement for federal banking agencies that, in connection with examinations of financial institutions within their jurisdiction, the agencies evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility.  Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance."  A less than “satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination by the FDIC, the Bank’s CRA rating was “satisfactory.”

Anti-Money Laundering Laws. The Bank is subject to extensive anti-money laundering provisions and requirements, which require the institution to have in place a comprehensive customer identification program and an anti-money laundering program and procedures. These laws and regulations also prohibit financial institutions from engaging in business with foreign shell banks; require financial institutions to have due diligence procedures and, in some cases, enhanced due diligence procedures for foreign correspondent and private banking accounts; and improve information sharing between financial institutions and the U.S. government. The Bank has established policies and procedures intended to comply with these provisions.

TAXATION

The Company reports its income on a calendar year basis using the accrual method of accounting.  This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries.  Further discussion of income taxation is contained in the income taxes note to the consolidated financial statements.

Federal

The federal income tax laws apply to the Company in the same manner as do other corporations with some exceptions.  We may exclude from income 100% of dividends received from the Bank and from BIG as members of the same affiliated group of corporations.   For federal income tax purposes, we may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years, subject to certain limitations.

State

The Company reports income on a calendar year basis to the Commonwealth of Massachusetts.  The Massachusetts income tax rate for financial institutions was 10% in 2010 and is scheduled to decline to 9.5% in 2011, and 9% in 2012 and thereafter. The Company’s taxable income under Massachusetts tax law includes gross income as defined under the Internal Revenue Code, plus interest from non-Massachusetts municipal obligations, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code. Carry forwards and carry backs of net operating losses are not allowed under Massachusetts tax law.  Also no deduction is allowed for bonus depreciation or state income taxes paid.

Massachusetts tax law generally permits special tax treatment for qualifying limited purpose “securities corporation.” The Bank’s three securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

The Company also pays certain franchise taxes annually in the states of Vermont and New York.  These taxes were immaterial to the Company’s results.

ITEM 1A. RISK FACTORS

Overall Business Risks

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally and Locally

From December 2007 through June 2009, the U.S. economy was in recession.  Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. U.S. fiscal and monetary policy have been stimulative, but the policy outlook remains uncertain amidst concerns about public debt levels and financial market conditions.  International developments in the Mideast and elsewhere are affecting oil and commodities prices which may have a negative economic impact.  Local governments and many businesses are in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets. A deterioration of business and economic conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Lending

Continued and Prolonged Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Our Business and Financial Results.

Softening residential housing markets, increasing delinquency and default rates and constrained secondary credit markets have been affecting the mortgage industry generally. Commercial and residential real estate markets have been impacted by the broader economic conditions previously discussed.    Real estate lending is a major business activity for the Company.  Real estate market conditions affect the value and marketability of this real estate collateral, and they also affect the cash flows, liquidity, and net worth of many borrowers whose operations and finances depend on real estate market conditions.  Adverse conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

Our Emphasis on Commercial Lending May Expose Us to Increased Lending Risks, Which Could Hurt Our Profits.

We plan to continue to emphasize the origination of commercial loans, which generally exposes us to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more sensitive to economic downturns.  Such sensitivity includes potentially higher default rates and possible reduction of collateral values. Commercial lending involves larger loan sizes and larger relationship exposures, which can have a greater impact on profits in the event of adverse loan performance.  The majority of the Company’s commercial mortgages are secured by real estate and are subject to the previously discussed real estate risk factors.   Residential construction loans depend significantly on the residential real estate and lending markets for the repayment of these loans.   Commercial lending sometimes involves other development financing, which is dependent on the future success of new operations.  The Company’s commercial lending activities extend beyond the area of its traditional branch footprint, which is the area that the Company has the most knowledge of. The Company’s commercial lending includes asset based lending, which depends on the Company’s processes for monitoring and being able to liquidate collateral on which these loans rely.  Commercial loans may increase as a percentage of total loans, and commercial lending may continue to expose the company to increased risks.

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

Operating

Our Expansion, Growth, and Acquisitions Could Negatively Impact Earnings If Not Successful.

We plan to achieve significant growth organically, by geographic expansion, through business line expansion, and through acquisitions. We have recently expanded into new geographic markets and anticipate that we will expand into additional new geographic markets as we expand as a regional bank.  The success of this expansion depends on our ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Also, our success depends on the acceptance by customers of us and our services in these new markets and, in the case of expansion through acquisitions, our success depends on many factors, including the long-term recruitment and retention of key personnel and acquired customer relationships. The profitability of our expansion strategy also depends on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings.

We continue to identify and evaluate opportunities to expand through acquisition of banks, insurance agencies, and wealth management firms.  Some of these opportunities could result in further geographic expansion.  Merger and acquisition activities are subject to a number of risks, including lending, operating, and integration risks.  Growth through acquisition requires careful due diligence, evaluation of risks, and projections of future operations and financial conditions.  Actual results may differ from our expectations and could have a material adverse effect on our financial condition and results of operations.  Growth through acquisition also often involves the negotiation and execution of extensive merger agreements.  Such agreements may give rise to litigation, or constrain us in certain ways, or expose us to other risks beyond our normal operating risks.

The Company’s recruitment of new executive and commercial lending management has in several cases brought in new management from larger institutions.  These individuals have often served larger customers than the Company has historically serviced, and they have had the benefit of larger capital and administrative resources than are present in the Company’s current structure. The success of this recruitment may depend on the successful integration of these individuals into the Company and may expose the Company to lending and operating losses related to large new customers in newer markets.  The Company’s commercial banking strategy has particularly focused on taking market share from larger national institutions and in many cases these new accounts are larger than the Company’s historic accounts.  Additionally, the Company’s ability to service these accounts may in some cases involve arranging loan participations and syndications.  These activities can expose the Company to additional lending, administrative, and liquidity risks.  The Company also actively recruits in other business lines, including private banking and wealth management.  This activity can give the Company additional access to large customers in its markets in order to expand our business.  Such recruitment can affect the retention of new and old business, and can also be affected by competitive reactions and other relationship risks in retaining accounts.

Competition From Financial Institutions and Other Financial Service Providers May Adversely Affect Our Growth and Profitability.

Competition in the banking and financial services industry is intense.   We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Larger banking institutions have substantially greater resources and lending limits and may offer certain services that we do not.  Local competitors with excess capital may accept lower returns on new business.  There is increased competition by out-of-market competitors through the internet.  Federal regulations and financial support programs may in some cases favor competitors or place us at an economic disadvantage.  Our profitability depends on our continued ability to successfully compete and grow profitably in our market areas.

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

Financial and Operating Counterparties Expose Us to Risks.

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

We May Not Be Able to Attract and Retain Skilled People.

Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of financial institutions. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire these people or to retain them.

Our Controls and Procedures May Fail or Be Circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

Liquidity

Our Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Our Operations and Future Growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  These sources include Federal Home Loan Bank advances, proceeds from the sale of loans, and liquidity resources at the holding company. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.  Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Our Ability to Service Our Debt, Pay Dividends and Otherwise Pay Our Obligations as They Come Due Is Substantially Dependent on Capital Distributions from the Bank, and These Distributions Are Subject to Regulatory Limits and Other Restrictions.

A substantial source of our holding company income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank would adversely affect our business, financial condition, results of operations and prospects.  At year-end 2010, under existing dividend regulations, the Bank was not eligible to provide dividends to the Parent due to the loss incurred in 2009.  We anticipate that as a result of future profits, the Bank will regain its eligibility to pay dividends to the Parent, but there is no assurance as to the specific timing and magnitude of this event.

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

Securities Market Values

Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.

Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. We have concluded that, as of year-end 2010, any unrealized losses are temporary in nature, and we have the intent and ability to hold these investments for a time necessary to recover our cost or stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce our earnings.  Some of the Company’s securities are locally originated economic development bonds.  These securities could become impaired due to economic and real estate market conditions which also affect loan risk.  We have an investment in the stock of the Federal Home Loan Bank of Boston, which recently reinstituted a modest dividend after a period when the dividend was suspended.  If the capitalization of a Federal Home Loan Bank, including the FHLBB, became substantially diminished it could result in a write-down which would reduce our earnings.

Regulatory

Legislative and Regulatory Initiatives.

The potential exists for additional federal or state laws and regulations regarding lending, funding practices, capital, and liquidity standards, and bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. In addition, new laws, regulations, and other regulatory changes may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. The FDIC sets the cost of our FDIC insurance premiums, which can affect our profitability.

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

The Dodd-Frank Act made extensive changes in the regulation of insured depository institution.   In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulates regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

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

Goodwill and Other Intangible Assets

Our Acquisitions Have Resulted in Significant Goodwill, Which if it Becomes Impaired Would be Required to be Written Down, Resulting in a Negative Impact on Earnings.

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

Our common stock trades on the NASDAQ Global Select Market.  The level of interest and trading in our stock depends on many factors beyond our control. The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following actual or anticipated fluctuations in our operating results; changes in interest rates; changes in the legal or regulatory environment in which we operate; press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry; changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors; future sales of our common stock; changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and other developments affecting our competitors or us. These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent our stockholders from selling their common stock at a desirable price.

In the past, stockholders have brought securities class action litigation against a company following periods of volatility in the market price of their securities. We could be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

Pending Mergers

Failure to Complete the Pending Mergers with Rome and Legacy Could Negatively Impact Our Stock Price and Future Business and Financial Results.

If either of the mergers is not completed, our ongoing business may be adversely affected.  In addition, if either merger is not completed, we may experience negative reactions from the financial markets and from customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform certain obligations under the merger agreement. If either merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.  Litigation may prevent the merger from being completed or from being completed within the expected timeframe.   Please see Item 3 regarding legal proceedings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located in owned and leased facilities located in Pittsfield, Massachusetts. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont, the Capital Region, and Northeastern New York. The Company operates 42 full service banking offices.  The Company’s new Asset Based Lending Group operates from leased facilities in Woburn, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS

At year-end 2010, the Company was not involved in pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. However, the Company is not a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

Following the public announcement of the execution of the Agreement and Plan of Merger, dated October 12, 2010 (the "Merger Agreement"), by and among the Company and Rome Bancorp, Inc. (“Rome Bancorp”), on October 18, 2010, Stephen Bushansky filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of the Bronx.  On October 27, 2010, James and Liliana DiCastro filed a stockholder class action lawsuit in the Chancery Court of the State of Delaware, and on November 15, 2010, Samuel S. Rapasodi filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of Oneida.  Each suit was brought against Rome Bancorp, the Directors of Rome Bancorp, and the Company.  The lawsuit filed in Delaware was subsequently withdrawn voluntarily.  The active lawsuits in New York state (collectively, the "Rome shareholder litigation") purport to be brought on behalf of all of Rome Bancorp's public stockholders and allege that the directors of Rome Bancorp breached their fiduciary duties to Rome Bancorp's stockholders by failing to take steps necessary to obtain a fair and adequate price for Rome Bancorp's common stock and that the Company knowingly aided and abetted Rome Bancorp directors' breach of fiduciary duty.

On February 23, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation and to allow stockholders to vote on the proposals required in connection with the merger at the scheduled meeting, Rome Bancorp entered into a memorandum of understanding with plaintiffs’ counsel and other named defendants regarding the settlement of the Rome shareholder litigation.  Under the terms of the memorandum negotiated by Rome Bancorp, Rome Bancorp, the other named defendants and the plaintiffs have agreed to settle the two lawsuits subject to court approval. If the court approves the settlement contemplated in the memorandum, the Rome shareholder litigation will be dismissed with prejudice. Pursuant to the terms of the memorandum, Rome Bancorp has agreed to make available additional information to its stockholders.  In return, the plaintiffs have agreed to the dismissal of the Rome shareholder litigation and to withdraw all motions filed in connection with such lawsuits, including any motions seeking to enjoin the proposed merger from proceeding.

In connection with the settlement, plaintiffs intend to seek an award of attorneys’ fees and expenses subject to court approval.  Rome Bancorp and its insurance carrier have agreed to pay the legal fees and expenses of plaintiffs’ counsel, in an amount not to exceed $395 thousand. This payment is not being made by the Company and will not affect the amount of merger consideration to be paid in the merger. If the settlement is finally approved by the court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law).

Rome Bancorp, the Company and the other defendants have vigorously denied, and continue to vigorously deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were or could have been alleged in the Rome shareholder litigation, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with their fiduciary and other legal burdens and are entering into the contemplated settlement solely to eliminate the burden and expense of further litigation, to put the claims that were or could have been asserted to rest, and to avoid any possible delay in the consummation of the merger.  As a result of the settlement, management of the Company believes the Rome shareholder litigation will not have any material adverse effect on the financial condition or operations of the Company.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company trade on the NASDAQ Global Select Market under the symbol “BHLB”. The following table sets forth the quarterly high and low closing sales price information and dividends declared per share of common stock in 2010 and 2009.

	High	Low	Dividends Declared
2010
First quarter	$20.99	$16.20	$0.16
Second quarter	22.84	16.81	0.16
Third quarter	20.94	17.08	0.16
Fourth quarter	22.49	17.90	0.16
2009
First quarter	$31.39	$18.46	$0.16
Second quarter	26.99	19.87	0.16
Third quarter	24.88	19.92	0.16
Fourth quarter	22.85	18.05	0.16

Holders

The Company had approximately 2,139 holders of record of common stock at March 10, 2011.

Dividends

The Company intends to pay regular cash dividends to common stockholders; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory environment.  Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition.  Further information about dividend restrictions is provided in the Stockholders’ Equity note in the consolidated financial statements.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

No unregistered securities were sold by the Company within the last three years.

In 2008, the Company issued 1.725 million common shares in a public stock offering of registered securities.  Net proceeds from this offering totaled $39 million.  The bulk of these proceeds were deposited into the Bank and were used to pay off short-term borrowings and to purchase investment securities.  The same year, the Company issued 40 thousand shares of preferred stock and raised proceeds of $40 million in connection with its participation in the U.S. Department of the Treasury Capital Purchase Program.  Of these proceeds, $30 million was contributed to the Bank as additional capital and the remaining balance was deposited into Berkshire Hills Bancorp.   The Bank used the funds to purchase investment securities and to purchase short-term investments pending anticipated reinvestment in the expansion of credit through lending activities.  The preferred stock offering included the grant of a warrant to purchase 226 thousand shares of common stock; there was no additional cash consideration received for this grant.  In May 2009, the Company issued 1.61 million common shares in a public stock offering and raised an additional $32 million which was used to repay the U.S. Treasury preferred stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no purchases of equity securities during the fourth quarter of 2010 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.  On December 14, 2007, the Company authorized the purchase of up to 300 thousand shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors.  The Company has no intentions to terminate this plan or to cease any potential future purchases.  As of year-end 2010, there were 98 thousand maximum shares that may yet be purchased under this publicly announced plan.

The following table sets forth information regarding the activity during the fourth quarter of 2010:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased (1)	paid per share	plans or programs	the plans or programs
October 1-31, 2010	1,301	$19.01	-	97,993
November 1-30, 2010	-	-	-	97,993
December 1-31, 2010	-	-	-	97,993
Total	1,301	$19.01	-	97,993

(1) Shares represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

Performance Graph

The performance graph compares the Company’s cumulative stockholder return on its common stock over the last five years to the cumulative return of the NASDAQ Composite Index, and the SNL All Bank and Thrift Index. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative stockholder return over a five-year period is based on an initial investment of $100 on December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(In thousands, except per share data)	2010	2009	2008	2007	2006

Selected Financial Data:
Total assets	$2,880,716	$2,700,424	$2,666,729	$2,513,432	$2,149,642
Securities	405,953	420,966	341,516	258,497	234,174
Loans	2,142,162	1,961,658	2,007,152	1,944,016	1,698,987
Allowance for loan loss	(31,898)	(31,816)	(22,908)	(22,116)	(19,370)
Goodwill and intangibles	173,079	176,100	178,830	182,452	121,341
Deposits	2,204,441	1,986,762	1,829,580	1,822,563	1,521,938
Borrowings and subordinated debentures	260,301	306,668	374,621	349,938	360,469
Total stockholders’ equity	387,960	384,581	408,425	326,837	258,161

Selected Operating Data:
Total interest and dividend income	$112,277	$115,476	$133,211	$131,944	$118,051
Total interest expense	35,330	45,880	57,471	68,019	57,811
Net interest income	76,947	69,596	75,740	63,925	60,240
Service charges and fee income	29,859	28,181	30,334	26,654	13,539
All other non-interest income (loss)	1,300	808	1,261	(2,011)	(1,491)
Total net revenue	108,106	98,585	107,335	88,568	72,288
Provision for loan losses	8,526	47,730	4,580	4,300	7,860
Total non-interest expense	81,729	78,571	71,699	65,494	48,868
Income tax expense (benefit) - continuing operations	4,113	(11,649)	8,812	5,239	4,668
Net income from discontinued operations	-	-	-	-	371
Net income (loss)	$13,738	$(16,067)	$22,244	$13,535	$11,263
Less: Cumulative preferred stock dividend and accretion	-	1,030	-	-	-
Less: Deemed dividend from preferred stock repayment	-	2,954	-	-	-
Net income (loss) available to common stockholders	$13,738	$(20,051)	$22,244	$13,535	$11,263

Dividends per common share	$0.64	$0.64	$0.63	$0.58	$0.56
Basic earnings (loss) per common share	$0.99	$(1.52)	$2.08	$1.47	$1.32
Diluted earnings (loss) per common share	$0.99	$(1.52)	$2.06	$1.44	$1.29

Weighted average common shares outstanding - basic	13,862	13,189	10,700	9,223	8,538
Weighted average common hares outstanding - diluted	13,896	13,189	10,791	9,370	8,730

	At or For the Years Ended December 31,
	2010	2009		2008	2007	2006

Selected Operating Ratios and Other Data:
Performance Ratios:
Return on average assets	0.50%	(0.60	) %	0.87%	0.60%	0.53%
Return on average equity	3.54	(3.90)		6.47	4.69	4.40
Interest rate spread	3.00	2.61		3.06	2.79	2.81
Net interest margin	3.27	3.00		3.44	3.26	3.24
Non-interest income/total net revenue	28.82	29.41		29.44	27.82	16.67
Non-interest expense/average assets	2.97	2.93		2.81	2.90	2.31
Dividend payout ratio	64.65	N/M		30.58	40.28	42.92

Growth Ratios:
Total loans	9.20%	(2.27	) %	3.24%	14.43%	19.36%
Total deposits	10.96	8.59		0.39	19.75	10.99
Total net revenues	9.66	(8.15)		21.19	22.52	8.64

Capital Ratios:
Tier 1 capital to average assets - Bank	8.02%	7.86%		9.34%	7.97%	7.69%
Total capital to risk-weighted assets - Bank	10.58	10.71		12.28	10.40	10.27
Stockholders’ equity/total assets	13.47	14.24		15.32	13.00	12.01
Tangible common stockholders' equity to tangible assets (1)	7.94	8.26		7.75	6.22	6.75

Asset Quality Ratios:
Non-performing loans/total loans	0.64%	1.97%		0.61%	0.54%	0.45%
Non-performing assets/total assets	0.59	1.43		0.48	0.45	0.35
Net loans charged-off/average total loans	0.42	1.96		0.19	0.34	0.07
Allowance for loan losses/total loans	1.49	1.62		1.14	1.14	1.14
Allowance for loan losses/non-performing loans	233	82		188	210	255

Share Data:
Book value per share	$27.56	$27.64		$30.33	$31.15	$29.63
Market price at year end	$22.11	$20.68		$30.86	$26.00	$33.46

Note: All performance ratios are based on average balance sheet amounts where applicable.
N/M = Not Meaningful
(1)
Tangible common stockholders' equity to tangible assets exclude goodwill and other intangibles.  This is a non-GAAP financial measure that the Company believes provides investors with information that is useful in understanding our financial performance and condition.

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

Determination of Other-Than-Temporary Impairment of Securities.  The Company evaluates debt and equity securities within the Company’s available for sale and held to maturity portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.  In evaluating its marketable equity securities portfolios for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings.  Should actual factors and conditions differ materially from those expected by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

Fair Value of Financial Instruments.   The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Trading assets, securities available for sale, and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, or to establish a loss allowance or write-down based on the fair value of impaired assets.  Further, the notes to financial statements include information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings.  Additionally, for financial instruments not recorded at fair value, the notes to financial statements disclose the estimate of their fair value.  Due to the judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.

SUMMARY

Berkshire achieved record total net revenue of $108 million in 2010, surpassing the previous record of $107 million set in 2008.  Total net revenue grew by 10% in 2010, aided by strong balance sheet growth, including a 9% increase in total loans and an 11% increase in total deposits during the year.  This growth reflected strong business development in Berkshire’s regions, along with the benefit of new product lines in asset based lending and private banking.  Revenue growth also benefited from an increase in the net interest margin to 3.27% in 2010, resulting from a strong focus on pricing and product disciplines to offset margin pressures as a result of ongoing low interest rates.

The Company produced net income of $13.7 million ($0.99 per share) in 2010.  In 2009, the impacts of the recession affected all of the Company’s major categories of income and expense, and the Company recorded a net loss of $16.1 million ($1.52 per share), including a $48 million provision for loan losses.

Berkshire’s financial achievements in 2010 resulted from disciplined business development in the Company’s regions, together with careful control of operating expenses and the costs of business expansion.  Total pre-tax, pre-provision income increased by $6.4 million (32%) in 2010 compared to 2009, demonstrating the positive operating leverage from revenue growth and expense control.   The Company achieved this result while also absorbing the start-up costs of its successful expansion initiatives, including asset based lending, private banking, two de novo branches, and merger related costs connected to the merger agreements with Rome Bancorp and Legacy Bancorp.

The year’s results also reflected a number of aggressive actions that management undertook to build and strengthen the Company.  Below is a summary of accomplishments of these strategic initiatives:

•           Successful recruitment and integration of two new product line teams:

o
The Asset Based Lending Group was formed to add an important commercial lending program that serves additional industries, diversifies lending risk, and expands the lending geography to include all of New England, with a Boston area headquarters.

o
The Private Banking Group was formed in the Springfield Region, increasing our services to this region centrally located in New England and creating a vehicle for expanding private banking in the Company’s other regions.

•           Opened two de novo branches in the strategically important New York Albany Region.

•           Reorganized the integrated financial services business lines:

o
Consolidated insurance offices and created an insurance service center to reduce costs, improve service, and create a scalable platform for future expansion.  Also integrated management with the Retail and Commercial Banking divisions.

•           Recruited a new Risk Management Executive who successfully completed targeted reductions in problem assets during the year.

•	Enrolled the entire Company in America’s Most Exciting Bank University, having every team member attend and complete first semester offerings in the third quarter of the year.

While achieving its growth objectives, the Company also maintained a strong financial condition, completing the year with a 7.9% ratio of tangible equity/assets and a 13.5% ratio of total equity to assets.  Additionally, the Company’s liquidity strengthened further as a result of the strong deposit growth, with the ratio of loans/deposits decreasing to 97% by year-end.

The Company aggressively sought opportunities to participate in regional consolidation in its markets, and made several offers to acquire other institutions during the year culminating in merger agreements with two institutions – Rome Bancorp in New York and Legacy Bancorp in Berkshire’s hometown of Pittsfield.  When completed and integrated, these acquisitions are expected to enhance its positioning as a major regional provider, including:

•           Increasing assets by approximately 40% to $4 billion

•           Increasing branch offices by approximately 50% to more than 60 offices

•           Increasing core revenue by more than 40% to approximately $150 million

•           Improving core earnings per share by approximately 20% or $0.20 per share

•           Improving most of the combined core performance and condition financial metrics

•           Producing a double-digit return on investment

Berkshire plans to complete the Rome acquisition around the beginning of the second quarter of 2011 and the Legacy acquisition in the following quarter.  At a meeting on March 9, 2011, the shareholders of Rome Bancorp approved the merger agreement with the Company.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2010 AND 2009

Balance Sheet Summary.  Total assets increased by $180 million (7%) to $2.9 billion in 2010 due to a $174 million (17%) increase in total commercial loans.  The increase in commercial loans reflected ongoing business development in the Company’s regions, together with $98 million in net new outstandings contributed by the Company’s new Asset Based Lending Group.  This growth was funded by deposit growth, which totaled $218 million (11%) including $106 million of net growth in the New York region and nearly $50 million contributed by the new Springfield Private Banking Group.  The strong deposit growth improved the Company’s liquidity, with loans/deposits measuring 97% at year-end 2010.   All major asset quality measures improved in 2010, with non-performing assets decreasing to a favorable 0.59% of total assets at year-end.  Reflecting the strong growth, capital measures decreased modestly but remained strong, with tangible equity/assets of 7.9% and total equity/assets of 13.5% at year-end.  At year-end, the Company had pending agreements to acquire Rome Bancorp and Legacy Bancorp.  These acquisitions are expected to be completed by around mid-year 2011 and are expected to increase total assets to approximately $4 billion (40%).  Most of the merger consideration is planned to be newly issued stock, which is expected to increase total equity to more than $500 million and to be neutral or accretive to regulatory capital metrics.  These mergers are expected to improve most of the Company’s performance and condition measures as a result of improved efficiencies.

Investment Securities.  Total investment securities decreased by $15 million (4%) in 2010, with most of the proceeds held in short-term investments at year-end.  In the ongoing low rate environment, prepayments of mortgage-backed securities remained elevated.  The portfolio of available for sale mortgage-backed securities decreased by $24 million.  In order to maintain most of the yield on the portfolio, the Company increased its portfolio of higher yielding trust preferred securities by $13 million and also purchased dividend paying equity securities, resulting in a $16 million increase in total marketable equity securities.  The trust preferred securities are mostly investment grade securities issued by national banks.  The equity securities are mostly issued by Northeast community banks.  The marketable equity securities portfolio had a $3.1 million net unrealized gain at year-end 2010, including unrealized gains totaling $1.7 million on investments in Rome Bancorp and Legacy Bancorp common stock which are expected to be realized in income in 2011 when the pending merger agreements are completed.

Berkshire’s goal is to maintain a high quality portfolio consisting primarily of liquid investment securities with managed durations to limit the potential for market value declines in rising rate markets.  At year-end 2010, Berkshire’s $406 million securities portfolio was primarily comprised of $310 million of available for sale securities, consisting of 56% government and government-sponsored agency mortgage-backed securities, 26% municipal obligations, and 18% other bonds and equities.  The remaining securities consisted mainly of $65 million of locally issued development bonds (classified as held to maturity except for one security classified as a trading obligation as a result of a related interest rate swap) and a $21 million investment in the stock of the Federal Home Loan Bank of Boston.

None of the Company’s investment securities were deemed impaired on an other-than-temporary basis during 2010.  At year-end 2010, all available for sale debt securities carried at least one investment grade rating by a major rating agency except for two securities:  a $2.6 investment in the Mezzanine Class B tranche of a pooled trust preferred security which was rated Ca by Moodys, and an unrated school district bond with a year-end premium fair value and an unrealized gain.  During the year, the pool trust secured security was downgraded from Caa and the unrealized loss increased to 92% of book value from 67% at year-end 2009.  This security is performing.  The Company evaluated the security, with a Level 3 fair value of $0.2 million, for potential OTTI at year-end 2010 and determined that other-than-temporary impairment was not evident based on both the Company’s more likely than not ability to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $38 million in excess subordination above current and projected losses. The Company’s analysis included a break-even analysis with the assistance of an independent third-party valuation-specialist to calculate the excess subordination of the Mezzanine Class B Tranche. The Company modeled actual cash flows from the pool’s underlying securities as provided by Intex Solutions, Inc. and adjusted these for actual defaults and assumed defaults to determine the amount of future credit losses that could be absorbed by the pool’s junior tranches before a single dollar of credit loss would be attributed to the Mezzanine Class B tranche.  The Level 3 fair value of the security was determined with the assistance of a third party by a subjective assessment of market conditions for similar securities.  The Company’s held to maturity securities are generally unrated local securities, all of which are performing and none of which is deemed substandard according to the Company’s internal ratings systems.  The FHLBB had previously suspended dividends on its common stock, but in early 2011 announced the resumption of a modest dividend.  The Company expects that it could redeem its investment in FHLBB stock at par in the future.

The net unrealized gain on securities available for sale totaled $4.0 million, or 1.3% of book value, at year-end 2010.  The gain as a percentage of book value was unchanged from the prior year-end.  The percentage gains on municipal and mortgage-backed securities declined in 2010.  Pricing on municipal securities reflected increased market risk premiums related to state and local budget deficits, and mortgage-backed securities prices reflected run-off of higher yielding securities due to prepayments.  The decrease in these gains was offset by an increase in unrealized gains on marketable equity securities, which had nearly a 20% unrealized gain at year-end mainly due to the bank stocks that were purchased during the year.  The Company also had net unrealized gains on its held to maturity securities and trading security at year-end 2010, which were little changed from gains at year-end 2009.

The tax equivalent yield on investment securities declined slightly to 3.9% in the fourth quarter of 2010, compared to 4.0% in the fourth quarter of 2009, as higher yields on securities purchased mostly offset the impact of run-off of higher yielding securities during the year.  Excluding the held to maturity tax advantaged economic development bonds, the duration of the debt securities was approximately 3.4 years at year-end 2010.  Total non-mortgage-backed securities with maturities of five or more years increased to $150 million at year-end 2010 from $121 million at the start of the year.  The duration of the mortgage-backed securities portfolio has been held to a relatively short life of about 1.7 years, reflecting the ongoing short duration objective of this most liquid portion of the portfolio.

Loans.  Total loans increased by $181 million (9%) to $2.1 billion in 2010 primarily due to the previously mentioned $174 million (17%) increase in commercial loans.  Residential mortgages increased by $36 million (6%) to $645 million and home equity loans increased by $15 million (7%) to $226 million.  Other consumer loans decreased by $44 million (43%) due primarily to a $37 million (56%) decrease in indirect automobile loans to $29 million due to planned runoff of this portfolio.

The Company actively pursued loan originations in all of its markets in 2010.  In addition to offsetting the run-off of indirect automobile loans, its 9% loan growth was achieved despite elevated loan prepayments and lower commercial line utilization resulting from a low rate environment and local business conditions.  The Company’s loans are originated in and around its markets according to disciplined underwriting standards.  It does not offer subprime lending programs.  Growth in commercial loans reflects ongoing market share gains, particularly from larger national providers which have reduced their focus on the Company’s core markets.  This growth included higher originations of commercial business loans, which further diversify the Company’s portfolio by industry and geography.  Growth also included new relationships with high grade institutional borrowers, including health systems and higher education institutions.  Growth in commercial loans was funded in part by an $85 million increase in commercial non-maturity deposit balances, which grew by 19% for the year, reflecting the relationship emphasis of the commercial banking strategy.  In commercial lending, excluding the new Asset Based Lending Group, total originations increased by 11% in 2010 compared to 2009, and new loan originations spreads exceeded the Company’s targets.  At year-end 2010, the ten largest outstanding loans originated in 2010 totaled $95 million and included two apartment buildings, two wholesalers, two metal/machinery manufacturers, two equipment leasing companies, and two commercial real estate investment properties.   The Company sets risk adjusted return on equity targets for the majority of its commercial loan originations in order to support its long range return on equity goals.  All commercial loans are risk rated according to its internal ratings systems, which are regularly reviewed by independent reviewers.  The average risk rating of the Bank’s commercial loan portfolio continued to improve in 2010, due to lower levels of problem loans, improvements in performing loans, and lower risk of new originations.

Growth in retail lending reflects ongoing expansion of the Company’s retail banking franchise.  The portfolio of sold mortgages serviced for others totaled $320 million at year-end 2010, compared to $245 million at the prior year-end.  In the current rate environment, the Company retains most variable and jumbo mortgage loans originated and sells most conforming fixed rate residential mortgages to the secondary market to minimized long term interest rate risk.  Additionally, the Company regularly evaluates opportunities to purchase residential mortgages in the region’s markets to offset portfolio run-off and improve net interest income.  In the first quarter of 2010, the Company purchased $32 million in prime, seasoned thirty-year, fixed rate Massachusetts residential mortgages from another institution in the state.   The Company has upgraded its mortgage loan origination systems and internet banking applications and is using Six Sigma process management disciplines to expand and strengthen its consumer lending functions as part of its commitment to meeting credit needs as a steady local market provider against the backdrop of continuing change and uncertainty in the national mortgage financing markets.  The Company’s 7% growth in home equity loan balances also reflected the expanding consumer lending effort, with a 3% increase in total home equity lines, and a 3% increase in average usage to 57% from 54%.  Its consumer lending quality metrics continued to improve in 2010, with average FICO scores on mortgage originations rising to about 750 at year-end, and near 775 on home equity line originations.

The Bank offers back-to-back interest rate swaps to certain commercial loan customers, which effectively allows the Bank to book a variable rate loan while providing the customer with an option to fix its interest rate. This allows the Company to be more competitive with national financing sources and to avoid booking long-term, fixed rate assets at current low interest rates, as well as providing a source of fee income.  Commercial loan swap fee income increased by 21% to $1.3 million in 2010, reflecting the higher commercial business volumes.  The outstanding notional amount of interest rate swaps sold to commercial loan customers increased to $137 million from $94 million during 2010.

Total year-end loans with repricings over five years increased to $527 million at year-end 2010 compared to $446 million at the beginning of the year.  While the Company emphasizes variable rate loans to maintain its asset sensitive interest rate risk profile, the Company also chose to increase holdings of certain higher rate fixed rate loans at certain times during the year in order to offset the impact of loan prepayments and indirect auto loan run-off on interest income.  The average yield on loans was 4.77% in the fourth quarter of 2010, compared to 4.95% in the fourth quarter of 2009.  An increasing amount of  commercial lending is also based on short term LIBOR indices, which remained low throughout the year.  LIBOR based commercial loans totaled approximately $400 million of the $1.2 billion total commercial loans at year-end 2010, compared to $230 million of the $1.0 billion total at year-end 2009. In 2010, the Company exceeded its targets for commercial loan origination spreads compared to the internally assigned cost of funds, although deposit funding costs resulted in net interest margins on new commercial loans that were often below the total average net interest margin for the Company.  Berkshire benefited from interest rate floors, which in many situations established an initial rate higher than the contracted rate due to the current low rate environment.  The total amount of loans with such floors was about $120 million at year-end 2010.  The average balance of loans increased by 2% in 2010 as a result of accelerated growth in the second half of 2010 and loan charge-offs recorded at the end of 2009.  As a result, the earnings benefit from higher second half 2010 loan growth will provide additional momentum to interest income growth in 2011.

Asset Quality. The level and trend of asset quality remained favorable through year-end 2010. Non-performing assets decreased to 0.59% of total assets and accruing delinquent loans were 0.31% of total loans at year-end, while performing restructured loans were 0.25% of total loans.  Year-end other real estate owned totaling $3.4 million consisted primarily of one commercial resort condominium totaling $2.9 million which was being actively marketed for sale.  Non-performing loans totaled $13.7 million at that date and included three commercial loans with balances around $1 million; all other non-performing loans were less than $1 million.

Annualized net loan charge-offs decreased to 0.37% of average loans in the fourth quarter, bringing the full year charge-off rate down to 0.42%.  Mortgage and home equity net charge-off rates remained very favorable, measuring less than 0.05% of average balances.   The Company only took ownership of two residential properties through foreclosure during the year.  Commercial loan net charge-offs were 0.66% of average balances in 2010 and were expected to continue to decline based on the Company’s aggressive risk mitigation and improving economic conditions.

Asset quality metrics improved throughout the year as the Company followed its strategies to reduce risk following its loan quality initiative in the fourth quarter of 2009.  A number of relationships were upgraded during the year as a result of restructurings completed in this initiative, and reflecting improved business conditions for a number of borrowers.  The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower).  The credit risk profile of the Company’s loan portfolio is described in the Loans note to the consolidated financial statements.  Commercial loans rated as special mention decreased by 50% during the year.  Commercial loans rated as substandard or lower decreased by 12% during the year.  Substandard loans include performing loans which are viewed as potential problem loans with a possibility of loss if identified weaknesses are not corrected.  The balance of commercial potential problem loans totaled $73 million at year-end 2010, including one $13 million commercial relationship consisting primarily of a Massachusetts commercial retail property which was downgraded at midyear and which was performing and was not deemed impaired at year-end as it was following a plan to liquidate assets and cure established weaknesses, and it continued to make payments in accordance with the contractual loan terms.  Potential problem loans included five other commercial relationships over $4 million totaling $27 million at year-end, including two lodging properties, two nonprofit borrowers, and office property.  These loans were performing at year-end and were not deemed impaired.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate. The Company’s methodologies for determining the loan loss allowance are discussed in Item I of this report.  The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated and which are inherent in the loan portfolio as of December 31, 2010.   The $32 million allowance was unchanged from the start of the year.

The specific valuation allowance assigned to impaired loans decreased to $2.5 million from $6.4 million during 2010.  Total loans deemed impaired decreased to $16.6 million from $56.9 million as a result of the problem asset resolution strategies discussed earlier.  Total pool reserves increased to $29.4 million from $25.4 million, an increase of 16% compared to the 9% increase in total loans.  This reflected the higher percentage of commercial loans in the portfolio, which carry higher reserves compared to most retail loans.

The allowance decreased to 1.49% of total loans at year-end 2010 compared to 1.62% at the start of the period, due mainly to the decline in impaired loan reserves noted above.  The allowance provided 3.8X coverage of net loan charge-offs in 2010 and 233% coverage of year-end non-accruing loans.

Other Assets.  During the fourth quarter of 2010, the Company purchased an additional $10 million of bank-owned life insurance (“BOLI”) as part of a strategy to partially offset the cost of its employee benefits. The premium was split among three carriers rated AAA or AA. The new BOLI policies bear a combined initial yield of approximately 6% on a tax equivalent basis.  Increases in the cash surrender value on these policies will be reflected through non-interest income.

The total cash surrender value of BOLI totaled $46 million at year-end 2010, which was below the $53 million regulatory limit for such investments based on 25% of Tier one regulatory capital as of that date.  The balance of the net deferred tax asset increased to $16 million from $12 million during the year due to an increase in the asset related to the loan loss allowance. The Company expects to realize the value of the net deferred tax asset during its normal operations.  The federal and state tax receivable had increased to $12 million at the end of 2009 as a result of the pre-tax loss recorded in that year.  This receivable decreased to $3 million at year-end 2010.

Deposits.  Total deposits increased by $218 million (11%) in 2010, including $105 million of net growth in the New York region and nearly $50 million contributed by the new Springfield Private Banking Group.  The New York growth reflected ongoing deposit growth related to the Bank’s de novo branches opened in recent years in this strategically important region.  The Bank opened an additional two branches in this region late in 2010.  New York deposit growth also benefited from commercial balance growth developed by the commercial banking team that joined the region in 2009.  The Company achieved low single digit deposit growth in all of its other regions, reflecting ongoing business development.

The 11% deposit growth resulted from 20% growth of non-maturity deposits which was partially offset by a 4% decrease in time deposits.  The decrease in time deposits reflected shifting consumer preferences to more liquid balances in light of the continuing low interest rate environment and the run-off of higher yielding maturing time account balances.  The increase in non-maturity deposits included a $163 million (21%) increase in retail balances and an $85 million (19%) increase in commercial balances.  All categories of non-maturity deposits increased, with most of the growth concentrated in a $183 million (34%) increase in money market deposits which the Company promoted throughout the year as an alternative to time deposits and as a vehicle to other relationship product sales.  Transaction account balances increased by 8% in 2010, and the Company continues to promote demand deposit and NOW accounts as core components to the total banking relationship.  Demand deposit growth of 8% included a 2% increase in the number of accounts and a 6% increase in balances, reflecting higher liquidity held by customers in these accounts.

By emphasizing lower cost non-maturity deposits and lowering time deposit costs, the Company has reduced the cost of its deposits in order to offset the impact of lower asset yields in the current low interest rate environment.    The average annualized cost of deposits decreased to 1.15% in the fourth quarter of 2010 from 1.48% in the fourth quarter of 2009.  A total of $394 million in time deposits were scheduled to mature within twelve months at year-end 2010, and the weighted average cost of time deposits was expected to continue to decline based on continuing low interest rates.  The average balance of deposits increased by 6% in 2010, with higher deposit growth being recorded in the second half of the year.

The Dodd-Frank Act permanently raised deposit insurance levels to $250 thousand, retroactive to January 1, 2008, and extended for two years the Transaction Account Guarantee Program, which became mandatory for all insured depository institutions.   While the FDIC insurance fund had a negative balance of $7.4 billion at year-end 2010, the FDIC viewed 2010 as a turnaround year for the industry as a result of lower loan loss provisions.  The average cost of FDIC insurance expense measured approximately 0.17% of average deposits in 2010.  Under new premium rules, FDIC insurance expense will be based on total assets rather than total deposits, and will include higher assessment rates for banks over $10 billion.  The FDIC expects that most institutions under $10 billion will pay lower assessments as a result of these new rules.

Borrowings and Debentures.  Total borrowings and debentures decreased by $46 million to $260 million in 2010, as excess liquidity from deposit growth was used to pay down short-term borrowings from the Federal Home Loan Bank.  The Company purchased $40 million in forward starting interest rate swaps on FHLBB borrowings in 2010 which will have the effect of extending protection from rising rates in future years. Additionally, in the third quarter, the Company terminated $40 million of cash flow hedges against FHLBB borrowings maturing in 6-8 years based on a determination that this level of protection against rising interest rates was not necessary given the Company’s continuing asset sensitive interest rate risk profile.  The average cost of borrowings decreased from 4.30% in the fourth quarter of 2009 to 3.27% in the first quarter of 2010 due to the borrowings prepayments made at the end of 2009.  The cost of borrowings further declined to 2.92% in the fourth quarter of 2010 including the benefit of the hedging changes discussed above.

Derivative Financial Instruments.  The Company has relationships with several national banks which are counterparties for its interest rate swaps.  At year-end 2010, the Company had $137 million in total notional value of interest rate swaps with commercial loan customers, which were offset with back-to-back swaps with bank counterparties.  This was a 46% increase over the $94 million notional value of these swaps at the start of the year.

The Company also had $160 million in total notional value of interest rate swaps with bank counterparties which were hedging borrowings and debentures, and $15 million hedging the tax advantaged economic development bond designated as a trading security.  These totals were unchanged from the start of the year, although the component swaps were changed as discussed in the borrowings discussion.  The effect of these changes was to shorten the overall maturity of borrowings hedges and to reduce the current and future period payments contracted under the swaps.  The $6 million loss on the $40 million in terminated cash flow hedges remained in accumulated other comprehensive income and will be amortized into earnings in the same periods during which the originally hedged forecasted transaction affects earnings.  This amortization is expected to be more than offset by the lower interest cost on the related borrowings.

The net fair value of derivative financial instruments was estimated at a net loss of $11 million at year-end 2010, which was slightly more than the loss estimated at the prior year-end.  This unrealized estimated loss is primarily due to the impact of the unanticipated ongoing low interest rate environment on the value of the swaps on borrowings which were intended to fix the rates on variable rate borrowings.  The increase in other liabilities was primarily due to an increase in the gross derivatives liability to $19 million at year-end 2010 from $14 million at the start of the year and resulted from the higher liability on fixed rate swaps sold to commercial customers; this liability is offset by a similar asset on the offsetting back to back swaps, with little impact on the $11 million net derivatives liability discussed above.

Stockholders’ Equity.  Capital remained strong at year-end 2010, with equity/assets at 13.5% and tangible equity/assets at 7.9%.  Tangible common equity increased by 3% in 2010, rising to $15.27 per share at year-end.  Total common equity measured $27.56 per share at year-end, and was little changed during the year.  Based on the year-end closing stock price of $22.11 and year-end outstanding shares totaling 14.1 million, the Company’s market capitalization at that date was $311 million, which was an 8% increase over $288 million at the start of the year.

Total stockholders’ equity increased slightly to $388 million from $385 million in 2010 as the increase in retained earnings was partially offset by an increase in the accumulated other comprehensive loss primarily related to derivative instruments.  The Company paid dividends totaling $9 million, or 65% of the $14 million in 2010 net income.  The $0.64 per share dividend in 2010 provided a 3.3% yield based on the average closing price of the Company’s common stock in 2010.  Equity also increased by $2 million as a result of stock based compensation relating to grants of restricted stock totaling 139,000 shares, including 26,000 performance based shares, with vesting scheduled over a 2-3 year period.  Additionally, equity increased by $1 million due to proceeds received from the exercise of stock options during the year.

At year-end 2010, the Bank’s regulatory capital ratios exceeded the requirements to be considered “well capitalized”, with the total risk-based capital ratio measuring 10.6%. The Bank is regulated by the FDIC and Berkshire Hills Bancorp is regulated by the OTS, which does not establish required holding company capital ratios similar to those of the other bank regulatory agencies.   Based on federal regulatory changes, the OTS is being merged into another federal agency, and the regulation and supervision of Berkshire Hills Bancorp will become the responsibility of the Federal Reserve Bank of Boston, beginning in the third quarter of 2011.  The Boston Federal Reserve Bank already supervises the majority of bank holding companies located in New England.  The Federal Reserve Bank requires capital ratios and capital standards for consolidated holding companies, which are similar in many respects to those required by the FDIC for regulated banks.  The Company does not expect that there will be any material impact on its business as a result of this holding company regulatory change.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Summary.  The Company recorded earnings of $14 million in 2010, compared to a loss of $16 million in 2009.  Total pre-tax, pre-provision income increased by $6.4 million (32%) in 2010 compared to 2009, demonstrating the positive operating leverage from revenue growth and expense control.  Results in 2009 included a $48 million provision for loan losses, which decreased to $9 million in 2010.  The loan loss provision in 2009 included the results of a fourth quarter loan initiative undertaken by management resulting in a comprehensive loan review to assess the impacts of the recession and to take actions to reduce current and future risk.

On a per share basis, the Company recorded earnings of $0.99 per share in 2010 compared to a loss of $1.52 in 2009.   All references to results per share in this report are to diluted earnings per common share unless otherwise noted.    In 2009, per share results were impacted by preferred dividends in the first half of the year, which reduced income available to common shareholders by $0.30 per share.

Financial highlights in 2010 included:

• 10% net revenue growth

• 11% net interest income growth

• 6% fee income growth

• 9% loan growth

• 11% deposit growth

• 4% non-interest expense growth including costs of business expansion

Reflecting the improved earnings, the return on assets was 0.50% and the return on average common equity was 3.54% in 2010.  In addition to absorbing the costs of business expansion, the Company has maintained a modest asset sensitive interest rate risk profile and has sacrificed higher current income in order to avoid the negative impact of anticipated future interest rate increases. The Company’s long term objectives are to produce a return on assets exceeding 1% and a return on equity exceeding 10%.

Total Net Revenue. The Company achieved a record $108 million of total net revenue in 2010.  The record net revenue in 2010 was due to record net interest income totaling $77 million.  Net revenue per share increased by 4% to $7.78 in 2010 from $7.47 in the prior year.  Fee income was 28% of total net revenue in 2010, down slightly from 29% in the prior year.  Berkshire continues to focus on long-term growth of this ratio to diversify revenue and to increase franchise value reflecting higher market share achieved through improved cross sales.

Net Interest Income.  Net interest income increased by $7 million (11%) to $77 million in 2010.  Most of this increase was due to an improvement in the net interest margin to 3.27% in 2010 from 3.00% in 2009.  Additionally, net interest income benefited from a 2% increase in average earning assets resulting from the 2% increase in average loans.  The improvement in the net interest margin resulted largely from the Company’s strategies to reduce funding costs and included the benefit of prepayments made at the end of 2009 on certain borrowings.  Both asset yields and funding costs decreased during the year due to the effects of the ongoing low interest rate environment.  Funding costs were reduced at a greater rate, and both deposit and borrowings costs declined during the year.  This produced a steady improvement in the net interest margin from 3.05% in the fourth quarter of 2009 to 3.30% in the final two quarters of 2010.

The Company adheres to disciplines in pricing its assets and liabilities in order to maintain an appropriate net interest margin while also achieving its asset/liability objectives.  The Company strives to maintain a modestly asset sensitive interest rate risk profile so that long term earnings will benefit when interest rates increase from the very low levels that have existed in the most recent years.  At the start of 2010, the Company’s interest rate model indicated that the margin would be under further pressure if interest rates did not increase in 2010.  The Company undertook various initiatives previously described to offset this margin pressure and to increase the net interest margin towards its long term goal of 3.50%.  At year-end 2010, the model continued to indicate the potential for gradual margin pressure until interest rates increase.  The Company continues to pursue strategies intended to avoid a reduction in the net interest margin and expects that the net interest margin will improve as a result of the completion of the pending merger agreements with Rome and Legacy.

Non-Interest Income.  Non-interest income increased by $2 million (7%) to $31 million in 2010 due to a similar increase in fee income.  Banking fees increased by $3 million (27%) for the year.  A $2 million increase in loan fee income included increases in net residential mortgage loan sale income, mortgage servicing income, and commercial lending fees.  Total checking and related fees increased by $1 million (12%) in 2010 due primarily to higher business volumes.  Amendments to Regulation E requiring customer opt-in for eligibility for certain overdraft privileges became effective in the third quarter of 2010 for all banks.  The Company aggressively solicited checking account customers to obtain opt-ins in order to minimize the potential negative impact on overdraft volume and fee income, with more than 80% of solicited accounts choosing the opt-in.  Additionally, the Company made other changes to its checking account offerings.  The fourth quarter of 2010 was the first complete quarter following the implementation of this regulatory change.  Total checking and related fee income was flat in the fourth quarter of 2010 compared to 2009, reflecting the Company’s strategy to avoid any negative income impact from this regulatory change.  Insurance fee income decreased by $1 million (9%) due primarily to lower contingency fee income, as well as lower premium income, related to the soft pricing and profitability conditions in the property casualty insurance business. Insurance results also include the impact of lower premium volumes as a result of the recession and competitive auto insurance conditions, which was partially offset by growth in commercial insurance accounts in 2010.  In the fourth quarter of the year, insurance premium income increased by 8% over the prior year comparable period, reflecting improved business conditions in the most recent period.  For the year 2010, wealth management income decreased by 7% due to competitive factors. In October 2010, the Company announced organization changes in this business line, and the Company is taking steps to increase future wealth management fee revenues.  An unfavorable change in hedge revaluations caused the decrease in all other non-interest income.  In 2009, the $1 million charge for non-recurring non-interest income items included prepayment fees, a swap termination gain, and a credit for a merger termination fee.

Provision for Loan Losses.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition.   The provision for loan losses totaled $9 million in 2010, compared to $48 million in 2009.  As was previously discussed, the provision in 2009 was mostly recorded near the end of the year in conjunction with a loan initiative to proactively assess and mitigate current and future risk.  In 2010, the provision for loan losses slightly exceeded total net loan charge-offs for the year.   The level and trend of most asset quality indicators remained favorable throughout 2010.  There was no material change in the balance of the loan loss allowance.  Reflecting the improved credit characteristics of the loan portfolio, the ratio of the allowance to total loans decreased to 1.49% in 2010, compared to 1.62% at the start of the year.

Non-Interest Expense and Income Tax Expense.  Total non-interest expense increased by $3 million (4%) in 2010 compared to 2009.  By holding expense growth below revenue growth, the Company produced positive operating leverage, which contributed to the 32% increase in pre-tax pre-provision earnings from year to year.  As was previously noted, expense growth in 2010 included the impact of investments in business expansion, including new business lines, new branches, and targeted resource additions in certain business lines and infrastructure development.  The Company measures its recurring non-interest expense in relation to total assets.  Compared to average assets, this measure increased to 2.97% in 2010 from 2.93% in the prior year.  However, most asset growth was in the second half of the year, and compared to year-end assets, this measure declined to 2.82% from 2.89%.  The Company also measures itself by the efficiency ratio, which decreased to 71% from 73% from year-to-year, indicating that expenses were declining as a percentage of revenues.  The Company’s long term target is to operate with this measure below 60%, and expects a significant improvement towards that goal on the completion of the pending bank mergers in 2011.

The increase in non-interest expense in 2010 resulted from a $6 million (15%) increase in compensation related expense, which was partially offset by decreases of $1 million (21%) in marketing and professional services and $1 million (25%) in FDIC insurance expense.  All other total non-interest expenses were flat from year-to-year.  In addition to business growth, compensation related expense in 2010 included a $2 million increase for the restoration of incentive compensation, which was substantially eliminated in 2009 due to the operating loss.  Additionally, 2010 compensation related expense included $2 million related to severance charges and a decrease in compensation cost credited against expense and charged against loan sales income due to the mortgage refinancing wave in 2009.  Excluding the above items, all other compensation related expense increased by $2 million, which was equivalent to a 4% increase over 2009 total compensation related expense. The Company had 599 full time equivalent employees at year-end 2010, compared to 622 at the end of 2009.

The $1 million decrease in marketing and professional fees was due to the higher professional fees in 2009 related to strategic initiatives undertaken in the fourth quarter of that year.  The $1 million decrease in FDIC insurance expense was due to a special assessment levied in 2009 on all banks based on their size.  Non-recurring expense in 2010 consisted of charges related to the pending merger agreements with Rome Bancorp and Legacy Bancorp.  Nonrecurring expense in 2009 included costs associated with the terminated merger agreement with CNB Financial Corp. and other charges related to operational restructurings together with a legal settlement related charge.

The Company’s effective income tax rate was 23% in 2010 and included the proportionately greater benefit of tax exempt income on investment securities and other tax preference items compared to total pre-tax income.  The Company recorded a $12 million income tax benefit in 2009, measuring 42% of the pre-tax loss.

Results of Segment and Parent Operations.  Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed.  In the insurance segment, revenues declined by 9% as a result of non-interest income changes previously discussed.  Due to re-engineering of the operations in this segment, non-interest expenses decreased by 8% in 2010.  Insurance segment earnings decreased by 9%.  Fourth quarter insurance revenues increased by 8% in 2010 compared to 2009, and the Company expected improved non-contingency income in the future due to improved market conditions and business development.  The Parent did not receive dividends from subsidiaries in 2010; the Parent had $13 million in cash on deposit at the Bank at year-end 2010.  The charge to non-interest income for the Parent in 2010 represented interest on the trust preferred securities and non-interest expense included $0.4 million in charges related to the pending merger agreements with Rome Bancorp and Legacy Bancorp.

Comprehensive (Loss) Income. Comprehensive (loss) income is a component of total stockholders’ equity on the balance sheet. It includes changes in accumulated other comprehensive (loss) income, which consist of changes (after-tax) in the unrealized market gains and losses on securities available for sale and the net gain (loss) on derivative instruments used as cash flow hedges, including a terminated hedge. The Company recorded comprehensive income of $10 million in 2010, compared to a comprehensive loss of $7 million in 2009.  In 2010, net income of $14 million was partially offset by an other comprehensive loss relating to unrealized losses on derivatives instruments due to ongoing low interest rates.  In 2009, the $16 million operating loss was partially offset by unrealized gains in the prices of securities and derivatives instruments.  These results reflected the impact on interest rates and market prices of the financial turmoil in the second half of 2008 and the partial recovery to more normalized market conditions in 2009.

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

The Company conducted a successful common stock offering in May 2009, and funds from the offering were used for the repayment of U.S. Treasury TARP preferred stock.  The Company’s participation in the TARP program resulted in a profit to the Treasury.  At year-end, the Company was not participating in any federal capital support programs.  The Company maintained the payout of common stock dividends during the year and ended 2009, with higher common equity capital and strong capital ratios.

The Company’s strategies emphasized long term over short term earnings.  Its actions to increase capital and liquidity decreased certain short term profit measures.  Its ongoing discipline to remain asset sensitive was targeted to benefit future earnings at the time of future rate increases anticipated by the market, but this resulted in a lower current net interest margin.  The Company held significant liquidity at the Federal Reserve Bank in the first half of the year, which provided maximum protection and flexibility, but comparatively little interest income.  The Company also absorbed various expense charges, particularly in the fourth quarter, to be better positioned for the future.

Despite the impacts of the recession, the Company continued to move forward with organic growth of deposits and targeted loans.  The Bank’s 100% insured deposits provided an attractive alternative to other investments in the unsettled financial markets.  The Bank’s Community Investment Program, with a goal of $500 million in new loans, produced in excess of $600 million of loan originations to support the needs of its markets in the face of the tighter credit environment.

Berkshire maintained its forward looking focus in 2009, following record revenues and earnings in 2008.  It expanded its business lines through the recruitment of high profile banking teams, and opened new regional and branch facilities in Springfield, MA.  The Company recruited important new executive leadership, reorganized and re-engineered key fee income business lines, and accomplished a major core systems upgrade.  Highlights of the year’s activities were as follows:

•	9% deposit growth

•	8% commercial loan growth, excluding net charge-offs

•	10% wealth management new business generation

•	3.00% net interest margin

•	$32 million common stock raise in May followed by the $40 million TARP preferred stock repayment

•	Borrowings restructuring, lowering future interest expense

•	8.3% tangible common equity to tangible assets and total year-end equity to assets of 14.2% at year-end

Net Income.  The Company recorded a loss of $16 million in 2009 following a record profit of $22 million in the prior year.  As previously discussed, its common equity capital and liquidity improved during the year.  The change in operating results reflected the impact of the severe recession on the Company’s earnings.  The primary impact was in the provision for loan losses, which increased to $48 million from $5 million.  Additionally, total net revenue declined to $99 million from $107 million due to adverse pricing conditions affecting both interest and non-interest income.  Total expenses increased to $79 million from $72 million primarily due to the impact of higher FDIC assessments on the industry.  The above impacts were increased by management’s initiatives in the fourth quarter, wherein costs were incurred to assess and restructure certain aspects of balance sheet and operational management to reduce future risk and benefit future earnings.  These initiatives included a number of loan restructurings, prepayment of higher cost borrowings, and re-engineering of the insurance group.  On a per share basis, the Company recorded a loss of $1.52 in 2009 compared to income of $2.06 in the prior year.   All references to results per share in this report are to diluted earnings per common share unless otherwise noted.    In 2009, per share results were impacted by preferred dividends in the first half of the year, as well as by higher average common stock outstandings following capital offerings in October 2008 and May 2009.

Total Net Revenue. Total net revenue consists of net interest income and non-interest income.  Total net revenue decreased by $9 million (8%) in 2009 compared to 2008 due to the impacts of the severe recession.  This was comprised of a $6 million (8%) decrease in net interest income and a $3 million (8%) decrease in non-interest income.  Net revenue per share decreased by 25% to $7.47 from $9.95, reflecting the additional shares issued.  Fee income increased slightly to 29% of total net revenue in 2009 from 28% in 2008.  The Company focuses on long-term growth of this ratio to diversify revenue and to increase franchise value reflecting higher market share achieved through improved cross sales.

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

Average earning assets increased by 6% during 2009, as deposit growth was channeled into investment securities with low market yields.  Deposit growth was strongest in the first half of the year, at a time when commercial loan demand was soft due to the economic contraction and new funds were held in overnight investments with little yield.  Mortgage runoff was also highest during the first half of the year, with the market responding to federal interventions to reduce long term mortgage rates.  The Bank sold most of these low fixed rate mortgages rather than holding them in portfolio.  The net interest margin decreased from 3.41% in the fourth quarter of 2008 to 2.91% in the second quarter of 2009.  Around midyear, the Company began investing overnight funds in 1-3 year investment securities, more residential mortgage originations were retained, commercial loan growth accelerated, and there was continued focus on loan and deposit pricing to offset the impact of market conditions.  With the benefit of these actions, the net interest margin improved to 3.05% in the fourth quarter of 2009.  This margin was also affected by the increase in non-performing assets.

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

Total net loan charge-offs measured 1.96% of average total loans in 2009, compared to 0.19% in the prior year.  The Company’s 2009 loan losses compared favorably to FDIC 2009 averages, with the national average measuring 2.49% and the average for banks headquartered in the Northeast region measuring 2.75%.  The Company’s commercial net loan charge-offs totaled 3.32% of average commercial loans in 2009.  Residential mortgages averaged 0.32% of average loans.  Auto loan charge-offs measured 2.29% of average auto loans.  Home equity and other consumer loan losses averaged 0.45% of average loans.

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

Results of Segment and Parent Operations.  The banking segment reported a $16 million loss in 2009, and the consolidated result was a $16 million loss.  In comparison, the results were record income of $22 million in 2008 for both the banking segment and the consolidated total.  The change in results in the banking segment was primarily due to the same factors that affected consolidated results, which have been discussed previously.  Net income of the insurance segment decreased to $1 million from $2 million due to an 11% decrease in revenues reflecting the soft pricing conditions in the industry and other impacts of the recession and competition on revenues.  Berkshire Hills Bancorp received $12 million in dividends from the Bank and $3 million in dividends from BIG and recorded a $1 million merger termination fee credit to revenue which was partially offset by increased operating expenses stemming from the terminated merger agreement.  The Parent had $24 million in cash on deposit at the Bank at year-end 2009.

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

	2010			2009			2008
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans (1):
Residential loans	$633.5	$32.9	5.19%	$642.9	$34.7	5.40%	$669.1	$37.9	5.66%
Commercial real estate loans	881.9	43.3	4.91	829.3	42.3	5.10	725.2	48.0	6.62
Commercial business loans	204.0	10.5	5.15	177.8	10.0	5.62	379.8	13.5	3.55
Consumer loans	299.9	11.7	3.90	332.5	14.7	4.42	206.0	21.2	10.29
Total loans	2,019.3	98.4	4.87	1,982.5	101.7	5.13	1,980.1	120.6	6.09
Investment securities (2)	408.3	16.7	4.09	368.5	16.0	4.34	271.2	14.5	5.37
Federal funds sold and short-term investments	11.4	-	-	42.1	0.1	0.24	12.2	0.2	1.64
Total interest-earning assets	2,439.0	115.1	4.72	2,393.1	117.8	4.92	2,263.5	135.3	5.98
Intangible assets	174.5			177.6			180.3
Other non-interest earning assets	134.9			112.2			107.0
Total assets	$2,748.4			$2,682.9			$2,550.8

Interest-bearing liabilities:
Deposits:
NOW accounts	199.3	0.7	0.35%	188.2	0.8	0.43%	200.1	1.5	0.75%
Money market accounts	597.3	5.6	0.94	499.6	6.4	1.28	464.9	10.0	2.15
Savings accounts	224.3	0.6	0.27	212.3	0.7	0.33	216.4	1.6	0.74
Certificates of deposit	749.2	19.4	2.59	777.1	24.7	3.18	725.4	28.6	3.94
Total interest-bearing deposits	1,770.1	26.3	1.49	1,677.2	32.6	1.94	1,606.8	41.7	2.60
Borrowings and debentures	282.0	9.0	3.19	312.9	13.3	4.25	363.8	15.8	4.34
Total interest-bearing liabilities	2,052.1	35.3	1.72	1,990.1	45.9	2.31	1,970.6	57.5	2.92
Non-interest-bearing demand
deposits	279.2			256.4			225.2
Other non-interest-bearing
liabilities	29.2			24.2			11.0
Total liabilities	2,360.5			2,270.7			2,206.8
Equity	387.9			412.2			344.0
Total liabilities and equity	$2,748.4			$2,682.9			$2,550.8
Net interest-earning assets	$386.9			$403.0			$292.9
Net interest income		$79.8			$71.9			$77.8

Supplementary data
Total non-maturity deposits	$1,300.1			$1,156.5			$1,106.6
Total deposits	2,049.3			1,933.6			1,832.0
Fully taxable equivalent adjustment	2.3			2.3			2.1

Interest rate spread			3.00%			2.61%			3.06%
Net interest margin			3.27			3.00			3.44
Cost of funds			4.52			2.04			2.62
Cost of deposits			1.29			1.69			2.28
Interest-earning assets/interest-bearing liabilities			118.85			120.25			114.86

(1) The average balances of loans includes nonaccrual loans, loans held for sale and deferred fees and costs.
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

	2010 Compared with 2009			2009 Compared with 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:
Loans	$(5,243)	$1,897	$(3,346)	$(19,002)	$139	$(18,863)
Investment securities	(1,035)	1,728	693	(3,813)	5,225	1,412
Short-term investments	(27)	(73)	(100)	(591)	491	(100)
Total interest income	(6,305)	3,552	(2,753)	(23,406)	5,855	(17,551)

Interest expense:
NOW accounts	(97)	45	(52)	(652)	(90)	(742)
Money market accounts	(2,082)	1,250	(832)	(4,384)	750	(3,634)
Savings accounts	(181)	42	(139)	(865)	(2)	(867)
Certificates of deposit	(4,389)	(886)	(5,275)	(5,911)	2,036	(3,875)
Total deposits	(6,749)	451	(6,298)	(11,812)	2,694	(9,118)
Borrowings	(2,944)	(1,308)	(4,252)	(269)	(2,203)	(2,472)
Total interest expense	(9,693)	(857)	(10,550)	(12,081)	491	(11,590)
Change in net interest income	$3,388	$4,409	$7,797	$(11,355)	$5,368	$(5,987)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet cash needs at all times with available cash or by conversion of other assets to cash at a reasonable price and in a timely manner. At year-end 2010, the Parent had $13 million in cash and equivalents, compared to $24 million at the start of the year.  This cash was held on deposit in the Bank.  The primary ongoing source of funding for the Parent is dividend payments from the Bank and from BIG.  There were no dividend payments from these subsidiaries in 2010.  Additional potential sources of liquidity are proceeds from borrowings and capital offerings, and from stock option exercises.  The main uses of liquidity are the payment of common and preferred stockholder dividends, routine operating expenses, debt service on outstanding borrowings and debentures, purchases of treasury stock, and business acquisitions. Sources and uses of cash at the Parent are reported in the condensed financial statements included in the notes to the consolidated financial statements.  There are certain restrictions on the payment of dividends by the Bank as discussed in the Stockholders’ Equity note to the consolidated financial statements.  At year-end 2010, under state statutes and based on its condition at that date, the Bank’s retained earnings were $8 million below the statutory amount necessary to be eligible to pay dividends from future earnings.  The Company expects that the Bank’s retained earnings will increase to an amount in excess of the statutory requirement in 2011, and that dividends from the Bank to the Bancorp will be resumed in 2011.  Additionally, BIG had $3 million in cash at year-end 2010 which was available for future dividends to the Bancorp.  In the past, the Parent has maintained credit facilities with correspondent banks and such facilities may be arranged in the future.

The Bank’s primary source of liquidity is customer deposits. Additional sources are borrowings, repayments of loans and investment securities, and the sale and repayments of investment securities. The Bank closely monitors its liquidity position on a daily basis. Sources of borrowings include advances from the FHLBB and borrowings at the Federal Reserve Bank of Boston.  As of year-end 2010, based on its arrangements and collateral amounts, the Bank had potential borrowing capacity totaling $328 million with the Federal Home Loan Bank of Boston.

The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition.  Under the 2010 Dodd-Frank Act, FDIC deposit insurance limits were permanently increased from $100 thousand to $250 thousand and transaction accounts were provided with unlimited insurance through December 31, 2010.  Additionally, the Bank offers 100% insurance on all deposit balances as a result of the combination of FDIC insurance and the Massachusetts Depositors Insurance Fund.  The Bank also relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, Management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors.

The Bank must satisfy various regulatory capital requirements.  Additionally, the Parent will need to satisfy additional regulatory capital requirements when its supervision is changed from the Office of Thrift Supervision to the Federal Reserve Bank of Boston in 2011.  Regulatory capital requirements are discussed in the Regulation and Supervision section of Item 1, in the Risk Factors discussion, and in the Stockholders’ Equity note to the consolidated financial statements. Please also see management’s discussion of financial condition for additional information about liquidity and capital at year-end 2010. In the fourth quarter of 2009, the Company filed a universal shelf registration with the Securities and Exchange Commission for the issuance of up to $150 million in securities, including debt securities, common stock, or preferred stock.  This registration replaced an earlier $125 million universal shelf registration.  The Company has not issued any securities under this latest registration, and does not have any specific plans for issuances under this registration, which will expire in three years under SEC rules.

Contractual Obligations. The year-end 2010 contractual obligations were as follows:

		Less than One	One to Three	Three to Five	After Five
(In thousands)	Total	Year	Years	Years	Years

FHLBB borrowings (1)	$244,837	$47,640	$96,547	$50,207	$50,443
Junior subordinated debentures	15,464	-	-	-	15,464
Operating lease obligations (2)	54,697	3,340	6,329	6,154	38,874
Investment tax credit obligations	4,648	4,648	-	-	-
Purchase obligations (3)	9,081	5,181	3,856	44	-
Total Contractual Obligations	$328,727	$60,809	$106,732	$56,405	$104,781

Merger related obligations are not included.
(1) Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2027 and the rates vary by borrowing.
(2) Consists of leases, bank branches and ATMs through 2031.
(3) Consists of obligations with multiple vendors to purchase a broad range of services.

Further information about borrowings and lease obligations is in the notes on borrowings and commitments to the financial statements. There was no change in the debenture obligation.  Operating lease obligations increased due to the Company’s expansion.  The tax credit obligations are expected to be funded in 2011 based primarily on the current project schedule of a low income housing tax credit partnership entered into in 2009.  Purchase obligations decreased slightly and consist of numerous vendor contracts.

Pending Merger Agreements.  In the fourth quarter of 2010, the Company announced merger agreements with Rome Bancorp and Legacy Bancorp.  These acquisitions are expected to be completed in 2011, subject to regulatory and shareholder approvals.  These agreements are discussed in the Mergers and Acquisitions Note of the consolidated financial statements and elsewhere in this Item 7.  These acquisitions are expected to significantly increase the size of the Company, and to materially affect its financial condition and operations.  Most financial condition and performance metrics are expected to improve as a result of these acquisitions.  By providing access to additional sources of deposits, they are expected to enhance the Company’s liquidity.  Additionally, the total number of the Company’s shares outstanding is expected to increase to approximately 21 million, which will improve the Company’s overall stock liquidity and sources of equity capital.

The Company expects to pay approximately $72 million in consideration for the Rome acquisition, which will be financed with new stock to be issued in the approximate amount of $50 million and cash payments to Rome shareholders totaling about $22 million.  Berkshire expects to pay approximately $108 million in consideration for the Legacy acquisition, which will be financed with new stock to be issued in the approximate amount of $90 million, cash payments of $10 million, and other consideration totaling about $8 million.  The actual amount of consideration paid will depend on conditions at the time that the acquisitions are completed.  Rome has applied with federal regulatory authorities for Rome Savings Bank to provide a special cash dividend with which to finance the cash component of the Rome consideration.  The Company expects to utilize existing cash balances held by Berkshire Hills Bancorp and Legacy Bancorp to finance the cash consideration for the Legacy acquisition.

Off-Balance Sheet Arrangements. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States, are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  Off-balance sheet activities are described in a related note to the consolidated financial statements.  Aside from the above-mentioned merger agreements, for 2010 and 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. Recurring fair values of financial instruments primarily relate to securities and derivative instruments. A valuation hierarchy is utilized based on generally accepted accounting principles. Measurements based on Level 3 inputs rely the most on subjective management judgments. Level 3 recurring measurements relate primarily to the $16 million fair value of a local tax advantaged economic development bond issued to a Berkshire County non-profit, which is classified as a trading security.  Changes in the fair value of this security are recorded in non-interest income, as are offsetting changes in the accompanying interest rate swap.  Additionally, a pooled trust preferred security and two limited partnership securities are valued on this basis.  Non-recurring fair values of financial instruments relate primarily to impairment analysis of economic development bonds recorded as held-to-maturity, restricted equity securities, and loans. The only assets deemed impaired were $17 million in loans, which were evaluated based on Level 3 inputs, which gave rise to a $2 million impairment reserve at year-end 2010. Fair value measurements of non-financial assets and liabilities primarily relate to impairment analyses of intangibles and goodwill. The Company performed an impairment analysis of its goodwill in the most recent quarter, and determined that there was no impairment at year-end 2010.  The Company also provides a summary of estimated fair values of financial instruments at each quarter-end. The category of financial assets with the most significant difference between carrying value and fair value is the net loan category. The fair value of loans is estimated to be at a $58 million (3%) discount to carrying value at year-end 2010, compared to a $96 million (5%) discount to carrying value at year-end 2009.  This improvement reflected the improved credit profile of the loan portfolio in 2010, along with the impact of lower medium term rates and market pricing spreads for loans.   For financial liabilities, the total fair value of deposits, borrowings, and debentures is estimated to be $8 million (0%) higher than carrying value at year-end 2010, which is not significantly changed from $16 million (1%) at the start of the year.  The improvement in the unrealized loss on these liabilities was primarily due to an improvement in deposits related to the runoff of higher costing time deposits during the year.  The combined $46 million improvement in the unrealized loss on the above loans and liabilities reflected an overall improvement in the economic value of equity related to these instruments.

IMPACT OF INFLATION AND CHANGING PRICE

The financial statements and related financial data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the general level of inflation. Interest rates may be affected by inflation, but the direction and magnitude of the impact may vary. A sudden change in inflation (or expectations about inflation), with a related change in interest rates, would have a significant impact on our operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. The Comany seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. The Company maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position. This Committee meets monthly and reports trends and interest rate risk position to the Risk Management Committee and Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the Company’s earnings. The Company has managed interest rate risk by emphasizing assets with shorter-term repricing durations, periodically selling long term fixed-rate assets, promoting low cost core deposits, and using FHLBB advances to structure its liability repricing durations.  The Company also uses interest rate swaps in order to enhance its interest rate risk position and manage its balance sheet.

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

Change in Interest Rates-Basis	1- 12 Months		13- 24 Months
Points (Rate Ramp)	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2010
+ 300	$3,413	4.34%	$8,780	11.38%
+ 200	2,047	2.60	5,934	7.69
+ 100	1,497	1.90	4,528	5.87
- 100	(1,510)	(1.92)	(6,254)	(8.11)

At December 31, 2009
+ 300	$1,748	2.39%	$7,531	10.62%
+ 200	1,059	1.44	5,116	7.22
+ 100	986	1.35	3,982	5.62
- 100	(1,411)	(1.93)	(4,586)	(6.47)

During 2010, the Company maintained its moderately asset sensitive interest rate risk profile.  This reflects the Company’s general preference and also reflects Management’s expectations that inflation and interest rates will rise from recent low levels.  One factor contributing to this profile included the Bank’s new asset based lending program which began in 2010.  Nearly all of the loans in this program have rate reset frequencies of one month or less.  Additionally, the Company continues to offer back-to-back interest rate swaps to certain commercial borrowers, and thereby was able to originate adjustable rate commercial loans which the customers swapped into fixed interest rates.  Back to back interest rate swaps totaled $137 million at year-end 2010 and allowed the Bank to fund these loans with short term deposits; including money market accounts which help the Company grow its core transaction based customer deposit franchise.

Due to the limitations and uncertainties relating to model assumptions, the above computations should not be relied on as projections of income. Further, the computations do not reflect any actions that Management may undertake in response to changes in interest rates. The most significant assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change.  The rate sensitivity depends on the underlying amount of market rate change and the type of deposit account.  The percentage rate movements are as follows: NOW accounts–ranging between 0 and 35%; money market accounts–ranging between 30 and 70%; and savings accounts–ranging between 25 and 50%. One of the significant limitations of the simulation is that it assumes parallel shifts in the yield curve. Actual interest rate risks are often more complex than this scenario. Assumption changes in 2010 were based on a review of past performance and future expectations and were not viewed as material.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

/s/ Michael P. Daly	/s/ Kevin P. Riley
Michael P. Daly	Kevin P. Riley
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and
March 16, 2011	Treasurer
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Berkshire Hills Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010.  We also have audited Berkshire Hills Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Berkshire Hills Bancorp, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Berkshire Hills Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 14, 2011

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2010	2009
Assets
Cash and due from banks	$24,643	$25,770
Short-term investments	19,497	6,838
Total cash and cash equivalents	44,140	32,608

Trading security	16,155	15,880
Securities available for sale, at fair value	310,242	324,345
Securities held to maturity (fair values of $57,594 and $58,567 in 2010 and 2009, respectively)	56,436	57,621
Federal Home Loan Bank stock and other restricted securities	23,120	23,120
Total securities	405,953	420,966

Loans held for sale	1,043	4,146

Residential mortgages	644,973	609,007
Commercial mortgages	925,573	851,828
Commercial business loans	286,087	186,044
Consumer loans	285,529	314,779
Total loans	2,142,162	1,961,658
Less: Allowance for loan losses	(31,898)	(31,816)
Net loans	2,110,264	1,929,842

Premises and equipment, net	38,546	37,390
Other real estate owned	3,386	30
Goodwill	161,725	161,725
Other intangible assets	11,354	14,375
Cash surrender value of bank-owned life insurance	46,085	36,904
Other assets	58,220	62,438
Total assets	$2,880,716	$2,700,424

Liabilities
Demand deposits	$297,502	$276,587
NOW deposits	212,143	197,176
Money market deposits	716,078	532,840
Savings deposits	237,594	208,597
Time deposits	741,124	771,562
Total deposits	2,204,441	1,986,762
Short-term debt	47,030	83,860
Long-term Federal Home Loan Bank advances	197,807	207,344
Junior subordinated debentures	15,464	15,464
Other liabilities	28,014	22,413
Total liabilities	2,492,756	2,315,843

Commitments and contingencies (See notes 6 and 15)

Stockholders’ equity
Preferred stock ($.01 par value; 1,000,000 shares authorized; 40,000 issued in 2009 and none outstanding)	-	-
Common stock ($.01 par value; 26,000,000 shares authorized; 15,848,825 shares issued in 2010 and 2009; 14,076,148 outstanding in 2010 and 13,916,094 in 2009)	158	158
Additional paid-in capital	337,537	338,822
Unearned compensation	(1,776)	(1,318)
Retained earnings	103,285	99,033
Accumulated other comprehensive loss	(6,410)	(2,968)
Treasury stock, at cost (1,772,677 shares in 2010 and 1,932,731 shares in 2009)	(44,834)	(49,146)
Total stockholders' equity	387,960	384,581
Total liabilities and stockholders' equity	$2,880,716	$2,700,424

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2010	2009	2008
Interest and dividend income
Loans	$98,359	$101,705	$120,567
Securities	13,903	13,683	12,460
Other	15	88	184
Total interest and dividend income	112,277	115,476	133,211
Interest expense
Deposits	26,316	32,614	41,733
Borrowings and junior subordinated debentures	9,014	13,266	15,738
Total interest expense	35,330	45,880	57,471
Net interest income	76,947	69,596	75,740
Non-interest income
Deposit, loan and interest rate swap fees	14,266	11,198	11,011
Wealth management fees	4,457	4,812	5,704
Insurance commissions and fees	11,136	12,171	13,619
Total fee income	29,859	28,181	30,334
Loss on sales of securities, net	-	(4)	(22)
Non-recurring losses, net	-	(893)	-
Other	1,300	1,705	1,283
Total non-interest income	31,159	28,989	31,595
Total net revenue	108,106	98,585	107,335
Provision for loan losses	8,526	47,730	4,580
Non-interest expense
Compensation and benefits	43,920	38,280	38,282
Occupancy and equipment	12,029	11,614	11,238
Technology and communications	5,733	5,466	5,085
Marketing and professional services	5,186	6,549	3,676
Supplies, postage and delivery	2,088	2,610	2,883
FDIC premiums and special assessment	3,427	4,544	761
Other real estate owned	311	281	238
Amortization of intangible assets	3,021	3,278	3,830
Non-recurring expenses	447	601	683
Other	5,567	5,348	5,023
Total non-interest expense	81,729	78,571	71,699
Income (loss) before income taxes	17,851	(27,716)	31,056
Income tax expense (benefit)	4,113	(11,649)	8,812
Net income (loss)	13,738	(16,067)	22,244

Less: Cumulative preferred stock dividends and accretion	-	1,030	-
Less: Deemed dividend from preferred stock repayment	-	2,954	-
Net income (loss) available to common stockholders	$13,738	$(20,051)	$22,244

Basic earnings (loss) per common share	$0.99	$(1.52)	$2.08
Diluted earnings (loss) per common share	$0.99	$(1.52)	$2.06

Weighted average common shares outstanding:
Basic	13,862	13,189	10,700
Diluted	13,896	13,189	10,791

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

							Accumulated
				Additional	Unearned		other comp-
	Common stock		Preferred	paid-in	compen-	Retained	rehensive	Treasury
(In thousands, except per share data)	Shares	Amount	stock	capital	sation	earnings	income (loss)	stock	Total

Balance at December 31, 2007	10,493	$125	$-	$266,134	$(2,009)	$113,387	$1,217	$(52,017)	$326,837

Comprehensive income:
Net income	-	-	-	-	-	22,244	-	-	22,244
Other net comprehensive loss	-	-	-	-	-	-	(12,791)	-	(12,791)
Total comprehensive income									9,453
Issuance of preferred stock	-	-	36,802	-	-	-	-	-	36,802
Fair value of warrant issued with
preferred stock	-	-	-	3,198	-	-	-	-	3,198
Issuance of common stock,
net of issuance costs of $2,879	1,725	17	-	38,504	-	-	-	-	38,521
Cash dividends declared ($0.63 per share)	-	-	-	-	-	(6,837)	-	-	(6,837)
Treasury stock purchased	(200)	-	-	-	-	-	-	(4,880)	(4,880)
Forfeited shares	(3)	-	-	(5)	70	-	-	(65)	-
Exercise of stock options	185	-	-	-	-	(1,206)	-	4,714	3,508
Restricted stock grants	68	-	-	(193)	(1,546)	-	-	1,739	-
Stock-based compensation	-	-	-	55	1,580	-	-	-	1,635
Net tax expense related to stock-based compensation	-	-	-	(73)	-	-	-	-	(73)
Other, net	(15)	-	20	-	-	185	-	56	261
Balance at December 31, 2008	12,253	142	36,822	307,620	(1,905)	127,773	(11,574)	(50,453)	408,425

Comprehensive loss:
Net loss	-	-	-	-	-	(16,067)	-	-	(16,067)
Other net comprehensive income	-	-	-	-	-	-	8,606	-	8,606
Total comprehensive loss									(7,461)
Redemption of preferred stock,
including deemed dividend of $2,954	-	-	(37,046)	-	-	(2,954)	-	-	(40,000)
Preferred stock discount accretion and dividends	-	-	224	-	-	(1,030)	-	-	(806)
Repurchase of warrant issued with
preferred stock	-	-	-	(1,040)	-	-	-	-	(1,040)
Issuance of common stock,
net of issuance costs of $2,266	1,610	16	-	32,349	-	-	-	-	32,365
Cash dividends declared ($0.64 per share)	-	-	-	-	-	(8,390)	-	-	(8,390)
Forfeited shares	(24)	-	-	12	579	-	-	(591)	-
Exercise of stock options	23	-	-	-	-	(236)	-	580	344
Restricted stock grants	59	-	-	(136)	(1,354)		-	1,490	-
Stock-based compensation	-	-	-	43	1,362	-	-	-	1,405
Other, net	(5)	-	-	(26)	-	(63)	-	(172)	(261)
Balance at December 31, 2009	13,916	158	-	338,822	(1,318)	99,033	(2,968)	(49,146)	384,581

Comprehensive income:
Net income	-	-	-	-	-	13,738	-	-	13,738
Other net comprehensive loss	-	-	-	-	-	-	(3,442)	-	(3,442)
Total comprehensive income									10,296
Cash dividends declared ($0.64 per share)	-	-	-	-	-	(8,989)	-	-	(8,989)
Forfeited shares	(14)	-	-	3	268	-	-	(271)	-
Exercise of stock options	60	-	-	-	-	(513)	-	1,517	1,004
Restricted stock grants	139	-	-	(1,199)	(2,322)		-	3,521	-
Stock-based compensation	-	-	-	5	1,596	-	-	-	1,601
Net tax expense related to stock-based compensation	-	-	-	(94)	-	-	-	-	(94)
Other, net	(25)	-	-	-	-	16	-	(455)	(439)
Balance at December 31, 2010	14,076	$158	$-	$337,537	$(1,776)	$103,285	$(6,410)	$(44,834)	$387,960
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008
(In thousands)
Cash flows from operating activities:
Net income (loss)	$13,738	$(16,067)	$22,244
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Provision for loan losses	8,526	47,730	4,580
Net amortization of securities	2,352	1,784	173
Change in unamortized net loan costs and premiums	1,462	1,223	1,315
Premises and equipment depreciation and amortization expense	3,817	3,859	3,835
Stock-based compensation expense	1,601	1,405	1,635
Excess tax loss from stock-based payment arrangements	94	-	73
Amortization of intangible assets	3,021	3,278	3,830
Income from cash surrender value of bank-owned life insurance policies	(1,398)	(1,236)	(1,462)
Loss on sales of securities, net	-	4	22
Deferred income tax (benefit) expense, net	(4,525)	(5,166)	1,698
Net decrease (increase) in loans held for sale	3,103	(2,378)	1,676
Net change in other	10,384	(20,826)	1,457
Net cash provided by operating activities	42,175	13,610	41,076

Cash flows from investing activities:
Trading account security:
Proceeds from maturities, calls, and prepayments	440	-	-
Purchases	-	-	(15,000)
Securities available for sale:
Sales	-	6,303	10,058
Proceeds from maturities, calls, and prepayments	121,326	72,473	25,307
Purchases	(109,690)	(143,458)	(98,918)
Securities held to maturity:
Proceeds from maturities, calls, and prepayments	19,897	15,438	30,065
Purchases	(18,713)	(47,191)	(16,481)
Net investment in limited partnership tax credits	(537)	(3,197)	(79)
Loan (originations) principal repayments, net	(161,472)	5,659	(70,744)
Loan portfolio purchases	(32,324)	-	-
Proceeds from surrender of bank-owned life insurance	2,217	-	-
Purchase of bank-owned life insurance	(10,000)	-	-
Capital expenditures	(5,020)	(3,529)	(2,477)
Net cash paid for business acquisitions	-	-	(1,090)
Net cash used by investing activities	(193,876)	(97,502)	(139,359)

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
	2010	2009	2008
(In thousands)

Cash flows from financing activities:
Net increase in deposits	217,679	157,182	7,017
Proceeds from Federal Home Loan Bank advances and other borrowings	259,535	208,860	145,000
Repayments of Federal Home Loan Bank advances and other borrowings	(305,902)	(276,813)	(120,317)
Net proceeds from common stock issuance	-	32,365	38,521
Treasury stock purchased	-	-	(4,880)
Net proceeds from reissuance of treasury stock	1,004	344	3,508
Excess tax loss from stock-based payment arrangements	(94)	-	(73)
Proceeds from issuance of preferred stock and warrant	-	-	40,000
Redemption of preferred stock	-	(40,000)	-
Repurchase of warrant issued with preferred stock	-	(1,040)	-
Preferred stock cash dividends paid	-	(806)	-
Common stock cash dividends paid	(8,989)	(8,390)	(6,837)
Net cash provided by financing activities	163,233	71,702	101,939

Net change in cash and cash equivalents	11,532	(12,190)	3,656

Cash and cash equivalents at beginning of year	32,608	44,798	41,142

Cash and cash equivalents at end of year	$44,140	$32,608	$44,798

Supplemental cash flow information:
Interest paid on deposits	$26,748	$32,614	$42,089
Interest paid on borrowed funds	8,174	13,690	14,902
Income taxes (refunded) paid, net	(3,452)	1,970	6,043
Fair value of non-cash assets acquired	-	-	837
Due to broker, investment purchase	-	(19,895)	19,895

The accompanying notes are an integral part of these consolidated financial statements.

Years Ended December 31, 2010, 2009 and 2008

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered savings bank headquartered in Pittsfield, Massachusetts, and Berkshire Insurance Group, Inc. (“Berkshire Insurance Group” or “BIG”).  These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York-chartered limited-purpose commercial bank.  All significant inter-company balances and transactions have been eliminated in consolidation.

Business

Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, businesses, not-for-profit organizations, and municipalities through its offices in western Massachusetts, southern Vermont and northeastern New York. The Company also provides asset-based middle-market commercial lending throughout New England and its New York markets.  Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts.  Its primary lending products are residential mortgages, commercial mortgages, commercial business loans and consumer loans. The Company offers electronic banking, cash management, other transaction and reporting services and interest rate swap contracts to commercial customers. The Company offers wealth management services including trust, financial planning, and investment services. The Company is also an agent for complete lines of property and casualty, life, disability, and health insurance.

Business segments

An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp, Inc.  Banking includes the activities of the Bank and its subsidiaries, which provide commercial and consumer banking services.  Insurance includes the activities of BIG and its subsidiaries, which provides commercial and consumer insurance services.  The only other consolidated financial activity of the Company consists of the transactions of its parent, Berkshire Hills Bancorp, Inc.

Use of estimates

In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses; the valuation of deferred tax assets; the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses; the determination of other-than-temporary impairment of securities; and the determination of fair value of financial instruments and subsequent impairment analysis.

Reclassifications

Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform with the 2010 presentation.

Cash and cash equivalents

Cash and cash equivalents include cash, balances due from banks, and short-term investments, all of which mature within ninety days.  Due to the nature of cash and cash equivalents and the near term maturity, the Company estimated that the carrying amount of such instruments approximated fair value.  The nature of the Bank’s business requires that it maintain amounts due from banks which at times, may exceed federally insured limits.  The Bank has not experienced any losses on such amounts and all amounts are maintained with well-capitalized institutions.

Trading security

The Company elected the fair value option permitted by Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, on a tax advantaged economic development bond originated in 2008. The bond has been designated as a trading account security and is recorded at fair value, with unrealized gains and losses recorded through earnings each period as part of non-interest income.

Securities

Other than the security held as a trading security, debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  All other securities, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Restricted equity securities are reflected at cost and consist of $21.1 million of stock in the Federal Home Loan Bank of Boston (“FHLBB”) and $2.0 million of stock in the Savings Bank Life Insurance Company of Massachusetts.  There are no quoted market prices for restricted equity securities.  The Bank is a member of the FHLBB, which requires that members maintain an investment in FHLBB stock, which may be redeemed based on certain conditions.  The Bank reviews for impairment based on the ultimate recoverability of the cost bases in the FHLBB stock.  As of year-end 2010, no impairment has been recognized.  See Note 19 – Fair Value Measurements.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company evaluates debt and equity securities within the Company’s available for sale and held to maturity portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.  In evaluating its marketable equity securities portfolios for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings.

Loans held for sale / gains and losses on sales of mortgage loans

Residential mortgage loans originated and held for sale are carried at the lower of aggregate cost or market value. Gains and losses on sales of mortgage loans are recognized in non-interest income at the time of the sale. Market value is based on committed secondary market prices.

Loans

The Company’s loan portfolio includes residential mortgage, commercial mortgage, commercial business, and consumer loan segments to customers. Residential mortgage loans include classes for 1- 4 family owner occupied and construction.  Commercial mortgage loans include construction, single and multi-family, and commercial real estate classes.  Commercial business loans include asset based lending loans and other commercial business loan classes.  Consumer loans include home equity and other.  A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont, northeastern New York, and in the Bank’s New England lending areas. The ability of many of the Bank’s debtors to honor their contracts is dependent, among other things, on the economies and real estate markets in these areas.

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

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, specific and unallocated reserves, as further described below.

General reserves

The general reserve of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential mortgage, commercial mortgage, commercial business and consumer. Management utilizes a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and conditions. There were no changes in the Company's policies or methodology pertaining to the general component of the allowance for loan losses during 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential mortgage — The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial mortgage — Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and monitors the cash flows of these loans.  In addition, construction loans in this segment primarily include real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial business loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. Loans in this segment include asset based loans which generally have no scheduled repayment and which are closely monitored against formula based collateral advance ratios.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans — Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated reserves

The allocated reserves relate to loans that are classified as impaired. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or an observable market price. An allowance is established when the measured value of the impaired loan is lower than the carrying value of that loan.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession that the Company would not otherwise consider is made because a borrower is experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are initially classified as impaired.

Unallocated reserves

An unallocated reserve is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated reserve of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value.  Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

Foreclosed and repossessed assets

Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at the lower of the investment in the loan or fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations, changes in the valuation allowance, any direct write-downs and gains or losses on sales are included in other real estate owned expense.

Capitalized mortgage servicing rights

Capitalized mortgage servicing rights are included in “other assets” in the consolidated balance sheet.  Servicing assets are initially recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. The Company uses the amortization method to subsequently measure servicing assets.  Under that method, capitalized mortgage servicing rights are charged to expense in proportion to and over the period of estimated net servicing income.  Fair value of the mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Transfers of financial assets

Transfers of an entire financial asset, group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

Effective January 1, 2010, the Company adopted accounting guidance pertaining to transfers of financial assets. During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan.  In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing.  In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company did not identify uncertain tax positions requiring accrual or disclosure at year-end 2010.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2010, 2009 and 2008.

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

Advertising costs

Advertising costs are expensed as incurred.

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

Earnings per common share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.  Treasury shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2010	2009	2008

Net income (loss)	$13,738	$(16,067)	$22,244
Less: cumulative preferred stock dividends and accretion	-	1,030	-
Less: deemed dividend resulting from preferred stock repayment	-	2,954	-
Net income (loss) available to common stockholders	$13,738	$(20,051)	$22,244

Average number of common shares issued	15,849	15,239	12,869
Less: average number of treasury shares	1,818	1,930	2,046
Less: average number of unvested stock award shares	169	120	123
Average number of basic common shares outstanding	13,862	13,189	10,700
Plus: dilutive effect of unvested stock award shares	25	-	20
Plus: dilutive effect of stock options outstanding	9	-	71
Average number of diluted common shares outstanding	13,896	13,189	10,791

Earnings (loss) per average basic common share	$0.99	$(1.52)	$2.08
Earnings (loss) per average diluted common share	$0.99	$(1.52)	$2.06

For 2010, 301 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the year ended 2009, 120 thousand shares of restricted stock and 430 thousand options were anti-dilutive and therefore excluded from the earnings per share calculation.  For the year ended 2008, 115 thousand options were anti-dilutive and therefore excluded from the earnings per share calculation.

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

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in other non-interest income.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative commitments.  These contracts are accounted for as derivative instruments and are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in other non-interest income.  Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.  In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

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

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using unobservable techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

FASB ASU No. 2010-20, “Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. In July 2010, the FASB issued ASU 2010-20 which requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance required significant additional loan disclosures included in Notes 1 and 6 to the Company’s December 31, 2010 financial statements.

2.         MERGERS AND ACQUISITIONS

The Rome Bancorp and Legacy Bancorp Mergers

Rome

On October 12, 2010, the Company entered into a merger agreement with Rome Bancorp, Inc. (“Rome”), the parent company of The Rome Savings Bank (“Rome Bank”), pursuant to which Rome will merge with and into the Company in a transaction to be accounted for as a stock purchase. It is expected that Rome Bank will also merge with and into Berkshire Bank.  Located in Rome, New York, Rome Bancorp had $327 million in total assets at December 31, 2010 (unaudited) and, through Rome Bank, provides community bank services through five banking offices located in the Rome area.

Under the terms of this merger agreement, 70% of the outstanding shares of Rome common stock will be converted into the right to receive 0.5658 shares of Company common stock for each share of Rome and the remaining 30% of outstanding shares of Rome will be exchanged for $11.25 in cash.  Rome stockholders will have the right to elect to receive cash or Company common stock as outlined above, subject to 70% of Rome common stock receiving Company stock and the proration procedures contained in the merger agreement.

On March 9, 2011, the Rome shareholders voted to approve the merger agreement. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals. The merger is currently expected to be completed in April 2011.  If the merger is not consummated under certain circumstances, Rome has agreed to pay the Company a termination fee of $3.5 million.

Legacy

On December 21, 2010, the Company entered into a merger agreement with Legacy Bancorp, Inc. (“Legacy”), the parent company of Legacy Banks, pursuant to which Legacy will merge with and into the Company in a transaction to be accounted for as a stock purchase. It is expected that Legacy Banks will also merge with and into Berkshire Bank.  Located in Pittsfield, Massachusetts, Legacy had $917 million in total assets at December 31, 2010 (unaudited) and, through Legacy Banks, operates 19 banking offices providing a range of banking services in western Massachusetts and eastern New York.

Under the terms of this merger agreement, each outstanding share of Legacy common stock will be converted into the right to receive 0.56385 shares of Company common stock and $1.30 in cash.

The transaction is subject to closing conditions, including the receipt of regulatory approvals and approval by the shareholders of the Company and Legacy. The merger is currently expected to be completed in July 2011.    It is anticipated that regulatory approval will require the divestiture of some deposits in Berkshire County, Massachusetts, and in certain circumstances, the Legacy shareholders may be entitled to a cash payment for a portion of the divestiture sale proceeds, as set forth in the merger agreement.  If the merger is not consummated under specified circumstances, Legacy has agreed to pay the Company a termination fee of $4.3 million.

The Rome and Legacy mergers will be accounted for using acquisition accounting. The results of Rome and Legacy's operations will be included in our 2011 Consolidated Statement of Income from the date of acquisition. The Company incurred $447 thousand in merger and acquisition expenses related to the Rome and Legacy mergers during the year ended December 31, 2010.

The Center for Financial Planning Acquisition

In January 2008, the Company acquired the Center for Financial Planning (“CFP”) in Albany, New York. This acquisition provided a foundation for the Bank’s New York region wealth management and investment services. The acquisition was accounted for as a purchase transaction with all cash consideration funded through internal sources. The operating results of CFP are included with the Company's results of operations since the date of acquisition.

3.         CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, amounts due from banks, and short-term investments with original maturities of three months or less.    Short-term investments included $5.6 million pledged as collateral support for derivative financial contracts at year-end 2010; this amount was $1.6 million at year-end 2009.  The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $6.1 million and $6.4 million at year-end 2010 and 2009, respectively.

4.         TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $14.6 million and $15.0 million and a fair value of $16.2 million and $15.9 million at year-end 2010 and 2009, respectively. Gains (losses) recorded through income on this security totaled $0.7 million and ($2.2) million for 2010 and 2009, respectively.  As discussed further in Note 14-Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at year-end 2010 and 2009.

5.         SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale (“AFS”) and securities held to maturity (“HTM”):

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Securities available for sale
Debt securities:
Municipal bonds and obligations	$79,292	$1,008	$(394)	$79,906
Government guaranteed residential mortgage-backed securities	25,801	370	(7)	26,164
Government-sponsored residential mortgage-backed securities	144,493	2,806	(580)	146,719
Corporate bonds	18,307	73	(90)	18,290
Trust preferred securities	22,222	316	(2,683)	19,855
Other bonds and obligations	402	2	(1)	403
Total debt securities	290,517	4,575	(3,755)	291,337

Marketable equity securities	15,756	3,217	(68)	18,905
Total securities available for sale	306,273	7,792	(3,823)	310,242

Securities held to maturity
Municipal bonds and obligations	7,069	-	-	7,069
Government-sponsored residential mortgage-backed securities	83	3	-	86
Tax advantaged economic development bonds	48,861	1,155	-	50,016
Other bonds and obligations	423	-	-	423
Total securities held to maturity	56,436	1,158	-	57,594

Total	$362,709	$8,950	$(3,823)	$367,836

December 31, 2009
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,277	$1,836	$(329)	$74,784
Government guaranteed residential mortgage-backed securities	12,923	224	(116)	13,031
Government-sponsored residential mortgage-backed securities	179,674	4,714	(143)	184,245
Corporate bonds	36,941	641	(245)	37,337
Trust preferred securities	9,285	-	(2,370)	6,915
Other bonds and obligations	5,481	9	(20)	5,470
Total debt securities	317,581	7,424	(3,223)	321,782

Marketable equity securities	2,679	55	(171)	2,563
Total securities available for sale	320,260	7,479	(3,394)	324,345

Securities held to maturity
Municipal bonds and obligations	14,737	-	-	14,737
Government-sponsored residential mortgage-backed securities	139	3	-	142
Tax advantaged economic development bonds	42,572	951	(8)	43,515
Other bonds and obligations	173	-	-	173
Total securities held to maturity	57,621	954	(8)	58,567

Total	$377,881	$8,433	$(3,402)	$382,912

At year-end 2010 and 2009, accumulated net unrealized gains on AFS securities included in accumulated other comprehensive income were $4.0 million and $4.1 million, respectively, net of a related income tax liability of $1.5 million for both years.

The amortized cost and estimated fair value of AFS and HTM securities by contractual maturity at year-end 2010 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$15,062	$15,150	$4,153	$4,153
Over 1 year to 5 years	3,375	3,301	1,735	1,735
Over 5 years to 10 years	24,065	24,364	30,690	31,405
Over 10 years	77,721	75,639	19,775	20,215
Total bonds and obligations	120,223	118,454	56,353	57,508

Marketable equity securities	15,756	18,905	-	-
Residential mortgage-backed securities	170,294	172,883	83	86

Total	$306,273	$310,242	$56,436	$57,594

At year-end 2010 and 2009, the Company had pledged securities as collateral for certain municipal deposits, for certain customer deposits, and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 11- Borrowings & Junior Subordinated Debentures.

	2010		2009
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Securities pledged to swap counterparties	$30,071	$30,751	$22,563	$23,314
Securities pledged for municipal deposits	15,078	15,465	10,882	11,297
Securities pledged for customer deposits	1,788	1,877	2,428	2,518

Total	$46,937	$48,093	$35,873	$37,129

In 2010, the Company did not sell any AFS securities.  Proceeds from the sale of AFS securities in 2009 and 2008 were $6.3 million and $10.1 million, respectively.  The components of net realized losses on the sale of AFS securities are as follows.  These amounts were reclassified out of accumulated other comprehensive loss and into earnings:

(In thousands)	2010	2009	2008

Gross realized gains	$-	$82	$62
Gross realized losses	-	86	84

Net realized losses	$-	$(4)	$(22)

The income tax benefit attributable to net realized losses in 2009 and 2008 was $1 thousand and $7 thousand, respectively.

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2010

Securities available for sale
Debt securities:
Municipal bonds and obligations	$335	$15,630	$59	$1,195	$394	$16,825
Government guaranteed residential
mortgage-backed securities	7	5,125	-	-	7	5,125
Government-sponsored residential
mortgage-backed securities	580	54,056	-	-	580	54,056
Corporate bonds	15	1,985	75	2,920	90	4,905
Trust preferred securities	5	2,041	2,678	4,529	2,683	6,570
Other bonds and obligations	-	-	1	309	1	309
Total debt securities	942	78,837	2,813	8,953	3,755	87,790

Marketable equity securities	-	-	68	1,432	68	1,432

Total	$942	$78,837	$2,881	$10,385	$3,823	$89,222

December 31, 2009

Securities available for sale
Debt securities:
Municipal bonds and obligations	$17	$2,984	$312	$7,128	$329	$10,112
Government guaranteed residential
mortgage-backed securities	116	5,113	-	-	116	5,113
Government-sponsored residential
mortgage-backed securities	143	21,610	-	-	143	21,610
Corporate bonds	-	-	245	2,748	245	2,748
Trust preferred securities	-	-	2,370	6,915	2,370	6,915
Other bonds and obligations	-	-	20	440	20	440
Total debt securities	276	29,707	2,947	17,231	3,223	46,938

Marketable equity securities	-	-	171	1,104	171	1,104
Total securities available for sale	276	29,707	3,118	18,335	3,394	48,042

Securities held to maturity
Tax advantaged economic development bonds	8	1,569	-	-	8	1,569
Total securities held to maturity	8	1,569	-	-	8	1,569

Total	$284	$31,276	$3,118	$18,335	$3,402	$49,611

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2010, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio sales. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS portfolio were not other-than-temporarily impaired at year-end 2010:

AFS municipal bonds and obligations

At year-end 2010, 26 out of a total of 139 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, all insured except for one AAA bond, and all general obligation or water and sewer revenue bonds. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to have to the market.  At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that we are appropriately compensated for that risk.  There were no material underlying credit downgrades during 2010. All securities are performing.

AFS residential mortgage-backed securities

At year-end 2010, 13 out of a total of 103 securities in the Company’s portfolio of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s AFS residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2010. All securities are performing.

AFS corporate bonds

At year-end 2010, 2 out of a total of 10 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2% of the amortized cost. The securities are investment grade rated, and there were no material underlying credit downgrades during 2010. The securities are performing.

AFS trust preferred securities

At year-end 2010, 5 out of 7 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 29% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.  Except for the security discussed below, the aggregate unrealized loss on the other securities in unrealized loss positions represented less than 2% of their amortized cost.

At year-end 2010, $2.4 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities.  The Company evaluated the security, with a Level 3 fair value of $0.2 million, for potential other-than-temporary impairment (“OTTI”) at December 31, 2010 and determined that OTTI was not evident based on both the Company’s more likely than not ability to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $38 million in excess subordination above current and projected losses.  The security is performing.

AFS other bonds and obligations

At year-end 2010, 4 out of a total of 7 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of the securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during 2010. All securities are performing.

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

At year-end 2010, 1 out of a total of 14 securities in the Company’s portfolio of marketable equity securities was in an unrealized loss position. The unrealized loss represented 5% of the amortized cost of the security. The Company has the intent and ability to hold the security until a recovery of its cost basis and does not consider the security other-than-temporarily impaired at year-end 2010. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion.

6.         LOANS

Year-end loans consisted of the following:

(In thousands)	2010	2009

Residential mortgages:
1-4 family	$619,969	$587,104
Construction	25,004	21,903
Total residential mortgages	644,973	609,007

Commercial mortgages:
Construction	126,824	110,703
Single and multi-family	86,925	80,624
Commercial real estate	711,824	660,501
Total commercial mortgages	925,573	851,828

Commercial business loans:
Asset based lending	98,239	-
Other commercial business loans	187,848	186,044
Total commercial business loans	286,087	186,044

Total commercial loans	1,211,660	1,037,872

Consumer loans:
Home equity	226,458	211,727
Other	59,071	103,052
Total consumer loans	285,529	314,779

Total loans	$2,142,162	$1,961,658

Included in year-end total loans were the following:

(In thousands)	2010	2009
Unamortized net loan origination costs	$5,478	$7,133
Unamortized net premium on purchased loans	296	102
Total unamortized net costs and premiums	$5,774	$7,235

The Company occasionally transfers a portion of its originated commercial real estate loans to participating lending partners.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and its lending partners share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans, collects cash payments from the borrowers, remits payments (net of servicing fees), and disburses required escrow funds to relevant parties.  At year-end 2010 and 2009, the Company was servicing loans for participants totaling $69 million and $57 million, respectively.

During 2010, the Company purchased residential mortgage loans aggregating $32.3 million and sold residential mortgage loans aggregating $105.9 million.

Most of the Company’s lending activity occurs within its primary markets in western Massachusetts, southern Vermont and northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans.  Year-end loans to operators of non-residential buildings totaled $253 million, or 11.8%, and $238 million, or 12.1%, of total loans in 2010 and 2009, respectively.  There were no other concentrations of loans related to any one industry in excess of 10% of total loans at year-end 2010 or 2009.

At year-end 2010, the Company had pledged loans totaling $70.8 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements.  Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances.  See Note 11- Borrowings & Junior Subordinated Debentures.

At year-end 2010 and 2009, the Company’s commitments outstanding to related parties totaled $41.5 million and $33.4 million, respectively, and the loans outstanding against these commitments totaled $32.6 million and $26.5 million, respectively.    Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members.  For the years 2010 and 2009, all related party loans were performing.  Year-end aggregate extensions of credit to one related party totaled $31.4 million in 2010 and $25.3 million in 2009.  There were new extensions of credit to this party in the amount of $8.2 million and $37.8 million in 2010 and 2009, respectively. Reductions of extensions of credit (including loan repayments) to this party were $2.1 million and $16.8 million in 2010 and 2009, respectively.

The following is a summary of past due loans at year-end 2010:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due> 90 days and Accruing
Residential mortgages:
1-4 family	$2,103	$1,598	$1,936	$5,637	$614,332	$619,969	$-
Construction	-	104	237	341	24,663	25,004	-
Total	2,103	1,702	2,173	5,978	638,995	644,973	-
Commercial mortgages:
Construction	-	-	1,962	1,962	124,862	126,824	-
Single and multi-family	-	-	1,514	1,514	85,411	86,925	88
Commercial real estate	389	74	6,442	6,905	704,919	711,824	342
Total	389	74	9,918	10,381	915,192	925,573	430
Commercial Business loans:
Asset based lending	-	-	-	-	98,239	98,239	-
Other	111	128	1,617	1,856	185,992	187,848	312
Total	111	128	1,617	1,856	284,231	286,087	312
Consumer loans:
Home equity	119	20	856	995	225,463	226,458	147
Other	780	245	202	1,227	57,844	59,071	165
Total	899	265	1,058	2,222	283,307	285,529	312
Total	$3,502	$2,169	$14,766	$20,437	$2,121,725	$2,142,162	$1,054

Activity in the allowance for loan losses for 2010 and 2009 was as follows:

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2010
Balance at beginning of year	$2,897	$19,282	$6,011	$2,749	$877	$31,816
Charged-off loans	(409)	(6,403)	(2,685)	(1,188)	-	(10,685)
Recoveries on charged-off loans	213	794	1,094	140	-	2,241
Provision for loan losses	376	5,788	1,618	489	346	8,526
Balance at end of year	3,077	19,461	6,038	2,099	1,223	31,898
Ending balance: individually evaluated for impairment	246	2,151	92	-	-	2,489
Ending balance: collectively evaluated for impairment	2,831	17,310	5,946	2,099	1,223	29,409

2009
Balance at beginning of year	$1,895	$12,814	$3,982	$3,003	$1,214	$22,908
Charged-off loans	(2,016)	(27,596)	(5,945)	(3,586)	-	(39,143)
Recoveries on charged-off loans	-	22	64	235	-	321
Provision for loan losses	3,018	34,042	7,910	3,097	(337)	47,730
Balance at end of year	2,897	19,282	6,011	2,749	877	31,816
Ending balance: individually evaluated for impairment	230	4,121	2,058	-	-	6,409
Ending balance: collectively evaluated for impairment	2,667	15,161	3,953	2,749	877	25,407

Activity in the allowance for loan losses for 2008 was as follows:

(In thousands)	2008

Balance at beginning of year	$22,116
Provision for loan losses	4,580
Loans charged-off	(4,442)
Recoveries	654

Balance at end of year	$22,908

The following is a summary of impaired loans at year-end 2010 and 2009 and for the years then ended:

	At December 31, 2010			Year Ended December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$201	$201	$-	$995	$18
Residential mortgages - construction	-	-	-	91	-
Commercial business - other	8,596	8,596	-	8,972	227
Consumer - home equity	397	397	-	237	5

With an allowance recorded:
Residential mortgages - 1-4 family	$973	$1,206	$233	$1,108	$18
Residential mortgages - construction	178	191	13	32	-
Commercial mortgages - construction	1,432	1,735	303	1,236	-
Commercial mortgages - single and multifamily	772	1,211	439	307	12
Commercial mortgages - real estate	1,594	3,003	1,409	9,886	404
Commercial business - other	10	102	92	17,490	33

Total
Residential mortgages	$1,352	$1,598	$246	$2,226	$36
Commercial mortgages	3,798	5,949	2,151	11,429	416
Commercial business	8,606	8,698	92	26,462	260
Consumer	397	397	-	237	5
Total impaired loans	$14,153	$16,642	$2,489	$40,354	$717

	At December 31, 2009			Year Ended December 31, 2009
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$1,456	$1,456	$-	$771	$57
Residential mortgages - construction	109	109	-	36	2
Commercial mortgages - construction	5,181	5,181	-	5,989	182
Commercial mortgages - real estate	16,508	16,508	-	17,574	529
Commercial business - other	3,761	3,761	-	1,708	70

With an allowance recorded:
Residential mortgages - 1-4 family	$1,068	$1,298	$230	$511	$21
Commercial mortgages - construction	5,224	5,694	470	4,670	39
Commercial mortgages - single and multifamily	70	75	5	100	8
Commercial mortgages - real estate	16,140	19,786	3,646	5,763	159
Commercial business - other	971	3,029	2,058	1,736	56

Total
Residential mortgages	$2,633	$2,863	$230	$1,318	$80
Commercial mortgages	43,123	47,244	4,121	34,096	917
Commercial business	4,732	6,790	2,058	3,444	126
Total impaired loans	$50,488	$56,897	$6,409	$38,858	$1,123

No additional funds are committed to be advanced in connection with impaired loans.

The following is a summary of impaired loans at year-end 2008 and for the year then ended:

(In thousands)	2008

Investment in impaired loans	$28,607
Impaired loans with no valuation allowance	21,503
Impaired loans with a valuation allowance	7,104
Specific valuation allowance allocated to impaired loans	1,014
Average investment in impaired loans during the year	16,293
Cash basis impaired loan income received during the year	560
Total loans past due ninety days or more and still accruing	923

The following is summary information pertaining to non-accrual loans at year-end 2010 and 2009:

(In thousands)	2010	2009
Residential mortgages:
1-4 family	$1,936	$2,976
Construction	237	328
Total	2,173	3,304

Commercial mortgages:
Construction	1,962	9,672
Single and multi-family	1,426	259
Real estate	6,100	21,986
Total	9,488	31,917

Commercial business loans - other	1,305	3,115

Consumer loans:
Home equity	709	130
Other	37	234
Total	746	364

Total non-accrual loans	$13,712	$38,700

Credit Quality Information

The Company utilizes a ten grade internal loan rating system for each of its commercial real estate, construction and commercial loans as follows:

10	Minimal Risk

A relationship which provides an adequate return on investment to the Company, have been stable during the last three years and have a superior financial condition as determined by a comparison with the industry.  In addition, management must be of unquestionable character and have strong abilities as measured by their long-term financial performance

20	Moderate Risk

A relationship which does not appear to possess more than the normal degree of credit risk.  Overall, the borrower’s financial statements compare favorably with the industry.  A strong secondary repayment source exists and the loan is performing as agreed.

30	Acceptable

A relationship which possesses most of the characteristics found in the Moderate Risk category, however, due to either poor economic conditions or recent capital expenditures additional support is required.  Start-up businesses and construction loans will generally be assigned to this category as well.

40	Pass/Watch

Borrowers in this category may be more highly leveraged than their industry peers and experience moderate losses relative to net worth.  Trends and performance i.e. sales and earnings, leverage, etc. may be negative.  Management’s ability may be questionable, or perhaps untested.  The industry may be experiencing either temporary or long term pressures.  Collateral values are seen as more important in assessing risk than in higher quality loans.  Failure to meet required line clean-up periods or other terms and conditions, including some slow payments may also predicate this grade.

50	Watch List

A classification assigned to all relationships for credits with potential weaknesses which present a higher than normal credit risk, but not to the point of requiring a Substandard loan classification.  No loss of principal or interest is anticipated, however, these credits are followed closely, and if necessary, remedial plans to reduce the Company’s risk exposure are established.

60	Substandard - Performing

A classification assigned to a credit that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Substandard loans will be evaluated on at least a quarterly basis to determine if an additional allocation of the Company’s allowance for loan loss is warranted.

70	Substandard – Non-performing

A classification given to Substandard credits which have deteriorated to the point that management has placed the accounts on non-accrual status due to delinquency exceeding 90 days or where the Company has determined that collection of principal and interest in full is unlikely.

80	Doubtful

Loans classified as doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, highly questionable and improbable.  Collection in excess of 50% of the balance owed is not expected.

90	Loss

Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be possible in the future.

100	Small Business Credit Express Loans

Grade established for all small business credits deemed pass rated or better.

The Company risk rates its residential mortgages, including 1-4 family and residential construction loans, based on a three rating system: Pass, Special Mention and Substandard. Loans that are current within 59 days are rated Pass. Residential mortgages that are 60-89 days delinquent are rated Special Mention. Loans delinquent for 90 days or greater are rated Substandard. Residential mortgages are put on non-accrual status if rated Special Mention or worse. Home equity loans are risk rated based on the same rating system as the Company’s residential mortgages.

Other consumer loans, including auto loans, are rated based on a two rating system. Loans that are current within 119 days are rated Performing while loans delinquent for 120 days or more are rated Nonperforming. Other consumer loans are placed on non-accrual at such time as they become Nonperforming.

The following table presents the Company’s loans by risk rating at year-end 2010 and 2009:

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade
	1-4 family		Construction		Total residential mortgages
(In thousands)	2010	2009	2010	2009	2010	2009
Grade:
Pass	$616,435	$583,545	$24,663	$21,547	$641,098	$605,092
Special mention	1,598	584	104	27	1,702	611
Substandard	1,936	2,975	237	329	2,173	3,304
Total	$619,969	$587,104	$25,004	$21,903	$644,973	$609,007

Commercial Mortgages
Credit Risk Profile by Creditworthiness Category
	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Grade:
Pass	$100,737	$78,098	$82,017	$75,839	$626,571	$540,958	$809,325	$694,895
Special mention	10,803	9,934	381	602	27,377	63,367	38,561	73,903
Substandard	15,095	22,482	4,527	4,183	57,752	56,018	77,374	82,683
Doubtful	189	189	-	-	124	158	313	347
Loss	-	-	-	-	-	-	-	-
Total	$126,824	$110,703	$86,925	$80,624	$711,824	$660,501	$925,573	$851,828

Commercial Business Loans
Credit Risk Profile by Creditworthiness Category
	Asset based lending		Other		Total commercial business loans
(In thousands)	2010	2009	2010	2009	2010	2009
Grade:
Pass	$98,239	$-	$180,321	$166,936	$278,560	$166,936
Special mention	-	-	1,281	6,277	1,281	6,277
Substandard	-	-	6,164	11,027	6,164	11,027
Doubtful	-	-	82	1,804	82	1,804
Loss	-	-	-	-	-	-
Total	$98,239	$-	$187,848	$186,044	$286,087	$186,044

Consumer Loans
Credit Risk Profile Based on Payment Activity
	Home equity		Other		Total consumer loans
(In thousands)	2010	2009	2010	2009	2010	2009
Performing	$225,749	$211,597	$59,034	$102,818	$284,783	$314,415
Non-performing	709	130	37	234	746	364
Total	$226,458	$211,727	$59,071	$103,052	$285,529	$314,779

7.         PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2010	2009	Estimated Useful Life

Land	$3,836	$3,836	N/A
Buildings and improvements	36,302	34,481	5 - 39 years
Furniture and equipment	25,329	22,157	3 - 7 years
Construction in process	1,773	1,794
Premises and equipment, gross	67,240	62,268
Accumulated depreciation and amortization	(28,694)	(24,878)

Premises and equipment, net	$38,546	$37,390

Depreciation and amortization expense for the years 2010, 2009 and 2008 amounted to $3.8 million, $3.9 million, and $3.8 million, respectively.

8.         GOODWILL AND OTHER INTANGIBLES

Year-end goodwill relates to the following reporting units:

(In thousands)	2010	2009

Banking	$138,549	$138,549
Insurance	23,176	23,176
Total	$161,725	$161,725

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2010
Non-maturity deposits	$16,978	$(10,371)	$6,607
Insurance contracts	7,463	(3,178)	4,285
All other intangible assets	1,037	(575)	462
Total	$25,478	$(14,124)	$11,354

December 31, 2009
Non-maturity deposits	$16,978	$(8,209)	$8,769
Insurance contracts	7,463	(2,444)	5,019
All other intangible assets	1,037	(450)	587
Total	$25,478	$(11,103)	$14,375

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from five to ten years. Amortization expense related to intangible assets totaled $3.0 million in 2010, $3.3 million in 2009, and $3.8 million in 2008. There were no additions to intangible assets in 2010.

The estimated aggregate future amortization expense for intangible assets remaining at of year-end 2010 is as follows: 2011- $2.8 million; 2012- $2.6 million; 2013- $2.4 million; 2014- $2.0 million; 2015- $1.0 million and thereafter- $612 thousand.

For 2010, the Company performed the first step of the goodwill impairment assessment on its two reporting units, banking and insurance, by applying a combination of market and discounted cash flow valuation methodologies. As a result of this assessment, no further evaluation was required, and no impairment was recorded.

For the years 2010, 2009 and 2008, no impairment charges were identified for the Company’s intangible assets.

9.	OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2010	2009

Net deferred tax asset	$16,252	$11,759
Capitalized mortgage servicing rights	2,035	1,620
Accrued interest receivable	8,769	8,498
Investment in tax credits	9,225	8,688
Prepaid FDIC insurance	8,053	10,903
Federal and state tax receivable	2,637	12,329
Derivative assets	7,673	3,267
Other	3,576	5,374
Total other assets	$58,220	$62,438

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $319.8 million, $245.2 million, and $110.9 million at year-end 2010, 2009, and 2008, respectively.  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  At inception, capitalized mortgage servicing rights approximates the capitalized net present value of fee income streams generated from servicing these loans.  The fair value of these rights is based on discounted cash flow projections.  The fair value approximated carrying value at year-end 2010 and 2009.  Contractually specified servicing fees were $2.0 million, $1.8 million, and $178 thousand for the years 2010, 2009, and 2008, respectively.  The significant assumptions used in the valuation at year-end 2010 included a discount rate of 11% and pre-payment speed assumptions ranging from 13.7% to 14.9%. Net gains on sales of mortgage loans were $851 thousand, $890 thousand, and $178 thousand for the years 2010, 2009, and 2008, respectively.

Mortgage servicing rights activity was as follows:

(In thousands)	2010	2009	2008

Balance at beginning of year	$1,620	$901	$1,203
Additions	1,121	1,577	-
Amortization	(528)	(714)	(302)
Valuation allowance	(178)	(144)	-
Balance at end of year	$2,035	$1,620	$901

10.	DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2010	2009

Maturity date:
Within 1 year	$393,944	$464,422
Over 1 year to 2 years	140,842	134,733
Over 2 years to 3 years	79,436	41,667
Over 3 years to 4 years	63,258	58,936
Over 4 years to 5 years	48,765	60,798
Over 5 years	14,879	11,006
Total	$741,124	$771,562

Account balances:
Less than $100,000	$368,770	$381,141
$100,000 or more	372,354	390,421
Total	$741,124	$771,562

11.	BORROWINGS & JUNIOR SUBORDINATED DEBENTURES

Short-term debt includes FHLBB advances with an original maturity of less than one year and outstanding borrowings on lines of credit.  Total short-term debt was $47.0 million and $83.9 million at year-end 2010 and 2009, respectively.  The weighted-average interest rates on short-term debt at year-end 2010 and 2009 were 0.38% and 0.20%, respectively. The Bank also maintains a $3 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit at year-end 2010 and 2009.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement.  During 2010, the Bank did one overnight borrowing with the Federal Reserve Bank in the amount of $25 million in order to test our borrowing line.   The Bank had no other outstanding borrowings with the Federal Reserve Bank in 2010, 2009 or 2008.

Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at year-end 2010 include callable advances totaling $8 million, and amortizing advances totaling $5.8 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of long-term FHLBB advances at year-end 2010 and 2009 is as follows:

	2010		2009
		Weighted		Weighted
(In thousands)	Amount	Average Rate	Amount	Average Rate

Fixed rate advances maturing:
2010	$-	-%	$10,000	2.99%
2011	610	5.70	610	5.70
2013	3,000	4.89	3,000	4.89
2014	10,207	5.00	10,219	5.00
2016 and beyond	10,443	4.15	10,516	4.14
Total fixed rate advances	24,260	4.64	34,345	4.15

Variable rate advances maturing:
2012	34,874	0.37	34,807	0.48
2013	58,673	0.53	58,192	1.24
2014	20,000	0.51	20,000	0.46
2015	20,000	0.34	-	-
2016 and beyond	40,000	0.34	60,000	0.34
Total variable rate advances	173,547	0.43	172,999	0.68

Total FHLBB advances	$197,807	0.94%	$207,344	1.26%

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.13% at year-end 2010. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

12.	OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2010	2009

Derivative liabilities	$18,717	$13,720
Other	9,297	8,693
Total other liabilities	$28,014	$22,413

13.	INCOME TAXES

Income tax expense (benefit) is as follows:
(In thousands)	2010	2009	2008

Current:
Federal tax expense (benefit)	$6,634	$(6,578)	$4,993
State tax expense	2,004	95	2,914
Total current expense (benefit)	8,638	(6,483)	7,907
Deferred :
Federal tax (benefit) expense	(3,114)	(4,661)	1,327
State tax (benefit) expense	(1,411)	(505)	371
Total deferred (benefit) expense	(4,525)	(5,166)	1,698
Decrease in valuation allowance	-	-	(793)
Total income tax expense (benefit)	$4,113	$(11,649)	$8,812

The effective income tax rate differs from the statutory tax rate as a result of the following:

	2010	2009		2008

Statutory tax rate	35.0%	(35.0	) %	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2.2	1.0		6.9
Tax exempt income - investments	(12.5)	(6.3)		(5.5)
Bank-owned life insurance	(2.5)	(1.6)		(1.6)
Change in valuation allowance	-	-		(2.6)
Other, net	0.8	(0.1)		(3.8)

Effective tax rate	23.0%	(42.0	) %	28.4%

Year-end deferred tax assets (liabilities) relate to the following:

(In thousands)	2010	2009
Allowance for loan losses	$18,668	$12,997
Intangible amortization	(6,916)	(7,367)
Bonus depreciation on premises and equipment	(2,686)	45
Investment tax credits	2,688	4,582
Net unrealized loss on swaps and securities available for sale in OCI	2,189	2,489
Employee benefit plans	1,523	1,283
Investments	278	(1,846)
Purchase accounting adjustments	23	(492)
Other	485	68
Deferred tax asset, net	$16,252	$11,759

Management believes that it is more likely than not that the Company will realize its net deferred tax assets based on anticipated future levels of pre-tax income.  As a result, a valuation allowance has not been established. Actual future income may differ from management’s expectations which could lead the Company to establish an allowance in future years.

The Company is no longer subject to U.S. federal income tax examinations for tax years before 2007. Adjustments, penalties and interest resulting from the most recent examination of the 2002 and 2003 tax years did not have a significant impact on the Company’s financial statements.  Management believes that the tax benefits taken by the Company for the years 2007 - 2010 will more likely than not be sustained upon examination by taxing authorities; thus no reserves for uncertain tax positions were recorded at year-end 2010 and 2009.

14.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2010, the Company held derivatives with a total notional amount of $475 million. Of this total, interest rate swaps with a combined notional amount of $160 million were designated as cash flow hedges and $289 million have been designated as economic hedges.  The remaining $26 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At year-end 2010, no derivatives were designated as hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at year-end 2010.

The Company pledged collateral to derivative counterparties in the form of cash totaling $5.6 million and securities with an amortized cost of $30.1 million and a fair value of $30.8 million at year-end 2010. No collateral was posted from counterparties to the Company in return. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at year-end 2010 follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	2.7	0.29%	4.00%	$(7,696)
Forward-starting interest rate swaps on FHLBB borrowings	40,000	2.8	-	3.13	(468)
Interest rate swaps on junior subordinated debentures	15,000	3.4	2.13	5.54	(1,142)
Total cash flow hedges	160,000				(9,306)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	14,559	18.9	0.63	5.09	(1,757)
Interest rate swaps on loans with commercial loan customers	137,295	6.5	2.93	6.04	(7,374)
Reverse interest rate swaps on loans with commercial loan customers	137,295	6.5	6.04	2.93	7,406
Total economic hedges	289,149				(1,725)

Non-hedging derivatives:
Commitments to originate residential mortgage loans	13,172	0.2			(280)
Commitments to sell residential mortgage loans	13,172	0.2			267
Total non-hedging derivatives	26,344				(13)

Total	$475,493				$(11,044)

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at year-end 2009 follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$145,000	4.7	0.28%	4.15%	$(8,874)
Interest rate swaps on junior subordinated debentures	15,000	4.4	2.12	5.54	(668)
Total cash flow hedges	160,000				(9,542)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	15,000	19.9	0.60	5.09	(1,018)
Interest rate swaps on loans with commercial loan customers	93,962	7.0	2.50	6.32	(2,887)
Reverse interest rate swaps on loans with commercial loan customers	93,962	7.0	6.32	2.50	2,962
Total economic hedges	202,924				(943)

Non-hedging derivatives:
Commitments to originate residential mortgage loans	22,668	0.2			(273)
Commitments to sell residential mortgage loans	22,668	0.2			305
Total non-hedging derivatives	45,336				32

Total	$408,260				$(10,453)

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

The Company has entered into several interest rate swaps with an aggregate notional amount of $105 million to convert the LIBOR based floating interest rates on a $105 million portfolio of FHLBB advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.  In the third quarter of 2010, the Company terminated $40 million notional amount of interest rate swaps that were used to convert floating based FHLBB advances to a fixed rate.  The Company has retained the floating rate advances and fully anticipates holding these advances until maturity.  Net gains and losses for terminated cash flow hedges remain in accumulated other comprehensive income and are amortized into earnings in the same period or periods during which the originally hedged forecasted transaction affects earnings.  Management’s decision to terminate the swaps was based on its assessment that these hedges were no longer needed to execute management’s strategy for balance sheet management.

The Company has also entered into four forward-starting interest rate swaps each with a notional value of $10 million. Two of these swaps take effect in April 2012 and the other two take effect in April 2013. Each of these swaps have a one year duration. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

The Company has also entered into an interest rate swap with a notional value of $15 million to convert the floating rate interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures.

Amounts included in the Consolidated Statements of Operations and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Years Ended December 31,
(In thousands)	2010	2009

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(4,738)	$7,462

Elimination of unrealized loss for termination of swaps	5,448	-

Realized loss recognized in accumulated other comprehensive loss for termination of swaps	(6,382)	-

Reclassification of realized loss (gain) from accumulated other comprehensive loss to interest expense for termination of swaps	319	(741)

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	83	62

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	2,174	(2,601)

Interest rate swaps on junior subordinated debentures:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	(474)	503

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	196	(197)
Other comprehensive (loss) income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(3,374)	$4,488

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$5,327	$4,587
Net interest expense recognized in interest expense on junior subordinated debentures	$509	$420

The Company’s accumulated other comprehensive loss totaled $6.4 million at year-end 2010. Of this loss, $15.3 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $6.4 million, and $4.0 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $1.5 million.

The Company’s accumulated other comprehensive loss totaled $3.0 million at year-end 2009. Of this loss, $5.2 million was attributable to accumulated losses on cash flow hedges, net of deferred taxes of $4.3 million, and $2.2 million was attributable to accumulated gains on available-for-sale securities, net of deferred taxes of $1.8 million.

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the years ended 2010 and 2009.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.3 million will be reclassified as an increase to interest expense.

Economic hedges and non-hedging derivatives

The Company has an interest rate swap with a $14.6 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $32 thousand at year-end 2010 and were not material to the financial statements.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to Fannie Mae.  These commitments are considered derivative financial instruments and are recorded at fair value with any changes in fair value recorded through earnings.

Amounts included in the Consolidated Statements of Operations related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2010	2009

Economic hedges
Interest rate swap on industrial revenue bond:

Net interest expense recognized in interest and dividend income on securities	$(666)	$(665)

Unrealized (loss) gain recognized in other non-interest income	(739)	2,281

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	4,487	1,054

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(4,487)	(1,054)

(Unfavorable) favorable change in credit valuation adjustment recognized in other non-interest income	$(43)	$276

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$(519)	$(630)

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$535	$769

15.	OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at year-end:

(In thousands)	2010	2009

Commitments to originate new loans	$46,214	$78,800
Unused funds on commercial and other lines of credit	154,716	115,493
Unadvanced funds on home equity lines of credit	172,117	177,118
Unadvanced funds on construction and real estate loans	122,086	61,004
Standby letters of credit	32,404	28,503
Tax credit commitments	4,648	5,177
Total	$532,185	$466,095

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2010.

Tax credit commitments are contractual obligations to provide capital contributions to tax credit partnerships that support low income housing initiatives.

Operating lease commitments. Future minimum rental payments required under operating leases at year-end 2010 are as follows: 2011– $3.3 million; 2012 – $3.1 million; 2013 – $3.2 million; 2014 – $3.1 million; 2015 -$3.0 and all years thereafter – $38.9 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2010, 2009 and 2008 amounted to $3.2 million, $2.7 million and $2.6 million, respectively.

Employment and change in control agreements. The Company and the Bank have entered into a three-year employment agreement with one senior executive.  The Company and the Bank also have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at year-end 2010 will have no material effect on the Company’s financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2010 and 2009, the Bank met the capital adequacy requirements.  Regulators may set higher expected capital requirements in some cases based on their examinations.

As of year-end 2010 and 2009, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Bank’s actual and required capital amounts were as follows:

					Minimum to be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010
Total capital to risk-weighted assets	$239,668	10.58%	$181,245	8.00%	$226,557	10.00%
Tier 1 capital to risk-weighted assets	211,304	9.33	90,623	4.00	135,934	6.00
Tier 1 capital to average assets	211,304	8.02	105,341	4.00	131,676	5.00

December 31, 2009
Total capital to risk-weighted assets	$224,594	10.71%	$167,804	8.00%	$209,754	10.00%
Tier 1 capital to risk-weighted assets	198,305	9.45	83,902	4.00	125,853	6.00
Tier 1 capital to average assets	198,305	7.86	100,974	4.00	126,217	5.00

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

(In thousands)	2010	2009
Total stockholders' equity per consolidated financial statements	$387,960	$384,581

Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	(33,992)	(40,845)
Net unrealized gain on available for sale securities	(2,541)	(2,675)
Net unrealized loss on cash flow hedges	4,693	5,149
Net unrealized loss on terminated swaps	3,547	-
Disallowed goodwill and other intangible assets	(148,363)	(147,905)
Total Bank Tier 1 Capital	211,304	198,305

Adjustments for total capital:
Includible allowances for loan losses	28,364	26,289
Total Bank capital per regulatory reporting	$239,668	$224,594

Preferred stock and warrant

On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury.  Pursuant to the agreement, the Company sold 40 thousand shares of Senior Perpetual Preferred Stock, par value $0.01 per share, having a liquidation amount equal to $1 thousand per share, with an attached warrant (the “Warrant”) to purchase 226 thousand shares of the Company’s common stock, par value $0.01 per share, for the aggregate price of $6.0 million, to the U.S. Treasury.  On May 27, 2009, the Company redeemed the preferred stock.  On June 24, 2009, the Company entered into a warrant repurchase agreement with the United States Department of the Treasury and repurchased the Warrant for $1.0 million.  At year-end 2010 and 2009, there were no outstanding preferred stock warrants.

Common stock

The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval.  As of year-end 2010, the Bank could not declare aggregate additional dividends without obtaining regulatory approval based on the above statutory calculation.  Dividends from the Bank are an important source of funds to the Company to make dividend payments on its common and preferred stock, to make payments on its borrowings, and for its other cash needs.  The ability of the Company and the Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements.  The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies relating to capital, safety and soundness, and other regulatory concerns.

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

In the second quarter of 2009, the Company issued a total of 1.6 million shares of $0.01 par value common stock, at a public offering price of $21.50 per share. Total proceeds from the stock issuance totaled $32.4 million net of issuance costs of $2.3 million.

Other comprehensive (loss) income

Comprehensive (loss) income is the total of net income and all other non-owner changes in equity. It is displayed in the Consolidated Statements of Changes in Stockholders’ Equity. Reclassification detail is shown for the years below.

(In thousands)	2010	2009	2008
Unrealized holding (loss) gain on AFS securities during the period	$(116)	$6,958	$(4,816)
Reclassification adjustment for net realized loss on sale of AFS securities	-	4	22
Net unrealized (loss) gain on AFS securities at period end	(116)	6,962	(4,794)
Net loss (gain) on effective cash flow hedging derivatives	319	7,286	(16,828)
Net loss on terminated swap	(6,063)	-	-
Tax effects	2,418	(5,642)	8,831
Total other comprehensive (loss) income, net	$(3,442)	$8,606	$(12,791)

Year-end components of accumulated other comprehensive loss are as follows:

(In thousands)	2010	2009
Net unrealized holding gain on AFS securities	$3,969	$4,085
Net loss on effective cash flow hedging derivatives	(9,222)	(9,542)
Net loss on terminated swap	(6,063)	-
Tax effects	4,906	2,489
Accumulated other comprehensive loss	$(6,410)	$(2,968)

17.	EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) Plan which most employees participate in. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $1.5 million for each of the years 2010, 2009, and 2008.

The Company maintains a supplemental executive retirement plan (“SERP”) for one executive officer. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. At year-end 2010 and 2009, the accrued liability for this SERP was $1.4 million and $1.2 million, respectively. SERP expense was $242 thousand in 2010, $207 thousand in 2009, and $238 thousand in 2008, and is recognized over the required service period.

The Company has endorsement split-dollar life insurance arrangements pertaining to certain current and prior executives. Under these arrangements, the Company purchased policies insuring the lives of the executives, and separately entered into agreements to split the policy benefits with the executive.  There are no post-retirement benefits associated with these policies.

18.	STOCK-BASED COMPENSATION PLANS

The 2003 Equity Compensation Plan permits the granting of a combination of stock awards and incentive and non-qualified stock options to employees and directors. A total of 500 thousand common stock shares were authorized under the plan, as amended. As of year-end 2010, the Company had the ability to grant approximately 87 thousand additional stock and option awards under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2009	99	$24.49	430	$23.35
Granted	139	16.76	-	-
Stock options exercised	-	-	(60)	16.75
Stock awards vested	(53)	25.09	-	-
Forfeited	(14)	19.83	(67)	16.98
Expired	-	-	(151)	27.73
Balance, December 31, 2010	171	$18.42	152	$24.41
Exercisable options, December 31, 2010			151	$24.37

Stock awards

The total compensation cost for stock awards recognized as expense was $1.6 million, $1.4 million, and $1.6 million, in the years 2010, 2009 and 2008, respectively. The total recognized tax benefit associated with this compensation cost was $0.6 million, $0.6 million, and $0.6 million, respectively.

The weighted average fair value of stock awards granted was $16.76, $23.10 and $22.80 in 2010, 2009 and 2008, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.

The total fair value of stock awards vested during 2010, 2009 and 2008 was $913 thousand, $1.4 million and $1.4 million, respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $1.8 million as of year-end 2010. This amount is expected to be recognized over a weighted average period of 2 years.

Option Awards

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company did not grant option awards in 2010 or 2009.

The total intrinsic value of options exercised was $198 thousand, $178 thousand, and $1.1 million for the years 2010, 2009, and 2008, respectively. The weighted average intrinsic value of stock options outstanding at year-end 2010 was $195 thousand, and the similar value of exercisable options was $195 thousand.  The expense pertaining to options vesting in the years 2010, 2009, and 2008 was $5 thousand, $43 thousand, and $55 thousand, respectively.

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

Recurring fair value measurements of financial instruments

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	2010
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$16,155	$16,155
Available-for-sale securities:
Municipal bonds and obligations	-	79,906	-	79,906
Government guaranteed residential mortgage-backed securities	-	26,164	-	26,164
Government-sponsored residential mortgage-backed securities	-	146,719	-	146,719
Corporate bonds	-	18,290	-	18,290
Trust preferred securities	-	19,637	218	19,855
Other bonds and obligations	-	403	-	403
Marketable equity securities	17,428	-	1,477	18,905
Derivative assets	-	7,673	-	7,673
Derivative liabilities	-	18,437	280	18,717

	2009
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$15,880	$15,880
Available-for-sale securities:
Municipal bonds and obligations	-	74,784	-	74,784
Government guaranteed residential mortgage-backed securities	-	13,031	-	13,031
Government-sponsored residential mortgage-backed securities	-	184,245	-	184,245
Corporate bonds	-	37,337	-	37,337
Trust preferred securities	-	6,051	864	6,915
Other bonds and obligations	-	5,470	-	5,470
Marketable equity securities	1,411	-	1,152	2,563
Derivative assets	-	3,267	-	3,267
Derivative liabilities	-	13,447	273	13,720

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

Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and condition, among other things.  The Company holds one trust preferred security and two limited partnership securities in its AFS portfolio which are classified as Level 3. These securities’ fair values are based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool.

Derivative Assets and Liabilities. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.

The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings.

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.

The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. At year-end 2010, liabilities derived from commitments to originate residential mortgage loans for sale totaled $280 thousand. The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the FNMA in secondary markets. These valuations result in a Level 2 classification. At year-end 2010, assets derived from commitments to sell residential mortgage loans totaled $267 thousand.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis for the years ended 2010 and 2009.

	Assets		Liabilities
	Trading	Securities
	Account	Available	Derivative
(In thousands)	Security	for Sale	Liabilities

Balance as of December 31, 2008	$18,144	$1,446	$-

Unrealized loss recognized in other non-interest income	(2,264)	-	(273)
Unrealized gain included in accumulated other comprehensive loss	-	570	-
Balance as of December 31, 2009	15,880	2,016	(273)

Unrealized gain (loss) recognized in other non-interest income	715	-	(7)
Unrealized loss included in accumulated other comprehensive loss	-	(321)	-
Amortization of trading account security	(440)	-	-
Balance as of December 31, 2010	$16,155	$1,695	$(280)

Unrealized gains (losses) relating to instruments still held at December 31, 2010	$1,595	$(2,447)	$-
Unrealized gains (losses) relating to instruments still held at December 31, 2009	$880	$(1,913)	$-

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.  There are no liabilities measured on a non-recurring basis.

				Year Ended
	December 31, 2010			December 31, 2010
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Losses
Assets
Impaired loans	$-	$-	$4,960	$1,512
Other real estate owned	-	-	3,386	1,100
Mortgage servicing rights	-	-	2,035	178

Total Assets	$-	$-	$10,381	$2,790

				Year Ended
	December 31, 2009			December 31, 2009
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Losses
Assets
Impaired loans	$-	$-	$23,473	$5,999
Other real estate owned	-	-	30	227
Mortgage servicing rights	-	-	1,620	144

Total Assets	$-	$-	$25,123	$6,370

Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity for the years ended 2010 and 2009. Held to maturity securities are fair valued using the same methodologies applied to the available for sale securities portfolio.  Most securities in the held to maturity portfolio consist of economic development bonds and issues to local municipalities that are not actively traded and are priced using a discounted cash flows model.  The Company views these as Level 3 pricing.

Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of FHLBB stock having a carrying value of $21.0 million at year-end 2010. FHLBB stock is recorded at par and periodically evaluated for impairment.  The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB and the purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

The FHLBB reported positive net income for 2010 and reinstated its dividend payment in the first quarter of 2011. The Company reviewed recent public filings, rating agency’s analysis which showed investment-grade ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI at year-end 2010. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB though it will continue to be monitored closely.

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

Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during 2010 and 2009.  The Company holds loans in the held for sale category for a period generally less than 3 months and as a result fair value approximates carrying value.

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

Intangibles and Goodwill. The Company’s other intangible balance at year-end 2010 totaled $11.4 million. Other intangibles include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions.  Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years. No impairment was recorded on other intangible assets for 2010 and 2009.

The Company’s Goodwill balance at year-end 2010 and 2009 was $161.7 million. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded on goodwill for 2010 and 2009.  See Note 8 – Goodwill and Other Intangibles.

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

	2010		2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$44,140	$44,140	$32,608	$32,608
Trading security	16,155	16,155	15,880	15,880
Securities available for sale	310,242	310,242	324,345	324,345
Securities held to maturity	56,436	57,594	57,621	58,567
Restricted equity securities	23,120	23,120	23,120	23,120
Net loans	2,110,264	2,051,829	1,929,842	1,833,404
Loans held for sale	1,043	1,043	4,146	4,146
Accrued interest receivable	8,769	8,769	8,498	8,498
Cash surrender value of life insurance policies	46,085	46,085	36,904	36,904
Derivative assets	7,673	7,673	3,267	3,267

Financial Liabilities

Total deposits	$2,204,441	$2,215,307	$1,986,762	$2,007,774
Short-term debt	47,030	47,030	83,860	83,860
Long-term Federal Home Loan Bank advances	197,807	200,746	207,344	208,831
Junior subordinated debentures	15,464	9,742	15,464	9,462
Derivative liabilities	18,717	18,717	13,720	13,720

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

Deposits. The fair value of demand, non-interest bearing checking, savings and money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using market rates offered for deposits of similar remaining maturities.

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

The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp, Inc.  Banking includes the activities of the Bank and its subsidiaries, which provide retail and commercial banking, along with wealth management and investment services.  Insurance includes the activities of BIG, which provides retail and commercial insurance services.  The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp, Inc. Management fees for corporate services provided by the Bank to BIG and the Parent are eliminated.

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

A summary of the Company’s operating segments is as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2010
Net interest income (loss)	$77,802	$-	$(855)	$-	$76,947
Provision for loan losses	8,526	-	-	-	8,526
Non-interest income	19,968	11,193	15,089	(15,091)	31,159
Non-interest expense	70,925	9,380	1,426	(2)	81,729
Income before income taxes	18,319	1,813	12,808	(15,089)	17,851
Income tax expense (benefit)	4,298	745	(930)	-	4,113
Net income	$14,021	$1,068	$13,738	$(15,089)	$13,738

Average assets (in millions)	$2,704	$32	$361	$(359)	$2,738

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2009
Net interest income	$70,673	$-	$13,911	$(14,988)	$69,596
Provision for loan losses	47,730	-	-	-	47,730
Non-interest income	15,764	12,255	(29,290)	30,260	28,989
Non-interest expense	67,167	10,165	1,241	(2)	78,571
(Loss) income before income taxes	(28,460)	2,090	(16,620)	15,274	(27,716)
Income tax expense (benefit)	(12,015)	919	(553)	-	(11,649)
Net (loss) income	$(16,445)	$1,171	$(16,067)	$15,274	$(16,067)

Average assets (in millions)	$2,647	$33	$385	$(397)	$2,683

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2008
Net interest income	$77,486	$-	$18,722	$(20,468)	$75,740
Provision for loan losses	4,580	-	-	-	4,580
Non-interest income	17,906	13,694	3,277	(3,282)	31,595
Non-interest expense	60,448	10,450	801	-	71,699
Income before income taxes	30,364	3,244	21,198	(23,750)	31,056
Income tax expense (benefit)	8,528	1,330	(1,046)	-	8,812
Net income	$21,836	$1,914	$22,244	$(23,750)	$22,244

Average assets (in millions)	$2,515	$32	$340	$(336)	$2,551

21.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, Inc., is as follows:

CONDENSED BALANCE SHEETS

	December 31,
( In thousands)	2010	2009

Assets

Cash due from Berkshire Bank	$13,145	$23,607
Investment in subsidiaries	381,431	370,011
Other assets	10,148	7,256
Total assets	$404,724	$400,874

Liabilities and Stockholders' Equity

Accrued expenses	$1,300	$829
Junior subordinated debentures	15,464	15,464
Stockholders' equity	387,960	384,581
Total liabilities and stockholders' equity	$404,724	$400,874

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2010	2009	2008

Income:
Dividends from subsidiaries	$-	$15,000	$20,500
Other	10	984	27
Total income	10	15,984	20,527
Interest expense	865	1,089	1,778
Operating expenses	1,426	1,241	801
Total expense	2,291	2,330	2,579
(Loss) income before income taxes and equity in undistributed income (loss) of subsidiaries	(2,281)	13,654	17,948
Income tax benefit	(930)	(553)	(1,046)
(Loss) income before equity in undistributed income (loss) of subsidiaries	(1,351)	14,207	18,994
Equity in undistributed income (loss) of subsidiaries	15,089	(30,274)	3,250

Net income (loss)	$13,738	$(16,067)	$22,244

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$13,738	$(16,067)	$22,244
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(15,089)	30,274	(3,250)
Other, net	679	(678)	(781)
Net cash (used) provided by operating activities	(672)	13,529	18,213

Cash flows from investing activities:
Investment in insurance subsidiary	-	(1,400)	-
Investment in bank subsidiary	-	-	(32,500)
Purchase of securities	(225)	(524)	(300)
Net cash used by investing activities	(225)	(1,924)	(32,800)

Cash flows from financing activities:
Repayment of long-term debt	(1,580)	(17,000)	(18,000)
Proceeds from issuance of preferred stock and warrant	-	-	40,000
Redemption of preferred stock and warrant	-	(41,040)	-
Net proceeds from common stock issuance	-	32,365	38,521
Net proceeds from reissuance of treasury stock	1,004	344	3,508
Treasury stock purchased	-	-	(4,880)
Preferred stock cash dividends paid	-	(806)	-
Common stock cash dividends paid	(8,989)	(8,390)	(6,837)
Net cash (used) provided by financing activities	(9,565)	(34,527)	52,312

Net change in cash and cash equivalents	(10,462)	(22,922)	37,725

Cash and cash equivalents at beginning of year	23,607	46,529	8,804

Cash and cash equivalents at end of year	$13,145	$23,607	$46,529

22.	QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$28,369	$28,463	$27,963	$27,482	$28,371	$28,460	$28,765	$29,880
Interest expense	8,274	8,779	9,092	9,185	10,375	11,295	12,041	12,169
Net interest income	20,095	19,684	18,871	18,297	17,996	17,165	16,724	17,711
Non-interest income	7,783	6,915	7,963	8,498	4,652	7,260	8,405	8,672
Total revenue	27,878	26,599	26,834	26,795	22,648	24,425	25,129	26,383
Provision for loan losses	2,000	2,000	2,200	2,326	38,730	4,300	2,200	2,500
Non-interest expense	21,415	20,094	20,028	20,192	21,196	18,944	19,978	18,453
Income (loss) before income taxes	4,463	4,505	4,606	4,277	(37,278)	1,181	2,951	5,430
Income tax expense (benefit)	893	1,081	1,198	941	(13,075)	(741)	620	1,547
Net income (loss)	$3,570	$3,424	$3,408	$3,336	$(24,203)	$1,922	$2,331	$3,883

Less: Preferred stock dividends and accretion	-	-	-	-	-	-	393	637
Less: Deemed dividend from stock repayment	-	-	-	-	-	-	2,954	-
Net income (loss) available to common stockholders	$3,570	$3,424	$3,408	$3,336	$(24,203)	$1,922	$(1,016)	$3,246

Average diluted common shares outstanding (thousands)	13,934	13,893	13,894	13,858	13,817	13,857	12,946	12,247

Basic earnings (loss) per common share	$0.26	$0.25	$0.25	$0.24	$(1.75)	$0.14	$(0.08)	$0.27
Diluted earnings (loss) per common share	$0.26	$0.25	$0.25	$0.24	$(1.75)	$0.14	$(0.08)	$0.27

In 2010, asset yields and funding costs continued to decline throughout the year due to the impact of the ongoing low interest rate environment, including record low long-term mortgage interest rates recorded in October.  The Company reduced its funding costs more than the decrease in earning asset yields, and as a result the net interest spread improved throughout the year, and the net interest margin improved in most quarters as well.  The average balance of earning assets declined in the first quarter following the recordation of loan charge-offs at the end of 2009.  Average earning assets increased in subsequent quarters due primarily to loan growth, reflecting the benefit of higher balances and margins, quarterly net interest income improved throughout the year.  Non-interest income continued to include the benefit of seasonal insurance contingency revenues in the first half of the year, although this contingency income was down from the prior year due to industry conditions.  Non-interest income increased in the final quarter of 2010 due to volume related growth in banking fees for deposit, loan, and interest rate swap services.  The quarterly loan loss provision and non-interest expense were generally flat throughout the year, except that fourth quarter non-interest expense increased including merger and acquisition related costs, along with other costs related to the Company’s expansion.  The quarterly effective tax rate was 22% in the first quarter, peaking at 26% due to the improving earnings outlook in the second quarter, and declining to 20% in the final quarter due to proportionately higher tax preference items.  Net income increased in every quarter in 2010, primarily reflecting the ongoing growth in net interest income.

2009 quarterly interest income and expense declined due to the ongoing impact of near-zero short term interest rates.  Net interest income declined in the first half of the year, due to pressure on the net interest margin, with earning asset yields falling due to repricings and refinancings while deposit costs were affected by market pricing floors.  Net interest income and the margin began increasing in the second half of the year as commercial loan growth improved and loan and deposit pricing strategies were adjusted, including the use of more interest rate floors in new loan originations.  Non-interest income included the seasonal benefit of contingent insurance revenues in the first half of the year.  It included a $1.0 million credit for a merger termination fee in the second quarter and a $2.0 million charge in the fourth quarter for the prepayment of FHLBB borrowings.  The loan loss provision continued to increase in 2009 as non-performing assets grew, and then was charged for $38.7 million in the fourth quarter as an intensive review of performing assets led to loan restructurings and charge-offs primarily on commercial loans.  Non-interest expense increased primarily due to higher FDIC insurance expense, including a $1.2 million special industry assessment in the second quarter.  Additionally, $2.0 million in extra expense was recorded in the fourth quarter related to the costs of the loan initiative and other initiatives to assess condition and improve future profitability.  The Company entered the year with a year-to-date effective tax rate near 30%, but it decreased to 15% by the third quarter due to lower profitability, and then increased to a benefit of 42% for the year due to the pre-tax loss and carryback benefits.  Income available to stockholders was reduced by dividends on preferred stock issued to the U.S. Treasury.  This stock was redeemed in the second quarter, and the Company recorded a non-cash deemed dividend which had no impact on total stockholders’ equity.  Results per common share were also reduced by the additional common shares from the October 2008 and May 2009 common stock offerings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2011, the Company's Audit Committee dismissed Wolf & Company, P.C. ("Wolf & Company") as the Company's principal accountants for the fiscal year ending December 31, 2011, and any quarterly periods therein.  The Company's Audit Committee participated in and approved the decision to change its independent registered public accounting firm.  Such dismissal will become effective upon completion by Wolf & Company of its audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2010, and the filing of the related Form 10-K, and the Company’s filing with the U.S. Department of Housing and Urban Development.

The audit reports of Wolf & Company on the consolidated financial statements of the Company as of and for the years ended December 31, 2009 and 2008 did not, and the audit report of Wolf & Company on the consolidated financial statements for the year ended December 31, 2010 does not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified, or expected to be modified or qualified, as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2010 and 2009 and the subsequent interim period through February 24, 2011, there were no: (1) disagreements with Wolf & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Wolf & Company’s satisfaction, would have caused Wolf & Company to make reference in connection with its opinion to the subject matter, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K.

On February 24, 2011, the Company engaged PricewaterhouseCoopers LLP (“PwC”) as the Company's new principal accountants for the fiscal year ending December 31, 2011.  The engagement was approved by the Company's Audit Committee.  During the fiscal years ended December 31, 2010 and 2009, and the subsequent interim period prior to the engagement of PwC, the Company did not consult with PwC, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of year-end 2010.  Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Items to be Voted on by Stockholders – Item 1 - Election of Directors” in Berkshire’s Proxy Statement for the 2011 Annual Meeting of Stockholders (“Proxy Statement”)  is incorporated by reference.

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Michael P. Daly	49	President and Chief Executive Officer
Kevin P. Riley	51	Executive Vice President, Chief Financial Officer, and Treasurer
Michael J. Oleksak	52	Executive Vice President, Commercial Banking
Richard M. Marotta	52	Executive Vice President and Chief Risk Officer
Sean A. Gray	34	Executive Vice President, Retail Banking
Linda A. Johnston	58	Executive Vice President, Human Resources

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

Kevin P. Riley has served as Executive Vice President, Chief Financial Officer, and Treasurer since joining the Company in August 2007.  Mr. Riley also manages the Information Technology and Project Management departments. Prior to joining the Company, Mr. Riley was Executive Vice President for Client Information and Relationship Management with KeyCorp.  Previously from 1996 to 2002, he served as Executive Vice President and Chief Financial Officer of KeyBank National Association.

Michael J. Oleksak has served as Executive Vice President, Commercial Banking since January 2007.  Mr. Oleksak’s responsibilities include commercial lending, asset based lending, small business lending, commercial deposit and cash management services, commercial financial derivatives products, and commercial insurance services.    Mr. Oleksak joined the Company in February 2006 as Regional President for the Pioneer Valley.  Mr. Oleksak was previously Senior Vice President and Co-Regional Executive of Western Massachusetts at TD Banknorth.

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

Sean A. Gray was promoted to Executive Vice President, Retail Banking in 2010, having previously served has served as Senior Vice President, Retail Banking since April 2008.  In addition to managing the Bank’s branches, Mr. Gray is also responsible for deposit operations, the call center, facilities management, marketing, and retail insurance services.  Mr. Gray joined the Company in January 2007 as First Vice President, Retail Banking.  Prior to joining the Bank, Mr. Gray was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts, where he managed the operations of 320 employees in 31 banking centers.

Linda A. Johnston was promoted to Executive Vice President, Human Resources in 2010, having previously served as Senior Vice President since November 2002. Ms. Johnston is responsible for overseeing and directing the Company’s human resources functions including compensation and benefits, performance and talent management, training, recruitment, development, executive compensation, and initiatives and practices that support the Company’s strategic direction. Ms. Johnston serves as a key advisor to the Compensation Committee of the Company’s Board of Directors and has been part of the Company for more than 27 years.

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

The following table sets forth information, as of December 31, 2010, about Company common stock   that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders	152,000	$24.41	87,000

Equity compensation plans not approved by security holders	-	-	-

Total	152,000	$24.41	87,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers –Procedures Governing Related Persons Transactions” and “Transactions with Related Persons” in the Proxy Statement.

Information regarding director independence is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders – Proposal 1 – Election of Directors” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders – Proposal 5 – Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	[1]	Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]           Exhibits

2.1	Agreement and Plan of Merger by and between Berkshire Hills Bancorp, Inc. and Rome Bancorp, Inc. (1)

2.2	Agreement and Plan of Merger by and between Berkshire Hills Bancorp, Inc. and Legacy Bancorp, Inc. (2)

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(3)

3.2	Certificate of Designations for the Series A Preferred Stock (4)

3.3	Bylaws of Berkshire Hills Bancorp, Inc. (5)

4.1
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (6)

10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (6)

10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray

10.4	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael J. Oleksak (6)

10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (7)

10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Linda A. Johnston

10.7	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (8)

10.8	*Amended and Restated Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan(9)

10.9	*Form of Berkshire Bank Employee Severance Compensation Plan(3)

10.10	*Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan(10)

10.11	*Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan(11)

10.12	*Woronoco Bancorp, Inc. 2001 Stock Option Plan(12)

10.13	*Woronoco Bancorp, Inc. 2004 Equity Compensation Plan(13)

10.14	Factory Point Bancorp, Inc. 1999 Non-Employee Directors Stock Option Plan, as amended and restated (14)

10.15	Factory Point Bancorp, Inc. 1999 Stock Incentive Plan(14)

10.16	Factory Point Bancorp, Inc. 2004 Stock Incentive Plan, as amended and restated (13)

10.17	Form of Split Dollar Agreement entered into with Michael P. Daly, Kevin P. Riley, Michael J. Oleksak, Sean A. Gray, Richard M. Marotta and Linda A. Johnston (15)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business - Subsidiary Activities”

23.0	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference from the Exhibits to the Form 8-K filed on October 12, 2010.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K filed on December 22, 2010.
(3)	Incorporated herein by reference from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on December 23, 2008.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.
(6)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(7)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(9)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 3, 2008.
(10)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.
(11)	Incorporated herein by reference from the Proxy Statement as filed on March 20, 2000 by Woronoco Bancorp, Inc.
(12)	Incorporated herein by reference from the Proxy Statement as filed on March 12, 2001 by Woronoco Bancorp, Inc.
(13)	Incorporated herein by reference from the Proxy Statement as filed on March 22, 2004 by Woronoco Bancorp, Inc.
(14)	Incorporated herein by reference from the Exhibits to the registration statement on Form S-8 as filed on October 10, 2007, registration No. 333-146604.
(15)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.

Date: March 16, 2011	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	President and Chief Executive Officer	March 16, 2011
Michael P. Daly	(principal executive officer)

/s/ Kevin P. Riley	Executive Vice President, Chief Financial Officer and Treasurer	March 16, 2011
Kevin P. Riley	(principal financial and accounting officer)

/s/ Lawrence A. Bossidy	Non-Executive Chairman	March 16, 2011
Lawrence A. Bossidy
/s/ Robert M. Curley	Director	March 16, 2011
Robert M. Curley
/s/ John B. Davies	Director	March 16, 2011
John B. Davies
/s/ Rodney C. Dimock	Director	March 16, 2011
Rodney C. Dimock
/s/ Susan M. Hill	Director	March 16, 2011
Susan M. Hill
/s/ Cornelius D. Mahoney	Director	March 16, 2011
Cornelius D. Mahoney
/s/ Catherine B. Miller	Director	March 16, 2011
Catherine B. Miller
/s/ David E. Phelps	Director	March 16, 2011
David E. Phelps
/s/ D. Jeffrey Templeton	Director	March 16, 2011
D. Jeffrey Templeton
/s/ Corydon L. Thurston	Director	March 16, 2011
Corydon L. Thurston