Form 10-Q
period 2011-03-31
BERKSHIRE HILLS BANCORP INC
filed 2011-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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

Yes ☐  No ☒

The Registrant had 16,779,110 shares of common stock, par value $0.01 per share, outstanding as of May 2, 2011.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

INDEX
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of	3
	March 31, 2011 and December 31, 2010

	Consolidated Statements of Income for the Three	4
	Months Ended March 31, 2011 and 2010

	Consolidated Statements of Changes in Stockholders’ Equity	5
	for the Three Months Ended March 31, 2011 and 2010

	Consolidated Statements of Cash Flows for the	6
	Three Months Ended March 31, 2011 and 2010

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial	33
	Condition and Results of Operations

	Selected Financial Data	36

	Average Balances and Average Yields/Rates	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Removed and Reserved	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2011	2010
Assets
Cash and due from banks	$30,928	$24,643
Short-term investments	10,297	19,497
Total cash and cash equivalents	41,225	44,140

Trading security	15,781	16,155
Securities available for sale, at fair value	315,333	310,242
Securities held to maturity (fair values of $57,802 and $57,594)	56,628	56,436
Federal Home Loan Bank stock and other restricted securities	23,120	23,120
Total securities	410,862	405,953

Loans held for sale	142	1,043

Residential mortgages	655,601	644,973
Commercial mortgages	924,311	925,573
Commercial business loans	288,375	286,087
Consumer loans	277,015	285,529
Total loans	2,145,302	2,142,162
Less: Allowance for loan losses	(31,898)	(31,898)
Net loans	2,113,404	2,110,264

Premises and equipment, net	39,131	38,546
Other real estate owned	2,400	3,386
Goodwill	161,725	161,725
Other intangible assets	10,638	11,354
Cash surrender value of bank-owned life insurance policies	46,465	46,085
Other assets	59,122	58,220
Total assets	$2,885,114	$2,880,716

Liabilities
Demand deposits	$283,526	$297,502
NOW deposits	217,776	212,143
Money market deposits	770,024	716,078
Savings deposits	229,528	237,594
Time deposits	740,195	741,124
Total deposits	2,241,049	2,204,441

Short-term debt	15,480	47,030
Long-term Federal Home Loan Bank advances	197,922	197,807
Junior subordinated debentures	15,464	15,464
Total borrowings	228,866	260,301
Other liabilities	25,201	28,014
Total liabilities	2,495,116	2,492,756

Stockholders’ equity
Common stock ($.01 par value; 26,000,000 shares authorized; 15,848,825 shares issued and 14,114,874 shares outstanding in 2011; 15,848,825 shares issued and 14,076,148 shares outstanding in 2010)	158	158
Additional paid-in capital	337,315	337,537
Unearned compensation	(2,561)	(1,776)
Retained earnings	103,720	103,285
Accumulated other comprehensive loss	(4,888)	(6,410)
Treasury stock, at cost (1,733,951 shares in 2011 and 1,772,677 shares in 2010)	(43,746)	(44,834)
Total stockholders' equity	389,998	387,960
Total liabilities and stockholders' equity	$2,885,114	$2,880,716

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
Interest and dividend income
Loans	$24,606	$23,947
Securities and other	3,307	3,535
Total interest and dividend income	27,913	27,482
Interest expense
Deposits	5,715	6,896
Borrowings and junior subordinated debentures	2,052	2,289
Total interest expense	7,767	9,185
Net interest income	20,146	18,297
Non-interest income
Loan related fees	591	956
Deposit related fees	2,541	2,460
Insurance commissions and fees	3,730	3,473
Wealth management fees	1,192	1,176
Total fee income	8,054	8,065
Other	448	433
Total non-interest income	8,502	8,498
Total net revenue	28,648	26,795
Provision for loan losses	1,600	2,326
Non-interest expense
Compensation and benefits	11,151	10,997
Occupancy and equipment	3,435	3,035
Technology and communications	1,466	1,383
Marketing and professional services	1,213	1,297
Supplies, postage and delivery	454	573
FDIC premiums and assessments	1,027	773
Other real estate owned	609	27
Amortization of intangible assets	716	768
Non-recurring expenses	1,708	21
Other	1,410	1,318
Total non-interest expense	23,189	20,192

Income before income taxes	3,859	4,277
Income tax expense	1,061	941
Net income	$2,798	$3,336

Basic earnings per share	$0.20	$0.24

Diluted earnings per share	$0.20	$0.24

Weighted average shares outstanding:
Basic	13,943	13,829
Diluted	13,981	13,858

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
				Additional	Unearned		other comp-
	Common stock		Preferred	paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	stock	capital	sation	earnings	(loss) income	stock	Total

Balance at December 31, 2009	13,916	$158	$-	$338,822	$(1,318)	$99,033	$(2,968)	$(49,146)	$384,581

Comprehensive income:
Net income	-	-	-	-	-	3,336	-	-	3,336
Other net comprehensive loss	-	-	-	-	-	-	(567)	-	(567)
Total comprehensive income									2,769
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(2,244)	-	-	(2,244)
Restricted stock grants	123	-	-	(1,093)	(2,036)	-	-	3,129	-
Stock-based compensation	-	-	-	2	409	-	-	-	411
Other, net	(12)	-	-	-	-	-	-	(196)	(196)

Balance at March 31, 2010	14,027	158	-	337,731	(2,945)	100,125	(3,535)	(46,213)	385,321

Balance at December 31, 2010	14,076	158	-	337,537	(1,776)	103,285	(6,410)	(44,834)	387,960

Comprehensive income:
Net income	-	-	-	-	-	2,798	-	-	2,798
Other net comprehensive income	-	-	-	-	-	-	1,522	-	1,522
Total comprehensive income									4,320
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(2,251)	-	-	(2,251)
Forfeited shares	(7)	-	-	3	167	-	-	(170)	-
Exercise of stock options	13	-	-	-	-	(112)	-	326	214
Restricted stock grants	55	-	-	(226)	(1,159)	-	-	1,385	-
Stock-based compensation	-	-	-	1	207	-	-	-	208
Other, net	(22)	-	-	-	-	-	-	(453)	(453)

Balance at March 31, 2011	14,115	$158	$-	$337,315	$(2,561)	$103,720	$(4,888)	$(43,746)	$389,998

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$2,798	$3,336
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	2,326
Net amortization of securities	340	673
Change in unamortized net loan costs and premiums	390	233
Premises and equipment depreciation and amortization expense	1,062	912
Stock-based compensation expense	208	411
Amortization of intangible assets	716	768
Income from cash surrender value of bank-owned life insurance policies	(380)	(286)
Net decrease in loans held for sale	901	2,272
Net change in other	1,281	3,793
Net cash provided by operating activities	8,916	14,438

Cash flows from investing activities:
Trading account security:
Proceeds from maturities, calls and prepayments	116	110
Securities available for sale:
Sales	-	3,159
Proceeds from maturities, calls and prepayments	40,355	24,389
Purchases	(44,772)	(17,370)
Securities held to maturity:
Proceeds from maturities, calls and prepayments	2,105	6,304
Purchases	(2,296)	(11,494)

Net investment in limited partnership tax credits	(4,166)	-
Loan originations, net	(5,044)	(25,479)
Proceeds from sale of other real estate	382	-
Proceeds from surrender of life insurance	-	2,217
Capital expenditures	(1,647)	(965)
Net cash used by investing activities	(14,967)	(19,129)

Cash flows from financing activities:
Net increase in deposits	36,608	50,531
Proceeds from Federal Home Loan Bank advances and other borrowings	15,480	44,130
Repayments of Federal Home Loan Bank advances and other borrowings	(46,915)	(93,757)
Net proceeds from reissuance of treasury stock	214	-
Common stock cash dividends paid	(2,251)	(2,244)
Net cash provided (used) by financing activities	3,136	(1,340)

Net change in cash and cash equivalents	(2,915)	(6,031)
Cash and cash equivalents at beginning of period	44,140	32,608
Cash and cash equivalents at end of period	$41,225	$26,577

Supplemental cash flow information:
Interest paid on deposits	5,753	6,917
Interest paid on borrowed funds	2,052	2,316
Income taxes paid, net	55	2,209
Transfers into other real estate owned	-	3,250

The accompanying notes are an integral part of these financial statements.

1.           GENERAL

Basis of presentation and consolidation

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements, including year-end consolidated balance sheet data presented, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements and consist of normal recurring entries. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Berkshire Insurance Group, Inc. (“BIG”) and Berkshire Bank (the “Bank”), together with the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York chartered limited-purpose commercial bank. All significant inter-company transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Business

Through its wholly-owned subsidiaries, the Company provides a variety of financial services to individuals, businesses, not-for-profit organizations, and municipalities through its offices in western Massachusetts, southern Vermont and northeastern and central New York. The Company also provides asset-based middle-market commercial lending throughout New England and its New York markets.  Its primary deposit products are checking, NOW, money market, savings, and time deposit accounts.  Its primary lending products are residential mortgages, commercial mortgages, commercial business loans and consumer loans. The Company offers electronic banking, cash management, other transaction and reporting services and interest rate swap contracts to commercial customers. The Company offers wealth management services including trust, financial planning, and investment services. The Company is also an agent for complete lines of property and casualty, life, disability, and health insurance.

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

Significant accounting policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2010 Form 10-K.  The allowance for loan loss policy has since been refined and is described below:

Allowance for Loan Losses

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. We establish the amount of the allowance for loan losses by analyzing the quality of the loan portfolio at least quarterly, and more often if deemed necessary.

We estimate the appropriate level of our allowance for loan losses by applying historical and industry loss rates to existing loans with similar risk characteristics. The loss rates used to establish the allowance are adjusted to reflect our current assessment of many factors, including:

•	State and local economic and business conditions;
•	Trends in past due and concentration of portfolio risk;
•	Experience, ability and depth of our lending management and staff;
•	Risk selection, lending policies and underwriting standards
•	Trends in portfolio mix, growth/concentration and types of products offered;
•	Banking industry conditions and other external factors.

For all TDR’s, regardless of size as well as, impaired loans having an outstanding balance greater than $150 thousand, we conduct further analysis to determine the probable amount of loss and assign a specific allowance to the loan, if deemed appropriate. We estimate the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral or the loan’s observable market price. We may assign a specific allowance — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full.

In the first quarter of 2011, management made refinements to its allowance for loan loss methodology to better incorporate the Company’s internal risk ratings into a formula-based approach.  This refinement did not have a significant effect on the first quarter loan loss provision or the total allowance for loan loss.

The Company evaluates certain loans individually for specific impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of the probable loss is able to be estimated. Estimates of loss may be determined by the present value of anticipated future cash flows or the loan’s observable fair market value, or the fair value of the collateral, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible.

Large groups of small-balance homogeneous loans such as the residential mortgage, home equity and other consumer portfolios are collectively evaluated for impairment. As such, the Company does not typically identify individual loans within these groupings as impaired loans or for impairment evaluation and disclosure. The Company evaluates all TDRs for impairment on an individual loan basis regardless of loan type.

In the first quarter of 2011, management made refinements to its allowance for loan loss methodology to better incorporate the Company’s internal risk ratings into its formula-based approach. This refinement did not have a significant effect on the first quarter loan loss provision or the total allowance for loan loss.

Earnings Per Common Share

Earnings per common share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
Net income	$2,798	$3,336

Average number of shares outstanding	14,105	13,989
Less: average number of unvested stock award shares	(162)	(160)
Average number of basic shares outstanding	13,943	13,829

Plus: average number of dilutive unvested stock award shares	34	16
Plus: average number of dilutive stock options	4	13
Average number of diluted shares outstanding	13,981	13,858

Basic earnings per share	$0.20	$0.24
Diluted earnings per share	$0.20	$0.24

For the quarter ended March 31, 2011, 129 thousand shares of restricted stock and 141 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended March 31, 2010, 144 thousand shares of restricted stock and 257 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

Recent accounting pronouncements

FASB ASU No. 2010-20, “Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. In July 2010, the FASB issued ASU 2010-20 which requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance resulted in significant additional loan disclosures included in Note 4.

FASB ASU No. 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. In December 2010, the FASB issued ASU 2010-29 which clarifies the presentation of pro forma information required for business combinations when a public company presents comparative financial information. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance will require additional disclosures.

FASB ASU No. 2011-02, “A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring”.  In April 2011, the FASB issued ASU 2011-02 which clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  The guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  The adoption of this guidance could result in additional loans being classified as troubled debt restructurings and will require additional loan disclosures.

2.           TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $14.4 million and $14.6 million and a fair value of $15.8 million and $16.2 million at March 31, 2011 and December 31, 2010, respectively. As discussed further in Note 9-Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at March 31, 2011.

3.           SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Securities available for sale
Debt securities:
Municipal bonds and obligations	$76,489	$1,451	$(177)	$77,763
Government guaranteed residential mortgage-backed securities	18,987	233	(10)	19,210
Government-sponsored residential mortgage-backed securities	164,627	2,494	(602)	166,519
Corporate bonds	9,004	25	(85)	8,944
Trust preferred securities	22,192	678	(2,260)	20,610
Other bonds and obligations	386	2	-	388
Total debt securities	291,685	4,883	(3,134)	293,434
Equity securities:
Marketable equity securities	18,662	3,237	-	21,899
Total securities available for sale	310,347	8,120	(3,134)	315,333

Securities held to maturity
Municipal bonds and obligations	7,498	-	-	7,498
Government-sponsored residential mortgage-backed securities	82	4	-	86
Tax advantaged economic development bonds	48,625	1,170	-	49,795
Other bonds and obligations	423	-	-	423
Total securities held to maturity	56,628	1,174	-	57,802

Total	$366,975	$9,294	$(3,134)	$373,135

December 31, 2010
Securities available for sale
Debt securities:
Municipal bonds and obligations	$79,292	$1,008	$(394)	$79,906
Government guaranteed residential mortgage-backed securities	25,801	370	(7)	26,164
Government-sponsored residential mortgage-backed securities	144,493	2,806	(580)	146,719
Corporate bonds	18,307	73	(90)	18,290
Trust preferred securities	22,222	316	(2,683)	19,855
Other bonds and obligations	402	2	(1)	403
Total debt securities	290,517	4,575	(3,755)	291,337
Equity securities:
Marketable equity securities	15,756	3,217	(68)	18,905
Total securities available for sale	306,273	7,792	(3,823)	310,242

Securities held to maturity
Municipal bonds and obligations	7,069	-	-	7,069
Government-sponsored residential mortgage-backed securities	83	3	-	86
Tax advantaged economic development bonds	48,861	1,155	-	50,016
Other bonds and obligations	423	-	-	423
Total securities held to maturity	56,436	1,158	-	57,594

Total	$362,709	$8,950	$(3,823)	$367,836

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at March 31, 2011 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$5,756	$5,782	$4,602	$4,602
Over 1 year to 5 years	2,995	2,910	1,702	1,702
Over 5 years to 10 years	21,098	21,429	30,665	31,375
Over 10 years	78,222	77,584	19,577	20,037
Total bonds and obligations	108,071	107,705	56,546	57,716

Marketable equity securities	18,662	21,899	-	-
Residential mortgage-backed securities	183,614	185,729	82	86

Total	$310,347	$315,333	$56,628	$57,802

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2011

Securities available for sale
Debt securities:
Municipal bonds and obligations	$111	$8,288	$66	$2,902	$177	$11,190
Government guaranteed residential mortgage-backed securities	10	4,955	-	-	10	4,955
Government-sponsored residential mortgage-backed securities	600	53,418	2	2,890	602	56,308
Corporate bonds	-	-	85	2,910	85	2,910
Trust preferred securities	-	-	2,260	3,382	2,260	3,382
Other bonds and obligations	-	-	-	304	-	304
Total debt securities	721	66,661	2,413	12,388	3,134	79,049

Marketable equity securities	-	-	-	-	-	-
Total securities available for sale	$721	$66,661	$2,413	$12,388	$3,134	$79,049

December 31, 2010

Securities available for sale
Debt securities:
Municipal bonds and obligations	$335	$15,630	$59	$1,195	$394	$16,825
Government guaranteed residential mortgage-backed securities	7	5,125	-	-	7	5,125
Government-sponsored residential mortgage-backed securities	580	54,056	-	-	580	54,056
Corporate bonds	15	1,985	75	2,920	90	4,905
Trust preferred securities	5	2,041	2,678	4,529	2,683	6,570
Other bonds and obligations	-	-	1	309	1	309
Total debt securities	942	78,837	2,813	8,953	3,755	87,790

Marketable equity securities	-	-	68	1,432	68	1,432
Total securities available for sale	$942	$78,837	$2,881	$10,385	$3,823	$89,222

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2011, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio sales. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS portfolio were not other-than-temporarily impaired at March 31, 2011:

AFS municipal bonds and obligations

At March 31, 2011, 16 out of a total of 134 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, all insured except for one AAA bond, and all general obligation or water and sewer revenue bonds. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to have to the market.  At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that we are appropriately compensated for that risk.  There were no material underlying credit downgrades during 2011. All securities are performing.

AFS residential mortgage-backed securities

At March 31, 2011, 15 out of a total of 110 securities in the Company’s portfolio of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s AFS residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2011. All securities are performing.

AFS corporate bonds

At March 31, 2011, 1 out of a total of 4 securities in the Company’s portfolio of AFS corporate bonds was in an unrealized loss position. The aggregate unrealized loss represents 3% of the amortized cost. The security is investment grade rated, and there were no material underlying credit downgrades during 2011. The security is performing.

AFS trust preferred securities

At March 31, 2011, 3 out of 7 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 40% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis.  Except for the security discussed below, the aggregate unrealized loss on the other securities in unrealized loss positions represented less than 8% of their amortized cost.

At March 31, 2011, $2.0 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities.  The Company evaluated the security, with a Level 3 fair value of $0.6 million, for potential other-than-temporary impairment (“OTTI”) at March 31, 2011 and determined that OTTI was not evident based on both the Company’s more likely than not ability to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $37 million in excess subordination above current and projected losses.

AFS other bonds and obligations

At March 31, 2011, 4 out of a total of 7 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of the securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during 2011. All securities are performing.

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

At March 31, 2011, none of the 18 securities in the Company’s portfolio of marketable equity securities was in an unrealized loss position.

4.           LOANS

Loans consist of the following:

(In thousands)	March 31, 2011	December 31, 2010

Residential mortgages
1-4 family	$629,302	$619,969
Construction	26,299	25,004
Total residential mortgages	655,601	644,973

Commercial mortgages:
Construction	107,931	126,824
Single and multifamily	88,393	86,925
Commercial real estate	727,987	711,824
Total commercial mortgages	924,311	925,573

Commercial business loans
Asset based lending	112,560	98,239
Other commercial business loans	175,815	187,848
Total commercial business loans	288,375	286,087

Total commercial loans	1,212,686	1,211,660

Consumer loans:
Home equity	225,857	226,458
Other	51,158	59,071
Total consumer loans	277,015	285,529

Total loans	$2,145,302	$2,142,162

The following is a summary of past due loans at March 31, 2011 and December 31, 2010:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2011
Residential mortgages:
1-4 family	$1,763	$208	$3,368	$5,339	$623,963	$629,302	$1,971
Construction	-	-	132	132	26,167	26,299	-
Total	1,763	208	3,500	5,471	650,130	655,601	1,971
Commercial mortgages:
Construction	1,595	-	3,237	4,832	103,099	107,931	-
Single and multi-family	133	196	770	1,099	87,294	88,393	88
Commercial real estate	1,428	5,981	5,710	13,119	714,868	727,987	119
Total	3,156	6,177	9,717	19,050	905,261	924,311	207

Commercial business loans - other	334	353	1,508	2,195	286,180	288,375	1

Consumer loans:
Home equity	200	19	716	935	224,922	225,857	5
Other	419	52	216	687	50,471	51,158	164
Total	619	71	932	1,622	275,393	277,015	169
Total	$5,872	$6,809	$15,657	$28,338	$2,116,964	$2,145,302	$2,348

			Greater				Past Due >
			Than 90				90 days
	30-59 Days	60-89 Days	Days Past	Total Past		Total	and
(in thousands)	Past Due	Past Due	Due	Due	Current	Loans	Accruing
December 31, 2010
Residential mortgages:
1-4 family	$2,103	$1,598	$1,936	$5,637	$614,332	$619,969	$-
Construction	-	104	237	341	24,663	25,004	-
Total	2,103	1,702	2,173	5,978	638,995	644,973	-
Commercial mortgages:
Construction	-	-	1,962	1,962	124,862	126,824	-
Single and multi-family	-	-	1,514	1,514	85,411	86,925	88
Commercial real estate	389	74	6,442	6,905	704,919	711,824	342
Total	389	74	9,918	10,381	915,192	925,573	430

Commercial business loans - other	111	128	1,617	1,856	284,231	286,087	312

Consumer loans:
Home equity	119	20	856	995	225,463	226,458	147
Other	780	245	202	1,227	57,844	59,071	165
Total	899	265	1,058	2,222	283,307	285,529	312
Total	$3,502	$2,169	$14,766	$20,437	$2,121,725	$2,142,162	$1,054

Activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 was as follows:

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total

Balance at December 31, 2010	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Charged-off loans	234	971	237	316	-	1,758
Recoveries on charged-off loans	110	8	15	25	-	158
Provision for loan losses	(159)	4,435	(1,742)	115	(1,049)	1,600
Balance at March 31, 2011	2,794	22,933	4,074	1,923	174	31,898
Ending balance: individually evaluated for impairment	181	2,004	365	-	-	2,550
Ending balance: collectively evaluated for impairment	$2,613	$20,929	$3,709	$1,923	$174	$29,348

(In thousands)	Total

Balance at December 31, 2009	$31,816
Charged-off loans	(3,846)
Recoveries on charged-off loans	1,533
Net loans charged-off	(2,313)
Provision for loan losses	2,326
Balance at March 31, 2010	$31,829

The following is a summary of impaired loans at March 31, 2011 and for the three months then ended:

	At March 31, 2011			Three Months Ended March 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$506	$506	$-	$304	$8
Residential mortgages - construction	85	85	-	57	-
Commercial-construction	189	189	-	189	-
Commercial mortgages - single and multifamily	290	290	-	214	1
Commercial mortgages - real estate	7,638	7,638	-	7,895	97
Commercial business loans	25	25	-	75	1
Consumer-home equity	393	393	-	394	2

With an allowance recorded:
Residential mortgages - 1-4 family	$356	$537	$181	$847	$10
Residential mortgages - construction	-	-	-	64	-
Commercial business loans	61	426	365	216	1
Commercial-construction	2,311	3,011	700	1,658	-
Commercial mortgages - single and multifamily	295	353	58	921	8
Commercial mortgages - real estate	1,625	2,871	1,246	2,954	10

Total
Residential mortgages	$947	$1,128	$181	$1,272	$18
Commercial mortgages	12,348	14,352	2,004	13,831	116
Commercial business loans	86	451	365	291	2
Consumer loans	393	393	-	394	2
Total impaired loans	$13,774	$16,324	$2,550	$15,788	$138

The following is a summary of impaired loans at December 31, 2010:

	At December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$201	$201	$-
Residential mortgages – construction	-	-	-
Commercial business - other	8,596	8,596	-
Consumer - home equity	397	397	-

With an allowance recorded:
Residential mortgages - 1-4 family	$973	$1,206	$233
Residential mortgages - construction	178	191	13
Commercial mortgages - construction	1,432	1,735	303
Commercial mortgages - single and multifamily	772	1,211	439
Commercial mortgages - real estate	1,594	3,003	1,409
Commercial business - other	10	102	92

Total
Residential mortgages	$1,352	$1,598	$246
Commercial mortgages	3,798	5,949	2,151
Commercial business	8,606	8,698	92
Consumer	397	397	-
Total impaired loans	$14,153	$16,642	$2,489

The following is summary information pertaining to non-accrual loans March 31, 2011 and December 31, 2010:

(In thousands)	March 31, 2011	December 31, 2010
Residential mortgages:
1-4 family	$1,397	$1,936
Construction	132	237
Total	1,529	2,173

Commercial mortgages:
Construction	3,237	1,962
Single and multi-family	682	1,426
Other	5,591	6,100
Total	9,510	9,488

Commercial business loans - other	1,507	1,305

Consumer loans:
Home equity	711	709
Other	52	37
Total	763	746

Total non-accrual loans	$13,309	$13,712

Credit Quality Information

The Bank utilizes a twelve grade internal loan rating system for each of its commercial real estate, construction and commercial loans as follows:

1	Substantially Risk Free

Borrowers in this category are of unquestioned credit standing and are at the pinnacle of credit quality. Credits in this category are generally cash secured with strong management depth and experience and exhibit a superior track record.

2	Minimal Risk

A relationship which provides an adequate return on investment, has been stable during the last three years and has a superior financial condition as compared with other borrowers in itsindustry.  In addition, management must be of unquestionable character and have strong abilities as measured by their long-term financial performance

3	Moderate Risk

A relationship which does not appear to possess more than the normal degree of credit risk.  Overall, the borrower’s financial statements compare favorably with the industry.  A strong secondary repayment source exists and the loan is performing as agreed.

4	Better than Average Risk

A relationship which possesses most of the characteristics found in the Moderate Risk category and range from definitely sound to those with minor risk characteristics. Borrowers in this category operate in a reasonably stable industry that may be moderately affected by a business cycle. These loans have a satisfactory track record and are performing as agreed.

5	Average Risk

A relationship which possesses most of the characteristics found in the Better than Average Risk category but may have recently experienced a loss year often as a result of their operation in a cyclical industry. The relationship has smaller margins of debt service coverage with some elements of reduced strength. A good secondary repayment source exists and the loan is performing as agreed.  Start-up businesses and construction loans will generally be assigned to this category as well.

6	Acceptable Risk

Borrowers in this category may be more highly leveraged than their industry peers and experience moderate losses relative to net worth.  Trends and performance i.e. sales and earnings, leverage, etc. may be negative.  Management’s ability may be questionable, or perhaps untested.  The industry may be experiencing either temporary or long term pressures.  Collateral values are seen as more important in assessing risk for these loans than in higher quality loans.  In some cases borrowers have failed to meet required line clean-up periods or other terms and conditions such as timely payments.

7	Special Mention

A classification assigned to all relationships for credits with potential weaknesses which present a higher than normal credit risk, but not to the point of requiring a Substandard loan classification.  No loss of principal or interest is anticipated, however, these credits are followed closely, and if necessary, remedial plans to reduce the Company’s risk exposure are established.

8	Substandard – Performing

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

9	Substandard – Non-Performing

A classification given to Substandard credits which have deteriorated to the point that management has placed the accounts on non-accrual status due to delinquency exceeding 90 days or where the Company has determined that collection of principal and interest in full is unlikely.

10	Doubtful

Loans classified as doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, highly questionable and improbable.  Collection in excess of 50% of the balance owed is not expected.

11	Loss

Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be possible in the future.

100	Small Business Express

Grade established for all small business credits deemed pass rated or better.

The Company risk rates its residential mortgages, including 1-4 family and residential construction loans, based on a three rating system: Pass, Special Mention and Substandard. Loans that are current within 59 days are rated Pass. Residential mortgages that are 60-89 days delinquent are rated Special Mention. Loans delinquent for 90 days or greater are rated Substandard and generally placed on non-accrual status unless well secured when they would be transferred to non-accrual status at 120 days past due. Home equity loans are risk rated based on the same rating system as the Company's residential mortgages.

Other consumer loans, including auto loans, are rated based on a two rating system. Loans that are current within 119 days are rated Performing while loans delinquent for 120 days or more are rated Non-performing. Other consumer loans are placed on non-accrual at such time as they become Non-performing.

The following table presents the Company’s loans by risk rating at March 31, 2011 and December 31, 2010:

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Grade:
Pass	$625,781	$616,435	$26,167	$24,663	$651,948	$641,098
Special mention	208	1,598	-	104	208	1,702
Substandard	3,313	1,936	132	237	3,445	2,173
Total	$629,302	$619,969	$26,299	$25,004	$655,601	$644,973

Commercial Mortgages
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Grade:
Pass	$80,118	$100,737	$84,255	$82,017	$639,663	$626,571	$804,036	$809,325
Special mention	9,570	10,803	374	381	25,408	27,377	35,352	38,561
Substandard	18,054	15,095	3,764	4,527	62,792	57,752	84,610	77,374
Doubtful	189	189	-	-	124	124	313	313
Loss	-	-	-	-	-	-	-	-
Total	$107,931	$126,824	$88,393	$86,925	$727,987	$711,824	$924,311	$925,573

Commercial Business Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Grade:
Pass	$112,560	$98,239	$166,768	$180,321	$279,328	$278,560
Special mention	-	-	1,627	1,281	1,627	1,281
Substandard	-	-	7,420	6,164	7,420	6,164
Doubtful	-	-	-	82	-	82
Loss	-	-	-	-	-	-
Total	$112,560	$98,239	$175,815	$187,848	$288,375	$286,087

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Performing	$225,146	$225,749	$51,106	$59,034	$276,252	$284,783
Nonperforming	711	709	52	37	763	746
Total	$225,857	$226,458	$51,158	$59,071	$277,015	$285,529

5.           DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2011	December 31, 2010
Time less than $100,000	$368,828	$368,770
Time $100,000 or more	371,367	372,354
Total time deposits	$740,195	$741,124

6.           STOCKHOLDERS' EQUITY

The Bank’s actual and required capital ratios were as follows:
			FDIC Minimum
	March 31, 2011	December 31, 2010	to be Well Capitalized

Total capital to risk weighted assets	10.9%	10.6%	10.0%

Tier 1 capital to risk weighted assets	9.6	9.3	6.0

Tier 1 capital to average assets	8.1	8.0	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

7.           STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2011 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance as of December 31, 2010	171	$18.42	152	$24.41
Granted	55	21.22	-	-
Stock options exercised	-	-	(12)	16.75
Stock awards vested	(59)	19.54	-	-
Forfeited	(8)	21.57	-	-
Balance as of March 31, 2011	159	$18.82	140	$25.09

During the three months ended March 31, 2011, proceeds from stock option exercises totaled $406 thousand. There were no stock options exercised during the three months ended March 31, 2010. During the three months ended March 31, 2011, there were 59 thousand shares issued in connection with vested stock awards.  During the three months ended March 31, 2010, there were 42 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $318 thousand and $410 thousand during the three months ended March 31, 2011 and 2010, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended March 31, 2011
Net interest income (expense)	$20,353	$-	$(207)	$-	$20,146
Provision for loan losses	1,600	-	-	-	1,600
Non-interest income	4,772	3,730	4,089	(4,089)	8,502
Non-interest expense	18,951	2,256	1,981	1	23,189
Income (loss) before income taxes	4,574	1,474	1,901	(4,090)	3,859
Income tax expense (benefit)	1,354	605	(897)	(1)	1,061
Net income	$3,220	$869	$2,798	$(4,089)	$2,798

Average assets (in millions)	$2,838	$33	$355	$(350)	$2,876

Three months ended March 31, 2010
Net interest income (expense)	$18,510	$-	$(213)	$-	$18,297
Provision for loan losses	2,326	-	-	-	2,326
Non-interest income	5,013	3,485	3,649	(3,649)	8,498
Non-interest expense	17,570	2,309	314	(1)	20,192
Income (loss) before income taxes	3,627	1,176	3,122	(3,648)	4,277
Income tax expense (benefit)	673	483	(215)	-	941
Net income	$2,954	$693	$3,337	$(3,648)	$3,336

Average assets (in millions)	$2,632	$31	$364	$(350)	$2,677

9.            DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2011, the Company held derivatives with a total notional amount of $471 million. Of this total, interest rate swaps with a combined notional amount of $160 million were designated as cash flow hedges and $299 million have been designated as economic hedges.  The remaining $12 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At March 31, 2011, no derivatives were designated as hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2011.

The Company pledged collateral to derivative counterparties in the form of cash totaling $5.6 million and securities with an amortized cost of $28.3 million and a fair value of $28.9 million as of March 31, 2011. The Company does not typically require its Commercial customers to post cash or securities collateral on its program of back-to-back economic hedges, however certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivate asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at March 31, 2011, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	2.4	0.31%	4.00%	$(6,656)
Forward-starting Interest rate swaps on FHLBB borrowings	40,000	2.5	-	3.13	(421)
Interest rate swaps on junior subordinated debentures	15,000	3.1	2.16	5.54	(988)
Total cash flow hedges	160,000				(8,065)

Economic hedges:
Interest rate swap on industrial revenue bond	$14,443	18.7	0.61	5.09	$(1,467)
Interest rate swaps on loans with commercial loan customers	142,221	6.4	2.83	6.03	(5,803)
Reverse interest rate swaps on loans with commercial loan customers	142,221	6.4	6.03	2.83	5,870
Total economic hedges	298,885				(1,400)

Non-hedging derivatives:
Commitments to originate residential mortgage loans to be sold	6,171	0.2			(39)
Commitments to sell residential mortgage loans	6,171	0.2			26
Total non-hedging derivatives	12,342				(13)

Total	$471,227				$(9,478)

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2010, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	2.7	0.29%	4.00%	$(7,696)
Forward-starting interest rate swaps on FHLBB borrowings	40,000	2.8	-	3.13	(468)
Interest rate swaps on junior subordinated debentures	15,000	3.4	2.13	5.54	(1,142)
Total cash flow hedges	160,000				(9,306)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	14,559	18.9	0.63	5.09	(1,757)
Interest rate swaps on loans with commercial loan customers	137,295	6.5	2.93	6.04	(7,374)
Reverse interest rate swaps on loans with commercial loan customers	137,295	6.5	6.04	2.93	7,406
Total economic hedges	289,149				(1,725)

Non-hedging derivatives:
Commitments to originate residential mortgage loans	13,172	0.2			(280)
Commitments to sell residential mortgage loans	13,172	0.2			267
Total non-hedging derivatives	26,344				(13)

Total	$475,493				$(11,044)

Cash flow hedges

The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Each quarter, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.

The Company has entered into several interest rate swaps with an aggregate notional amount of $105 million to convert the LIBOR based floating interest rates on a $105 million portfolio of FHLBB advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.  In the third quarter of 2010, the Company terminated $40 million notional amount of interest rate swaps that were used to convert floating based FHLBB advances to a fixed rate.  The Company has retained the floating rate advances and fully anticipates holding these advances until maturity.  Net gains and losses for terminated cash flow hedges remain in accumulated other comprehensive income and are amortized into earnings in the same period or periods during which the originally hedged forecasted transaction affects earnings.  Management’s decision to terminate the swaps was based on its assessment that these hedges were no longer needed to execute management’s balance sheet management strategy.

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

The Company has entered into an interest rate swap with a notional value of $15 million to convert the floating rate of interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010

Interest rate swaps on FHLBB borrowings:
Unrealized gain (loss) recognized in accumulated other comprehensive loss	$1,099	$(1,361)

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	235	-

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	10	-

Net tax (expense) benefit on items recognized in accumulated other comprehensive loss	(451)	615

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(98)	-

Interest rate swaps on junior subordinated debentures:
Unrealized gain (loss) recognized in accumulated other comprehensive loss	154	(148)

Net tax (expense) benefit on items recognized in accumulated other comprehensive loss	(64)	67
Other comprehensive income (loss) recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$885	$(827)

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,206	$1,412

Net interest expense recognized in interest expense on junior subordinated debentures	$127	$128

The Company’s accumulated other comprehensive loss totaled $4.9 million at March 31, 2011. Of this loss, $13.8 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $5.7 million, and $5.0 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $1.8 million.

The Company’s accumulated other comprehensive loss totaled $6.4 million at December 31, 2010. Of this loss, $15.3 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $6.4 million, and $4.0 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $1.5 million.

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended March 31, 2011 and 2010.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.2 million will be reclassified as an increase to interest expense.

Economic hedges and non-hedging derivatives

The Company has an interest rate swap with a $14.4 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $73 thousand as of March 31, 2011 and were not material to the financial statements.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to the Federal National Mortgage Association.  These commitments are considered derivative financial instruments and are recorded at fair value with any changes in fair value recorded through earnings.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010

Economic hedges
Interest rate swap on industrial revenue bond:
Net interest expense recognized in interest and dividend income on securities	$(162)	$(168)

Unrealized gain (loss) recognized in other non-interest income	290	(159)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) gain recognized in other non-interest income	(1,571)	1,605

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	1,571	(1,605)

Favorable change in credit valuation adjustment recognized in other non-interest income	$41	$270

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$(39)	$(32)

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$26	$48

10.            FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the three months ended March 31, 2011.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$15,781	$15,781
Available-for-sale securities:
Municipal bonds and obligations	-	77,763	-	77,763
Government guaranteed residential mortgage-backed securities	-	19,210	-	19,210
Government sponsored residential mortgage-backed securities	-	166,519	-	166,519
Corporate bonds	-	8,944	-	8,944
Trust preferred securities	-	20,041	569	20,610
Other bonds and obligations	-	388	-	388
Marketable equity securities	20,275	-	1,624	21,899
Derivative assets	-	5,896	-	5,896
Derivative liabilities	-	15,374	-	15,374

	December 31, 2010
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$16,155	$16,155
Available-for-sale securities:
Municipal bonds and obligations	-	79,906	-	79,906
Government guaranteed residential mortgage-backed securities	-	26,164	-	26,164
Government-sponsored residential mortgage-backed securities	-	146,719	-	146,719
Corporate bonds	-	18,290	-	18,290
Trust preferred securities	-	19,637	218	19,855
Other bonds and obligations	-	403	-	403
Marketable equity securities	17,428	-	1,477	18,905
Derivative assets	-	7,673	-	7,673
Derivative liabilities	-	18,717	-	18,717

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.

The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. As of March 31, 2011, liabilities derived from commitments to originate residential mortgage loans for sale totaled $39 thousand. The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the Federal National Mortgage Association in secondary markets. These valuations result in a Level 2 classification. As of March 31, 2011, assets derived from commitments to sell residential mortgage loans totaled $26 thousand.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis at March 31, 2011 and 2010.

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2010	$16,155	$1,695

Unrealized loss recognized in other non-interest income	(257)	-
Unrealized gain included in accumulated other comprehensive loss	-	498
Amortization of trading account security	(117)	-
Balance as of March 31, 2011	$15,781	$2,193

Unrealized gains (losses) relating to instruments still held at March 31, 2011	$1,338	$(1,950)

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2009	$15,880	$2,016

Unrealized gain recognized in other non-interest income	46	-
Unrealized gain included in accumulated other comprehensive loss	-	267
Amortization of trading account security	(110)	-
Balance as of March 31, 2010	$15,816	$2,283

Unrealized gains (losses) relating to instruments still held at March 31, 2010	$926	$(1,634)

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	March 31, 2011
	Level 1	Level 2	Level 3
(In thousands)	Inputs	Inputs	Inputs	Total
Assets
Impaired loans	$-	$-	$4,647	$4,647
Other real estate owned	-	-	2,400	2,400
Mortgage servicing rights	-	-	2,411	2,411

Total Assets	$-	$-	$9,548	$9,458

	December 31, 2010
	Level 1	Level 2	Level 3
(In thousands)	Inputs	Inputs	Inputs	Total
Assets
Impaired loans	$-	$-	$4,960	$4,960
Other real estate owned	-	-	3,386	3,386
Mortgage servicing rights	-	-	2,106	2,106

Total Assets	$-	$-	$10,452	$10,452

Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity for the three months ended March 31, 2011 and 2010. Held for maturity securities are fair valued using the same methodologies applied to the available for sales securities portfolio.  Most securities in the held to maturity portfolio consist of economic development bonds and issues to local municipalities that are not actively traded and are priced using a discounted cash flows model.  The Company views these as Level 3 pricing.

Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of FHLBB stock having a carrying value of $21.0 million as of March 31, 2011. FHLBB stock is recorded at par and periodically evaluated for impairment.  The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB and the purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

The FHLBB reported positive net income for the three months ended March 31, 2011 and has reinstated its dividend payment in the first quarter of 2011. The Company also reviewed recent public filings, rating agency’s analysis which showed investment-grade ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI at March 31, 2011. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB and it will continue to be monitored closely.

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

Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2011 and 2010, respectively.  The Company holds loans in the held for sale category for a period generally less than 3 months and as a result fair value approximates carrying value.

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

Intangibles and Goodwill. The Company’s other intangible assets totaled $10.6 million and $11.4 million as of March 31, 2011 and December 31, 2010, respectively. Other intangibles include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions.  Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years.  No impairment was recorded on other intangible assets during the three months ended March 31, 2011 and 2010.

The Company’s Goodwill balance as of March 31, 2011 and December 31, 2010 was $161.7 million. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded by the Company during the three month periods ended March 31, 2011 and 2010.

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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$41,225	$41,225	$44,140	$44,140
Trading security	15,781	15,781	16,155	16,155
Securities available for sale	315,333	315,333	310,242	310,242
Securities held to maturity	56,628	57,802	56,436	57,594
Restricted equity securities	23,120	23,120	23,120	23,120
Net loans	2,113,404	2,056,089	2,110,264	2,051,829
Loans held for sale	142	142	1,043	1,043
Accrued interest receivable	8,958	8,958	8,769	8,769
Cash surrender value of bank-owned life insurance policies	46,465	46,465	46,085	46,085
Derivative assets	5,896	5,896	7,673	7,673

Financial Liabilities

Total deposits	$2,241,049	$2,249,021	$2,204,441	$2,215,307
Short-term debt	15,480	15,480	47,030	47,030
Long-term Federal Home Loan Bank advances	197,922	200,507	197,807	200,746
Junior subordinated debentures	15,464	9,433	15,464	9,742
Derivative liabilities	15,374	15,374	18,717	18,717

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

11.           SUBSEQUENT EVENT

On April 1, 2011, the Company acquired all of the outstanding common shares of Rome Bancorp, Inc. ("Rome"), the parent company of The Rome Savings Bank. Concurrently, Rome Bancorp merged into Berkshire Hills Bancorp and The Rome Savings Bank merged into Berkshire Bank. Rome had five banking offices serving Rome, Lee, and New Hartford, New York.

Rome shareholders received 2.7 million shares of the Company and $22.7 million in cash. As of April 1, 2011, Rome had assets with a carrying value of $319.5 million, including loans outstanding with a carrying value of $262.9 million, as well as deposits with a carrying value of $228.7 million. The results of Rome's operations will be included in our Consolidated Statement of Income from the date of acquisition. As a result of the proximity of the closing of the merger with Rome to the date these consolidated financial statements are available to be issued, the Company is still evaluating the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in connection with this transaction is also yet to be determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2011 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 41.5% effective income tax rate.

Berkshire Hills Bancorp (“the Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It had $2.9 billion in assets at March 31, 2011 and is the parent of Berkshire Bank — America’s Most Exciting BankSM (“the Bank”).  The Company provides personal and business banking, insurance, investment, and wealth management services through 48 full service branch offices in western Massachusetts, northeastern New York, and southern Vermont.  Berkshire completed the acquisition of Rome Bancorp, Inc. on April 1, 2011.  Berkshire also has entered into a definitive merger agreement to acquire Legacy Bancorp, Inc. (Legacy”) which is headquartered in Pittsfield, Massachusetts. The merger is expected to be completed in the third quarter of 2011 and is subject to the approvals of Legacy and Berkshire shareholders and the applicable regulatory agencies. Berkshire Bank provides 100% deposit insurance protection on all deposit accounts, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.

At the time of its acquisition, Rome Bancorp had loans totaling $263 million and deposits totaling $229 million,  and it operated five banking offices in the vicinity of Rome, New York.  At March 31, 2011, Legacy reported total loans of $601 million and total deposits of $677 million.  Legacy operates 19 banking offices including 12 offices in western Massachusetts and 7 offices in northeastern New York.

Berkshire is the largest locally headquartered regional bank and financial services company serving its markets.  Berkshire seeks to distinguish itself based on the following attributes:

—	Strong growth from organic, de novo, product and acquisition strategies
—	Solid capital, core funding and risk management culture
—	Experienced executive team focused on earnings and stockholder value
—	Distinctive brand and culture as America’s Most Exciting BankSM
—	Diversified integrated financial service revenues
—	Positioned to be regional consolidator in attractive markets

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.  These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions.

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the filings made by Berkshire with the Securities and Exchange Commission, including the Berkshire Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the definitive Proxy Statement/Prospectus filed by Berkshire with the SEC on February 2, 2011 for the Rome acquisition and the Joint Proxy Statement/Prospectus on Form S-4 filed by Berkshire with the SEC on May 6, 2011 for the Legacy acquisition.  Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made.  Berkshire is not undertaking an obligation to update these forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

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

Goodwill and Identifiable Intangible Assets.  Goodwill and identifiable intangible assets are recorded as a result of business acquisitions and combinations.  These assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable.   There have been no such events or changes in circumstance since the Company’s most recent report on Form 10-K.  When these assets are evaluated for impairment, if the carrying amount exceeds fair value, an impairment charge is recorded to income.  The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows and market multiples analyses.  These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

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

For additional information regarding critical accounting policies, refer to Note 1 in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2010. Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements of this report for a detailed discussion of new accounting pronouncements.

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended
	March 31,
	2011	2010

PERFORMANCE RATIOS
Return on average assets	0.39%	0.50%
Return on average equity	2.86	3.44
Net interest margin, fully taxable equivalent	3.30	3.24

ASSET QUALITY RATIOS
Net charge-offs (annualized)/average loans	0.30%	0.47%
Non-performing assets/total assets	0.54	0.92
Loan loss allowance/total loans	1.49	1.61
Allowance loan losses/non-accruing loans	240	147

CAPITAL
Stockholders' equity to total assets	13.52%	14.24%

PER SHARE DATA
Net earnings, diluted	$0.20	$0.24
Total book value	27.63	27.47
Dividends	0.16	0.16
Stock price:
High	22.75	20.99
Low	20.74	16.20
Close	20.83	18.33

FINANCIAL DATA: (In millions)
Total assets	$2,885	$2,705
Total loans	2,145	1,981
Other earning assets	421	420
Total intangible assets	172	175
Deposits	2,241	2,037
Borrowings and debentures	229	257
Stockholders' equity	390	385

FOR THE PERIOD: (In thousands)
Net interest income	$20,146	$18,297
Provision for loan losses	1,600	2,326
Non-interest income	8,502	8,498
Non-interest expense	23,189	20,192
Net income	2,798	3,336

(1)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended March 31,
(In millions)	2011		2010
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$651	5.04%	$615	5.31%
Commercial mortgages	929	4.68	856	4.94
Commercial business loans	284	4.69	170	4.88
Consumer loans	281	3.63	311	4.04
Total loans	2,145	4.65	1,952	4.91
Securities	404	4.01	412	4.06
Fed funds sold & short-term investments	12	0.13	7	0.20
Total earning assets	2,561	4.53	2,371	4.75
Other assets	315		306
Total assets	$2,876		$2,677

Liabilities and stockholders' equity
Deposits:
NOW	$215	0.33%	$195	0.39%
Money market	746	0.75	542	1.02
Savings	235	0.31	224	0.32
Time	738	2.19	758	2.71
Total interest-bearing deposits	1,934	1.20	1,719	1.61
Borrowings and debentures	230	3.62	280	3.27
Total interest-bearing liabilities	2,164	1.46	1,999	1.84
Non-interest-bearing demand deposits	294		270
Other liabilities	26		20
Total liabilities	2,484		2,289

Total stockholders' equity	392		388

Total liabilities and stockholders' equity	$2,876		$2,677

Net interest spread		3.07%		2.91%
Net interest margin		3.30%		3.24%

Supplementary data
Total deposits (In millions)	$2,228		$1,989
Fully taxable equivalent income adj. (In thousands)	679		646

(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance for securities available for sale is based on amortized cost.

SUMMARY

Berkshire’s first quarter net income was $2.8 million in 2011 ($0.20 per share), compared to $3.3 million in 2010 ($0.24 per share).  Net income in 2011 reflected $1.4 million in after-tax merger related expenses.  Berkshire completed the acquisition of Rome Bancorp, Inc. on April 1, 2011 and is planning to complete the acquisition of Legacy Bancorp, Inc. in the third quarter of 2011.  Excluding merger related expenses, Berkshire’s net income increased in 2011 to $4.2 million, $0.30 per share, which was a 25% increase over 2010 earnings per share.

First quarter financial highlights included:

•	10% increase in net interest income, compared to prior year first quarter
•	7% growth in net revenue, compared to prior year first quarter
•	15% annualized growth in asset based and commercial real estate loans
•	7% annualized growth in total deposits
•	3.30% net interest margin, unchanged from the prior quarter
•	0.54% non-performing assets/total assets, down from 0.59% in the prior quarter
•	0.30% annualized net loan charge-offs/average loans, down from 0.37% in the prior quarter
•	1.49% allowance for loan losses/total loans, unchanged from the prior quarter

Berkshire continued to build market share in targeted areas of loan and deposit growth.  Asset quality remained favorable, with ongoing improvement in non-performing assets and loan charge-off metrics.  At the end of the quarter, Berkshire Bank opened a new office in Rotterdam, New York, following the opening of two other New York branch offices in the latter part of 2010.   Following the Rome and Legacy operations, the Company expects to have more than $4 billion in assets, more than 60 branches, and a market capitalization exceeding $450 million based on its recent stock price.  These mergers position the Company well to continue to grow as the leading locally headquartered regional bank serving our New England and New York markets.  Berkshire Bank is well capitalized and the Company’s dividend to shareholders provided an annualized yield of approximately 2.92% based on the average closing price of Berkshire’s common stock during the first quarter of 2011.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010

Summary: Total assets remained steady at $2.9 billion during the first quarter of 2011.  Growth of commercial loans in targeted areas offset loan run-off in other areas.  Asset quality metrics improved.  Deposit growth was primarily used to pay down overnight FHLBB advances.  Stockholders’ equity increased; tangible book value per share grew to $15.44 at quarter-end, while total book value per share increased to $27.63.  Capital and liquidity ratios remained strong and improving.

Securities.  The total portfolio of investment securities increased by $5 million (5% annualized) in the first quarter of 2011.  Net run-off totaling $9 million of available for sale short duration corporate bonds was more than offset by net growth of $13 million in available for sale mortgage backed securities consisting primarily of  government sponsored planned amortization class instruments with 3-4 year durations.  The net unrealized gain on investment securities increased slightly to $6 million from $5 million.  The annualized yield on the portfolio increased slightly to 4.01% in the first quarter of 2011 from 3.94% in the prior quarter, including the benefit of dividend yielding equity securities purchased in the prior quarter.  There were no material credit rating downgrades of securities in the portfolio during the most recent quarter.  The Company had one investment in a pooled trust preferred security with a $2.6 million book value and a $0.6 million estimated fair value at quarter-end.  The impairment was viewed as temporary; this security is described more fully in the notes to the consolidated financial statements.  The estimated fair value of this security improved by $0.4 million during the quarter.

Loans.  Total loans increased by $3 million (1% annualized) in the first quarter of 2011.  Total asset based and commercial real estate loans grew at a 15% annualized rate, reflecting ongoing growth in these targeted areas and the continuing strong momentum of the asset based lending group which was recruited at the beginning of 2010.  The above increases were partially offset by lower construction balances and a decrease in other consumer loans reflecting residual planned runoff in automobile loans.  Due to the strong momentum coming into the quarter, the average balance of loans increased at a 12% annualized rate in the first quarter, compared to the prior quarter.  The yield on loans decreased to 4.65% from 4.77% for these periods, reflecting the ongoing impact of runoff and repricings in the continuing low interest rate environment.  The pipeline of committed commercial loans was $100 million at quarter-end.

Several key asset quality metrics remained favorable in the most recent quarter.  Non-performing assets decreased to 0.54% of total assets, and annualized net loan charge-offs decreased to 0.30% of average loans.  Accruing delinquent loans also remained favorable, increasing modestly to 0.70% of total loans. Classified assets are those rated substandard or lower in the Company’s internal rating systems. Commercial classified loans increased by $8 million during the quarter including a performing commercial loan totaling $5.4 million which was not deemed impaired.  The total carrying value of loans deemed impaired decreased slightly to $16.3 million from $16.6 million during the quarter.  The specific allowance for losses related to these loans remained unchanged at $2.5 million.

Loan Loss Allowance.  The loan loss allowance remained flat at $31.9 million during the first quarter of 2011, measuring 1.49% of total loans and 240% of non-accruing loans at quarter-end.  The allowance includes specific reserves for impaired loans, which were discussed above.  Additionally, the allowance includes a general reserve for pools of loans.  The methodology for computing the general reserve was enhanced in the first quarter.  This methodology includes a historical loss component and an environmental factors component.  The historical loss component is based on the attribution of loss factors based on Moody’s historical corporate default and recovery rates.  The environmental factors component assesses loss potential as it may be affected by economic business conditions, lending policies and procedures, portfolio characteristics, management and staff changes, problem loan trends, and credit concentration trends.  The historical loss and environmental factors components are assessed for fifteen homogeneous pools in the loan portfolio.  At quarter-end, the reserves for historical loss factors totaled $21.9 million and the reserves for environmental factors totaled $7.3 million.

Deposits and Borrowings.  Total deposits increased by $37 million (7% annualized) in the first quarter of 2011, primarily due to ongoing growth of money market accounts and expansion in the New York region.  Due to the strong deposit growth near the end of 2012, the average balance of deposits increased at a 22% annualized pace in the first quarter, compared to the prior quarter.  The cost of deposits continued to decrease, falling by an additional 0.11% in the most recent quarter, compared to the prior quarter.  The decrease in deposit costs resulted from disciplined pricing and reflected the ongoing impact of low market interest rates.  Deposit growth was primarily used to pay down overnight Federal Home Loan Bank advances, resulting in a $32 million decrease in short term debt during the quarter.  The average cost of borrowings increased due to the reduction in these low cost overnight advances.  The loan/deposit ratio continued to improve, measuring 96% at quarter-end.

Stockholders’ Equity.  Total stockholders’ equity increased by $2 million (2% annualized) during the first quarter of 2011.  This primarily reflected a reduction in the accumulated comprehensive loss related to improved market prices for the Company’s investment securities and its derivative financial instruments.  The ratio of tangible equity/tangible assets increased to 8.04% during the quarter, with total equity/assets increasing to 13.52%.  Tangible book value per share increased to $15.44 at quarter-end, while total book value per share increased to $27.63.  Berkshire Bank remained well capitalized at the end of the quarter, with the total risk based capital ratio measuring 10.9% at that date.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Summary.  Berkshire’s first quarter net income was $2.8 million in 2011 ($0.20 per share), compared to $3.3 million in 2010 ($0.24 per share).  Net income in 2011 reflected $1.4 million in after-tax merger related expenses.  Excluding merger related expenses, Berkshire’s net income increased in 2011 to $4.2 million ($0.30 per share).  This earnings growth has included the benefit of positive operating leverage from strong revenue growth and the benefit of a lower loan loss provision related to improved asset quality.  The Company has maintained an asset sensitive net interest income profile, as management has chosen to sacrifice current yield to protect earnings in the event of future rate increases.  The Company is also absorbing the costs of ongoing branch and business expansion in its cost of operations.  The Company’s first quarter return on assets was 0.39% in 2011, compared to 0.50% in 2010.  Excluding merger related costs, the 2011 return on assets was 0.58%, which was the strongest quarterly result in two years.  The first quarter return on equity was 2.86% in 2011, compared to 3.44% in 2010.  Excluding merger related costs, the 2011 return on equity was 4.28%.

Revenue.   Total first quarter net revenue increased by $1.9 million (7%) in 2011 compared to 2010.  Revenue growth was driven by net interest income, which increased by $1.8 million (10%) for these periods, while non-interest income was flat.  Quarterly net revenue per share increased to $2.05 from $1.93.

Net Interest Income.  Net interest income has grown sequentially in the last seven quarters.  In the most recent quarter, this growth resulted primarily from 12% annualized average loan growth due to the strong momentum coming into the year.  The net interest margin remained stable at 3.30% compared to the prior quarter, and increased from 3.24% in the first quarter of 2010. Berkshire has maintained disciplined pricing of loans and deposits to mitigate pressures in the continuing low market rate environment.  The yield compression on loans reflects the impact of run-off of higher rate loans, along with a shift in the portfolio mix.  Similarly, the reduction in deposit costs reflects both the gradual repricing of accounts and a shift in the portfolio from time deposit accounts and towards lower cost money market accounts.

Non-Interest Income.   First quarter non-interest income increased slightly in 2011 compared to 2010.  Insurance fee revenues increased by $0.3 million (7%); insurance income is seasonal in the first half of the year due to contingency income.  Volume growth of 7% in commercial lines policies over the past twelve months has more than offset the impact of a 4% decrease in personal lines policies due to competitive conditions.  Deposit related fee income was up $0.1 million (3%) including the benefit of account growth.  Deposit related fees increased despite a 7% decrease in overdraft income to $1.4 million following the implementation of Regulation E in the second half of 2010.  First quarter debit card fee income increased 11% to $0.5 million from year-to-year.  Deposit fee growth partially offset a decrease in loan related fee income including a $0.6 million decrease for commercial loan interest rate swaps, reflecting lower volume.   First quarter wealth management fee income was up 1% from year-to-year.  Assets under management increased at a 17% annualized rate to $694 million during the most recent quarter.  Total non-interest income measured 30% of total net revenue in the most recent quarter.  Berkshire’s goal is to increase this ratio over time in order to diversify its revenues and to obtain the benefit of cross sales and increased wallet share of financial services in its market area.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the loan loss allowance remained unchanged in the first quarter and was included in the earlier discussion of financial condition.  The first quarter loan loss provision totaled $1.6 million in 2011, compared to $2.3 million in 2010, reflecting improvement in asset quality as reflected in asset quality metrics and loan charge-off ratios.

Non-Interest Expense and Income Tax Expense.  First quarter non-interest expense increased by $3.0 million (15%) in 2011 compared to 2010.  Total non-interest expense in 2011 included $1.7 million in charges for merger related expenses, consisting primarily of investment banking and legal fees and severance costs.  Excluding these charges, non-interest expense increased by $1.3 million (6%) in 2011 compared to 2010.  This included a $0.6 million increase in the expense of other real estate owned primarily due to the write-down of foreclosed properties to facilitate pending sales.  Additionally excluding this expense, all other non-interest expense increased by 4%, including the costs of new de novo branches and business line expansion over the last year.  Compensation expense growth was limited to 1% for these periods.  Full time equivalent employees totaled 602 at March 31, 2011, compared to 599 at year-end 2010 and to 622 at the end of 2009.  The first quarter effective income tax rate increased to 27% in 2011 from 22% in 2010.  The higher tax rate in 2011 reflects the higher pretax income anticipated in the current year, and a lower proportion of tax advantaged income sources.  The actual tax rate in 2011 will be impacted, among other things, by the amount of merger related expenses that are recorded by Berkshire, which is uncertain at this time.

Results of Segment and Parent Operations. The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in the notes to the financial statements. The Bank’s results reflected the same general trends as the consolidated results previously reported, with higher revenues and earnings for the first quarter of 2011 compared to 2010.   The insurance segment also posted higher revenues as discussed previously for non-interest income.  Expenses were lower as a result of a reorganization early in 2010, and as a result first quarter insurance earnings improved to $0.9 million from $0.7 million.  The parent’s revenues are primarily the undistributed income of the bank and insurance subsidiaries, and therefore the parent’s revenues increased along with subsidiary earnings; no dividends were paid to the parent by the subsidiaries in the first quarter.  Most of the merger related expenses were charged to the parent, and as a result, the parent’s earnings decreased to $2.8 million from $3.3 million.

Comprehensive Income. Comprehensive income includes changes in accumulated other comprehensive (loss) income, which consist of changes (after tax) in the unrealized market gains and losses on securities available for sale and the net gain (loss) on derivative instruments used as cash flow hedges, including a terminated hedge. The Company recorded first quarter comprehensive income of $4.3 million in 2011, including net income of $2.8 million and a $1.5 million decrease in the accumulated other comprehensive loss due to improvement in the fair values of investment securities and interest rate swaps that are designated as cash flow hedges.  Total first quarter comprehensive income was $2.8 million in 2010.  The Company recorded a $0.6 million increase in the accumulated other comprehensive loss in the first quarter of 2010 due primarily to a decrease in the fair value of its interest rate swaps.

Liquidity and Cash Flows. The Company’s primary source of funds was deposit growth in the first quarter of 2011, and the primary use of funds was reduction of short term debt.  Deposit growth is expected to continue to be the primary source of funds for the remainder of the year, and net loan growth is expected to be the primary use of funds.  Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. The Company also uses interest rate swaps in managing its funds sources and uses.

Berkshire Hills Bancorp had a cash balance totaling $11 million at quarter-end, and this cash was expected to fund routine uses of cash for dividends, debt service, and operating costs.  The primary long run routine sources of funds for the holding company are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  As a result of the loss recorded in 2009, Berkshire Bank is not currently eligible to pay dividends to its parent under Massachusetts state banking statutes. The Company expects that, as a result of current and anticipated retained earnings, the Bank will again become eligible to pay dividends according to these statutes in 2011. The Company expects to meet all of its routine cash needs prior to that time from existing cash balances on hand and from insurance group dividends. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2010 Form 10-K in Item 7.

The Company acquired Rome Bancorp for cash and stock consideration on April 1, 2011 as described in the notes to the consolidated financial statements.  The cash portion of the consideration was funded by cash held at Rome Bancorp which was upstreamed in the most recent quarter as a special dividend from The Rome Savings Bank which was funded through the liquidation of short and long term investments during the quarter.  The Company expects to complete the acquisition of Legacy Bancorp in the third quarter of 2011 for cash and stock consideration.  The cash portion of the merger consideration is expected to be funded primarily from cash expected to be held at Legacy Bancorp.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity. At March 31, 2011, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2010 Form 10-K.

As discussed in the 2010 Form 10-K, there are financial system reforms which became federal law in July 2010 and which constitute the most significant regulatory and systemic reform since the 1930’s.  It cannot be determined at this time what the full impacts of the reforms will be.  Some of the reforms are intended to increase required capital levels in the banking system.

As noted above, the Company issued common stock as partial consideration for the shares of Rome Bancorp on April 1, 2011 and the Company expects to issue common stock as 90% of the consideration for the shares of Legacy Bancorp in the merger which is targeted to be completed in the third quarter of 2011.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2010 Form 10-K. Information relating to payments due under contractual obligations is presented in the 2010 Form 10-K. There were no material changes in the Company’s payments due under contractual obligations during the first quarter of 2011.  As previously discussed, the Company completed the acquisition of Rome Bancorp on April 1, 2011 and has a definitive merger agreement with Legacy Bancorp which is expected to be completed in the third quarter of 2011.  These transactions are further discussed in the Company’s SEC filings related to these transactions.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements.  There were no material changes in the difference between fair value and book value of financial instruments at March 31, 2011 compared to the prior year-end.  The fair value discount of loans results from wider market risk premiums and downgrades in the risk ratings of certain loans compared to conditions at the time of loan origination.  The excess fair value of time deposits and borrowings over book value reflects the impact of lower interest rates and, in the case of the subordinated debt obligation, wider market risk spreads compared to conditions prevailing at the time of origination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk or in the Company’s market risk position during the first three months of 2011.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2010.

As discussed in Item 2, Berkshire has a targeted position to maintain a moderately asset sensitive interest rate profile.  Federal interventions to avoid a financial crisis unexpectedly drove short-term interest rates to near zero where they have remained since the fourth quarter of 2008.  Berkshire maintains a discipline to avoid undue risks to net interest income and to the market value of equity which would result from taking on excessive fixed rate assets in the current environment.

Management believes that net interest income might increase by more than the modeled amount in the expected scenarios of rising interest rates.    Management might decide to retain more, longer duration assets, after interest rates increase, and this would contribute additional income in the case of a parallel shift in the yield curve.  Also, the Company has experienced certain market floors on deposit pricing in the current near zero short-term interest rate environment.  In the case of rising rates, deposits might not increase in rate as quickly as they are modeled since they are presently above other comparable market rates in some cases.  Additionally, in some scenarios, the Company’s fee income might also increase as a result of improved economic and market conditions that might be related to higher market interest rates.

Rome’s interest rate risk analysis as set forth in its 2010 Annual Report on Form 10-K demonstrated a modestly asset sensitive profile at year-end 2010.  Based on Berkshire’s review of Rome’s balance sheet and anticipated balance sheet changes subsequent to the merger, Berkshire models that the interest rate risk of Rome’s operations will be modestly liability sensitive.  This is expected to minimally reduce the asset sensitivity of the combined banks, but this change is not expected to be material compared to Berkshire’s existing interest rate profile.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

At March 31, 2011, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

Following the public announcement of the execution of the Agreement and Plan of Merger, dated October 12, 2010 (the "Merger Agreement"), by and among the Company and Rome Bancorp, Inc. (“Rome Bancorp”), on October 18, 2010, Stephen Bushansky filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of the Bronx, on October 27, 2010, James and Liliana DiCastro filed a stockholder class action lawsuit in the Chancery Court of the State of Delaware, and on November 15, 2010, Samuel S. Rapasodi filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of Oneida, each against Rome Bancorp, the Directors of Rome Bancorp, and the Company.  The lawsuit filed in Delaware was subsequently withdrawn voluntarily.  The active lawsuits in New York state (collectively, the "Rome shareholder litigation") purported to be brought on behalf of all of Rome Bancorp's public stockholders and alleged that the directors of Rome Bancorp breached their fiduciary duties to Rome Bancorp's stockholders by failing to take steps necessary to obtain a fair and adequate price for Rome Bancorp's common stock and that the Company knowingly aided and abetted Rome Bancorp directors' breach of fiduciary duty.

On February 23, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation and to allow Rome Bancorp's stockholders to vote on the proposals required in connection with the merger, Rome Bancorp entered into a memorandum of understanding with plaintiffs’ counsel and other named defendants regarding the settlement of the Rome shareholder litigation.  Under the terms of the memorandum negotiated by Rome Bancorp, Rome Bancorp, the other named defendants and the plaintiffs agreed to settle the two lawsuits subject to court approval. If the court approves the settlement contemplated in the memorandum, the Rome shareholder litigation will be dismissed with prejudice. Pursuant to the terms of the memorandum, Rome Bancorp agreed to make available additional information to its stockholders.  In return, the plaintiffs have agreed to the dismissal of the Rome shareholder litigation, and did not seek to enjoin the proposed merger from proceeding.

In connection with the settlement, plaintiffs are seeking an award of attorneys’ fees and expenses not to exceed $395,000, subject to court approval.  Rome Bancorp's insurance carrier agreed to pay the legal fees and expenses of plaintiffs’ counsel, in an amount not to exceed $395,000 and ultimately to be determined by the court. This payment is not being made by the Company and did not affect the amount of merger consideration paid in the merger. If the settlement is finally approved by the court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law).

The Company and the other defendants vigorously denied, and continue to vigorously deny, that they committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were or could have been alleged in the Rome shareholder litigation, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with their fiduciary and other legal burdens and entered into the contemplated settlement solely to eliminate the burden and expense of further litigation, to put the claims that were or could have been asserted to rest, and to avoid any possible delay in the consummation of the merger.  As a result of the settlement, management of the Company believes the Rome shareholder litigation will not have any material adverse effect on the financial condition or operations of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Additionally, the Company has reported risk factors in the Joint Proxy Statement/Prospectus filed with the SEC on April 8, 2011 related to the Legacy acquisition and you should carefully consider the risk factors described therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended March 31, 2011.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2011.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased (1)	paid per share	plans or programs	the plans or programs
January 1-31, 2011	14,141	$21.22	-	97,993
February 1-28, 2011	-	-	-	97,993
March 1-31, 2011	-	-	-	97,993
Total	14,141	$21.22	-	97,993

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger dated as of December 21, 2010 by and between Berkshire Hills Bancorp, Inc. and Legacy Bancorp, Inc.(1)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(2)
3.2	Bylaws of Berkshire Hills Bancorp, Inc.(3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (4)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray(7)
10.4	Separation and Release and Non-Solicitation and Non-Competition Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael J. Oleksak (5)
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (6)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Linda A. Johnston (7)
10.7	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (8)
10.8	*Amended and Restated Berkshire Hills Bancorp, Inc. 2003 Equity Compensation Plan(9)
10.9	*Form of Berkshire Bank Employee Severance Compensation Plan(3)
10.10	*Berkshire Hills Bancorp, Inc. 2001 Stock-Based Incentive Plan(10)
10.11	*Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan(11)
10.12	*Woronoco Bancorp, Inc. 2001 Stock Option Plan(12)
10.13	*Woronoco Bancorp, Inc. 2004 Equity Compensation Plan(13)
10.14	Factory Point Bancorp, Inc. 1999 Non-Employee Directors Stock Option Plan, as amended and restated (14)
10.15	Factory Point Bancorp, Inc. 1999 Stock Incentive Plan(14)
10.16	Factory Point Bancorp, Inc. 2004 Stock Incentive Plan, as amended and restated (13)
10.17	Form of Split Dollar Agreement entered into with Michael P. Daly, Kevin P. Riley, Sean A. Gray, Richard M. Marotta and Linda A. Johnston (15)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 22, 2010.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on May 5, 2011.
(6)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(7)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(9)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 3, 2008.
(10)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on December 7, 2000.
(11)	Incorporated herein by reference from the Proxy Statement as filed on March 20, 2000 by Woronoco Bancorp, Inc.
(12)	Incorporated herein by reference from the Proxy Statement as filed on March 12, 2001 by Woronoco Bancorp, Inc.
(13)	Incorporated herein by reference from the Proxy Statement as filed on March 22, 2004 by Woronoco Bancorp, Inc.
(14)	Incorporated herein by reference from the Exhibits to the registration statement on Form S-8 as filed on October 10, 2007, registration No. 333-146604.
(15)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2011	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: May 10, 2011	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial
Officer