Form 10-Q
period 2011-06-30
BERKSHIRE HILLS BANCORP INC
filed 2011-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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

Yes ☐  No ☒

The Registrant had 21,128,868 shares of common stock, par value $0.01 per share, outstanding as of August 2, 2011.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2011	2010
Assets
Cash and due from banks	$30,912	$24,643
Short-term investments	11,005	19,497
Total cash and cash equivalents	41,917	44,140

Trading security	16,025	16,155
Securities available for sale, at fair value	306,073	310,242
Securities held to maturity (fair values of $56,414 and $57,594)	55,061	56,436
Federal Home Loan Bank stock and other restricted securities	23,120	23,120
Total securities	400,279	405,953

Loans held for sale	-	1,043

Residential mortgages	808,225	644,973
Commercial mortgages	988,342	925,573
Commercial business loans	345,364	286,087
Consumer loans	309,758	285,529
Total loans	2,451,689	2,142,162
Less: Allowance for loan losses	(31,919)	(31,898)
Net loans	2,419,770	2,110,264

Premises and equipment, net	44,026	38,546
Other real estate owned	1,700	3,386
Goodwill	178,068	161,725
Other intangible assets	14,523	11,354
Cash surrender value of bank-owned life insurance policies	56,865	46,085
Other assets	68,406	58,907
Total assets	$3,225,554	$2,881,403

Liabilities
Demand deposits	$351,249	$297,502
NOW deposits	216,256	212,143
Money market deposits	792,160	716,078
Savings deposits	315,161	237,594
Time deposits	810,989	741,124
Total deposits	2,485,815	2,204,441

Short-term debt	7,770	47,030
Long-term Federal Home Loan Bank advances	237,429	197,807
Junior subordinated debentures	15,464	15,464
Total borrowings	260,663	260,301
Other liabilities	34,106	28,014
Total liabilities	2,780,584	2,492,756

Stockholders’ equity
Common stock ($.01 par value; 26,000,000 shares authorized; 18,509,376 shares issued and 16,721,075 shares outstanding in 2011; 15,848,825 shares issued and 13,916,094 shares outstanding in 2010)	185	158
Additional paid-in capital	392,864	337,537
Unearned compensation	(2,145)	(1,776)
Retained earnings	103,642	103,972
Accumulated other comprehensive loss	(4,694)	(6,410)
Treasury stock, at cost (1,788,301 shares in 2011 and 1,772,677 shares in 2010)	(44,882)	(44,834)
Total stockholders' equity	444,970	388,647
Total liabilities and stockholders' equity	$3,225,554	$2,881,403

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest and dividend income
Loans	$28,607	$24,490	$53,213	$48,437
Securities and other	3,446	3,473	6,753	7,008
Total interest and dividend income	32,053	27,963	59,966	55,445
Interest expense
Deposits	5,768	6,787	11,483	13,683
Borrowings and junior subordinated debentures	2,084	2,305	4,136	4,594
Total interest expense	7,852	9,092	15,619	18,277
Net interest income	24,201	18,871	44,347	37,168
Non-interest income
Loan related fees	780	756	1,371	1,712
Deposit related fees	3,366	2,819	5,907	5,279
Insurance commissions and fees	2,782	3,197	6,512	6,670
Wealth management fees	1,389	1,140	2,581	2,316
Total fee income	8,317	7,912	16,371	15,977
Gain on sale of securities, net	6	-	6	-
Non-recurring gain	124	-	124	-
Other	(277)	(301)	(197)	(220)
Total non-interest income	8,170	7,611	16,304	15,757
Total net revenue	32,371	26,482	60,651	52,925
Provision for loan losses	1,500	2,200	3,100	4,526
Non-interest expense
Compensation and benefits	12,027	10,960	23,178	21,957
Occupancy and equipment	3,546	2,963	6,981	5,998
Technology and communications	1,531	1,373	2,997	2,756
Marketing and professional services	1,557	1,116	2,770	2,413
Supplies, postage and delivery	507	542	961	1,115
FDIC premiums and assessments	741	874	1,768	1,647
Other real estate owned	700	-	1,309	27
Amortization of intangible assets	935	768	1,651	1,536
Merger related expenses	5,451	-	7,159	21
Other	1,628	1,432	3,038	2,750
Total non-interest expense	28,623	20,028	51,812	40,220

Income before income taxes	2,248	4,254	5,739	8,179
Income tax expense	371	816	1,027	1,375
Net income	$1,877	$3,438	$4,712	$6,804

Basic earnings per share	$0.11	$0.25	$0.31	$0.49

Diluted earnings per share	$0.11	$0.25	$0.31	$0.49

Weighted average shares outstanding:
Basic	16,580	13,856	15,269	13,845
Diluted	16,601	13,894	15,299	13,875

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
				Additional	Unearned		other comp-
	Common stock		Preferred	paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	stock	capital	sation	earnings	income (loss)	stock	Total

Balance at December 31, 2009	13,916	$158	$-	$338,822	$(1,318)	$99,597	$(2,968)	$(49,146)	$385,145

Comprehensive income:
Net income	-	-	-	-	-	6,804	-	-	6,804
Other net comprehensive loss	-	-	-	-	-	-	(3,011)	-	(3,011)
Total comprehensive income									3,794
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(4,492)	-	-	(4,492)
Forfeited shares	(10)	-	-	14	190	-	-	(204)	-
Exercise of stock options	13	-	-	-	-	(108)	-	318	210
Restricted stock grants	130	-	-	(1,149)	(2,166)	-	-	3,315	-
Stock-based compensation	-	-	-	3	781	-	-	-	784
Other, net	(12)	-	-	-	-	16	-	(205)	(189)

Balance at June 30, 2010	14,037	158	-	337,690	2,513	101,818	(5,979)	(46,213)	385,252

Balance at December 31, 2010	14,076	158	-	337,537	(1,776)	103,972	(6,410)	(44,834)	388,647

Comprehensive income:
Net income	-	-	-	-	-	4,712	-	-	4,712
Other net comprehensive income	-	-	-	-	-	-	1,716	-	1,716
Total comprehensive income									6,428
Acquisition of Rome Bancorp, Inc.	2,661	27	-	55,463	-	-	-	-	55,490
Rome ESOP loan repayment	(44)	-	-	-	-	-	-	(943)	(943)
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(4,930)	-	-	(4,930)
Forfeited shares	(21)	-	-	33	426	-	-	(459)	-
Exercise of stock options	13	-	-	-	-	(112)	-	326	214
Restricted stock grants	59	-	-	(242)	(1,261)	-	-	1,503	-
Stock-based compensation	-	-	-	2	471	-	-	-	473
Net tax expense related to stock-based compensation	-	-	-	66	-	-	-	-	66
Other, net	(23)	-	-	-	-	-	-	(475)	(475)

Balance at June 30, 2011	16,721	$185	$-	$392,859	$(2,140)	$103,642	$(4,694)	$(44,882)	$444,970

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$4,712	$6,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,100	4,526
Net amortization of securities	595	1,347
Change in unamortized net loan costs and premiums	475	388
Premises and equipment depreciation and amortization expense	2,159	1,848
Write down of other real estate owned	1,200	-
Stock-based compensation amortization expense	473	784
Amortization of intangible assets	1,651	1,536
Income from cash surrender value of bank-owned life insurance policies	(872)	(583)
Gain on sale of securities	(253)	-
Loss on sale of real estate	104	-
Net decrease in loans held for sale	1,043	990
Net change in other	2,324	3,371
Net cash provided by operating activities	16,711	21,011

Cash flows from investing activities:
Trading account security:
Proceeds from maturities, calls and prepayments	130	218
Securities available for sale:
Sales	3,525	3,159
Proceeds from maturities, calls and prepayments	70,196	49,947
Purchases	(68,360)	(24,756)
Securities held to maturity:
Proceeds from maturities, calls and prepayments	6,058	11,897
Purchases	(4,683)	(12,894)

Loan originations, net	(55,391)	(66,479)
Proceeds from sale of other real estate	382	-
Proceeds from sale of Federal Home Loan Bank stock	3,571	-
Acquisition of Rome Bancorp, Inc., net of cash paid	10,849	-
Additions to life insurance	-	2,217
Purchases of premises and equipment	(2,907)	(2,420)
Net cash used by investing activities	(36,630)	(39,111)

Cash flows from financing activities:
Net increase in deposits	51,984	53,409
Proceeds from Federal Home Loan Bank advances and other borrowings	105,480	116,380
Repayments of Federal Home Loan Bank advances and other borrowings	(135,118)	(137,767)
Net proceeds from reissuance of treasury stock	214	210
Excess tax benefit from stock based payment arrangements	66	-
Common stock cash dividends paid	(4,930)	(4,492)
Net cash provided by financing activities	17,696	27,740

Net change in cash and cash equivalents	(2,223)	9,640
Cash and cash equivalents at beginning of period	44,140	32,608
Cash and cash equivalents at end of period	$41,917	$42,248

Supplemental cash flow information:
Interest paid on deposits	11,536	13,708
Interest paid on borrowed funds	4,045	4,616
Income taxes paid, net	55	(619)
Transfers into other real estate owned	-	1,000

Acquisition of non-cash assets and liabilities:
Assets acquired	322,305	-
Liabilities assumed	(259,524)	-
Rome stock owned by the Company	668	-
Other non-cash changes:
Other net comprehensive loss	1,716	-

The accompanying notes are an integral part of these financial statements.

1.	GENERAL

Basis of presentation and consolidation

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements, including year-end consolidated balance sheet data presented, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements and consist of normal recurring entries. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Berkshire Insurance Group, Inc. (“BIG”) and Berkshire Bank (the “Bank”), together with the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York chartered limited-purpose commercial bank. All significant inter-company transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Significant accounting policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the 2010 Form 10-K.  The following policies have since been refined or added and are described below:

Allowance for Loan Losses

The allowance for loan losses is established based upon the level of estimated probable losses in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors derived from actual historical and industry portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts are determined based on an estimate of historical average annual percentage rate of loan loss for each loan segment, a temporal estimate of the incurred loss emergence and confirmation period for each loan category, and certain qualitative risk factors considered in the computation of the allowance for loan losses.

Qualitative risk factors impacting the inherent risk of loss within the portfolio include the following:

•	National and local economic and business conditions

•	Level and trend of delinquencies

•	Level and trend of charge-offs and recoveries

•	Trends in volume and terms of loans

•	Risk selection, lending policy and underwriting standards

•	Experience and depth of management

•	Banking industry conditions and other external factors

•	Concentration risk

Actual historical loss rates for commercial mortgage and commercial business loans are assessed by internal risk rating. Historical loss rates for residential mortgages, home equity and other consumer loans are not risk graded but are assessed based on the total of each loan segment. This approach incorporates qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors into its formula-based estimate. Due to the imprecise nature of the loan loss estimation process and ever changing conditions, the qualitative risk attributes may not adequately capture amounts of incurred loss in the formula-based loan loss components used to determine allocations in the Company’s analysis of the adequacy of the allowance for loan losses.

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

In the first quarter of 2011, management made refinements to its allowance for loan loss methodology to better incorporate the Company’s internal risk ratings into its formula-based approach. This refinement did not have a significant effect on the first and second quarter’s loan loss provision or the total allowance for loan loss.

Acquired Loans

Loans that we acquire in acquisitions subsequent to January 1, 2009 are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

For loans that meet the criteria stipulated in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company shall recognize the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. This accretable yield shall not be recorded on the balance sheet. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference.  The nonaccretable difference shall not be recognized as an adjustment of yield, a loss accrual, or a valuation allowance.  Going forward, the Company shall continue to evaluate whether the timing and the amount of cash to be collected are reasonably expected.  Subsequent significant increases in cash flows we expect to collect will first reduce previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield.  Subsequent decreases in expected cash flows may result in the loan being considered impaired.  Interest income shall not be recognized to the extent that the net investment in the loan would increase to an amount greater than the payoff amount.

For loans that do not meet the ASC 310-30 criteria, the Company shall accrete interest income on a level yield basis using the contractually required cash flows.

The expected prepayments used to determine the accretable yield shall be consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference.  Differences in the actual and expected prepayments impact the accretable yield but not the nonaccretable difference.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield. We have determined that we can reasonably estimate future cash flows on our current portfolio of acquired loans that are past due 90 days or more and on which we are accruing interest and we expect to fully collect the carrying value of the loans.

Earnings Per Share

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net income	$1,877	$3,438	$4,712	$6,804

Average number of shares outstanding	16,730	14,033	15,425	14,012
Less: average number of unvested stock award shares	(150)	(177)	(156)	(167)
Average number of basic shares outstanding	16,580	13,856	15,269	13,845

Plus: average number of dilutive unvested stock award shares	21	25	(126)	17
Plus: average number of dilutive stock options	-	13	156	13
Average number of diluted shares outstanding	16,601	13,894	15,299	13,875

Basic earnings per share	$0.11	$0.25	$0.31	$0.49
Diluted earnings per share	$0.11	$0.25	$0.31	$0.49

For the quarter ended June 30, 2011, 129 thousand shares of restricted stock and 127 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended June 30, 2010, 158 thousand shares of restricted stock and 257 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

Recent accounting pronouncements

FASB ASU No. 2010-20, “Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. In July 2010, the FASB issued ASU 2010-20 which requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance resulted in significant additional loan disclosures included in Note 6.

FASB ASU No. 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. In December 2010, the FASB issued ASU 2010-29 which clarifies the presentation of pro forma information required for business combinations when a public company presents comparative financial information. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance required addition disclosures included in Note 3.

FASB ASU No. 2011-02, “A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring”.  In April 2011, the FASB issued ASU 2011-02 which clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  The guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  The adoption of this guidance could result in additional loans being classified as troubled debt restructurings and will require additional loan disclosures which the Company is in the process of assessing.

FASB ASU No. 2011-05, “Presentation of Comprehensive Income”.  In June 2011, the FASB issued ASU 2011-05 which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively.  The adoption of this guidance will require addition disclosures.

2.	CORRECTION OF IMMATERIAL ERROR

During the second quarter of 2011, the Company corrected an immaterial error in its prior period accounting treatment for certain tax credit investment limited partnership interests.  These interests primarily relate to low income housing, community development, and solar energy related investments.  As a result of this error, the Company’s non-interest income and income tax expense were overstated in 2010 and in the first quarter of 2011.  On the corresponding balance sheets, the Company’s tax credit investment limited partnership interests were overstated in 2010 and in the first quarter of 2011.  The overstatement of the tax credit investment balance in each period was more than offset by an understatement of the Company’s deferred tax asset balance.  These balances are included as components of other assets in the accompanying consolidated balance sheets.

The Company assessed the materiality of this error for each previously issued quarterly and annual period that were effected in accordance with generally accepted accounting principles, and determined that the error was immaterial.  The Company determined that the cumulative error is immaterial to our estimated income for the full fiscal year ending December 31, 2011 but was material to our trend in earnings.   Accordingly, the Company has revised its consolidated balance sheet as of December 31, 2010 and the consolidated statement of operations for the three-month and six-month periods ended June 30, 2010.  The Company intends to revise its consolidated financial statements for certain quarterly and annual periods through subsequent periodic filings.  The effect of correcting this immaterial error in the consolidated statement of operations for the year ended December 31, 2010, the consolidated balance sheet as of December 31, 2010, and for the fiscal 2010 and 2011 quarterly periods to be reported in subsequent periodic filings is as follows:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2010		June 30, 2010
(in thousands, except per share data)	As Reported	As Revised	As Reported	As Revised

Consolidated statement of operations information:
Non-interest income	$7,963	$7,611	$16,461	$15,757
Income tax expense	1,198	816	2,139	1,375
Net income	3,408	3,438	6,744	6,804
Basic earnings per share	0.25	0.25	0.49	0.49
Diluted earnings per share	0.25	0.25	0.49	0.49

Consolidated balance sheet information:
Other assets	68,484	69,111	68,484	69,111
Retained earnings	101,193	101,820	101,193	101,820

	For the Quarter Ended		For the Quarter Ended		For the Year Ended		For the Quarter Ended
	September 30, 2010		December 31, 2010		December 31, 2010		March 31, 2011
(in thousands, except per share data)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised

Consolidated statement of operations information:
Non-interest income	$6,915	$6,563	$7,783	$7,431	$31,159	$29,751	$8,502	$8,134
Income tax expense	1,081	699	893	511	4,113	2,585	1,061	656
Net income	3,424	3,454	3,570	3,600	13,378	13,858	2,798	2,835
Basic earnings per share	0.25	0.25	0.26	0.26	0.99	1.00	0.20	0.20
Diluted earnings per share	0.25	0.25	0.26	0.26	0.99	1.00	0.20	0.20

Consolidated balance sheet information:
Other assets	68,408	69,065	58,220	58,907	58,220	58,907	59,122	59,846
Retained earnings	102,270	102,927	103,285	103,972	103,285	103,972	103,720	104,444

3.	ACQUISITION

Rome Bancorp, Inc.

On April 1, 2011, the Company acquired all of the outstanding common shares of Rome Bancorp, Inc. ("Rome"), the parent company of The Rome Savings Bank. Concurrently, Rome Bancorp merged into Berkshire Hills Bancorp and The Rome Savings Bank merged into Berkshire Bank. Rome had five banking offices serving Rome, Lee, and New Hartford, New York.  This business combination is an extension of the Berkshire Hills franchise and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to the Rome operations.  The combination was negotiated between the companies and was approved unanimously by their boards of directors.

Rome shareholders received 2.7 million shares of the Company’s common stock and $22.7 million in cash.  On the acquisition date, Rome had 6.7 million outstanding common shares.  Through a cash/stock election procedure, the Company paid $11.25 per share for 30% of the outstanding Rome common shares and exchanged its stock in a ratio of 0.5658 shares of the Company’s common stock for each share of the remaining 70% outstanding Rome shares.  The 2.7 million shares of Company common stock issued in this exchange were valued at $20.83 per share based on the closing price of Berkshire Hills posted on March 31, 2011.  In addition to the above consideration, the Company owned 59 thousand shares of Rome stock which had been previously acquired at an average cost of $9.22 per share.  Berkshire Hills recorded a $123 thousand gain on these shares which was recorded in non-interest income on the date of acquisition.  Berkshire Hills paid $0.4 million in cash to retire outstanding Rome stock options.

The results of Rome’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following tables, in thousands, as of April 1, 2011:

Consideration Paid:
Berkshire Hills Bancorp common stock issued to Rome common stockholders	$55,419
Cash consideration paid to Rome common shareholders	22,683
Value of Rome stock previously purchased by Berkshire Hills	668
Cash consideration paid for Rome employee stock options	354
Total consideration paid	79,124

Recognized Amounts of Identifiable Assets Aquired and (Liabilities Assumed), At Fair Value:
Cash and short term investments	33,533
Investment securities	418
Loans	257,604
Federal Home Loan Bank common stock	3,571
Bank owned life insurance	9,908
Premises and equipment	4,732
Core deposit intangibles	4,820
Other assets	7,719
Deposits	(229,390)
Borrowings	(30,000)
Other liabilities	(134)
Total identifiable net assets	62,781

Goodwill	$16,343

Goodwill

The fair values for most loans acquired from Rome were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  To estimate the fair value of problem loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Rome’s allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value.

Information about the acquired loan portfolio as of April 1, 2011 is as follows (in thousands):

Contractually required principal and interest at acquisition	$262,718
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,880)
Expected cash flows at acquisition	257,838
Interest component of expected cash flows (accretable discount)	(234)
Fair value of aquired loans	$257,604

The core deposit intangible asset recognized as part of the Rome merger is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method.

The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is not deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired from Rome was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificates of deposit were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates.  The projected cash was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity.

The fair value of borrowings assumed was equal to carrying value, since these were overnight borrowings at the time of the merger.

Rome had no insurance related operations, so no goodwill was recognized in connection with the insurance segment of Berkshire Hills.

Financial Information

The following table presents selected pro forma financial information reflecting the Rome acquisition assuming it was completed as of the beginning of the respective periods.   The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Rome acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.   Pro forma basic and diluted earnings per common share were calculated using Berkshire Hills’ actual weighted-average shares outstanding for the periods presented, plus the incremental shares issued, assuming the Rome acquisition occurred at the beginning of the periods presented.    The pro forma information is based on the actual financial statements of Berkshire Hills and Rome for the periods shown.  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger related costs recorded by Berkshire Hills are included in the Company’s consolidated financial statements, and these costs are also included on a pro forma basis in the 2010 pro forma financial information below.  Planned cost savings are not reflected in the unaudited pro forma amounts for the periods shown.  Pro forma results in 2011 include certain non-routine charges recorded by Rome in 2011 prior to the time of the merger.  The Company has determined that it is impracticable to report the amounts of revenue and earnings of Rome since the acquisition date included in the consolidated income statement due to the integration of Rome operations with those of the Company subsequent to its acquisition.  Pro forma net income for the first six months of 2010 is adjusted by non-recurring items consisting of a $465 thousand credit representing the reversal of the Rome loan loss provision and a $5.498 million charge representing merger related expenses recorded by Berkshire in 2010 and 2011.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma
	Six months ended June 30,
	2011	2010

Net interest income	$47,560	$44,158
Non-interest income	17,343	17,520
Net income	2,499	4,576

Pro forma earnings per share:
Basic	$0.15	$0.28
Diluted	$0.15	$0.28

4.	TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $14.3 million and $14.6 million, and a fair value of $16.0 million and $16.2 million, at June 30, 2011 and December 31, 2010, respectively. As discussed further in Note 11 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at June 30, 2011.

5.	SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,788	$1,860	$(123)	$75,525
Government guaranteed residential mortgage-backed securities	17,901	363	-	18,264
Government-sponsored residential mortgage-backed securities	164,113	2,905	(116)	166,902
Corporate bonds	4,995	34	(36)	4,993
Trust preferred securities	20,120	460	(2,049)	18,531
Other bonds and obligations	681	2	-	683
Total debt securities	281,598	5,624	(2,324)	284,898
Equity securities:
Marketable equity securities	18,612	2,826	(263)	21,175
Total securities available for sale	300,210	8,450	(2,587)	306,073

Securities held to maturity
Municipal bonds and obligations	6,069	-	-	6,069
Government-sponsored residential mortgage-backed securities	81	4	-	85
Tax advantaged economic development bonds	48,384	1,349	-	49,733
Other bonds and obligations	527	-	-	527
Total securities held to maturity	55,061	1,353	-	56,414

Total	$355,271	$9,803	$(2,587)	$362,487

December 31, 2010
Securities available for sale
Debt securities:
Municipal bonds and obligations	$79,292	$1,008	$(394)	$79,906
Government guaranteed residential mortgage-backed securities	25,801	370	(7)	26,164
Government-sponsored residential mortgage-backed securities	144,493	2,806	(580)	146,719
Corporate bonds	18,307	73	(90)	18,290
Trust preferred securities	22,222	316	(2,683)	19,855
Other bonds and obligations	402	2	(1)	403
Total debt securities	290,517	4,575	(3,755)	291,337
Equity securities:
Marketable equity securities	15,756	3,217	(68)	18,905
Total securities available for sale	306,273	7,792	(3,823)	310,242

Securities held to maturity
Municipal bonds and obligations	7,069	-	-	7,069
Government-sponsored residential mortgage-backed securities	83	3	-	86
Tax advantaged economic development bonds	48,861	1,155	-	50,016
Other bonds and obligations	423	-	-	423
Total securities held to maturity	56,436	1,158	-	57,594

Total	$362,709	$8,950	$(3,823)	$367,836

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at June 30, 2011 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$310	$311	$2,434	$2,434
Over 1 year to 5 years	2,996	2,959	1,792	1,792
Over 5 years to 10 years	18,167	18,569	31,488	32,216
Over 10 years	78,111	77,893	19,266	19,887
Total bonds and obligations	99,584	99,732	54,980	56,329

Marketable equity securities	18,612	21,175	-	-
Residential mortgage-backed securities	182,014	185,166	81	85

Total	$300,210	$306,073	$55,061	$56,414

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2011

Securities available for sale
Debt securities:
Municipal bonds and obligations	$123	$7,453	$-	$-	$123	$7,453
Government-sponsored residential mortgage-backed securities	101	26,208	15	11,841	116	38,049
Corporate bonds	-	-	36	2,959	36	2,959
Trust preferred securities	-	-	2,049	3,591	2,049	3,591
Total debt securities	224	33,661	2,100	18,391	2,324	52,052

Marketable equity securities	263	4,236	-	-	263	4,236
Total securities available for sale	$487	$37,897	$2,100	$18,391	$2,587	$56,288

December 31, 2010

Securities available for sale
Debt securities:
Municipal bonds and obligations	$335	$15,630	$59	$1,195	$394	$16,825
Government guaranteed residential mortgage-backed securities	7	5,125	-	-	7	5,125
Government-sponsored residential mortgage-backed securities	580	54,056	-	-	580	54,056
Corporate bonds	15	1,985	75	2,920	90	4,905
Trust preferred securities	5	2,041	2,678	4,529	2,683	6,570
Other bonds and obligations	-	-	1	309	1	309
Total debt securities	942	78,837	2,813	8,953	3,755	87,790

Marketable equity securities	-	-	68	1,432	68	1,432
Total securities available for sale	$942	$78,837	$2,881	$10,385	$3,823	$89,222

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2011, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio sales. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS portfolio were not other-than-temporarily impaired at June 30, 2011:

AFS municipal bonds and obligations

At June 30, 2011, 10 out of a total of 129 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented less than 2% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, all insured except for one AAA bond, and all general obligation or water and sewer revenue bonds. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to have to the market.  At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that we are appropriately compensated for that risk.  There were no material underlying credit downgrades during 2011. All securities are performing.

AFS residential mortgage-backed securities

At June 30, 2011, 8 out of a total of 105 securities in the Company’s portfolio of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s AFS residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2011. All securities are performing.

AFS corporate bonds

At June 30, 2011, 1 of 2 securities in the Company’s portfolio of AFS corporate bonds was in an unrealized loss position. The aggregate unrealized loss represents less than 2% of the amortized cost. The security is investment grade rated, and there were no material underlying credit downgrades during 2011. The security is performing.

AFS trust preferred securities

At June 30, 2011, 3 of 6 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 36% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis.  Except for the security discussed below, the aggregate unrealized loss on the other securities in unrealized loss positions represented 4% of their amortized cost.  All securities are performing.

At June 30, 2011, $1.9 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities.  The Company evaluated the security, with a Level 3 fair value of $0.7 million, for potential other-than-temporary impairment (“OTTI”) at June 30, 2011 and determined that OTTI was not evident based on both the Company’s more likely than not ability to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $27 million in excess subordination above current defaults and deferrals.

AFS other bonds and obligations

At June 30, 2011, 2 out of a total of 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of the securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during 2011. All securities are performing.

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

At June 30, 2011, 3 of the 18 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 6% of the cost of the securities in an unrealized loss position. The Company has the intent and ability to hold the securities until a recovery of their cost bases and does not consider the securities other-than-temporarily impaired at June 30, 2011. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

6.           LOANS

Loans consist of the following:

(In thousands)	June 30, 2011	December 31, 2010

Residential mortgages
1-4 family	$782,644	$619,969
Construction	25,581	25,004
Total residential mortgages	808,225	644,973

Commercial mortgages:
Construction	110,057	126,824
Single and multifamily	90,992	86,925
Commercial real estate	787,293	711,824
Total commercial mortgages	988,342	925,573

Commercial business loans
Asset based lending	133,520	98,239
Other commercial business loans	211,844	187,848
Total commercial business loans	345,364	286,087

Total commercial loans	1,333,706	1,211,660

Consumer loans:
Home equity	246,859	226,458
Other	62,899	59,071
Total consumer loans	309,758	285,529

Total loans	$2,451,689	$2,142,162

The following table presents the outstanding principal balance and the related carrying amount of the acquired Rome loans included in our Consolidated Balance Sheet:

(In thousands)	June 30, 2011
Outstanding principal balance	$249,003
Carrying amount	245,040

The following table presents changes in the accretable discount on loans acquired in the Rome acquisition for the three months ended June 30, 2011:

(In thousands)
Balance at March 31, 2011	$234
Rome Accretion	(50)
Balance at June 30, 2011	$184

The following is a summary of past due loans at June 30, 2011 and December 31, 2010:

Historical Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2011
Residential mortgages:
1-4 family	$1,048	$435	$3,804	$5,287	$642,793	$648,080	$1,125
Construction	1,838	-	235	2,073	23,061	25,134	103
Total	2,886	435	4,039	7,360	665,854	673,214	1,228
Commercial mortgages:
Construction	-	-	3,011	3,011	106,880	109,891	-
Single and multi-family	160	-	327	487	88,697	89,184	327
Commercial real estate	4,514	1,209	4,213	9,936	735,345	745,281	-
Total	4,674	1,209	7,551	13,434	930,922	944,356	327
Commercial business loans:
Asset based lending	-	-	-	-	133,520	133,520	-
Other commercial business loans	642	9	1,407	2,058	181,851	183,909	2
Total	642	9	1,407	2,058	315,371	317,429	2
Consumer loans:
Home equity	266	50	788	1,104	225,669	226,773	-
Other	355	129	115	599	44,278	44,877	41
Total	621	179	903	1,703	269,947	271,650	41
Total	$8,823	$1,832	$13,900	$24,555	$2,182,094	$2,206,649	$1,598

Acquired Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2011
Residential mortgages:
1-4 family	$213	$608	$627	$1,448	$133,116	$134,564	$627
Construction	-	-	-	-	447	447	-
Total	213	608	627	1,448	133,563	135,011	627
Commercial mortgages:
Construction	-	-	-	-	166	166	-
Single and multi-family	-	-	-	-	1,808	1,808	-
Commercial real estate	165	192	2,904	3,261	38,751	42,012	528
Total	165	192	2,904	3,261	40,725	43,986	528
Commercial business loans - other	107	54	487	648	27,287	27,935	128
Consumer loans:
Home equity	-	-	-	-	20,086	20,086	-
Other	120	87	11	218	17,804	18,022	11
Total	120	87	11	218	37,890	38,108	11
Total	$605	$941	$4,029	$5,575	$239,465	$245,040	$1,294

			Greater				Past Due >
			Than 90				90 days
	30-59 Days	60-89 Days	Days Past	Total Past		Total	and
(in thousands)	Past Due	Past Due	Due	Due	Current	Loans	Accruing
December 31, 2010
Residential mortgages:
1-4 family	$2,103	$1,598	$1,936	$5,637	$614,332	$619,969	$-
Construction	-	104	237	341	24,663	25,004	-
Total	2,103	1,702	2,173	5,978	638,995	644,973	-
Commercial mortgages:
Construction	-	-	1,962	1,962	124,862	126,824	-
Single and multi-family	-	-	1,514	1,514	85,411	86,925	88
Commercial real estate	389	74	6,442	6,905	704,919	711,824	342
Total	389	74	9,918	10,381	915,192	925,573	430

Commercial business loans - other	111	128	1,617	1,856	284,231	286,087	312
Consumer loans:
Home equity	119	20	856	995	225,463	226,458	147
Other	780	245	202	1,227	57,844	59,071	165
Total	899	265	1,058	2,222	283,307	285,529	312
Total	$3,502	$2,169	$14,766	$20,437	$2,121,725	$2,142,162	$1,054

There were no acquired loans as of December 31, 2010 to disclose.

Activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010 was as follows:

Historical Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total

Balance at December 31, 2010	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Charged-off loans	501	1,569	681	570	-	3,321
Recoveries on charged-off loans	151	9	23	59	-	242
Provision for loan losses	(32)	4,749	(837)	252	(1,032)	3,100
Balance at June 30, 2011	2,695	22,650	4,543	1,840	191	31,919
Ending balance: individually evaluated for impairment	15	522	490	15	-	1,042
Ending balance: collectively evaluated for impairment	$2,680	$22,128	$4,053	$1,825	$191	$30,877

Acquired Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total

Balance at December 31, 2010	$-	$-	$-	$-	$-	$-
Charged-off loans	-	-	-	-	-	-
Recoveries on charged-off loans	-	-	-	-	-	-
Provision for loan losses	-	-	-	-	-	-
Balance at June 30, 2011	-	-	-	-	-	-
Ending balance: individually evaluated for impairment	-	-	-	-	-	-
Ending balance: collectively evaluated for impairment	$-	$-	$-	$-	$-	$-

(In thousands)	Total

Balance at December 31, 2009	$31,816

Charged-off loans	(6,348)
Recoveries on charged-off loans	1,854
Net loans charged-off	(4,494)

Provision for loan losses	4,526

Balance at June 30, 2010	$31,848

The following is a summary of impaired loans at June 30, 2011 and for the six months then ended:

	At June 30, 2011			Six Months Ended June 30, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$1,623	$1,623	$-	$930	$11
Residential mortgages - construction	50	50	-	53	-
Commercial-construction	-	-	-	157	-
Commercial mortgages - single and multifamily	-	-	-	107	-
Commercial mortgages - real estate	8,588	8,588	-	7,994	84
Commercial business loans	-	-	-	46	-
Consumer-home equity	198	198	-	361	2

With an allowance recorded:
Residential mortgages - 1-4 family	$173	$188	$15	$633	$3
Residential mortgages - construction	-	-	-	32	-
Commercial business loans	157	647	490	357	1
Commercial-construction	2,821	3,011	190	2,335	-
Commercial mortgages - single and multifamily	-	-	-	548	3
Commercial mortgages - real estate	736	1,068	332	2,484	8
Consumer-home equity	165	180	15	30	-

Total
Residential mortgages	$1,846	$1,861	$15	$1,648	$14
Commercial mortgages	12,145	12,667	522	13,625	95
Commercial business loans	157	647	490	403	1
Consumer loans	363	378	15	391	2
Total impaired loans	$14,511	$15,553	$1,042	$16,067	$112

There were no acquired loans considered impaired at June 30, 2011.

The following is a summary of impaired loans at December 31, 2010:

	At December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$201	$201	$-
Residential mortgages - construction	-	-	-
Commercial business - other	8,596	8,596	-
Consumer - home equity	397	397	-

With an allowance recorded:
Residential mortgages - 1-4 family	$973	$1,206	$233
Residential mortgages - construction	178	191	13
Commercial mortgages - construction	1,432	1,735	303
Commercial mortgages - single and multifamily	772	1,211	439
Commercial mortgages - real estate	1,594	3,003	1,409
Commercial business - other	10	102	92

Total
Residential mortgages	$1,352	$1,598	$246
Commercial mortgages	3,798	5,949	2,151
Commercial business	8,606	8,698	92
Consumer	397	397	-
Total impaired loans	$14,153	$16,642	$2,489

The following is summary information pertaining to non-accrual loans at June 30, 2011 and December 31, 2010:

(In thousands)	June 30, 2011			December 31, 2010
	Historical loans	Acquired loans	Total
Residential mortgages:
1-4 family	$2,679	$-	$2,679	$1,936
Construction	132	-	132	237
Total	2,811	-	2,811	2,173

Commercial mortgages:
Construction	3,011	-	3,011	1,962
Single and multi-family	-	2,376	2,376	1,426
Other	4,213	-	4,213	6,100
Total	7,224	2,376	9,600	9,488

Commercial business loans - other	1,405	359	1,764	1,305

Consumer loans:
Home equity	788	-	788	709
Other	74	-	74	37
Total	862	-	862	746

Total non-accrual loans	$12,302	$2,735	$15,037	$13,712

Credit Quality Information

The Bank utilizes a twelve grade internal loan rating system for each of its commercial real estate, construction and commercial loans as follows:

1	Substantially Risk Free

Borrowers in this category are of unquestioned credit standing and are at the pinnacle of credit quality. Credits in this category are generally cash secured with strong management depth and experience and exhibit a superior track record.

2	Minimal Risk

A relationship which provides an adequate return on investment to the Company, have been stable during the last three years and have a superior financial condition as determined by a comparison with the industry.  In addition, management must be of unquestionable character and have strong abilities as measured by their long-term financial performance.

3	Moderate Risk

A relationship which does not appear to possess more than the normal degree of credit risk.  Overall, the borrower’s financial statements compare favorably with the industry.  A strong secondary repayment source exists and the loan is performing as agreed.

4	Better than Average Risk

A relationship which possesses most of the characteristics found in the Moderate Risk category and range from definitely sound to those with minor risk characteristics. Operates in a reasonably stable industry that may be moderately affected by the business cycle and moderately open to changes. Has a satisfactory track record and the loan is performing as agreed.

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

The Company risk rates its residential mortgages, including 1-4 family and residential construction loans, based on a three rating system: Pass, Special Mention and Substandard.  Loans that are current within 59 days are rated Pass.  Residential mortgages that are 60-89 days delinquent are rated Special Mention. Loans delinquent for 90 days or greater are rated Substandard and generally placed on non-accrual status.  Home equity loans are risk rated based on the same rating system as the Company's residential mortgages.

Other consumer loans, including auto loans, are rated based on a two rating system. Loans that are current within 119 days are rated Performing while loans delinquent for 120 days or more are rated Non-performing. Other consumer loans are placed on non-accrual at such time as they become Non-performing.

The following table presents the Company’s loans by risk rating at June 30, 2011 and December 31, 2010:

Historical  Loans

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Grade:
Pass	$643,842	$616,435	$24,900	$24,663	$668,742	$641,098
Special mention	435	1,598	-	104	435	1,702
Substandard	3,803	1,936	234	237	4,037	2,173
Total	$648,080	$619,969	$25,134	$25,004	$673,214	$644,973

Commercial Mortgages
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Grade:
Pass	$80,183	$100,737	$86,511	$82,017	$649,179	$626,571	$815,873	$809,325
Special mention	9,360	10,803	171	381	27,269	27,377	36,800	38,561
Substandard	20,348	15,095	2,502	4,527	68,709	57,752	91,559	77,374
Doubtful	-	189	-	-	124	124	124	313
Loss	-	-	-	-	-	-	-	-
Total	$109,891	$126,824	$89,184	$86,925	$745,281	$711,824	$944,356	$925,573

Commercial Business Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Grade:
Pass	$133,520	$98,239	$174,422	$180,321	$307,942	$278,560
Special mention	-	-	1,895	1,281	1,895	1,281
Substandard	-	-	7,495	6,164	7,495	6,164
Doubtful	-	-	97	82	97	82
Loss	-	-	-	-	-	-
Total	$133,520	$98,239	$183,909	$187,848	$317,429	$286,087

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Performing	$225,985	$225,749	$44,803	$59,034	$270,788	$284,783
Nonperforming	788	709	74	37	862	746
Total	$226,773	$226,458	$44,877	$59,071	$271,650	$285,529

Acquired  Loans

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Grade:
Pass	$133,329	$-	$447	$-	$133,776	$-
Special mention	608	-	-	-	608	-
Substandard	627	-	-	-	627	-
Total	$134,564	$-	$447	$-	$135,011	$-

Commercial Mortgages
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Grade:
Pass	$166	$-	$1,805	$-	$38,606	$-	$40,577	$-
Special mention	-	-	-	-	310	-	310	-
Substandard	-	-	3	-	3,096	-	3,099	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$166	$-	$1,808	$-	$42,012	$-	$43,986	$-

Commercial Business Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Grade:
Pass	$-	$-	$24,897	$-	$24,897	$-
Special mention	-	-	882	-	882	-
Substandard	-	-	2,156	-	2,156	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$-	$-	$27,935	$-	$27,935	$-

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Performing	$20,086	$-	$18,022	$-	$38,108	$-
Nonperforming	-	-	-	-	-	-
Total	$20,086	$-	$18,022	$-	$38,108	$-

7.           DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2011	December 31, 2010
Time less than $100,000	$415,693	$368,770
Time $100,000 or more	395,296	372,354
Total time deposits	$810,989	$741,124

8.           STOCKHOLDERS' EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	June 30, 2011	December 31, 2010	to be Well Capitalized

Total capital to risk weighted assets	11.3%	10.6%	10.0%

Tier 1 capital to risk weighted assets	10.0	9.3	6.0

Tier 1 capital to average assets	8.4	8.0	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

9.           STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2011 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance as of December 31, 2010	171	$18.42	152	$24.41
Granted	59	21.24	-	-
Stock options exercised	-	-	(13)	16.75
Stock awards vested	(61)	19.51	-	-
Expired	-	-	(36)	19.80
Forfeited	(21)	19.61	-	-
Balance as of June 30, 2011	148	$18.94	103	$26.93

During the six months ended June 30, 2011 and 2010, proceeds from stock option exercises totaled $12 thousand and $210 thousand, respectively. During the six months ended June 30, 2011, there were 61 thousand shares issued in connection with vested stock awards.  During the six months ended June 30, 2010, there were 43 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $584 thousand and $784 thousand during the six months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

10.         OPERATING SEGMENTS

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended June 30, 2011
Net interest income (expense)	$24,410	$-	$(209)	$-	$24,201
Provision for loan losses	1,500	-	-	-	1,500
Non-interest income	5,389	2,781	(629)	629	8,170
Non-interest expense	23,778	2,194	2,650	1	28,623
Income (loss) before income taxes	4,521	587	(3,488)	628	2,248
Income tax expense (benefit)	1,296	240	(1,165)	-	371
Net income	$3,225	$347	$(2,323)	$628	$1,877

Average assets (in millions)	$3,167	$34	$405	$(392)	$3,214

Three months ended June 30, 2010
Net interest income (expense)	$19,088	$-	$(217)	$-	$18,871
Provision for loan losses	2,200	-	-	-	2,200
Non-interest income	4,396	3,213	3,685	(3,683)	7,611
Non-interest expense	17,474	2,303	252	(1)	20,028
Income (loss) before income taxes	3,810	910	3,216	(3,682)	4,254
Income tax expense (benefit)	635	373	(192)	-	816
Net income	$3,175	$537	$3,408	$(3,682)	$3,438

Average assets (in millions)	$2,659	$34	$362	$(333)	$2,720

Six months ended June 30, 2011
Net interest income (expense)	$44,764	$-	$(416)	$(1)	$44,347
Provision for loan losses	3,100	-	-	-	3,100
Non-interest income	9,792	6,512	3,515	(3,515)	16,304
Non-interest expense	42,731	4,449	4,632	-	51,812
Income (loss) before income taxes	8,725	2,063	(1,533)	(3,516)	5,739
Income tax expense (benefit)	2,246	844	(2,063)	-	1,027
Net income	$6,479	$1,219	$530	$(3,516)	$4,712

Average assets (in millions)	$3,005	$33	$380	$(372)	$3,046

Six months ended June 30, 2010
Net interest income (expense)	$37,598	$-	$(430)	$-	$37,168
Provision for loan losses	4,526	-	-	-	4,526
Non-interest income	9,057	6,698	7,334	(7,332)	15,757
Non-interest expense	35,044	4,612	566	(2)	40,220
Income (loss) before income taxes	7,085	2,086	6,338	(7,330)	8,179
Income tax expense (benefit)	926	856	(407)	-	1,375
Net income	$6,159	$1,230	$6,745	$(7,330)	$6,804

Average assets (in millions)	$2,676	$31	$392	$(400)	$2,699

11.         DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2011, the Company held derivatives with a total notional amount of $497 million. Of this total, interest rate swaps with a combined notional amount of $160 million were designated as cash flow hedges and $308 million have been designated as economic hedges.  The remaining $29 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At June 30, 2011, no derivatives were designated as hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2011.

The Company pledged collateral to derivative counterparties in the form of cash totaling $6.6 million and securities with an amortized cost of $26.7 million and a fair value of $27.5 million as of June 30, 2011. The Company does not typically require its Commercial customers to post cash or securities collateral on its program of back-to-back economic hedges, however certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivate asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at June 30, 2011, follows:
		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	2.2	0.26%	4.00%	$(7,010)
Forward-starting Interest rate swaps on FHLBB borrowings	40,000	2.3	0.00	3.13	(743)
Interest rate swaps on junior subordinated debentures	15,000	2.9	2.11	5.54	(1,139)
Total cash flow hedges	160,000				(8,892)

Economic hedges:
Interest rate swap on industrial revenue bond	14,330	18.4	0.56	5.09	(1,826)
Interest rate swaps on loans with commercial loan customers	146,766	6.1	2.82	5.96	(8,314)
Back to back interest rate swaps on loans with commercial loan customers	146,766	6.1	5.96	2.82	8,163
Total economic hedges	307,862				(1,977)

Non-hedging derivatives:
Commitments to originate residential mortgage loans to be sold	14,671	0.2			(71)
Commitments to sell residential mortgage loans	14,671	0.2			48
Total non-hedging derivatives	29,342				(23)

Total	$497,204				$(10,892)

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2010, follows:
		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	2.7	0.29%	4.00%	$(7,696)
Forward-starting interest rate swaps on FHLBB borrowings	40,000	2.8	-	3.13	(468)
Interest rate swaps on junior subordinated debentures	15,000	3.4	2.13	5.54	(1,142)
Total cash flow hedges	160,000				(9,306)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	14,559	18.9	0.63	5.09	(1,757)
Interest rate swaps on loans with commercial loan customers	137,295	6.5	2.93	6.04	(7,374)
Back to back interest rate swaps on loans with commercial loan customers	137,295	6.5	6.04	2.93	7,406
Total economic hedges	289,149				(1,725)

Non-hedging derivatives:
Commitments to originate residential mortgage loans	13,172	0.2			(280)
Commitments to sell residential mortgage loans	13,172	0.2			267
Total non-hedging derivatives	26,344				(13)

Total	$475,493				$(11,044)

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

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Three Months Ended June 30,		Six Months Ended June 31,
(In thousands)	2011	2010	2011	2010

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(666)	$(3,943)	$433	$(5,304)

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	235	-	470	-

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	10	-	20	-

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	255	1,634	(196)	2,249

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(98)	-	(196)	-

Interest rate swaps on junior subordinated debentures:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	(151)	(334)	3	(482)

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	62	137	(2)	204
Other comprehensive (loss) income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(353)	$(2,506)	$532	$(3,333)

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,218	$1,409	$2,424	$2,821

Net interest expense recognized in interest expense on junior subordinated debentures	$129	$126	$256	$255

The Company’s accumulated other comprehensive loss totaled $4.7 million at June 30, 2011. Of this loss, $14.4 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $6.0 million, and $5.9 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $2.2 million.

The Company’s accumulated other comprehensive loss totaled $6.4 million at December 31, 2010. Of this loss, $15.3 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $6.4 million, and $4.0 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $1.5 million.

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the six months ended June 30, 2011 and 2010.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.2 million will be reclassified as an increase to interest expense.

Economic hedges and non-hedging derivatives

The Company has an interest rate swap with a $14.3 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $152 thousand as of June 30, 2011 and were not material to the financial statements.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to the Federal National Mortgage Association.  These commitments are considered derivative financial instruments and are recorded at fair value with any changes in fair value recorded through earnings.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Economic hedges
Interest rate swap on industrial revenue bond:
Net interest expense recognized in interest and dividend income on securities	$(164)	$(166)	$(325)	$(334)

Unrealized loss recognized in other non-interest income	(359)	(1,135)	(69)	(1,294)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	2,511	4,973	940	6,578

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(2,511)	(4,973)	(940)	(6,578)

(Unfavorable) favorable change in credit valuation adjustment recognized in other non-interest income	$(225)	$(323)	$(183)	$53

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$(71)	$(153)	$(110)	$(185)

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$48	$161	$74	$209

12.         FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the six months ended June 30, 2011.
	June 30, 2011
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$16,025	$16,025
Available-for-sale securities:
Municipal bonds and obligations	-	75,525	-	75,525
Government guaranteed residential mortgage-backed securities	-	18,264	-	18,264
Government sponsored residential mortgage-backed securities	-	166,902	-	166,902
Corporate bonds	-	4,993	-	4,993
Trust preferred securities	-	17,850	681	18,531
Other bonds and obligations	-	683	-	683
Marketable equity securities	21,175	-	-	21,175
Derivative assets	-	8,210	-	8,210
Derivative liabilities	-	19,102	-	19,102

	December 31, 2010
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$16,155	$16,155
Available-for-sale securities:
Municipal bonds and obligations	-	79,906	-	79,906
Government guaranteed residential mortgage-backed securities	-	26,164	-	26,164
Government-sponsored residential mortgage-backed securities	-	146,719	-	146,719
Corporate bonds	-	18,290	-	18,290
Trust preferred securities	-	19,637	218	19,855
Other bonds and obligations	-	403	-	403
Marketable equity securities	17,428	-	1,477	18,905
Derivative assets	-	7,673	-	7,673
Derivative liabilities	-	18,717	-	18,717

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

Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and condition, among other things. The Company holds one trust preferred security. The security’s fair value is based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.

The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 2 classification. As of June 30, 2011, liabilities derived from commitments to originate residential mortgage loans for sale totaled $71 thousand. The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the Federal National Mortgage Association in secondary markets. These valuations result in a Level 2 classification. As of June 30, 2011, assets derived from commitments to sell residential mortgage loans totaled $48 thousand.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at June 30, 2011 and 2010.

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2010	$16,155	$1,695

Unrealized (loss) recognized in other non-interest income	(257)	-
Unrealized loss included in accumulated other comprehensive loss	-	498
Amortization of trading account security	(117)	-
Balance as of March 31, 2011	$15,781	$2,193

Unrealized gain recognized in other non-interest income	357	-
Unrealized loss included in accumulated other comprehensive loss	-	112
Amortization of trading account security	(113)	-
Transfer out of Level 3	-	(1,624)
Balance as of June 30, 2011	$16,025	$681

Unrealized gains (losses) relating to instruments still held at June 30, 2011	$1,694	$(1,918)

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2009	$15,880	$2,016

Unrealized gain recognized in other non-interest income	46	-
Unrealized loss included in accumulated other comprehensive loss	-	267
Amortization of trading account security	(110)	-
Balance as of March 31, 2010	$15,816	$2,283

Unrealized gain recognized in other non-interest income	1,206	-
Unrealized loss included in accumulated other comprehensive loss	-	348
Amortization of trading account security	(108)	-
Balance as of June 30, 2010	$16,914	$2,631

Unrealized gains (losses) relating to instruments still held at June 30, 2010	$2,133	$(1,510)

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	June 30, 2011
	Level 1	Level 2	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$-	$-	$4,052
Other real estate owned	-	-	1,700
Mortgage servicing rights	-	-	2,241

Total Assets	$-	$-	$7,993

	December 31, 2010
	Level 1	Level 2	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$-	$-	$4,960
Other real estate owned	-	-	3,386
Mortgage servicing rights	-	-	2,035

Total Assets	$-	$-	$10,381

Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity for the six months ended June 30, 2011 and 2010. Held for maturity securities are fair valued using the same methodologies applied to the available for sales securities portfolio.  Most securities in the held to maturity portfolio consist of economic development bonds and issues to local municipalities that are not actively traded and are priced using a discounted cash flows model.  The Company views these as Level 3 pricing.

Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of FHLBB stock having a carrying value of $21.0 million as of June 30, 2011. FHLBB stock is recorded at par and periodically evaluated for impairment.  The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB and the purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

The FHLBB reported positive net income for the six months ended June 30, 2011 and has reinstated its dividend payment in the second quarter of 2011. The Company also reviewed recent public filings, rating agency’s analysis which showed investment-grade ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI at June 30, 2011. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB and it will continue to be monitored closely.

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

Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2011 and 2010, respectively.  The Company holds loans in the held for sale category for a period generally less than 3 months and as a result fair value approximates carrying value.

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

Intangibles and Goodwill. The Company’s other intangible assets totaled $14.5 million and $11.4 million as of June 30, 2011 and December 31, 2010, respectively. Other intangibles include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions.  Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years.  No impairment was recorded on other intangible assets during the six months ended June 30, 2011 and 2010.

The Company’s Goodwill balance as of June 30, 2011 and December 31, 2010 was $178.1 million and $161.7 million, respectively. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded by the Company during the six months ended June 30, 2011 and 2010.

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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$41,917	$41,917	$44,140	$44,140
Trading security	16,025	16,025	16,155	16,155
Securities available for sale	306,073	306,073	310,242	310,242
Securities held to maturity	55,061	56,414	56,436	57,594
Restricted equity securities	23,120	23,120	23,120	23,120
Net loans	2,419,770	2,422,398	2,110,264	2,051,829
Loans held for sale	-	-	1,043	1,043
Accrued interest receivable	9,410	9,410	8,769	8,769
Cash surrender value of bank-owned life insurance policies	56,865	56,865	46,085	46,085
Derivative assets	8,210	8,210	7,673	7,673

Financial Liabilities

Total deposits	$2,485,815	$2,496,108	$2,204,441	$2,215,307
Short-term debt	7,770	7,770	47,030	47,030
Long-term Federal Home Loan Bank advances	237,429	241,541	197,807	200,746
Junior subordinated debentures	15,464	9,897	15,464	9,742
Derivative liabilities	19,102	19,102	18,717	18,717

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

13.         SUBSEQUENT EVENT

On July 21, 2011, the Company acquired all of the outstanding common shares of Legacy Bancorp, Inc. ("Legacy"), the parent company of Legacy Banks. Concurrently, Legacy Bancorp merged into Berkshire Hills Bancorp and Legacy Banks merged into Berkshire Bank. At the time of the merger, Legacy had 19 branch offices located in western Massachusetts and eastern New York State.

Under the terms of the merger agreement, Legacy shareholders received 4.35 million shares of the Company and $10.0 million cash. As of June 30, 2011, Legacy had assets with a carrying value of $891 million, including loans outstanding with a carrying value of $587 million, as well as deposits with a carrying value of $660 million.  The results of Legacy's operations will be included in our Consolidated Statement of Income from the date of acquisition. As a result of the proximity of the closing of the merger with Legacy to the date these consolidated financial statements are available to be issued, the Company is still evaluating the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill to be recognized in connection with this transaction is also yet to be determined.

In addition, on July 13, 2011, the Company and Legacy, entered into an agreement to sell four Legacy Banks branches in Berkshire County to NBT Bank, N.A. (NBT Bank), the banking subsidiary of NBT Bancorp Inc.  The four branches to be divested are located in Massachusetts’ Berkshire County in the towns of Great Barrington, Lee, Pittsfield, and North Adams.  The branches had deposits totaling $158 million, loans totaling $47 million and fixed assets totaling $2.7 million.  The branches will be sold for a 6% deposit premium, and the transaction is expected to close by October 31, 2011.  In accordance with the merger agreement between Berkshire and Legacy, a cash payment will be made to former Legacy stockholders as of the record date after the divestiture is completed in an amount equal to 50% of the premium in excess of 3.50% (net of applicable taxes).  Based on the agreement with NBT Bank, this payment to Legacy stockholders is expected to be approximately $0.15 per Legacy share.

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

Berkshire Hills Bancorp (“the Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It had $3.2 billion in assets at June 30, 2011 and is the parent of Berkshire Bank — America’s Most Exciting BankSM (“the Bank”).  Berkshire completed the acquisition of Rome Bancorp, Inc. on April 1, 2011.  Berkshire acquired Legacy Bancorp, with $0.9 billion in assets on July 21, 2011.  Including the Legacy operations, Berkshire provides personal and business banking, insurance, and wealth management services through more than 60 full service branch offices in western Massachusetts, northeastern New York, and southern Vermont.  Berkshire Bank provides 100% deposit insurance protection on all deposit accounts, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.

Berkshire is a regional financial services company that seeks to distinguish itself based on the following attributes:

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the filings made by Berkshire with the Securities and Exchange Commission, including the Berkshire Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the definitive Proxy Statement/Prospectus on Form S-4 filed by Berkshire with the SEC on February 2, 2011 for the Rome acquisition and the Proxy Statement/Prospectus on Form S-4 filed by Berkshire with the SEC on May 6, 2011 for the Legacy acquisition.  Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made.  Berkshire is not undertaking an obligation to update these forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

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

Acquired Loans.  Due to the bank acquisitions in 2011, the Company added a significant accounting policy related to acquired loans.  This policy addresses the estimates made to record loans at fair value, with no carryover of the related allowance for credit losses.  Please see the further discussion of this new significant accounting policy in Note 1 of the consolidated financial statements.

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

For additional information regarding critical accounting policies, refer to Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2010. Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements of this report for a detailed discussion of new accounting pronouncements.  Please see the note on Significant Accounting Policies in Note 1 to the consolidated financial statements of this report for a discussion of policies that have been refined or added in 2011.

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

PERFORMANCE RATIOS
Return on average assets	0.23%	0.51%	0.31%	0.50%
Return on average equity	1.67	3.54	2.28	3.48
Net interest margin, fully taxable equivalent	3.52	3.25	3.41	3.24

ASSET QUALITY RATIOS
Net charge-offs (annualized)/average loans	0.24%	0.44%	0.27%	0.46%
Non-performing assets/total assets	0.52	0.71	0.52	0.71
Loan loss allowance/total loans	1.30	1.58	1.30	1.58
Allowance loan losses/non-accruing loans	212	193	212	193

CAPITAL
Stockholders' equity to total assets	13.80%	13.97%	13.80%	13.97%

PER SHARE DATA
Net earnings, diluted	$0.11	$0.25	$0.31	$0.49
Total book value	26.61	27.43	26.61	27.43
Dividends	0.16	0.16	0.32	0.32
Stock price:
High	22.85	22.84	22.92	22.84
Low	20.45	16.81	20.45	16.20
Close	22.39	19.48	22.39	19.48

FINANCIAL DATA: (In millions)
Total assets	$3,226	$2,748	$3,226	$2,748
Total loans	2,452	2,020	2,452	2,020
Allowance for loan losses	32	32	32	32
Other earning assets	411	412	411	412
Total intangible assets	193	175	193	175
Deposits	2,486	2,040	2,486	2,040
Borrowings and debentures	261	285	261	285
Stockholders' equity	445	385	445	385

FOR THE PERIOD: (In thousands)
Net interest income	$24,201	$18,871	$44,347	$37,168
Provision for loan losses	1,500	2,200	3,100	4,526
Non-interest income	8,170	7,611	16,304	15,757
Non-interest expense	28,623	20,028	51,812	40,220
Net income	1,877	3,438	4,712	6,804

(1)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2011		2010		2011		2010
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$802	4.97%	$636	5.26%	$727	5.01%	$625	5.29%
Commercial mortgages	974	4.74	877	4.96	952	4.71	867	4.95
Commercial business loans	334	4.89	181	4.99	309	4.79	176	4.93
Consumer loans	311	3.97	303	3.93	296	3.80	307	3.98
Total loans	2,421	4.74	1,997	4.90	2,284	4.70	1,975	4.91
Securities	406	4.07	408	4.09	405	4.04	410	4.07
Fed funds sold & short-term investments	5	0.19	10	0.10	8	0.16	9	0.15
Total earning assets	2,831	4.64	2,415	4.75	2,697	4.58	2,394	4.75
Other assets	383		305		349		305
Total assets	$3,214		$2,720		$3,046		$2,699

Liabilities and stockholders' equity
Deposits:
NOW	$230	0.31%	$197	0.35%	$223	0.32%	$196	0.37%
Money market	778	0.69	598	0.98	762	0.72	570	1.00
Savings	317	0.26	221	0.25	276	0.28	222	0.29
Time	810	2.00	748	2.68	774	2.09	753	2.70
Total interest-bearing deposits	2,135	1.08	1,764	1.54	2,035	1.14	1,741	1.57
Borrowings and debentures	270	3.10	267	3.46	250	3.36	274	3.36
Total interest-bearing liabilities	2,405	1.31	2,031	1.79	2,285	1.38	2,015	1.81
Non-interest-bearing demand deposits	334		276		314		273
Other liabilities	25		25		26		23
Total liabilities	2,764		2,332		2,625		2,311

Total stockholders' equity	450		388		421		388

Total liabilities and stockholders' equity	$3,214		$2,720		$3,046		$2,699

Net interest spread		3.33%		2.96%		3.20%		2.93%
Net interest margin		3.52		3.25		3.41		3.24

Supplementary data
Total deposits (In millions)	$2,469		$2,040		$2,349		$2,014
Fully taxable equivalent income adj. (In thousands)	675		693		1,354		1,339
Cost of deposits		0.94		1.33		0.99		1.36
Cost of funds		1.15		1.58		1.22		1.60

(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance for securities available for sale is based on amortized cost.

SUMMARY

Berkshire’s second quarter 2011 net income was $1.9 million ($0.11 per share).  Second quarter results included $5.3 million in net non-core expenses related to the mergers of Rome and Legacy.  Excluding these expenses (after-tax), Berkshire’s adjusted net income was $5.8 million ($0.35 per share).  These adjusted results were an increase of 40% over prior year second quarter EPS of $0.25, and a 17% increase over similarly adjusted results in the first quarter of 2011.  This growth reflects the benefit of positive operating leverage related to organic revenue growth and disciplined expense management.  It also includes an estimated $0.03 per share in accretive earnings from acquired Rome operations in the most recent quarter.  Results in the most recent quarter included the issuance of approximately 2.7 million shares to Rome shareholders as merger consideration on April 1, 2011.  Berkshire has now reported five consecutive quarters with year over year earnings per share growth exceeding 25% before merger related expenses and non-recurring charges.

Second quarter financial highlights are shown below.  Revenue and expense comparisons are to the prior year second quarter, unless otherwise noted.  Second quarter results include the operations of Rome Bancorp beginning on April 1, 2011.  Organic growth numbers exclude acquired Rome balances.

•	16% organic annualized commercial loan growth
•	9% organic annualized total loan growth
•	3% organic annualized deposit growth
•	3.52% net interest margin, improved from 3.30% in the first quarter of 2011
•	22% increase in wealth management fee income
•	0.52% non-performing assets/total assets
•	0.24% annualized net loan charge-offs/average loans
•	0.62% accruing delinquent loans/loans

Berkshire completed the Rome and Legacy acquisitions as planned, and the Rome integration was substantially completed in the second quarter.  The Legacy integration is planned for completion in the fourth quarter of 2011, including the planned divestiture of four Legacy branches.  Berkshire expects to achieve its cost savings targets approximating 35% of the anticipated non-interest expense of Rome and 42% of the non-interest expense of Legacy, with full completion of all cost savings expected by the end of 2011.  Berkshire’s tangible book value per share at mid-year improved from where it was before these acquisitions were announced, reflecting its financial disciplines to produce targeted earnings accretion while carefully managing any impact on tangible equity.  Berkshire’s book value per share decreased over this period due to the $20.83 share price recorded for the Rome shares issued.

All major business lines produced organic growth in the second quarter.  Growth has been led by the commercial lending teams recruited in recent years, as Berkshire continues to increase its market share in supporting business activity in its regional markets.  Berkshire opened a new branch in Rotterdam, New York in the first half of the year, and plans to open an additional New York branch by the end of the year.

The net interest margin improved to 3.52% in the most recent quarter, from 3.30% in the prior quarter, including the benefit of the acquired Rome operations.  Measured on an operating basis before merger related expenses, Berkshire’s return on assets and return on equity improved.  The marginal return on equity in the second quarter exceeded 10%, which was in line with Berkshire’s investment objectives.  This measure compares the increase in operating earnings to the increase in average equity resulting from the stock issuance.   Including the merger related expenses, the return on assets and return on equity decreased in the most recent quarter.  Under current accounting standards, transaction costs related to a merger must be expensed in the current period.  Under previous standards, such costs were capitalized to goodwill as a component of the total merger cost.  The Company does not view the current GAAP measure of profitability as indicative of its economic success with these merger transactions.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND DECEMBER 31, 2010

Summary: Total assets increased to $3.2 billion from $2.9 billion, primarily due to the addition of $0.3 million in Rome assets during the second quarter.  Organic growth of commercial loans was the primary contributor to 5% annualized organic loan growth in the first half of the year.  This growth was funded by 5% annualized organic deposit growth.  Asset quality and capital metrics remained favorable and improving.  Total equity increased by $56 million (14%) primarily due to the issuance of common stock for Rome merger consideration.  Total intangible assets increased by $20 million also due to the Rome transaction.

Securities.  The total portfolio of investment securities decreased by 1% to $400 million during the first half of the year, primarily due to maturities of short duration corporate bonds.  Securities purchases were concentrated in purchases of mortgage backed securities with 3-4 year durations.  Rome did not contribute significant new securities balances since its portfolio was liquidated to provide the cash consideration related to that merger.  The net unrealized gain on securities improved slightly to 2.0% of cost from 1.4% primarily due to lower market rates at midyear.  The annualized yield on the portfolio improved to 4.07% in the most recent quarter from 3.94% in last year’s fourth quarter, including the benefit of dividend yielding equity securities purchased in recent quarters.  Berkshire owned a $0.5 million investment in Rome common stock, which resulted in recognition of a $123 thousand gain at the time of the merger in the second quarter.  Berkshire owned $3.6 million in Legacy common stock, which resulted in a gain of approximately $2.0 million on the July 21, 2011 merger date, which will be recorded in third quarter income.  There were no material credit rating downgrades of securities in the portfolio during the most recent quarter.  The Company had one investment in a pooled trust preferred security with a $2.6 million book value and a $0.7 million fair value at quarter-end.  This security was performing and the impairment was viewed as temporary; this security is described more fully in the notes to the consolidated financial statements.  The estimated fair value of this security improved by $0.5 million since year-end 2010.

Loans. Total loans increased by $310 million in the first half of the year to $2.45 billion, including $258 million in acquired Rome loans.  Total loans increased at a 5% organic annualized rate, primarily due to 8% organic annualized commercial loan growth.  Residential mortgages increased at a 6% annualized rate, and this growth offset a decrease in consumer loans due to planned runoff of indirect auto loans.  Commercial business loans accounted for the majority of organic commercial loan growth, including ongoing growth in loans managed by the Asset Based Lending Group which was recruited at the beginning of 2010.  The midyear balance of commercial loans originated in 2011 totaled $98 million with an average yield of 4.24%.  Among these, the five largest loans outstanding were mostly commercial business loans and had midyear loan balances in the $4-6 million range.  Berkshire continues to take commercial market share from national competitors as a result of the capabilities and responsiveness of the commercial banking teams that it has recruited in recent years.  Berkshire is adhering to strong underwriting and pricing disciplines as it captures larger market share with high grade loan originations in all of its commercial lending areas.

The $258 million in acquired Rome loans included $143 million in residential mortgages, $74 million in commercial loans, and $41 million in consumer loans.  The Rome loans were recorded at estimated net fair value.  The recorded value was net of $5.1million in discounts from Rome’s carrying value, including $4.9 million in non-accretable impairment discounts and $0.2 million in net accretable discounts related to interest rates.  Based on its review under its policy for accounting for acquired loans, all non-performing Rome loans were designated as performing on Berkshire’s books on the acquisition date.

The average yield on total loans was 4.74% in the most recent quarter, compared to 4.77% in the final quarter of 2010.  Yields on mortgage loans have decreased slightly in the continuing low rate environment, while yields on commercial business loans and consumer loans have improved modestly. Berkshire benefited from the higher yields on the smaller average balance Rome commercial loans.

Several key asset quality metrics remained favorable and improving through midyear.  Total non-performing assets decreased slightly to $16.7 million at midyear from $17.1 million at the start of the year.  Non-performing assets decreased to 0.52% of total assets, and annualized net loan charge-offs decreased to 0.24% of average loans during the second quarter.  Accruing delinquent loans increased but remained favorable at 0.62% of total loans as of midyear.  Classified assets are those rated substandard or lower in the Company’s internal rating systems.  The ratio of classified assets to Tier 1 regulatory capital plus the loan loss allowance measured 39% at midyear compared to 36% at the start of the year.  There were two loans over $3 million which were added to classified assets in the first half of 2011.  These were performing commercial real estate loans totaling $5.4 million and $4.7 million which were not deemed impaired.  The total carrying value of loans deemed impaired decreased to $15.6 million from $16.6 million during the first half of the year.  The specific allowance for losses related to these loans decreased to $1.0 million from $2.5 million.  The ratio of assets rated special mention to Tier 1 regulatory capital plus the loan loss allowance decreased to 15% at midyear from 17% at the start of the year.

Loan Loss Allowance.  The loan loss allowance remained flat at $31.9 million during the first half of 2011.  Based on current accounting standards, there was no loan loss allowance established for Rome loans as of the acquisition date.  Accordingly, the ratio of the allowance to total loans decreased to 1.30% as of midyear.  The ratio of the allowance to non-performing loans decreased to 212% as of that date.  The allowance includes specific reserves for impaired loans, which were discussed above.  Additionally, the allowance includes a general allowance for pools of loans.  The methodology for computing the general allowance was enhanced in 2011.  This methodology includes a historical loss component and an environmental factors component.  The historical loss component is based on the attribution of loss factors based on Moody’s historical corporate default and recovery rates.  The environmental factors component assesses loss potential as it may be affected by economic business conditions, lending policies and procedures, portfolio characteristics, management and staff changes, problem loan trends, and credit concentration trends.  The historical loss and environmental factors components are assessed for fifteen homogeneous pools in the loan portfolio.

Deposits and Borrowings.  Total deposits increased by $281 million (13%) in the first half of the year to $2.49 billion, including $229 million in acquired Rome deposits.  Annualized organic deposit growth was 5% in the first half of the year.  This growth resulted mainly from $78 million in growth in New York deposits, reaching $460 million at midyear, benefiting from the de novo branch program and growth in commercial deposit balances.  Due to ongoing promotions, 11% annualized organic growth of demand deposits offset a similar decrease in NOW balances.  Money market balances grew at a 16% organic annualized rate while savings balances decreased at a 9% organic annualized rate.  Time deposits increased slightly at 1% organic annualized rate.  In the ongoing low rate environment, the cost of deposits has been reduced to 0.94% in the most recent quarter from 1.15% in the final quarter of 2010.  The $229 million in acquired Rome deposits included $54 million in transaction account balances, $108 million in savings and money market balances, and $67 million in time account balances.  Total borrowings were little changed at midyear 2011 compared to the start of the year.  Loan growth was funded by deposit growth and decreases in short and long term investments.  Rome had prepaid its fixed rate Federal Home Loan Bank borrowings, converting them to overnight borrowings.  The average cost of borrowings was 3.10% in the most recent quarter compared to 2.92% in the final quarter of 2010.  This increase reflected lower average short term borrowings.  The loan/deposit ratio remained strong at 99% at midyear.

Stockholders’ Equity.  Total stockholders’ equity increased by $56 million to $445 million in the first half of 2011.  Berkshire issued 2.7 million shares in consideration for Rome, which were recorded at $20.83 per share for a total amount of $55 million.  Total shares outstanding increased to 16.7 million at midyear, net of a 44 thousand share repurchase related to the repayment of the acquired loan to the Rome Employee Stock Ownership Plan.  Berkshire paid a $0.16 per share cash dividend in each of the first two quarters of 2011.  Reflecting the benefit of the Rome merger, the ratio of tangible equity/tangible assets increased to 8.3% at midyear, with total equity/assets increasing to 13.8%.  Midyear tangible book value per share was $15.07, while total book value per share was $26.61.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Summary.  Berkshire’s second quarter 2011 net income was $1.9 million ($0.11 per share).  Second quarter results included $5.3 million in net non-core expenses related to the mergers of Rome and Legacy.  Excluding these expenses (after-tax), Berkshire’s adjusted net income was $5.8 million ($0.35 per share).  In comparison, net income was $3.4 million ($0.25 per share) in the second quarter of 2010.  Earnings per share in 2011 reflect the issuance of approximately 2.7 million shares to Rome shareholders as merger consideration on April 1, 2011.  Second quarter adjusted net income was up 69% in 2011 over prior year results, while adjusted earnings per share were up 40%.

Berkshire’s net income for the first half of 2011 was $4.7 million ($0.31 per share), including $7.0 million in net non-core merger related expense.  Excluding these expenses (after-tax), Berkshire’s adjusted net income was $10.0 million ($0.66 per share) in the first half of 2011.  In comparison, first half 2010 net income was $6.8 million ($0.49 per share).  First half 2011 adjusted net income increased 47% over prior year results, while adjusted earnings per share increased by 35%.

Growth in ongoing operating earnings has included the benefit of positive operating leverage from strong revenue growth, disciplined expense management, and the benefit of a lower loan loss provision related to improved asset quality.  The Company has maintained an asset sensitive net interest income profile, as management has chosen to sacrifice current yield to protect earnings in the event of future rate increases.  The Company is also absorbing the costs of ongoing branch and business expansion in its cost of operations.  Results in 2011 included an increase in the first half net interest margin to 3.41% from 3.25%, which benefited from disciplined loan and deposit pricing strategies in the ongoing low interest rate environment.  Earnings per share in 2011 included an estimated $0.03 per share benefit from ongoing Rome operations in the second quarter.

Merger related expenses were transaction expenses directly related to the mergers of Rome and Legacy and are not ongoing operating expenses of Berkshire.  Transaction expenses consisted primarily of severance and benefit related costs related to the change in control of the acquired entities.  Transaction expenses also included professional fees and contract termination costs.   In some cases, transaction related expenses were recorded by the acquired entities before the effective time of the merger, including expenses reported in previous periods.

Due to the merger related expenses, profitability ratios declined from year to year.  Measured on an operating basis before merger related expenses, Berkshire’s return on assets and return on equity improved.  Excluding merger related costs, the second quarter return on assets improved to 0.72% and the return on equity improved to 5.2%.  Including merger related costs, these measures were 0.23% and 1.67%, respectively.  Berkshire believes that its 2011 results show good progress towards its long term objectives to produce a return on assets exceeding 1% and a return on equity exceeding 10%.

Revenue.   Total net revenue increased by $5.9 million (22%) and by $7.7 million (15%) in the second quarter and first half of 2011 compared to 2010.  Most of this increase was driven by higher net interest income, which benefited from organic growth, the improved net interest margin, and the acquired Rome operations.  Annualized net revenue increased to $129 million in the most recent quarter.  Annualized net revenue per share improved to $7.80 in the second quarter of 2011, compared to $7.62 in the same quarter of 2010.

Net Interest Income.  Net interest income has grown sequentially in the last eight quarters.  Second quarter net interest income increased by $5.3 million (28%) and the first half increase was $7.2 million (19%) in 2011 compared to 2010.  Growth in the most recent quarter included a $4.1 million increase compared to the prior quarter.  Rome’s net interest income in the prior quarter (before it was acquired) was reported at $3.1 million; these operations were included in Berkshire’s results at the beginning of the second quarter.  In addition to the merger benefits, higher net interest income in 2011 was related to organic growth in loans and deposits, as well as an improved net interest margin related primarily to lower funding costs.  During 2011, the yield compression on loans reflects the impact of run-off of higher rate loans, along with a shift in the portfolio mix.  Similarly, the reduction in deposit costs reflects both the gradual repricing of accounts and a shift in the portfolio from time deposit accounts and towards lower cost money market accounts.  As a result of the above factors, the net interest margin improved to 3.52% in the second quarter and to 3.41% in the first half of 2011, compared to 3.25% and 3.24%, respectively, in 2010.  Average earning assets increased by $270 million in the most recent quarter, compared to the prior quarter, including the benefit of $258 million in acquired Rome loan balances as of April 1, 2011.

Non-Interest Income.   Non-interest income increased by $0.6 million (7%) in the second quarter and $0.5 million (3%) in the first six months of 2011 compared to 2010.  Non-interest income included the benefit of the Rome operations, which had reported $0.6 million in operating non-interest income in the first quarter of 2011.  Berkshire has maintained deposit fee income around 55 basis points annualized compared to average deposits, and has therefore offset the minor reduction in overdraft fee income related to the implementation of Regulation E in the third quarter of 2010.  For the first half of the year, loan related income decreased primarily due to lower demand for commercial loan interest rate swaps in 2011.  First half wealth management fees increased by 11% from year to year, including the benefit of new business development at a 13% annualized rate for the first half of 2011.  Including the wealth management business acquired after mid-year with the Legacy acquisition, Berkshire’s total assets under management now exceed $900 million for its combined wealth management business.  Six month insurance commission income increased 6% year-to-year, including the benefit of commercial account growth.  Six month insurance fee revenue included the impact of a $0.4 million year-to-year reduction in insurance contingency income as a result of lower payouts from major carriers due to industry conditions.  Of note, Rome did not have wealth management and insurance revenues, so all combined results reflect existing Berkshire operations for these business lines.  Non-interest income in 2011 included a $123 thousand non-recurring gain recognized on Rome stock previously owned by Berkshire.  Beginning in the second quarter, as noted in the consolidated financial statements, Berkshire corrected its accounting related to investment tax credit limited partnership interests.  In the first half of 2011, Berkshire recorded a $0.9 million charge to non-interest income representing the book loss on these investments, and a $1.1 million credit to income tax expense representing the related tax credits.  Income and expense for prior periods have been revised for this immaterial change in accounting.  Fee income totaled 27% of total revenue in the first half of 2011.  Berkshire’s goal is to increase this ratio over time in order to diversify its revenues and to obtain the benefit of cross sales and increased wallet share of financial services in its market area.  In the near term, this ratio is expected to decline due to the lower proportionate fee based revenues of the acquired Rome operations in the second quarter and the Legacy operations beginning in the third quarter.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the loan loss allowance remained unchanged in the first half of 2011 and was included in the earlier discussion of financial condition.  The first half loan loss provision decreased to $3.1 million in 2011 from $4.5 million in 2010, reflecting improvement in asset quality as demonstrated in asset performance and net loan charge-off ratios.

Non-Interest Expense and Income Tax Expense.  Non-interest expense increased by $8.6 million in the second quarter and $11.6 million in the first half of 2011 compared to 2010.  Excluding merger related expenses, these increases totaled $3.1 million (16%) and $4.4 million (11%), respectively.  Growth in non-interest expense included the new Rome operations in the most recent quarter.  Rome reported $2.7 million in operating non-interest expense in the first quarter of 2011, its final quarter of operations.  Berkshire is progressing with its plan to reduce these Rome operating expenses by 35% as a result of merger efficiencies.  Berkshire’s expenses include the costs from Berkshire’s ongoing de novo branch expansion, along with other expenses related to infrastructure investment.  Full time equivalent employees totaled 652 at June 30, 2011, compared to 599 at year-end 2010, including employees in acquired Rome operations.  Rome reported 97 full time equivalent employees year-end 2010.  At the beginning of the most recent quarter, the FDIC implemented new banking industry deposit insurance assessment rates and formulas.  This change reduced FDIC insurance expense, which measured 0.12% of average deposits (annualized) in the most recent quarter, compared to 0.18% (annualized) in the prior quarter.  Expense of other real estate owned increased by $1.3 million in 2011 due to write-downs of foreclosed real estate to facilitate the liquidation of these assets.  Berkshire’s second quarter efficiency ratio improved to 66% in 2011 from 70% in 2010.  This ratio excludes merger related expenses and the decrease indicates improving efficiency, which has resulted from operating leverage related to revenue growth and disciplined expense management, together with the benefit of the Rome merger.  Berkshire is targeting further improvements in the efficiency ratio following the Legacy merger in the third quarter.  Berkshire’s effective income tax rate was 18% in the first half of 2011, compared to 17% in the prior year.  The 2011 effective tax rate was calculated based on an estimated 2011 annual effective tax before the effects of the Legacy merger.  The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments and the benefit of investment tax credits.  These savings were partially offset by state income taxes.  Berkshire estimates that the first half 2011 income tax rate on operations before merger related expenses was approximately 21% which represents an increase from the 17% tax rate in the first half of 2010.  This is due to the higher operating income in 2011, and the lower proportionate benefit of tax advantaged income sources.  The tax rate includes the impact of investment tax credits as previously discussed in the non-interest income section above.

Results of Segment and Parent Operations. The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in the notes to the financial statements. The Bank’s results reflect the benefit of higher operating revenues and earnings, including the benefit of Rome operations acquired in the most recent quarter.  The Bank’s net income growth was reduced due to the impact of merger related expenses.  Insurance segment results reflect the revenue factors discussed previously for non-interest income, with a reduction in revenue due to lower contingency fee income.  Expenses were lower as a result of a reorganization early in 2010, and as a result, net income was essentially flat for the first half of the year in 2011, compared to 2010.  Expenses for the parent increased primarily due to merger related expense, and as a result, consolidated net income decreased from year-to-year for the second quarter and first six months of the year.

Comprehensive Income. Comprehensive income is a component of total stockholders’ equity on the balance sheet. It includes changes in accumulated other comprehensive income (loss), which consist of changes (after tax) in the unrealized market gains and losses on securities available for sale and the net gain (loss) on derivative instruments used as cash flow hedges, including a terminated hedge. The Company recorded first half comprehensive income of $6.4 million in 2011, including net income of $4.7 million and a $1.7 million decrease in accumulated other comprehensive loss due to improvement in the fair values of investment securities and interest rate swaps that are designated as cash flow hedges.  Total first half comprehensive income was $3.8 million in 2010, including net income of $6.8 million and a $3.0 million increase in accumulated other comprehensive loss due primarily to a decrease in the fair value of interest rate swaps as a result of near record low interest rates.

Liquidity and Cash Flows. The Company’s primary source of funds was deposit growth in the first half of 2011, and the primary use of funds was net loan growth.  Deposit growth is expected to continue to be the primary source of funds for the remainder of the year, and net loan growth is expected to be the primary use of funds.  Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. The Company also uses interest rate swaps in managing its funds sources and uses.   At midyear 2011, the Company had in excess of $400 million in borrowing availability with the Federal Home Loan Bank.

Berkshire Hills Bancorp had a cash balance totaling $11 million at midyear 2011, and this cash was expected to fund all routine uses of cash for dividends, debt service, and operating costs.  The primary long run routine sources of funds for the holding company are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  As a result of the loss recorded in 2009, Berkshire Bank is not currently eligible to pay dividends to its parent under Massachusetts state banking statutes. The Company expects that, as a result of current and anticipated retained earnings, the Bank will again become eligible to pay dividends according to these statutes in the second half of 2011.  As noted above, the Company expects to meet all of its routine cash needs prior to that time from existing cash balances on hand, including anticipated shareowner cash dividends. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2010 Form 10-K in Item 7.

The Company acquired Rome Bancorp for cash and stock consideration on April 1, 2011 as described in the notes to the consolidated financial statements.  The cash portion of the consideration was funded by cash held at Rome Bancorp which was up streamed in the first quarter as a capital distribution from The Rome Savings Bank which was funded through the liquidation of short and long term investments during the quarter.  The Company completed the acquisition of Legacy Bancorp on July 21, 2011 for cash and stock consideration.  Legacy Banks provided a $10 million capital distribution to Legacy Bancorp in July, 2011 from liquid funds in the bank.  This cash was used to fund the $10 million cash consideration issued in the Legacy merger.  Legacy Bancorp had additional liquidity at June 30, 2011 which was available for Legacy Bancorp merger related expenses and to supplement cash balances at Berkshire Hills Bancorp.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity. At June 30, 2011, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2010 Form 10-K.

As discussed in the 2010 Form 10-K, there are financial system reforms which became federal law in July 2010 and which constitute the most significant regulatory and systemic reform since the 1930s.  It cannot be determined at this time what the full impacts of the reforms will be.  Some of the reforms are intended to increase required capital levels in the banking system.

The Company issued common stock as partial consideration for the shares of Rome Bancorp on April 1, 2011 and the Company issued common stock as 90% of the consideration for the shares of Legacy Bancorp in the merger on July 21, 2011.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2010 Form 10-K. Information relating to payments due under contractual obligations is presented in the 2010 Form 10-K.  With the acquisition of Rome Bancorp, Berkshire became obligated for the payment of merger consideration and for the assumption of various Rome contractual liabilities as disclosed in its previous SEC filings, as well as obligations related to change in control and for the early termination of certain vendor contacts.  Merger related obligations were reflected in Berkshire’s financial records in the most recent quarter, including components of goodwill and merger related expense.  At midyear 2011, Berkshire was obligated under its definitive merger agreement with Legacy Bancorp which was completed on July 21, 2011.   With the acquisition of Legacy Bancorp in the third quarter, Berkshire became obligated for the payment of merger consideration and for the assumption of various Legacy contractual liabilities as disclosed in its previous SEC filings, as well as obligations related to change in control and for the early termination of certain vendor contacts.  Merger related obligations will be reflected in Berkshire’s financial records in the third quarter, including components of goodwill and merger related expense.  Additionally, as of the merger date, Berkshire became obligated under an agreement entered into in July, 2011 for the disposition of four Legacy branch offices, which is anticipated to be completed early in the fourth quarter of 2011.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements.  Acquired Rome assets and liabilities were recorded at fair value as of the April 1, 2011 acquisition date and there were no significant changes in these values during the second quarter.  There was significant improvement in the fair value of Berkshire financial instruments during first six months of 2011.  The loan portfolio had an estimated $58 million (2.8%) fair value discount at year-end 2010, reflecting market conditions for loans with higher than normal risk.  During the first half of 2011, the market conditions for loans with normal risk improved significantly, including reflecting the lower interest rates prevailing at midyear.  As a result, the loan portfolio has an estimated fair value premium of $3 million (0.1%) at midyear 2011, which was the first time the portfolio was above breakeven in value for a number of quarters.  This change represented a significant improvement in the economic value of the Company’s equity.  The excess fair value of time deposits and borrowings over book value reflects the impact of lower interest rates and, in the case of the subordinated debt obligation, wider market risk spreads compared to conditions prevailing at the time of origination.  There were no significant changes in these excess fair values during the first half of 2011.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk or in the Company’s net market risk position during the first six months of 2011.  The addition of Rome increased interest bearing assets and liabilities, but as noted below did not materially change modeled interest rate sensitivity.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2010.

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

Rome’s interest rate risk analysis as set forth in its 2010 Annual Report on Form 10-K demonstrated a modestly asset sensitive profile at year-end 2010.  Based on Berkshire’s review of Rome’s balance sheet and balance sheet changes subsequent to the merger, Berkshire models that the interest rate risk of Rome’s operations was modestly liability sensitive.  This is estimated to minimally reduce the asset sensitivity of the combined banks, but this change is not estimated to be material compared to Berkshire’s existing interest rate profile.  Legacy’s 2010 Annual Report indicated a modestly liability sensitive profile at that time.  Based on anticipated adjustments to Legacy’s profile after the acquisition date, Berkshire estimates that it will continue to remain modestly asset sensitive following the full integration of both Rome and Legacy.

ITEM 4.        CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. The Company evaluated changes in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the last fiscal quarter.  This included the acquisition of Rome Bancorp, which did not have control certifications from its prior management for the first quarter of 2011.  Additionally, the Company evaluated changes in its financial reporting as a result of the resignation of its Controller shortly after the end of the most recent quarter, and the utilization of temporary accounting resources on an interim basis for the current financial reporting.  The Company determined that these changes were not changes that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.       LEGAL PROCEEDINGS

At June 30, 2011, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

Following the public announcement of the execution of the Agreement and Plan of Merger, dated October 12, 2010 (the "Merger Agreement"), by and among the Company and Rome Bancorp, Inc. (“Rome Bancorp”), on October 18, 2010, Stephen Bushansky filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of the Bronx, on October 27, 2010, James and LilianaDiCastro filed a stockholder class action lawsuit in the Chancery Court of the State of Delaware, and on November 15, 2010, Samuel S. Rapasodi filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of Oneida, each against Rome Bancorp, the Directors of Rome Bancorp, and the Company.  The lawsuit filed in Delaware was subsequently withdrawn voluntarily.  The active lawsuits in New York state (collectively, the "Rome shareholder litigation") purported to be brought on behalf of all of Rome Bancorp's public stockholders and alleged that the directors of Rome Bancorp breached their fiduciary duties to Rome Bancorp's stockholders by failing to take steps necessary to obtain a fair and adequate price for Rome Bancorp's common stock and that the Company knowingly aided and abetted Rome Bancorp directors' breach of fiduciary duty.

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

In connection with the settlement, plaintiffs sought an award of attorneys’ fees and expenses not to exceed $395,000, subject to court approval.  Rome Bancorp's insurance carrier agreed to pay the legal fees and expenses of plaintiffs’ counsel, in an amount not to exceed $395,000 and ultimately to be determined by the court. This payment will not be made by the Company and did not affect the amount of merger consideration paid in the merger.

On July 18, 2011, the New York trial courtgave final approval of the parties’ proposed settlement of the Rome shareholder litigation.  The court’s order and final judgment approving the settlement dismissed with prejudice all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law). As a result of the settlement, the Rome shareholder litigation had no material adverse effect on the financial condition or operations of the Company.

ITEM 1A.      RISK FACTORS

In addition to the other information set forth in this report, and the Economic and Financial Conditions Risk Factor discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Additionally, the Company has reported risk factors in the Proxy Statement/Prospectus forms filed with the SEC related to the Rome and Legacy acquisitions, including risks related to merger integration and expected cost savings.  While the mergers have been completed, including the Legacy merger on July 21, 2011, the Company continues to recognize the risks related to integration and management of the acquired operations which were previously identified in the subject SEC filings.  Additionally, in connection with the Legacy merger, the Company has entered into an agreement for the divestiture of four Legacy branches, and there is a risk factor related to the planned completion of this divestiture and possible additional regulatory involvement if the divestiture is not completed as planned.

Economic and Financial Conditions Risk Factor.

In addition to the risk discussed above, the national and global financial systems and economic outlook demonstrate the potential for further risks.  Such factors include the potential downgrade of U.S. Treasury obligations, uncertainties related to U.S. federal budgetary and fiscal management (and related impacts on states and municipalities), financial system stresses in Europe, and adverse trends in U.S. employment and economic growth.  A deterioration of business and economic conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating,and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United Stateslong-term debt rating from its AAA rating to AA+.  On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s 2010 Annual Report on Form 10-K.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended June 30, 2011.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2011.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased (1)	paid per share	plans or programs	the plans or programs
April 1-31, 2011	1,028	$21.52	-	97,993
May 1-28, 2011	-	-	-	97,993
June 1-30, 2011	-	-	-	97,993
Total	1,028	$21.52	-	97,993

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       (REMOVED AND RESERVED)

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

2.1	Agreement and Plan of Merger, dated as of December 21, 2010, by and between Berkshire Hills Bancorp, Inc. and Legacy Bancorp, Inc. (1)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
3.2	Bylaws of Berkshire Hills Bancorp, Inc.(3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (4)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray(7)
10.4	Separation and Release and Non-Solicitation and Non-Competition Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael J. Oleksak (5)
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (6)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Linda A. Johnston (7)
10.7	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (8)
10.8	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (9)
10.9	Form of Berkshire Bank Employee Severance Compensation Plan (3)
10.10	Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (10)
10.11	Settlement Agreement by and among Berkshire Hills Bancorp, Inc., Legacy Bancorp, Inc., Legacy Banks and Patrick J. Sullivan, dated as of December 21, 2010 (10)
10.12	Severance Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (10)
10.13	Amended and Restated Settlement Agreement by and among Berkshire Hills Bancorp, Inc., Legacy Bancorp,, Inc., Legacy Banks and J. Williar Dunlaevy, dated as of April 6, 2011 (10)
10.14	Non-Competition and Consulting Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and J. Williar Dunlaevy, dated as of April 6, 2011 (10)
10.15	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (11)
10.16	Form of Split Dollar Agreement entered into with Michael P. Daly, Kevin P. Riley, Sean A. Gray, Richard M. Marotta and Linda A. Johnston (12)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business - Subsidiary Activities” of the Form 10-K for the Year Ended December 31, 2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (13)

(1)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 22, 2010.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on May 5, 2011.
(6)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(7)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(9)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(10)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-4 as filed on April 20, 2011, Registration No. 333-173404.
(11)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.
(12)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(13)
As provided in Rule 406T of Regulation S-T, this information is furnished and not field for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2011	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: August 9, 2011	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial
Officer