Form 10-Q
period 2011-09-30
BERKSHIRE HILLS BANCORP INC
filed 2011-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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

Yes ☐  No ☒

The Registrant had 21,144,011 shares of common stock, par value $0.01 per share, outstanding as of November 6, 2011.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2011	2010
Assets
Cash and due from banks	$40,070	$24,643
Short-term investments	94,428	19,497
Total cash and cash equivalents	134,498	44,140

Trading security	17,501	16,155
Securities available for sale, at fair value	395,546	310,242
Securities held to maturity (fair values of $60,224 and $57,594)	58,262	56,436
Federal Home Loan Bank stock and other restricted securities	37,148	23,120
Total securities	508,457	405,953

Loans held for sale	475	1,043

Residential mortgages	1,045,363	644,973
Commercial mortgages	1,158,140	925,573
Commercial business loans	382,159	286,087
Consumer loans	368,898	285,529
Total loans	2,954,560	2,142,162
Less: Allowance for loan losses	(32,181)	(31,898)
Net loans	2,922,379	2,110,264

Premises and equipment, net	58,652	38,546
Other real estate owned	2,200	3,386
Goodwill	202,100	161,725
Other intangible assets	22,288	11,354
Cash surrender value of bank-owned life insurance policies	74,381	46,085
Other assets	98,737	58,907
Assets from discontinued operations	63,033	-
Total assets	$4,087,200	$2,881,403

Liabilities
Demand deposits	$434,719	$297,502
NOW deposits	269,668	212,143
Money market deposits	896,004	716,078
Savings deposits	450,976	237,594
Time deposits	986,979	741,124
Total deposits	3,038,346	2,204,441
Short-term debt	-	47,030
Long-term Federal Home Loan Bank advances	221,996	197,807
Junior subordinated debentures	15,464	15,464
Total borrowings	237,460	260,301
Other liabilities	54,382	28,014
Liabilities from discontinued operations	210,319	-
Total liabilities	3,540,507	2,492,756

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized; 22,860,368 shares issued and 21,133,868 shares outstanding in 2011; 26,000,000 shares authorized; 15,848,825 shares issued and 14,076,148 shares outstanding in 2010)	229	158
Additional paid-in capital	494,096	337,537
Unearned compensation	(3,047)	(1,776)
Retained earnings	104,287	103,972
Accumulated other comprehensive loss	(5,540)	(6,410)
Treasury stock, at cost (1,726,500 shares in 2011 and 1,772,677 shares in 2010)	(43,332)	(44,834)
Total stockholders' equity	546,693	388,647
Total liabilities and stockholders' equity	$4,087,200	$2,881,403

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest and dividend income
Loans	$35,719	$24,917	$88,932	$73,354
Securities and other	3,547	3,546	10,300	10,554
Total interest and dividend income	39,266	28,463	99,232	83,908
Interest expense
Deposits	6,097	6,512	17,580	20,195
Borrowings and junior subordinated debentures	2,131	2,267	6,267	6,861
Total interest expense	8,228	8,779	23,847	27,056
Net interest income	31,038	19,684	75,385	56,852
Non-interest income
Loan related fees	934	549	2,305	2,261
Deposit related fees	3,885	2,730	9,792	8,009
Insurance commissions and fees	2,431	2,316	8,943	8,986
Wealth management fees	1,607	1,090	4,188	3,406
Total fee income	8,857	6,685	25,228	22,662
Other	(158)	(122)	(355)	(342)
Gain on sale of securities, net	-	-	6	-
Non-recurring income	1,975	-	2,099	-
Total non-interest income	10,674	6,563	26,978	22,320
Total net revenue	41,712	26,247	102,363	79,172
Provision for loan losses	2,200	2,000	5,300	6,526
Non-interest expense
Compensation and benefits	13,195	10,870	36,373	32,827
Occupancy and equipment	3,883	2,988	10,864	8,986
Technology and communications	1,996	1,458	4,993	4,214
Marketing and professional services	1,873	1,253	4,643	3,666
Supplies, postage and delivery	545	520	1,506	1,635
FDIC premiums and assessments	923	893	2,691	2,540
Other real estate owned	541	100	1,850	127
Amortization of intangible assets	1,271	768	2,922	2,304
Non-recurring expenses	9,091	-	16,250	21
Other	1,392	1,244	4,430	3,994
Total non-interest expense	34,710	20,094	86,522	60,314

Income from continuing operations before income taxes	4,802	4,153	10,541	12,332
Income tax expense	405	699	1,432	2,104
Net income from continuing operations	4,397	3,454	9,109	10,228
Loss from discontinued operations, net of tax	(5)	-	(5)	-
Net income	$4,392	$3,454	$9,104	$10,228

Basic and diluted earnings per share:
Continuing operations	$0.22	$0.25	$0.54	$0.74
Discontinued operations	$-	$-	$-	$-

Weighted average common shares outstanding:
Basic	20,009	13,865	16,863	13,852
Diluted	20,105	13,893	16,915	13,883

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
			Additional	Unearned		other comp-
	Common stock		paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	capital	sation	earnings	loss	stock	Total

Balance at December 31, 2009	13,916	$158	$338,822	$(1,318)	$99,597	$(2,968)	$(49,146)	$385,145

Comprehensive income:
Net income	-	-	-	-	10,228	-	-	10,228
Other net comprehensive loss	-	-	-	-	-	(6,236)	-	(6,236)
Total comprehensive income								3,992
Cash dividends declared ($0.48 per share)	-	-	-	-	(6,741)	-	-	(6,741)
Forfeited shares	(13)	-	4	254	-	-	(258)	-
Exercise of stock options	24	-	-	-	(206)	-	609	403
Restricted stock grants	132	-	(1,160)	(2,201)	-	-	3,361	-
Stock-based compensation	-	-	4	1,151	-	-	-	1,155
Other, net	(23)	-	-	-	16	-	(431)	(415)

Balance at September 30, 2010	14,036	$158	$337,670	$(2,114)	$102,894	$(9,204)	$(45,865)	$383,539

Balance at December 31, 2010	14,076	$158	$337,537	$(1,776)	$103,972	$(6,410)	$(44,834)	$388,647

Comprehensive income:
Net income	-	-	-	-	9,104	-	-	9,104
Other net comprehensive income	-	-	-	-	-	870	-	870
Total comprehensive income								9,974
Acquisition of Legacy Bancorp, Inc.	4,351	44	101,639	-	-	-	-	101,683
Acquisition of Rome Bancorp, Inc.	2,661	27	55,463	-	-	-	-	55,490
Rome ESOP loan repayment	(44)	-	-	-	-	-	(943)	(943)
Cash dividends declared ($0.48 per share)	-	-	-	-	(8,313)	-	-	(8,313)
Forfeited shares	(23)	-	40	463	-	-	(503)	-
Exercise of stock options	13	-	-	-	(112)	-	326	214
Restricted stock grants	125	-	(404)	(2,730)	-	-	3,134	-
Stock-based compensation	-	-	2	996	-	-	-	998
Net tax benefit related to stock-based compensation	-	-	68	-	-	-		68
Other, net	(25)	-	(249)	-	(364)	-	(512)	(1,125)

Balance at September 30, 2011	21,134	$229	$494,096	$(3,047)	$104,287	$(5,540)	$(43,332)	$546,693

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$9,104	$10,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,300	6,526
Net amortization of securities	893	1,942
Change in unamortized net loan costs and premiums	519	872
Premises depreciation and amortization expense	3,498	2,832
Stock-based compensation expense	998	1,155
Write down of other real estate owned	1,700	-
Amortization of other intangibles	2,922	2,304
Income from cash surrender value of bank-owned life insurance policies	(1,492)	(884)
Loss on sales of securities, net	(2,229)	-
Net decrease in loans held for sale	568	701
Loss on sale of real estate	94	-
Net change in other	10,269	(1,177)
Net cash provided by operating activities	32,144	24,499

Cash flows from investing activities:
Trading security:
Proceeds from maturities, calls and prepayments	(1,346)	327
Securities available for sale:
Sales	12,521	3,159
Proceeds from maturities, calls and prepayments	92,258	88,626
Purchases	(152,633)	(82,653)
Securities held to maturity:
Proceeds from maturities, calls and prepayments	7,618	15,967
Purchases	(9,444)	(15,823)

Loan originations, net	(42,890)	(102,854)
Acquisitions, net of cash paid	179,458	-
Proceeds from surrender of bank-owned life insurance	-	2,217
Purchase of bank-owned life insurance	-	(2,599)
Proceeds from sale of Federal Home Loan Bank stock	3,571	-
Purchase of Federal Home Loan Bank stock	(1,387)	-
Proceeds from sale of other real estate	1,086	-
Purchase of premises and equipment, net	(4,542)	(3,347)
Net cash provided (used) by investing activities	84,270	(96,980)

Cash flows from financing activities:
Net increase in deposits	153,657	81,985
Proceeds from Federal Home Loan Bank advances and other borrowings	115,480	212,505
Repayments of Federal Home Loan Bank advances and other borrowings	(286,190)	(209,897)
Net proceeds from reissuance of treasury stock	214	403
Excess tax loss from stock based payment arrangements	68	-
Common stock cash dividends paid	(8,313)	(6,741)
Net cash (used) provided by financing activities	(25,084)	78,255

Net change in cash and cash equivalents	91,330	5,774
Cash and cash equivalents at beginning of period	44,140	32,608
Cash and cash equivalents at end of period	$135,470	$38,382

Supplemental cash flow information:
Interest paid on deposits	17,807	20,626
Interest paid on borrowed funds	6,202	6,888
Income taxes(refunded) paid, net	138	(117)

Acquisition of non-cash assets and liabilities:
Assets acquired	1,241	-
Liabilities assumed	(1,044)	-
Rome stock owned by the Company	6,284	-
Other non-cash changes:
Other net comprehensive loss	870	-

The accompanying notes are an integral part of these consolidated financial statements.
Note: The Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 include the cash flows from operating, investing and financing activities associated with discontinued operations.

1.	GENERAL

Basis of presentation and consolidation

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. (the “Company” or “Berkshire”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements, including year-end consolidated balance sheet data presented, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements and consist of normal recurring entries. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Berkshire Insurance Group, Inc. (“BIG”) and Berkshire Bank (the “Bank”), together with the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York chartered limited-purpose commercial bank. All significant inter-company transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the year. Assets and liabilities related to discontinued operations are carried at the lower of cost or estimated market value in the aggregate and present in a separate line item on the consolidated balance sheets Revenue and expense related to discontinued operations are not reported, and net income related to these operations is presented in a separate line item on  the consolidated statements of income.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Use of estimates

In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses; the valuation of deferred tax assets; the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses; the determination of other-than-temporary impairment of securities; estimates for acquired impaired loans; and the determination of fair value of financial instruments and subsequent impairment analysis.

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

Management chose to increase the loan loss provision in the third quarter in an effort to indirectly build a reserve for the Bank’s purchased loan portfolios into our allowance for loan loss.  A provision of $300 thousand was taken in the third quarter of 2011.  While each purchased portfolio of loans is thoroughly reviewed and, when applicable, adequately marked down to an observable market price the Bank’s management team is cognizant that further market fluctuations are a distinct possibility given the present state of the economy.

Acquired Loans

Loans that we acquire in acquisitions subsequent to January 1, 2009 are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

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

Recent accounting pronouncements

FASB ASU No. 2010-20, “Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. In July 2010, the FASB issued ASU 2010-20 which requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance resulted in significant additional loan disclosures included in Note 7.

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

FASB ASU No. 2011-02, “A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring”.  In April 2011, the FASB issued ASU 2011-02 which clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  The guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  The adoption of this guidance resulted in additional loan disclosures included in Note 7.

FASB ASU No. 2011-05, “Presentation of Comprehensive Income”.  In June 2011, the FASB issued ASU 2011-05 which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively.  The adoption of this guidance will require additional disclosures.

FASB ASU No. 2011-08, “Testing Goodwill for Impairment”.  In September 2011, the FASB issued ASU 2011-08 which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

FASB ASU No. 2011-09, “Disclosures about an Employer's Participation in a Multiemployer Plan”.  In September 2011, the FASB issued ASU 2011-09 which requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance will require additional disclosures.

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

The Company assessed the materiality of this error for each previously issued quarterly and annual period that was effected in accordance with generally accepted accounting principles, and determined that the error was immaterial.  The Company determined that the cumulative error is immaterial to our estimated income for the full fiscal year ending December 31, 2011 but was material to our trend in earnings.   Accordingly, the Company has revised its consolidated balance sheet as of December 31, 2010 and the consolidated statement of operations for the three-month and nine-month periods ended September 30, 2010.  The Company intends to revise its consolidated financial statements for certain quarterly and annual periods through subsequent periodic filings.  The effect of correcting this immaterial error in the consolidated statement of operations for the year ended December 31, 2010, the consolidated balance sheet as of December 31, 2010, and for the fiscal 2010 and 2011 quarterly periods to be reported in subsequent periodic filings is as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2010
(in thousands, except per share data)	As Reported	As Revised	As Reported	As Revised

Consolidated statement of operations information:
Non-interest income	$6,915	$6,563	$23,376	$22,320
Income tax expense	1,081	699	3,220	2,074
Net income	3,424	3,454	10,168	10,228
Basic earnings per share	0.25	0.25	0.74	0.74
Diluted earnings per share	0.25	0.25	0.74	0.74

Consolidated balance sheet information:
Other assets	68,408	69,065	68,408	69,065
Retained earnings	102,270	102,927	102,270	102,927

	For the Quarter Ended		For the Year Ended		For the Quarter Ended
	December 31, 2010		December 31, 2010		March 31, 2011
(in thousands, except per share data)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised

Consolidated statement of operations information:
Non-interest income	$7,783	$7,431	$31,159	$29,751	$8,502	$8,134
Income tax expense	893	511	4,113	2,585	1,061	656
Net income	3,570	3,600	13,378	13,858	2,798	2,835
Basic earnings per share	0.26	0.26	0.99	1.00	0.20	0.20
Diluted earnings per share	0.26	0.26	0.99	1.00	0.20	0.20

Consolidated balance sheet information:
Other assets	58,220	58,907	58,220	58,907	59,122	59,846
Retained earnings	103,285	103,972	103,285	103,972	103,720	104,444

3.	ACQUISITIONS

Legacy Bancorp, Inc.

On July 21, 2011, the Company acquired all of the outstanding common shares of Legacy Bancorp, Inc.  (“Legacy”), the parent company of Legacy Banks.  Concurrently, Legacy Bancorp merged into Berkshire Hills Bancorp and Legacy Banks merged into Berkshire Bank.  Legacy had nineteen banking offices serving Western Massachusetts and Northeastern New York.  This business combination was substantially an in-market merger for Berkshire and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to Legacy operations.  The combination was negotiated between the companies and was approved unanimously by their boards of directors.

In order to resolve any anticompetitive issues, the merger was conditioned on the divestiture of four Legacy Berkshire County branches.  These branches were designated as discontinued operations and the divestiture was concluded on October 21, 2011.  Additionally, the Company contracted to sell four Legacy New York branches.  This sale is expected to be completed early in 2012 and these branches are also designated as discontinued operations in the financial statements.  Please see the Discontinued Operations footnote for further discussion of these divestitures.

On the acquisition date, Legacy had 7.717 million shares of common stock outstanding, net of 392 thousand shares held by Berkshire.  Legacy shareholders received 4.351 million shares of the Company’s common stock based on an exchange ratio of 0.56385 Berkshire shares for each Legacy share.  This common stock consideration was valued at $100.3 million based on the $23.06 closing price of Berkshire common stock on July 20, 2011.  Based on the closing price of Legacy stock on July 20,  the 392 thousand shares owned by Berkshire were valued at $5.6 million, and the value in excess of carrying value for these shares was recorded as a $2.0 million non-recurring gain in the statement of income.  Legacy shareholders also received $10.0 million in cash based on an exchange of $1.30 in cash for each Legacy share.  Additionally, Legacy shareholders of record on the merger date are scheduled to receive a divestiture dividend in the fourth quarter of 2011 related to the divestiture of four Berkshire County branches.  The fair value of this contingent consideration at merger date was estimated at $1.1 million, or $0.15 per share, contingent on the final divestiture of the branches.  In accordance with the merger agreement, Berkshire paid $1.2 million in cash consideration for certain outstanding Legacy options and issued new Berkshire options valued at $1.3 million for the remaining outstanding Legacy options.

The results of Legacy’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table in thousands, as of July 21, 2011.

Consideration Paid:
Berkshire Hills Bancorp common stock issued to Legacy common stockholders	$100,334
Cash consideration paid to Legacy common shareholders	10,043
Value of Legacy stock previously purchased by Berkshire Hills	5,616
Cash consideration paid for Legacy employee stock options	1,237
Option consideration paid for Legacy employee stock options	1,349
Contingent divestiture consideration recorded to Legacy common shareholders	1,146
Total consideration paid	119,725

Recognized Amounts of Identifiable Assets Aquired and (Liabilities Assumed), At Fair Value:
Cash and short term investments	180,996
Investment securities	52,837
Loans	565,849
Bank owned life insurance	16,896
Premises and equipment	18,003
Core deposit intangibles	9,060
Other intangibles	3,712
Other assets	25,367
Deposits	(661,173)
Borrowings	(117,869)
Other liabilities	(4,067)
Total identifiable net assets	89,611

Goodwill	$30,114

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Legacy were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  For collateral dependent loans with deteriorated credit quality, to estimate the fair value we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Legacy’s allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.

Information about the acquired loan portfolio as of July 21, 2011 is as follows (in thousands):

Contractually required principal and interest at acquisition	$584,216
Contractual cash flows not expected to be collected (nonaccretable discount)	(8,371)
Expected cash flows at acquisition	575,845
Interest component of expected cash flows (accretable discount)	(9,996)
Fair value of acquired loans	$565,849

The core deposit intangible asset recognized as part of the Legacy merger is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method.  Other intangibles consist primarily of the wealth management contract intangible which is being amortized over its estimated useful life of ten years utilizing an accelerated method.

The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is not deductible for tax purposes.  Legacy had no significant insurance related operations, so no goodwill was recognized in connection with the insurance segment of Berkshire.  Legacy goodwill related to discontinued operations has been included in assets from discontinued operations on the balance sheet.

The fair value of savings and transaction deposit accounts acquired from Legacy was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.  The fair value of borrowed funds was estimated by discounting the future cash flows using market rates for similar borrowings.

Rome Bancorp, Inc.

On April 1, 2011, the Company acquired all of the outstanding common shares of Rome Bancorp, Inc. ("Rome"), the parent company of The Rome Savings Bank. Concurrently, Rome Bancorp merged into Berkshire Hills Bancorp and The Rome Savings Bank merged into Berkshire Bank. Rome had five banking offices serving Rome, Lee, and New Hartford, New York.  This business combination is an extension of the Berkshire franchise and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to the Rome operations.  The combination was negotiated between the companies and was approved unanimously by their boards of directors.

Rome shareholders received 2.7 million shares of the Company’s common stock and $22.7 million in cash.  On the acquisition date, Rome had 6.7 million outstanding common shares.  Through a cash/stock election procedure, the Company paid $11.25 per share for 30% of the outstanding common shares and for 70% of the outstanding shares, the Company exchanged its stock in a ratio of 0.5658 shares of the Company’s common stock for each share of Rome stock.  The 2.7 million shares of Company common stock issued in this exchange were valued at $20.83 per share based on the closing price of Berkshire posted on March 31, 2011.  In addition to the above consideration, the Company owned 59 thousand shares of Rome stock which had been previously acquired at an average cost of $9.22 per share.  Berkshire recorded a $124 thousand gain on these shares which was recorded as non-recurring gain in the statement of income on the date of acquisition.  Berkshire paid $0.4 million in cash to retire outstanding Rome stock options.

The results of Rome’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following tables in thousands, as of April 1, 2011.

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

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Rome were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  For collateral dependent loans with deteriorated credit quality, to estimate the fair value we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Rome’s allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.

Information about the acquired loan portfolio as of April 1, 2011 is as follows (in thousands):

Contractually required principal and interest at acquisition	$262,718
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,880)
Expected cash flows at acquisition	257,838
Interest component of expected cash flows (accretable discount)	(234)
Fair value of acquired loans	$257,604

The core deposit intangible asset recognized as part of the Rome merger is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method.  The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is not deductible for tax purposes.  Rome had no insurance related operations, so no goodwill was recognized in connection with the insurance segment of Berkshire.

The fair value of savings and transaction deposit accounts acquired from Rome was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.  The fair value of borrowings assumed was equal to carrying value, since these were overnight borrowings at the time of the merger.

Financial Information

The following table presents selected pro forma financial information reflecting the Rome and Legacy acquisitions assuming they were completed as of January 1, 2010.   The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had these acquisitions actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.   Pro forma basic and diluted earnings per common share were calculated using Berkshire’s actual weighted-average shares outstanding for the periods presented, plus the incremental shares issued, assuming the Rome and Legacy acquisitions occurred at the beginning of the periods presented.    The pro forma information is based on the actual financial statements of Berkshire for the periods shown, and on the actual financial statements of  Rome and Legacy for the 2010 period shown and in 2011 until the date of acquisition, at which time their operations became included in Berkshire’s financial statements.

This pro forma information gives effect to pro forma estimates of certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger related costs recorded by Berkshire are included in the Company’s consolidated financial statements, and these costs are also included on a pro forma basis in the 2010 pro forma financial information below.  Planned cost savings are not reflected in the unaudited pro forma amounts for the periods shown.  Pro forma results in 2011 include certain non-routine charges recorded by Rome and Legacy in 2011 prior to the time of the merger.  The Company has determined that it is impracticable to report the amounts of revenue and earnings of Rome and Legacy since their acquisition dates included in the consolidated statement of income due to the integration of their operations with those of the Company subsequent to their acquisitions. The Company has also determined that it is impracticable to adjust pro forma net interest income and non-interest income for Legacy discontinued operations prior to the date of the Legacy merger on July 21, 2011. Legacy financial records do not provide a consistent and separate financial history for these operations which would provide a suitable basis for these pro forma financial disclosures. Net income results of these operations are included in pro forma net income for the periods shown.   Pro forma net income for the first nine months of 2010 is adjusted by non-recurring items consisting of an $8.9 million credit representing the reversal of the Rome and Legacy loan loss provisions in 2010, the additional $2.1 million in gains recorded on Rome and Legacy stock in 2011, and $16.7 million in charges representing merger related expenses for Rome and Legacy recorded by Berkshire in 2010 and 2011, net of tax effects. Pro forma net income for the first nine months of 2011 is adjusted by non-recurring items consisting of a $0.1 million credit representing the reversal of the Rome and Legacy loan loss provisions in 2011and the reversal of the $2.1 million in gains on Rome and Legacy stock and the $16.2 million in merger and systems charges recorded by Berkshire in 2011, net of tax effects.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma
	Nine months ended September 30,
	2011	2010

Net interest income	$97,965	$93,402
Non-interest income	31,020	32,653
Net income	16,557	7,760

Pro forma earnings per share:
Basic	$0.86	$0.48
Diluted	$0.86	$0.48

4.	DISCONTINUED OPERATIONS

In order to minimize potential anti-competitive effects of the Legacy acquisition, the Company agreed to sell four Legacy Berkshire branches in conjunction with the Legacy merger agreement dated July 21, 2011.  On October 21, 2011, the Company completed the divestiture of four Massachusetts bank branches in Berkshire County to NBT Bank, NA (“NBT”), a subsidiary of NBT Bancorp Inc.  The Company continued to operate these branches until the divestiture was completed on October 21, 2011.  Berkshire received a 6% deposit premium on these branches and will pay a related divestiture dividend to former Legacy shareholders for a portion of these proceeds pursuant to the Legacy merger agreement. Further information on the divestiture is provided in Note 15 to the consolidated financial statements.  The above actions and subsequent divestiture have resulted in the discontinuance of these operations, which were included in discontinued operations as of September 30, 2011.  As of September 30, 2011, the Bank reclassified $55.9 million of assets and $152.6 million of liabilities to discontinued operations.

Additionally, Berkshire made a separate determination to sell four former Legacy New York branches that were not within its financial performance objectives.  In the third quarter of 2011, management committed to a plan to sell the four branches and initiated the process to locate a buyer.  Berkshire has entered into an agreement to divest these branches for a 2.5% deposit premium, and plans to complete the divestiture in the first quarter of 2012.  These branches are also designated as discontinued operations in Berkshire’s financial statements.  As of September 30, 2011, the Bank reclassified $7.1 million of assets and $57.7 million of liabilities to discontinued operations.

Assets and liabilities of discontinued operations, all of which are classified as held-for-sale, were estimated as follows as of September 30, 2011, in thousands:

(In thousand)	2011
Assets
Loans	$48,581
Cash	972
Goodwill	6,082
Intangibles	2,714
Other	4,684
Total assets	63,033
Liabilities
Deposits	210,314
Other	5
Total liabilities	210,319
Net liabilities	$147,286

The following table provides financial information for the discontinued operations for the quarter and nine months ended September 30, 2011.

(In thousands)	2011
Net Interest Income	$513
Non-interest Income	91
Total Net Revenue	604

Non-Interest Expense	612
Loss from discontinued operations	(8)
Income tax benefit	3
Loss from discontinued operations, net of tax	$(5)

5.	TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $14.2 million and $14.6 million, and a fair value of $17.5 million and $16.2 million, at September 30, 2011 and December 31, 2010, respectively. As discussed further in Note 13 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at September 30, 2011.

6.	SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Securities available for sale
Debt securities:
Municipal bonds and obligations	$74,392	$3,645	$-	$78,037
Government guaranteed residential mortgage-backed securities	47,759	1,079	-	48,838
Government-sponsored residential mortgage-backed securities	218,910	4,252	(77)	223,085
Corporate bonds	9,996	-	(364)	9,632
Trust preferred securities	20,092	2	(2,526)	17,568
Other bonds and obligations	660	1	-	661
Total debt securities	371,809	8,979	(2,967)	377,821
Equity securities:
Marketable equity securities	18,412	773	(1,460)	17,725
Total securities available for sale	390,221	9,752	(4,427)	395,546

Securities held to maturity
Municipal bonds and obligations	9,427	-	-	9,427
Government-sponsored residential mortgage-backed securities	80	4	-	84
Tax advantaged economic development bonds	48,140	1,958	-	50,098
Other bonds and obligations	615	-	-	615
Total securities held to maturity	58,262	1,962	-	60,224

Total	$448,483	$11,714	$(4,427)	$455,770

December 31, 2010
Securities available for sale
Debt securities:
Municipal bonds and obligations	$79,292	$1,008	$(394)	$79,906
Government guaranteed residential mortgage-backed securities	25,801	370	(7)	26,164
Government-sponsored residential mortgage-backed securities	144,493	2,806	(580)	146,719
Corporate bonds	18,307	73	(90)	18,290
Trust preferred securities	22,222	316	(2,683)	19,855
Other bonds and obligations	402	2	(1)	403
Total debt securities	290,517	4,575	(3,755)	291,337
Equity securities:
Marketable equity securities	15,756	3,217	(68)	18,905
Total securities available for sale	306,273	7,792	(3,823)	310,242

Securities held to maturity
Municipal bonds and obligations	7,069	-	-	7,069
Government-sponsored residential mortgage-backed
securities	83	3	-	86
Tax advantaged economic development bonds	48,861	1,155	-	50,016
Other bonds and obligations	423	-	-	423
Total securities held to maturity	56,436	1,158	-	57,594

Total	$362,709	$8,950	$(3,823)	$367,836

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at September 30, 2011 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$307	$308	$5,603	$5,603
Over 1 year to 5 years	8,297	7,977	2,073	2,073
Over 5 years to 10 years	18,092	18,609	31,435	32,634
Over 10 years	78,443	79,004	19,071	19,830
Total bonds and obligations	105,139	105,898	58,182	60,140

Marketable equity securities	18,412	17,725	-	-
Residential mortgage-backed securities	266,670	271,923	80	84

Total	$390,221	$395,546	$58,262	$60,224

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2011

Securities available for sale
Debt securities:
Government-sponsored residential mortgage-backed securities	$71	$30,098	$6	$2,255	$77	$32,353
Corporate bonds	322	6,678	42	2,954	364	9,632
Trust preferred securities	20	10,300	2,506	3,133	2,526	13,433
Other bonds and obligations	-	-	-	72	-	72
Total debt securities	413	47,076	2,554	8,414	2,967	55,490

Marketable equity securities	1,460	8,036	-	-	1,460	8,036
Total securities available for sale	1,873	55,112	2,554	8,414	4,427	63,526

December 31, 2010

Securities available for sale
Debt securities:
Municipal bonds and obligations	$335	$15,630	$59	$1,195	$394	$16,825
Government guaranteed residential mortgage-backed securities	7	5,125	-	-	7	5,125
Government-sponsored residential mortgage-backed securities	580	54,056	-	-	580	54,056
Corporate bonds	15	1,985	75	2,920	90	4,905
Trust preferred securities	5	2,041	2,678	4,529	2,683	6,570
Other bonds and obligations	-	-	1	309	1	309
Total debt securities	942	78,837	2,813	8,953	3,755	87,790

Marketable equity securities	-	-	68	1,432	68	1,432
Total securities available for sale	$942	$78,837	$2,881	$10,385	$3,823	$89,222

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2011, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2011:

AFS municipal bonds and obligations

At September 30, 2011, 0 out of a total of 132 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. There were no material underlying credit downgrades during 2011. All securities are considered performing.

AFS and HTM residential mortgage-backed securities

At September 30, 2011, 9 out of a total of 151 securities in the Company’s portfolios of AFS residential mortgage-backed and 1 out of a total of 4 securities in the Company’s portfolios of HTM residential mortgage-backed were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions within both portfolios. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2011. All securities are considered performing.

AFS corporate bonds

At September 30, 2011, 3 out of a total of 3 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represented 4% of the amortized cost of the securities. The securities are investment grade rated, and there was no material underlying credit downgrade during 2011. The securities are considered performing.

AFS trust preferred securities

At September 30, 2011, 4 out of a total of 6 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 16% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.

At September 30, 2011, $2.1 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $0.5 million, for potential other-than-temporary-impairment (“OTTI”) at September 30, 2011 and determined that OTTI was not evident based on both the Company’s more likely than not ability to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $32 million in excess subordination above current and projected losses. The security is considered performing.

AFS other bonds and obligations

At September 30, 2011, 2 out of a total of 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the book value of the securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during 2011. All securities are considered performing.

HTM tax advantaged economic development bonds

At September 30, 2011, none of the 10 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position.

Marketable Equity Securities

In evaluating its marketable equity securities portfolio for OTTI, the Company considers its more likely than not ability to hold an equity security to recovery of its cost basis.  In addition, various other factors are considered, including the length of time and the extent to which the fair value has been less than cost, and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings.

At September 30, 2011, 6 out of a total of 19 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 15% of the cost of the impaired securities. The Company has the intent and ability to hold the securities until a recovery of their cost bases and does not consider the securities other-than-temporarily impaired at September 30, 2011. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

7.	LOANS

Loans consist of the following:

(In thousands)	September 30, 2011	December 31, 2010

Residential mortgages
1-4 family	$1,012,100	$619,969
Construction	33,263	25,004
Total residential mortgages	1,045,363	644,973

Commercial mortgages:
Construction	113,855	126,824
Single and multifamily	112,657	86,925
Commercial real estate	931,628	711,824
Total commercial mortgages	1,158,140	925,573

Commercial business loans
Asset based lending	151,062	98,239
Other commercial business loans	231,097	187,848
Total commercial business loans	382,159	286,087

Total commercial loans	1,540,299	1,211,660

Consumer loans:
Home equity	302,553	226,458
Other	66,345	59,071
Total consumer loans	368,898	285,529

Total loans	$2,954,560	$2,142,162

The following table presents the outstanding principal balance and the related carrying amount of the acquired loans included in our Consolidated Balance Sheet:

(In thousands)	September 30, 2011
Outstanding principal balance	$752,558
Carrying amount	730,723

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

(In thousands)	2011
Three months ended September 30, 2011
Balance at beginning of period	$314
Acquisitions	3,142
Reclassification from nonaccretable difference for loans with improved cash flows	-
Changes in expected cash flows that do not affect nonaccretable difference	-
Accretion	(1,159)
Balance at end of period	$2,297

(In thousands)	2011
Nine months ended September 30, 2011
Balance at beginning of period	$-
Acquisitions	3,553
Reclassification from nonaccretable difference for loans with improved cash flows	-
Changes in expected cash flows that do not affect nonaccretable difference	-
Accretion	(1,256)
Balance at end of period	$2,297

The following is a summary of past due loans at September 30, 2011 and December 31, 2010:

Historical Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2011
Residential mortgages:
1-4 family	$1,732	$6,065	$4,648	$12,445	$645,138	$657,583	$215
Construction	-	-	132	132	25,682	25,814	-
Total	1,732	6,065	4,780	12,577	670,820	683,397	215
Commercial mortgages:
Construction	428	-	6,760	7,188	99,252	106,440	-
Single and multi-family	176	-	202	378	94,881	95,259	-
Commercial real estate	6,535	1,512	6,292	14,339	735,056	749,395	1,947
Total	7,139	1,512	13,254	21,905	929,189	951,094	1,947
Commercial business loans:
Asset based lending	-	-	-	-	151,062	151,062	-
Other commercial business loans	222	296	1,234	1,752	178,447	180,199	212
Total	222	296	1,234	1,752	329,509	331,261	212
Consumer loans:
Home equity	50	-	1,712	1,762	225,691	227,453	17
Other	290	459	135	884	29,748	30,632	65
Total	340	459	1,847	2,646	255,439	258,085	82
Total	$9,433	$8,332	$21,115	$38,880	$2,184,957	$2,223,837	$2,456

Acquired Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2011
Residential mortgages:
1-4 family	$2,639	$389	$1,406	$4,434	$350,083	$354,517	$1,221
Construction	-	-	-	-	7,449	7,449	-
Total	2,639	389	1,406	4,434	357,532	361,966	1,221
Commercial mortgages:
Construction	-	214	299	513	6,902	7,415	299
Single and multi-family	110	-	687	797	16,601	17,398	687
Commercial real estate	955	279	3,987	5,221	177,012	182,233	1,573
Total	1,065	493	4,973	6,531	200,515	207,046	2,559

Commercial business loans:
Asset based lending	-	-	-	-	3,009	3,009	-
Other commercial business loans	328	96	608	1,032	46,857	47,889	212
Total	328	96	608	1,032	49,866	50,898	212
Consumer loans:
Home equity	426	25	53	504	74,596	75,100	53
Other	404	40	155	599	35,114	35,713	86
Total	830	65	208	1,103	109,710	110,813	139
Total	$4,862	$1,043	$7,195	$13,100	$717,623	$730,723	$4,150

			Greater				Past Due >
			Than 90				90 days
	30-59 Days	60-89 Days	Days Past	Total Past		Total	and
(in thousands)	Past Due	Past Due	Due	Due	Current	Loans	Accruing
December 31, 2010
Residential mortgages:
1-4 family	$2,103	$1,598	$1,936	$5,637	$614,332	$619,969	$-
Construction	-	104	237	341	24,663	25,004	-
Total	2,103	1,702	2,173	5,978	638,995	644,973	-
Commercial mortgages:
Construction	-	-	1,962	1,962	124,862	126,824	-
Single and multi-family	-	-	1,514	1,514	85,411	86,925	88
Commercial real estate	389	74	6,442	6,905	704,919	711,824	342
Total	389	74	9,918	10,381	915,192	925,573	430

Commercial business loans - other	111	128	1,617	1,856	284,231	286,087	312
Consumer loans:
Home equity	119	20	856	995	225,463	226,458	147
Other	780	245	202	1,227	57,844	59,071	165
Total	899	265	1,058	2,222	283,307	285,529	312
Total	$3,502	$2,169	$14,766	$20,437	$2,121,725	$2,142,162	$1,054

There were no acquired loans as of December 31, 2010 to disclose.

Activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 was as follows:

Historical Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total

Balance at December 31, 2010	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Charged-off loans	794	2,701	1,144	744	-	5,383
Recoveries on charged-off loans	152	42	54	118	-	366
Provision for loan losses	400	6,182	(1,106)	656	(1,132)	5,000
Balance at September 30, 2011	2,835	22,984	3,842	2,129	91	31,881
Ending balance: individually evaluated for impairment	136	1,553	388	428	-	2,505
Ending balance: collectively evaluated for impairment	$2,699	$21,431	$3,454	$1,701	$91	$29,376

Acquired Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total

Balance at December 31, 2010	$-	$-	$-	$-	$-	$-
Charged-off loans	-	-	-	-	-	-
Recoveries on charged-off loans	-	-	-	-	-	-
Provision for loan losses	99	158	13	30	-	300
Balance at September 30, 2011	99	158	13	30	-	300
Ending balance: individually evaluated for impairment	-	-	-	-	-	-
Ending balance: collectively evaluated for impairment	$99	$158	$13	$30	$-	$300

(In thousands)	Total

Balance at December 31, 2009	$31,816
-
Charged-off loans	(8,468)
Recoveries on charged-off loans	1,962
Net loans charged-off	(6,506)

Provision for loan losses	6,526

Balance at September 30, 2010	$31,836

The following is a summary of impaired loans at September 30, 2011 and for the nine months then ended:

	At September 30, 2011			Nine Months Ended September 30, 2011
Historical Loans (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$2,498	$2,498	$-	$1,487	$39
Residential mortgages - construction	50	50	-	52	-
Commercial-construction	-	-	-	105	-
Commercial mortgages - single and multifamily	164	164	-	89	1
Commercial mortgages - real estate	2,148	2,148	-	7,470	248
Commercial business loans	-	-	-	31	1
Consumer-home equity	473	473	-	361	5

With an allowance recorded:
Residential mortgages - 1-4 family	$484	$619	$136	$568	$20
Residential mortgages - construction	-	-	-	21	-
Commercial business loans	34	423	388	429	3
Commercial-construction	5,630	6,760	1,130	3,504	-
Commercial mortgages - single and multifamily	-	-	-	365	11
Commercial mortgages - real estate	1,256	1,678	423	2,077	20
Consumer-home equity	417	845	428	154	-

Total
Residential mortgages	$3,032	$3,168	$136	$2,129	$59
Commercial mortgages	9,198	10,750	1,553	13,611	280
Commercial business loans	34	423	388	460	4
Consumer loans	890	1,318	428	515	5
Total impaired loans	$13,154	$15,659	$2,505	$16,715	$348

Acquired Loans (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial mortgages - real estate	$2,414	$2,414	$-	$1,064	$-
Commercial business loans	364	364	-	161	-

Total
Commercial mortgages	$2,414	$2,414	$-	$1,064	$-
Commercial business loans	364	364	-	161	-
Total impaired loans	$2,778	$2,778	$-	$1,225	$-

The following is a summary of impaired loans at December 31, 2010:

	At December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$201	$201	$-
Residential mortgages - construction	-	-	-
Commercial business - other	8,596	8,596	-
Consumer - home equity	397	397	-

With an allowance recorded:
Residential mortgages - 1-4 family	$973	$1,206	$233
Residential mortgages - construction	178	191	13
Commercial mortgages - construction	1,432	1,735	303
Commercial mortgages - single and multifamily	772	1,211	439
Commercial mortgages - real estate	1,594	3,003	1,409
Commercial business - other	10	102	92

Total
Residential mortgages	$1,352	$1,598	$246
Commercial mortgages	3,798	5,949	2,151
Commercial business	8,606	8,698	92
Consumer	397	397	-
Total impaired loans	$14,153	$16,642	$2,489

The following is summary information pertaining to non-accrual loans at September 30, 2011 and December 31, 2010:

(In thousands)	September 30, 2011			December 31, 2010
	Historical loans	Acquired loans	Total
Residential mortgages:
1-4 family	$4,433	$185	$4,618	$1,936
Construction	132	-	132	237
Total	4,565	185	4,750	2,173

Commercial mortgages:
Construction	6,760	-	6,760	1,962
Single and multi-family	202	-	202	1,426
Other	4,345	2,414	6,759	6,100
Total	11,307	2,414	13,721	9,488

Commercial business loans - other	1,022	377	1,399	1,305

Consumer loans:
Home equity	1,695	-	1,695	709
Other	70	69	139	37
Total	1,765	69	1,834	746

Total non-accrual loans	$18,659	$3,045	$21,704	$13,712

Credit Quality Information

The Bank utilizes a twelve grade internal loan rating system for each of its commercial real estate, construction and commercial loans as follows:

1	Substantially Risk Free

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

The following table presents the Company’s loans by risk rating at September 30, 2011 and December 31, 2010:

Historical  Loans

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Grade:
Pass	$646,870	$616,435	$25,682	$24,663	$672,552	$641,098
Special mention	6,065	1,598	-	104	6,065	1,702
Substandard	4,648	1,936	132	237	4,780	2,173
Total	$657,583	$619,969	$25,814	$25,004	$683,397	$644,973

Commercial Mortgages
Credit Risk Profile by Creditworthiness Category
	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Grade:
Pass	$84,194	$100,737	$90,980	$82,017	$662,847	$626,571	$838,021	$809,325
Special mention	4,436	10,803	592	381	29,121	27,377	34,149	38,561
Substandard	14,061	15,095	3,687	4,527	57,309	57,752	75,057	77,374
Doubtful	3,749	189	-	-	118	124	3,867	313
Total	$106,440	$126,824	$95,259	$86,925	$749,395	$711,824	$951,094	$925,573

Commercial Business Loans
Credit Risk Profile by Creditworthiness Category
	Asset based lending		Other		Total commercial business loans
(In thousands)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Grade:
Pass	$149,580	$98,239	$168,925	$180,321	$318,505	$278,560
Special mention	-	-	4,343	1,281	4,343	1,281
Substandard	1,482	-	6,543	6,164	8,025	6,164
Doubtful	-	-	388	82	388	82
Total	$151,062	$98,239	$180,199	$187,848	$331,261	$286,087

Consumer Loans
Credit Risk Profile Based on Payment Activity
	Home equity		Other		Total consumer loans
(In thousands)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Performing	$225,758	$225,749	$30,562	$59,034	$256,320	$284,783
Nonperforming	1,695	709	70	37	1,765	746
Total	$227,453	$226,458	$30,632	$59,071	$258,085	$285,529

Acquired  Loans

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Grade:
Pass	$353,910	$-	$6,261	$-	$360,171	$-
Special mention	-	-	389	-	389	-
Substandard	607	-	799	-	1,406	-
Total	$354,517	$-	$7,449	$-	$361,966	$-

Commercial Mortgages
Credit Risk Profile by Creditworthiness Category
	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Grade:
Pass	$3,625	$-	$15,737	$-	$163,612	$-	$182,974	$-
Special mention	2,911	-	792	-	8,266	-	11,969	-
Substandard	879	-	869	-	10,355	-	12,103	-
Total	$7,415	$-	$17,398	$-	$182,233	$-	$207,046	$-

Commercial Business Loans
Credit Risk Profile by Creditworthiness Category
	Asset based lending		Other		Total commercial business loans
(In thousands)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Grade:
Pass	$3,009	$-	$39,896	$-	$42,905	$-
Special mention	-	-	4,214	-	4,214	-
Substandard	-	-	3,779	-	3,779	-
Total	$3,009	$-	$47,889	$-	$50,898	$-

Consumer Loans
Credit Risk Profile Based on Payment Activity
	Home equity		Other		Total consumer loans
(In thousands)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Performing	$75,100	$-	$35,644	$-	$110,744	$-
Nonperforming	-	-	69	-	69	-
Total	$75,100	$-	$35,713	$-	$110,813	$-

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

The following table includes the recorded investment and number of modifications for modified loans. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	Modifications by Class
	As of September 30, 2011
	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$726	$177

As of September 30, 2011, there were no loans that were restructured within the last 12 months that have subsequently defaulted.

8.	DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2011	December 31, 2010
Time less than $100,000	$489,389	$368,770
Time $100,000 or more	497,590	372,354
Total time deposits	$986,979	$741,124

9.	STOCKHOLDERS' EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	September 30, 2011	December 31, 2010	to be Well Capitalized

Total capital to risk weighted assets	10.6%	10.6%	10.0%

Tier 1 capital to risk weighted assets	9.6	9.3	6.0

Tier 1 capital to average assets	8.3	8.0	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

10.	EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net income	$4,392	$3,454	$9,104	$10,228
Less: Cumulative preferred stock dividends and accretion	-	-	-	-
Less: Deemed dividend resulting from preferred stock repayment	-	-	-	-
Net income available to common stockholders	$4,392	$3,454	$9,104	$10,228

Average number of common shares outstanding	20,201	14,037	17,034	14,020
Less: average number of unvested stock award shares	(192)	(172)	(171)	(168)
Average number of basic shares outstanding	20,009	13,865	16,863	13,852
Plus: average number of dilutive unvested stock award shares	90	22	49	20
Plus: average number of dilutive stock options	6	6	3	11
Average number of diluted shares outstanding	20,105	13,893	16,915	13,883

Basic and diluted earnings per share:
Continuing operations	$0.22	$0.25	$0.54	$0.74
Discontinued operations	$-	$-	$-	$-

For the quarter ended September 30, 2011, 102 thousand shares of restricted stock and 170 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended September 30, 2010, 145 thousand shares of restricted stock and 117 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

11.	STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2011 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance as of December 31, 2010	171	$18.42	152	$24.41
Granted	124	21.91	-	-
Acquired	-	-	195	23.19
Stock options exercised	-	-	(13)	16.75
Stock awards vested	(66)	19.62	-	-
Forfeited	(23)	19.55	-	-
Expired	-	-	(36)	19.80
Balance as of September 30, 2011	206	$20.02	298	$24.48

During the nine months ended September 30, 2011 and 2010, proceeds from stock option exercises totaled $624 thousand and $403 thousand, respectively. During the nine months ended September 30, 2011, there were 66 thousand shares issued in connection with vested stock awards.  During the nine months ended September 30, 2010, there were 49 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $1.1 million and $1.2 million during the nine months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

12.	OPERATING SEGMENTS

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended September 30, 2011
Net interest income (expense)	$31,253	$-	$(215)	$-	$31,038
Provision for loan losses	2,200	-	-	-	2,200
Non-interest income	8,248	2,426	3,570	(3,570)	10,674
Non-interest expense	34,163	2,148	(1,602)	1	34,710
Income before income taxes	3,138	278	4,957	(3,571)	4,802
Income tax expense (benefit)	(272)	114	569	(1)	410
Net income	$3,410	$164	$4,388	$(3,570)	$4,392

Average assets (in millions)	$3,827	$30	$479	$(475)	$3,861

Three months ended September 30, 2010
Net interest income (expense)	$19,897	$-	$(213)	-	$19,684
Provision for loan losses	2,000	-	-	-	2,000
Non-interest income	4,232	2,331	3,678	(3,678)	6,563
Non-interest expense	17,558	2,323	212	1	20,094
Income before income taxes	4,571	8	3,253	(3,679)	4,153
Income tax expense (benefit)	866	5	(172)	-	699
Net income	$3,705	$3	$3,425	$(3,679)	$3,454

Average assets (in millions)	$2,724	$33	$360	$(349)	$2,768

Nine months ended September 30, 2011
Net interest income (expense)	$76,017	$-	$(631)	$(1)	$75,385
Provision for loan losses	5,300	-	-	-	5,300
Non-interest income	18,035	8,938	7,068	(7,068)	26,973
Non-interest expense	76,893	6,598	3,031	-	86,522
Income before income taxes	11,859	2,340	3,406	(7,069)	10,536
Income tax expense (benefit)	1,968	958	(1,494)	-	1,432
Net income	$9,891	$1,382	$4,900	$(7,069)	$9,104

Average assets (in millions)	$3,281	$32	$413	$(411)	$3,315

Nine months ended September 30, 2010
Net interest income (expense)	$57,495	$-	$(643)	$-	$56,852
Provision for loan losses	6,526	-	-	-	6,526
Non-interest income	13,292	9,028	11,012	(11,012)	22,320
Non-interest expense	52,601	6,933	778	2	60,314
Income before income taxes	11,660	2,095	9,591	(11,014)	12,332
Income tax expense (benefit)	1,822	860	(579)	1	2,104
Net income	$9,838	$1,235	$10,170	$(11,015)	$10,228

Average assets (in millions)	$2,667	$32	$362	$(350)	$2,711

13.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2011, the Company held derivatives with a total notional amount of $624 million. Of this total, interest rate swaps with a combined notional amount of $200 million were designated as cash flow hedges and $333 million have been designated as economic hedges.  The remaining $91 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At September 30, 2011, no derivatives were designated as hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2011.

The Company pledged collateral to derivative counterparties in the form of cash totaling $1.6 million and securities with an amortized cost of $36.4 million and a fair value of $37.6 million as of September 30, 2011. The Company does not typically require its Commercial customers to post cash or securities collateral on its program of back-to-back economic hedges, however certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivate asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at September 30, 2011, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	1.9	0.29%	4.00%	$(7,081)
Forward-starting interest rate swaps on FHLBB borrowings	80,000	3.8	-	2.56	(1,805)
Interest rate swaps on junior subordinated debentures	15,000	2.6	2.15	5.54	(1,204)
Total cash flow hedges	200,000				(10,090)

Economic hedges:
Interest rate swap on industrial revenue bond	14,214	18.2	0.59	5.09	(3,473)
Interest rate swaps on loans with commercial loan customers	159,444	5.9	2.67	5.58	(14,447)
Reverse interest rate swaps on loans with commercial loan customers	159,444	5.9	5.58	2.67	14,015
Total economic hedges	333,102				(3,905)

Non-hedging derivatives:
Commitments to originate residential mortgage loans to be sold	45,358	0.2			(182)
Commitments to sell residential mortgage loans	45,358	0.2			182
Total non-hedging derivatives	90,716				-

Total	$623,818				$(13,995)

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2010, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	2.7	0.29%	4.00%	$(7,696)
Forward-starting interest rate swaps on FHLBB borrowings	40,000	2.8	-	3.13	(468)
Interest rate swaps on junior subordinated debentures	15,000	3.4	2.13	5.54	(1,142)
Total cash flow hedges	160,000				(9,306)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	14,559	18.9	0.63	5.09	(1,757)
Interest rate swaps on loans with commercial loan customers	137,295	6.5	2.93	6.04	(7,374)
Reverse interest rate swaps on loans with commercial loan customers	137,295	6.5	6.04	2.93	7,406
Total economic hedges	289,149				(1,725)

Non-hedging derivatives:
Commitments to originate residential mortgage loans	13,172	0.2			(280)
Commitments to sell residential mortgage loans	13,172	0.2			267
Total non-hedging derivatives	26,344				(13)

Total	$475,493				$(11,044)

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

The Company has also entered into eight forward-starting interest rate swaps each with a notional value of $80 million, including $40 million of swaps which were entered into in the third quarter of 2011 nd which have durations exceeding one year. These swaps become effective in sets of two at a time with the first set becoming effective in April 2012, the second in June 2012, the third in January 2013 and the final set becoming effective in April 2013.  Four of these swaps have a one year duration while two have a four year duration and the remaining two swaps have a five year duration. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

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

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Interest rate swaps on FHLBB borrowings:
Unrealized loss recognized in accumulated other comprehensive loss	$(987)	$(1,794)	$(544)	$(7,098)

Elimination of unrealized loss for termination of swaps	-	5,448	-	5,448

Realized gain (loss) recognized in accumulated other comprehensive loss for termination of swaps	235	(6,382)	706	(6,382)

Reclassification of realized loss from accumulated other comprehensive loss to interest expense for termination of swaps	11	84	31	84

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	(98)	-	(293)	-

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	407	(1,236)	210	2,545

Interest rate swaps on junior subordinated debentures:
Unrealized loss recognized in accumulated other comprehensive loss	(65)	(287)	(62)	(769)

Net tax benefit on items recognized in accumulated other comprehensive loss	27	490	24	319
Other comprehensive (loss) income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(470)	$(3,677)	$72	$(5,853)

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,239	$1,281	$3,663	$4,102

Net interest expense recognized in interest expense on junior subordinated debentures	$131	$125	$386	$380

The Company’s accumulated other comprehensive loss totaled $5.5 million at September 30, 2011. Of this loss, $15.2 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $6.3 million, and $5.3 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $1.9 million.

The Company’s accumulated other comprehensive loss totaled $6.4 million at December 31, 2010. Of this loss, $15.3 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $6.4 million, and $4.0 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $1.5 million.

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the nine months ended September 30, 2011 and 2010.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.0 million will be reclassified as an increase to interest expense.

Economic hedges and non-hedging derivatives

The Company has an interest rate swap with a $14.2 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $432 thousand as of September 30, 2011 and were not material to the financial statements.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to the Federal National Mortgage Association.  These commitments are considered derivative financial instruments and are recorded at fair value with any changes in fair value recorded through earnings.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Economic hedges
Interest rate swap on industrial revenue bond:

Net interest expense recognized in interest and dividend income on securities	$(1,812)	$(166)	$(2,137)	$(500)

Unrealized (loss) gain recognized in other non-interest income	-	(614)	(69)	(1,908)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	6,133	3,081	7,073	9,659

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(6,133)	(3,081)	(7,073)	(9,659)

(Unfavorable) favorable change in credit valuation adjustment recognized in other non-interest income	$(281)	$(54)	$(464)	$(107)

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$(182)	$(54)	$(292)	$(239)

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$182	$59	$256	$268

14.            FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the nine months ended September 30, 2011.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$17,501	$17,501
Available-for-sale securities:
Municipal bonds and obligations	-	78,037	-	78,037
Governmentguaranteed residential mortgage-backed securities	-	48,838	-	48,838
Government-sponsored residential mortgage-backed securities	-	223,085	-	223,085
Corporate bonds	-	9,632	-	9,632
Trust preferred securities	-	17,105	463	17,568
Other bonds and obligations	-	661	-	661
Marketable equity securities	17,725	-	-	17,725
Derivative assets	-	14,197	-	14,197
Derivative liabilities	-	28,010	182	28,192

	December 31, 2010
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$16,155	$16,155
Available-for-sale securities:
Municipal bonds and obligations	-	79,906	-	79,906
Government guaranteed residential mortgage-backed securities	-	26,164	-	26,164
Government-sponsored residential mortgage-backed securities	-	146,719	-	146,719
Corporate bonds	-	18,290	-	18,290
Trust preferred securities	-	19,637	218	19,855
Other bonds and obligations	-	403	-	403
Marketable equity securities	17,428	-	1,477	18,905
Derivative assets	-	7,673	-	7,673
Derivative liabilities	-	18,717	-	18,717

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

Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and condition, among other things. The Company holds one pooled trust preferred security. The security’s fair value is based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool and therefore is classified as Level 3.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.

The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. As of September 30, 2011, liabilities derived from commitments to originate residential mortgage loans for sale totaled $182 thousand. The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the Federal National Mortgage Association in secondary markets. These valuations result in a Level 2 classification. As of September 30, 2011, assets derived from commitments to sell residential mortgage loans totaled $182 thousand.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at September 30, 2011 and 2010.

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2010	$16,155	$1,695

Unrealized gain recognized in other non-interest income	(257)	-
Unrealized gain included in accumulated other comprehensive loss	-	498
Amortization of trading account security	(117)
Balance as of March 31, 2011	$15,781	$2,193

Unrealized gain (loss) recognized in other non-interest income	357	-
Unrealized gain included in accumulated other comprehensive loss	-	112
Amortization of trading account security	(114)
Transfer Out of Level 3	-	(1,624)
Balance as of June 30, 2011	$16,024	$681

Unrealized gain recognized in other non-interest income	1,592	-
Unrealized gain (loss) included in accumulated other comprehensive loss	-	(218)
Amortization of trading account security	(115)	-
Balance as of September 30, 2011	$17,501	$463

Unrealized gains (losses) relating to instruments still held at September 30, 2011	$3,287	$(2,136)

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2009	$15,880	$2,016

Unrealized gain recognized in other non-interest income	46	-
Unrealized gain included in accumulated other comprehensive loss	-	267
Amortization of trading account security	(110)
Balance as of March 31, 2010	$15,816	$2,283

Unrealized gain (loss) recognized in other non-interest income	1,206	-
Unrealized gain included in accumulated other comprehensive loss	-	348
Amortization of trading account security	(108)
Balance as of June 30, 2010	$16,914	$2,631

Unrealized gain recognized in other non-interest income	593	-
Unrealized gain included in accumulated other comprehensive loss	-	36
Amortization of trading account security	(109)
Balance as of September 30, 2010	$17,398	$2,667

Unrealized gains (losses) relating to instruments still held at September 30, 2010	$2,725	$(1,475)

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	September 30, 2011
	Level 1	Level 2	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Securities held to maturity	$-	$-	$60,224
Resticted equity securities	-	-	37,148
Impaired loans	-	-	7,821
Loans held for sale	-	-	475
Capitalized mortgage servicing rights	-	-	2,958
Other real estate owned	-	-	2,200
Other intangibles	-	-	22,288
Goodwill	-	-	202,100

Total Assets	$-	$-	$335,214

	December 31, 2010
	Level 1	Level 2	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Securities held to maturity	$-	$-	57,594
Resticted equity securities	-	-	23,120
Impaired loans	-	-	4,960
Loans held for sale	-	-	1,043
Capitalized mortgage servicing rights	-	-	2,035
Other real estate owned	-	-	3,386
Other intangibles	-	-	11,354
Goodwill	-	-	161,725

Total Assets	$-	$-	$265,217

Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity for the nine months ended September 30, 2011 and 2010. Held for maturity securities are fair valued using the same methodologies applied to the available for sales securities portfolio.  Most securities in the held to maturity portfolio consist of economic development bonds and issues to local municipalities that are not actively traded and are priced using a discounted cash flows model.  The Company views these as Level 3 pricing.

Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of FHLBB stock having a carrying value of $32.0 million as of September 30, 2011.  The additional $5.1 million of securities in this section include Savings Bank Life Insurance stock and stock in the Federal Home Loan Bank of New York.  Restricted equity securities are recorded at par and periodically evaluated for impairment.  The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB and the purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

The FHLBB reported positive net income for the nine months ended September 30, 2011 and has reinstated its dividend payment in the second quarter of 2011. The Company also reviewed recent public filings, rating agency’s analysis which showed investment-grade ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI at September 30, 2011. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB and it will continue to be monitored closely.

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

Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2011 and 2010, respectively.  The Company holds loans in the held for sale category for a period generally less than 3 months and as a result fair value approximates carrying value.

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

Intangibles and Goodwill. The Company’s other intangible assets totaled $22.2 million and $11.4 million as of September 30, 2011 and December 31, 2010, respectively. Other intangibles include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions.  Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years.  No impairment was recorded on other intangible assets during the nine months ended September 30, 2011 and 2010.

The Company’s Goodwill balance as of September 30, 2011 and December 31, 2010 was $202.1 million and $161.7 million, respectively. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded by the Company during the nine months ended September 30, 2011 and 2010.

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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$40,070	$40,070	$44,140	$44,140
Trading security	17,501	17,501	16,155	16,155
Securities available for sale	395,546	395,546	310,242	310,242
Securities held to maturity	58,262	60,224	56,436	57,594
Restricted equity securities	37,148	37,148	23,120	23,120
Net loans	2,954,560	2,955,967	2,110,264	2,051,829
Loans held for sale	475	475	1,043	1,043
Accrued interest receivable	11,985	11,985	8,769	8,769
Cash surrender value of bank-owned life insurance policies	74,381	74,381	46,085	46,085
Derivative assets	14,197	14,197	7,673	7,673

Financial Liabilities

Total deposits	$3,038,346	$3,055,309	$2,204,441	$2,215,307
Short-term debt	-	-	47,030	47,030
Long-term Federal Home Loan Bank advances	221,996	226,397	197,807	200,746
Junior subordinated debentures	15,464	9,711	15,464	9,742
Derivative liabilities	28,192	28,192	18,717	18,717

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

15.           SUBSEQUENT EVENTS

On October 21, 2011, the Company completed its divestiture of four former Legacy Banks Massachusetts bank branches in Berkshire County to NBT Bank, NA (“NBT”), a subsidiary of NBT Bancorp Inc., pursuant to a Purchase and Assumption Agreement entered into on July 13, 2011 (the “Branch Sale”).  Following the settlement of the Branch Sale, additional merger consideration will be paid to former Legacy stockholders in accordance with the Agreement and Plan of Merger between Berkshire and Legacy dated December 21, 2010.

On October 25, 2011, Berkshire Bank entered into a Purchase and Assumption Agreement with NBT Bank to sell approximately $57 million of deposits for a 2.5% deposit premium along with $1.6 million of loans and certain branch facilities of four former Legacy Banks branches located in Greene and Schoharie Counties, New York.  This transaction remains subject to regulatory approval and other customary closing conditions.  Berkshire Bank expects to complete this transaction in the first quarter of 2012.  This agreement had no significant effect on the Company’s financial statements for the periods presented.

In addition, on October 25, 2011, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Connecticut Bank & Trust Company (“CBT”) pursuant to which CBT will merge with and into Berkshire Bank. The transaction is valued at approximately $30 million.

Under the terms of the Merger Agreement, 70% of the outstanding shares of CBT common stock will be converted into the right to receive 0.3810 of a share of Berkshire common stock for each share of CBT common stock and the remaining 30% of outstanding shares of CBT common stock will be exchanged for $8.25 in cash.  The transaction is valued at $7.90 per CBT share based on Berkshire’s average closing stock price of $20.35 for the ten trading days ended October 21, 2011.  CBT stockholders will have the right to elect to receive cash or Berkshire common stock as outlined above, subject to 70% of CBT common stock receiving Berkshire common stock in accordance with the proration and allocation procedures contained in the Merger Agreement.

The Merger Agreement also provides that, prior to the consummation of the merger, Berkshire will fund the repurchase from the United States Department of Treasury (“Treasury”) of each share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of CBT (the “TARP Preferred Stock”) issued and outstanding on that date.  In addition, Berkshire may, but is not required to, purchase the outstanding warrant issued to the Treasury (the “TARP Warrant”) to purchase CBT common stock.  If Berkshire does not purchase the TARP Warrant, such warrant will be converted at the effective time of the merger into a warrant to purchase Berkshire common stock, subject to appropriate adjustments in accordance with its terms.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals, the repurchase of the TARP Preferred Stock and approval by the stockholders of CBT. The merger is currently expected to be completed early in the second quarter of 2012.

The directors and executive officers of CBT have agreed to vote their shares in favor of the approval of the Merger Agreement at the stockholders’ meeting to be held to vote on the proposed transaction. One member of the CBT Board will be appointed to Berkshire’s Board of Directors in accordance with the Merger Agreement. If the merger is not consummated under certain circumstances, CBT has agreed to pay Berkshire a termination fee of $1.44 million.

This merger agreement had no significant effect on the Company's financial statements for the periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2011 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 41.5% effective income tax rate.  This discussion sometimes refers to recurring income and expense, as well as profitability measures based on recurring income and expense.  Recurring income and expense are non-GAAP financial measures and are computed by netting non-recurring income and expense from GAAP income and expense.  Recurring net income is also a non-GAAP financial measure, and is computed by adjusting GAAP net income to exclude non-recurring expense and non-recurring income (net of a related income tax expense adjustment).  In 2011, as noted in the discussion below, Berkshire acquired two other financial institutions and incurred $16 million in non-recurring expense and $2 million in non-recurring income, most of which was related to the transaction costs of completing these mergers.  These items significantly affected current period operating results, as the Company generally anticipated, and were incurred by Berkshire in order to benefit long term financial results.  Management believes it is useful to consider profitability both on a GAAP basis and on this non-GAAP basis in order to discuss and analyze financial condition and results of operations.  Management believes that analysts of its industry also commonly consider these non-GAAP measures in evaluating the Company’s financial statements since there is interest in the company’s recurring income as a source of financial strength for investors. This discussion also includes reference to organic growth of loans and deposits. Organic growth is a non-GAAP financial measure which adjusts total growth to exclude the impact of balances acquired in bank acquisitions and balances related to discontinued operations. Bank acquisitions generally produce significant increases in loans and deposits, and by also considering organic growth, management and investors can assess the changes in loans and deposits that are not the result of purchase accounting and divestiture impacts.

Berkshire Hills Bancorp (“the Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It had $4.1 billion in assets at September 30, 2011 and is the parent of Berkshire Bank — America’s Most Exciting BankSM (“the Bank”).  Berkshire completed the acquisition of Rome Bancorp, Inc. with $0.3 billion in assets on April 1, 2011.  Berkshire acquired Legacy Bancorp, Inc. with $0.9 billion in assets on July 21, 2011.  Including the Legacy operations, Berkshire provides personal and business banking, insurance, and wealth management services through more than 60 full service branch offices in western Massachusetts, northeastern New York, and southern Vermont.  On October 25, 2011, Berkshire entered into a definitive agreement to acquire The Connecticut Bank and Trust Company (“CBT), which has $0.3 billion in assets and operates 8 branches in the Greater Hartford, Connecticut area.  This acquisition is expected to close early in the second quarter of 2012, subject to conditions set forth in the merger agreement.  Berkshire Bank provides 100% deposit insurance protection on all deposit accounts, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.

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

This document also may contain forward-looking statements about the proposed merger of Berkshire and CBT. Certain factors that could cause actual results to differ materially from expected results include delays in completing the merger, difficulties in achieving cost savings from the merger or in achieving such cost savings within the expected time frame, difficulties in integrating Berkshire and CBT, increased competitive pressures, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business in which Berkshire and CBT are engaged, changes in the securities markets and other risks and uncertainties disclosed from time to time in documents that Berkshire files with the Securities and Exchange Commission.

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

Allowance for Loan Losses. The allowance for loan losses is the Company’s estimate of probable credit losses that are inherent in the loan portfolio at the financial statement date.  Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  Although management believes that it uses appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. Conditions in the local economy and real estate values could require us the Company to increase provisions for loan losses, which would negatively impact earnings.

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

For additional information regarding critical accounting policies, refer to Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Form 10-K. Aside from the addition of the policy on acquired loans, there have been no significant changes in the Company’s application of critical accounting policies since year-end 2010. Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements of this report for a detailed discussion of new accounting pronouncements.  Please see the note on Significant Accounting Policies in Note 1 to the consolidated financial statements of this report for a discussion of policies that have been refined or added in 2011.

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

PERFORMANCE RATIOS (1)
Return on average assets	0.45%	0.49%	0.36%	0.50%
Return on average common equity	3.31	3.53	2.62	3.49
Net interest margin, fully taxable equivalent	3.74	3.30	3.52	3.26

ASSET QUALITY RATIOS
Net charge-offs (current quarter annualized)/average loans	0.27%	0.40%	0.27%	0.43%
Non-performing assets/total assets	0.58	0.69	0.55	0.69
Allowance for loan losses/total loans	1.07	1.55	1.29	1.55
Allowance for loan losses/non-accruing loans	148	194	148	194

CAPITAL RATIOS
Stockholders' equity to total assets	13.38%	13.68%	13.57%	13.68%

PER COMMON SHARE DATA
Net earnings, diluted	$0.22	$0.25	$0.54	$0.73
Total common book value	25.87	27.28	26.72	27.28
Dividends	0.16	0.16	0.48	0.48
Common stock price:
High	24.14	20.94	24.14	22.84
Low	17.11	17.08	17.11	16.20
Close	18.47	18.96	18.47	18.96

FINANCIAL DATA: (In millions)
Total assets	$4,087	$2,798	$4,087	$2,798
Total loans	3,003	2,054	3,003	2,054
Allowance for loan losses	32	32	32	32
Other earning assets	603	428	603	428
Total intangible assets	233	174	233	174
Total deposits	3,249	2,069	3,249	2,069
Total borrowings and debentures	237	309	237	309
Total common stockholders' equity	547	383	547	383

FOR THE PERIOD: (In thousands)
Net interest income	$31,551	$19,684	$75,898	$56,852
Provision for loan losses	2,200	2,000	5,300	6,526
Non-interest income	10,766	6,915	27,070	23,376
Non-interest expense	35,320	20,094	87,132	60,314
Net income	4,392	3,424	9,104	10,168

(1) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(2) The above schedule includes balances associated with discontinued operations.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ In millions)	2011		2010		2011		2010
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,005	4.82%	$634	5.17%	$819	4.95%	$628	5.25%
Commercial mortgages	1,141	5.44	891	4.74	1,015	4.95	875	4.88
Commercial business loans	383	4.78	213	5.86	333	4.78	188	5.24
Consumer loans	377	4.17	297	3.83	323	3.92	304	3.93
Total loans	2,905	4.97	2,035	4.86	2,490	4.79	1,995	4.89
Securities	474	3.53	403	4.19	428	3.87	407	4.11
Fed funds sold & short-term investments	34	0.03	14	0.15	17	0.11	11	0.15
Total earning assets	3,414	4.72	2,452	4.72	2,935	4.63	2,413	4.74
Other assets	456		316		385		309
Total assets	$3,870		$2,768		$3,320		$2,722

Liabilities and stockholders' equity
Deposits:
NOW	$257	0.49%	$195	0.32%	$234	0.38%	$196	0.35%
Money market	853	0.66	612	0.87	792	0.70	585	0.96
Savings	476	0.18	220	0.22	343	0.25	221	0.27
Time	1,030	1.67	749	2.59	859	1.95	752	2.66
Total interest-bearing deposits	2,616	0.95	1,776	1.45	2,228	1.08	1,753	1.53
Borrowings and debentures	253	3.34	288	3.12	251	3.35	279	3.28
Total interest-bearing liabilities	2,869	1.16	2,065	1.69	2,479	1.31	2,032	1.77
Non-interest-bearing demand deposits	432		281		353		275
Other liabilities	38		34		30		28
Total liabilities	3,339		2,380		2,862		2,334

Total stockholders' equity	531		388		458		388
Total liabilities and stockholders' equity	$3,870		$2,768		$3,320		$2,722

Net interest spread		3.56%		3.03%		3.32%		2.97%
Net interest margin		3.74		3.30		3.52		3.26
Cost of funds		1.01		1.48		1.15		1.56
Cost of deposits		0.82		1.26		0.93		1.32

Supplementary data
Total deposits (In millions)	$3,048		$2,057		$2,582		$2,028
Fully taxable equivalent income adj. (In thousands)	$673		$709		$2,027		$2,048

 (1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) The average balance for securities available for sale is based on amortized cost.
(3) The above schedule includes balances associated with discontinued operations.

SUMMARY

Berkshire’s third quarter 2011 net income was $4.4 million ($0.22 per share).  On July 21, 2011, Berkshire acquired Legacy and third quarter results included 72 days of Legacy operations, along with the impact of shares issued in this merger.  Third quarter results also included $7.1 million in net non-recurring income and expense primarily related to the Legacy merger.  Before these non-recurring items (and the related $2.9 million tax expense adjustment), Berkshire’s adjusted net income was $8.6 million ($0.43 per share), which was a 72% increase over net income of $0.25 per share in the third quarter of 2010.  About half of this growth is estimated to result from positive operating leverage related to organic revenue growth and disciplined expense management.  About half of the growth is estimated to be related to the accretive benefit of the Rome and Legacy mergers.  Outstanding shares at September 30, 2011 totaled 21.1 million, increasing from 14.1 million at year-end 2010 due to the issuance of common shares as consideration for the Rome and Legacy acquisitions.

Berkshire is retaining targeted business volumes with the acquired franchises.  The Company is within its targets for non-recurring expenses related to these initiatives.   In October, Berkshire entered an agreement to acquire CBT - The Connecticut Bank and Trust Company, which provides entry into an important contiguous market, as well as opportunity for continued recurring earnings growth.  Along with Berkshire’s focus on merger integration, the Company continues to post organic growth in targeted business lines and continues to see strong growth in its de novo New York operations, with ongoing net interest margin expansion.  Reflecting its success with these multiple business initiatives and its positive outlook, after quarter-end, Berkshire announced that it is increasing its quarterly cash dividend by 6% to $0.17 per share from $0.16.

Berkshire is focused on balancing growth with careful attention to its overall operations and infrastructure improvement.  On October 21, 2011, the Company completed the divestiture of four Legacy Berkshire County branches in accordance with its merger agreement.  Additionally, in October, Berkshire entered into a new agreement to divest four Legacy New York branches, which is expected to  enhance the Company’s future profitability.  Berkshire recently announced an agreement to convert to a new core banking system, which is expected to expand its products and services, improve its efficiency, and enhance its scalability for future merger integrations.  Asset performance remains favorable and Berkshire is ahead of its plans for resolving acquired Rome and Legacy problem assets.  Berkshire remains well capitalized and the Company is replenishing the dilution to tangible book value per share through current period earnings.

DISCONTINUED OPERATIONS

In order to minimize potential anti-competitive effects of the Legacy acquisition, Berkshire agreed to sell four Legacy Berkshire branches in conjunction with the Legacy merger agreement.  These branches are designated as discontinued operations in Berkshire’s consolidated financial statements.  At quarter-end, they had deposits totaling $152 million and were under contract for sale.  Berkshire continued to operate these branches until the divestiture was completed on October 21, 2011.  Subject to final settlement which will be recorded in the fourth quarter, Berkshire will receive a 6% deposit premium on these branches and will pay a related divestiture dividend to former Legacy shareholders for a portion of these proceeds pursuant to the Legacy merger agreement.

Additionally, Berkshire made a separate determination to sell four former Legacy New York branches that were not within its financial performance objectives.  These branches are also designated as discontinued operations in Berkshire’s financial statements, and the related deposits totaled $58 million at quarter-end.  Berkshire has entered into an agreement to divest these branches for a 2.5% deposit premium, and plans to complete the divestiture in the first quarter of 2012.

These eight branches collectively constituted discontinued operations as of September 30, 2011 and were being operated by Berkshire pending completion of their sale.  Net income related to these branches has been classified separately in the statement of income.  These eight branches operated with a total net loss of $5 thousand in the third quarter, and the divestiture of these operations (including certain loans and fixed assets) is not expected to have a significant effect on ongoing recurring earnings.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

Summary: Total assets increased to $4.1 billion from $2.9 billion, primarily due to the addition of $0.3 billion in Rome assets and $0.9 billion in Legacy assets.  Asset quality, liquidity, and capital metrics remained favorable.  Total equity increased by $158 million during the nine months, including $55 million in equity consideration issued for Rome and $102 million issued for Legacy consideration.  Including discontinued operations, total intangible assets increased by $60 million primarily due to merger related goodwill and core deposit intangibles.  In total, deposit growth was in balance with loan growth and the ratio of loans/deposits remained stable at 97%.  Along with the increase in equity, there was an increase in short and long term investments and a decrease in borrowings.

Securities:  Total investment securities increased by $103 million to $508 million for the year-to-date including $53 million added from Legacy.  Most of this increase was in government guaranteed and government-sponsored mortgage backed securities purchased and acquired with Legacy.  The net unrealized gain on securities was 1.4% of the total securities balance at September 30, 2011, which was little changed from 1.3% from the beginning of the year.  The annualized securities yield declined to 3.53% in the most recent quarter from 4.19% in the prior year third quarter due to the impact of the lower interest rate environment.  Similarly, the nine month yield declined to 3.87% in 2011 from 4.11% in 2010.  Berkshire recorded $2.1 million in non-recurring income for 2011 year-to-date primarily due to merger related appreciation of the price of its holdings of Rome and Legacy shares which had been acquired as part of Berkshire’s ongoing equity securities investment strategy, which is focused on shares of financial institutions in New York and New England.  There were no material credit rating downgrades of securities in the portfolio for the year-to-date.  The Company has one investment in a pooled trust preferred security with a $2.6 million book value and a $0.5 million fair value at period-end.  This security was performing and the impairment was viewed as temporary; this security is described more fully in the notes to the consolidated financial statements.  Gross unrealized losses on the $18 million equity security portfolio increased to 8% of cost at period-end due to lower market prices for bank equity securities in the third quarter.

Loans.  Total loans increased by $812 million (38%) to $2.95 billion as of September 30, 2011.  This included $258 million in acquired Rome loans and $566 million in acquired Legacy loans and excluded $48 million in loans related to discontinued operations.  Excluding the $776 million net total of these items, total organic nine month loan growth was $36 million (2% annualized). This included continued growth of the asset based lending portfolio, which increased by $53 million to $151 million at period-end.  Berkshire continues to take commercial market share from national competitors as a result of the capabilities and responsiveness of the commercial banking teams that it has recruited in recent years.  Berkshire is adhering to strong underwriting and pricing disciplines as it captures larger market share with high grade loan originations.  While loan demand moderated in the third quarter due to softening economic conditions, Berkshire is actively pursuing its targeted strategy for commercial loan growth.  As a result of organic and merger activity, the residential mortgage portfolio increased to 35% of total loans from 30%.

Loans acquired as a result of the bank mergers were generally in-market conforming loans, and included $279 million in commercial loans, $374 million in residential mortgages, and $123 million in consumer loans.  The acquired loans were recorded at estimated net fair value.  Rome’s commercial loans are primarily small business loans to area borrowers.  Legacy’s commercial loans are primarily to entities in and around its footprint, and also included approximately $79 million in fair value of national commercial real estate loan balances under a longstanding program targeted to provide portfolio diversity.  This portfolio includes about $30 million in loans within Berkshire’s overall lending footprint, and approximately $49 million in other regions, generally in the eastern U.S.  This portfolio is performing with minimal delinquencies.

Based on its review under its policy for accounting for acquired loans, non-performing acquired loans were designated as performing on Berkshire’s books on the acquisition date.  Berkshire conducted thorough pre-merger due diligence on these acquired portfolios.  One Rome commercial relationship totaling about $2.8 million became nonperforming after acquisition.  Third quarter 2011 net interest income included credits related to early payouts of certain discounted acquired balances.

Yields have generally been declining sequentially for most loan categories during the last year due to the impact of run-off and of the ongoing low interest rate environment on originations.  Berkshire continues to favor an asset sensitive interest rate risk profile, and seeks to minimize the retention of long term fixed rate loans.  A portion of fixed rate residential mortgage originations is sold in the secondary market, and interest rate swaps are used to provide fixed rate protection where it is sought by large commercial borrowers.  The total amount of swapped commercial loans increased to $159 million from $137 million in 2011 for the year-to-date.  Loan yields increased in the last two quarters as a result of the higher rates associated with the Rome small business loan portfolio and rates associated with some of the Legacy commercial real estate portfolio.  As a result, the yield on average loans strengthened to 4.97% in the third quarter of 2011 and exceeded the 4.86% loan yield in the third quarter of 2010.  This strengthening of the loan yield offset the lower securities yields discussed above, producing a 4.72% yield on earning assets, which was unchanged from the third quarter of 2010.

Asset performance metrics remained favorable at September 30, 2011.  The annualized rate of net loan charge-offs was 0.27% of average loans for the third quarter and first nine months of 2011, compared to 0.40% and 0.43% for the same periods of 2010, respectively.  Non-performing assets increased by $7 million to $24 million for the first nine months of the year, due to changes in a few loan situations.  Non-performing assets were 0.58% of total assets at period-end, compared to 0.59% at the start of the year.  Accruing delinquent loans increased to 1.02% of total loans at period-end from 0.31% at the start of the year.  This increase included delinquent balances in acquired portfolios, along with an increase in real estate related delinquencies in Berkshire’s historical portfolio.  This change resulted primarily from a small number of loan situations which were being actively managed.  The specific reserve for impaired historical loans remained unchanged at about $2.5 million during the period and Berkshire is ahead of its original plan for resolving acquired problem loans.  The total of classified historical commercial loans (substandard and doubtful) increased by $3 million (4%) over the nine month period.

Loan Loss Allowance.  Based on current accounting standards, there was no loan loss allowance established for acquired loans as of the acquisition date.  Estimated losses inherent in the acquired loans were recorded as charges against their fair value on the merger dates.  Berkshire’s loan loss allowance increased by $0.3 million in the most recent quarter to $32.2 million.  Reflecting the addition of the acquired loans, the ratio of the allowance to total loans was 1.07% at quarter-end (including balances related to discontinued operations) and the ratio of the allowance to non-performing loans was 148%.  The ratio of the allowance on historical loans to historical loans decreased slightly to 1.43% from 1.49% during the year-to-date, reflecting the overall improvement in estimated loan losses.  The allowance includes specific reserves for impaired loans, which were discussed above.  Additionally, the allowance includes a general allowance for pools of loans.  The methodology for computing the general allowance was enhanced in 2011.  This methodology includes a historical loss component and an environmental factors component.  The historical loss component is based on the attribution of loss factors based on Moody’s historical corporate default and recovery rates.  The environmental factors component assesses loss potential as it may be affected by economic business conditions, lending policies and procedures, portfolio characteristics, management and staff changes, problem loan trends, and credit concentration trends.  The historical loss and environmental factors components are assessed for fifteen homogeneous pools in the loan portfolio.

Deposits and Borrowings. Total deposits increased by $834 million (38%) to $3.04 billion as of September 30, 2011.  This included $229 million in acquired Rome balances and $661 million in acquired Legacy balances and excluded $210 million  in deposits related to discontinued operations.  Excluding the $680 million net total of these items, total organic nine month deposit growth was $154 million (9% annualized).  This organic growth benefited particularly from demand deposit growth and money market deposit growth.  Berkshire promotes these account types, which provide more relationship cross-sale opportunities.  Growth benefited from higher commercial business balances and ongoing growth in Berkshire’s de novo New York Capital region, including a new branch opened this year in Latham.    In addition to the organic growth of historical deposit balances, targeted acquired deposit balances from Rome and Legacy have been retained.  The favorable growth in lower cost transaction balances contributed to the improvement in the cost of deposits to 0.82% in the most recent quarter.  For the first nine months of the year, the cost of deposits decreased to 0.93% from 1.32%, reflecting Berkshire’s pricing disciplines in the current low interest rate environment, along with the impacts of the acquired deposit balances.  The acquired Rome and Legacy deposits (excluding discontinued operations) included $136 million in transaction balances, $65 million in money market balances, $226 million in savings balances, $253 million in time account balances.    As a result of acquired balances and organic activity, money market balances decreased by 3% of total balances and savings balances increased by 4% of the total.

Total borrowings decreased by $23 million.  The year-to-date average cost of borrowings increased to 3.35% in 2011, compared to 3.28% in the prior year.  Borrowings included a higher proportion of lower rate overnight advances in 2010.  These advances totaled $47 million at the start of 2011 and were eliminated during the year.  Acquired borrowings were marked to market and restructured, resulting in a $24 million net increase in long term FHLBB advances.   During the most recent quarter, Berkshire entered into an additional $40 million of forward starting cash flow interest rate swaps, bringing the total to $80 million and increasing the average maturity of forward starting swaps to 3.8 years.  These swaps provide protection against future potential increases in LIBOR based long term FHLBB advances.

Stockholders’ Equity.  Total stockholders’ equity increased by $158 million including $157 million in common stock related merger consideration.  Net income of $9.1 million funded cash stock dividends totaling $8.3 million.  Berkshire issued 7.0 million new common shares as merger consideration, bringing total outstanding shares to 21.1 million at September 30, 2011.  The ratio of tangible equity/assets was 8.1% at September 30, 2011, compared to 8.0% at the beginning of the year, reflecting the accretive benefit of the acquisitions.  The ratio of equity/assets decreased slightly to 13.4% from 13.5% during this period.  Management and investors commonly consider both of these measures in evaluating the Company’s equity capital.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Summary:  Berkshire’s results in 2011 included Rome operations acquired on April 1, 2011 and Legacy operations acquired on July 21, 2011.  As a result, most categories of revenue and expense increased due to these acquisitions.   Earnings per share were affected by the issuance of 7.0 million additional Berkshire common shares related to these acquisitions.  All references to revenue and expense in this discussion exclude discontinued operations of Legacy branches, which contributed a $5 thousand net loss in the third quarter which was viewed as immaterial to overall results.

Berkshire’s third quarter 2011 net income was $4.4 million ($0.22 per share).  Third quarter results included $7.1 million in net non-recurring expenses related to the acquisitions of Rome and Legacy and a core systems conversion.  Before these non-recurring items (and net of the related $2.9 million tax expense adjustment) Berkshire’s adjusted net income was $8.6 million ($0.43 per share).  Net income was $3.5 million ($0.25 per share) in the third quarter of 2010.

Berkshire’s net income for the first nine months of 2011 was $9.1 million ($0.54 per share), including $14.1 million in net non-recurring expense.  Excluding this expense (and including the $4.6 million related tax adjustment), Berkshire’s recurring net income was $18.6 million $1.10 per share) in the first nine months of 2011.  In comparison, net income for the first nine months of 2010 was $10.2 million ($0.74 per share).

Net non-recurring expense (after-tax) has totaled $9.5 million for the year-to-date, including the core systems conversion charge.  This expense is well within the $18 million original after-tax estimate by Berkshire for the non-recurring charges related to the bank acquisitions.  Most non-recurring expenses were directly related to the mergers of Rome and Legacy and are not ongoing operating expenses of Berkshire.  Transaction expenses consisted primarily of severance and benefit related costs related to the change in control of the acquired entities.  Transaction expenses also included professional fees and contract termination costs.   In some cases, transaction related expenses were recorded by the acquired entities before the effective time of the merger, including expenses reported in previous periods.  Berkshire chose to acquire these banks and incur these non-recurring expenses in order to benefit income from recurring operations.  Accordingly, this discussion includes reference to recurring income and expense in analyzing 2011 results.  Recurring income and expense are not GAAP measures and are not intended to substitute for GAAP income and expense measures.

About half of the growth in recurring earnings per share is estimated to be the benefit of positive operating leverage resulting from revenue growth and disciplined expense management.  About half of the growth is estimated to be the accretive benefit of the Rome and Legacy acquisitions, which has exceeded Berkshire’s expectations.  During the most recent quarter, GAAP return on assets measured 0.45%, net of the aforementioned non-recurring items (after-tax).  The recurring return on assets improved to 0.89% in the most recent quarter.  Recurring return on assets is based on recurring net income, which was previously described, rather than on GAAP net income.  It is a non-GAAP financial measure intended to analyze the trends in the Company’s ongoing operations.  Berkshire believes that its 2011 results show good progress towards its long term objectives to improve profitability and to achieve double digit long run returns on its investments.

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

Revenue. Third quarter total net revenue increased by 59% to $42 million in 2011 compared to 2010, including the benefit of the bank acquisitions.  Annualized net revenue per share increased by 10% to $8.30 from $7.56.

For the first nine months of the year, total net revenue increased by $23 million (29%).  Most of this growth was related to the $19 million increase in net interest income in 2011 compared to 2010.

Net Interest Income. Net interest income has grown sequentially for more than eight quarters. Third quarter net interest income increased by $11.4 million (58%) and the year-to-date increase was $18.5 million (33%) in 2011 compared to 2010. The combined net interest income reported by Rome and Legacy in their last operating quarter totaled $9.2 million, and their operations now contribute to the growth over 2010. In addition to the merger benefits, higher net interest income in 2011 was related to organic growth in loans and deposits, as well as an improved net interest margin related primarily to lower funding costs. During 2011, the 0.10% yield compression on loans reflects the impact of run-off of higher rate loans, along with a shift in the portfolio mix. As previously noted, this impact has been mitigated in the most recent quarter by the benefit of wider margin loans acquired in the bank mergers. Year-to-date asset yield compression has been more than offset by the reduction in the cost of funds, which has primarily resulted from lower deposit costs. Including the benefit of Berkshire’s loan and deposit pricing disciplines, the net interest margin improved to 3.74% in the most recent quarter, compared to 3.30% in the third quarter of 2010. For the first nine months of the year, the margin improved to 3.52% from 3.26%. The overall growth in net interest income also reflects the 39% increase in average earning assets in the third quarter and 22% increase for the year-to-date in 2011 compared to 2010. Berkshire maintains an asset sensitive profile so that any future rate increases from the current low rate environment are targeted to benefit net interest income.

Non-Interest Income.  Non-interest income increased by $4.1 million (63%) and $4.7 million (21%) in the third quarter and first nine months of 2011 compared to 2010.  Excluding non-recurring income of $2.0 million and $2.1 million, these increases were $2.1 million (33%) and $2.6 million (11%) respectively.  As previously noted, the non-recurring income primarily related to gains recognized at the merger date on existing Legacy shares that had been owned as part of the equity securities investment portfolio.  The combined recurring non-interest income reported by Rome and Legacy in their last operating quarter prior to acquisition totaled about $2.6 million, and their operations now contribute to Berkshire’s growth.  Deposit fee income measured 0.51% (annualized) of average deposits in the most recent quarter compared to 0.53% in the third quarter of 2010, as Berkshire has mostly mitigated the revenue impact of regulatory changes on deposit fee income.  Insurance and wealth management income have benefited from organic growth in 2011, and the addition of Legacy’s wealth management business.  Third quarter insurance commission income increased 5% year-to-year, including the benefit of commercial account growth.  Nine month insurance fee revenue included the impact of a $0.4 million year-to-year reduction in insurance contingency income as a result of lower payouts from major carriers due to industry conditions.

Beginning in the second quarter, as noted in the consolidated financial statements, Berkshire corrected its accounting related to investment tax credit limited partnership interests.  Income and expense for prior periods have been revised for this immaterial change in accounting.  Fee income totaled 25% of total revenue in the first nine months of 2011.  Berkshire’s goal is to increase this ratio over time in order to diversify its revenues and to obtain the benefit of cross sales and increased wallet share of financial services in its market area.  In the near term, this ratio has declined due to the lower proportionate fee based revenues of the acquired bank operations.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the loan loss allowance increased by 1% to $32.2 million in the first nine months of 2011 and was included in the earlier discussion of financial condition.  The first nine months loan loss provision decreased by $1.2 million, reflecting improvement in asset quality as demonstrated in asset performance and net loan charge-off ratios.

Non-Interest Expense and Income Tax Expense.  Non-interest expense increased by $14.6 million and $26.2 million for the third quarter and first nine months of 2011 compared to 2010.  As noted previously, most of the non-recurring expenses were related to the bank acquisitions and were within Berkshire’s plan.  These expenses also included a $2 million charge related to a core systems conversion which is scheduled for next year and which is expected to provide benefits related to efficiencies, product depth, customer service, and scalability.  Excluding non-recurring expenses of $9.1 million and $16.2 million, the increases in recurring expenses were $5.5 million (27%) and $10.0 million (17%), respectively.  The combined recurring non-interest expense reported by Rome and Legacy in their last operating quarter totaled about $9.9 million.  Despite the addition of acquired bank operations, the $5.5 million year-to-year increase in non-recurring expenses demonstrates the significant cost savings that Berkshire has achieved.  The Company is progressing well with its plan to reduce Rome operating expenses by 35% and Legacy operating expenses by 42%.  Full-time equivalent employees totaled 794 at September 30, 2011, an increase of 195 compared to 599 at year-end 2010.  Full-time equivalent employees of Rome and Legacy totaled 270 at year-end 2010.  Berkshire’s staff count and expenses include the costs from Berkshire’s ongoing de novo branch expansion, along with other expenses related to infrastructure investment.

At the beginning of the second quarter, the FDIC implemented new banking industry deposit insurance assessment rates and formulas.  This change reduced FDIC insurance expense, which measured 0.12% of average deposits (annualized) in the most recent quarter, compared to 0.17% in the third quarter of 2010.   The resulting future annualized savings in deposit insurance is expected to exceed $1.5 million.  Expense of other real estate owned increased in 2011 primarily due to write-downs of foreclosed real estate to facilitate the liquidation of these assets.  Amortization of intangible assets increased due primarily to the core deposit intangibles recorded for the bank acquisitions.  The annualized ratio of total recurring non-interest expense to average assets decreased to 2.65% in the most recent quarter from 2.90% in the prior year, reflecting improved efficiency resulting from Berkshire’s disciplined expense management.  The annualized ratio of total non-interest expense to assets increased to 3.59% from 2.90% for these periods due to the merger related expenses in 2011.  The comparison of recurring non-interest expense to average assets is a non-GAAP financial measure intended to provide further information about the efficiency of ongoing operations.

The effective income tax rate was 8% in the most recent quarter and 14% for the first nine months of 2011, compared to 17% in both of these periods in 2010.  The quarterly tax rate has been affected by the timing of the bank acquisitions and non-recurring items.  For the nine months, the lower tax rate primarily reflects lower pre-tax income as a result of the non-recurring charges.  The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments and the benefit of investment tax credits.  These savings were partially offset by state income taxes.  The tax rate includes the impact of investment tax credits as previously discussed in the non-interest income section above.

Results of Segment and Parent Operations. The Company has designated two operating segments for financial statement disclosure: banking and insurance. Additional information about the Company’s accounting for segment operations is contained in the notes to the financial statements.  Third quarter results for the bank and the parent included reclassifications of prior period amounts.  For the parent, year-to-date net income decreased year-to-year primarily due to the impact of the non-recurring expenses.  Consolidated net income declined as a result of the parent operations.  Insurance segment results reflect the revenue factors discussed previously for non-interest income, with a reduction in revenue due to lower contingency fee income.  Expenses were lower as a result of a reorganization early in 2010, and as a result, net income increased year-to-year in both the third quarter and for the year-to-date.

Comprehensive Income. Comprehensive income is a component of total stockholders’ equity on the balance sheet. It includes changes in accumulated other comprehensive income (loss), which consist of changes (after tax) in the unrealized market gains and losses on securities available for sale and the net gain (loss) on derivative instruments used as cash flow hedges, including a terminated hedge.  For the first nine months of 2011, the Company recorded comprehensive income of $10.0 million, including net income of $9.1 million and $0.9 million in other comprehensive income due to improvement in the fair values of investment securities and interest rate swaps that are designated as cash flow hedges.  For the same period of 2010, total comprehensive income was $3.9 million, including net income of $10.2 million and a $6.2 million increase in accumulated other comprehensive loss due primarily to a decrease in the fair value of interest rate swaps as a result of lower interest rates.

Liquidity and Cash Flows.   Due to the bank acquisitions, cash flow aggregates were unusual in the last two quarters.  As previously noted, excluding discontinued operations, the loan/deposit ratio was unchanged at September 30, 2011 compared to the start of the year.  Generally, Berkshire seeks to fund loan growth through deposit growth.  The combination of the acquisitions and organic growth maintained the loan/deposit balance for 2011 year-to-date.  Overall liquidity improved, with increases in short and long term investments and reductions in borrowings.  Deposit growth is expected to continue to be the primary source of funds for the remainder of the year, and net loan growth is expected to be the primary use of funds.  Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes.  The Company also uses interest rate swaps in managing its funds sources and uses.

At the most recent quarter-end. the Company had in excess of $600 million in borrowing availability with the Federal Home Loan Bank.

Berkshire Hills Bancorp had a cash balance totaling $22 million at September 30, 2011, and this cash was expected to fund all routine uses of cash for dividends, debt service, and operating costs.  The primary long run routine sources of funds for the holding company are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  As a result of the loss recorded in 2009, Berkshire Bank is not currently eligible to pay dividends to its parent under Massachusetts state banking statutes. The Company expects that, as a result of current and anticipated retained earnings, the Bank will again become eligible to pay dividends according to these statutes beginning in the fourth quarter of 2011.  As noted above, the Parent expects to meet all of its routine cash needs prior to that time from existing cash balances on hand, including anticipated shareowner cash dividends.  Based on its current operations and future prospects, the Company increased its quarterly cash dividend by 6% to $0.17 per share beginning in the fourth quarter of 2011.  Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2010 Form 10-K in Item 7.

The Company acquired Rome Bancorp for cash and stock consideration on April 1, 2011 as described in the notes to the consolidated financial statements.  The cash portion of the consideration was funded by cash held at Rome Bancorp which was up-streamed in the first quarter as a capital distribution from The Rome Savings Bank which was funded through the liquidation of short and long term investments during the quarter.  The Company completed the acquisition of Legacy Bancorp on July 21, 2011 for cash and stock consideration.  Legacy Banks provided a $10 million capital distribution to Legacy Bancorp in July, 2011 from liquid funds in the bank.  This cash was used to fund the $10 million cash consideration issued in the Legacy merger.  Legacy Bancorp had additional liquidity which was available for Legacy Bancorp merger related expenses and to supplement cash balances at Berkshire Hills Bancorp.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity. At September 30, 2011, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2010 Form 10-K.

As discussed in the 2010 Form 10-K, there are financial system reforms which became federal law in July 2010 and which constitute the most significant regulatory and systemic reform since the 1930s.  It cannot be determined at this time what the full impacts of the reforms will be.  Some of the reforms are intended to increase required capital levels in the banking system.  The Company does not currently anticipate material impacts to its operations from these system reform processes, which are to a large extent ongoing and dependent on regulatory policies that have not been fully developed.

The Company issued common stock as 70% consideration for the shares of Rome Bancorp on April 1, 2011 and the Company issued common stock as 90% of the consideration for the shares of Legacy Bancorp in the merger on July 21, 2011.  The Company also issued new stock options to replace designated Legacy stock options, as part of the purchase consideration for that merger.  At the stockholder meeting in June, 2011, stockholders approved the Legacy merger and also approved an increase in the total authorized common shares from 26 million to 50 million shares.  This increase became effective in the most recent quarter.  Subsequent to the end of the third quarter, the Company entered into a definitive agreement to acquire CBT - The Connecticut Bank and Trust Company, which includes stock consideration as 70% of the overall purchase consideration.  This acquisition is expected to close early in the second quarter of 2012.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2010 Form 10-K. Information relating to payments due under contractual obligations is presented in the 2010 Form 10-K.  With the acquisitions of Rome and Legacy, Berkshire became obligated for various operating contractual liabilities of the acquired institutions, as well as compensation obligations related to the change in control, a Legacy deposit divestiture dividend, and obligations related to the early termination of certain vendor contracts.  As noted above, after the most recent quarter-end, Berkshire entered into a definitive agreement to acquire CBT, which conditionally obligates Berkshire for the payment of merger consideration, for other contract performance liabilities, and for the types of post-merger operating liabilities noted above.  Additionally, Berkshire is in the process of settling the divestiture of four Legacy Berkshire County branch offices to another financial institution, and has a pending contract to divest four Legacy New York branches, which will require cash consideration and other monetary and performance obligations for the settlement of that divestiture.

Fair Value Measurements.  The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements.  Assets and liabilities acquired in bank mergers were recorded at fair value as of the acquisition date and there were no significant changes in these values subsequent to acquisition.  The fair values of assets and liabilities related to discontinued operations were recorded at the lower of cost or fair value.  There was significant improvement in the fair value of Berkshire financial instruments during first nine months of 2011.  The loan portfolio had an estimated $58 million (2.8%) fair value discount at year-end 2010, reflecting market conditions for loans with higher than normal risk.  During the first nine months of 2011, the market conditions for loans with normal risk improved significantly, including reflecting the lower interest rates prevailing at period-end.  As a result, the loan portfolio has an estimated fair value approximately equal to carrying value at the period-end. This change represented a significant improvement in the economic value of the Company’s equity as depicted by these measures.  The excess fair value of time deposits and borrowings over book value reflects the impact of lower interest rates. There was a slight increase in the excess of fair value over book value at the period-end, reflecting the decrease in market interest rates during the period and indications from the Federal Reserve Bank that short term rates would be held near present levels for  an extended period. The excess of carrying value over fair value of the trust preferred obligation reflects wider market interest spreads since the time ot its origination.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk or in the Company’s net market risk position during the first nine months of 2011.  The addition of Rome and Legacy increased interest bearing assets and liabilities, but did not materially change modeled interest rate sensitivity of net interest income.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2010.

As discussed in Item 2, Berkshire has a targeted position to maintain a moderately asset sensitive interest rate profile.  Federal interventions to avoid a financial crisis unexpectedly drove short-term interest rates to near zero where they have remained since the fourth quarter of 2008.  Berkshire maintains a discipline to avoid undue risks to net interest income and to the economic value of equity which would result from taking on excessive fixed rate assets in the current environment.

Management believes that net interest income might increase by more than the modeled amount in the possible situation of rising interest rates.    Management might decide to retain more, longer duration assets, after interest rates increase, and this would contribute additional income in the case of a parallel shift in the yield curve.  Also, the Company has experienced certain market floors on deposit pricing in the current near zero short-term interest rate environment.  In the case of rising rates, deposits might not increase in rate as quickly as they are modeled since they are presently above other comparable market rates in some cases.  Additionally, in some scenarios, the Company’s fee income might also increase as a result of improved economic and market conditions that might be related to higher market interest rates.

Rome’s interest rate risk analysis as set forth in its 2010 Annual Report on Form 10-K demonstrated a modestly asset sensitive profile at year-end 2010.  Based on Berkshire’s review of Rome’s balance sheet and balance sheet changes subsequent to the merger, Berkshire models that the interest rate risk of Rome’s operations was modestly liability sensitive.  Legacy’s analysis at the same date demonstrated modest liability sensitivity.  After  integrating these two banks and restructuring the borrowings and securities, Berkshire estimates that there has been no material change to its measures of its asset sensitivity at September 30, 2011, compared to the prior year-end.  This is consistent with its earlier estimates and includes the impact of $40 million in new forward starting interest rate swaps in the most recent quarter, which have the effect of limiting the impact of potential future higher interest rates on funding costs.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. The Company evaluated changes in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the last fiscal quarter.  This included the acquisitions of Rome Bancorp and Legacy Bancorp, which did not have control certifications from their prior managements for the quarters ending prior to the merger dates..  Additionally, the Company evaluated changes in its financial reporting as a result of the resignation of its Controller in July, and the utilization of temporary accounting resources on an interim basis for the current financial reporting.  The Company determined that these changes were not changes that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

At September 30, 2011, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

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

On July 18, 2011, the New York trial court gave final approval of the parties’ proposed settlement of the Rome shareholder litigation.  The court’s order and final judgment approving the settlement dismissed with prejudice all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law). As a result of the settlement, the Rome shareholder litigation had no material adverse effect on the financial condition or operations of the Company.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, and the Economic and Financial Conditions Risk Factor discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Additionally, the Company has reported risk factors in the Proxy Statement/Prospectus forms filed with the SEC related to the Rome and Legacy acquisitions, including risks related to merger integration and expected cost savings.  While the mergers have been completed, including the Legacy merger on July 21, 2011, the Company continues to recognize the risks related to integration and management of the acquired operations which were previously identified in the subject SEC filings.    Also, in October, Berkshire entered into a definitive agreement to acquire The Connecticut Bank and Trust Company. The risks related to this acquisition are similar to the risks related to Rome and Legacy which were discussed in the year-end report on Form 10-K and in subsequent SEC filings.

Economic and Financial Conditions Risk Factor.

In addition to the risks discussed above, the national and global financial systems and economic outlook demonstrate the potential for further risks.  Such factors include the potential downgrade of U.S. Treasury obligations, uncertainties related to U.S. federal budgetary and fiscal management (and related impacts on states and municipalities), financial system stresses in Europe, and adverse trends in U.S. employment and economic growth.  A deterioration of business and economic conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.  On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s 2010 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended September 30, 2011.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2011.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2011 (1)	1,618	$22.52	-	97,993
Aug 1-31, 2011	-	-	-	97,993
Sept 1-30, 2011	-	-	-	97,993
Total	1,618	$22.52	-	97,993

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of December 21, 2010, by and between Berkshire Hills Bancorp, Inc. and Legacy Bancorp, Inc. (1)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
3.2	Bylaws of Berkshire Hills Bancorp, Inc.(3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (4)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray(6)
10.4	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (5)
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Linda A. Johnston (6)
10.6	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (7)
10.7	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (8)
10.8	Form of Berkshire Bank Employee Severance Compensation Plan (3)
10.9	Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (9)

10.10	Settlement Agreement by and among Berkshire Hills Bancorp, Inc., Legacy Bancorp, Inc., Legacy Banks and Patrick J. Sullivan, dated as of December 21, 2010 (9)
10.11	Severance Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (9)
10.12	Amended and Restated Settlement Agreement by and among Berkshire Hills Bancorp, Inc., Legacy Bancorp,, Inc., Legacy Banks and J. Williar Dunlaevy, dated as of April 6, 2011 (9)
10.13	Non-Competition and Consulting Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and J. Williar Dunlaevy, dated as of April 6, 2011 (9)
10.14	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (10)
10.15	Form of Split Dollar Agreement entered into with Michael P. Daly, Kevin P. Riley, Sean A. Gray, Richard M. Marotta and Linda A. Johnston (11)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business - Subsidiary Activities” of the Form 10-K for the Year Ended December 31, 2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (12)

(1)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 22, 2010.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(5)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(6)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(7)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(8)       Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(9)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-4 as filed on April 20, 2011, Registration No. 333-173404.
(10)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.
(11)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(12)
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

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2011	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: November 9, 2011	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial
Officer