Form 10-K
period 2011-12-31
BERKSHIRE HILLS BANCORP INC
filed 2012-03-15
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $365 million, based upon the closing price of $22.39 as quoted on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 7, 2012 was 21,193,105.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the definitive Proxy Statement/Prospectus filed by Berkshire Hills Bancorp with the SEC on February 27, 2012 for the acquisition of The Connecticut Bank and Trust Company (“CBT”). This document contains forward-looking statements about the proposed merger of Berkshire Hills Bancorp and CBT. Certain factors that could cause actual results to differ materially from expected results include delays in completing the merger, difficulties in achieving cost savings from the merger or in achieving such cost savings within the expected time frame, difficulties in integrating Berkshire Hills Bancorp and CBT, increased competitive pressures, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business in which Berkshire Hills Bancorp and CBT are engaged, changes in the securities markets and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

General

Berkshire Hills Bancorp (“Berkshire” or “the Company”) is headquartered in Pittsfield, Massachusetts. Berkshire Hills Bancorp, Inc. is a Delaware corporation and the holding company for the Berkshire Bank (“the Bank”) and Berkshire Insurance Group (“BIG”). Established in 1846, the Bank is one of Massachusetts' oldest and largest independent banks and is the largest banking institution based in Western Massachusetts.

At year-end 2011, the Bank had $4.0 billion in assets and its wealth management division managed under $1.0 billion in assets invested for clients. Additionally, Berkshire Insurance Group’s revenues place it among the largest independent insurance agencies in Western Massachusetts. Berkshire’s common shares are traded on the NASDAQ Global Select Market under the symbol “BHLB”. At year-end 2011, Berkshire's closing stock price was $22.19 and 21.1 million common shares were outstanding. Berkshire is a regional bank and financial services company providing the service capabilities of a larger institution and the local focus and responsiveness as a local partner to its communities. The Company seeks to distinguish itself based on the following attributes:

—	Strong growth from organic, de novo, product and acquisition strategies

—	Solid capital, core funding and risk management culture

—	Experienced executive team focused on earnings, high performance, and stockholder value

—	Distinctive brand and culture as America’s Most Exciting BankSM

—	Diversified integrated financial service revenues

—	Positioned to be regional consolidator in attractive markets

The Company profiles its growing regional franchise as follows:

The Bank operates under the brand America’s Most Exciting BankSM and portrays its brand and culture as follows:

The Bank has 60 full-service banking offices serving communities throughout Western Massachusetts, Northeastern New York and in Southern Vermont. The Bank operates in four regions:

•	The Berkshire County Region, with 19 offices in Berkshire County. Berkshire County is the Company’s traditional market, where it has a leading market share in many of its product lines. With the acquisition of Legacy Bancorp in 2011, Berkshire increased its overall share of this market. Berkshire County is renowned for its combination of nature, culture, and harmony which makes it a leisure and tourism destination and an attractive location for an emerging creative economy. Berkshire County is within commuting range of both Albany, New York and Springfield, Massachusetts and is also part of a mountain recreational area shared with Southern Vermont. Berkshire is an attractive second home and vacation area for New York City and Boston. The Pittsfield metropolitan statistical area (“MSA”) 2010 GDP was $5 billion. At year-end 2011, Berkshire had approximately $1.2 billion in loans and $1.2 billion in deposits in this market.

•	The New York Region, with 21 offices serving the Albany area as well as to the west in Rome, adjacent to Utica as a result of the acquisition of Rome Bancorp in 2011. The Albany area represents a de novo expansion by the Company begun in 2005. Berkshire’s presence in this area expanded with the Legacy Bancorp acquisition in 2011. In 2009, the Company recruited a prominent New York Chairman and an experienced commercial banking team to serve this market. Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment. In 2010 and 2011, Berkshire opened three offices in this area and is opening another two offices in the first half of 2012. The Albany/Schenectady MSA 2010 GDP was $41 billion. At year-end 2011, Berkshire had approximately $0.7 billion in loans and $0.9 billion in deposits in its New York region (excluding discontinued operations).

•	The Springfield Region, in the Pioneer Valley area with 12 offices along the Connecticut River valley in Springfield, Massachusetts, and north and west of Springfield. The Company entered this region through the acquisition of Woronoco Bancorp in June 2005 and also services certain other New England commercial business through this region. The Company opened its new regional headquarters in Springfield, along with a new branch in the fourth quarter of 2009. This region is the metropolitan hub of Western Massachusetts and part of the Hartford/Springfield economic region; centrally located between Boston and New York City at the crossroads of Interstate 91 which traverses the length of New England and Interstate 90 which traverses the width of Massachusetts. This region also has easy access to Bradley International Airport, which is a major airport serving central New England. The Springfield MSA 2010 GDP was $23 billion. At year-end 2011, Berkshire had approximately $0.6 billion in loans and $0.6 billion in deposits in this region.

•	The Vermont Region, with 8 branches serving the Southern Vermont region. The Company entered this region through the acquisition of Factory Point Bancorp in September 2007. The Southern Vermont region is contiguous to Berkshire County and shares similar characteristics, with a more pronounced focus on recreation activities in Vermont’s Green Mountains. Additionally, this region shares commerce with both the Berkshire and Albany markets, and provides the Company with access to selected accounts in Northern Vermont. At year-end 2011, Berkshire had approximately $0.2 billion in loans and $0.4 billion in deposits in this region.

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

In addition to the above regions, Berkshire has expanded into commercial banking operations into Central and Eastern Massachusetts. In 2010, it recruited a leading New England middle market asset based lending team which is located in Woburn, Massachusetts and which serves businesses throughout New England and the New York region. In the fourth quarter of 2011, Berkshire recruited an experienced Central/Eastern Massachusetts commercial banking team which has been located in a new commercial office in Westborough. At year-end 2011, Berkshire had approximately $0.2 billion in loans under the management of these teams.

The Company is pursuing expansion through organic growth, de novo branching, product development, recruitment of banking teams, and through acquisitions. The Bank promotes itself as America’s Most Exciting BankSM. It has set out to change the financial service experience. Its vision is to excel as a high performing market leader with the right people, attitude, and energy providing an engaging and exciting customer and team member experience. This brand and culture statement is expected to drive customer engagement, loyalty, market share and profitability. Similarly, this focus on performance underlies Berkshire’s strong growth, improved efficiency, investment in infrastructure, and solid execution of acquisition due diligence and integration.

The Company offers a wide range of deposit, lending, insurance, and wealth management products to retail, commercial, not-for-profit, and municipal customers in its market areas. The Company’s product offerings also include retail and commercial electronic banking, commercial cash management, and commercial interest rate swaps. The Company’s traditional commercial banking products are offered within its regions and to commercial relationships in Massachusetts, Connecticut, and Rhode Island. The Company stresses a culture of teamwork and performance excellence to produce customer satisfaction to support its strategic growth and profitability. The Company utilizes Six Sigma tools to improve operational effectiveness and efficiency.

The Company has recruited executives with experience in regional bank management and has augmented its management team as it has expanded into a three state diversified regional financial services provider. The Company has invested in its infrastructure in order to position itself for further growth as a regional consolidator with an objective of filling in and expanding its footprint in its New England and New York markets. Its acquisitions of banks, insurance agencies, and wealth management companies have resulted in initial dilution to book value and tangible book value per share for the Company to achieve the scale and momentum to support future beneficial growth. In 2011, with the benefit of this strategy, the Company completed two bank acquisitions which were accretive to earnings per share while overall tangible book value per share also increased during the year.

The Company has continued to seek opportunities to participate in regional consolidation in its markets. In the fourth quarter of 2011, Berkshire announced an agreement to acquire CBT – The Connecticut Bank and Trust Company. Based in Hartford, CBT has approximately $0.3 billion in total assets and serves the Greater Hartford area with eight branches. This acquisition provides Berkshire with a long-targeted expansion into Northern Connecticut and combines with its initiatives in Springfield and Central Massachusetts to build its presence in this larger region, which is the second largest economic area in New England. This is anticipated to further enhance the Company’s positioning as a major regional provider.

Company Website and Availability of Securities and Exchange Commission Filings

The Company’s Internet website is in the Investor Relations section at www.berkshirebank.com. At this site, the Company makes available free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission. Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.

Competition

The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks such as Bank of America, TD Bank, Citizens Bank, Sovereign Bank, and Key Bank which have substantially greater resources and lending limits. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of Internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the fair pricing of loan and deposit products and wealth management and insurance services. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Company does not rely on any individual, group, or entity for a material portion of its deposits. Recent economic and financial events have significantly impacted the competitive environment. The Board of Governors of the Federal Reserve System (“the Federal Reserve”) reduced short-term interest rates to close to zero and numerous financial companies converted to bank charters and began accepting deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). A number of nonbank sources of competition have withdrawn from the market, and national competitors have reduced their commitment to some activities in the region.

Lending Activities

General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies and governmental budgetary matters. Most of the Bank’s loans are made in its market areas and are secured by real estate located in its market areas. Lending activities are therefore affected by activity in these real estate markets. The Bank does not engage in subprime lending activities targeted towards borrowers in high risk categories. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases. The Bank retains most of the loans it originates, although the Bank generally sells its longer-term, fixed-rate, one to four-family residential loans and sometimes buys and sells participations in some commercial loans.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated. Further information about the composition of the loan portfolio is contained in the Loans footnote in the consolidated financial statements.

Item 1 - Table 1 - Loan Portfolio Analysis
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(In millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Residential mortgages	$1,020.4	34%	$645.0	30%	$609.0	31%	$677.2	34%	$657.0	33%

Commercial mortgages	1,156.2	39	925.6	43	851.8	43	805.5	40	704.8	36
Commercial business	410.3	14	286.1	13	186.0	10	178.9	9	203.6	11
Total commercial loans	1,566.5	53	1,211.7	56	1,037.8	53	984.4	49	908.4	47

Consumer	369.6	13	285.5	14	314.8	16	345.5	17	378.6	20
Total loans	$2,956.5	100%	$2,142.2	100%	$1,961.6	100%	$2,007.1	100%	$1,944.0	100%

Allowance for loan losses	(32.4)		(31.9)		(31.8)		(22.9)		(22.1)
Net loans	$2,924.1		$2,110.3		$1,929.8		$1,984.2		$1,921.9

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

The Bank normally sells a portion of its newly originated fixed rate mortgages. It also monitors its interest rate risk position and sometimes may decide to sell existing mortgage loans in the secondary mortgage market. The Bank is approved as a direct seller to Fannie Mae, retaining the servicing rights. The Bank may also sell loans to other secondary market investors, either on a servicing retained or servicing released basis. The Bank is also an approved originator of loans for sale to the Federal Housing Administration (“FHA”), U.S. Department of Veteran Affairs (“VA”), and state housing agency programs.

The Bank offers adjustable rate (“ARM”) mortgages which do not contain interest-only or negative amortization features. After an initial term of six months to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities. ARM loan interest rates may rise as interest rates rise, thereby increasing the potential for default. At year-end 2011, the Bank’s adjustable rate mortgage portfolio totaled $386 million. The Bank also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide fifteen-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.

Commercial Mortgages. The Bank originates commercial mortgages on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities. This portfolio also includes commercial 1-4 family and multifamily properties. Loans may generally be made with amortizations of up to 25 years and with interest rates that adjust periodically (primarily from short-term to five years). Most commercial mortgages are originated with final maturities of ten years or less. The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times. Loans at origination may be made up to 80% of appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history.

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

The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term LIBOR rates and allow the borrower to swap into a longer term fixed rate. The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. The Bank also records fee income on these interest rate swaps based on the terms of the offsetting swaps with the bank counterparties.

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

In the first quarter of 2010, the Bank recruited an experienced asset based lending team with a long track record of serving middle-market companies in New England. This Asset Based Lending Group serves its traditional New England market, as well as the Bank’s market in northeastern New York. This new group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs ranging from $2 to $25 million. Asset based lending involves monitoring loan collateral so that outstanding balances are always properly secured by business assets. This new business line expands the Bank’s business services, diversifies its loan portfolio, and provides important credit services across a wider geography. The Asset Based Lending Group is located in Woburn, Massachusetts in the Greater Boston area where this lending team has been based for many years. The recruitment of this team included the operations personnel and the acquisition of lending systems which are critical to this form of lending. The Company's Chief Risk Officer brings extensive experience in the oversight of asset based lending functions, and has instituted underwriting and review policies appropriate for the integration of this form of lending into the Bank’s overall lending risk management processes.

In the fourth quarter of 2011, the Bank recruited an experienced commercial lending team to serve the commercial middle market in Central/Eastern Massachusetts. This team also has expertise in health care and education financing. Additionally, in the latter part of 2011, the Bank reorganized its small business lending function to expand this important business financing capability in 2012, and will include the retail division in the origination of conforming small business loans in order to provide the best service to community based small businesses.

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

Consumer Loans. The Bank’s consumer loans consist principally of home equity lines of credit, together with second mortgage loans and automobile loans. The Bank’s home equity lines of credit are typically secured by first or second mortgages on borrowers’ residences. Home equity lines have an initial revolving period up to fifteen years, followed by an amortizing term up to twenty years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed-rate second mortgages with terms up to fifteen years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined. The maximum combined loan-to-value is 80%. Home equity line credit risks are similar to those of adjustable-rate first mortgages, although these loans may be more sensitive to losses when interest rates are rising due to increased sensitivity to rate changes. Additionally, there may be possible compression of collateral coverage on second lien home equity lines. The Bank also includes all other consumer loans in this portfolio total, including personal secured and unsecured loans and overdraft protection facilities.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2011. The contractual maturities do not reflect premiums, discounts, deferred costs, and prepayments.

Item 1 - Table 2 - Loan Contractual Maturity -Scheduled Loan Amortizations are not included in the maturities presented.

Contractual Maturity	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Construction mortgage loans:
Residential	$11,062	$30,499	$-	$41,561
Commercial	30,579	93,639	-	124,218
Commercial business loans	226,895	135,923	47,474	410,292
Total	$268,536	$260,061	$47,474	$576,071

For the $308 million of loans above which mature in more than one year, $70 million of these loans are fixed-rate and $238 million are variable rate.

Loan Administration. Lending activities are governed by a loan policy approved by the Board’s Risk Management Committee. Internal staff perform post-closing loan documentation review, quality control, and monitor commercial loan administration. The lending staff assigns a risk rating to all commercial loans. Management primarily relies on internal risk management staff to review the risk ratings of the majority of commercial loan balances.

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Risk Management Committee and Management. The Bank’s loan underwriting is based on a review of certain factors including risk ratings, recourse, loan-to-value ratios and material policy exceptions. The Risk Management Committee has established individual and combined loan limits and lending approval authorities. Management’s Executive Loan Committee is responsible for commercial and residential loan approvals in accordance with these standards and procedures. Generally, Commercial lending management has the authority to approve pass rated secured loans up to $2 million, and in conjunction with the Senior Credit Officer up to $7.5 million (or $5 million in the case of material policy exceptions). The Executive Loan Committee approves secured loans over these amounts (and over $1 million unsecured).

The Bank’s lending activities are conducted by its salaried and commissioned loan personnel. Designated salaried branch staff originate conforming residential mortgages and receive bonuses based on overall performance. Additionally, the Bank employs commissioned residential mortgage originators. Commercial lenders receive salaries and are eligible for bonuses based on overall performance. From time to time, the Bank will purchase whole loans or participations in loans. These loans are underwritten according to the Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. The Bank routinely sells newly originated fixed rate residential mortgages in the secondary market. Customer rate locks are offered without charge and rate locked applications are generally committed for forward sale to minimize interest rate risk pending delivery of the loans to the investors. The Bank sells a limited number of commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to sixty days from approval; some commercial commitments are made for longer terms.

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management Committee. Loans outstanding to the ten largest relationships each averaged $23 million, or 6.4% of risk based capital in total. Total year-end commercial construction loans outstanding were 36% of the Bank’s risk based capital at year-end, and total commercial mortgage outstandings (including certain owner-occupied loans) were estimated at 256% of risk based capital. The Bank’s portfolio management objective has been to reduce these concentrations. The FDIC has established monitoring guidelines of 100% and 300% for these ratios, respectively. Above these guidelines, additional monitoring and risk management controls are required.

Problem Assets. The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and does not result in a “troubled” loan designation. For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable an owner-occupant to remain in their home. However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports delinquent loans and non-performing assets to the Board quarterly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Delinquent automobile loans are maintained on accrual until they reach 120 days delinquent, and then they are generally charged-off.

Real estate acquired by the Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed.

Interest income that would have been recorded for 2011 had nonaccruing loans been current according to their original terms, amounted to $1.3 million. Included in this amount is $54 thousand related to troubled debt restructurings. The amount of interest income on those loans that was included in net income in 2011 was $0.7 million. Included in this amount is $100 thousand related to troubled debt restructurings. Interest income on accruing troubled debt restructurings totaled $0.3 million for 2011. The total carrying value of troubled debt restructurings was $1.3 million at year-end.

The following table sets forth additional information on year-end problem assets and accruing troubled debt restructurings (“TDR”). Due to accounting standards for business combinations, non-accrual loans of acquired banks are recorded as accruing on the acquisition date. Therefore measures related to accruing and non-accruing loans reflect these standards and may not be comparable compared to prior periods.

Item 1 - Table 3 - Problem Assets and Accruing TDR
(In thousands)	2011	2010	2009	2008	2007

Non-accruing loans:
Residential mortgages	$7,010	$2,173	$3,304	$1,646	$726
Commercial mortgages	14,280	9,488	31,917	7,738	5,177
Commercial business	990	1,305	3,115	1,921	4,164
Consumer	1,954	746	364	866	441
Total non-performing loans	24,234	13,712	38,700	12,171	10,508
Real estate owned	1,900	3,386	30	498	866
Total non-performing assets	$26,134	$17,098	$38,730	$12,669	$11,374

Troubled debt restructurings (accruing)	$1,263	$7,829	$17,818	$7,456	$4,613
Accruing loans 90+ days past due	$10,184	$1,054	$91	$923	$823

Total non-performing loans/total loans	0.82%	0.64%	1.97%	0.61%	0.54%
Total non-performing assets/total assets	0.65%	0.59%	1.43%	0.48%	0.45%

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

Allowance for Loan Losses. The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements. The allowance includes a specific component for impaired loans (a “specific loan loss reserve”) and a general component for portfolios of all outstanding loans (a “general loan loss reserve”). There is no allowance for loan losses assigned to acquired loans which are carried at fair value, including the impact of expected losses, as of the acquisition date. The loan loss allowance is discussed further in the Note about Significant Accounting Policies in the consolidated financial statements.

For loans covered by the loan loss allowance, Management assesses specific loan loss reserves when it deems that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms stipulated in the loan agreement. Management weighs various factors in its assessment, including but not limited to, its review of the borrower’s payment history and the borrower’s future ability to service the debt, the current value of any pledged collateral, and the strength of any guarantor support. Generally non-accruing commercial loans are deemed impaired and evaluated for specific valuation allowances. Confirmed loan losses are charged-off directly to the allowance. Losses are deemed confirmed when upon review of all the available evidence, any portion of the loan balance is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance.

For loans covered by the loan loss allowance, Management estimates general loan loss reserves when it is probable that there would be credit losses in portfolios of loans with similar characteristics. Management has identified four primary loan portfolios: residential mortgages, commercial mortgages, commercial business and consumer loans. Sub-portfolios within these primary loan portfolios are also evaluated in order to arrive at a more precise general loan loss allowance.. The methodology for computing the general allowance was enhanced in 2011. This methodology includes a historical loss component and an environmental factors component. The historical loss component is based on the Bank’s risk rating system in combination with the attribution of loss factors based on industry historical corporate default and recovery rates. The environmental factors component assesses loss potential as it may be affected by economic business conditions, lending policies and procedures, portfolio characteristics, management and staff changes, problem loan trends, and credit concentration trends. While the general loss reserve is analyzed according to the various subportfolios, the general loss reserve in aggregate is available to cover all losses in all components of the loan portfolio.

Management believes that it uses the best information available to establish the allowance for loan losses. However, future adjustments to the allowance for loan losses may be necessary, and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. Because the estimation of inherent losses cannot be made with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan or loan portfolio category deteriorate as a result of the factors discussed above. Additionally, the regulatory agencies, as an integral part of their examination process, also periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated losses based upon judgments different from those of management. Any material increase in the allowance for loan losses may adversely affect the Bank’s financial condition and results of operations.

The following table presents an analysis of the allowance for loan losses for the years indicated.

Item 1 - Table 4 - Allowance for Loan Loss
(In thousands)	2011	2010	2009	2008	2007

Balance at beginning of year	$31,898	$31,816	$22,908	$22,116	$19,370
Charged-off loans:
Residential mortgages	1,322	409	2,016	143	110
Commercial mortgages	4,046	6,403	27,596	1,384	-
Commercial business	1,443	2,685	5,945	884	4,850
Consumer	885	1,188	3,586	2,031	1,416
Total charged-off loans	7,696	10,685	39,143	4,442	6,376

Recoveries on charged-off loans:
Residential mortgages	231	213	-	-	-
Commercial mortgages	189	794	22	100	-
Commercial business	109	1,094	64	290	13
Consumer	150	140	235	264	356
Total recoveries	679	2,241	321	654	369

Net loans charged-off	7,017	8,444	38,822	3,788	6,007
Allowance attributed to loans acquired by merger	-	-	-	-	4,453
Provision for loan losses	7,563	8,526	47,730	4,580	4,300
Transfer of commitment reserve	-	-	-	-	-
Balance at end of year	$32,444	$31,898	$31,816	$22,908	$22,116

Ratios:

Net charge-offs/average loans	0.27%	0.42%	1.96%	0.19%	0.34%
Recoveries/charged-off loans	8.82	20.97	0.82	14.72	5.79
Net loans charged-off/allowance for loan losses	21.63	26.47	109.81	14.77	27.16
Allowance for loan losses/total loans	1.10	1.49	1.62	1.14	1.14
Allowance for loan losses/non-accruing loans	133.88	232.63	82.21	188.22	210.47

The following tables present year-end data for the approximate allocation of the allowance for loan losses by loan categories at the dates indicated (including an apportionment of any unallocated amount). The first table shows for each category the amount of the allowance allocated to that category as a percentage of the outstanding loans in that category. The second table shows the allocated allowance together with the percentage of loans in each category to total loans. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category. Due to the impact of accounting standards for acquired loans, data in the accompanying tables may not be comparable between accounting periods.

Item 1 - Table 5A - Allocation of Allowance for Loan Loss by Category

	2011		2010		2009		2008		2007
		Percent of		Percent of		Percent of		Percent of		Percent of
		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each
(Dollars in thousands)	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category

Residential mortgages	$3,420	0.34%	$3,200	0.50%	$3,169	0.52%	$2,006	0.30%	$2,028	0.31%
Commercial mortgages	22,176	1.92	19,923	2.15	19,659	2.31	13,539	1.68	12,040	1.71
Commercial business	4,566	1.11	6,498	2.27	6,099	3.28	4,184	2.34	5,787	2.84
Consumer	2,282	0.62	2,277	0.80	2,889	0.92	3,179	0.92	2,261	0.60

Total	$32,444	1.10%	$31,898	1.49%	$31,816	1.62%	$22,908	1.14%	$22,116	1.14%

Item 1 - Table 5B - Allocation of Allowance for Loan Loss

	2011		2010		2009		2008		2007
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
(Dollars in thousands)	Allocated	to Total Loans	Allocated	to Total Loans	Allocated	to Total Loans	Allocated	to Total Loans	Allocated	to Total Loans

Residential mortgages	$3,420	34.51%	$3,200	30.11%	$3,169	31.05%	$2,006	33.74%	$2,028	33.74%
Commercial mortgages	22,176	39.11	19,923	43.21	19,659	43.42	13,539	40.13	12,040	40.29
Commercial business	4,566	13.88	6,498	13.35	6,099	9.48	4,184	8.92	5,787	8.76
Consumer	2,282	12.50	2,277	13.33	2,889	16.05	3,179	17.21	2,261	17.21

Total	$32,444	100.00%	$31,898	100.00%	$31,816	100.00%	$22,908	100.00%	$22,116	100.00%

Investment Securities Activities

The securities portfolio provides cash flow to protect the safety of customer deposits and as a potential source of liquidity for funding loan commitments. The portfolio is also used to manage interest rate risk and to earn a reasonable return on investment. Investment decisions are made in accordance with the Company's investment policy and include consideration of risk, return, duration, and portfolio concentrations. Day-to-day oversight of the portfolio rests with the Chief Financial Officer and the Treasurer. The Asset/Liability Committee meets monthly and reviews investment strategies. The Risk Management Committee reviews all securities transactions and provides general oversight of the investment function.

The Company has historically maintained a high-quality portfolio of limited duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations. Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae or Freddie Mac, and they generally have an average duration of two to four years. They principally consist of collateralized mortgage obligations (generally consisting of planned amortization class bonds). Other than securities issued by the above agencies, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2011. The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers. Nearly all of the Company's available for sale municipal securities are investment grade rated and most of the portfolio carries credit enhancement protection. The Company also invests in equity securities of local financial institutions for a variety of reasons, including if it concludes the financial institution is undervalued or if the Company might consider partnering with the financial institution in the future. The Company owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on the operating relationship with the FHLBB. The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Bank did not record any material losses or write-downs of investment securities during the year and none of the Company’s investment securities were other-than-temporarily impaired at year-end.

The following tables present the amortized cost and fair value of the Company's securities, by type of security, for the years indicated.

Item 1 - Table 6A - Amortized Cost and Fair Value of Securities

	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
Municipal bonds and obligations	$73,436	$77,854	$79,292	$79,906	$73,277	$74,784
Mortgage-backed securities	289,084	292,707	170,294	172,883	192,597	197,276
Other bonds and obligations	30,702	28,186	40,931	38,548	51,707	49,722
Marketable equity securities	20,236	21,009	15,756	18,905	2,679	2,563

Total securities available for sale	$413,458	$419,756	$306,273	$310,242	$320,260	$324,345

Securities held to maturity
Municipal bonds and obligations	$10,349	$10,349	$7,069	$7,069	$14,737	$14,737
Mortgage-backed securities	79	83	83	86	139	142
Tax advantaged economic development bonds	47,869	49,348	48,861	50,016	42,572	43,515
Other bonds and obligations	615	615	423	423	173	173

Total securities held to maturity	$58,912	$60,395	$56,436	$57,594	$57,621	$58,567

Trading account security	$14,096	$17,395	$14,560	$16,155	$15,000	$15,880

Restricted equity securities	$37,118	$37,118	$23,120	$23,120	$23,120	$23,120

Item 1 - Table 6B - Amortized Cost and Fair Value of Securities

	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasuries,other Government agencies and corporations	$309,399	$313,799	$186,133	$191,874	$195,415	$199,981
Municipal bonds and obligations	145,750	154,946	149,782	153,146	145,586	148,916
Other bonds and obligations	68,435	65,919	64,474	62,091	75,000	73,015

Total Securites	$523,584	$534,664	$400,389	$407,111	$416,002	$421,911

The schedule includes available-for-sale and held-to-maturity securities as well as the trading security and restricted equity securities.

The following table summarizes year-end 2011 amortized cost, weighted average yields and contractual maturities of debt securities. A significant portion of the mortgage-based securities are planned amortization class bonds. Their expected durations are 2-4 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages. Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization.

Item 1 - Table 7 - Weighted Average Yield

			More than One		More than Five Years
	One Year or Less		Year to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(In millions)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Municipal bonds and obligations	$6.7	1.60%	$3.9	4.84%	$61.7	4.68%	$95.6	5.47%	167.9	5.01%
Mortgage-backed securities	0.9	1.15	7.1	2.63	24.0	2.10	221.2	2.13	253.2	2.14
Other bonds and obligations	0.3	0.36	8.0	3.97	2.0	5.01	20.7	5.37	31.0	4.94
Total	$7.9	1.51%	$19.0	3.65%	$87.7	3.98%	$337.5	3.28%	$452.1	3.40%

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

The Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the Massachusetts Depositors Insurance Fund, a mutual insurance fund sponsored by Massachusetts-chartered savings banks. This provides a competitive advantage compared to banks which do not offer this insurance. In the fourth quarter of 2008, the FDIC increased its insurance limits from $100 thousand per person to $250 thousand per person. Additionally, the FDIC optionally offered unlimited insurance on most categories of transaction deposit accounts, and the Bank opted to participate in this program. The $250 thousand limit was made permanent by the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act also extended the unlimited coverage on non-interest bearing demand accounts through December 31, 2012.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated. Deposit amounts in the following tables include balances associated with discontinued operations.

Item 1 - Table 8 - Average Balance and Weighted Average Rates for Deposits

	2011			2010			2009
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(In millions)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$377.9	14%	$-%	$279.2	14%	$-%	$256.4	13%	$-%
NOW	244.2	9	0.4	199.3	10	0.4	188.2	10	0.4
Money market	833.3	31	0.7	597.3	29	0.9	499.6	26	1.3
Savings	369.6	13	0.2	224.3	11	0.3	212.3	11	0.3
Time	902.6	33	1.8	749.2	36	2.6	777.1	40	3.2
Total	$2,727.6	100%	0.9%	$2,049.3	100%	1.3%	$1,933.6	100%	1.7%

At year-end 2011, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

Item 1 - Table 9 - Maturity of Deposits > $100,000

		Weighted
		Average
Maturity Period	Amount	Rate
(In thousands)
Three months or less	$59,988	1.36%
Over 3 months through 6 months	67,092	1.94
Over 6 months through 12 months	100,582	1.32
Over 12 months	263,384	2.67
Total	$491,046	2.14%

The Company also uses borrowings from the FHLBB as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLBB functions as a central reserve bank providing credit for member institutions. As an FHLBB member, the Company is required to own capital stock of the FHLBB. FHLBB borrowings are secured by a blanket lien on most of the Bank’s mortgage loans and mortgage-related securities, as well as certain other assets. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities. The Company has a $15 million trust preferred debenture outstanding . Subject to certain limitations, the Company can also choose to issue common stock in public stock offerings and can also potentially obtain privately placed common and preferred stock, and subordinated, and senior debt from institutional and private investors.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers for their own accounts, normally in conjunction with commercial loans offered by the Bank to these customers. At year-end 2011, the Company held derivative financial instruments with a total notional amount of $578 million. The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the Risk Management Committee. Interest rate swap counterparties are limited to a select number of national financial institutions and commercial borrower customers. Collateral may be required based on financial condition tests. The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions, and providing information for bookkeeping and accounting purposes.

Wealth Management Services

The Company's Wealth Management Group provides consultative investment management and trust relationships to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. In 2011, the Wealth Management business line expanded with the integration of the Renaissance Investment Group in the Legacy merger. At year-end 2011, assets under management (including investment accounts) totaled $964 million. Wealth management services include investment management, trust administration, estate planning, and private banking. The Bank also provides a full line of investment products, financial planning, and brokerage services utilizing Commonwealth Financial Network as the broker/dealer.

Insurance

As an independent insurance agent, the Berkshire Insurance Group represents a carefully selected group of financially sound, reputable insurance companies offering attractive coverage at competitive prices. The Insurance Group offers a full line of personal and commercial property and casualty insurance. It also offers employee benefits insurance and a full line of personal life, health, and financial services insurance products. The Group sells all lines of insurance in Western Massachusetts, Southern Vermont, Upstate New York and Northwestern Connecticut. Berkshire Insurance Group operates a focused cross-sell program of insurance and banking products through all offices and branches of the Bank with some of the Group’s offices co-located within the Bank’s branches.

Personnel

At year-end 2011, the Company had 760 full time equivalent employees (excluding employees assigned to discontinued operations which were divested in January, 2012). Total employees increased from 599 at the start of the year due to the Rome and Legacy mergers. Rome and Legacy had reported 270 full time equivalent employees as of December 31, 2010. Additionally, Berkshire adjusted its staffing based on new branches and lending teams added in 2011, along with other targeted staff increases related to deepening the Company’s infrastructure. The Company's employees are not represented by a collective bargaining unit.

Subsidiary Activities

The Parent wholly owns two active consolidated subsidiaries: the Bank and Berkshire Insurance Group. The Bank is a Massachusetts chartered savings bank. One of its subsidiaries is Berkshire Bank Municipal Bank which is chartered in the state of New York. Berkshire Insurance Group is incorporated in Massachusetts.

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

Additional information about subsidiaries is contained in Exhibit 21 to this report.

Segment Reporting

The Company has two reportable operating segments, Banking and Insurance. Banking includes the activities of the Bank and its subsidiaries, which provide commercial and retail banking services. Insurance includes the activities of Berkshire Insurance Group, which provides commercial and consumer insurance services. The only other consolidated financial activity of the Company is that of the Company’s role as Parent of the Bank and Berkshire Insurance Group. For more information about the Company’s reportable operating segments, see the related note in the consolidated financial statements.

REGULATION AND SUPERVISION

General

Berkshire Hills Bancorp is a Delaware corporation and savings and loan holding company registered with the Federal Reserve Board. The Bank's deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Commissioner and the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. As a savings and loan holding company, Berkshire Hills Bancorp is required by federal law to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the Massachusetts legislature, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on Berkshire Hills Bancorp, the Bank and their operations.

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes in the regulation of insured depository institution.  Under the Dodd-Frank Act, the Office of Thrift Supervision (“OTS”), the previous federal regulator of Berkshire Hills Bancorp, was eliminated. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Berkshire Hills Bancorp, was transferred to the Federal Reserve Board, which also supervises bank holding companies. The transfer took place as of July 21, 2011.

Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their prudential regulator rather than the Consumer Financial Protection Bureau.  In addition, the Dodd-Frank Act directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies such as Berkshire Hills Bancorp, required originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company and the Bank.

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

Regulatory Enforcement Authority. Any Massachusetts-chartered bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be sanctioned for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of federal deposit insurance coverage.  The DIF is a private, industry-sponsored insurance company and is not backed by the federal government or the Commonwealth of Massachusetts.  The DIF is authorized to charge savings banks an annual assessment for its coverage. Such assessments may vary based on the risk classification assigned to the institution.

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

As a savings and loan holding company, the Parent is not currently subject to any separate regulatory capital requirements, although this is expected to change in the future. The Bank’s regulatory capital is included in the Stockholders’ Equity note of the Company’s financial statements in Item 8 of this report. At year-end 2011, the Bank met each of its capital requirements.

Interstate Banking and Branching.  Federal law permits a bank, such as the Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state chartered banks to establish branches within its borders. The Bank operates branches in New York and Vermont, as well as Massachusetts. Following the completion of the merger with CBT, the Bank will also operate branches in Connecticut. At its interstate branches, the Bank may conduct any activity that is authorized under Massachusetts law that is permissible either for a savings bank chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks and the Vermont Commissioner of Banking and Insurance may exercise certain regulatory authority over the Bank’s New York and Vermont branches. Following the completion of the merger with CBT, the Connecticut Commissioner of Banking may exercise certain regulatory authority over the Bank’s branches.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At year-end 2011, the Bank met the conditions to be classified as a “well capitalized” institution.

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

Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances.

Insurance of Deposit Accounts. The Bank’s deposit accounts are insured by the Deposit Insurance Fund of the FDIC up to applicable legal limits, and, as discussed above under “Massachusetts Banking Laws and Supervision—Depositors Insurance Fund”, by the Massachusetts Depositors Insurance Fund for amounts in excess of federal deposit insurance coverage.

The FDIC insures deposits up to the standard maximum deposit insurance amount (“SMDIA”) of $250 thousand. The deposit insurance limit was increased in response to the Dodd-Frank Act, which, among other provisions, made permanent the increase in the SMDIA from $100 thousand to $250 thousand. Additionally, in November 2010, pursuant to the Dodd-Frank Act, the FDIC issued a final rule to provide separate temporary coverage for noninterest-bearing transaction accounts. The final rule indicates that all funds held in noninterest-bearing transaction accounts are fully insured, without limit, and that this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution, such as the Bank.  This provision for non-interest bearing transaction accounts became effective December 31, 2010 and terminates on December 31, 2012.

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of four risk categories based on the institution’s financial condition and supervisory ratings. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned, based on a final rule which becomes effective April 1, 2011.  Under the final rule, banks in Risk Category 1 have a base assessment rate of 5-9 basis points and those in Risk Category 2 have a rate of 14 basis points, subject to adjustment based on certain risk additional risk factors specified by the FDIC.  The overall range, including prospective adjustments, is 2.5 to 45 basis points.  Assessment rates are scheduled to decline as the FDIC Reserve Ratio improves.  As required by the Dodd-Frank Act, FDIC assessments are now based on each institution’s total assets less tier 1 capital, rather than deposits, as was previously the case. The FDIC has stated that nearly all of the 7,600-plus institutions with assets less than $10 billion will pay smaller assessments as a result of this final rule.

In the fourth quarter of 2009, due to stress on the insurance fund, the FDIC voted to require insured institutions to prepay thirteen quarters of estimated insurance assessments. The estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 were paid by the Bank on December 30, 2009.

In addition, FDIC insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize a predecessor to deposit insurance fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions and for the quarter ended December 21, 2011 amounted to .68 basis point of total assets less tier 1 capital.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a regulator. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.50% maximum fund ratio, instead leaving it to the discretion of the FDIC.  The FDIC has recently exercised that discretion by establishing a long range fund ratio of 2.00%.

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

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements, and general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. Historically, the FHLBB paid dividends to member banks based on money market interest rates. Due to losses initially reported in the fourth quarter of 2008, the FHLBB suspended its dividend to members in the first quarter of 2009.  The dividend remained suspended through year-end 2010, but was recently restored to a nominal amount in the first quarter of 2011 and subsequent quarters.

Holding Company Regulation

General. Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the Federal Reserve Board rather than as a bank holding company by the Federal Reserve Board under the federal Bank Holding Company Act. As such, the Parent is registered with the Federal Reserve Board and must adhere to the Federal Reserve Board’s regulations and reporting requirements. In addition, the FRB may examine, supervise and take enforcement action against the Parent and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. By regulation, the Federal Reserve Board may restrict or prohibit the Bank from paying dividends.

The Dodd-Frank Act provides for the elimination of the OTS and transferred its authority over and responsibilities for savings and loan holding companies to the Federal Reserve Board.  That transfer was effective July 21, 2011.

As a unitary savings and loan holding company, Berkshire Hills Bancorp is generally unrestricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 provided that unitary savings and loan holding companies may only engage in activities permitted to a financial holding company under that legislation and those permitted for multiple savings and loan holding companies. Unitary savings and loan companies existing prior to May 4, 1999 were grandfathered as to the unrestricted activities. The Company would become subject to activities restrictions upon the acquisition of another savings institution that is held as a separate subsidiary.

Federal law prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the Federal Reserve Board. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board considers factors such as the financial and managerial resources and future prospects of the Company and the institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

To be regulated as a savings and loan holding company (rather than as a bank holding company), the bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test (the “QLT Test”), a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period. At year-end 2011, the Bank maintained at least 65% of its portfolio assets in qualified thrift investments and met the QTL Test for the year.

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments from Tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies.  Instruments issued before May 19, 2010 by companies of less than $15 billion in assets (as of December 31, 2009) are grandfathered.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements are expected to apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. Further, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has suggested is applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Berkshire Hills Bancorp to pay dividends or otherwise engage in capital distributions.

Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. A change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in a change of control of the Company.

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

Berkshire Bank Municipal Bank

Berkshire Bank Municipal Bank is a state-chartered limited purpose commercial bank in New York, established to accept deposits of municipalities and other governmental entities in the State of New York. Berkshire Bank Municipal Bank is subject to extensive regulation, examination and supervision by the New York State Superintendent of Banks, as its primary regulator, and the FDIC, as the deposit insurer. It is also subject to regulation as to certain matters by the Federal Reserve Board.  As of year-end 2011, Berkshire Bank Municipal Bank met all of its capital requirements and met the capital conditions to be classified as a “well capitalized” institution.

Other Regulations

Consumer Protection Laws. The Bank is subject to federal and state consumer protection statues and regulations including, but not limited to, the:

☐	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

☐	Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinance loans;

☐	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

☐	Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;

☐	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

☐	Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

State

The Company reports income on a calendar year basis to the Commonwealth of Massachusetts.  The Massachusetts income tax rate for financial institutions was 9.5% in 2011 and is scheduled to decline to 9% in 2012 and thereafter. The Company’s taxable income under Massachusetts tax law includes gross income as defined under the Internal Revenue Code, plus interest from non-Massachusetts municipal obligations, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code. Carry forwards and carry backs of net operating losses are not allowed under Massachusetts tax law.  Also no deduction is allowed for bonus depreciation or state income taxes paid.

Massachusetts tax law generally permits special tax treatment for a qualifying limited purpose “securities corporation.” The Bank’s three securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

The Company also pays certain franchise taxes annually in the states of Vermont and New York.  These taxes were immaterial to the Company’s results.

ITEM 1a. Risk Factors

Overall Business Risks

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally and Locally

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions improved, certain sectors, such as real estate, remain weak and unemployment remains high. U.S. fiscal and monetary policy have been stimulative, but the policy outlook remains uncertain amidst concerns about public debt levels and financial market conditions. International developments relating to European sovereign debt, in the Middle East, and elsewhere are affecting financial markets and oil and commodities prices, which may have a negative economic impact. Local governments and many businesses are in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets. A deterioration of business and economic conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

Our Emphasis on Commercial Lending May Expose Us to Increased Lending Risks, Which Could Hurt Our Profits.

We plan to continue to emphasize the origination of commercial loans, which generally exposes us to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more sensitive to economic downturns. Such sensitivity includes potentially higher default rates and possible reduction of collateral values. Commercial lending involves larger loan sizes and larger relationship exposures, which can have a greater impact on profits in the event of adverse loan performance. The majority of the Company’s commercial mortgages are secured by real estate and are subject to the previously discussed real estate risk factors. Commercial lending sometimes involves construction or other development financing, which is dependent on the future success of new operations. The Company’s commercial lending activities extend beyond the area of its traditional branch footprint, which is the area of which the Company has the most knowledge. The Company’s commercial lending includes asset based lending, which depends on the Company’s processes for monitoring and being able to liquidate collateral on which these loans rely. Commercial loans may increase as a percentage of total loans, and commercial lending may continue to expose the company to increased risks.

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

Our Estimates of Discounts on Acquired Loans With Deteriorated Credit Quality May Be Insufficient

Under generally accepted principles for business combinations, there is no loan loss allowance recorded for acquired loans, which are recorded at net fair value on the acquisition date. This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality. These estimates are based on projections of expected cash flows for these problem loans. If the projections are incorrect, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered impaired.

Operating

Our Expansion, Growth, and Acquisitions Could Negatively Impact Earnings If Not Successful.

We plan to achieve significant growth organically, by geographic expansion, through business line expansion, and through acquisitions. We have recently expanded into new geographic markets and anticipate that we will continue to expand into additional geographic markets as we grow as a regional bank. The success of this expansion depends on our ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Also, our success depends on the acceptance by customers of us and our services in these new markets and, in the case of expansion through acquisitions, our success depends on many factors, including the long-term recruitment and retention of key personnel and acquired customer relationships. The profitability of our expansion strategy also depends on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings.

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

New Mortgage Lending Operations In Eastern Massachusetts May Expose Us to New Operating Risks.

Subsequent to year-end 2011, the Bank entered into an agreement to acquire the business assets of an established residential mortgage origination company in Eastern Massachusetts. This acquisition is expected to be completed in the second quarter of 2012. Under the agreement the Bank expects to employ the former employees of this company and to utilize its business name and operating procedures to originate residential mortgages in Eastern Massachusetts as well as in other Massachusetts and surrounding markets. The anticipated volume of mortgage originations is expected to exceed the Bank’s existing mortgage originations volume, and involves lending in a new market area with new staff and new processes. It is expected that most mortgage originations will be sold on a servicing released basis to secondary market investors. The Bank plans to implement an oversight/review process as these new operations are commenced in order to assimilate them into the Bank’s risk management program, however the conduct of these new activities may initially expose the Bank to the risk of loan losses, losses related to interest rate risk management, litigation, and other risks common in mortgage banking operations.

The Planned Core Bank Processing System Conversion Exposes Us to Operating and Financial Risks.

The Bank has contracted to convert its core bank processing system to a new system and a new vendor in 2012. This system will also be changed from primarily an “in-house” system run on the Bank’s own computers to one that is primarily a “service bureau” solution running on the provider’s computers and relying on long distance telecommunications. Core systems conversions involve extensive planning and operational changes which may affect bank account records, customer service delivery, internal procedures, technology risk management, and other significant operating activities. The conversion from one vendor to another can involve conversion costs and creates the risk of contract and performance disputer. Negotiations are ongoing with these vendors relating to contract matters. The planned changes expose the Bank to new risks with new systems and new vendors. The Bank is working closely with third parties to manage the related operating and financial risks.

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

A substantial source of our holding company income is the receipt of dividends from the Bank, from which we service our debt, pay our obligations, and pay shareholder dividends. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank would adversely affect our business, financial condition, results of operations and prospects.

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

Securities Market Values

Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.

Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. We have concluded that, as of year-end 2011, any unrealized losses are temporary in nature, and we have the intent and ability to hold these investments for a time necessary to recover our cost or stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce our earnings. Some of the Company’s securities are locally originated economic development bonds. These securities could become impaired due to economic and real estate market conditions which also affect loan risk. We have an investment in the stock of the Federal Home Loan Bank of Boston, which recently reinstituted a modest dividend after a period when the dividend was suspended. If the capitalization of a Federal Home Loan Bank, including the FHLBB, became substantially diminished it could result in a write-down which would reduce our earnings.

Regulatory

Legislative and Regulatory Initiatives.

The potential exists for additional federal or state laws and regulations regarding lending, funding practices, capital, and liquidity standards. Bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. In addition, new laws, regulations, and other regulatory changes may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. The FDIC sets the cost of our FDIC insurance premiums, which can affect our profitability.

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

Pending Merger

Failure to Complete the Pending Merger with The Connecticut Bank and Trust Company Could Negatively Impact Our Stock Price and Future Business and Financial Results.

If this merger is not completed, our ongoing business may be adversely affected. In addition, we may experience negative reactions from the financial markets and from customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform certain obligations under the merger agreement. If the merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price. Litigation may prevent the merger from being completed or from being completed within the expected timeframe. Please see Item 3 regarding legal proceedings. One of the conditions to the closing of the merger is that no order, decree or injunction issued by a governmental entity that prohibits the completion of the merger shall be in effect. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe.

Item 1b. Unresolved staff comments

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located in owned and leased facilities located in Pittsfield, Massachusetts. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont, the Capital Region, and Northeastern New York. The Company has 60 full-service banking offices. The Company’s Asset Based Lending Group operates from a leased facility in Woburn, Massachusetts and its new Central/Eastern Massachusetts Commercial Banking Team operates from a leased facility in Westborough, Massachusetts.

During 2011, the Berkshire acquired Rome Bancorp and Legacy Bancorp, which significantly expanded its owned and leased facilities. Pittsfield has been the headquarters location of both Berkshire and Legacy, and as a result of the merger the Company has significant headquarters facilities in Pittsfield. The Company expects to have excess facilities in this location as a result of merger related operational integrations, and the Company expects to discontinue the use of some headquarters facilities over time to eliminate this excess. Berkshire also utilizes former headquarters facilities in other locations and may identify and reduce excess facilities capacity over time. Additionally, as part of its integrations, the Company is in the process of adjusting its branch configuration. The Company divested four Legacy Berkshire County branches in 2011 in accordance with its merger agreement, and held three other branches as discontinued operations at year-end 2011 under contract for divestiture in January, 2012. In selected other locations, the Company may combine or relocate other branches over time based on market conditions. Berkshire has a pending agreement to acquire The Connecticut Bank and Trust Company, and expects to add that bank’s eight Hartford area branches in the second quarter of 2012.

In 2011, Berkshire relocated its Wealth Management business into a new facility located in Lenox, Massachusetts. Berkshire Insurance Group operates from 11 locations in Western Massachusetts in both standalone premises as well as in rented space located in the Bank’s premises. For several years, all new Berkshire branch locations have been based around its new retail branch design which eliminates traditional teller counters and provides an interactive customer service environment through “pod” stations which include automated cash handling technology. In many cases, this branch design also includes a multimedia community room which is offered for use by nonprofit community groups. Berkshire currently has 8 offices configured based on this new branch design, including all of the de novo branch offices opened in recent years in the Albany New York market.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2011, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

Following the public announcement of the execution of the Agreement and Plan of Merger, dated October 25, 2011 (the "Merger Agreement"), by and among the Company, the Bank and The Connecticut Bank and Trust Company (“CBT”), on January 18, 2012, Jean-Pierre Van Rooy, Marie-Claire Van Rooy and Eric Van Rooy filed a shareholder class action lawsuit in the Superior Court of the State of Connecticut, Judicial District of Hartford, against CBT, the Directors of CBT, the Company and the Bank (the “CBT shareholder litigation”).  The CBT shareholder litigation purports to be brought on behalf of all of CBT's public stockholders and alleges that the directors of CBT breached their fiduciary duties to CBT's stockholders by failing to take steps necessary to obtain a fair and adequate price for CBT's common stock and that the Company and the Bank knowingly aided and abetted CBT’s directors' breach of fiduciary duty.

CBT, its Directors, the Company and the Bank deny and intend to vigorously defend all of the allegations asserted in the CBT shareholder litigation. Management of the Company and the Bank believe that the CBT shareholder litigation will not have any material adverse effect on the financial condition or operations of the Company or the Bank.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company trade on the NASDAQ Global Select Market under the symbol “BHLB”. The following table sets forth the quarterly high and low closing sales price information and dividends declared per share of common stock in 2011 and 2010.

	High	Low	Dividends Declared
2011
First quarter	$22.92	$20.68	$0.16
Second quarter	22.85	20.45	0.16
Third quarter	24.14	17.11	0.16
Fourth quarter	22.50	17.56	0.17
2010
First quarter	$20.99	$16.20	$0.16
Second quarter	22.84	16.81	0.16
Third quarter	20.94	17.08	0.16
Fourth quarter	22.49	17.90	0.16

Holders

The Company had approximately 3,237 holders of record of common stock at March 7, 2012.

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

In May 2009, the Company issued 1.61 million common shares in a public stock offering and raised $32 million which was used to repay U.S. Treasury preferred stock. No other registered securities were sold by the Company within the last three years.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no purchases of equity securities during the fourth quarter of 2011 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock. On December 14, 2007, the Company authorized the purchase of up to 300 thousand shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. The Company has no intentions to terminate this plan or to cease any potential future purchases. As of year-end 2011, there were 98 thousand maximum shares that may yet be purchased under this publicly announced plan.

The following table sets forth information regarding the activity during the fourth quarter of 2011:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased (1)	paid per share	plans or programs	the plans or programs
October 1-31, 2011	416	$18.47	-	97,993
November 1-30, 2011	-	-	-	97,993
December 1-31, 2011	-	-	-	97,993
Total	416	$18.47	-	97,993

(1) Shares represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

Performance Graph

The performance graph compares the Company’s cumulative stockholder return on its common stock over the last five years to the cumulative return of the NASDAQ Composite Index, and the SNL All Bank and Thrift Index. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative stockholder return over a five-year period is based on an initial investment of $100 on December 31, 2006.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Berkshire Hills Bancorp, Inc.	100.00	79.25	96.39	66.51	73.47	76.04
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank and Thrift	100.00	76.26	43.85	43.27	48.30	37.56

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007

Selected Financial Data:
Total assets	$3,991,204	$2,881,403	$2,700,991	$2,666,729	$2,513,432
Securities	533,181	405,953	420,966	341,516	258,497
Loans	2,956,570	2,142,162	1,961,658	2,007,152	1,944,016
Allowance for loan loss	(32,444)	(31,898)	(31,816)	(22,908)	(22,116)
Goodwill and intangibles	223,364	173,079	176,100	178,830	182,452
Deposits	3,101,175	2,204,441	1,986,762	1,829,580	1,822,563
Borrowings and subordinated debentures	237,402	260,301	306,668	374,621	349,938
Total stockholders’ equity	553,365	388,647	385,148	408,425	326,837

Selected Operating Data:
Total interest and dividend income	$138,260	$112,277	$115,476	$133,211	$131,944
Total interest expense	31,740	35,330	45,880	57,471	68,019
Net interest income	106,520	76,947	69,596	75,740	63,925
Service charges and fee income	33,727	29,859	28,181	30,334	26,654
All other non-interest income (loss)	2,076	(108)	(3,004)	1,261	(2,011)
Total net revenue	142,323	106,698	94,773	107,335	88,568
Provision for loan losses	7,563	8,526	47,730	4,580	4,300
Total non-interest expense	116,052	81,729	78,571	71,699	65,494
Income tax expense (benefit) - continuing operations	2,041	2,585	(15,597)	8,812	5,239
Net income from discontinued operations	914	-	-	-	-
Net income (loss)	$17,581	$13,858	$(15,931)	$22,244	$13,535
Less: Cumulative preferred stock dividend and accretion	-	-	1,030	-	-
Less: Deemed dividend from preferred stock repayment	-	-	2,954	-	-
Net income (loss) available to common stockholders	$17,581	$13,858	$(19,915)	$22,244	$13,535

Dividends per common share	$0.65	$0.64	$0.64	$0.63	$0.58
Basic earnings per common share	$0.98	$1.00	$(1.51)	$2.08	$1.47
Diluted earnings per common share	$0.98	$1.00	$(1.51)	$2.06	$1.44

Weighted average common shares outstanding - basic	17,885	13,862	13,189	10,700	9,223
Weighted average common hares outstanding - diluted	17,952	13,896	13,189	10,791	9,370

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007

Selected Operating Ratios and Other Data:
Performance Ratios:
Return on average assets	0.50%	0.51%	(0.74)%	0.87%	0.60%
Return on average equity	3.69	3.62	(4.83)	6.47	4.69
Interest rate spread	3.38	3.01	2.61	3.06	2.79
Net interest margin	3.57	3.28	3.00	3.44	3.26
Non-interest income/total net revenue	25.16	27.88	26.57	29.44	27.82
Non-interest expense/average assets	3.33	2.98	2.93	2.81	2.90
Dividend payout ratio	66.33	64.00	N/M	30.58	40.28

Growth Ratios:
Total loans	38.02%	9.20%	(2.27)%	3.24%	14.43%
Total deposits	40.68	10.96	8.59	0.39	19.75
Total net revenues	33.39	12.58	(8.15)	21.19	22.52

Capital Ratios:
Tier 1 capital to average assets - bank	8.41%	8.04%	7.86%	9.34%	7.97%
Total capital to risk-weighted assets - bank	11.29	10.61	10.71	12.28	10.40
Stockholders’ equity/total assets	13.86	13.49	14.26	15.32	13.00
Tangible common stockholders' equity to tangible assets (1)	8.76	7.96	8.26	7.75	6.22

Asset Quality Ratios:
Net loans charged-off/average total loans	0.27	0.42	1.96	0.19	0.34
Allowance for loan losses/total loans	1.10	1.49	1.62	1.14	1.14

Share Data:
Book value per share	$26.17	$27.61	$27.68	$30.33	$31.15
Market price at year end	$22.19	$22.11	$20.68	$30.86	$26.00

Note: All performance ratios are based on average balance sheet amounts where applicable.

N/M = Not Meaningful

(1)	Tangible common stockholders' equity to tangible assets exclude goodwill and other intangibles. This is a non-GAAP financial measure that the Company believes provide investors with information that is useful in understanding our financial performance and condition.

Note: Generally accepted accounting principles require that acquired loans be recorded at fair value, whereas historical loans are recorded at cost. In 2011, BHLB acquired loans as a result of its acquisitions of Rome Bancorp and Legacy Bancorp. The fair value of acquired loans includes expected loan losses, and there is no loan loss allowance recorded for acquired loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of acquired loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for acquired loans since these loans are recorded net of expected loan losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of acquired loans, and this measure is not directly comparable to prior periods. Other institutions may have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions.

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

Allowance for Loan Losses. The allowance for loan losses is the Company’s estimate of probable credit losses that are inherent in the loan portfolio at the financial statement date. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although management believes that it uses appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. Conditions in the local economy and real estate values could require the Company to increase provisions for loan losses, which would negatively impact earnings.

Acquired Loans. Due to the bank acquisitions in 2011, the Company added a significant accounting policy related to acquired loans. Loans that the Company acquired are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company continues to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.

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

Determination of Other-Than-Temporary Impairment of Securities. The Company evaluates debt and equity securities within the Company’s available for sale and held to maturity portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Noncredit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. In evaluating its marketable equity securities portfolios for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings. Should actual factors and conditions differ materially from those expected by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

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

Summary

Berkshire achieved record total net revenue of $142 million in 2011, which was a 33% increase over $107 million in the prior year. This increase was due both to organic growth and to the acquisitions of Rome Bancorp on April 1, 2011 and Legacy Bancorp on July 21, 2011. The fourth quarter was the first full quarter of combined operations with the acquired banks. Fourth quarter net revenue increased by 45% to an annualized rate of $160 million including the full combined results of the acquired banks.

Berkshire’s net income increased by $3.7 million (27%) to $17.6 million in 2011, compared to $13.9 million in the prior year. Fourth quarter net income, reflecting the combined operations of the acquired banks, increased by 135% to $8.5 million in 2011, compared to $3.6 million in the prior year. Total shares outstanding increased by 50% to 21.1 million during the year as a result of shares issued for merger consideration. Full year earnings per share totaled $0.98 in 2011, compared to $1.00 in the prior year. All references to per share results in this report refer to diluted shares unless otherwise noted.

Fourth quarter earnings per share increased by 54% to $0.40 in 2011, compared to $0.26 in 2010. Results in the fourth quarter of 2011 included $0.8 million in net after-tax charges ($0.04 per share) related to merger and divestiture activities. The Company views the improvement in earnings per share before these charges as reflecting the ongoing benefits of organic growth, bank acquisitions, and profitability improvement achieved during the year.

After the initial expenses related to the merger, the Company expected the acquisition of Rome Bancorp to be accretive to earnings in the amount of $0.09 per share in 2011 and $0.10 in 2012. For the Legacy acquisition, this expectation was accretion of $0.06 per share in 2011 and $0.10 per share in 2012. Based on the results achieved in 2011, the Company believes that it met or exceeded its merger related EPS accretion expectations in 2011 and its goal is to achieve the expected benefits in 2012.

In addition to merger related growth, the Company produced organic growth of loans and deposits. Coupled with Berkshire’s pricing and expense management disciplines, this growth resulted in positive operating leverage – with revenue growth exceeding expense growth. The fourth quarter net interest margin improved to 3.61% in 2011 from 3.30% in the prior year. For these periods, the return on assets increased to 0.85% from 0.51%, and the return on equity increased to 6.2% from 3.7%.

As a result of accounting standards for business combinations, costs related to acquisitions are recorded as expenses in the current period, although the Company views such costs as part of the overall economic investment in the acquired entities. Total after-tax merger, divestiture, and non-recurring net costs were $10.4 million ($0.58 per share) in 2011.

In addition to the growth in revenue, earnings, and profitability described above, Berkshire took other significant steps in 2012 in implementing its strategy for growth and development. In the fourth quarter, Berkshire announced an agreement to acquire CBT – The Connecticut Bank and Trust Company, which will expand Berkshire’s operations into Northern Connecticut. Also in the fourth quarter, Berkshire announced the recruitment of a seasoned commercial banking team to be located in its new Westborough, Massachusetts commercial banking office. Along with its existing asset based lending team located in Woburn, this initiative increases Berkshire’s commercial banking activities in Central and Eastern Massachusetts. Berkshire opened two de novo branches in its Albany, New York region during 2011, continuing its ongoing expansion in this market. Berkshire appointed a new executive with extensive experience in our markets to lead the commercial banking and wealth management teams. Berkshire also expanded its risk management function, including recruiting new senior officers to manage credit underwriting and internal control. Another senior officer was recruited to lead the new office of project management. The Company entered into a contract for a new core processing system to be implemented in 2012, which is intended to increase Berkshire’s product capabilities, and scalability in future years. This systems conversion is also targeted towards improved operating efficiency, together with Berkshire’s ongoing Six Sigma process engineering initiatives. Current operations include costs related to these activities as Berkshire continues to balance earnings growth with ongoing costs of investing in the franchise to support future growth and expansion.

Reflecting the improvement in earnings and the earnings outlook, Berkshire increased the shareholder dividend by 6% to $0.17 per share from $0.16 per share beginning in the fourth quarter of 2011. Berkshire’s capital ratios were strong and improving during the year, including both the equity/assets ratio and the tangible equity/assets ratio. The Company viewed most asset quality measures as favorable and improving. Improvement in Berkshire’s liquidity was reflected in lower borrowings and a decrease in the ratio of loans/deposits. The Company’s access to funds improved as a result of an increase in the total number of branches to 60 from 42 during the year. Berkshire’s loan portfolio was further diversified as a result of the expansion of its lending footprint and the ongoing growth of its commercial business lending activities.

In summary, Berkshire achieved a significant increase in the size and quality of its franchise, resulting in significant growth in revenues and recurring earnings, both on an absolute and per share basis. Berkshire continued to post strong organic growth in targeted business lines. The bank acquisitions were accretive to recurring earnings per share and tangible equity measures also improved during the year. Berkshire’s profitability increased, as evidenced by the significant improvement in all fourth quarter profitability measures, with the fourth quarter representing the first full quarter with the combined results of both acquired banks. A number of strategic initiatives were undertaken to produce further growth in revenues and earnings in 2011 and beyond. The Company’s financial condition remained strong and improving, as reflected in capital, asset quality, and liquidity measures. Berkshire continued to enhance and deepen its management team and to strengthen its culture and brand as America’s Most Exciting BankSM.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2011 AND 2010

Balance Sheet Summary. Total assets increased by $1.1 billion (39% compared to the comparable prior period measure) to $4.0 billion at year-end 2011. This growth included $1.2 billion in assets recorded as a result of the acquisitions of Rome Bancorp (on April 1, 2011) and Legacy Bancorp (on July 21, 2011). Most categories of assets and liabilities increased as a result of these acquisitions. Berkshire also recorded a $143 million reduction in deposits and a $49 million reduction in assets related to the divestiture of four former Legacy branches in conjunction with the Legacy merger agreement. Additionally, Berkshire reported $55 million in liabilities and $5 million in assets related to the discontinued operations of four other former Legacy branches held for divestiture at year-end; this transaction was completed in January 2012.

On an organic basis, excluding the impact of acquisitions and divestitures, total loans increased by 2% and total deposits increased by 10%. Organic loan growth was primarily due to a 6% organic increase in commercial loans, and organic deposit growth benefited from commercial deposit growth as well as higher balances related to ongoing expansion of de novo branches in the Albany, New York region.

Capital, asset performance, and liquidity metrics improved during 2011. Total outstanding common shares increased by 50% to 21.1 million in 2011 due to shares issued as merger consideration. Total shareholders’ equity increased by $165 million (42%) to $553 million primarily due to this share issuance. The ratio of total equity/assets increased to 13.9% from 13.5%, and the Bank’s risk based capital ratio increased to 11.3% from 10.6%. The ratio of loans/deposits was 95% at year-end 2011, compared to 97% at the start of the year, due to strong deposit growth.

The ratio of net loan charge-offs/average loans was 0.27% in 2011, and the ratio of nonperforming assets/assets was 0.65% at year-end 2011. In accordance with accounting standards for business combinations, the acquired assets are recorded at fair value and there is no loan loss allowance recorded for acquired loans. Additionally, all acquired loans are recorded as performing regardless of their payment status. Accordingly, many asset quality metrics are not comparable from period to period.

At year-end 2011, Berkshire had a pending agreement to acquire CBT – The Connecticut Bank and Trust Company, with $0.3 billion in assets and eight branches in the Hartford, Connecticut area. The approximate value of this acquisition is $30 million, including approximately $21 million in additional common stock expected to be issued in the second quarter of 2012 based on the planned merger completion date. This acquisition is not expected to have a material effect on the key balance sheet ratios described above.

Investment Securities. Total investment securities increased by $127 million (31%) in 2011. This increase included the $53 million fair value of securities recorded in the business combinations, as well as the investment of excess funds generated from organic deposit growth. At year-end, most of the growth was represented in the $110 million increase in securities available for sale, along with a $14 million increase in restricted equity investments primarily consisting of Federal Home Loan Bank stock held by the acquired banks. The increase in securities available for sale mainly consisted of a $101 million increase in U.S. government agency sponsored mortgage backed securities which were mostly planned amortization class bonds with average expected lives targeted in the 2-4 year range.

Berkshire’s goal is to maintain a high quality portfolio consisting primarily of liquid investment securities with managed durations to limit the potential for market value declines in rising rate markets. At year-end 2011, Berkshire’s $533 million securities portfolio was primarily comprised of $293 million in U.S. government or government agency sponsored mortgage backed securities, which constituted 55% of the total portfolio, compared to $173 million (43% of the portfolio) at the start of the year. Municipal securities and development bonds were little changed, totaling $138 million (26% of the portfolio) at year-end 2011. Other significant components of the portfolio at year-end included $28 million of corporate bonds and trust preferred securities, $21 million of marketable equity securities (consisting primarily of regional community bank stocks), and $37 million of restricted securities which mostly consisted of Federal Home Loan bank stock. Approximately 79% of the total portfolio was designated as available for sale, with the primary exceptions being the restricted stock and locally issued development bonds (classified as held to maturity municipal securities except for one security classified as a trading obligation as a result of a related interest rate swap.)

The net unrealized gain on securities available for sale totaled $6.3 million, or 1.5% of book value at year-end 2011, compared to 1.3% a year earlier. The fair value benefit of lower long term interest rates at year-end 2011 was partially offset by the lower portfolio yield resulting from run-off during the year. Also, Berkshire realized a $2.1 million gain in income in 2011 on its investment holdings of common stock in Rome and Legacy based on the accounting standards for business combinations. Most of this gain was included in unrealized gains at the start of the year.

There were no material credit rating downgrades of securities in the portfolio in 2011. None of the Company’s investment securities were deemed impaired on an other-than-temporary basis during 2011. At year-end 2011, all available for sale debt securities carried at least one investment grade rating by a major rating agency except for two securities: a $2.6 million investment in the Mezzanine Class B tranche of a pooled trust preferred security which was rated Ca by Moodys, and a $2.0 million investment in an unrated school district bond with a year-end premium fair value and an unrealized gain. The Company’s held to maturity securities are generally unrated local securities, all of which are performing and none of which is deemed substandard according to the Company’s internal ratings systems. Regarding the above-mentioned pooled trust preferred security, the unrealized loss measured 81% of book value at year-end 2011, compared to 92% of book value at the start of the year. The Company evaluated the security, with a Level 3 fair value of $0.5 million at year-end 2011. With the assistance of independent third parties, the Company modeled cash flows and defaults and evaluated the loss protection provided by the pool’s junior tranches. There was no evidence of other-than-temporary impairment based on both the Company’s plan and ability to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by excess subordination above projected losses. The Level 3 fair value of the security was determined with the assistance of a third party by a subjective assessment of market conditions for similar securities. Interest payments on this security have been suspended by the issuer, but it has been maintained on an accruing status based on the Company’s cash flow analysis and the subordination protecting the Company’s tranche. In addition to this pooled trust preferred security, at year-end 2011 the Company owned $17 million in single issuer trust preferred securities issued primarily by prominent national and major regional banks, all of which had at least one investment grade rating at year-end. The net unrealized loss on this portfolio was 1% of amortized cost at year-end 2011, and there were no purchases or sales of such securities during the year.

The tax equivalent yield on investment securities declined to 3.3% in the fourth quarter of 2011, compared to 3.9% in the fourth quarter of 2010, reflecting the impact of portfolio turnover and growth in the ongoing low interest rate environment. For the year, the yield decreased to 3.7% in 2011 from 4.1% in 2010. Berkshire continues to pursue a general investment policy approach to maintain a high quality, relatively short duration investment portfolio, and to focus on loan growth as the primary use of funds from deposit growth and the primary source of interest income. The effective duration of the available for sale debt securities portfolio was estimated at 2.3 years, with a 4.2 year average life at year-end 2011. This reflects the short duration planned amortization class bonds which comprise the majority of the mortgage backed securities portfolio, combined with the approximate 7.1 year duration of available for sale municipal securities.

Loans. Total loans increased by $814 million (38%) to $2.96 billion in 2011. This included $258 million in acquired Rome loans and $566 million in acquired Legacy loans and excluded $48 million in loans designated as discontinued operations.

Loans acquired as a result of the bank mergers were generally in-market conforming loans, and included $279 million in commercial loans, $374 million in residential mortgages, and $123 million in consumer loans. The acquired loans were recorded at estimated net fair value. As a result of merger activity, the year-end residential mortgage portfolio increased to 34% of total loans from 30%. Consumer loans remained little changed at 13% of total loans, and commercial loans decreased to 53% of total loans from 56%.

Rome’s commercial loans were primarily small business loans to local area borrowers. Legacy’s commercial loans were primarily to entities in and around its footprint, and also included approximately $76 million in year-end 2011 fair value of national commercial real estate loan balances under a longstanding program targeted to provide portfolio diversity. This portfolio includes about $28 million in loans within Berkshire’s overall lending footprint, and approximately $48 million in other regions, generally in the eastern U.S. This portfolio is performing with minimal delinquencies.

Berkshire conducted thorough pre-merger due diligence on these acquired portfolios and post-merger fair value analysis with the assistance of a third party. The combined loan loss allowances of Rome and Legacy on the acquisition dates totaled $11.3 million. The Company recorded a net discount of $21.2 million on acquired loans (2.5% of the acquired book balance). This included $13.3 million in nonaccretable discount on acquired loans with deteriorated credit quality. The remaining $7.9 million in net discount included $3.6 million in accretable discount on loans with deteriorated credit quality, and $4.3 million in other net accretable discount. The total accretable net discount at acquisition will be accreted into loan income over the portfolio lives. Acquired loan prepayments introduced some volatility into quarterly earnings due to the unevenness of prepayment events. At year-end 2011, accruing loans over 90 days past due included $4.5 million in acquired loans which were accruing interest based on accretable discount estimates for acquired loans with deteriorated credit quality.

Excluding the $776 million net total of acquired loans, total organic loan growth was $38 million (2%). Organic growth is a non-GAAP measure which measures the change in the balance that is not attributable to merger and divestiture activities. Organic growth is viewed as the result of the Company’s ongoing activities to build its business volumes. This included ongoing growth of the commercial asset based lending portfolio, which increased by $53 million to $151 million at period-end. Including this growth, the total organic increase in commercial loan outstandings was $76 million (6% annualized). Berkshire is adhering to strong underwriting and pricing disciplines as it captures larger market share with high grade loan originations. Berkshire has emphasized commercial business loan originations in order to diversify its portfolio and to utilize the expertise of its lending teams to build more profitable relationships utilizing its service and product capabilities. Berkshire also expects to benefit from its recruitment of an established commercial lending team announced in December, which is now operating from the Company’s new Westborough office serving the commercial middle market in central and eastern Massachusetts. In conjunction with its planned acquisition of The Connecticut Bank & Trust Company, Berkshire expects to develop its commercial lending footprint in the Worcester, Springfield, Hartford triangle, as well as continuing to enhance its commercial presence in eastern Massachusetts.

As a result of its commercial loan origination activities, the Company achieved progress towards its goal of reducing the proportion of commercial real estate loans, which decreased to 74% of the commercial portfolio at year-end 2011, compared to 76% at the start of the year. This included a decrease in the balance of commercial construction loans to 8% of total commercial outstandings at year-end 2011. Commercial loans to hospitality borrowers were primarily real estate based and comprised 9% of total year-end 2011 commercial outstandings; the Company continues to pursue plans to lower this portfolio balance as a percent of total loans. The asset based lending portfolio grew to 10% of total commercial outstandings from 8% during the year. The year-end 2011 asset based lending portfolio was comprised primarily of loans to manufacturers (40% of the total) and wholesalers (39%) of the portfolio. There were no criticized loans outstanding in this portfolio at year-end 2011. Berkshire is gradually reducing the term to maturity of commercial loans in order to provide more long run flexibility in managing the portfolio. The Company has reviewed the maturity schedule of commercial real estate loans and does not foresee any significant concentrations of maturities. In the second half of the year, Berkshire developed enhancements to its small business lending program which will be introduced in 2012. The Company expects to increase originations of small business loans and to include the retail division in the origination of conforming low balance small business loans to more effectively provide service to this market.

In 2011, Berkshire originated $230 million in residential mortgages, selling $75 million and retaining $155 million in portfolio. In the prior year, mortgage originations totaled $240 million, with $105 million being sold and $135 million being retained. In 2011, the portfolio was flat on an organic basis, excluding the impact of acquisitions and divestitures. The higher retention of originations in 2011 was targeted to offset the impact of runoff, which measured approximately 19% of the average portfolio balance in the ongoing low interest rate environment. The portfolio of loans serviced for others totaled $487 million at year-end 2011, compared to $320 million at the start of the year, and included the impact of the bank acquisitions. Unused home equity lines of credit totaled $225 million at year-end 2011, increasing from $173 million at the prior year-end, including the impact of the bank acquisitions. Based on year-end outstanding loan balances, the line of credit utilization rate was 57% both at the end and at the beginning of 2011. Home equity balances outstanding decreased by 13% on an organic basis in 2011, reflecting in part the drop in demand due to refinancings and the low fixed rate mortgage alternatives.

Yields have generally been declining for many loan categories during 2011 due to the impact of run-off and of the ongoing low interest rate environment on originations. Loan yields benefited from the higher rates associated with the Rome small business loan portfolio and rates associated with some of the Legacy commercial real estate portfolio. Loan yields also benefited from the higher rates assigned to acquired non-performing and higher risk loans as a result of fair value accounting. With this benefit, the 4.74% yield on total average loans in the fourth quarter of 2011 was down only slightly from 4.77% in the same quarter of 2010. Similarly, for the year 2011, the average loan yield decreased slightly to 4.79% from 4.87% in the prior year. The average balance of total loans increased by 29% to $2.6 billion in 2011, reflecting the partial year benefit of the acquired loan portfolios.

Berkshire continues to favor an asset sensitive interest rate risk profile, and seeks to manage the retention of long term fixed rate loans. A portion of fixed rate residential mortgage originations is sold in the secondary market, and interest rate swaps are sometimes used to provide fixed rate protection where it is sought by large commercial borrowers. The total amount of swapped commercial loans increased to $160 million from $137 million in 2011. The Bank offers back-to-back interest rate swaps to certain commercial loan customers, which effectively allows the Bank to book a variable rate loan while providing the customer with an option to fix its interest rate. This allows the Company to be more competitive with national financing sources and to avoid booking long-term, fixed rate assets at current low interest rates, as well as providing a source of fee income. Commercial loan swap fee income decreased to $0.5 million in 2011 from $1.3 million in the prior year due to lower demand for fixed rate protection in the ongoing low interest rate environment.

Total loans with repricings over five years increased to $921 million at year-end 2011, compared to $527 million at the beginning of the year. In addition to the impact of the acquired loan portfolios, this growth also reflected the increased retention of fixed rate mortgage loan originations during the year to offset the impact of loan prepayments and indirect auto loan run-off on interest income. Total loans repricing under three months increased in 2011 to $935 million from $758 million, including the impact of growth in commercial business loans.

Asset Quality. Under accounting standards for business combinations, acquired loans are recorded at fair value and are deemed performing regardless of their payment status. Therefore, some overall portfolio measures of asset quality at year-end 2011 are not comparable to those in prior years.

Non-performing assets were 0.65% of total assets at year-end 2011. Total non-performing assets were $26 million at year-end 2011, compared to $17 million at the start of the year. Loans which became non-performing during the year totaled $29 million in 2011, compared to $18 million in the prior year. Growth in non-performing assets in 2011 was partially offset by resolutions totaling $20 million including upgrades, collections, and charge-offs. New non-performing assets were primarily commercial real estate development loans originated prior to the recession where development plans did not come to fruition. Residential mortgages contributed $5 million to the increase in non-performing assets, due to a limited number of loans which became past due. At year-end 2011, the largest non-performing asset was a $3 million commercial land loan. The ten largest non-performing loans totaled $15 million and were generally well secured, with $1.4 million in impairment reserves required as of year-end.

Accruing loans over 90 days past due measured 0.34% of total loans at year-end 2011, compared to 0.05% at the start of the year. This increase included past due loans acquired in the business combinations, which are recorded as accruing under accounting standards for business combinations, as well as an increase in delinquent residential mortgages. Loans delinquent 30-89 days increased to 0.55% of total loans from 0.26% due primarily to a small number of commercial real estate loans. Loan classified as performing troubled debt restructurings decreased to $1 million from $7 million during 2011 due to current loan performance resulting in a reclassification from the troubled status. There were no loans which were restructured in 2011 that subsequently defaulted during the year.

Foreclosed real estate remained negligible at year-end 2011, totaling $1.9 million. The Company recorded $2.0 million in foreclosed property expenses in 2011 primarily due to writedowns on one commercial property due to lower offering prices from prospective buyers. The Company anticipated the liquidation of this property in 2012.

Net loan charge-offs were 0.27% of average loans in 2011. Total net charge-offs were $7.0 million in 2011, compared to $8.4 million in the prior year. There were no net charge-offs recorded for acquired loans. The acquired loans were recorded with $13.3 million in non-accretable discounts representing the expected uncollectable contractual amounts owed on acquired loans. The expected cash flows of acquired loans are evaluated quarterly.

The credit risk profile of the Company’s loan portfolio is described in the Loans footnote in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans, and criticized assets are the total of criticized loans and foreclosed real estate. The Company measures criticized and classified assets in comparison to total assets and to the sum of Tier One regulatory capital plus the loan loss allowance. Criticized assets, total assets, and capital increased as a result of the business combinations in 2011. As noted above, acquired loans were recorded at fair value, net of estimated nonaccretable credit discounts, and all acquired loans were recorded as performing. The recorded values were in line with estimates made by Berkshire during due diligence prior to negotiating the final terms of the merger agreements, and the quality and performance of acquired criticized assets has been within the range of Berkshire’s expectations.

Total criticized assets were $162 million at year-end 2011, compared to $132 million at the start of the year, decreasing to 4.1% of total assets from 4.6% during the year. Compared to the sum of Tier One capital plus the loan loss allowance, criticized assets decreased to 47% from 54% during the year. This improvement included the benefit of risk rating upgrades during the year reflecting improved credit metrics on a number of commercial loans. The ratio of classified assets to the sum of Tier One capital plus the loan loss allowance decreased to 35% from 37%. Total classified assets increased to $123 million from $91 million due primarily to the acquired loans. Performing commercial substandard loans at year-end 2011 were $91 million, including $16 million in acquired loans. Excluding the acquired loans, performing commercial substandard historical loans totaled $75 million at year-end 2011, compared to $73 million at the start of the year. These loans are viewed as potential problem loans with a possibility of loss if weaknesses are not corrected. The ten largest of these loans totaled $43 million, with the largest loan having a $10 million balance and two other loans with balances over $5 million. These three loans were all commercial office and retail rental properties that were performing and not viewed as impaired.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate. The Company’s methodologies for determining the loan loss allowance are discussed in Item 1 of this report and Item 8 includes further information about the accounting policy for the loan loss allowance and the Company’s accounting for the allowance in the consolidated financial statements.

The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated and which are inherent in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses relating to acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date.

The total amount of the loan loss allowance was $32.4 million at year-end 2011, compared to $31.9 million at the start of the year. This increase included a $0.5 million general reserve on acquired loans reflecting further seasoning and environmental factors in the second half of the year. The allowance related to historical loans measured 1.41% of historical loans (excluding acquired loans) at year-end 2011, compared to 1.49% at the start of the year. This reflected general improvement in the credit profile of historical loans during the year. Additionally, the decrease in the general allowance allocated to business loans included the impact of the Company’s additional experience and history with its asset based lending program. The loan loss allowance measured 1.10% of total loans at year-end 2011.

The specific valuation allowance assigned to impaired loans increased slightly to $2.8 million from $2.5 million during the year. Total loans deemed impaired increased to $17.4 million from $14.2 million at the start of the year. The allowance provided 4.6X coverage of net loan charge-offs in 2011 and 1.3X coverage of year-end non-performing loans.

Other Assets

The total amount of cash and short term investments increased by $31 million at year-end 2011, compared to the start of the year. This increased liquidity was being held for use in settling the $55 million in liabilities related to discontinued operations, which were sold in January, 2012.

Premises and equipment increased by $22 million in 2011, primarily due to the premises acquired in the bank acquisitions.

Goodwill increased by $41 million, including $17 million related to the Rome acquisition and $29 million related to the Legacy acquisition, less amounts related to discontinued operations. Goodwill is the difference between the fair value of consideration paid for these acquisitions and the fair value of net assets and liabilities acquired. The balance of goodwill includes goodwill related to prior acquisitions. Goodwill is analyzed annually for impairment in accordance with accounting standards, and there was no impairment charge recognized based on the most recent analysis in 2011. Other intangible assets increased by $10 million, primarily due to the fair value of the core deposit intangible assets recorded for the Rome and Legacy acquisitions. These assets are being amortized over eight - ten years based on the sum of the years digits method.

The cash surrender value of bank-owned life insurance policies increased by $29 million primarily due to policies acquired with the Rome and Legacy mergers. These policies are primarily general account policies issued by carriers rated “A” or better. Increases in the cash surrender value of these policies are recorded in non-interest income. There is no income tax expense associated with this income, which partially offsets the cost of employee benefits. In 2011, the tax equivalent yield on the average balance of these policies was approximately 6.2% compared to 5.9% in the prior year.

Total “Other assets” increased by $32 million (55%) in 2011. This included a $22 million increase in tax assets plus the addition of various receivable, prepaid, and other miscellaneous assets from the acquired banks. The total balance of the net deferred tax asset stood at $40 million at year-end 2011, including a $22 million increase during the year primarily due to the impact of deferred tax adjustments related to fair value adjustments and core deposit intangible assets recognized with the bank acquisitions. These deferred tax balances will be amortized as the related purchase accounting impacts are amortized into income in future years.

The $5 million balance of assets from discontinued operations represents loans, premises, and other assets related to the branches held for sale at year-end 2011.

Deposits. Total deposits increased by $897 million (41%) to $3.10 billion in 2011. This included $229 million in acquired Rome balances and $661 million in acquired Legacy balances and excluded $210 million in deposits transferred to discontinued operations. The acquired Rome and Legacy deposits (excluding discontinued operations) included $135 million in transaction balances, $65 million in money market balances, $225 million in savings balances, and $252 million in time account balances. As a result of acquired balances and organic activity, money market balances increased from 32% to 34% of total deposits, and time accounts decreased from 34% to 32% of the total. Transaction and savings account balances remained unchanged at 23% and 11% of total deposits, respectively.

Excluding the $677 million net total of balances related to acquisitions and divestitures, total organic deposit growth was $216 million (10%) in 2011. Most of this organic growth was in the Albany, New York region. The New York growth reflected ongoing deposit growth related to the Bank’s de novo branches opened in recent years in this strategically important region. The Bank opened an additional two branches in this region in 2011. Overall organic growth was strongest in checking account balances (22%) and money market account balances (25%). Berkshire promotes these account types, which provide more relationship cross-sale opportunities. Organic deposit growth has included the contribution of growth in commercial balances related to the increased volumes of commercial business.

By emphasizing lower cost non-maturity deposits and lowering time deposit costs, the Company has reduced the cost of its deposits in order to offset the impact of lower asset yields in the current low interest rate environment. The average annualized cost of deposits decreased to 0.73% in the fourth quarter of 2011 from 1.15% in the fourth quarter of 2010. A total of $523 million in time deposits are scheduled to mature in 2012, and the weighted average cost of time deposits is expected to continue to decline based on continuing low interest rates. The average balance of total deposits increased by 33% to $2.7 billion in 2011, including the impact of the bank acquisitions during the year.

Borrowings and Debentures. Total borrowings and debentures decreased by $23 million to $237 million in 2011, as excess liquidity from deposit growth was used to pay down short-term borrowings from the Federal Home Loan Bank. At year-end 2011, Berkshire had $200 million in notional amount of interest rate swaps outstanding in relation to the $237 million in total borrowings and debentures. This notional swap amount increased from $160 million at the start of the year due to the addition of $40 million in forward starting swaps, bringing the total amount of forward starting swaps to $80 million. The average cost of borrowings (including the impact of related swaps) increased to 3.35% in the fourth quarter of 2011, compared to 2.92% in the fourth quarter of 2010. This reflected a change in the borrowings mix as a result of the repayment of low cost overnight borrowings during the year.

Derivative Financial Instruments. At year-end 2011, the Company held derivatives with a total notional amount of $578 million. Of this total, interest rate swaps with a combined notional amount of $200 million were designated as cash flow hedges and $335 million have been designated as economic hedges.  The remaining $43 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments.

The $200 million of cash flow hedges were hedging borrowings and debentures as described above. The $335 million in economic hedges consisted principally of $160 million in total notional value of interest rate swaps with commercial customers, which were offset with back-to-back swaps with bank counterparties. This was a 17% increase over the $137 million notional value of these swaps at the start of the year. Economic hedges also included a $14 million interest rate swap on an economic development bond designated as a trading security.

The net fair value of derivative financial instruments was estimated at a net loss of $13 million at year-end 2011, compared to $11 million at the start of the year, due primarily to the impact of further decreases in market interest rates on the economic hedge of the trading security, which is offset by the improved value of the trading security. The total net loss primarily relates to $9 million in losses on the cash flow hedges due to the impact of falling interest rates on the fixed payment swap obligations. At year-end 2011, gross losses of $27 million were recorded as derivative liabilities included in other liabilities and gross gains of $14 million were recorded as derivative assets in other assets. At year-end 2011, the Company also had a $5 million unamortized balance from a terminated swap in accumulated other comprehensive income which is being amortized into earnings.

Stockholders’ Equity. Total equity increased by $165 million (42%) to $553 million in 2011. Paid in capital increased by $157 million due to the merger consideration issued for the bank acquisitions. The Rome consideration was 70% stock and 30% cash, while the Legacy consideration was 90% stock and 10% cash. The cash consideration was paid from the liquid assets of the acquired companies. As a result of these acquisitions, total shares outstanding increased by 50% to 21.1 million from 14.1 million. Equity growth also included the benefit of $18 million in net income less $12 million in dividends paid. The increase in equity further included the impact of options acquired as part of the merger consideration, as well as exercises of existing outstanding stock options, and a decrease in the accumulated other comprehensive loss due to improvement in the fair value of investment securities and cash flow hedges. Tangible equity is measured as the difference between total equity and total goodwill and intangible assets. Tangible equity increased by $114 million (53%) to $330 million during the year. Tangible equity, and measures that refer to tangible equity, are non-GAAP financial measures. They are used by investors as an alternate measure of capital strength. Many regulatory capital measures also adjust equity to exclude goodwill and most intangible assets.

Capital remained strong at year-end 2011, with equity/assets improving to 13.9% from 13.5%, and tangible equity/assets improving to 8.8% from 8.0%. Book value per share decreased to $26.17 from $27.61 due to the impact of current market prices used to value merger stock consideration on the bank acquisition dates. Tangible book value per share increased by 2% to $15.60 from $15.31 during 2011.

In the fourth quarter, the Company increased its quarterly cash dividend by 6% from $0.16 per share to $0.17 per share. Compared to the year-end stock closing price of $22.19, this equated to a 3.1% annualized dividend yield. Based on the year-end stock price, the market capitalization of Berkshire’s common stock was $469 million, which was a 51% increase over the $311 million market capitalization at the start of the year. Based on its high price of $24.14 on the date of the Legacy acquisition, the Company’s highest market capitalization during the year was approximately $510 million.

At year-end 2011, the Bank’s regulatory capital ratios exceeded the requirements to be considered “well capitalized”, with the total risk-based capital ratio increasing to 11.3% from 10.6% at the start of the year. Berkshire Bank’s federal regulator is the FDIC.

The Company is a savings and loan holding company and is not subject to specific regulatory capital requirements. In the third quarter of 2011, the regulation of Berkshire Hills Bancorp (the holding company) became the responsibility of the Federal Reserve Bank of Boston. The holding company’s prior federal regulator, was the Office of Thrift Supervision, which was eliminated by federal legislation. Under a transition rule, the Federal Reserve Bank is expected to specify specific regulatory capital requirements for savings and loan holding companies which will become effective in 2015. The Company does not expect that there will be any material impact on its business as a result of this holding company regulatory change.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Berkshire’s results in 2011 included Rome operations acquired on April 1, 2011 and Legacy operations acquired on July 21, 2011. As a result, most categories of revenue and expense increased due to these acquisitions. Earnings per share were affected by the issuance of 7.0 million additional Berkshire common shares related to these acquisitions. All references to revenue and expense in this discussion exclude discontinued operations of Legacy branches.

Net income increased by $3.7 million (27%) to $17.6 million in 2011, compared to $13.9 million in 2010. Earnings per share decreased slightly to $0.98 from $1.00 due to the additional shares issued for the bank acquisitions. Berkshire’s 2011 return on assets was 0.50% and its return on equity was 3.69%; these were little changed from the prior year measures of 0.51% and 3.62%, respectively.

Full year results were affected by the timing of the acquisitions and of merger related charges. The fourth quarter of 2011 was the first full quarter to include the operations of the acquired banks. It is therefore viewed as better reflecting the operating benefit of the bank acquisitions. Fourth quarter 2011 return on assets increased to 0.85% and return on equity increased to 6.22%. The improved fourth quarter profitability primarily reflected the benefit of positive operating leverage, with revenue growth exceeding expense growth.

In addition to absorbing the costs of business expansion, the Company has maintained a modest asset sensitive interest rate risk profile and has sacrificed higher current income in order to avoid the negative impact of potential future interest rate increases. The Company’s long term objectives are to produce a return on assets exceeding 1% and a return on equity exceeding 10%. The Company is pursuing these objectives while also maintaining an asset sensitive interest rate risk profile which results in lower interest margins in the current environment, and while maintaining its ongoing investment in expansion and infrastructure development to support future revenue and earnings growth.

Results in 2011 included $10.4 million in after-tax impact from non-recurring and merger related items and discontinued operations, compared to $0.4 million for such items in the prior year. Excluding these items, recurring net income was $27.9 million ($1.56 per share) in 2011, compared to $14.2 million ($1.02 per share in the prior year). The growth in recurring earnings per share is estimated to be the benefit of positive operating leverage resulting from revenue growth and disciplined expense management, together with the accretive benefit of the Rome and Legacy acquisitions.

Berkshire refers to its recurring revenues, expenses, and income excluding the impact of these non-recurring and merger items and discontinued operations. Most of these items were directly related to the mergers of Rome and Legacy and are not ongoing operating revenue and expenses of Berkshire. Berkshire chose to acquire these banks and incur these expenses in order to benefit future income from recurring operations, and they are viewed as part of the economic investment for the acquisition of these franchises. This discussion includes reference to recurring revenue, expense, and income in analyzing 2011 results. These are not GAAP measures and are not intended to substitute for GAAP income and expense measures. Merger related items were within the range of the Company’s expectations. Merger related expenses consisted primarily of severance and benefit related costs related to the change in control of the acquired entities. Merger expenses also included professional fees and contract termination costs.

Total Net Revenue. Total net revenue increased by $36 million (33% compared to the comparable prior period measure) to a record level of $142 million in 2011. Net revenue ended the year at a fourth quarter annualized run rate of approximately $160 million, which was a 45% increase over the $110 million annualized run rate in the fourth quarter of 2010 due to the benefit of the mergers and organic growth. Net revenue per share increased by 3% to $7.93 in 2011. Fee income was 24% of net revenue in 2011, compared to 28% in the prior year, as the acquired banks had a higher reliance on net interest income as a revenue source.

Net Interest Income. Net interest income increased by $30 million (38%) to $107 million in 2011 compared to 2010, including the benefit of the bank acquisitions net of discontinued operations. The pro forma revenue analysis disclosed in Note 3 of the consolidated financial statements included components for net interest income and non-interest income. The pro forma net interest income for the combined entities was estimated to be $129 million in both 2010 and 2011, assuming that the mergers had been completed at the beginning of each of those years. Annualized fourth quarter 2011 net interest income was $124 million, which was lower than these pro forma results. This primarily reflected a 5% reduction in total earning assets to $3.5 billion at year-end 2011, compared to the $3.7 billion combined total of the three banks a year earlier. This reduction was primarily due to the impact of the $0.2 million in discontinued operations, along with the reduced use of leverage related to borrowings after the banks were combined.

The net interest margin improved to 3.57% in 2011 compared to 3.28% in 2010. The average yield on earning assets decreased to 4.61% in 2011, compared to 4.73% in the prior year, reflecting the ongoing impact of the low interest rate environment on portfolio yields and on the market interest rates assigned to acquired assets. Net interest income in 2011 included $3.2 million in net credits to interest income for accretion of net discounts on acquired loans and $2.1 million in net credits to interest expense related to the amortization of net fair value adjustments for acquired deposits and borrowings. The impact of these credits on net income was mostly offset by charges totaling $4.2 million which were recorded to intangible asset amortization expense.

In the ongoing low interest rate environment, the cost of interest bearing liabilities decreased to 1.23% in 2011 compared to 1.72% in the prior year. Additionally, the Company has maintained a close focus on the pricing of loans and deposits in order to mitigate the impact of the tighter margins in the low interest rate environment, and it has pursued strategies to increase low cost deposit funding sources. The cost of deposits decreased to 0.87% in 2011 compared to 1.28% in the prior year, and the fourth quarter 2011 cost of deposits further decreased to 0.73% reflecting these ongoing strategies.

The Company adheres to disciplines in pricing its assets and liabilities in order to maintain an appropriate net interest margin while also achieving its asset/liability objectives. The Company strives to maintain a modestly asset sensitive interest rate risk profile so that long term earnings will benefit when interest rates increase from the very low levels that have existed in the most recent years. The current low level of interest rates is generally leading to tighter interest margins in the banking industry. The Company therefore plans to continue to adjust its pricing and to pursue volume growth in conjunction with its long term net interest margin objectives.

Non-Interest Income. Non-interest income increased by $6 million (20%) to $36 million in 2011 compared to 2010. Based on the pro forma analysis noted in the consolidated financial statements, pro forma non-interest income for the combined entities was estimated to be $42 million in 2011, compared to $38 million in the prior year. Excluding gains and losses recorded by the combined banks, pro forma non-interest income was approximately $38 million in each of the years 2011 and 2010. Growth in deposit fees income helped to offset the impact of discontinued operations and lower loan fee income. The Company’s total loan related fee income decreased by $0.2 million (7%) in 2011 compared to 2010 due to a $0.8 million decrease in commercial loan interest rate swap fees as a result of lower demand for fixed rate protection in the ongoing low interest rate environment. Deposit related fees increased by $2.8 million (25%) in 2011. Compared to average deposit balances, deposit fees measured 0.50% of average deposits in 2011, compared to 0.53% in the prior year, due primarily to the full year impact of the 2010 adoption of Regulation E affecting overdraft fees. Insurance fee income was flat in 2011, with certain volume gains being offset by ongoing soft insurance premium pricing conditions and lower contingency revenues. The acquired banks had no significant insurance revenues. Wealth management revenues increased by 31% primarily due to the benefit of acquired Legacy operations. Year-end total wealth and investment assets under management increased to nearly $1 billion in 2011 including the acquired Legacy portfolio.

Non-interest income includes bank owned life insurance income and losses on tax credit related equity limited partnership interests. Bank owned life insurance income is based on increases in the cash surrender value of these insurance policies, which were previously described in the Other Assets section of this discussion above. This income was $2.3 million in 2011, compared to $1.4 million in 2010, primarily reflecting the additional acquired policies from the merged banks. Losses on tax credit partnership interests totaled $1.9 million in 2011, compared to $1.4 million in 2010. These losses are more than offset by credits to current period income tax expense which are based on government programs to subsidize the related investments, which include low income housing and solar energy installations. The Company also reported $2.1 million in non-recurring gains in 2011 which primarily related to gains recorded on equity investments in Rome and Legacy which had been made prior to merger discussions as part of the Company’s ongoing program to invest in common stock of regional community banks.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The provision for loan losses totaled $8 million in 2011, compared to $9 million in 2010. The provision for loan losses exceeded net loan charge-offs in both years, and resulted in an increase in the allowance for loan losses that was generally related to loan growth.

Non-Interest Expense. Total non-interest expense increased by $34 million (42%) to $116 million in 2011 compared to 2010. Most categories of non-interest expense increased as a result of the Rome and Legacy acquisitions in 2011. Non-interest expense in 2011 included $20 million in non-recurring and merger related expenses which were previously described in this discussion of operating results. These expenses included $9 million in compensation and severance related expenses, $5 million in professional services, and $3 million in premises related charges, together with accruals for systems conversion costs. Excluding these items, recurring non-interest expense increased by $15 million (18%). Berkshire estimated that by year-end 2011, it had achieved its targeted recurring non-interest expense savings of 35% related to Rome operations and 42% related to Legacy operations.

By holding recurring expense growth below revenue growth, Berkshire produced positive operating leverage and improved recurring profitability. As was previously noted, expense growth in 2011 included the impact of investments in business expansion, including new branches, and targeted resource additions in certain business lines and infrastructure development. The Company measures its recurring non-interest expense in relation to total assets. The comparison of recurring non-interest expense to average assets is a non-GAAP financial measure intended to provide further information about the efficiency of ongoing operations. Fourth quarter annualized recurring non-interest expense measured 2.60% of average assets in 2011, compared to 2.97% in 2010. Full-time equivalent employees totaled 760 at year-end 2011 (excluding staff related to discontinued operations), an increase of 161 compared to 599 at year-end 2010. Full-time equivalent employees of Rome and Legacy totaled 270 at year-end 2010.

At the beginning of the second quarter, the FDIC implemented new banking industry deposit insurance assessment rates and formulas. This change reduced FDIC insurance expense, which measured 0.12% of average deposits in 2011, compared to 0.17% in 2010. Expense of other real estate owned increased in 2011 primarily due to write-downs of foreclosed real estate. Amortization of intangible assets increased due primarily to the core deposit intangibles recorded for the bank acquisitions.

Income from Continuing Operations. Income from continuing operations increased by $3 million (20%) to $17 million in 2011 compared to 2010. The effective tax rate on income from continuing operations was 11% in 2011 compared to 16% in 2010. As discussed in the consolidated financial statements, results in 2011 and prior years included the impact of an accounting error correction related to the tax credit limited partnerships which was not material to the financial statements. This tax credit, which equated to a 7% effective credit to the 2011 effective tax rate, was previously reported as a component of non-interest income. Before this credit, the effective tax rate from continuing operations was 18% in 2011 compared to 21% in 2010. The decrease in 2011 reflects the benefit of non-taxable gains on the Rome and Legacy acquisitions.

Income from Discontinued Operations. Income from discontinued operations was $914 thousand in 2011. Discontinued operations related to branches held for divestiture in the second half of 2011. Four of these branches were divested in the fourth quarter and the remaining four were divested in January 2012. The divestiture in 2011 resulted in a $4.9 million pre-tax gain. The tax rate on discontinued operations was 80% due to the non-deductibility of goodwill for income tax purposes in determining the taxable gain on divestiture. Primarily as a result of this higher tax rate on discontinued operations, the effective tax rate on total continuing and discontinued operations increased to 25% in 2011 from 16% in prior year.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments – banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed. In the insurance segment, revenues decreased by 1% due to ongoing soft pricing conditions and reduced contingency fees in the industry. Expenses decreased by 7%, and as a result, insurance segment net income increased by 28%. The Parent’s net interest income included dividends from the insurance segment. Parent non-interest expense increased due primarily to professional fees related to the bank acquisitions. Most of the parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.

Total Comprehensive Income. Total comprehensive income includes net income together with other net comprehensive income (loss). The latter measures changes in accumulated other comprehensive (loss) income, which consist of changes (after-tax) in the unrealized market gains and losses on securities available for sale and the net gain (loss) on derivative instruments used as cash flow hedges, including a terminated hedge. The Company recorded comprehensive income of $19 million due primarily to $18 million in net income discussed previously. Comprehensive income in 2010 was $10 million, including net income of $14 million which was partially offset by an other comprehensive loss relating to unrealized losses on derivatives instruments due to ongoing low interest rates.

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

On a per share basis, the Company recorded earnings of $1.00 per share in 2010 compared to a loss of $1.51 in 2009. In 2009, per share results were impacted by preferred dividends in the first half of the year, which reduced income available to common shareholders by $0.30 per share.

Financial highlights in 2010 included: 13% net revenue growth; 11% net interest income growth; 6% fee income growth; 9% loan growth; 11% deposit growth; and 4% expense growth including costs of business expansion

Reflecting the improved earnings, the return on assets was 0.51% and the return on average common equity was 3.62% in 2010. In addition to absorbing the costs of business expansion, the Company maintained a modest asset sensitive interest rate risk profile and sacrificed higher current income in order to avoid the negative impact of anticipated future interest rate increases.

Total Net Revenue. The Company achieved $107 million total of net revenue in 2010. The record net revenue in 2010 was due to record net interest income totaling $77 million. Net revenue per share increased by 7% to $7.68 in 2010 from $7.19 in the prior year. Fee income was 28% of total net revenue in 2010, down slightly from 30% in the prior year.

Net Interest Income. Net interest income increased by $7 million (11%) to $77 million in 2010. Most of this increase was due to an improvement in the net interest margin to 3.28% in 2010 from 3.00% in 2009. Additionally, net interest income benefited from a 2% increase in average earning assets resulting from the 2% increase in average loans. The improvement in the net interest margin resulted largely from the Company’s strategies to reduce funding costs and included the benefit of prepayments made at the end of 2009 on certain borrowings. Both asset yields and funding costs decreased during the year due to the effects of the ongoing low interest rate environment. Funding costs were reduced at a greater rate, and both deposit and borrowings costs declined during the year. This produced a steady improvement in the net interest margin from 3.05% in the fourth quarter of 2009 to 3.30% in the final two quarters of 2010. At the start of 2010, the Company’s interest rate model indicated that the margin would be under further pressure if interest rates did not increase in 2010. The Company undertook various initiatives previously described to offset this margin pressure and to increase the net interest margin towards its long term goal of 3.50%.

Non-Interest Income. Non-interest income increased by $5 million (18%) to $30 million in 2010 due to a similar increase in fee income. A $2 million increase in loan fee income included increases in net residential mortgage loan sale income, mortgage servicing income, and commercial lending fees. Total deposit related fees increased by $1 million (7%) in 2010 due primarily to higher business volumes. Amendments to Regulation E requiring customer opt-in for eligibility for certain overdraft privileges became effective in the third quarter of 2010 for all banks. The Company aggressively solicited checking account customers to obtain opt-ins in order to minimize the potential negative impact on overdraft volume and fee income, with more than 80% of solicited accounts choosing the opt-in. Additionally, the Company made other changes to its checking account offerings. The fourth quarter of 2010 was the first complete quarter following the implementation of this regulatory change. Total checking and related fee income was flat in the fourth quarter of 2010 compared to 2009, reflecting the Company’s strategy to avoid any negative income impact from this regulatory change. Insurance fee income decreased by $1 million (9%) due primarily to lower contingency fee income, as well as lower premium income, related to the soft pricing and profitability conditions in the property casualty insurance business. Insurance results also include the impact of lower premium volumes as a result of the recession and competitive auto insurance conditions, which was partially offset by growth in commercial insurance accounts in 2010. In the fourth quarter of the year, insurance premium income increased by 8% over the prior year comparable period, reflecting improved business conditions in the most recent period. For the year 2010, wealth management income decreased by 7% due to competitive factors. The decrease in all other non-interest income was primarily due to decreased losses on tax credit limited partnership interests, which are offset by credits to income tax expense. In 2009, the $1 million charge for non-recurring non-interest income items included prepayment fees, a swap termination gain, and a credit for a merger termination fee.

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

Non-Interest Expense and Income Tax Expense. Total non-interest expense increased by $3 million (4%) in 2010 compared to 2009. By holding expense growth below revenue growth, the Company produced positive operating leverage. which contributed to the 55% increase in pre-tax pre-provision earnings from year to year. As was previously noted, expense growth in 2010 included the impact of investments in business expansion, including new business lines, new branches, and targeted resource additions in certain business lines and infrastructure development. The Company measures its recurring non-interest expense in relation to total assets. Compared to average assets, this measure increased to 2.97% in 2010 from 2.93% in the prior year. However, most asset growth was in the second half of the year, and compared to year-end assets, this measure declined to 2.82% from 2.89%.

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

The Company’s effective income tax rate was 16% in 2010 and included the proportionately greater benefit of tax exempt income on investment securities and other tax preference items compared to total pre-tax income. The Company recorded a $16 million income tax benefit in 2009, measuring 49% of the pre-tax loss.

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

Item 7-7A - Table 1 - Average Balance and Weighted Average Interest Rates
		2011			2010			2009
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans:
Residential Loans	$876.1	$42.5	4.85%	$633.6	$32.9	5.19%	$642.9	$34.7	5.40%
Commercial Mortgages	1,058.0	52.9	5.00	881.9	43.3	4.91	829.3	42.3	5.10
Commercial Business Loans	344.3	16.5	4.79	204.0	10.5	5.15	177.8	10.0	5.62
Consumer Loans	336.7	13.4	3.98	299.9	11.7	3.90	332.5	14.7	4.42
Total Loans	2,615.1	125.3	4.79	2,019.4	98.4	4.87	1,982.5	101.7	5.13
Investment securities (2)	444.9	16.5	3.71	403.5	16.7	4.14	368.5	16.0	4.34
Federal funds sold and short-term investments	14.7	-	0.11	11.4	-	0.14	42.1	0.1	0.24
Total interest-earning assets	3,074.7	141.8	4.61	2,434.3	115.1	4.73	2,393.1	117.8	4.92
Intangible assets	207.5			174.5			177.6
Other non-interest earning assets	201.8			134.2			112.2
Total assets	$3,484.0			$2,743.0			$2,682.9

Interest-bearing liabilities:
Deposits:
NOW accounts	$244.2	$0.9	0.37%	$199.3	$0.7	0.4%	$188.2	$0.8	0.43%
Money market accounts	833.3	5.6	0.67	597.3	5.6	0.94	499.6	6.4	1.28
Savings accounts	369.6	0.8	0.22	224.3	0.6	0.27	212.3	0.7	0.33
Certificates of deposit	902.6	16.3	1.81	749.2	19.4	2.59	777.1	24.7	3.18
Total interest-bearing deposits	2,349.7	23.6	1.00	1,770.1	26.3	1.49	1,677.2	32.6	1.94
Borrowings and debentures	250.4	8.4	3.35	282.0	9.0	3.19	312.9	13.3	4.25
Total interest-bearing liabilities	2,600.1	32.0	1.23	2,052.1	35.3	1.72	1,990.1	45.9	2.31
Deposits:
deposits	377.9			279.1			256.4
Other non-interest-bearing
liabilities	29.8			28.7			24.2
Total liabilities	3,007.8			2,359.9			2,270.7
Equity	476.2			383.1			412.2
Total liabilities and equity	$3,484.0			$2,743.0			$2,682.9
Net interest-earning assets	$474.6			$382.2			$403.0
Net interest income		109.8			79.8			71.9

Supplementary data
Total non-maturity deposits	$1,825.0			$1,300.0			$1,156.5
Total deposits	2,727.6			2,049.2			1,933.6
Fully taxable equivalent adjustment	2.7			2.8			2.3

Interest rate spread			3.38%			3.01%			2.61%
Net interest margin			3.57			3.28			3.00
Cost of funds			1.08			1.52			2.04
Cost of deposits			0.87			1.28			1.69
Interest-earning assets/interest-bearing liabilities			118.25			118.62			120.25

Notes:

(1)	The average balances of loans includes nonaccrual loans, loans held for sale, and deferred fees and costs.
(2)	The average balance of investment securities is based on amortized cost. The average balance of equity also reflects this adjustment.
(3)	The above schedule includes balances associated with discontinued operations.

Rate/Volume Analysis

The following table presents the effects of rate and volume changes on the fully taxable equivalent net interest income.  Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 35%.  For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate) and (3) changes in volume/rate (change in rate multiplied by change in volume) have been allocated proportionately based on the absolute value of the change due to the rate and the change due to volume.

Item 7-7A - Table 2 - Rate Volume Analysis
	2011 Compared with 2010			2010 Compared with 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:
Residential Loans	$(2,262)	$11,879	$9,617	$(1,341)	$(498)	$(1,839)
Commercial Mortgage Loans	861	8,796	9,657	(1,643)	2,620	977
Commercial Business Loans	(817)	6,764	5,947	(867)	1,397	530
Consumer Loans	232	1,457	1,689	(1,647)	(1,367)	(3,014)
Total Loans	(1,986)	28,896	26,910	(5,497)	2,151	(3,346)
Investment securities	(1,826)	1,626	(200)	(773)	1,466	693
Short-term investments	(4)	4	-	(47)	(53)	(100)
Total interest income	(3,816)	30,526	26,710	(6,316)	3,563	(2,753)

Interest expense:
NOW accounts	62	169	231	(137)	45	(92)
Money market accounts	(1,774)	1,842	68	(1,945)	1,109	(836)
Savings accounts	(98)	333	235	(154)	38	(116)
Certificates of deposit	(6,660)	3,492	(3,168)	(4,395)	(859)	(5,254)
Total deposits	(8,470)	5,836	(2,634)	(6,631)	333	(6,298)
Borrowings	400	(1,045)	(645)	(3,032)	(1,220)	(4,252)
Total interest expense	(8,070)	4,791	(3,279)	(9,663)	(887)	(10,550)
Change in net interest income	$4,254	$25,735	$29,989	$3,347	$4,450	7,797

Changes in volume/rate (change in rate multiplied by change in volume) have been allocated proportionately based on the absolute value of the change due to the rate and the change due to volume.

Liquidity and Capital Resources

Liquidity is the ability to meet cash needs at all times with available cash or by conversion of other assets to cash at a reasonable price and in a timely manner. At year-end 2011, the parent company had $16 million in cash and equivalents, compared to $13 million at the start of the year. This cash was held on deposit in the Bank. The primary ongoing source of funding for the parent company is dividend payments from the Bank and from Berkshire Insurance Group. There were no dividend payments from the Bank in 2011; Berkshire Insurance Group paid $4 million in dividends to the parent company in 2011. Additional potential sources of liquidity are proceeds from borrowings and capital offerings, and from stock option exercises. The main uses of liquidity are the payment of common stockholder dividends, routine operating expenses, debt service on outstanding borrowings and debentures, purchases of treasury stock, and business acquisitions. In 2011, business acquisitions were both sources and uses of cash at the parent. Sources and uses of cash at the parent are reported in the condensed financial statements of the parent company included in the notes to the consolidated financial statements. There are certain restrictions on the payment of dividends by the Bank as discussed in the Stockholders’ Equity note to the consolidated financial statements. At the beginning of 2011, under state statutes and based on its condition at that date, the Bank’s retained earnings were $8 million below the statutory amount necessary to be eligible to pay dividends from future earnings. At the beginning of 2012, including the benefit of 2011 net income, the Bank was eligible to pay dividends from existing and future retained earnings. In the past, the parent has maintained credit facilities with correspondent banks and such facilities may be arranged in the future.

The Bank’s primary source of liquidity is customer deposits and the main use of liquidity is the funding of loans and lending commitments. Additional routine sources are borrowings, repayments of loans and investment securities, and the sale and repayments of investment securities. The Bank also utilizes the mortgage secondary market, and primarily the federal mortgage agencies, as a source of funds for residential mortgages which are sold into that market. The Bank closely monitors its liquidity position on a daily basis. Sources of borrowings include advances from the FHLBB and borrowings at the Federal Reserve Bank of Boston. As of year-end 2011, based on its arrangements and collateral amounts, the Bank had potential borrowing capacity totaling $667 million with the Federal Home Loan Bank of Boston. At year-end 2011, the utilization of borrowings decreased during the year in part due to the benefit of 10% organic deposit growth. One general measure of liquidity is the loan/deposit ratio, which stood at 95% at year-end 2011 compared to 97% at the start of the year – a lower ratio generally indicates more liquidity. Additionally, as a result of the bank acquisitions in 2011, the Company believes that it has further improved its access to sources of liquidity and capital, including the benefits of branch expansion and a higher volume of issued and outstanding common stock.

The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition. Under the 2010 Dodd-Frank Act, FDIC deposit insurance limits were permanently increased from $100 thousand to $250 thousand and transaction accounts were provided with unlimited insurance through December 31, 2012. Additionally, the Bank offers 100% insurance on all deposit balances as a result of the combination of FDIC insurance and the Massachusetts Depositors Insurance Fund. The Bank also relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors and executive management and the Board review liquidity metrics and contingency plans on a regular basis.

The Bank must satisfy various regulatory capital requirements. Additionally, the Parent will need to satisfy additional regulatory capital requirements in 2012 due to the change in its supervision from the Office of Thrift Supervision to the Federal Reserve Bank of Boston. Regulatory capital requirements are discussed in the Regulation and Supervision section of Item 1, in the Risk Factors discussion, and in the Stockholders’ Equity note to the consolidated financial statements. Please also see management’s discussion of financial condition for additional information about liquidity and capital at year-end 2011. In the fourth quarter of 2009, the Company filed a universal shelf registration with the Securities and Exchange Commission for the issuance of up to $150 million in securities, including debt securities, common stock, or preferred stock. This registration replaced an earlier $125 million universal shelf registration. The Company has not issued any securities under this latest registration, and does not have any specific plans for issuances under this registration, which expires in the fourth quarter of 2012.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise. Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios. In 2011, the bank acquisitions resulted in a net increase in the Company’s capital ratios. Berkshire’s long term objective is to generate a double digit core annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with an objective of returning double digit returns on the equity utilized to support these activities. In the fourth quarter of 2011, Berkshire’s Board of Directors established a new Capital Committee, which is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels. In 2011, Berkshire increased its outstanding shares by 50% from 14.4 million to 21.1 million due to the issuance of merger consideration. The Company believes that this provides further liquidity and visibility to its common stock, and that the market for its stock is an additional capital resource over the long run. Additionally, the Company regularly evaluates market conditions for Tier Two regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/or the Bank.

Contractual Obligations. The year-end 2011 contractual obligations were as follows:

Item 7-7A - Table 3 - Contractual Obligations

		Less than One	One to Three	Three to Five	After Five
(In thousands)	Total	Year	Years	Years	Years

FHLBB borrowings (1)	$221,937	$44,940	$106,418	$20,000	$50,579
Junior subordinated debentures	15,464	15,464	-	-	-
Operating lease obligations (2)	60,981	3,773	7,641	7,260	42,307
Purchase obligations (3)	28,639	6,610	10,510	7,685	3,834
Total Contractual Obligations	$327,021	$70,787	$124,569	$34,945	$96,720

Merger related obligations are not included.

(1)	Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2027 and the rates vary by borrowing.
(2)	Consists of leases, bank branches and ATMs through 2031.
(3)	Consists of obligations with multiple vendors to purchase a broad range of services and other items.

Further information about borrowings and lease obligations is in the notes on borrowings and commitments to the financial statements. There was no change in the debenture obligation. Operating lease obligations increased due to the Company’s expansion. Purchase obligations increased significantly due to a seven-year licensing and maintenance contract with Fidelity Information Services, LLC, which was executed in connection with the Company’s planned core bank processing system conversion during 2012.

Pending Merger Agreement. In the fourth quarter of 2011, Berkshire announced a merger agreement with CBT – The Connecticut Bank and Trust Company. This acquisition is expected to be completed in the second quarter of 2012, subject to regulatory and CBT shareholder approvals. This agreement is discussed in the Mergers and Acquisitions Note of the consolidated financial statements and elsewhere in this Item 7. The acquisition is subject to the approval of shareholders and various regulatory authorities. Berkshire expects to issue approximately 965 thousand shares of common stock and to pay approximately $10 million in cash as consideration for this acquisition. Berkshire expects to use existing cash balances to finance this cash consideration. Additionally, in 2012 the Company entered into an agreement to acquire the assets of a mortgage banking company in Eastern Massachusetts and to undertake mortgage originations activities using the operating name and team from this company. This acquisition is not expected to have a significant effect on the Company’s financial condition.

Off-Balance Sheet Arrangements. In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States, are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Off-balance sheet activities are described in a related note to the consolidated financial statements. For 2011 and 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows, aside from the merger agreements with Rome, Legacy, and CBT.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. Recurring fair values of financial instruments primarily relate to securities and derivative instruments. A valuation hierarchy is utilized based on generally accepted accounting principles. Measurements based on Level 3 inputs rely the most on subjective management judgments. Level 3 recurring measurements relate primarily to the $17 million fair value of a local tax advantaged economic development bond issued to a Berkshire County non-profit, which is classified as a trading security. Changes in the fair value of this security are recorded in non-interest income, as are offsetting changes in the accompanying interest rate swap. Non-recurring fair value measurements primarily relate to securities held to maturity, restricted equity securities, impaired loans, and goodwill and other intangibles. When measurement is required, these measures are generally based on Level 3 inputs. Non-recurring fair values of financial instruments relate primarily to impairment analysis of economic development bonds recorded as held-to-maturity, restricted equity securities, and loans. The only assets deemed impaired were $17 million in loans, which were evaluated based on Level 3 inputs, which gave rise to a $3 million impairment reserve at year-end 2011. Fair value measurements of non-financial assets and liabilities primarily relate to impairment analyses of intangibles and goodwill. The Company performed an impairment analysis of its goodwill in the most recent quarter, and determined that there was no impairment at year-end 2011. The Company also provides a summary of estimated fair values of financial instruments at each quarter-end. The category of financial assets with the most significant difference between carrying value and fair value is the net loan category. The fair value of loans is estimated to be a $66 million (2%) premium to carrying value at year-end 2011, compared to a $58 million (3%) discount to carrying value at year-end 2010. This improvement reflected the improved credit profile of the loan portfolio in 2011, along with the impact of lower medium term rates and market pricing spreads for loans. Of note, loans acquired in bank acquisitions were recorded at fair value at the time of acquisition, whereas the carrying value of historical loans is based on cost. Regarding the total fair value of deposits, borrowings, and debenture, there was no significant difference between fair value and carrying amount at either year-end. The excess fair value of deposits over carrying amount was eliminated primarily due to the ongoing runoff of higher costing time deposits. Due to the premium value of loans in 2011, the combined impact of the above fair value estimates reflected an overall improvement in the economic value of equity related to these instruments, based solely on the measures utilized for the purpose of this analysis.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management of Interest Rate Risk and Market Risk Analysis

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. The Company seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. The Company maintains an Asset/Liability Committee that is responsible for reviewing its asset/liability policies and interest rate risk position. This Committee meets monthly and reports trends and interest rate risk position to the Risk Management Committee and Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the Company’s earnings. The Company has managed interest rate risk by emphasizing assets with shorter-term repricing durations, periodically selling long term fixed-rate assets, promoting low cost core deposits, and using FHLBB advances to structure its liability repricing durations. The Company also uses interest rate swaps in order to enhance its interest rate risk position and manage its balance sheet.

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

Item 7-7A - Table 4 - Qualitative Aspects of Market Risk
Change in
Interest Rates-Basis	1- 12 Months		13- 24 Months
Points (Rate Ramp)	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2011
+ 300	$4,882	4.22%	$13,470	12.36%
+ 200	2,977	2.57	9,340	8.57
+ 100	1,283	1.11	4,304	3.95
- 100	(2,408)	(2.08)	(9,475)	(8.69)

At December 31, 2010
+ 300	$3,413	4.34%	$8,780	11.38%
+ 200	2,047	2.60	5,934	7.69
+ 100	1,497	1.90	4,528	5.87
- 100	(1,510)	(1.92)	(6,254)	(8.11)

At year-end 2011, there were no significant changes in the indicators of near term net interest income at risk as shown in the table above. The table shows that Berkshire has maintained a moderately asset sensitive interest rate risk profile. With this profile, net interest income will increase if interest rates rise and net interest income will decline if they fall (assuming a parallel shift in the yield curve and unchanged market spreads to treasuries for various categories of assets and liabilities). Short term U.S. treasury rates are currently near zero and the Federal Reserve Bank has indicated an expectation that they will be maintained at these levels through most of 2014. The Company views it as unlikely that short term rates will decrease significantly from current levels.

The addition of Rome and Legacy increased interest bearing assets and liabilities, but did not materially change modeled interest rate sensitivity of net interest income. Based on Berkshire’s review of Rome’s balance sheet and balance sheet changes subsequent to the merger, Berkshire models that the interest rate risk of Rome’s operations was modestly liability sensitive. Legacy’s analysis at the same date demonstrated modest liability sensitivity. After integrating these two banks and restructuring the borrowings and securities, Berkshire estimates that there has been no material change to its measures of its asset sensitivity after completing these mergers. This is consistent with its earlier estimates and includes the impact of $40 million in new forward starting interest rate swaps in 2011, which have the effect of limiting the impact of potential future higher interest rates on funding costs. Berkshire does not expect any material change in its interest rate sensitivity based on the anticipated acquisition and integration of The Connecticut Bank and Trust Company in the second quarter of 2012. The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks. At year-end 2011, the Company estimated that this measure would decrease by approximately 7% in the event of a 300 basis point upward interest rate shock, which was well within the Company’s policy limits. The decrease reflects the impact of fixed rate assets on medium and long term modeled net income if interest rates increase. This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results.

The market is expected to experience some general yield compression if short term rates remain near zero for the next three years and if international and other economic events continue to hold down long term U.S. interest rates. The Company expects that interest rates will increase over the medium term from currently suppressed levels and that there is the potential for rate spikes based on economic or financial shocks in the domestic and global markets. Berkshire continues to target ongoing loan growth as it pursues its market share acquisition strategies. Part of this growth is expected to include growth in residential mortgages, which are primarily fixed rate instruments. The interest rate risk impact of this growth will be somewhat offset by commercial loan growth, which tends to emphasize adjustable rate loans, including LIBOR based loans. The Company anticipates that its asset sensitivity (based on its model for net interest income sensitivity) may move towards a more neutral position, while still remaining asset sensitive. The Company’s long term target is to maintain a net interest margin above 3.50%, and this objective will be balanced with the Company’s interest rate risk management and with its goals to increase low cost transaction account funds sources.

Berkshire has a number of business strategies to increase net interest income despite the potential for tighter market yields. These include changes in volumes and mix of interest bearing assets and liabilities, some of which are discussed above. The Company also evaluates its pricing strategies on an ongoing basis, and considers its investment, borrowings, and derivatives strategies in managing its income and risk profile. Due to the limitations and uncertainties relating to model assumptions, the modeled computations should not be relied on as projections of income. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. The most significant assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change. The rate sensitivity depends on the underlying amount of market rate change and the type of deposit account. The percentage rate movements are as follows: NOW accounts–ranging between 0% and 35%; money market accounts–ranging between 30% and 70%; and savings accounts–ranging between 25% and 50%. One of the significant limitations of the simulation is that it assumes parallel shifts in the yield curve. Actual interest rate risks are often more complex than this scenario. Due to the extraordinary fiscal and monetary interventions in the domestic and international markets since 2008, there is elevated uncertainty about future market conditions and about customer demand and behaviors in the event of future interest rate changes. Assumption changes in 2011 were based on a review of past performance and future expectations and were not viewed as material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2011, the Company's Audit Committee dismissed Wolf & Company, P.C. ("Wolf & Company") as the Company's principal accountants for the fiscal year ending December 31, 2011, and all quarterly periods therein. The Company's Audit Committee participated in, and approved the decision to change its independent registered public accounting firm.

The audit reports of Wolf & Company on the consolidated financial statements of the Company as of and for the years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified, or expected to be modified or qualified, as to uncertainty, audit scope or accounting principles.

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

Also on February 24, 2011, the Company engaged PricewaterhouseCoopers LLP (“PwC”) as the Company's principal accountants starting with the fiscal year ending December 31, 2011.  The engagement was approved by the Company's Audit Committee.  During the fiscal years ended December 31, 2010 and 2009, and the subsequent interim period prior to the engagement of PwC, the Company did not consult with PwC, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(d) - 15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2011. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent quarter, the Company converted the Legacy core processing systems to the Company’s systems. Additionally, during the quarter, the Company utilized temporary accounting resources as a result of vacancies in its Controller position and in other Accounting Department positions. The Company evaluated the changes in its internal control over financial reporting during the most recent fiscal quarter and concluded that there was no change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting and the independent registered public accounting firm’s report on the Company’s internal control over financial reporting are contained in “Item 8 – Financial Statements and Supplementary Data.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposals to be Voted on by Stockholders – Proposal 1 - Election of Directors” in Berkshire’s Proxy Statement for the 2011 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference.

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Michael P. Daly	50	President and Chief Executive Officer
Kevin P. Riley	52	Executive Vice President, Chief Financial Officer, and Treasurer
Patrick J. Sullivan	56	Executive Vice President, Commercial Banking and Wealth Management
Richard M. Marotta	53	Executive Vice President and Chief Risk Officer
Sean A. Gray	35	Executive Vice President, Retail Banking
Linda A. Johnston	59	Executive Vice President, Human Resources

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

Kevin P. Riley has served as Executive Vice President, Chief Financial Officer, and Treasurer since joining the Company in August 2007. Mr. Riley also manages the Company’s Project Management department . Prior to joining the Company, Mr. Riley was Executive Vice President for Client Information and Relationship Management with KeyCorp. Previously from 1996 to 2002, he served as Executive Vice President and Chief Financial Officer of KeyBank National Association.

Patrick J. Sullivan has served as Executive Vice President of Commercial Banking and Wealth Management since joining the Company in July 2011. Prior to that, he was President and Chief Executive Officer of Legacy Banks and President of Legacy Bancorp. In his current role, he oversees all aspects of commercial banking including commercial lending (including asset based lending and small business lending), commercial deposit and cash management services, commercial financial derivatives products, and commercial insurance services. His oversight of Wealth Management includes investment management, estate planning and trust administration. Previously, Mr. Sullivan served as Executive Vice President and Managing Director of Corporate Banking with Sovereign/Santander. Prior to that, he was Sovereign’s CEO of New England. His previous background included executive positions in two New England community banks.

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

Sean A. Gray was promoted to Executive Vice President, Retail Banking in 2010, having previously served has served as Senior Vice President, Retail Banking since April 2008. In addition to managing the Bank’s branches, Mr. Gray is also responsible for information technology, deposit operations, the call center, facilities management, marketing, retail investment services, and retail insurance services. Mr. Gray joined the Company in January 2007 as First Vice President, Retail Banking. Prior to joining the Bank, Mr. Gray was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

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

Reference is made to the cover page of this report and to the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee and the audit committee financial expert, reference is made to the section captioned “Corporate Governance – Committees of the Board of Directors” and “Audit Committee” in the Proxy Statement.

for information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance – Code of Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the Company’s code of ethics is available to stockholders on the Company’s website at “www.berkshirebank.com.”

ITEM 11. EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Director Compensation”, “Compensation Discussion and Analysis,” and “Executive Compensation” in the Proxy Statement are incorporated herein by reference.

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

The following table sets forth information, as of December 31, 2011, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders	397,000	$25.39	1,207,064

Equity compensation plans not approved by security holders	-	-	-

Total	397,000	$25.39	1,207,064

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” and “ Procedures Governing Related Persons Transactions” in the Proxy Statement.

Information regarding director independence is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders – Proposal 1 – Election of Directors” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders – Proposal 3 – Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	[1]	Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]	Exhibits

	2.1	Agreement and Plan of Merger, dated as of October 25, 2011, by and between Berkshire Hills Bancorp, Inc., Berkshire Bank and The Connecticut Bank and Trust Company. (1)
	3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
	3.2	Bylaws of Berkshire Hills Bancorp, Inc.(3)
	4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
	10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
	10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (4)
	10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray(6)
	10.4	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (5)
	10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Linda A. Johnston (6)
	10.6	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (7)
	10.7	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (8)
	10.8	Form of Berkshire Bank Employee Severance Compensation Plan (3)
	10.9	Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (9)
	10.10	Settlement Agreement by and among Berkshire Hills Bancorp, Inc., Legacy Bancorp, Inc., Legacy Banks and Patrick J. Sullivan, dated as of December 21, 2010 (9)

10.11	Severance Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (9)
10.12	Amended and Restated Settlement Agreement by and among Berkshire Hills Bancorp, Inc., Legacy Bancorp,, Inc., Legacy Banks and J. Williar Dunlaevy, dated as of April 6, 2011 (9)
10.13	Non-Competition and Consulting Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and J. Williar Dunlaevy, dated as of April 6, 2011 (9)
10.14	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (10)
10.15	Form of Split Dollar Agreement entered into with Michael P. Daly, Kevin P. Riley, Sean A. Gray, Richard M. Marotta and Linda A. Johnston (11)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
21.0	Subsidiary Information
23.1	Consent of Wolf & Company, P.C.
23.2	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (12)

(1)	Incorporated by reference from the Exhibits to the Form 8-K filed on October 26, 2011.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(5)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(6)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(7)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(8)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(9)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-4 as filed on April 20, 2011, Registration No. 333-173404.
(10)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.
(11)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(12)	As provided in Rule 406T of Regulation S-T, this information is furnished and not field for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 15, 2012	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	President and Chief Executive Officer	March 15, 2012
Michael P. Daly	(principal executive officer)

/s/ Kevin P. Riley	Executive Vice President, Chief Financial Officer and Treasurer	March 15, 2012
Kevin P. Riley	(principal financial and accounting officer)

/s/ Lawrence A. Bossidy	Non-Executive Chairman	March 15, 2012
Lawrence A. Bossidy
/s/ Robert M. Curley	Director	March 15, 2012
Robert M. Curley
/s/ John B. Davies	Director	March 15, 2012
John B. Davies
/s/ Rodney C. Dimock	Director	March 15, 2012
Rodney C. Dimock
/s/ Susan M. Hill	Director	March 15, 2012
Susan M. Hill
/s/ J. William Dunlaevy	Director	March 15, 2012
J. William Dunlaevy
/s/ Cornelius D. Mahoney	Director	March 15, 2012
Cornelius D. Mahoney
/s/ Catherine B. Miller	Director	March 15, 2012
Catherine B. Miller
/s/ David E. Phelps	Director	March 15, 2012
David E. Phelps
/s/ Barton D. Raser	Director	March 15, 2012
Barton D. Raser
/s/ D. Jeffrey Templeton	Director	March 15, 2012
D. Jeffrey Templeton

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

/s/ Michael P. Daly	/s/ Kevin P. Riley
Michael P. Daly	Kevin P. Riley
President and Chief Executive Officer	Vice President, Chief Financial Officer and
March 15, 2012	Treasurer
March 15, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Berkshire Hills Bancorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. (the “Company”) and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions. The financial statements of the Company as of December 31, 2010, and for each of the two years then ended were audited by other auditors whose report dated March 14, 2011, expressed an unqualified opinion on those statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Boston, MA

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Berkshire Hills Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2010. These financial statements are the responsibility of Berkshire Hills Bancorp, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 14, 2011, except for Note 2 as to which the date is March 15, 2012

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2011	2010
Assets
Cash and due from banks	$46,713	$24,643
Short-term investments	28,646	19,497
Total cash and cash equivalents	75,359	44,140

Trading security	17,395	16,155
Securities available for sale, at fair value	419,756	310,242
Securities held to maturity (fair values of $60,395 and $57,594 in 2011 and 2010, respectively)	58,912	56,436
Federal Home Loan Bank stock and other restricted securities	37,118	23,120
Total securities	533,181	405,953

Loans held for sale	1,455	1,043

Residential mortgages	1,020,435	644,973
Commercial mortgages	1,156,241	925,573
Commercial business loans	410,292	286,087
Consumer loans	369,602	285,529
Total loans	2,956,570	2,142,162
Less: Allowance for loan losses	(32,444)	(31,898)
Net loans	2,924,126	2,110,264

Premises and equipment, net	60,139	38,546
Other real estate owned	1,900	3,386
Goodwill	202,391	161,725
Other intangible assets	20,973	11,354
Cash surrender value of bank-owned life insurance	75,009	46,085
Other assets	91,309	58,907
Assets from discontinued operations	5,362	-
Total assets	$3,991,204	$2,881,403

Liabilities
Demand deposits	$447,414	$297,502
NOW deposits	272,204	212,143
Money market deposits	1,055,306	716,078
Savings deposits	350,517	237,594
Time deposits	975,734	741,124
Total deposits	3,101,175	2,204,441
Short-term debt	10,000	47,030
Long-term Federal Home Loan Bank advances	211,938	197,807
Junior subordinated debentures	15,464	15,464
Total borrowings	237,402	260,301
Other liabilities	43,758	28,014
Liabilities from discontinued operations	55,504	-
Total liabilities	3,437,839	2,492,756

Commitments and contingencies (See notes 18)

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized; 22,860,368 shares issued and 21,147,736 shares outstanding in 2011; 26,000,000 shares authorized; 15,848,825 shares issued and 14,076,148 shares outstanding in 2010)	229	158
Additional paid-in capital	494,304	337,537
Unearned compensation	(2,790)	(1,776)
Retained earnings	109,477	103,972
Accumulated other comprehensive loss	(4,885)	(6,410)
Treasury stock, at cost (1,712,632 shares in 2011 and 1,772,677 shares in 2010)	(42,970)	(44,834)
Total stockholders' equity	553,365	388,647
Total liabilities and stockholders' equity	$3,991,204	$2,881,403

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF Operations

	Years Ended December 31,
(In thousands, except per share data)	2011	2010	2009
Interest and dividend income
Loans	$124,398	$98,359	$101,705
Securities and other	13,862	13,918	13,771
Total interest and dividend income	138,260	112,277	115,476
Interest expense
Deposits	23,372	26,316	32,614
Borrowings and junior subordinated debentures	8,368	9,014	13,266
Total interest expense	31,740	35,330	45,880
Net interest income	106,520	76,947	69,596
Non-interest income
Loan related fees	3,160	3,386	1,077
Deposit related fees	13,641	10,880	10,121
Wealth management fees	5,838	4,457	4,812
Insurance commissions and fees	11,088	11,136	12,171
Total fee income	33,727	29,859	28,181
Gain/(loss) on sales of securities, net	14	-	(4)
Non-recurring gain/(loss), net	2,099	-	(893)
Other	(37)	(108)	(2,107)
Total non-interest income	35,803	29,751	25,177
Total net revenue	142,323	106,698	94,773
Provision for loan losses	7,563	8,526	47,730
Non-interest expense
Compensation and benefits	49,545	43,920	38,280
Occupancy and equipment	14,927	12,029	11,614
Technology and communications	7,457	5,733	5,466
Marketing and professional services	6,208	5,186	6,549
Supplies, postage and delivery	2,061	2,088	2,610
FDIC premiums and special assessment	3,205	3,427	4,544
Other real estate owned	2,003	311	281
Amortization of intangible assets	4,236	3,021	3,278
Non-recurring expenses	19,928	447	601
Other	6,482	5,567	5,348
Total non-interest expense	116,052	81,729	78,571
Income (loss) from continuing operations before income taxes	18,708	16,443	(31,528)
Income tax expense (benefit)	2,041	2,585	(15,597)
Net income (loss) from continuing operations	16,667	13,858	(15,931)
Income from discontinued operations before income taxes (including gain on disposal of $4,962)	4,684	-	-
Income tax expense	3,770	-	-
Net income from discontinued operations	914	-	-
Net income (loss)	$17,581	$13,858	$(15,931)
Less: Cumulative preferred stock dividends and accretion	-	-	1,030
Less: Deemed dividend from preferred stock repayment	-	-	2,954
Net income (loss) available to common stockholders	$17,581	$13,858	$(19,915)

Basic and diluted earnings per share:
Continuing Operations	$0.93	$1.00	$(1.51)
Discontinued operations	$0.05	$-	$-
Total	$0.98	$1.00	$(1.51)

Weighted average common shares outstanding:
Basic	$17,885	$13,862	$13,189
Diluted	$17,952	$13,896	$13,189

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED statementS of CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

							Accumulated
				Additional	Unearned		other comp-
	Common stock		Preferred	paid-in	compen-	Retained	rehensive	Treasury
(In thousands, except per share data)	Shares	Amount	stock	capital	sation	earnings	income (loss)	stock	Total
Balance at January 1, 2009	12,253	$142	$36,822	$307,620	$(1,905)	$128,204	$(11,574)	$(50,453)	$408,856

Comprehensive loss:
Net loss	-	-	-	-	-	(15,931)	-	-	(15,931)
Other net comprehensive income	-	-	-	-	-	-	8,606	-	8,606
Total comprehensive loss									(7,325)
Redemption of preferred stock, including deemed dividend of $2,954	-	-	(37,046)	-	-	(2,954)	-	-	(40,000)
Preferred stock discount accretion and dividends	-	-	224	-	-	(1,030)	-	-	(806)
Repurchase of warrant issued with preferred stock	-	-	-	(1,040)	-	-	-	-	(1,040)
Issuance of common stock, net of issuance costs of $2,266	1,610	16	-	32,349	-	-	-	-	32,365
Cash dividends declared ($0.64 per share)	-	-	-	-	-	(8,390)	-	-	(8,390)
Forfeited shares	(24)	-	-	12	579	-	-	(591)	-
Exercise of stock options	23	-	-	-	-	(236)	-	580	344
Restricted stock grants	59	-	-	(136)	(1,354)		-	1,490	-
Stock-based compensation	-	-	-	43	1,362	-	-	-	1,405
Other, net	(5)	-	-	(26)	-	(63)	-	(172)	(261)

Balance at December 31, 2009	13,916	158	-	338,822	(1,318)	99,600	(2,968)	(49,146)	385,148

Comprehensive income:
Net income	-	-	-	-	-	13,858	-	-	13,858
Other net comprehensive loss	-	-	-	-	-	-	(3,442)	-	(3,442)
Total comprehensive income									10,416
Cash dividends declared ($0.64 per share)	-	-	-	-	-	(8,989)	-	-	(8,989)
Forfeited shares	(14)	-	-	3	268	-	-	(271)	-
Exercise of stock options	60	-	-	-	-	(513)	-	1,517	1,004
Restricted stock grants	139	-	-	(1,199)	(2,322)	-	-	3,521	-
Stock-based compensation	-	-	-	5	1,596	-	-	-	1,601
Net tax expense related to stock-based compensation	-	-	-	(94)	-	-	-	-	(94)
Other, net	(25)	-	-	-	-	16	-	(455)	(439)

Balance at December 31, 2010	14,076	158	-	337,537	(1,776)	103,972	(6,410)	(44,834)	388,647

Comprehensive income:
Net income	-	-	-	-	-	17,581	-	-	17,581
Other net comprehensive income	-	-	-	-	-	-	1,525	-	1,525
Total comprehensive income									19,106
Acquisition of Legacy Bancorp, Inc	4,351	44	-	101,639	-	-	-	-	101,683
Acquisition of Rome Bancorp, Inc	2,661	27	-	55,463	-	-	-	-	55,490
Employee Stock Ownership Plan	(44)	-	-		-	-	-	(943)	(943)
Cash dividends declared ($0.65 per share)	-	-	-	-	-	(11,910)	-	-	(11,910)
Forfeited shares	(23)	-	-	40	463	-	-	(503)	-
Exercise of stock options	16	-	-	-	-	(166)	-	418	252
Restricted stock grants	160	-	-	(474)	(2,925)	-	-	3,399	-
Stock-based compensation	-	-	-	3	1,447	-	-	-	1,450
Net tax expense related to stock-based compensation	-	-	-	68	-	-	-	-	68
Other, net	(49)	-	-	28	1	-	-	(507)	(478)

Balance at December 31, 2011	21,148	$229	$-	$494,304	$(2,790)	$109,477	$(4,885)	$(42,970)	$553,365

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED statementS of Cash flows

	Years ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$17,581	$13,858	$(15,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	7,563	8,526	47,730
Net amortization of securities	1,317	2,352	1,784
Change in unamortized net loan costs and premiums	316	1,462	1,223
Premises and equipment depreciation and amortization expense	4,849	3,817	3,859
Stock-based compensation expense	1,450	1,601	1,405
Amortization/(accretion) of purchase accounting entries	(5,319)	(1,490)	(1,718)
Amortization of intangible assets	4,401	3,021	3,278
Write down of other real estate owned	2,000	-	-
Excess tax loss from stock-based payment arrangements	(68)	94	-
Income from cash surrender value of bank-owned life insurance policies	(2,120)	(1,398)	(1,236)
(Gain) Loss on available for sale securities, net	(2,113)	-	4
Net (increase) decrease in loans held for sale	(412)	3,103	(2,378)
Loss on sale of real estate	(50)	-	-
Net change in other	10,774	5,739	(26,128)
Net cash provided by operating activities	40,169	40,685	11,892

Cash flows from investing activities:
Trading security:
Net (increase) decrease in trading security	464	440	-
Securities available for sale:
Sales	9,522	-	6,303
Proceeds from maturities, calls and prepayments	119,939	121,326	72,473
Purchases	(201,527)	(109,690)	(143,458)
Securities held to maturity:
Proceeds from maturities, calls and prepayments	10,625	19,897	15,438
Purchases	(13,101)	(18,713)	(47,191)
Net investment in limited partnership tax credits	(4,909)	(537)	(3,197)
Loan (originations) principal repayments, net	(44,849)	(159,982)	7,377
Loan portfolio purchases	-	(32,324)	-
Acquisitions, net of cash paid	179,308	-	-
Net cash used for Divestiture	(85,733)	-	-
Proceeds from surrender of bank-owned life insurance	-	2,217	-
Purchase of bank-owned life insurance	-	(10,000)	-
Proceeds from sale of Federal Home Loan Bank stock	3,601	-	-
Purchase of Federal Home Loan Bank stock	(1,387)	-	-
Proceeds from sale of premises and equipment	718	-	-
Purchase of premises and equipment, net	(7,988)	(5,020)	(3,529)
Proceeds from sale of other real estate	1,230	-	-
Net cash used by investing activities	(34,087)	(192,386)	(95,784)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years ended December 31,
(In thousands)	2011	2010	2009

Cash flows from financing activities:
Net increase in deposits	207,919	217,679	157,182
Proceeds from Federal Home Loan Bank advances and other borrowings	125,480	259,535	208,860
Repayments of Federal Home Loan Bank advances and other borrowings	(296,249)	(305,902)	(276,813)
Net proceeds from common stock issuance	-	-	32,365
Net proceeds from reissuance of treasury stock	252	1,004	344
Excess tax loss from stock-based payment arrangements	68	(94)	-
Redemption of preferred stock	-	-	(40,000)
Repurchase of warrant issued with preferred stock	-	-	(1,040)
Preferred stock cash dividends paid	-	-	(806)
Common stock cash dividends paid	(11,910)	(8,989)	(8,390)
Net cash provided by financing activities	25,560	163,233	71,702

Net change in cash and cash equivalents	31,642	11,532	(12,190)

Cash and cash equivalents at beginning of year	44,140	32,608	44,798

Cash and cash equivalents at end of year	$75,782	$44,140	$32,608

Supplemental cash flow information:
Interest paid on deposits	$23,750	$26,748	$32,614
Interest paid on borrowed funds	8,292	8,174	13,690
Income taxes (refunded) paid, net	(164)	(3,452)	1,970

Acquisition of non-cash assets and liabilities:
Assets acquired	1,193	-	-
Liabilities assumed	(1,042)	-	-
Rome and Legacy stock owned by the Company	6,284	-	-

Other non-cash changes:
Other net comprehensive income	1,525	(3,442)	8,606

The accompanying notes are an integral part of these consolidated financial statements.

Note: The Consolidated Statements of Cash Flows for the year ended December 31, 2011 include the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to consolidated financial statements

Years Ended December 31, 2011, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered savings bank headquartered in Pittsfield, Massachusetts, and Berkshire Insurance Group, Inc. (“Berkshire Insurance Group” or “BIG”). These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York-chartered limited-purpose commercial bank. All significant inter-company balances and transactions have been eliminated in consolidation.

Assets and liabilities related to discontinued operations are carried at the lower of cost or estimated fair value in the aggregate and presented in a separate line item on the consolidated balance sheets. Revenue and expense related to discontinued operations are not reported separately, and net income related to these operations is presented in a separate line item on the consolidated statements of operations.

Certain items in prior financial statements have been reclassified to conform to the current presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. All acquisitions during the reported periods were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation's results of operations since their respective dates of acquisition.

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

Notes to consolidated financial statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses; the valuation of deferred tax assets; the estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses; the determination of other-than-temporary impairment of securities; and the determination of fair value of financial instruments and subsequent impairment analysis.

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

Trading Security

The Company elected the fair value option permitted by Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, on a tax advantaged economic development bond originated in 2008. The bond has been designated as a trading account security and is recorded at fair value, with changes in unrealized gains and losses recorded through earnings each period as part of non-interest income.

Securities

Debt securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other securities, including equity securities with readily determinable fair values, are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a component of other net comprehensive income. Management determines the appropriate classification of securities at the time of purchase. Restricted equity securities, such as stock in the Federal Home Loan Bank of Boston (“FHLBB”) are carried at cost. There are no quoted market prices for the Company’s restricted equity securities. The Bank is a member of the FHLBB, which requires that members maintain an investment in FHLBB stock, which may be redeemed based on certain conditions. The Bank reviews for impairment based on the ultimate recoverability of the cost bases in the FHLBB stock.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Notes to consolidated financial statements

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

Loans Held for Sale / Gains and Losses on Dales of Mortgage Loans

Residential mortgage loans originated and held for sale are carried at the lower of aggregate cost or fair value. Gains and losses on sales of mortgage loans are recognized in non-interest income at the time of the sale. Market value is based on committed secondary market prices.

Loans

Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and any premiums or discounts on loans purchased or acquired through mergers. Interest income is accrued on the unpaid principal balance. Direct loan originations costs, net of any origination fees, in addition to premiums and discounts on loans, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans generally continue accruing until one hundred and twenty days delinquent, at which time they are charged off. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income, except for certain loans designated as well-secured. The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Acquired Loans

Loans that the Company acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

For loans that meet the criteria stipulated in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company shall recognize the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference shall not be recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, the Company shall continue to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows we expect to collect will first reduce previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income shall not be recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

Notes to consolidated financial statements

For ASC 310-30 loans, the expected cash flows reflect anticipated prepayments, determined on a loan by loan basis based on the anticipated collection plan of these loans. The expected prepayments used to determine the accretable yield shall be consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference.  For ASC 310-30 loans, prepayments result in the recognition of the nonaccretable balance as current period yield. Changes in prepayment assumptions may change the amount of interest income and principal expected to be collected.

For loans that do not meet the ASC 310-30 criteria, the Company shall accrete interest income on a level yield basis using the contractually required cash flows. The Company subjects loans that do not meet the ASC 310-30 criteria to ASC Topic 450, “Contingencies” by collectively evaluating these loans for an allowance for loan loss.

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

Allowance for Loan Losses

The allowance for loan losses is established based upon the level of estimated probable losses in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”

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

Notes to consolidated financial statements

•	Trends in volume and terms of loans

•	Risk selection, lending policy and underwriting standards

•	Experience and depth of management

•	Banking industry conditions and other external factors

•	Concentration risk

Risk characteristics relevant to each portfolio segment are as follows:

Residential mortgage — The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial mortgage — Loans in this segment are primarily owner-occupied or income-producing properties throughout New England and Northeastern New York. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.  In addition, construction loans in this segment primarily include real estate development loans for which payment is derived from sale of the property or long term financing at completion. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

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

Consumer loans — Loans in this segment are primarily home equity lines of credit and second mortgages, together with automobile loans and other consumer loans. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

The Company utilizes industry portfolio loss rates for commercial mortgage and commercial business loans that are assessed by internal risk rating. Historical loss rates for residential mortgages, home equity and other consumer loans are not risk graded but are assessed based on the total of each loan segment. This approach incorporates qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors into its formula-based estimate. Due to the imprecise nature of the loan loss estimation process and ever changing conditions, the qualitative risk attributes may not adequately capture amounts of incurred loss in the formula-based loan loss components used to determine allocations in the Company’s analysis of the adequacy of the allowance for loan losses.

Notes to consolidated financial statements

The Company evaluates certain loans individually for specific impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, or non-accrual status. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as Troubled Debt Restructurings (“TDRs”) or continue to be classified as TDRs. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of the probable loss is able to be estimated. Estimates of loss may be determined by the present value of anticipated future cash flows or the loan’s observable fair market value, or the fair value of the collateral, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible.

Large groups of small-balance homogeneous loans such as the residential mortgage, home equity and other consumer portfolios are collectively evaluated for impairment. As such, the Company does not typically identify individual loans within these groupings as impaired loans or for impairment evaluation and disclosure. The Company evaluates all TDRs for impairment on an individual loan basis regardless of loan type. In the first quarter of 2011, management made refinements to its allowance for loan loss methodology to better incorporate the Company’s internal risk ratings into its formula-based approach. This refinement did not have a significant effect on the year’s loan loss provision or the total allowance for loan loss.

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

Capitalized Mortgage Servicing Rights

Capitalized mortgage servicing rights are included in “other assets” in the consolidated balance sheet. Servicing assets are initially recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets with servicing retained. The Company uses the amortization method to subsequently measure servicing assets. Under that method, capitalized mortgage servicing rights are charged to expense in proportion to and over the period of estimated net servicing income. Fair value of the mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Goodwill

Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. For purchases prior to January 1, 2009, goodwill includes direct costs of the business combination and contingently payable costs are recorded to goodwill at the time that it is determined that the contingency will be satisfied. Subsequent to January 1, 2009, direct costs of the business combinations are expensed and contingently payable costs are recorded on the acquisition date. Goodwill may be adjusted during the year after acquisition based on additional information that is received about the fair values of acquired net assets which related to events or circumstances that existed at the acquisition date. Goodwill is assigned to reporting units and tested for impairment at least annually. Impairment assessments may occur more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Other Intangibles

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.

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

Notes to consolidated financial statements

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

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred income tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records interest and penalties as part of income tax expense.

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

Notes to consolidated financial statements

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

For interest rate swaps that management intends to apply the hedge accounting provisions of Topic 815, the Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the various hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception and for each reporting period thereafter, to assess whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.

The Company has characterized its interest rate swaps that qualify under Topic 815 hedge accounting as cash flow hedges. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate fluctuations, and are recorded at fair value in other assets or liabilities within the Company’s balance sheets. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive loss and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any hedge ineffectiveness assessed as part of the Company’s quarterly analysis is recorded directly to earnings.

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in other non-interest income.

Notes to consolidated financial statements

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

Employee Benefits

The Company maintains an employer sponsored 401(k) plan where participants may make contributions in the form of salary deferrals and the Company provides matching contributions in accordance with the terms of the plan. Contributions due under the terms of the defined contribution plans are accrued as earned by employees.

Due to the Rome Bancorp acquisition, the Company inherited a noncontributory, qualified, defined benefit pension plan for certain employees who met age and service requirements; as well as other post-retirement benefits, principally health care and group life insurance. The Rome pension plan and postretirement benefits that were acquired in connection with the whole-bank acquisition in the second quarter of 2011 were frozen prior to the close of the transaction. The pension benefit in the form of a life annuity is based on the employee’s combined years of service, age, and compensation. The cost of the pension plan is based on actuarial computations of current and future benefits for employees, and is charged to current operating expenses.

Notes to consolidated financial statements

The Company recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the financial statements. Changes in the funded status of the pension and postretirement plans are reported as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur. The assets and obligations that determine a plan’s funded status are measured as of December 31st each year.

Recent Accounting Pronouncements

FASB ASU No. 2010-20, “Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. In July 2010, the Financial Accounting Standard’s Board (“FASB”) issued ASU 2010-20 which requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance required significant additional loan disclosures included in Notes 1 and 8 to the Company’s financial statements.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, that temporarily delayed the effective date of the disclosures about troubled debt restructurings (“TDRs”) that are included in ASU No. 2010-20. The TDR disclosure guidance was effective beginning with the Company’s current interim period ended September 30, 2011. The enhanced disclosures required are incorporated in Note 8 to the Company’s financial statements.

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

FASB ASU No. 2011-02, “A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring”. In April 2011, the FASB issued `ASU 2011-02 which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. The guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." ASU 2011-05 amends Topic 220, "Comprehensive Income," to require that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," as further discussed below. ASU 2011-05 is not expected to have a significant impact on the Company’s financial statements.

Notes to consolidated financial statements

FASB ASU No. 2011-08, “Testing Goodwill for Impairment”. In September 2011, the FASB issued ASU 2011-08 which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. ASU 2011-08 is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-11, "Balance Sheet (Topic 210) - "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 amends Topic 210, "Balance Sheet," to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Corporation's financial statements.

ASU 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s future financial statements.

2.	CORRECTION OF IMMATERIAL ERROR

During the second quarter of 2011, the Company corrected an immaterial error in its prior period accounting treatment for certain tax credit investment limited partnership interests. These interests primarily relate to low income housing, community development, and solar energy related investments. As a result of this error, the Company’s non-interest income and income tax expense were overstated in 2009 and 2010. On the corresponding balance sheets, the Company’s tax credit investment limited partnership interests were overstated in 2009 and 2010. The overstatement of the tax credit investment balance in each period was more than offset by an understatement of the Company’s deferred tax asset balance. These balances are included as components of other assets in the accompanying consolidated balance sheets.

Notes to consolidated financial statements

The Company assessed the materiality of this error for each previously issued quarterly and annual period that was affected in accordance with generally accepted accounting principles, and determined that the error was immaterial. The Company determined that the cumulative error is immaterial to our estimated income for the full fiscal year ending December 31, 2011. The Company has evaluated the effects of these errors and concluded that that they are immaterial to any of the Company’s previously issued quarterly or annual financial statements. The Company has revised its consolidated balance sheet as of December 31, 2010 and the consolidated statement of operations for the years ended December 31, 2009 and 2010. An adjustment was made to opening retained earnings as of January 1, 2009 to reflect the adjustments prior to the year ended December 31, 2009. The effect of correcting this immaterial error in the consolidated statement of operations for the years ended December 31, 2009 and 2010 and the consolidated balance sheet as of December 31, 2009 and 2010 is as follows:

Notes to consolidated financial statements

	At or For the Year Ended		At or For the Year Ended
	December 31, 2010		December 31, 2009
(in thousands, except per share data)	As Reported	As Revised	As Reported	As Revised

Consolidated statement of operations information:
Non-interest income	$31,159	$29,751	$28,989	$25,177
Income tax expense	4,113	2,585	(11,649)	(15,597)
Net income	13,738	13,858	(16,067)	(15,931)
Net income (loss) available to common shareholders	13,738	13,858	(20,051)	(19,915)
Basic earnings per share	0.99	1.00	(1.52)	(1.51)
Diluted earnings per share	0.99	1.00	(1.52)	(1.51)

Consolidated balance sheet information:
Other assets	58,220	58,907	62,438	63,005
Retained earnings	103,285	103,972	99,033	99,600

The effect of correcting this immaterial error for the fiscal 2011 and 2010 quarterly periods to be reported in subsequent periodic filings is as follows:

	At or For the Quarter Ended		At or For the Quarter Ended		At or For the Quarter Ended
	March 31, 2011		December 31, 2010		September 30, 2010
(in thousands, except per share data)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised

Consolidated statement of operations information:
Non-interest income	$8,502	$8,134	$7,783	$7,431	$6,915	$6,563
Income tax expense	1,061	656	893	511	1,081	699
Net income	2,798	2,835	3,570	3,600	3,424	3,454
Basic earnings per share	0.20	0.20	0.26	0.26	0.25	0.25
Diluted earnings per share	0.20	0.20	0.26	0.26	0.25	0.25

Consolidated balance sheet information:
Other assets	59,122	59,846	58,220	58,907	68,408	69,065
Retained earnings	103,720	104,444	103,285	103,972	102,270	102,927

	At or For the Quarter Ended		At or For the Quarter Ended
	June 30, 2010		March 31, 2010
(in thousands, except per share data)	As Reported	As Revised	As Reported	As Revised

Consolidated statement of operations information:
Non-interest income	$7,963	$7,611	$8,498	$8,146
Income tax expense	1,198	816	941	559
Net income	3,408	3,438	3,336	3,366
Basic earnings per share	0.25	0.25	0.24	0.24
Diluted earnings per share	0.25	0.25	0.24	0.24

Consolidated balance sheet information:
Other assets	68,484	69,111	60,829	61,426
Retained earnings	101,193	101,820	100,125	100,722

Notes to consolidated financial statements

3.	MERGERS AND ACQUISITIONS

Legacy Bancorp, Inc.

On July 21, 2011, the Company acquired all of the outstanding common shares of Legacy Bancorp, Inc. (“Legacy”), the parent company of Legacy Banks. Concurrently, Legacy Bancorp merged into Berkshire Hills Bancorp and Legacy Banks merged into Berkshire Bank. Legacy had nineteen banking offices serving Western Massachusetts and Northeastern New York. This business combination was substantially an in-market merger for Berkshire and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to Legacy operations. The combination was negotiated between the companies and was approved unanimously by their respective boards of directors.

In order to resolve any anticompetitive issues, the merger was conditioned on the divestiture of four Legacy Berkshire County branches. The divestiture was concluded on October 21, 2011. Additionally, the Company contracted to sell four Legacy New York branches. This sale was completed in the first quarter of 2012 and these branches are designated as discontinued operations in the financial statements as of December 31, 2011. Please see the Discontinued Operations footnote for further discussion.

On the acquisition date, Legacy had 7.717 million shares of common stock outstanding, net of 392 thousand shares held by Berkshire. Legacy shareholders received 4.351 million shares of the Company’s common stock based on an exchange ratio of 0.56385 Berkshire shares for each Legacy share. This common stock consideration was valued at $100.3 million based on the $23.06 closing price of Berkshire common stock on July 20, 2011. Based on the closing price of Legacy stock on July 20, the 392 thousand shares owned by Berkshire were valued at $5.6 million, and the value in excess of carrying value for these shares was recorded as a $2.1 million non-recurring gain in the statement of income. Legacy shareholders also received $10.0 million in cash based on an exchange of $1.30 in cash for each Legacy share. On December 28, 2011, the Company paid $0.1422 per share for each share of Legacy common stock owned by such shareholder on July 21, 2011. The fair value of this contingent consideration was $1.1 million. In accordance with the merger agreement, Legacy paid $1.2 million in cash consideration for certain outstanding Legacy options and Berkshire issued new Berkshire options valued at $1.3 million for the remaining outstanding Legacy options.

In accordance with ASC 805-10-25-13, the Company retrospectively adjusted certain provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Therefore, the tables below reflect updated balances from previously disclosed amounts in the Company’s quarterly financial statements.

The results of Legacy’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid was recorded at fair value on the date of acquisition, as summarized in the following table in thousands, as of July 21, 2011.

Consideration Paid:
Berkshire Hills Bancorp common stock issued to Legacy common stockholders	$100,334
Cash consideration paid to Legacy common shareholders	10,043
Value of Legacy stock previously purchased by Berkshire Hills	5,616
Option consideration paid for Legacy employee stock options	1,349
Contingent divestiture consideration recorded to Legacy common shareholders	1,146
Total consideration paid	118,488

Fair Value of Net Assets Assumed including Identifiable Intangible Assets	89,160

Goodwill	$29,328

Notes to consolidated financial statements

In connection with the merger, the assets acquired and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table in thousands, as of July 21, 2011.

	As Acquired	Fair Value Adjustment		As Recorded at Acquisition
Recognized Amounts of Identifiable Assets Acquired and (Liabilities Assumed), At Fair Value:
Cash and short term investments	$180,996	$-		$180,996
Investment securities	53,177	(340	)(a)	52,837
Loans	584,216	(18,367	)(b)	565,849
Bank owned life insurance	16,896	-		16,896
Premises and equipment	18,032	(29	)(c)	18,003
Core deposit intangibles	1,017	8,043	(d)	9,060
Other intangibles	2,124	1,588	(e)	3,712
Other assets	18,742	5,495	(f)	24,237
Deposits	(655,706)	(5,467	)(g)	(661,173)
Borrowings	(108,583)	(9,286	)(h)	(117,869)
Other liabilities	(4,067)	679		(3,388)
Total identifiable net assets	$106,844	$(17,684)		$89,160

The table above includes balances associated with discontinued operations. Refer to Note 4 for further discussion of discontinued operations.

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition
(b)	The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $18.3 million. Non-Impaired Loans not accounted for under ASC 310-30 had a carrying value of $547.5 million.
(c)	The adjustment represents the write down of book value of premises and equipment to their estimated fair value at the acquisition date based on their appraised value
(d)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized over the average life of the deposit base.
(e)	The adjustment represents the value of other identifiable intangible assets assumed in the acquisition.
(f)	The adjustment represents the write up of book value of other assets to their estimated fair value at the acquisition date.
(g)	The adjustment is necessary because the weighted average interest rate of deposits exceeded the cost of similar funding at the time of acquisition.
(h)	The adjustment is necessary because the interest rate of fixed borrowings exceeded current interest rates on similar borrowings.

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

 Notes to consolidated financial statements

Information about the acquired loan portfolio subject to ASC 310-30 as of July 21, 2011 is as follows (in thousands):

ASC 310-30 Loans
Contractually required principal and interest at acquisition	$29,846
Contractual cash flows not expected to be collected (nonaccretable discount)	(8,371)
Expected cash flows at acquisition	21,475
Interest component of expected cash flows (accretable discount)	(3,142)
Fair value of acquired loans	$18,333

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

Rome Bancorp, Inc.

On April 1, 2011, the Company acquired all of the outstanding common shares of Rome Bancorp, Inc. ("Rome"), the parent company of The Rome Savings Bank. Concurrently, Rome Bancorp merged into Berkshire Hills Bancorp and The Rome Savings Bank merged into Berkshire Bank. Rome had five banking offices serving Rome, Lee, and New Hartford, New York. This business combination is an extension of the Berkshire Hills franchise and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to the Rome operations. The combination was negotiated between the companies and was approved unanimously by their respective boards of directors.

Notes to consolidated financial statements

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

In accordance with ASC 805-10-25-13, the Company retrospectively adjusted certain provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Therefore, the tables below reflect updated balances from previously disclosed amounts in the Company’s quarterly financial statements.

The results of Rome’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid was recorded at fair value on the date of acquisition, as summarized in the following table in thousands, as of April 1, 2011.

Consideration Paid:
Berkshire Hills Bancorp common stock issued to Rome common stockholders	$55,419
Cash consideration paid to Rome common shareholders	22,683
Value of Rome stock previously purchased by Berkshire Hills	668
Cash consideration paid for Rome employee stock options	354
Total consideration paid	79,124

Fair Value of Net Assets Assumed including Identifiable Intangible Assets	61,948

Goodwill	$17,176

In connection with the merger, the assets acquired and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table in thousands, as of Apri1 1, 2011.

Notes to consolidated financial statements

	As Acquired	Fair Value Adjustment		As Recorded at Acquisition
Recognized Amounts of Identifiable Assets Acquired and (Liabilities Assumed), At Fair Value:
Cash and short term investments	$33,533	$-		$33,533
Investment securities	412	6	(a)	418
Loans	260,431	(2,827	)(b)	257,604
Federal Home Loan Bank common stock	3,571	-		3,571
Bank owned life insurance	9,908	-		9,908
Premises and equipment	5,375	(643	)(c)	4,732
Core deposit intangibles	-	4,820	(d)	4,820
Other assets	8,014	(1,172	)(e)	6,842
Deposits	(228,681)	(709	)(f)	(229,390)
Borrowings	(30,000)	-		(30,000)
Other liabilities	(4,679)	4,589	(g)	(90)
Total identifiable net assets	$57,884	$4,064		$61,948

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write up of the book value of investments to their estimated fair value based on fair values on the date of acquisition
(b)	The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $5.7 million. Non-Impaired Loans not accounted for under ASC 310-30 had a carrying value of $251.9 million.
(c)	The adjustment represents the write down of book value of premises and equipment to their estimated fair value at the acquisition date based on their appraised value
(d)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized over the average life of the deposit base.
(e)	The adjustment represents the write down of book value of other assets to their estimated fair value at the acquisition date.
(f)	The adjustment is necessary because the weighted average interest rate of deposits exceeded the cost of similar funding at the time of acquisition.
(g)	The adjustment represents the write down of book value of other liabilities to their estimated fair value at the acquisition date.

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

Notes to consolidated financial statements

Information about the acquired impaired loan portfolio subject to ASC 310-30 as of April 1, 2011 is as follows (in thousands):

ASC 310-30 Loans
Contractually required principal and interest at acquisition	10,953
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,880)
Expected cash flows at acquisition	6,073
Interest component of expected cash flows (accretable discount)	(411)
Fair value of acquired loans	$5,662

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

Financial Information

Assuming that the acquisition date for the Rome and Legacy business combinations had been as of January 1, 2011, the pro forma revenue and earnings of the combined entity for the year 2011 were $171.3 million and $15.8 million, respectively.  Assuming that the acquisition date for the Rome and Legacy business combinations had been as of January 1, 2010, the pro forma revenue and earnings of the combined entity for the year 2010 were $167.8 million and $2.2 million, respectively.  This supplemental pro forma information does not include all planned cost savings and the pro forma earnings include merger related income and expense, and results of discontinued operations, reported in the consolidated financial statements.  The pro forma revenue and earnings include the estimated after-tax impact of the accretion and amortization of discounts and premiums recorded as fair value adjustments of assets and liabilities at acquisition date.  The pro forma financial information is provided for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had these acquisitions actually been completed at the beginning of the periods presented, nor does it indicate results for any future period.  The Company has determined that it is impracticable to report the amounts of revenue and earnings of Rome and Legacy since their acquisition dates included in the consolidated statement of income due to the integration of their operations with those of the Company subsequent to their acquisitions.

Proposed Merger: Connecticut Bank & Trust Company

On October 25, 2011, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Connecticut Bank & Trust Company (“CBT”) pursuant to which CBT will merge with and into Berkshire Bank. The transaction is valued at approximately $30 million.

Notes to consolidated financial statements

Under the terms of the Merger Agreement, 70% of the outstanding shares of CBT common stock will be converted into the right to receive 0.3810 of a share of Berkshire common stock for each share of CBT common stock and the remaining 30% of outstanding shares of CBT common stock will be exchanged for $8.25 in cash.  The transaction is valued at $8.39 per CBT share based on Berkshire’s average closing stock price of $22.19 as of December 31, 2011.  CBT stockholders will have the right to elect to receive cash or Berkshire common stock as outlined above, subject to 70% of CBT common stock receiving Berkshire common stock in accordance with the proration and allocation procedures contained in the Merger Agreement.

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

In order to minimize potential anti-competitive effects of the Legacy acquisition, the Company agreed to sell four Legacy Berkshire County branches in conjunction with the Legacy merger agreement dated July 21, 2011. On October 21, 2011, the Company completed the divestiture of four Massachusetts bank branches in Berkshire County to NBT Bank, NA (“NBT”), a subsidiary of NBT Bancorp Inc.  The Company continued to operate these branches until the divestiture was completed on October 21, 2011. Berkshire received a 6% deposit premium on these branches and paid a related divestiture dividend to former Legacy shareholders for a portion of these proceeds pursuant to the Legacy merger agreement. The sale resulted in a pre-tax gain of $5.0 million and tax expense of $3.9 million resulting in a gain on discontinued operations, net of tax of $1.1 million. The above actions and subsequent divestiture have resulted in the discontinuance of these operations in the third quarter of 2011.

Additionally, Berkshire made a separate determination to sell four former Legacy New York branches that were not within its financial performance objectives. In the third quarter of 2011, management committed to a plan to sell the four branches and initiated the process to locate a buyer. Berkshire entered into an agreement to divest these branches for a 2.5% deposit premium, and completed the divestiture in the first quarter of 2012. Refer Note 25 – Subsequent Events for further details. The above actions and subsequent divestiture have resulted in the discontinuance of these operations in the third quarter of 2011. These branches are designated as discontinued operations in Berkshire’s financial statements. As of December 31, 2011, the Bank reclassified $5.4 million of assets and $55.5 million of liabilities to discontinued operations.

Notes to consolidated financial statements

Assets and liabilities of discontinued operations, all of which are classified as held-for-sale, were estimated as follows as of December, 31, 2011, in thousands:

(In thousand)	2011
Assets
Loans	$2,465
Cash	423
Premise and equipment, net	690
Goodwill	1,197
Intangibles	574
Other	13
Total assets	5,362
Liabilities
Deposits	55,504
Total liabilities	55,504
Net liabilities	$50,142

The following table provides financial information for the discontinued operations for the year ended December 31, 2011 (in thousands) since the third quarter designation as discontinued operations:

(In thousands)	2011
Net Interest Income	$613
Non-interest Income	130
Total Net Revenue	743

Non-Interest Expense	1,021
Loss from discontinued operations	(278)
Gain on disposal of discontinued operations	4,962
Gain on discontiued operations	4,684
Income tax expense	3,770
Gain from discontinued operations, net of tax	$914

5.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of three months or less.  Short-term investments included $1.6 million pledged as collateral support for derivative financial contracts at year-end 2011; this amount was $5.6 million at year-end 2010 and $1.6 million at year-end 2009.  The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $8.9 million and $6.1 million at year-end 2011 and 2010, respectively.

6.	TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $14.1 million and $14.6 million and a fair value of $17.4 million and $16.2 million at year-end 2011 and 2010, respectively. Unrealized gains (losses) recorded through income on this security totaled $1.7 million, $0.7 million and $(2.2) million for 2011, 2010 and 2009, respectively.  As discussed further in Note 17 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at year-end 2011 and 2010.

Notes to consolidated financial statements

7.	SECURITIES

The following is a summary of securities available for sale (“AFS”) and securities held to maturity (“HTM”):

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,436	$4,418	$-	$77,854
Government guaranteed residential mortgage-backed securities	44,051	1,045	-	45,096
Government-sponsored residential mortgage-backed securities	245,033	2,990	(412)	247,611
Corporate bonds	9,996	-	(269)	9,727
Trust preferred securities	20,064	343	(2,592)	17,815
Other bonds and obligations	642	2	-	644
Total debt securities	393,222	8,798	(3,273)	398,747

Marketable equity securities	20,236	1,555	(782)	21,009
Total securities available for sale	413,458	10,353	(4,055)	419,756

Securities held to maturity
Municipal bonds and obligations	10,349	-	-	10,349
Government-sponsored residential mortgage-backed securities	79	4	-	83
Tax advantaged economic development bonds	47,869	1,479	-	49,348
Other bonds and obligations	615	-	-	615
Total securities held to maturity	58,912	1,483	-	60,395

Total	$472,370	$11,836	$(4,055)	$480,151

December 31, 2010
Securities available for sale
Debt securities:
Municipal bonds and obligations	$79,292	$1,008	$(394)	$79,906
Government guaranteed residential mortgage-backed
securities	25,801	370	(7)	26,164
Government-sponsored residential mortgage-backed
securities	144,493	2,806	(580)	146,719
Corporate bonds	18,307	73	(90)	18,290
Trust preferred securities	22,222	316	(2,683)	19,855
Other bonds and obligations	402	2	(1)	403
Total debt securities	290,517	4,575	(3,755)	291,337

Marketable equity securities	15,756	3,217	(68)	18,905
Total securities available for sale	306,273	7,792	(3,823)	310,242

Securities held to maturity
Municipal bonds and obligations	7,069	-	-	7,069
Government-sponsored residential mortgage-backed
securities	83	3	-	86
Tax advantaged economic development bonds	48,861	1,155	-	50,016
Other bonds and obligations	423	-	-	423
Total securities held to maturity	56,436	1,158	-	57,594

Total	$362,709	$8,950	$(3,823)	$367,836

Notes to consolidated financial statements

At year-end 2011 and 2010, accumulated net unrealized gains on AFS securities included in accumulated other comprehensive income were $6.3 million and $4.0 million, respectively, net of a related income tax liability of $2.3 million and $1.5 million.

The amortized cost and estimated fair value of AFS and HTM securities by contractual maturity at year-end 2011 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$304	$304	$6,672	$6,672
Over 1 year to 5 years	8,498	8,274	1,976	1,976
Over 5 years to 10 years	16,455	17,139	31,448	32,509
Over 10 years	78,881	80,323	18,737	19,155
Total bonds and obligations	104,138	106,040	58,833	60,312

Marketable equity securities	20,236	21,009	-	-
Residential mortgage-backed securities	289,084	292,707	79	83

Total	$413,458	$419,756	$58,912	$60,395

At year-end 2011 and 2010, the Company had pledged securities as collateral for certain municipal deposits, for certain customer deposits, and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 13- Borrowings & Junior Subordinated Debentures.

	2011		2010
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Securities pledged to swap counterparties	$33,236	$35,218	$30,071	$30,751
Securities pledged for municipal deposits	33,071	34,297	15,078	15,465
Securities pledged for customer deposits	-	-	1,788	1,877

Total	$66,307	$69,515	$46,937	$48,093

Proceeds from the sale of AFS securities in 2011, 2010 and 2009 were $9.5 million, $0.0 million and $6.3 million, respectively. The components of net realized gains and losses on the sale of AFS securities are as follows. These amounts were reclassified out of accumulated other comprehensive loss and into earnings:

(In thousands)	2011	2010	2009

Gross realized gains	$14	$-	$82
Gross realized losses	-	-	86

Net realized gain/(losses)	$14	$-	$(4)

Notes to consolidated financial statements

Net non-recurring gains reported in 2011 non-interest income included $2.1 million in gains recorded on investments in the common stock of Rome and Legacy.  At year-end 2010, accumulated other comprehensive loss included $1.7 million in unrealized gains on these common stock investments.  These unrealized gains were reclassified and included in 2011 non-recurring gains, and they were elements of the consideration reported for these bank acquisitions and contributed to the goodwill recorded in these transactions.

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2011

Securities available for sale
Debt securities:
Municipal bonds and obligations	$-	$-	$-	$-	$-	$-
Government guaranteed residential mortgage-backed securities	-	48	-	-	-	48
Government-sponsored residential mortgage-backed securities	376	76,278	36	5,766	412	82,044
Corporate bonds	224	6,776	45	2,951	269	9,727
Trust preferred securities	20	2,541	2,572	3,065	2,592	5,606
Other bonds and obligations	-	-	-	-	-	-
Total debt securities	620	85,643	2,653	11,782	3,273	97,425

Marketable equity securities	782	6,229	-	-	782	6,229

Total	$1,402	$91,872	$2,653	$11,782	$4,055	$103,654

December 31, 2010

Securities available for sale
Debt securities:
Municipal bonds and obligations	$335	$15,630	$59	$1,195	$394	$16,825
Government guaranteed residential mortgage-backed securities	7	5,125	-	-	7	5,125
Government-sponsored residential mortgage-backed securities	580	54,056	-	-	580	54,056
Corporate bonds	15	1,985	75	2,920	90	4,905
Trust preferred securities	5	2,041	2,678	4,529	2,683	6,570
Other bonds and obligations	-	-	1	309	1	309
Total debt securities	942	78,837	2,813	8,953	3,755	87,790

Marketable equity securities	-	-	68	1,432	68	1,432

Total	$942	$78,837	$2,881	$10,385	$3,823	$89,222

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2011, prior to this recovery. The Company’s intent not to sell and assertion that it will not be required to sell these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio sales. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS portfolio were not other-than-temporarily impaired at year-end 2011:

Notes to consolidated financial statements

AFS municipal bonds and obligations

At year-end 2011, none of the 129 securities in the Company's portfolio of AFS municipal bonds and obligations were in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to have to the market. At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that we are appropriately compensated for that risk. There were no material underlying credit downgrades during 2011. All securities are performing.

AFS residential mortgage-backed securities

At year-end 2011, 14 out of a total of 156 securities in the Company's portfolio of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") guarantees the contractual cash flows of the Company's AFS residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2011. All securities are performing.

AFS corporate bonds

At year-end 2011, all 3 securities in the Company's portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 3% of the amortized cost. The securities are investment grade rated, and there were no material underlying credit downgrades during 2011. The securities are performing.

AFS trust preferred securities

At year-end 2011, 4 out of 6 securities in the Company's portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 32% of the amortized cost of securities in unrealized loss positions. The Company's evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities' amortized cost bases. Except for the security discussed below, the aggregate unrealized loss on the other securities in unrealized loss positions represented 10% of their amortized cost.

At year-end 2011, $2 .1 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $0.5 million, for potential other-than-temporary impairment ("OTTI") at December 31, 2011 and determined that OTTI was not evident based on both the Company's intent not to sell and assertion that it will not be required to sell the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $33 million in excess subordination above current and projected losses. The security is performing.

Notes to consolidated financial statements

AFS other bonds and obligations

At year-end 2011, none of the 8 securities in the Company's portfolio of other bonds and obligations were in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during 2011. All securities are performing.

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

At year-end 2011, 5 out of a total of 15 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 11% of the amortized cost of the securities. The Company has the intent and ability to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at year-end 2011. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion.

8.	LOANS

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

 Notes to consolidated financial statements

Year-end loans consisted of the following:

	2011			2010
(In thousands)	Historical	Acquired	Total	Total

Residential mortgages:
1-4 family	$649,467	$329,407	$978,874	$619,969
Construction	32,191	9,370	41,561	25,004
Total residential mortgages	681,658	338,777	1,020,435	644,973

Commercial mortgages:
Construction	117,492	6,726	124,218	126,824
Single and multi-family	89,401	16,398	105,799	86,925
Commercial real estate	746,545	179,679	926,224	711,824
Total commercial mortgages	953,438	202,803	1,156,241	925,573

Commercial business loans:
Asset based lending	151,065	2,206	153,271	98,239
Other commercial business loans	210,701	46,320	257,021	187,848
Total commercial business loans	361,766	48,526	410,292	286,087

Total commercial loans	1,315,204	251,329	1,566,533	1,211,660

Consumer loans:
Home equity	226,369	71,827	298,196	226,458
Other	39,020	32,386	71,406	59,071
Total consumer loans	265,389	104,213	369,602	285,529

Total loans	$2,262,251	$694,319	$2,956,570	$2,142,162

Total unamortized net costs and premiums included in the year-end total loans for historical loans were the following:

(In thousands)	2011	2010
Unamortized net loan origination costs	$5,163	$5,478
Unamortized net premium on purchased loans	251	296
Total unamortized net costs and premiums	$5,414	$5,774

The Company occasionally transfers a portion of its originated commercial loans to participating lending partners. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and its lending partners share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans, collects cash payments from the borrowers, remits payments (net of servicing fees), and disburses required escrow funds to relevant parties. At year-end 2011 and 2010, the Company was servicing loans for participants totaling $86 million and $69 million, respectively.

In 2011, the Company did not purchase any residential mortgage loans and sold residential mortgage loans aggregating $75.2 million. During 2010, the Company purchased residential mortgage loans aggregating $32.3 million and sold residential mortgage loans aggregating $105.9 million.

Most of the Company’s lending activity occurs within its primary markets in Western Massachusetts, Southern Vermont and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $365 million, or 12.3%, and $253 million, or 11.8%, of total loans in 2011 and 2010, respectively. There were no other concentrations of loans related to any one industry in excess of 10% of total loans at year-end 2011 or 2010.

Notes to consolidated financial statements

At year-end 2011, the Company had pledged loans totaling $81.6 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 13- Borrowings & Junior Subordinated Debentures.

At year-end 2011 and 2010, the Company’s commitments outstanding to related parties totaled $34.3 million and $41.5 million, respectively, and the loans outstanding against these commitments totaled $33.4 million and $32.6 million, respectively.    Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members.  For the years 2011 and 2010, all related party loans were performing.  Year-end aggregate extensions of credit to one related party, a large medical institution in our market area, totaled $32.7 million in 2011 and $31.4 million in 2010.  There were new extensions of credit to this party in the amount of $0.1 million and $8.2 million in 2011 and 2010, respectively. Reductions of extensions of credit (including loan repayments) to this party were $0.4 million and $2.1 million in 2011 and 2010, respectively.

The carrying amount of the acquired loans at December 31, 2011 totaled $694.3 million. These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $17.1 million and loans that were considered not impaired at the acquisition date with a carrying amount of $677.2 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

(In thousands)	2011
Year ended Decemeber 31, 2011
Balance at beginning of period	$-
Acquisitions	3,553
Sales	(648)
Reclassification from nonaccretable difference for loans with improved cash flows	-
Changes in expected cash flows that do not affect nonaccretable difference	-
Accretion	(1,628)
Balance at end of period	$1,277

The outstanding unpaid principal balance for all acquired credit impaired loans accounted for under ASC 310-30 loans as of December 31, 2011 was $34.6 million.

Notes to consolidated financial statements

The following is a summary of past due loans at December 31, 2011 and 2010:

Historical Loans
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2011
Residential mortgages:
1-4 family	$2,045	$877	$11,479	$14,401	$635,066	$649,467	$5,123
Construction	-	-	-	-	32,191	32,191	-
Total	2,045	877	11,479	14,401	667,257	681,658	5,123
Commercial mortgages:
Construction	-	-	8,650	8,650	108,842	117,492	-
Single and multi-family	70	-	676	746	88,655	89,401	314
Commercial real estate	746	8,019	5,258	14,023	732,522	746,545	-
Total	816	8,019	14,584	23,419	930,019	953,438	314
Commercial business loans
Asset based lending	-	-	-	-	151,065	151,065	-
Other commercial business loans	369	781	1,156	2,306	208,395	210,701	178
Total	369	781	1,156	2,306	359,460	361,766	178
Consumer loans:
Home equity	430	257	1,692	2,379	223,990	226,369	-
Other	311	148	148	607	38,413	39,020	100
Total	741	405	1,840	2,986	262,403	265,389	100
Total	$3,971	$10,082	$29,059	$43,112	$2,219,139	$2,262,251	$5,715

Acquired Loans
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2011
Residential mortgages:
1-4 family	$663	$242	$1,450	$2,355	$327,052	$329,407	$796
Construction	-	-	165	165	9,205	9,370	165
Total	663	242	1,615	2,520	336,257	338,777	961
Commercial mortgages:
Construction	-	-	606	606	6,120	6,726	606
Single and multi-family	-	-	703	703	15,695	16,398	703
Commercial real estate	68	102	1,923	2,093	177,756	179,679	1,913
Total	68	102	3,232	3,402	199,571	202,803	3,222
Commercial business loans:
Asset based lending	-	-	-	-	2,206	2,206	-
Other commercial business loans	349	235	258	842	44,636	46,320	245
Total	349	235	258	842	47,684	48,526	245
Consumer loans:
Home equity	284	-	75	359	71,468	71,827	-
Other	239	69	179	487	31,899	32,386	41
Total	523	69	254	846	103,367	104,213	41
Total	$1,603	$648	$5,359	$7,610	$686,879	$694,319	$4,469

Notes to consolidated financial statements

Historical Loans
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2010
Residential mortgages:
1-4 family	$2,103	$1,598	$1,936	$5,637	$614,332	$619,969	$-
Construction	-	104	237	341	24,663	25,004	-
Total	2,103	1,702	2,173	5,978	638,995	644,973	-
Commercial mortgages:
Construction	-	-	1,962	1,962	124,862	126,824	-
Single and multi-family	-	-	1,514	1,514	85,411	86,925	88
Commercial real estate	389	74	6,442	6,905	704,919	711,824	342
Total	389	74	9,918	10,381	915,192	925,573	430
Commercial business loans:
Asset based lending	-	-	-	-	98,239	98,239	-
Other commercial business loans	111	128	1,617	1,856	185,992	187,848	312
Total	111	128	1,617	1,856	284,231	286,087	312
Consumer loans:
Home equity	119	20	856	995	225,463	226,458	147
Other	780	245	202	1,227	57,844	59,071	165
Total	899	265	1,058	2,222	283,307	285,529	312
Total	$3,502	$2,169	$14,766	$20,437	$2,121,725	$2,142,162	$1,054

There were no acquired loans as of December 31, 2010 to disclose.

Activity in the allowance for loan losses for 2011, 2010 and 2009 was as follows:

Historical Loans
(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2011
Balance at beginning of year	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Charged-off loans	1,322	4,047	1,443	884	-	7,696
Recoveries on charged-off loans	231	189	109	150	-	679
Provision for loan losses	1,164	6,492	(164)	838	(1,313)	7,017
Balance at end of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Individually evaluated for impairment	449	1,722	116	488	-	2,775
Collectively evaluated for impairment	2,701	20,373	4,424	1,715	(90)	29,123
Loans acquired with deteriorated credit quality	-	-	-	-	-	-
Total	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898

Loans receivable:
Balance at end of year
Individually evaluated for impairment	5,655	34,074	564	1,190		41,483
Collectively evaluated for impairment	676,003	919,364	361,202	264,199		2,220,768
Total	$681,658	$953,438	$361,766	$265,389		$2,262,251

Notes to consolidated financial statements

Acquired Loans
(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2011
Balance at beginning of year	$-	$-	$-	$-	$-	$-
Charged-off loans	-	-	-	-	-	-
Recoveries on charged-off loans	-	-	-	-	-	-
Provision for loan losses	281	158	38	87	(18)	546
Balance at end of year	$281	$158	$38	$87	$(18)	$546
Individually evaluated for impairment	-	-	-	-	-	-
Collectively evaluated for impairment	281	158	38	87	(18)	546
Total	$281	$158	$38	$87	$(18)	$546

Loans receivable:
Balance at end of year
Individually evaluated for impairment	-	-	-	-		-
Collectively evaluated for impairment	338,777	202,803	48,526	104,213		694,319
Total	$338,777	$202,803	$48,526	$104,213		$694,319

Historical Loans
(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2010
Balance at beginning of year	$2,897	$19,282	$6,011	$2,749	$877	$31,816
Charged-off loans	409	6,403	2,685	1,188	-	10,685
Recoveries on charged-off loans	213	794	1,094	140	-	2,241
Provision for loan losses	376	5,788	1,618	398	346	8,526
Balance at end of year	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Individually evaluated for impairment	246	2,151	92	-	-	2,489
Collectively evaluated for impairment	2,831	17,310	5,946	2,099	1,223	29,409
Total	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898

Loans receivable:
Balance at end of year
Individually evaluated for impairment	1,352	3,798	8,606	397		14,153
Collectively evaluated for impairment	643,621	921,775	277,481	285,132		2,128,009
Total	$644,973	$925,573	$286,087	$285,529		$2,142,162

Historical Loans
(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2009
Balance at beginning of year	$1,895	$12,814	$3,982	$3,003	$1,214	$22,908
Charged-off loans	(2,016)	(27,596)	(5,945)	(3,586)	-	(39,143)
Recoveries on charged-off loans	-	22	64	235	-	321
Provision for loan losses	3,018	34,042	7,910	3,097	(337)	47,730
Balance at end of year	$2,897	$19,282	$6,011	$2,749	$877	$31,816
Individually evaluated for impairment	230	4,121	2,058	-	-	6,409
Collectively evaluated for impairment	2,667	15,161	3,953	2,749	877	25,407
Total	$2,897	$19,282	$6,011	$2,749	$877	$31,816

Notes to consolidated financial statements

The following is a summary of impaired loans at year-end 2011 and 2010 and for the years then ended:

Historical Loans	At December 31, 2011			Year Ended December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$2,546	$2,546	$-	$1,740	$82
Residential mortgages - construction	-	-	-	48	-
Commercial mortgages - construction	-	-	-	79	-
Commercial mortgages - single and multifamily	326	326	-	122	1
Commercial mortgages - real estate	2,751	2,751	-	6,189	260
Commercial business loans	-	-	-	23	1
Consumer - home equity	308	308	-	375	4

With an allowance recorded:
Residential mortgages - 1-4 family	$1,853	$2,302	$449	$1,027	$20
Residential mortgages - construction	-	-	-	16	-
Commercial mortgages - construction	7,559	8,650	1,091	4,476	-
Commercial mortgages - single and multifamily	-	-	-	274	11
Commercial mortgages - real estate	1,373	2,004	631	2,005	20
Other commercial business loans	13	129	116	400	6
Consumer - home equity	357	845	488	327	-

Total
Residential mortgages	$4,399	$4,848	$449	$2,831	$102
Commercial mortgages	12,009	13,731	1,722	13,145	292
Commercial business	13	129	116	423	7
Consumer	665	1,153	488	702	4
Total impaired loans	$17,086	$19,861	$2,775	$17,101	$405

Acquired Loans	At December 31, 2011			Year Ended December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$247	$247	$-	$41	$-
Residential mortgages - construction	-	-	-	-	-
Commercial mortgages - real estate	-	-	-	1,198	33
Commercial business	-	-	-	177	28
Consumer - home equity	37	37	-	6	-

With an allowance recorded:
Residential mortgages - 1-4 family	$-	$-	$-	$-	$-
Residential mortgages - construction	-	-	-	-	-
Commercial mortgages - construction	-	-	-	-	-
Commercial mortgages - single and multifamily	-	-	-	-	-
Commercial mortgages - real estate	-	-	-	-	-
Other commercial business loans	-	-	-	-	-

Total
Residential mortgages	$247	$247	$-	$41	$-
Commercial mortgages	-	-	-	1,198	33
Commercial business	-	-	-	177	28
Consumer	37	37	-	6	-
Total impaired loans	$284	$284	$-	$1,422	$61

Notes to consolidated financial statements

	At December 31, 2010			Year Ended December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$201	$201	$-	$995	$18
Residential mortgages - construction	-	-	-	91	-
Commercial business loans	8,596	8,596	-	8,972	227
Consumer - home equity	397	397	-	237	5

With an allowance recorded:
Residential mortgages - 1-4 family	973	1,206	233	1,108	18
Residential mortgages - construction	$178	$191	$13	$32	$-
Commercial mortgages - construction	1,432	1,735	303	1,236	-
Commercial mortgages - single and multifamily	772	1,211	439	307	12
Commercial mortgages - real estate	1,594	3,003	1,409	9,886	404
Other commercial business loans	10	102	92	17,490	33

Total
Residential mortgages	$1,352	$1,598	$246	$2,226	$36
Commercial mortgages	3,798	5,949	2,151	11,429	416
Commercial business	8,606	8,698	92	26,462	260
Consumer	397	397	-	237	5
Total impaired loans	$14,153	$16,642	$2,489	$40,354	$717

No additional funds are committed to be advanced in connection with impaired loans.

The following is summary information pertaining to non-accrual loans at year-end 2011 and 2010 for both historical and acquired loans:

(In thousands)	2011			2010
	Historical	Acquired	Total
Residential mortgages:
1-4 family	$6,356	$654	$7,010	$1,936
Construction	-	-	-	237
Total	6,356	654	7,010	2,173

Commercial mortgages:
Construction	8,650	-	8,650	1,962
Single and multi-family	362	-	362	1,426
Other	5,259	9	5,268	6,100
Total	14,271	9	14,280	9,488

Commercial business loans:
Asset based lending	-	-	-	-
Other commercial business loans	977	13	990	1,305
Total	977	13	990	1,305

Consumer loans:
Home equity	1,692	75	1,767	709
Other	48	139	187	37
Total	1,740	214	1,954	746

Total non-accrual loans	$23,344	$890	$24,234	$13,712

Credit Quality Indicators

The Bank utilizes a twelve grade internal loan rating system for each of its commercial real estate, construction and commercial loans as follows:

1	Substantially Risk Free

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

Notes to consolidated financial statements

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

Notes to consolidated financial statements

Other consumer loans, including auto loans, are rated based on a two rating system. Loans that are current within 119 days are rated Performing while loans delinquent for 120 days or more are rated Non-performing. Other consumer loans are placed on non-accrual at such time as they become Non-performing.

Acquired Loans Credit Quality Analysis

Upon acquiring a loan portfolio, our Internal Loan Review function undertakes the same process of assigning risk ratings as historical loans, which may differ from the risk rating policy of the predecessor company. Loans which are rated Substandard or worse according to rating process outlined below are deemed to be credit impaired loans accounted for under ASC 310-30, regardless of whether they are classified as performing or non-performing.

The Bank utilizes a twelve grade internal loan rating system for each of its acquired commercial real estate, construction and commercial loans as outlined in the Credit Quality Information section of this Note. The Company risk rates its residential mortgages, including 1-4 family and residential construction loans, based on a three rating system: Pass, Special Mention and Substandard. Residential mortgages that are current within 59 days are rated Pass. Residential mortgages that are 60 – 89 days delinquent are rated Special Mention. Residential mortgages delinquent for 90 days or greater are rated Substandard. Home equity loans are risk rated based on the same rating system as the Company’s residential mortgages. Other consumer loans are rated based on a two rating system. Other consumer loans that are current within 119 days are rated Performing while loans delinquent for 120 days or more are rated Non-performing. Non-performing other consumer loans are deemed to be credit impaired loans accounted for under ASC 310-30.

The Company subjected loans that do not meet the ASC 310-30 criteria to ASC 450-20 by collectively evaluating these loans for an allowance for loan loss. The Company applied a methodology similar to the methodology prescribed for originated loans, which includes the application of environmental factors to each category of loans. The methodology to collectively evaluate the acquired loans outside the scope of ASC 310-30 includes the application of a number of environmental factors that reflect management’s best estimate of the level of incremental credit losses that might be recognized given current conditions. This is reviewed as part of the allowance for loan loss adequacy analysis. As the loan portfolio matures and environmental factors change, the loan portfolio will be reassessed each quarter to determine an appropriate reserve allowance.

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At December 31, 2011, there had not been such a decrease and therefore there was no allowance for losses on acquired loans under Subtopic ASC 310-30.

The Company presented several tables within this footnote by historical loans and acquired loans in order to distinguish the credit performance of the newly acquired loans.

Notes to consolidated financial statements

The following table presents the Company’s loans by risk rating at year-end 2011 and 2010:

Historical Loans

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2011	2010	2011	2010	2011	2010
Grade:
Pass	$637,110	$616,435	$32,191	$24,663	$669,301	$641,098
Special mention	877	1,598	-	104	877	1,702
Substandard	11,480	1,936	-	237	11,480	2,173
Total	$649,467	$619,969	$32,191	$25,004	$681,658	$644,973

Commercial Mortgage Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Grade:
Pass	$91,452	$100,737	$85,153	$82,017	$674,814	$626,571	$851,419	$809,325
Special mention	5,939	10,803	435	381	16,459	27,377	22,833	38,561
Substandard	17,262	15,095	3,813	4,527	55,156	57,752	76,231	77,374
Doubtful	2,839	189	-	-	116	124	2,955	313
Loss	-	-	-	-	-	-	-	-
Total	$117,492	$126,824	$89,401	$86,925	$746,545	$711,824	$953,438	$925,573

Commercial Business Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business
(In thousands)	2011	2010	2011	2010	2011	2010
Grade:
Pass	$149,741	$98,239	$200,246	$180,321	$349,987	$278,560
Special mention	-	-	607	1,281	607	1,281
Substandard	1,324	-	9,753	6,164	11,077	6,164
Doubtful	-	-	95	82	95	82
Loss	-	-	-	-	-	-
Total	$151,065	$98,239	$210,701	$187,848	$361,766	$286,087

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer
(In thousands)	2011	2010	2011	2010	2011	2010
Performing	$224,677	$225,749	$38,972	$59,034	$263,649	$284,783
Nonperforming	1,692	709	48	37	1,740	746
Total	$226,369	$226,458	$39,020	$59,071	$265,389	$285,529

Notes to consolidated financial statements

Acquired Loans

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2011	2010	2011	2010	2011	2010
Grade:
Pass	$327,715	$-	$9,205	$-	$336,920	$-
Special mention	242	-	-	-	242	-
Substandard	1,450	-	165	-	1,615	-
Total	$329,407	$-	$9,370	$-	$338,777	$-

Commercial Mortgage Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Grade:
Pass	$3,548	$-	$14,802	$-	$161,218	$-	$179,568	$-
Special mention	2,160	-	272	-	8,071	-	10,503	-
Substandard	1,018	-	1,324	-	10,390	-	12,732	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$6,726	$-	$16,398	$-	$179,679	$-	$202,803	$-

Commercial Business Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business
(In thousands)	2011	2010	2011	2010	2011	2010
Grade:
Pass	$2,206	$-	$39,578	$-	$41,784	$-
Special mention	-	-	3,810	-	3,810	-
Substandard	-	-	2,932	-	2,932	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$2,206	$-	$46,320	$-	$48,526	$-

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer
(In thousands)	2011	2010	2011	2010	2011	2010
Performing	$71,752	$-	$32,248	$-	$104,000	$-
Nonperforming	75	-	138	-	213	-
Total	$71,827	$-	$32,386	$-	$104,213	$-

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

The following tables include the recorded investment and number of modifications for modified loans identified during the year-ended December 31, 2011. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

Notes to consolidated financial statements

	Modifications by Class
	For the twelve months ending December 31, 2011
	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	1	$607	$607
Commercial - Other	1	726	176
	2	$1,333	$783

As of December 31, 2011, there were no loans that were restructured within the last 12 months that have subsequently defaulted.

The following table presents the Company’s TDR activity in 2011 and 2010:

(In thousands)	2011	2010
Balance at beginning of year	$7,829	$30,991
Principal payments	(69)	(6,294)
TDR status change (1)	(7,041)	(16,368)
Other reductions (2)	(239)	(1,880)
Newly identified TDRs	783	1,380
Balance at end of year	$1,263	$7,829

(1)	TDR Status change classification represents TDR loans with a specified interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan was on current payment status and not impaired based on the terms specified by the restructuring agreement.

(2)	Other Reductions classification consists of transfer to other real estate owned and charge-offs to loans.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

Notes to consolidated financial statements

9.          PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2011(1)	2010	Estimated Useful Life

Land	$8,349	$3,836	N/A
Buildings and improvements	52,762	36,302	5 - 39 years
Furniture and equipment	30,886	25,329	3 - 7 years
Construction in process	2,375	1,773
Premises and equipment, gross	94,372	67,240
Accumulated depreciation and amortization	(33,543)	(28,694)
Premises and equipment, net	$60,829	$38,546

(1)	Amounts include balances associated with discontinued operations

Depreciation and amortization expense for the years 2011, 2010 and 2009 amounted to $4.8 million, $3.8 million, and $3.9 million, respectively.

10.          GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below. The increases in goodwill and certain other intangible assets were related to the acquisition of Legacy and Rome. Refer to Note 3 – Mergers and Acquisitions.

Year-end goodwill relates to the following reporting units:

(In thousands)	2011	2010

Banking	$179,214	$138,549
Insurance	23,176	23,176
Total	$202,390	$161,725

The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded on goodwill for 2011 and 2010.

Notes to consolidated financial statements

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2011 (1)
Non-maturity deposits	$28,663	$(13,538)	$15,125
Insurance contracts	7,345	(3,795)	3,550
All other intangible assets	3,522	(650)	2,872
Total	$39,530	$(17,983)	$21,547

December 31, 2010
Non-maturity deposits	$16,978	$(10,371)	$6,607
Insurance contracts	7,463	(3,178)	4,285
All other intangible assets	1,037	(575)	462
Total	$25,478	$(14,124)	$11,354

(1)	Amounts include balances associated with discontinued operations

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from eight to eleven years. Amortization expense related to intangible assets totaled $4.4 million in 2011, $3.0 million in 2010, and $3.3 million in 2009.

Notes to consolidated financial statements

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2011 is as follows: 2012- $5.1 million; 2013- $4.6 million; 2014- $3.9 million; 2015- $2.6 million; 2016- $2.0 million and thereafter- $2.9 million.

For the years 2011, 2010 and 2009, no impairment charges were identified for the Company’s intangible assets.

11.          OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2011	2010

Net deferred tax asset	$39,691	$17,779
Capitalized mortgage servicing rights	3,067	2,035
Accrued interest receivable	11,350	8,769
Investment in tax credits	9,527	4,618
FDIC insurance	7,095	8,053
Accrued federal and state tax receivable	1,480	6,404
Derivative assets	13,926	7,673
Other	5,173	3,576

Total other assets	$91,309	$58,907

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $486.6 million, $319.8 million, and $245.2 million at year-end 2011, 2010, and 2009, respectively. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. At inception, capitalized mortgage servicing rights approximates the capitalized net present value of fee income streams generated from servicing these loans. The fair value of these rights is based on discounted cash flow projections. Contractually specified servicing fees were $1.2 million, $2.0 million, and $1.8 million for the years 2011, 2010, and 2009, respectively, and included as a component of loan related fees of non-interest income. The significant assumptions used in the valuation at year-end 2011 included a discount rate of 11% and pre-payment speed assumptions ranging from 13.0% to 20.4%. Net gains on sales of mortgage loans were $257 thousand, $851 thousand, and $890 thousand for the years 2011, 2010 and 2009, respectively.

Mortgage servicing rights activity was as follows:

(In thousands)	2011	2010

Balance at beginning of year	$2,035	$1,620
Additions	1,555	1,121
Amortization	(523)	(528)
Impairment Adjustment	-	(178)
Balance at end of year	$3,067	$2,035

Notes to consolidated financial statements

12.          DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2011(1)	2010
Maturity date:
Within 1 year	$523,228	$393,944
Over 1 year to 2 years	219,492	140,842
Over 2 years to 3 years	114,204	79,436
Over 3 years to 4 years	75,474	63,258
Over 4 years to 5 years	58,977	48,765
Over 5 years	11,263	14,879
Total	$1,002,638	$741,124

Account balances:
Less than $100,000	$511,592	$368,770
$100,000 or more	491,046	372,354
Total	$1,002,638	$741,124

(1) Amounts include balances associated with discontinued operations

13.          BORROWINGS & JUNIOR SUBORDINATED DEBENTURES

Short-term debt includes FHLBB advances with an original maturity of less than one year and outstanding borrowings on lines of credit.  Total short-term debt was $10 million and $47.0 million at year-end 2011 and 2010, respectively.  The weighted-average interest rates on short-term debt at year-end 2011 and 2010 were 0.16% and 0.38%, respectively. The Bank also maintains a $3 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit at year-end 2011 and 2010.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place in 2011.   The Bank had no outstanding borrowings at year-end 2011, 2010 or 2009.

Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at year-end 2011 include callable advances totaling $8 million, and amortizing advances totaling $5.8 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

Notes to consolidated financial statements

A summary of long-term FHLBB advances at year-end 2011 and 2010 is as follows:

	2011		2010
		Weighted		Weighted
(In thousands)	Amount	Average Rate	Amount	Average Rate

Fixed rate advances maturing:
2011	$-	-%	$610	5.70%
2012	10,000	0.16	-	-
2013	16,727	1.44	3,000	4.89
2014	20,543	3.01	10,207	5.00
2016 and beyond	10,579	4.10	10,443	4.15
Total fixed rate advances	57,849	2.26	24,260	4.64

Variable rate advances maturing:
2012	34,940	0.59	34,874	0.37
2013	59,149	1.37	58,673	0.53
2014	10,000	0.64	20,000	0.51
2015	20,000	0.42	20,000	0.34
2016 and beyond	40,000	0.42	40,000	0.34
Total variable rate advances	164,089	0.81	173,547	0.43

Total FHLBB advances	$221,938	1.19%	$197,807	0.94%

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.35% at year-end 2011. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

14.          OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2011	2010

Derivative liabilities	$26,930	$18,717
Other	16,828	9,297

Total other liabilities	$43,758	$28,014

Notes to consolidated financial statements

15.          EMPLOYEE BENEFIT PLANS

The Company accounts for our pension and postretirement plans by recognizing in the financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. The Company reports changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

Pension Plans

The Company maintains a legacy employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2011, all minimum ERISA funding requirements have been met.

Information regarding the pension plan at December 31, 2011 is as follows (in thousands):

Change in projected benefit obligation:
Projected benefit obligation at plan acquisition date	$5,744
Interest cost	223
Actuarial loss	451
Benefits paid	(258)
Settlements	(120)
Projected benefit obligation at end of year	6,040

Change in fair value of plan assets:
Fair value of plan assets at plan acquisition date	4,915
Actual return on plan assets	(267)
Contributions by employer	186
Benefits paid	(258)
Settlements	(120)
Fair value of plan assets at end of year	4,456

Underfunded status at year end	$(1,584)

Amounts Recognized in Statement of Financial Position

Current Liabilities	-
Noncurrent Liabilities	(1,584)

Net pension cost is comprised of the following for the year ended December 31, 2011 (in thousands):

Interest cost	$223
Expected return on plan assets	(319)
Net periodic pension credit	$(96)

Notes to consolidated financial statements

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income during 2011 are as follows (in thousands):

Actuarial loss	$1,037
Total loss recognized in accumulated other comprehensive income	1,037
Total recognized in net periodic pension cost and other comprehensive income	$941

The Company expects to make cash contributions of $191 thousand to the pension trust during the 2012 fiscal year.

The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $47 thousand.

The principal actuarial assumptions used at December 31, 2011 were as follows:

Projected benefit obligation
Discount rate	4.660%
Net periodic pension cost
Discount rate	5.360%
Long term rate of return on plan assets	9.000%

The discount rate that is used in the measurement of the pension obligation is determined by comparing the pension plan expected future retirement payment cash flows to the Citigroup Above Median Pension Liability Index as of the measurement date. The expected long-term rate of return on Plan assets reflects long-term earnings expectations on existing Plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by Plan assets in the fund and the rates of return expected to be available for reinvestment. The rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations.

The Company’s overall investment strategy with respect to the Plan’s assets is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s targeted asset allocation is 65% equity securities and 35% fixed-income securities. Equity securities primarily include investments in large cap core, value, and growth stocks. The fixed income portion of the Plan assets is invested in one index fund which is an investment grade, intermediate term index. Equity securities are expected to earn a return in the range of 5% to 9% and fixed income securities are expected to earn a return in the range of 2% to 6%. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Plan’s target allocation, we expect the future rate of return to be approximately 9%.

The fair values of the Plan’s assets by asset category and level within the fair value hierarchy are as follows at December 31, 2011 (in thousands):

Asset Category	Total	Level 1	Level 2
Equity mutual funds:
Large-Cap	$399	$399	-
Small-Cap	527	527	-
Equity trusts:	-	-	-
Large-Cap	1,346	-	$1,346
International	491	-	491
Fixed Income Trusts	1,693	-	1,693
Total	$4,456	$926	$3,530

 Notes to consolidated financial statements

The Plan did not hold any assets classified as Level 3 during 2011.

Estimated benefit payments under our pension plans over the next ten years at December 31, 2011 are as follows (in thousands):

Year	Payments
2012	$350
2013	377
2014	378
2015	383
2016	375
2017–2021	1,931

Postretirement Benefits

The Company has an unfunded post-retirement medical plan which was assumed in connection with the Rome Bancorp acquisition in 2011 and has modified the postretirement plan so that participation is closed to those employees who did not meet the retirement eligibility requirements by March 31, 2011. The Company contributes partially to medical benefits and life insurance coverage for retirees. The retiree and surviving spouse are responsible for the remainder of the medical benefits, including increases in premiums levels, between the total premium and the Company’s contribution. Information regarding the postretirement plan at December 31, 2011 is as follows (in thousands):

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at plan acquisition date	$1,468
Interest cost	53
Participant contributions	30
Actuarial loss	44
Benefits paid	(107)
Amendments	(405)
Accumulated postretirement benefit obligation at end of year	1,083

Change in plan assets:
Fair value of plan assets at plan acquisition date	$-
Contributions by employer	77
Contributions by participant	30
Benefits paid	(107)
Fair value of plan assets at end of year	$-

Amounts Recognized in Statement of Financial Position

Current Liabilities	(93)
Noncurrent Liabilities	(990)

The postretirement benefit obligation recognized in accumulated other comprehensive income and the accrued liability for the year ended December 31, 2011 are as follows (in thousands):

Prior service cost	(405)
Net actuarial loss	44
Total recognized in accumulated other comprehensive income	(361)
Accrued postretirement liability recognized	$(1,444)

Notes to consolidated financial statements

The Company expects to contribute $93 thousand to the postretirement benefit plan during the next fiscal year equal to the expected benefit payments in this unfunded plan.

The amount expected to be amortized from other comprehensive income into net periodic postretirement cost over the next fiscal year is $34 thousand.

A discount rate of 4.25% was utilized as of December 31, 2011 to calculate the future postretirement obligation related to the medial plan. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 8% for 2011, and gradually decreased to 5% by 2017. This assumption can have a significant effect on the amounts reported, although as noted above, increases in premium levels are the financial responsibility of the plan beneficiary and thus an increase or decrease in 1% of the health care cost trend rates utilized would have had an immaterial effect on the service and interest cost as well as the accumulated post-retirement benefit obligation for the postretirement plan as of December 31, 2011.

Estimated benefit payments under the postretirement benefit plan over the next ten years at December 31, 2011 are as follows (in thousands):

Year	Payments
2012	$93
2013	91
2014	89
2015	87
2016	85
2017–2021	398

401(k) Plan

The Company provides a 401(k) Plan which most employees participate in. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $1.9 million in 2011 and $1.5 million for each of the years 2010 and 2009.

Employee Stock Ownership Plan (“ESOP”)

Two ESOP plans were acquired by the Company in connection with our previous whole-bank acquisitions in 2011, and both were frozen and terminated prior to the completion of those transactions. As these plans were frozen and terminated, all amounts in the ESOP as of that date were vested and the loan under the ESOP was repaid from the proceeds of unallocated shares in the ESOP.

Other Plans

The Company maintains a supplemental executive retirement plan (“SERP”) for a few select executives. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. Some of these SERPs were assumed in connection with the Legacy acquisition in 2011. At year-end 2011 and 2010, the accrued liability for these SERPs were $2.0 million and $1.4 million, respectively. SERP expense was $326 thousand in 2011, $242 thousand in 2010, and $207 thousand in 2009, and is recognized over the required service period.

The Company has endorsement split-dollar life insurance arrangements pertaining to certain current and prior executives. Under these arrangements, the Company purchased policies insuring the lives of the executives, and separately entered into agreements to split the policy benefits with the executive. There are no post-retirement benefits associated with these policies.

Notes to consolidated financial statements

16.          INCOME TAXES

Income tax expense (benefit) is as follows:

(In thousands)	2011	2010	2009

Current:
Federal tax expense (benefit)	$2,112	$6,634	$(6,578)
State tax expense	572	2,004	95
Total current expense (benefit)	2,684	8,638	(6,483)
Deferred :
Federal tax (benefit) expense	2,102	(4,508)	(8,247)
State tax (benefit) expense	1,025	(1,545)	(867)
Total deferred (benefit) expense	3,127	(6,053)	(9,114)
Decrease in valuation allowance	-	-	-
Total income tax expense (benefit)	$5,811	$2,585	$(15,597)

The effective income tax rate differs from the statutory tax rate as a result of the following:

	2011	2010	2009

Statutory tax rate	35.0%	35.0%	(35.0)%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.4	1.8	0.1
Tax exempt income - investments, net	(9.5)	(13.5)	(5.5)
Bank-owned life insurance	(3.4)	(2.8)	(1.4)
Non-taxable gain on Rome and Legacy	(3.1)	-	-
Non-deductible goodwill on branch divestiture	6.9	-	-
Tax credits, net of basis reduction	(7.2)	(5.8)	(8.4)
Other, net	1.7	1.0	0.7

Effective tax rate (1)	24.8%	15.7%	(49.5)%

Year-end deferred tax assets (liabilities) relate to the following:

(In thousands)	2011	2010
Allowance for loan losses	$17,439	$18,668
Intangible amortization	(8,388)	(6,916)
Bonus depreciation on premises and equipment	(1,186)	(2,686)
Tax credit carryforwards	8,612	4,146
Net unrealized loss on swaps and securities available for sale in OCI	3,510	2,189
Employee benefit plans	2,776	1,523
Investments	209	347
Purchase accounting adjustments	12,178	23
Net operating loss and capital loss carryforwards	6,125	-
Other	556	485
Deferred tax asset, net before valuation allowance	41,831	17,779
Valuation allowance	(2,140)	-
Deferred tax asset, net of valuation allowance	$39,691	$17,779

Notes to consolidated financial statements

Management believes that it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance based on anticipated future levels of pre-tax income. As part of the Legacy merger, it was determined that a $2.1 million valuation allowance against the capital loss carryforward will be maintained to the extent the capital losses are not expected to be utilized in the future. Actual future income may differ from management’s expectations which could lead the Company to establish an additional allowance in future years.

The Company is no longer subject to U.S. federal income tax or state income tax examinations for tax years prior to 2008. However, the 2007 U.S. federal income tax year remains open to the extent of the 2009 net operating loss carryback claim. The Company is currently under examination by the Internal Revenue Service for 2007 to the extent of the 2009 net operating loss carryback claim and for the 2008 and 2009 tax years.

On April 1, 2011, the Company completed its acquisition of Rome and its subsidiaries and on July 21, 2011, the Company completed its acquisition of Legacy and its subsidiaries. Refer to Note 3 for further details. As a result of the merger, the Company will inherit the tax histories of Rome and Legacy for all of their tax periods still open for examination.

The Company recorded $0.7 million in unrecognized income tax benefits at December 31, 2011. If recognized, the unrecognized income tax benefits would minimally affect the Company’s annualized income tax rate. No significant reserves for uncertain tax positions were recorded at year-end 2010 and 2009. Interest and penalties recognized as part of the Company’s income tax expense was not material for the year ending 2011.

17.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2011, the Company held derivatives with a total notional amount of $578 million. Of this total, interest rate swaps with a combined notional amount of $200 million were designated as cash flow hedges and $335 million have been designated as economic hedges.  The remaining $43 million notional amount represents commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At year-end 2011, no derivatives were designated as hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at year-end 2011.

The Company pledged collateral to derivative counterparties in the form of cash totaling $1.6 million and securities with an amortized cost of $33.1 million and a fair value of $35.2 million at year-end 2011. The Company does not typically require its Commercial customers to post cash or securities collateral on its program of back-to-back economic hedges, however certain language is written in to the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Notes to consolidated financial statements

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at year-end 2011 follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	1.7	0.49%	4.00%	$(5,888)
Forward-starting interest rate swaps on FHLBB borrowings	80,000	3.5	-	2.56%	(2,064)
Interest rate swaps on junior subordinated debentures	15,000	2.4	2.35%	5.54%	(1,055)
Total cash flow hedges	200,000				(9,007)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	14,096	17.9	0.64%	5.09%	(3,505)
Interest rate swaps on loans with commercial loan customers	160,389	5.6	2.73%	5.77%	(14,351)
Reverse interest rate swaps on loans with commercial loan customers	160,389	5.6	5.77%	2.73%	13,871
Total economic hedges	334,874				(3,985)

Non-hedging derivatives:
Commitments to originate residential mortgage loans	21,538	0.2			(66)
Commitments to sell residential mortgage loans	21,538	0.2			55
Total non-hedging derivatives	43,076				(11)

Total	$577,950				$(13,003)

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at year-end 2010 follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	2.7	0.29%	4.00%	$(7,696)
Forward-starting interest rate swaps on FHLBB borrowings	40,000	2.8	-	3.13	(468)
Interest rate swaps on junior subordinated debentures	15,000	3.4	2.13	5.54	(1,142)
Total cash flow hedges	160,000				(9,306)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	14,559	18.9	0.63	5.09	(1,757)
Interest rate swaps on loans with commercial loan customers	137,295	6.5	2.93	6.04	(7,374)
Reverse interest rate swaps on loans with commercial loan customers	137,295	6.5	6.04	2.93	7,406
Total economic hedges	289,149				(1,725)

Non-hedging derivatives:
Commitments to originate residential mortgage loans	13,172	0.2			(280)
Commitments to sell residential mortgage loans	13,172	0.2			267
Total non-hedging derivatives	26,344				(13)

Total	$475,493				$(11,044)

Cash Flow Hedges

The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges are reported in other comprehensive income and subsequently reclassified to earnings when the forecasted transaction affects earnings. Each quarter, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.

Notes to consolidated financial statements

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

The Company has also entered into eight forward-starting interest rate swaps each with a notional value of $80 million at year-end 2011. These swaps become effective in sets of two at a time with the first set becoming effective in April 2012, the second in June 2012, the third in January 2013 and the final set becoming effective in April 2013. Four of these swaps have a one year duration, two have a four year duration and the remaining two have a five year duration. This hedge strategy converts the LIBOR based rate of interest on certain FHLBB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

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

Amounts included in the Consolidated Statements of Operations and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

Notes to consolidated financial statements

	Years Ended December 31,
(In thousands)	2011	2010

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$254	$(4,738)

Elimination of unrealized loss for termination of swaps	-	5,448

Realized loss recognized in accumulated other comprehensive loss for termination of swaps	-	(6,382)

Reclassification of realized loss (gain) from accumulated other comprehensive loss to interest expense for termination of swaps	942	319

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for hedge ineffectiveness	42	83

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	(505)	2,174

Interest rate swaps on junior subordinated debentures:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	87	(474)

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	(37)	196
Other comprehensive (loss) income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$783	$(3,374)

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$4,870	$5,327
Net interest expense recognized in interest expense on junior subordinated debentures	$516	$509

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the years ended 2011 and 2010.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $4.7 million will be reclassified as an increase to interest expense.

Economic Hedges and Non-Hedging Derivatives

At year-end 2011 and 2010, respectively, the Company has an interest rate swap with a $14.1 million and $14.6 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $480 thousand at year-end 2011 and were not material to the financial statements.  The interest income and expense on these mirror image swaps exactly offset each other.

Notes to consolidated financial statements

The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to Federal National Mortgage Association (“Fannie Mae”).  These commitments are considered derivative financial instruments and are recorded at fair value with any changes in fair value recorded through earnings.

Amounts included in the Consolidated Statements of Operations related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2011	2010

Economic hedges
Interest rate swap on industrial revenue bond:

Net interest expense recognized in interest and dividend income on securities	$(727)	$(666)

Unrealized (loss) gain recognized in other non-interest income	-	(739)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	6,977	4,487

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(6,977)	(4,487)

(Unfavorable) favorable change in credit valuation adjustment recognized in other non-interest income	$(512)	$(43)

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$(358)	$(519)

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$311	$535

18.         OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

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

Notes to consolidated financial statements

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at year-end:

(In thousands)	2011	2010
Commitments to originate new loans	$26,184	$46,214
Unused funds on commercial and other lines of credit	229,084	154,716
Unadvanced funds on home equity lines of credit	225,315	172,117
Unadvanced funds on construction and real estate loans	163,135	122,086
Standby letters of credit	32,622	32,404
Tax credit commitments	-	4,648
Total	$676,340	$532,185

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2011.

Tax credit commitments are contractual obligations to provide capital contributions to tax credit partnerships that support low income housing initiatives.

Operating Lease Commitments. Future minimum rental payments required under operating leases at year-end 2011 are as follows: 2012– $3.7 million; 2013 – $3.8 million; 2014 – $3.8 million; 2015 – $3.7 million; 2016 -$3.5 million and all years thereafter – $42.3 million. The leases contain options to extend for periods up to eighteen years. The cost of such rental options is not included above. Total rent expense for the years 2011, 2010 and 2009 amounted to $3.2 million, $3.2 million and $2.7 million, respectively.

Employment and Change in Control Agreements. The Company and the Bank have entered into a three-year employment agreement with one senior executive. The Company and the Bank also have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at year-end 2011 will have no material effect on the Company’s financial statements.

Proposed Merger. On October 25, 2011, the Company and the Bank entered into a Merger Agreement with CBT pursuant to which CBT will merge with and into Berkshire Bank. The transaction is valued at approximately $30 million. Refer to Note 3 for further information.

Notes to consolidated financial statements

19.          STOCKHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2011	2010	2009

Net income (loss) from continuing operations	16,667	13,858	(15,931)
Income from discontinued operations before income taxes (including gain on disposal of $4,962)	4,684	-	-
Income tax expense	3,770	-	-
Net income from discontinued operations	914	-	-
Net income	$17,581	$13,858	$(15,931)
Less: Cumulative preferred stock dividends and accretion	-	-	1,030
Less: Deemed dividend from preferred stock repayment	-	-	2,954
Net income (loss) available to common stockholders	$17,581	$13,858	$(19,915)

Average number of common shares issued	19,812	15,849	15,239
Less: average number of treasury shares	1,741	1,818	1,930
Less: average number of unvested stock award shares	186	169	120
Average number of basic common shares outstanding	17,885	13,862	13,189
Plus: dilutive effect of unvested stock award shares	-	25	-
Plus: dilutive effect of stock options outstanding	67	9	-
Average number of diluted common shares outstanding	17,952	13,896	13,189

Basic and diluted earnings per share:
Continuing Operations	$0.93	$1.00	$(1.51)
Discontinued Operations	$0.05	$-	$-

For the year ended 2011, 394 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2010, 301 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2009, 120 thousand shares of restricted stock and 430 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.

Notes to consolidated financial statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2011 and 2010, the Bank met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

As of year-end 2011 and 2010, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Bank’s actual and required capital amounts were as follows:

					Minimum to be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total capital to risk-weighted assets	$347,187	11.29%	$246,014	8.00%	$307,517	10.00%
Tier 1 capital to risk-weighted assets	314,320	10.22	123,022	4.00	184,532	6.00
Tier 1 capital to average assets	314,320	8.41	149,498	4.00	186,873	5.00

December 31, 2010
Total capital to risk-weighted assets	$240,355	10.61%	$181,245	8.00%	$226,557	10.00%
Tier 1 capital to risk-weighted assets	211,991	9.36	90,623	4.00	135,934	6.00
Tier 1 capital to average assets	211,991	8.04	105,341	4.00	131,676	5.00

Notes to consolidated financial statements

 A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

(In thousands)	2011	2010
Total stockholders' equity per consolidated financial statements	$553,365	$388,647

Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	(35,674)	(33,992)
Net unrealized gain on available for sale securities	(3,960)	(2,541)
Net unrealized loss on cash flow hedges	7,549	4,693
Net unrealized loss on terminated swaps	-	3,547
Disallowed goodwill and other intangible assets	(198,715)	(148,363)
Disallowed deferred taxes	(8,245)	-
Total Bank Tier 1 Capital	314,320	211,991

Adjustments for total capital:
Includible allowances for loan losses	32,519	28,364
Net unrealized loss (gain) on available for sale securities includible in Tier 2 capital	348	-
Total Bank capital per regulatory reporting	$347,187	$240,355

Common stock

The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year (as defined by statute), plus the Bank’s net income retained for the two previous years, without regulatory approval.  Dividends from the Bank are an important source of funds to the Company to make dividend payments on its common and preferred stock, to make payments on its borrowings, and for its other cash needs.  The ability of the Company and the Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements.  The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies relating to capital, safety and soundness, and other regulatory concerns.

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

Notes to consolidated financial statements

(In thousands)	2011	2010	2009
Unrealized holding gain (loss) on AFS securities during the period	$2,329	$(116)	$6,958
Reclassification adjustment for net realized loss on sale of AFS securities	-	-	4
Unrealized gain (loss) on AFS securities at period end	2,329	(116)	6,962
Net loss (gain) on effective cash flow hedging derivatives	341	319	7,286
Net loss on terminated swap	942	(6,063)	-
Net loss on pension plans	(676)	-	-
Tax effects	(1,411)	2,418	(5,642)
Total other comprehensive (income) loss, net	$1,525	$(3,442)	$8,606

Year-end components of accumulated other comprehensive loss are as follows:

(In thousands)	2011	2010
Net unrealized holding gain (loss) on AFS securities	$6,299	$3,969
Net loss on effective cash flow hedging derivatives	(8,882)	(9,222)
Net loss on terminated swap	(5,121)	(6,063)
Net unrealized holding gain (loss) on pension plans	(676)	-
Tax effects	3,495	4,906
Accumulated other comprehensive loss	$(4,885)	$(6,410)

The Company’s accumulated other comprehensive loss totaled $4.9 million at year-end 2011. Of this loss, $14 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $5.8 million, $6.3 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $2.3 million, and $0.7 million was attributable to accumulated losses on pensions.

The Company’s accumulated other comprehensive loss totaled $6.4 million at year-end 2010. Of this loss, $15.3 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $6.4 million, and $4.0 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $1.5 million.

20.         STOCK-BASED COMPENSATION PLANS

The 2011 Equity Compensation Plan (the “Plan”) permits the granting of a combination of Restricted stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.4 million shares were authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of year-end 2011, the Company had the ability to grant approximately 1.2 million shares under this plan.

Notes to consolidated financial statements

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2010	171	$18.42	255	$25.69
Granted	136	20.88	-	-
Acquired	-	-	195	23.19
Stock options exercised	-	-	(16)	15.87
Stock awards vested	(68)	19.80	-	-
Forfeited	(23)	19.49	-	-
Expired	-	-	(37)	19.86
Balance, December 31, 2011	216	$19.88	397	$25.39
Exercisable options, December 31, 2011			397	$25.39

Stock Awards

The total compensation cost for stock awards recognized as expense was $1.5 million, $1.6 million, and $1.4 million, in the years 2011, 2010 and 2009, respectively. The total recognized tax benefit associated with this compensation cost was $0.6 million, $0.6 million, and $0.6 million, respectively.

The weighted average fair value of stock awards granted was $20.88, $16.76 and $23.10 in 2011, 2010 and 2009, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.

The total fair value of stock awards vested during 2011, 2010 and 2009 was $1.3 million, $913 thousand and $1.4 million, respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $2.4 million as of year-end 2011. This amount is expected to be recognized over a weighted average period of two years.

Option Awards

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company did not grant option awards in 2011 or 2010.

The total intrinsic value of options exercised was $98 thousand, $198 thousand, and $178 thousand for the years 2011, 2010, and 2009, respectively. The expense pertaining to options vesting in the years 2011, 2010, and 2009 was $0, $53 thousand, and $43 thousand, respectively.

Notes to consolidated financial statements

21.         FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements of Financial Instruments

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	2011
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$17,395	$17,395
Available-for-sale securities:
Municipal bonds and obligations	-	77,854	-	77,854
Government guaranteed residential mortgage-backed securities	-	45,096	-	45,096
Government-sponsored residential mortgage-backed securities	-	247,611	-	247,611
Corporate bonds	-	9,727	-	9,727
Trust preferred securities	-	17,271	544	17,815
Other bonds and obligations	-	644	-	644
Marketable equity securities	21,009	-	-	21,009
Derivative assets	-	13,926	-	13,926
Derivative liabilities	-	26,864	66	26,930

	2010
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$16,155	$16,155
Available-for-sale securities:
Municipal bonds and obligations	-	79,906	-	79,906
Government guaranteed residential mortgage-backed securities	-	26,164	-	26,164
Government-sponsored residential mortgage-backed securities	-	146,719	-	146,719
Corporate bonds	-	18,290	-	18,290
Trust preferred securities	-	19,637	218	19,855
Other bonds and obligations	-	403	-	403
Marketable equity securities	17,428	-	1,477	18,905
Derivative assets	-	7,673	-	7,673
Derivative liabilities	-	18,437	280	18,717

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

Notes to consolidated financial statements

Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and condition, among other things.  The Company holds one pooled trust preferred security. This security’s fair value is based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool and therefore classified as Level 3.

Derivative Assets and Liabilities. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service overseen by management and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of year-end 2010 and 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets. The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. At year-end 2011, liabilities derived from commitments to originate residential mortgage loans for sale totaled $66 thousand. The estimated fair values of commitments to sell residential mortgage loans were calculated by reference to prices quoted by the Federal National Mortgage Association in secondary markets. These valuations result in a Level 2 classification. At year-end 2011, assets derived from commitments to sell residential mortgage loans totaled $311 thousand.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis for the years ended 2011 and 2010.

Notes to consolidated financial statements

	Assets		Liabilities
	Trading	Securities
	Account	Available	Derivative
(In thousands)	Security	for Sale	Liabilities

Balance as of December 31, 2009	$15,880	$2,016	$(273)

Unrealized gain (loss) recognized in other non-interest income	715	-	(7)
Unrealized loss included in accumulated other comprehensive loss	-	(321)	-
Amortization of trading account security	(440)	-	-
Balance as of December 31, 2010	$16,155	$1,695	$(280)

Unrealized gain (loss) recognized in other non-interest income	1,704	-	214
Unrealized gain included in accumulated other comprehensive loss	-	326	-
Amortization of trading account security	(464)	-	-
Transfer out of Level 3	-	(1,477)	-
Balance as of December 31, 2011	$17,395	$544	$(66)

Unrealized gains (losses) relating to instruments still held at December 31, 2011	$3,299	$(2,055)	$-
Unrealized gains (losses) relating to instruments still held at December 31, 2010	$1,595	$(2,447)	$-

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured on a non-recurring basis.

	December 31, 2011			Year ended December 31, 2011
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Losses
Assets
Impaired loans	-	-	11,155	$5,348
Other real estate owned	-	-	1,900	1,950
Capitalized mortgage servicing rights	-	-	3,067	-

Total Assets	$-	$-	$16,122	$7,298

	December 31, 2010			Year ended December 31, 2010
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Losses
Assets
Impaired loans	$-	$-	$4,960	$1,512
Other real estate owned	-	-	3,386	1,100
Capitalized mortgage servicing rights	-	-	2,035	178

Total Assets	$-	$-	$10,381	$2,790

Notes to consolidated financial statements

Securities Held to Maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity for the years ended 2011 and 2010. Held to maturity securities are fair valued using the same methodologies applied to the available for sale securities portfolio.  Most securities in the held to maturity portfolio consist of economic development bonds and issues to local municipalities that are not actively traded and are priced using a discounted cash flows model using unobservable inputs.  The Company views these as Level 3 pricing.

Restricted Equity Securities. The Company’s restricted equity securities balance is primarily composed of FHLBB stock having a carrying value of $32 million at year-end 2011. The additional $5.1 million of securities in this section include Savings Bank Life Insurance stock and stock in Federal Home Loan Bank of New York.  Restricted equity securities are recorded at par and periodically evaluated for impairment.  The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB and the purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

The FHLBB reported positive net income for 2011 and reinstated its dividend payment in the first quarter of 2011. The Company also reviewed recent public filings, rating agency’s analysis which showed investment-grade ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI at year-end 2011. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB though it will continue to be monitored closely.

Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.  However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values.  Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data.  Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

Loans Held for Sale. Loans originated and held for sale are carried at the lower of aggregate cost or fair value. No fair value adjustments were recorded on loans held for sale during 2011 and 2010.  The Company holds loans in the held for sale category for a period generally less than 3 months and as a result fair value approximates carrying value.

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

 Notes to consolidated financial statements

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

Intangibles and Goodwill. The Company’s other intangible balance at year-end 2011 totaled $21.0 million. Other intangibles include core deposit intangibles, insurance and wealth management customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions. Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years. No impairment was recorded on other intangible assets for 2011 and 2010.

The Company’s Goodwill balance at year-end 2011 and 2010 was $202.4 million and $161.7 million respectively. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded on goodwill for 2011 and 2010. See Note 10 – Goodwill and Other Intangibles.

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

Notes to consolidated financial statements

	2011		2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$75,359	$75,359	$44,140	$44,140
Trading security	17,395	17,395	16,155	16,155
Securities available for sale	419,756	419,756	310,242	310,242
Securities held to maturity	58,912	60,395	56,436	57,594
Restricted equity securities	37,118	37,118	23,120	23,120
Net loans	2,924,126	2,990,173	2,110,264	2,051,829
Loans held for sale	1,455	1,455	1,043	1,043
Accrued interest receivable	11,350	11,350	8,769	8,769
Cash surrender value of life insurance policies	75,009	75,009	46,085	46,085
Derivative assets	13,926	13,926	7,673	7,673

Financial Liabilities

Total deposits	$3,101,175	$3,104,204	$2,204,441	$2,215,307
Short-term debt	10,000	10,000	47,030	47,030
Long-term Federal Home Loan Bank advances	211,938	215,008	197,807	200,746
Junior subordinated debentures	15,464	11,436	15,464	9,742
Derivative liabilities	26,930	26,930	18,717	18,717

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

Notes to consolidated financial statements

Junior Subordinated Debentures. The Company utilizes a pricing service along with internal models to estimate the valuation of its junior subordinated debentures. The junior subordinated debentures re-price every ninety days.

Off-Balance Sheet Financial Instruments. Off-balance-sheet financial instruments include standby letters of credit and other financial guarantees and commitments considered immaterial to the Company’s financial statements.

22.        OPERATING SEGMENTS

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

Notes to consolidated financial statements

A summary of the Company’s operating segments is as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2011
Net interest income	$107,348	$-	$3,372	$(4,200)	$106,520
Provision for loan losses	7,563	-	-	-	7,563
Non-interest income	24,716	11,087	16,300	(16,300)	35,803
Non-interest expense	103,197	8,736	4,119	-	116,052
Income before income taxes	21,304	2,351	15,553	(20,500)	18,708
Income tax expense (benefit)	3,083	986	(2,028)	-	2,041
Net income from continuing operations	18,221	1,365	17,581	(20,500)	16,667
Income from discontinued operations before income taxes (including gain on disposal of $4,962)	4,684	-	-	-	4,684
Income tax expense	3,770	-	-	-	3,770
Net income from discontinued operations	914	-	-	-	914
Net income	$19,135	$1,365	$17,581	$(20,500)	$17,581
			-
Average assets (in millions)	$3,447	$32	$435	$(433)	$3,481

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2010
Net interest income	$77,802	$-	$(855)	$-	$76,947
Provision for loan losses	8,526	-	-	-	8,526
Non-interest income	18,560	11,193	15,089	(15,091)	29,751
Non-interest expense	70,925	9,380	1,426	(2)	81,729
Income before income taxes	16,911	1,813	12,808	(15,089)	16,443
Income tax expense (benefit)	2,770	745	(930)	-	2,585
Net income	$14,141	$1,068	$13,738	$(15,089)	$13,858

Average assets (in millions)	$2,704	$32	$361	$(359)	$2,738

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Year ended December 31, 2009
Net interest income	$70,673	$-	$13,911	$(14,988)	$69,596
Provision for loan losses	47,730	-	-	-	47,730
Non-interest income	11,952	12,255	(29,290)	30,260	25,177
Non-interest expense	67,167	10,165	1,241	(2)	78,571
(Loss) income before income taxes	(32,272)	2,090	(16,620)	15,274	(31,528)
Income tax expense (benefit)	(15,963)	919	(553)	-	(15,597)
Net (loss) income	$(16,309)	$1,171	$(16,067)	$15,274	$(15,931)

Average assets (in millions)	$2,647	$33	$385	$(397)	$2,683

Notes to consolidated financial statements

23.       CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows:

CONDENSED BALANCE SHEETS

	December 31,
( In thousands)	2011	2010
Assets

Cash due from Berkshire Bank	$15,913	$13,145
Investment in subsidiaries	541,725	382,118
Other assets	12,610	10,148
Total assets	$570,248	$405,411

Liabilities and Stockholders' Equity

Accrued expenses payable	$1,419	$1,300
Junior subordinated debentures	15,464	15,464
Stockholders' equity	553,365	388,647
Total liabilities and stockholders' equity	$570,248	$405,411

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2011	2010	2009

Income:
Dividends from subsidiaries	4,200	$-	$15,000
Other	11	10	984
Total income	4,211	10	15,984
Interest expense	839	865	1,089
Operating expenses	4,119	1,426	1,241
Total expense	4,958	2,291	2,330
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiaries	(747)	(2,281)	13,654
Income tax benefit	(2,028)	(930)	(553)
Income (loss) before equity in undistributed income (loss) of subsidiaries	1,281	(1,351)	14,207
Equity in undistributed income (loss) of subsidiaries	16,300	15,209	(30,138)

Net income	$17,581	$13,858	$(15,931)

Notes to consolidated financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$17,851	$13,858	$(15,931)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(20,500)	(15,209)	30,138
Other, net	(194)	679	(678)
Net cash (used) provided by operating activities	(2,843)	(672)	13,529

Cash flows from investing activities:
Investment in insurance subsidiary	-	-	(1,400)
Acquisitions, net of cash paid	13,069	-	-
Purchase of securities	-	(225)	(524)
Net cash provided (used) by investing activities	13,069	(225)	(1,924)

Cash flows from financing activities:
Repayment of long-term debt	-	(1,580)	(17,000)
Redemption of preferred stock and warrant	-	-	(41,040)
Net proceeds from common stock issuance	-	-	32,365
Net proceeds from reissuance of treasury stock	252	1,004	344
Preferred stock cash dividends paid	-	-	(806)
Dividend from insurance subsidiary	4,200	-	-
Common stock cash dividends paid	(11,910)	(8,989)	(8,390)
Net cash used by financing activities	(7,458)	(9,565)	(34,527)

Net change in cash and cash equivalents	2,768	(10,462)	(22,922)

Cash and cash equivalents at beginning of year	13,145	23,607	46,529
Cash and cash equivalents at end of year	$15,913	$13,145	$23,607

 Notes to consolidated financial statements

24.       QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$39,028	$39,266	$32,053	$27,913	$28,369	$28,463	$27,963	$27,482
Interest expense	7,893	8,228	7,852	7,767	8,274	8,779	9,092	9,185
Net interest income	31,135	31,038	24,201	20,146	20,095	19,684	18,871	18,297
Non-interest income	8,825	10,674	8,170	8,134	7,431	6,563	7,611	8,146
Total revenue	39,960	41,712	32,371	28,280	27,526	26,247	26,482	26,443
Provision for loan losses	2,263	2,200	1,500	1,600	2,000	2,000	2,200	2,326
Non-interest expense	29,530	34,710	28,623	23,189	21,415	20,094	20,028	20,192
Income before income taxes	8,167	4,802	2,248	3,491	4,111	4,153	4,254	3,925
Income tax expense	609	405	371	656	511	699	816	559
Net income from continuing operations	7,558	4,397	1,877	2,835	3,600	3,454	3,438	3,366
Gain/(loss) from discontinued operations, net of tax	919	(5)	-	-	-	-	-	-
Net income	$8,477	$4,392	$1,877	$2,835	$3,600	$3,454	$3,438	$3,366

Average diluted common shares outstanding (thousands)	21,043	20,105	16,601	13,981	13,934	13,893	13,894	13,858

Basic and diluted earnings per share:
Continuing Operations	$0.36	$0.22	$0.11	$0.20	$0.26	$0.25	$0.25	$0.24
Discontinued Operations	$0.04	$-	$-	$-	$-	$-	$-	$-

Please see Note 2 regarding the Correction of an Immaterial Error.  Quarterly results of 2010 and the first quarter of 2011 have been revised to reflect this correction, as previously disclosed in the Company’s financial statements for the second and third quarters of 2011.

In 2011, quarterly results were affected by the acquisitions of Rome Bancorp on April 1 and Legacy Bancorp on July 21.  Most categories of revenue and expense increased as a result of these acquisitions, and earnings per share were affected by new shares issued as merger consideration.  Additionally, the Company recorded merger and nonrecurring items which totaled (in millions after-tax) $1.4, $3.9, $4.2, and $0.8 in the first through fourth quarters respectively.  These items significantly affected quarterly net income and earnings per share.  The category of non-recurring and merger related expense totaled $20 million for the year 2011.  These expenses included $9 million in compensation and severance related expenses, $5 million in professional services, and $3 million in premises related charges, together with accruals for systems conversion costs and other restructuring costs. In the second half of the year, the Company designated certain Legacy branches as discontinued operations; these operations were divested in the fourth quarter of 2011 and the first quarter of 2012.  In addition to the impact of the acquisitions, net interest income benefited from an improvement in the net interest margin which primarily reflected lower funding costs as deposit rates were reduced in the ongoing low interest rate environment.  Changes in the loan loss provision reflected small changes in the loan loss allowance analysis.  Third quarter non-interest income included gains recorded on existing investments in Legacy common stock.  Quarterly non-interest expense included the impact of the merger related charges noted above.  The effective income tax rate for continuing operations decreased to 8% in the second half of the year from 18% in the first half of the year due primarily to the timing of the Legacy acquisition and the related branch divestiture, and costs related to those activities.

Notes to consolidated financial statements

In 2010, net income increased in every quarter due to the benefit of organic growth and strict disciplines for margin and expense management.  Asset yields and funding costs continued to decline throughout the year due to the impact of the ongoing low interest rate environment.  The Company reduced its funding costs more than the decrease in earning asset yields, and as a result the net interest spread improved throughout the year, and the net interest margin improved in most quarters as well.  Average earning assets increased due primarily to loan growth.  Reflecting the benefit of higher balances and margins, quarterly net interest income improved throughout the year.  Non-interest income included seasonal insurance contingency revenues in the first half of the year.   Non-interest income increased in the final quarter of 2010 due to volume related growth in banking fees for deposit, loan, and interest rate swap services.  The quarterly loan loss provision and non-interest expense were generally flat throughout the year, except that fourth quarter non-interest expense increased including merger and acquisition related costs, along with other costs related to the Company’s expansion.  The quarterly effective tax rate was 14% in the first quarter, peaking at 19% in the second quarter due to the improving earnings, and declining to 12% in the final quarter due to proportionately higher tax preference items.

25.       SUBSEQUENT EVENTS

On October 25, 2011, Berkshire Bank entered into a Purchase and Assumption Agreement with NBT Bank to sell approximately $57 million of deposits for a 2.5% deposit premium along with $1.6 million of loans and certain branch facilities of four former Legacy Banks branches located in Greene and Schoharie Counties, New York. On January 20, 2012, Berkshire Hills Bancorp, Inc. completed the divestiture of the deposits of four former Legacy Banks branches.

26.       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three years ended 2011, 2010, and 2009, respectively:

	Years Ended December 31,
(In thousands)	2011	2010	2009
Net interest income	106,520	76,947	69,596
Provision for loan losses	7,563	8,526	47,730
Net interest income after provision for loan losses	98,957	68,421	21,866
Total non-interest income	35,803	29,751	25,177
Total non-interest expense	116,052	81,729	78,571
Income (loss) from continuing operations before income taxes	18,708	16,443	(31,528)
Income tax expense (benefit)	2,041	2,585	(15,597)
Net income (loss) from continuing operations	16,667	13,858	(15,931)
Income from discontinued operations before income taxes (including gain on disposal of $4,962)	4,684	-	-
Income tax expense	3,770	-	-
Net income from discontinued operations	914	-	-
Net income	$17,581	$13,858	$(15,931)
Less: Cumulative preferred stock dividends and accretion	-	-	1,030
Less: Deemed dividend from preferred stock repayment	-	-	2,954
Net income (loss) available to common stockholders	$17,581	$13,858	$(19,915)

