Form 10-Q
period 2012-03-31
BERKSHIRE HILLS BANCORP INC
filed 2012-05-10
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Yes ☐ No ☒

The Registrant had 22,165,541 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2012.

1

BERKSHIRE HILLS BANCORP, INC.

FORM 10-Q

2

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

Signatures		63

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2012	2011
Assets
Cash and due from banks	$34,117	$46,713
Short-term investments	11,186	28,646
Total cash and cash equivalents	45,303	75,359

Trading security	16,847	17,395
Securities available for sale, at fair value	423,580	419,756
Securities held to maturity (fair values of $60,332 and $60,395)	59,533	58,912
Federal Home Loan Bank stock and other restricted securities	35,282	37,118
Total securities	535,242	533,181

Loans held for sale	-	1,455

Residential mortgages	1,100,663	1,020,435
Commercial mortgages	1,147,455	1,156,241
Commercial business loans	429,627	410,292
Consumer loans	361,255	369,602
Total loans	3,039,000	2,956,570
Less: Allowance for loan losses	(32,657)	(32,444)
Net loans	3,006,343	2,924,126

Premises and equipment, net	61,661	60,139
Other real estate owned	439	1,900
Goodwill	202,397	202,391
Other intangible assets	19,662	20,973
Cash surrender value of bank-owned life insurance policies	75,652	75,009
Other assets	82,628	91,309
Assets from discontinued operations	-	5,362
Total assets	$4,029,327	$3,991,204

Liabilities
Demand deposits	$450,497	$447,414
NOW deposits	294,411	272,204
Money market deposits	1,089,742	1,055,306
Savings deposits	365,289	350,517
Time deposits	984,228	975,734
Total deposits	3,184,167	3,101,175
Short-term debt	14,360	10,000
Long-term Federal Home Loan Bank advances	221,880	211,938
Junior subordinated debentures	15,464	15,464
Total borrowings	251,704	237,402
Other liabilities	36,622	43,759
Liabilities from discontinued operations	-	55,504
Total liabilities	3,472,493	3,437,839

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 22,860,368 shares issued; 21,191,594 shares outstanding in 2012; 21,147,736 shares outstanding in 2011)	229	229
Additional paid-in capital	494,199	494,304
Unearned compensation	(3,585)	(2,790)
Retained earnings	111,712	109,477
Accumulated other comprehensive loss	(3,892)	(4,885)
Treasury stock, at cost (1,668,774 shares in 2012 and 1,712,632 shares in 2011)	(41,829)	(42,970)
Total stockholders' equity	556,834	553,365
Total liabilities and stockholders' equity	$4,029,327	$3,991,204

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(In thousands, except per share data)	2012	2011
Interest and dividend income
Loans	$35,051	$24,606
Securities and other	3,621	3,307
Total interest and dividend income	38,672	27,913
Interest expense
Deposits	5,502	5,715
Borrowings and junior subordinated debentures	2,025	2,052
Total interest expense	7,527	7,767
Net interest income	31,145	20,146
Non-interest income
Loan related fees	1,373	591
Deposit related fees	3,500	2,541
Insurance commissions and fees	2,746	3,730
Wealth management fees	1,900	1,192
Total fee income	9,519	8,054
Other	241	80
Non-recurring gain	42	-
Total non-interest income	9,802	8,134
Total net revenue	40,947	28,280
Provision for loan losses	2,000	1,600
Non-interest expense
Compensation and benefits	13,589	11,151
Occupancy and equipment	4,395	3,435
Technology and communications	1,958	1,466
Marketing and professional services	1,716	1,213
Supplies, postage and delivery	562	454
FDIC premiums and assessments	681	1,027
Other real estate owned	179	609
Amortization of intangible assets	1,311	716
Nonrecurring and merger related expenses	4,223	1,708
Other	1,580	1,410
Total non-interest expense	30,194	23,189

Income from continuing operations before income taxes	8,753	3,491
Income tax expense	2,272	656
Net income from continuing operations	6,481	2,835
Loss from discontinued operations before income taxes (including gain on disposal of $63)	(261)	-
Income tax expense	376	-
Net loss from discontinued operations	(637)
Net income	$5,844	$2,835

Basic and diluted earnings per share:
Continuing operations	$0.31	$0.20
Discontinued operations	(0.03)	-
Total basic and diluted earnings per share	$0.28	$0.20

Weighted average common shares outstanding:
Basic	20,956	13,943
Diluted	21,063	13,981

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended
	March 31,
(In thousands)	2012	2011

Net income	$5,844	$2,835
Other comprehensive income
Changes in unrealized gains and losses on securities available-for-sale	1,293	1,015
Changes in unrealized gains and losses on derivative hedges	284	1,253
Changes in unrealized gains and losses on terminated swaps	235	235
Income taxes related to other comprehensive income	(819)	(981)
Total other comprehensive income	993	1,522
Comprehensive income attributable to Berkshire Hills Bancorp, Inc.	$6,837	$4,357

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
			Additional	Unearned		other comp-
	Common stock		paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	capital	sation	earnings	loss	stock	Total

Balance at December 31, 2010	14,076	$158	$337,537	$(1,776)	$103,972	$(6,410)	$(44,834)	$388,647

Comprehensive income:
Net income	-	-	-	-	2,835	-	-	2,835
Other net comprehensive income	-	-	-	-	-	1,522	-	1,522
Total comprehensive income								4,357
Cash dividends declared ($0.16 per share)	-	-	-	-	(2,251)	-	-	(2,251)
Forfeited shares	(7)	-	3	167	-	-	(170)	-
Exercise of stock options	13	-	-	-	(112)	-	326	214
Restricted stock grants	55	-	(226)	(1,159)	-	-	1,385	-
Stock-based compensation	-	-	1	207	-	-	-	208
Other, net	(22)	-	-	-	-	-	(453)	(453)

Balance at March 31, 2011	14,115	$158	$337,315	$(2,561)	$104,444	$(4,888)	$(43,746)	$390,722

Balance at December 31, 2011	21,148	$229	$494,304	$(2,790)	$109,477	$(4,885)	$(42,970)	$553,365

Comprehensive income:
Net income	-	-	-	-	5,844	-	-	5,844
Other net comprehensive income	-	-	-	-	-	993	-	993
Total comprehensive income								6,837
Cash dividends declared ($0.17 per share)	-	-	-	-	(3,603)	-	-	(3,603)
Forfeited shares	(6)	-	11	119	-	-	(130)	-
Exercise of stock options	1	-	-	-	(6)	-	22	16
Restricted stock grants	60	-	(134)	(1,380)	-	-	1,514	-
Stock-based compensation	-	-	-	466	-	-	-	466
Net tax benefit related to stock-based compensation	-	-	18	-	-	-	-	18
Other, net	(11)	-	-	-	-	-	(265)	(265)

Balance at March 31, 2012	21,192	$229	$494,199	$(3,585)	$111,712	$(3,892)	$(41,829)	$556,834

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$5,844	$2,835
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	1,600
Net amortization of securities	488	340
Change in unamortized net loan costs and premiums	(3,669)	390
Premises depreciation and amortization expense	1,441	1,062
Stock-based compensation expense	466	208
(Accretion)/Amortization of purchase accounting entries	(1,248)	(155)
Amortization of other intangibles	1,311	716
Excess tax loss from stock-based payment arrangements	(18)	-
Income from cash surrender value of bank-owned life insurance policies	(643)	(380)
(Gain) Loss on sales of securities, net	(41)	-
Net decrease in loans held for sale	1,455	901
Loss on disposition of assets	1,527	-
Loss on sale of other real estate	40	-
Net change in other	792	1,399
Net cash provided by operating activities	9,745	8,916

Cash flows from investing activities:
Net decrease in trading security	120	116
Proceeds from sales of securities available for sale	3,040	-
Proceeds from maturities, calls and prepayments of securities available for sale	23,190	40,355
Purchases of securities available for sale	(29,208)	(44,772)
Proceeds from maturities, calls and prepayments of securities held to maturity	1,436	2,105
Purchases of securities held to maturity	(2,057)	(2,296)
Net investment in limited partnership tax credits	-	(4,166)
Net change in loans	(80,102)	(5,044)
Net cash used for Divestiture	(48,890)	-
Proceeds from sale of Federal Home Loan Bank stock	1,836	-
Proceeds from sale of other real estate	1,671	382
Purchase of premises and equipment, net	(4,468)	(1,647)
Net cash (used) by investing activities	(133,432)	(14,967)

Cash flows from financing activities:
Net increase in deposits	82,475	36,608
Proceeds from Federal Home Loan Bank advances and other borrowings	44,360	15,480
Repayments of Federal Home Loan Bank advances and other borrowings	(30,058)	(46,915)
Net proceeds from reissuance of treasury stock	16	214
Excess tax loss from stock based payment arrangements	18	-
Common stock cash dividends paid	(3,603)	(2,251)
Net impact of preferred stock and warrant including repurchase and dividends	-	55
Net cash provided by financing activities	93,208	3,136

Net change in cash and cash equivalents	(30,479)	(2,915)
Cash and cash equivalents at beginning of period	75,782	44,140
Cash and cash equivalents at end of period	$45,303	$41,225

Supplemental cash flow information:
Interest paid on deposits	5,539	5,753
Interest paid on borrowed funds	2,025	2,052
Income taxes paid, net	1,233	55
Real estate owned acquired in settlement of loans	(250)	-
Other net comprehensive loss	(993)	1,522

The accompanying notes are an integral part of these consolidated financial statements.

Note: The Consolidated Statements of Cash Flows for the three months ended March, 2012 and the cash and cash equivalents at beginning of period includes the cash flows from activities associated with discontinued operations.

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and contain all adjustments, consisting solely of normal, recurring adjustments, necessary for a fair presentation of results for such periods.

In addition, these interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures normally included in financial statements prepared according to U.S. GAAP have been omitted.

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for Berkshire Bancorp, Inc. (“the Company”) previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” In January 2011, the FASB issued ASU 2011-01 to temporarily delay the effective date of the disclosures about troubled debt restructurings (“TDRs”) that are included in ASU No. 2010-20. The TDR disclosure guidance was effective beginning with the Company’s interim period ended September 30, 2011. The required disclosures are incorporated in Note 7 to the Company’s financial statements.

ASU No. 2011-02, “A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring”. In April 2011, the FASB issued ASU 2011-02 clarifying when a loan modification or restructuring is considered a troubled debt restructuring. The guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  In May 2011, the FASB issued ASU 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets; (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) The fair value measurement of instruments classified within an entity’s shareholders’ equity is aligned with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s financial statements.  The required disclosures are incorporated in Note 14 to the Company’s financial statements.

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

ASU No. 2011-08, “Testing Goodwill for Impairment”. In September 2011, the FASB issued ASU 2011-08 which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount . The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company performs its annual test for goodwill impairment in the fourth quarter, and adoption of this guidance is not expected to have an impact on its financial statements.

ASU 2011-11, "Balance Sheet (Topic 210) - "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 amends Topic 210, "Balance Sheet," to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is limited to matters of presentation with no impact expected on the Company’s financial statements.

ASU 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011. The enhanced disclosures required are incorporated in Note 9 to the Company’s financial statements.

NOTE 3. CORRECTION OF IMMATERIAL ERROR

During the second quarter of 2011, the Company corrected an immaterial error in its prior period accounting treatment for certain tax credit investment limited partnership interests. These interests primarily relate to low income housing, community development, and solar energy related investments. As a result of this error, the Company’s non-interest income and income tax expense were overstated in the first quarter of 2011. On the corresponding balance sheet, the Company’s tax credit investment limited partnership interests were overstated in the first quarter of 2011. The overstatement of the tax credit investment balance in this period was more than offset by an understatement of the Company’s deferred tax asset balance. These balances are included as components of other assets in the accompanying consolidated balance sheets.

The Company assessed the materiality of this error for each previously issued quarterly and annual period that was effected in accordance with generally accepted accounting principles, and determined that the error was immaterial. The Company determined that the cumulative error is immaterial to our estimated income for the full fiscal year ending December 31, 2011 but was material to our trend in earnings. Accordingly, the Company has revised its Consolidated Statements of Income for the three month period ended March 31, 2011. The Company has evaluated the effects of these errors and concluded that they are immaterial to any of the Company’s previously issued quarterly or annual financial statements. The effect of correcting this immaterial error in the consolidated statement of income for the first quarter of 2011 to be reported in subsequent periodic filings is as follows:

	For the Quarter Ended
	March 31, 2011
(in thousands, except per share data)	As Reported	As Revised

Consolidated statement of operations information:
Non-interest income	$8,502	$8,134
Income tax expense	1,061	656
Net income	2,798	2,835
Basic earnings per share	0.20	0.20
Diluted earnings per share	0.20	0.20

Consolidated balance sheet information:
Other assets	59,122	59,846
Retained earnings	103,720	104,444

NOTE 4. DISCONTINUED OPERATIONS

In order to minimize potential anti-competitive effects of the Legacy acquisition, the Company agreed to sell four Legacy Berkshire branches in conjunction with the Legacy merger agreement dated July 21, 2011. On October 21, 2011, the Company completed the divestiture of four Massachusetts bank branches in Berkshire County to NBT Bank, NA (“NBT”), a subsidiary of NBT Bancorp Inc.  The Company continued to operate these branches until the divestiture was completed on October 21, 2011. Berkshire received a 6% deposit premium on these branches and paid a related divestiture dividend to former Legacy shareholders for a portion of these proceeds pursuant to the Legacy merger agreement. The sale resulted in a pre-tax gain of $5.0 million and tax expense of $3.9 million resulting in a gain on discontinued operations of $1.1 million, net of tax, for the fiscal year 2011. The above actions and subsequent divestiture have resulted in the discontinuance of these operations in the third quarter of 2011.

Additionally, Berkshire made a separate determination to sell four former Legacy New York branches that were not within its financial performance objectives. In the third quarter of 2011, management committed to a plan to sell the four branches and initiated the process to locate a buyer. Berkshire entered into an agreement to divest these branches for a 2.5% deposit premium, and continued to operate these branches until the divestiture was completed on January 20, 2012. The sale resulted in a pre-tax gain of $63 thousand and tax expense of $507 thousand resulting in a loss on sale of discontinued operations, net of tax of $443 thousand at March 31, 2012. The tax expense from discontinued operations included a tax charge of $481 thousand, as the removal of $1.2 million of goodwill associated with these branches is not deductible for determining taxable income. These branches were also designated as discontinued operations in Berkshire’s financial statements in the third quarter of 2011.

As of March 31, 2012 the Bank has not reclassified any assets or liabilities to discontinued operations. As of December 31, 2011, the Bank reclassified $5.4 million of assets and $55.5 million of liabilities to discontinued operations. Assets and liabilities of discontinued operations, all of which were classified as held-for-sale, were estimated as follows as of December 31, 2011, in thousands:

(In thousand)	2011
Assets
Loans	$2,465
Cash	423
Premises and equipment, net	690
Goodwill	1,197
Intangibles	574
Other	13
Total assets	5,362
Liabilities
Deposits	55,504
Total liabilities	55,504
Net liabilities	$50,142

The following table provides financial information for the discontinued operations for the three months ended March 31, 2012.

(In thousands)	2012
Net Interest Income	$8
Non-interest Income	13
Total Net Revenue	21

Non-Interest Expense	345
(Loss) on disposal of discontinued operations	(324)
Gain on disposal of discontinued operations	63
(Loss) Gain on discontiued operations	(261)
Income tax expense	376
(Loss) Gain from discontinued operations, net of tax	$(637)

The Company did not have any discontinued operations for the three months ended March 31, 2011.

NOTE 5. TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $14.0 million and $14.1 million, and a fair value of $16.8 million and $17.4 million, at March 31, 2012 and December 31, 2011, respectively. As discussed further in Note 13 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at March 31, 2012.

NOTE 6. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$75,067	$4,641	$(52)	$79,656
Government guaranteed residential mortgage-backed securities	40,212	890	-	41,102
Government-sponsored residential mortgage-backed securities	251,626	3,117	(133)	254,610
Corporate bonds	9,997	-	(358)	9,639
Trust preferred securities	20,036	686	(2,350)	18,372
Other bonds and obligations	624	2	-	626
Total debt securities	397,562	9,336	(2,893)	404,005
Equity securities:
Marketable equity securities	18,427	1,258	(110)	19,575
Total securities available for sale	415,989	10,594	(3,003)	423,580

Securities held to maturity
Municipal bonds and obligations	11,353	-	-	11,353
Government-sponsored residential mortgage-backed securities	78	9	-	87
Tax advantaged economic development bonds	47,488	1,184	(394)	48,278
Other bonds and obligations	614	-	-	614
Total securities held to maturity	59,533	1,193	(394)	60,332

Total	$475,522	$11,787	$(3,397)	$483,912

December 31, 2011
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,436	$4,418	$-	$77,854
Government guaranteed residential mortgage-backed securities	44,051	1,045	-	45,096
Government-sponsored residential mortgage-backed securities	245,033	2,990	(412)	247,611
Corporate bonds	9,996	-	(269)	9,727
Trust preferred securities	20,064	343	(2,592)	17,815
Other bonds and obligations	642	2	-	644
Total debt securities	393,222	8,798	(3,273)	398,747
Equity securities:
Marketable equity securities	20,236	1,555	(782)	21,009
Total securities available for sale	413,458	10,353	(4,055)	419,756

Securities held to maturity
Municipal bonds and obligations	10,349	-	-	10,349
Government-sponsored residential mortgage-backed securities	79	4	-	83
Tax advantaged economic development bonds	47,869	1,479	-	49,348
Other bonds and obligations	615	-	-	615
Total securities held to maturity	58,912	1,483	-	60,395

Total	$472,370	$11,836	$(4,055)	$480,151

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at March 31, 2012 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$301	$301	$7,613	$7,613
Over 1 year to 5 years	8,499	8,261	2,612	2,612
Over 5 years to 10 years	16,553	17,199	30,701	31,254
Over 10 years	80,371	82,532	18,529	18,766
Total bonds and obligations	105,724	108,293	59,455	60,245

Marketable equity securities	18,427	19,575	-	-
Residential mortgage-backed securities	291,838	295,712	78	87

Total	$415,989	$423,580	$59,533	$60,332

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value

March 31, 2012

Securities available for sale
Debt securities:
Municipal bonds and obligations	$52	$2,309	$-	$-	$52	$2,309
Government-sponsored residential mortgage-backed securities	124	32,879	9	3,434	133	36,313
Corporate bonds	321	6,679	37	2,960	358	9,639
Trust preferred securities	-	-	2,350	3,285	2,350	3,285
Total debt securities	497	41,867	2,396	9,679	2,893	51,546

Marketable equity securities	110	2,903	-	-	110	2,903
Total securities available for sale	607	44,770	2,396	9,679	3,003	54,449

Securities held to maturity
Tax advantaged economic development bonds	394	13,083	-	-	394	13,083
Total securities held to maturity	394	13,083	-	-	394	13,083

Total	$1,001	$57,853	$2,396	$9,679	$3,397	$67,532

December 31, 2011

Securities available for sale
Debt securities:
Government guaranteed residential mortgage-backed securities	$1	$48	$-	$-	$1	$48
Government-sponsored residential mortgage-backed securities	375	76,278	36	5,766	411	82,044
Corporate bonds	224	6,776	45	2,951	269	9,727
Trust preferred securities	20	2,541	2,572	3,065	2,592	5,606
Total debt securities	620	85,643	2,653	11,782	3,273	97,425

Marketable equity securities	782	6,229	-	-	782	6,229
Total securities available for sale	$1,402	$91,872	$2,653	$11,782	$4,055	$103,654

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2012, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2012:

AFS municipal bonds and obligations

At March 31, 2012, 3 out of a total of 131 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. The aggregate unrealized losses represented 2% of the amortized cost of the securities in unrealized loss positions. The Company has the intent to hold these securities for recovery. There were no material underlying credit downgrades during the past quarter. All securities are considered performing.

AFS and HTM residential mortgage-backed securities

At March 31, 2012, 9 out of a total of 157 securities in the Company’s portfolios of AFS residential mortgage-backed and none of the 4 securities in the Company’s portfolios of HTM residential mortgage-backed were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions within the AFS portfolio. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the past quarter. All securities are considered performing.

AFS corporate bonds

At March 31, 2012, 3 out of a total of 3 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represented 4% of the amortized cost of the securities. The securities are investment grade rated, and there was no material underlying credit downgrade during the past quarter. The securities are considered performing.

AFS trust preferred securities

At March 31, 2012, 3 out of a total of 6 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 42% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.

At March 31, 2012, $2.1 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $0.5 million, for potential other-than-temporary-impairment (“OTTI”) at March 31, 2012 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $33 million in excess subordination above current and projected losses. The security is considered performing.

AFS other bonds and obligations

At March 31, 2012, none of the 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the last quarter. All securities are considered performing.

HTM tax advantaged economic development bonds

At March 31, 2012, 3 of the 10 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 3% of the amortized cost of securities in unrealized loss positions. The Company has the intent of maintaining these positions to the recovery of these securities. All securities are considered performing.

Marketable Equity Securities

In evaluating its marketable equity securities portfolio for OTTI, the Company considers its ability and intent to hold an equity security to recovery of its cost basis. In addition, various other factors are considered, including the length of time and the extent to which the fair value has been less than cost, and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings.

At March 31, 2012, 2 out of a total of 19 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 4% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost bases and does not consider the securities other-than-temporarily impaired at March 31, 2012. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTE 7. LOANS

Loans consist of the following:

		March 31, 2012
(In thousands)	Loans from Business Activities	Loans Aquired from Business Combinations	Total

Residential mortgages
1-4 family	$749,036	$313,073	$1,062,109
Construction	30,010	8,544	38,554
Total residential mortgages	779,046	321,617	1,100,663

Commercial mortgages:
Construction	128,194	4,134	132,328
Single and multi-family	86,986	15,922	102,908
Commercial real estate	734,574	177,645	912,219
Total commercial mortgages	949,754	197,701	1,147,455

Commercial business loans:
Asset based lending	173,365	-	173,365
Other commercial business loans	210,026	46,236	256,262
Total commercial business loans	383,391	46,236	429,627

Total commercial loans	1,333,145	243,937	1,577,082

Consumer loans:
Home equity	223,910	69,587	293,497
Other	38,777	28,981	67,758
Total consumer loans	262,687	98,568	361,255

Total loans	$2,374,878	$664,122	$3,039,000

	December 31, 2011
(In thousands)	Loans from Business Activities	Loans Aquired from Business Combinations	Total

Residential mortgages:
1-4 family	$649,467	$329,407	$978,874
Construction	32,191	9,370	41,561
Total residential mortgages	681,658	338,777	1,020,435

Commercial mortgages:
Construction	117,492	6,726	124,218
Single and multi-family	89,401	16,398	105,799
Commercial real estate	746,545	179,679	926,224
Total commercial mortgages	953,438	202,803	1,156,241

Commercial business loans:
Asset based lending	151,065	2,206	153,271
Other commercial business loans	210,701	46,320	257,021
Total commercial business loans	361,766	48,526	410,292

Total commercial loans	1,315,204	251,329	1,566,533

Consumer loans:
Home equity	226,369	71,827	298,196
Other	39,020	32,386	71,406
Total consumer loans	265,389	104,213	369,602

Total loans	$2,262,251	$694,319	$2,956,570

The carrying amount of the acquired loans at March 31, 2012 totaled $664.1 million. These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $15.9 million and loans that were considered not impaired at the acquisition date with a carrying amount of $648.3 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

(In thousands)	2012
Three months ended March 31, 2012
Balance at beginning of period	$1,277
Acquisitions	-
Sales	-
Reclassification from nonaccretable difference for loans with improved cash flows	-
Changes in expected cash flows that do not affect nonaccretable difference	-
Accretion	(609)
Balance at end of period	$668

The following is a summary of past due loans at March 31, 2012 and December 31, 2011:

Loans from Business Activities (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2012
Residential mortgages:
1-4 family	$763	$652	$13,731	$15,146	$733,890	$749,036	$6,177
Construction	521	18	-	539	29,471	30,010	-
Total	1,284	670	13,731	15,685	763,361	779,046	6,177
Commercial mortgages:
Construction	-	-	5,811	5,811	122,383	128,194	-
Single and multi-family	185	8	700	893	86,093	86,986	305
Commercial real estate	8,041	2,618	5,534	16,193	718,381	734,574	-
Total	8,226	2,626	12,045	22,897	926,857	949,754	305
Commercial business loans:
Asset based lending	-	-	-	-	173,365	173,365	-
Other commercial business loans	103	15	1,194	1,312	208,714	210,026	178
Total	103	15	1,194	1,312	382,079	383,391	178
Consumer loans:
Home equity	601	-	1,674	2,275	221,635	223,910	509
Other	314	34	98	446	38,331	38,777	39
Total	915	34	1,772	2,721	259,966	262,687	548
Total	$10,528	$3,345	$28,742	$42,615	$2,332,263	$2,374,878	$7,208

Loans Aquired from Business Combinations (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2012
Residential mortgages:
1-4 family	$1,091	$313	$2,183	$3,587	$309,486	$313,073	$1,456
Construction	-	-	173	173	8,371	8,544	173
Total	1,091	313	2,356	3,760	317,857	321,617	1,629
Commercial mortgages:
Construction	-	-	630	630	3,504	4,134	630
Single and multi-family	158	-	484	642	15,280	15,922	484
Commercial real estate	14	585	2,330	2,929	174,716	177,645	1,919
Total	172	585	3,444	4,201	193,500	197,701	3,033

Commercial business loans:
Asset based lending	-	-	-	-	-	-	-
Other commercial business loans	101	56	177	334	45,902	46,236	164
Total	101	56	177	334	45,902	46,236	164
Consumer loans:
Home equity	193	11	77	281	69,306	69,587	-
Other	217	138	152	507	28,474	28,981	42
Total	410	149	229	788	97,780	98,568	42
Total	$1,774	$1,103	$6,206	$9,083	$655,039	$664,122	$4,868

Loans from Business Activities (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2011
Residential mortgages:
1-4 family	$2,045	$877	$11,479	$14,401	$635,066	$649,467	$5,123
Construction	-	-	-	-	32,191	32,191	-
Total	2,045	877	11,479	14,401	667,257	681,658	5,123
Commercial mortgages:
Construction	-	-	8,650	8,650	108,842	117,492	-
Single and multi-family	70	-	676	746	88,655	89,401	314
Commercial real estate	746	8,019	5,258	14,023	732,522	746,545	-
Total	816	8,019	14,584	23,419	930,019	953,438	314
Commercial business loans
Asset based lending	-	-	-	-	151,065	151,065	-
Other commercial business loans	369	781	1,156	2,306	208,395	210,701	178
Total	369	781	1,156	2,306	359,460	361,766	178
Consumer loans:
Home equity	430	257	1,692	2,379	223,990	226,369	-
Other	311	148	148	607	38,413	39,020	100
Total	741	405	1,840	2,986	262,403	265,389	100
Total	$3,971	$10,082	$29,059	$43,112	$2,219,139	$2,262,251	$5,715

Loans Aquired from Business Combinations (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2011
Residential mortgages:
1-4 family	$663	$242	$1,450	$2,355	$327,052	$329,407	$796
Construction	-	-	165	165	9,205	9,370	165
Total	663	242	1,615	2,520	336,257	338,777	961
Commercial mortgages:
Construction	-	-	606	606	6,120	6,726	606
Single and multi-family	-	-	703	703	15,695	16,398	703
Commercial real estate	68	102	1,923	2,093	177,756	179,679	1,913
Total	68	102	3,232	3,402	199,571	202,803	3,222

Commercial business loans:
Asset based lending	-	-	-	-	2,206	2,206	-
Other commercial business loans	349	235	258	842	44,636	46,320	245
Total	349	235	258	842	47,684	48,526	245
Consumer loans:
Home equity	284	-	75	359	71,468	71,827	-
Other	239	69	179	487	31,899	32,386	41
Total	523	69	254	846	103,367	104,213	41
Total	$1,603	$648	$5,359	$7,610	$686,879	$694,319	$4,469

Activity in the allowance for loan losses for the three months ended March 31, 2012 and December 31, 2011 was as follows:

Loans from Business Activities (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
March 31, 2012
Balance at beginning of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Charged-off loans	447	1,118	15	343	-	1,923
Recoveries on charged-off loans	66	2	12	56	-	136
Provision for loan losses	1,313	561	369	(540)	147	1,850
Balance at end of year	$4,082	$21,540	$4,906	$1,376	$57	$31,961
Individually evaluated for impairment	569	1,238	132	462	-	2,401
Collectively evaluated for impairment	3,513	20,302	4,774	914	57	29,560
Loans acquired with deteriorated credit quality	-	-	-	-	-	-
Total	$4,082	$21,540	$4,906	$1,376	$57	$31,961

Loans receivable:
Balance at end of year
Individually evaluated for impairment	6,331	30,681	501	883		38,396
Collectively evaluated for impairment	772,715	919,073	382,890	261,804		2,336,482
Total	$779,046	$949,754	$383,391	$262,687		$2,374,878

Loans Aquired from Business Combinations (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
March 31, 2012
Balance at beginning of year	$281	$158	$38	$87	$(18)	$546
Charged-off loans	-	-	-	-	-	-
Recoveries on charged-off loans	-	-	-	-	-	-
Provision for loan losses	66	42	10	20	12	150
Balance at end of year	$347	$200	$48	$107	$(6)	$696
Individually evaluated for impairment	-	-	-	-	-	-
Collectively evaluated for impairment	347	200	48	107	(6)	696
Total	$347	$200	$48	$107	$(6)	$696

Loans receivable:
Balance at end of year
Individually evaluated for impairment	-	-	-	-		-
Collectively evaluated for impairment	321,617	197,701	46,236	98,568		664,122
Total	$321,617	$197,701	$46,236	$98,568		$664,122

Loans from Business Activities (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2011
Balance at beginning of year	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Charged-off loans	1,322	4,047	1,443	884	-	7,696
Recoveries on charged-off loans	231	189	109	150	-	679
Provision for loan losses	1,164	6,492	(164)	838	(1,313)	7,017
Balance at end of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Individually evaluated for impairment	449	1,722	116	488	-	2,775
Collectively evaluated for impairment	2,701	20,373	4,424	1,715	(90)	29,123
Loans acquired with deteriorated credit quality	-	-	-	-	-	-
Total	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898

Loans receivable:
Balance at end of year
Individually evaluated for impairment	5,655	34,074	564	1,190		41,483
Collectively evaluated for impairment	676,003	919,364	361,202	264,199		2,220,768
Total	$681,658	$953,438	$361,766	$265,389		$2,262,251

Loans Aquired from Business Combinations (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2011
Balance at beginning of year	$-	$-	$-	$-	$-	$-
Charged-off loans	-	-	-	-	-	-
Recoveries on charged-off loans	-	-	-	-	-	-
Provision for loan losses	281	158	38	87	(18)	546
Balance at end of year	$281	$158	$38	$87	$(18)	$546
Individually evaluated for impairment	-	-	-	-	-	-
Collectively evaluated for impairment	281	158	38	87	(18)	546
Total	$281	$158	$38	$87	$(18)	$546

Loans receivable:
Balance at end of year
Individually evaluated for impairment	-	-	-	-		-
Collectively evaluated for impairment	338,777	202,803	48,526	104,213		694,319
Total	$338,777	$202,803	$48,526	$104,213		$694,319

The following is a summary of impaired loans at March 31, 2012:

	At March 31, 2012
Loans from Business Activities (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$1,867	$1,867	$-
Commercial mortgages - single and multifamily	326	326	-
Commercial mortgages - real estate	2,638	2,638	-

With an allowance recorded:
Residential mortgages - 1-4 family	$3,089	$3,658	$569
Commercial business loans	21	153	132
Commercial-construction	5,185	5,811	626
Commercial mortgages - single and multifamily	67	70	2
Commercial mortgages - real estate	1,691	2,301	610
Consumer-home equity	383	845	462

Total
Residential mortgages	$4,956	$5,525	$569
Commercial mortgages	9,907	11,146	1,238
Commercial business loans	21	153	132
Consumer loans	383	845	462
Total impaired loans	$15,267	$17,669	$2,401

	At March 31, 2012
Loans Aquired from Business Combinations (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$232	$232	$-
Commercial mortgages - real estate	388	388	-
Consumer-home equity	38	38	-

Total
Residential mortgages	$232	$232	$-
Commercial mortgages	388	388	-
Consumer loans	38	38	-
Total impaired loans	$658	$658	$-

The following is a summary of impaired loans at December 31, 2011:

Loans from Business Activities	At December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,546	$2,546	$-
Commercial mortgages - single and multifamily	326	326	-
Commercial mortgages - real estate	2,751	2,751	-
Consumer - home equity	308	308	-

With an allowance recorded:
Residential mortgages - 1-4 family	$1,853	$2,302	$449
Commercial mortgages - construction	7,559	8,650	1,091
Commercial mortgages - real estate	1,373	2,004	631
Other commercial business loans	13	129	116
Consumer - home equity	357	845	488

Total
Residential mortgages	$4,399	$4,848	$449
Commercial mortgages	12,009	13,731	1,722
Commercial business	13	129	116
Consumer	665	1,153	488
Total impaired loans	$17,086	$19,861	$2,775

Loans Aquired from Business Combinations	At December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$247	$247	$-
Consumer - home equity	37	37	-

Total
Residential mortgages	$247	$247	$-
Consumer	37	37	-
Total impaired loans	$284	$284	$-

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2012 and March 31, 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Loans from Business Activities (in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$583	$15	$304	$8
Residential mortgages - construction	-	-	57	-
Commercial-construction	-	-	189	-
Commercial mortgages - single and multifamily	81	-	214	1
Commercial mortgages - real estate	677	15	7,895	97
Commercial business loans	-	-	75	1
Consumer-home equity	35	1	394	2

With an allowance recorded:
Residential mortgages - 1-4 family	$914	$14	$847	$10
Residential mortgages - construction	-	-	64	-
Commercial business loans	34	2	216	1
Commercial-construction	1,926	-	1,658	-
Commercial mortgages - single and multifamily	6	-	921	8
Commercial mortgages - real estate	526	9	2,954	10
Consumer-home equity	211	-	-	-

Total
Residential mortgages	$1,497	$29	$1,272	$18
Commercial mortgages	3,216	24	13,831	116
Commercial business loans	34	2	291	2
Consumer loans	246	1	394	2
Total impaired loans	$4,993	$56	$15,788	$138

The following is summary information pertaining to non-accrual loans at March 31, 2012 and December 31, 2011:

(In thousands)	March 31, 2012
	Loans from Business Activities	Loans Aquired from Business Combinations	Total
Residential mortgages:
1-4 family	$7,554	$727	$8,281
Total	7,554	727	8,281

Commercial mortgages:
Construction	5,811	-	5,811
Single and multi-family	395	-	395
Other	5,534	411	5,945
Total	11,740	411	12,151

Commercial business loans:
Other commercial business loans	1,016	13	1,029
Total	1,016	13	1,029

Consumer loans:
Home equity	1,165	77	1,242
Other	59	110	169
Total	1,224	187	1,411

Total non-accrual loans	$21,534	$1,338	$22,872

(In thousands)	December 31, 2011
	Loans from Business Activities	Loans Aquired from Business Combinations	Total
Residential mortgages:
1-4 family	$6,356	$654	$7,010
Total	6,356	654	7,010

Commercial mortgages:
Construction	8,650	-	8,650
Single and multi-family	362	-	362
Other	5,259	9	5,268
Total	14,271	9	14,280

Commercial business loans:
Other commercial business loans	977	13	990
Total	977	13	990

Consumer loans:
Home equity	1,692	75	1,767
Other	48	139	187
Total	1,740	214	1,954

Total non-accrual loans	$23,344	$890	$24,234

Credit Quality Information

The Bank utilizes a twelve grade internal loan rating system for each of its commercial real estate, construction and commercial loans as follows:

1	Substantially Risk Free

Borrowers in this category are of unquestioned credit standing and are at the pinnacle of credit quality. Credits in this category are generally cash secured with strong management depth and experience and exhibit a superior track record.

2	Minimal Risk

A relationship which provides an adequate return on investment to the Company, has been stable during the last three years and has a superior financial condition as determined by a comparison with the industry.  In addition, management must be of unquestionable character and have strong abilities as measured by its long-term financial performance.

3	Moderate Risk

A relationship which does not appear to possess more than the normal degree of credit risk.  Overall, the borrower’s financial statements compare favorably with the industry.  A strong secondary repayment source exists and the loan is performing as agreed.

4	Better than Average Risk

A relationship which possesses most of the characteristics found in the Moderate Risk category and ranges from definitely sound to those with minor risk characteristics. Operates in a reasonably stable industry that may be moderately affected by the business cycle and moderately open to changes. Has a satisfactory track record and the loan is performing as agreed.

5	Average Risk

A relationship which possesses most of the characteristics found in the Better than Average Risk category but may have recently experienced a loss year often as a result of its operation in a cyclical industry. The relationship has smaller margins of debt service coverage with some elements of reduced strength. Good secondary repayment source exists and the loan is performing as agreed. Start-up businesses and construction loans will generally be assigned to this category as well.

6	Acceptable Risk

 Borrowers in this category may be more highly leveraged than their industry peers and experience moderate losses relative to net worth.  Trends and performance, e.g. Sales and earnings, leverage, among other factors may be negative.  Management’s ability may be questionable, or perhaps untested.  The industry may be experiencing either temporary or long term pressures.  Collateral values are seen as more important in assessing risk than in higher quality loans.  Failure to meet required line clean-up periods or other terms and conditions, including some slow payments may also predicate this grade.

7	Special Mention

A classification assigned to all relationships for credits with potential weaknesses which present a higher than normal credit risk, but not to the point of requiring a Substandard loan classification.  No loss of principal or interest is anticipated. However, these credits are followed closely, and if necessary, remedial plans to reduce the Company’s risk exposure are established.

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

Ratings for other consumer loans, including auto loans, are rated based on a two rating system. Loans that are current within 119 days are rated Performing while loans delinquent for 120 days or more are rated Non-performing. Other consumer loans are placed on non-accrual at such time as they become Non-performing.

Acquired Loans Credit Quality Analysis

Upon acquiring a loan portfolio, our Internal Loan Review function undertakes the same process of assigning risk ratings as historical loans, which may differ from the risk rating policy of the predecessor company. Loans which are rated Substandard or worse according to the rating process outlined below are deemed to be credit impaired loans accounted for under ASC 310-30, regardless of whether they are classified as performing or non-performing.

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

The Company subjects loans that do not meet the ASC 310-30 criteria to ASC 450-20 by collectively evaluating these loans for an allowance for loan loss. The Company applies a methodology similar to the methodology prescribed for originated loans, which includes the application of environmental factors to each category of loans. The methodology to collectively evaluate the acquired loans outside the scope of ASC 310-30 includes the application of a number of environmental factors that reflect management’s best estimate of the level of incremental credit losses that might be recognized given current conditions. This is reviewed as part of the allowance for loan loss adequacy analysis. As the loan portfolio matures and environmental factors change, the loan portfolio will be reassessed each quarter to determine an appropriate reserve allowance.

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At March 31, 2012, there had not been such a decrease and therefore there was no allowance for losses on acquired loans under Subtopic ASC 310-30.

The Company presented several tables within this footnote by historical loans and acquired loans in order to distinguish the credit performance of the newly acquired loans.

The following table presents the Company’s loans by risk rating at March 31, 2012 and December 31, 2011:

Loans from Business Activities

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Grade:
Pass	$734,654	$637,110	$29,992	$32,191	$764,646	$669,301
Special mention	652	877	18	-	670	877
Substandard	13,730	11,480	-	-	13,730	11,480
Total	$749,036	$649,467	$30,010	$32,191	$779,046	$681,658

Commercial Mortgages
Credit Risk Profile by Creditworthiness Category
	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Grade:
Pass	$110,150	$91,452	$84,173	$85,153	$658,000	$674,814	$852,323	$851,419
Special mention	800	5,939	430	435	17,126	16,459	18,356	22,833
Substandard	17,244	17,262	2,383	3,813	59,343	55,156	78,970	76,231
Doubtful	-	2,839	-	-	105	116	105	2,955
Total	$128,194	$117,492	$86,986	$89,401	$734,574	$746,545	$949,754	$953,438

Commercial Business Loans
Credit Risk Profile by Creditworthiness Category
	Asset based lending		Other		Total commercial business loans
(In thousands)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Grade:
Pass	$171,922	$149,741	$195,530	$200,246	$367,452	$349,987
Special mention	-	-	4,850	607	4,850	607
Substandard	1,443	1,324	9,552	9,753	10,995	11,077
Doubtful	-	-	94	95	94	95
Total	$173,365	$151,065	$210,026	$210,701	$383,391	$361,766

Consumer Loans
Credit Risk Profile Based on Payment Activity
	Home equity		Other		Total consumer loans
(In thousands)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Performing	$222,745	$224,677	$38,718	$38,972	$261,463	$263,649
Nonperforming	1,165	1,692	59	48	1,224	1,740
Total	$223,910	$226,369	$38,777	$39,020	$262,687	$265,389

Loans Aquired from Business Combinations

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Grade:
Pass	$310,577	$327,715	$8,371	$9,205	$318,948	$336,920
Special mention	313	242	-	-	313	242
Substandard	2,183	1,450	173	165	2,356	1,615
Total	$313,073	$329,407	$8,544	$9,370	$321,617	$338,777

Commercial Mortgages
Credit Risk Profile by Creditworthiness Category
	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Grade:
Pass	$2,750	$3,548	$14,563	$14,802	$152,856	$161,218	$170,169	$179,568
Special mention	753	2,160	271	272	9,286	8,071	10,310	10,503
Substandard	631	1,018	1,088	1,324	15,503	10,390	17,222	12,732
Total	$4,134	$6,726	$15,922	$16,398	$177,645	$179,679	$197,701	$202,803

Commercial Business Loans
Credit Risk Profile by Creditworthiness Category
	Asset based lending		Other		Total commercial business loans
(In thousands)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Grade:
Pass	$-	$2,206	$38,848	$39,578	$38,848	$41,784
Special mention	-	-	3,797	3,810	3,797	3,810
Substandard	-	-	3,591	2,932	3,591	2,932
Total	$-	$2,206	$46,236	$46,320	$46,236	$48,526

Consumer Loans
Credit Risk Profile Based on Payment Activity
	Home equity		Other		Total consumer loans
(In thousands)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Performing	$69,510	$71,752	$28,871	$32,248	$98,381	$104,000
Nonperforming	77	75	110	138	187	213
Total	$69,587	$71,827	$28,981	$32,386	$98,568	$104,213

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

As of March 31, 2012, there were no loans that were restructured within the last twelve months that have subsequently defaulted.

The following table presents the Company’s TDR activity for the three months ended March 31, 2012 and 2011:

	March 31,
(In thousands)	2012	2011
Balance at beginning of the period	$1,263	$7,829
Principal Payments	(2)	(68)
TDR Status Change (1)	(522)	(5,283)
Other Reductions (2)	-	-
Newly Identified TDRs	-	-
Balance at end of the period	$739	$2,478

(1)	TDR Status change classification represents TDR loans with a specified interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan was on current payment status and not impaired based on the terms specified by the restructuring agreement.
(2)	Other Reductions classification consists of transfer to other real estate owned and charge-offs to loans.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

NOTE 8. DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2012	December 31, 2011 (1)
Time less than $100,000	$479,025	$511,592
Time $100,000 or more	505,203	491,046
Total time deposits	$984,228	$1,002,638

(1) Amounts include balances associated with discontinued operations.

NOTE 9. STOCKHOLDERS' EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	March 31, 2012	December 31, 2011	to be Well Capitalized

Total capital to risk weighted assets	11.6%	11.3%	10.0%

Tier 1 capital to risk weighted assets	10.5	10.2	6.0

Tier 1 capital to average assets	8.6	8.4	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Accumulated other comprehensive income

Components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2012	December 31, 2011
Net unrealized holding gain (loss) on AFS securities	$7,591	$6,298
Net loss on effective cash flow hedging derivatives	(8,599)	(8,882)
Net loss on terminated swap	(4,886)	(5,121)
Net unrealized holding gain (loss) on pension plans	(676)	(676)
Tax effects	2,678	3,496
Accumulated other comprehensive loss	$(3,892)	$(4,885)

The Company’s accumulated other comprehensive loss totaled $3.9 million at March 31, 2012. Of this loss, $13.5 million was attributable to accumulated losses on cash flow hedges and terminated swaps, net of deferred tax benefits of $5.5 million, $7.6 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $2.9 million, and $0.7 million was attributable to accumulated losses on pensions.

The Company’s accumulated other comprehensive loss totaled $4.9 million at year-end 2011. Of this loss, $14 million was attributable to accumulated losses on cash flow hedges and terminated swaps, net of deferred tax benefits of $5.8 million, $6.3 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $2.3 million, and $0.7 million was attributable to accumulated losses on pensions.

NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011

Net income from continuing operations	$6,481	$2,835
Loss from discontinued operations before income taxes (including gain on disposal of $63)	(261)	-
Income tax expense	376	-
Net loss from discontinued operations	(637)	-
Net income	$5,844	$2,835

Average number of common shares issued	22,860	15,849
Less: average number of treasury shares	1,685	1,744
Less: average number of unvested stock award shares	220	162
Average number of basic common shares outstanding	20,955	13,943
Plus: dilutive effect of unvested stock award shares	62	34
Plus: dilutive effect of stock options outstanding	45	4
Average number of diluted common shares outstanding	21,062	13,981

Basic and diluted earnings per share:
Continuing operations	$0.31	$0.20
Discontinued operations	(0.03)	-
Total basic and diluted earnings per share	$0.28	$0.20

For the quarter ended March 31, 2012, 159 thousand shares of restricted stock and 357 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended March 31, 2011, 129 thousand shares of restricted stock and 141 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2012 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2011	216	$19.88	409	$25.68
Granted	60	25.14	-	-
Stock options exercised	-	-	(1)	17.90
Stock awards vested	(46)	18.34	-	-
Forfeited	(6)	20.94	-	-
Expired	-	-	(2)	35.86
Balance, March 31, 2012	224	$19.88	406	$25.39
Exercisable options, March 31, 2012			406	$25.39

During the three months ended March 31, 2012 and 2011, proceeds from stock option exercises totaled $16 thousand and $406 thousand, respectively. During the three months ended March 31, 2012, there were 46 thousand shares issued in connection with vested stock awards. During the three months ended March 31, 2011, there were 42 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $466 thousand and $410 thousand during the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

NOTE 12. OPERATING SEGMENTS

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended March 31, 2012
Net interest income (expense)	$31,352	$-	$(207)	$-	$31,145
Provision for loan losses	2,000	-	-	-	2,000
Non-interest income	7,056	2,746	6,284	(6,284)	9,802
Non-interest expense	27,617	2,214	363	-	30,194
Income (loss) before income taxes	8,791	532	5,714	(6,284)	8,753
Income tax expense (benefit)	2,188	214	(130)	-	2,272
Net income from continuing operations	6,603	318	5,844	(6,284)	6,481
Income from discontinued operations berofre income taxes (including gain on disposal of $63)	(261)	-	-	-	(261)
Income tax expense	376	-	-	-	376
Net loss from discontinued operations	(637)	-	-	-	(637)
Net income	$5,966	$318	$5,844	$(6,284)	$5,844

Average assets (in millions)	$3,954	$30	$494	$(481)	$3,997

Three months ended March 31, 2011
Net interest income (expense)	$20,353	$-	$(207)	$-	$20,146
Provision for loan losses	1,600	-	-	-	1,600
Non-interest income	4,404	3,730	4,089	(4,089)	8,134
Non-interest expense	18,951	2,256	1,981	1	23,189
Income (loss) before income taxes	4,206	1,474	1,901	(4,090)	3,491
Income tax expense (benefit)	949	605	(897)	(1)	656
Net income	$3,257	$869	$2,798	$(4,089)	$2,835

Average assets (in millions)	$2,838	$33	$355	$(350)	$2,876

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2012, the Company held derivatives with a total notional amount of $558.2 million. Of this total, interest rate swaps with a combined notional amount of $210 million were designated as cash flow hedges and $348.2 million have been designated as economic hedges. As of March 31, 2012, there were no commitments to originate residential mortgage loans for sale or commitments to sell residential mortgage loans, which are also accounted for as derivative financial instruments. At March 31, 2012, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2012.

The Company pledged collateral to derivative counterparties in the form of cash totaling $1.6 million and securities with an amortized cost of $32.0 million and a fair value of $33.0 million as of March 31, 2012. The Company does not typically require its Commercial customers to post cash or securities collateral on its program of back-to-back economic hedges. However certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at March 31, 2012, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$85,000	1.8	0.49%	4.14%	$(5,312)
Forward-starting interest rate swaps on FHLBB borrowings	110,000	4.3	-	2.55%	(2,426)
Interest rate swaps on junior subordinated debentures	15,000	2.1	2.34%	5.54%	(996)
Total cash flow hedges	210,000				(8,734)

Economic hedges:
Interest rate swap on industrial revenue bond	13,975	17.7	0.61%	5.09%	(3,065)
Interest rate swaps on loans with commercial loan customers	167,105	5.6	2.58%	5.73%	(13,240)
Reverse interest rate swaps on loans with commercial loan customers	167,105	5.6	5.73%	2.58%	12,883
Total economic hedges	348,185				(3,423)

Total	$558,185				$(12,157)

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2011, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	1.7	0.49%	4.00%	$(5,888)
Forward-starting interest rate swaps on FHLBB borrowings	80,000	3.5	-	2.56%	(2,064)
Interest rate swaps on junior subordinated debentures	15,000	2.4	2.35%	5.54%	(1,055)
Total cash flow hedges	200,000				(9,007)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	14,096	17.9	0.64%	5.09%	(3,505)
Interest rate swaps on loans with commercial loan customers	160,389	5.6	2.73%	5.77%	(14,351)
Reverse interest rate swaps on loans with commercial loan customers	160,389	5.6	5.77%	2.73%	13,871
Total economic hedges	334,874				(3,985)

Non-hedging derivatives:
Commitments to originate residential mortgage loans	21,538	0.2			(66)
Commitments to sell residential mortgage loans	21,538	0.2			55
Total non-hedging derivatives	43,076				(11)

Total	$577,950				$(13,003)

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

The Company has entered into several interest rate swaps with an aggregate notional amount of $85.0 million to convert the LIBOR based floating interest rates on an $85.0 million portfolio of FHLBB advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.

The Company has also entered into ten forward-starting interest rate swaps with a combined notional value of $110.0 million, including $30.0 million of swaps which were entered into in the first quarter of 2012 and which have durations exceeding one year. Of the ten forward starting swaps two are set to become effective in the second quarter of 2012, with durations of a year each, and two will become effective in the third quarter of 2012, one with a duration of five years and the other with a duration of four years. Four of the remaining six forward starting swaps will become effective in 2013, two with durations of one year, one with a duration of four years, and the final with a duration of five years. The remaining two forward swaps are set to become effective in 2014 and 2015, each with durations of four years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

The Company has entered into an interest rate swap with a notional value of $15.0 million to convert the floating rate of interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011

Interest rate swaps on FHLBB borrowings:

Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(225)	$1,099

Reclassification of unrealized loss from accumulated other comprehensive loss to non-interest income for hedge ineffectiveness	10	10

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	235	235

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(98)	(98)

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	164	(451)

Interest rate swaps on junior subordinated debentures:

Unrealized (loss) gain recognized in accumulated other comprehensive loss	(59)	154

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	43	(64)

Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$70	$885

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,083	$1,206

Net interest expense recognized in interest expense on junior subordinated debentures	$118	$127

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended March 31, 2012 and 2011. The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.0 million will be reclassified as an increase to interest expense.

Economic hedges and non-hedging derivatives

The Company has an interest rate swap with a $14 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $358 thousand as of March 31, 2012 and were not material to the financial statements. The interest income and expense on these mirror image swaps exactly offset each other.

The Company enters into commitments with certain of its retail customers to originate fixed rate mortgage loans and simultaneously enters into an agreement to sell these fixed rate mortgage loans to the Federal National Mortgage Association. These commitments are considered derivative financial instruments and are recorded at fair value with any changes in fair value recorded through earnings.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011

Economic hedges
Interest rate swap on industrial revenue bond:

Net interest expense recognized in interest and dividend income on securities	$(158)	$(162)

Unrealized gain recognized in other non-interest income	440	290

Interest rate swaps on loans with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	1,111	(1,571)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized (loss) gain recognized in other non-interest income	(1,111)	1,571

Favorable change in credit valuation adjustment recognized in other non-interest income	$122	$41

Non-hedging derivatives
Commitments to originate residential mortgage loans to be sold:
Unrealized loss recognized in other non-interest income	$-	$(39)

Commitments to sell residential mortgage loans:
Unrealized gain recognized in other non-interest income	$-	$26

NOTE 14. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the three months ended March 31, 2012.

		March 31, 2012
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$16,847	$16,847
Available-for-sale securities:
Municipal bonds and obligations	-	79,656	-	79,656
Governmentguaranteed residential mortgage-backed securities	-	41,102	-	41,102
Government-sponsored residential mortgage-backed securities	-	254,610	-	254,610
Corporate bonds	-	9,639	-	9,639
Trust preferred securities	-	17,828	544	18,372
Other bonds and obligations	-	626	-	626
Marketable equity securities	19,575	-	-	19,575
Derivative assets	-	12,883	-	12,883
Derivative liabilities	-	25,040	-	25,040

	December 31, 2011
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$-	$-	$17,395	$17,395
Available-for-sale securities:
Municipal bonds and obligations	-	77,854	-	77,854
Government guaranteed residential mortgage-backed securities	-	45,096	-	45,096
Government-sponsored residential mortgage-backed securities	-	247,611	-	247,611
Corporate bonds	-	9,727	-	9,727
Trust preferred securities	-	17,271	544	17,815
Other bonds and obligations	-	644	-	644
Marketable equity securities	21,009	-	-	21,009
Derivative assets	-	13,926	-	13,926
Derivative liabilities	-	26,864	66	26,930

Trading Security at Fair Value. The Company holds one security designated as a trading security. It is a tax advantaged economic development bond issued by the Company to a local nonprofit organization which provides wellness and health programs. The determination of the fair value for this security is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable and there is little to no market activity in the security, therefore, the security meets the definition of a Level 3 security. The discount rate used in the valuation of the security is only sensitive to the extent that there are movements in the 3-month LIBOR rate.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company enters into various commitments to originate residential mortgage loans for sale and commitments to sell residential mortgage loans. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets.

The estimated fair value of commitments to originate residential mortgage loans for sale is adjusted to reflect estimates for fall-out rates, associated servicing and origination costs. These assumptions are considered significant unobservable inputs resulting in a Level 3 classification. As of March 31, 2012, there were no liabilities derived from commitments to originate residential mortgage loans for sale. Likewise, as of March 31, 2012 there were no assets derived from commitments to sell residential mortgages.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at March 31, 2012 and 2011.

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2011	$17,395	$544

Unrealized gain recognized in other non-interest income	(428)	-
Amortization of trading account security	(120)
Balance as of March 31, 2012	$16,847	$544

Unrealized gains (losses) relating to instruments still held at March 31, 2012	$2,871	$(2,055)

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2010	$16,155	$1,695

Unrealized (loss) gain recognized in other non-interest income	(257)	-
Unrealized loss included in accumulated other comprehensive loss	-	498
Amortization of trading account security	(117)	-
Balance as of March 31, 2011	$15,781	$2,193

Unrealized gains (losses) relating to instruments still held at March 31, 2011	$1,338	$(1,950)

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	March 31, 2012	December 31, 2011
	Level 3	Level 3
(In thousands)	Inputs	Inputs
Assets
Securities held to maturity	$60,332	$60,395
Resticted equity securities	35,282	37,118
Impaired loans	10,436	11,155
Loans held for sale	-	1,455
Capitalized mortgage servicing rights	2,917	3,067
Other real estate owned	439	1,900
Other intangibles	19,662	20,973
Goodwill	202,397	202,391

Total Assets	$331,465	$338,454

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2012 and December 31, 2011.

Securities held to maturity. Held to maturity securities are recorded at amortized cost and are evaluated periodically for impairment. No impairments were recorded on securities held to maturity for the three months ended March 31, 2012 and 2011, respectively. Held for maturity securities are fair valued using the same methodologies applied to the available for sales securities portfolio. Most securities in the held to maturity portfolio consist of economic development bonds and issues to local municipalities that are not actively traded and are priced using a discounted cash flows model. The Company views these as Level 3 pricing.

Restricted equity securities. The Company’s restricted equity securities balance is primarily composed of Feral Home Loan Bank of Boston (“FHLBB”) stock having a carrying value of $30.2 million as of March 31, 2012. The additional $5.7 million of securities in this section include Savings Bank Life Insurance stock and stock in the Federal Home Loan Bank of New York. Restricted equity securities are recorded at par and periodically evaluated for impairment. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB and the purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

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

Loans held for sale. Loans originated and held for sale are carried at the lower of aggregate cost or market value. No fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2012 and 2011, respectively. The Company holds loans in the held for sale category for a period generally less than 3 months and as a result fair value approximates carrying value.

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

Intangibles and Goodwill. The Company’s other intangible assets totaled $19.7 million and $21.0 million as of March 31, 2012 and December 31, 2011, respectively. Other intangibles include core deposit intangibles, insurance customer relationships, and non-compete agreements assumed by the Company as part of historical acquisitions. Other intangibles are initially recorded at fair value based on Level 3 data, such as internal appraisals and customized discounted criteria, and are amortized over their estimated lives on a straight-line or accelerated basis ranging from five to ten years. No impairment was recorded on other intangible assets during the three months ended March 31, 2012 and 2011.

The Company’s Goodwill balance as of March 31, 2012 and December 31, 2011 was $202.4 million. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded by the Company during the three months ended March 31, 2012 and 2011.

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

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$45,303	$45,303	$75,359	$75,359
Trading security	16,847	16,847	17,395	17,395
Securities available for sale	423,580	423,580	419,756	419,756
Securities held to maturity	59,533	60,332	58,912	60,395
Restricted equity securities	35,282	35,282	37,118	37,118
Net loans	3,006,343	3,059,700	2,924,126	2,990,173
Loans held for sale	-	-	1,455	1,455
Accrued interest receivable	11,672	11,672	11,350	11,350
Cash surrender value of bank-owned life insurance policies	75,652	75,652	75,009	75,009
Derivative assets	12,883	12,883	13,926	13,926

Financial Liabilities

Total deposits	$3,184,167	$3,194,272	$3,101,175	$3,104,204
Short-term debt	14,360	14,360	10,000	10,000
Long-term Federal Home Loan Bank advances	221,880	226,572	211,938	215,008
Junior subordinated debentures	15,464	12,769	15,464	11,436
Derivative liabilities	25,040	25,040	26,930	26,930

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

NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Net interest income	$31,145	$20,146
Provision for loan losses	2,000	1,600
Net interest income after provision for loan losses	$29,145	$18,546

NOTE 16. SUBSEQUENT EVENTS

On April 20, 2012, the Company acquired all of the outstanding common shares of The Connecticut Bank and Trust Company ("CBT"). CBT operated eight banking offices serving the Greater Hartford area and was merged with and into Berkshire Bank.

CBT shareholders received 1.0 million shares of the Company common stock and $9 million in cash. As of April 20, 2012, CBT had assets with a carrying value of approximately $269 million, including loans outstanding with a carrying value of approximately $214 million, as well as deposits with a carrying value of approximately $210 million. The results of CBT’s operations will be included in our Consolidated Statement of Income from the date of acquisition. As part of the acquisition, the Company repurchased and retired from the United States Department of Treasury (“Treasury”) each share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of CBT issued and outstanding for $5.4 million and the outstanding warrant issued to the Treasury to purchase CBT common stock for $0.8 million.

As a result of the proximity of the closing of the merger with CBT to the date these consolidated financial statements are available to be issued, the Company is still evaluating the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in connection with this transaction is also yet to be determined.

On April 30, 2012, Berkshire Bank purchased certain assets and assumed certain limited liabilities of Greenpark Mortgage Corporation ("Greenpark"), as contemplated by the Asset Purchase Agreement dated February 2, 2012 (“Purchase Agreement”), by and between Berkshire Bank and Greenpark for a purchase price that is insignificant to the overall operations of the Company. As a result of the proximity of the closing of the asset purchase agreement with Greenpark to the date these consolidated financial statements are available to be issued, the Company is still evaluating the estimated fair values of the assets and liabilities acquired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2012 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 40.2% effective income tax rate.

Berkshire Hills Bancorp (“the Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It had $4.0 billion in assets at March 31, 2012 and is the parent of Berkshire Bank — America’s Most Exciting BankSM (“the Bank”). Berkshire completed the acquisition of CBT – The Connecticut Bank and Trust Company on April 20, 2012. Including the CBT operations, Berkshire provides personal and business banking, insurance, and wealth management services through 68 full service branch offices in western Massachusetts, northeastern New York, north central Connecticut, and southern Vermont. Berkshire also operates 9 additional lending offices for commercial and residential mortgage originations in central and eastern Massachusetts. Berkshire Bank provides 100% deposit insurance protection on all deposit accounts, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the definitive Proxy Statement/Prospectus filed by Berkshire Hills Bancorp with the SEC on February 27, 2012 for the acquisition of The Connecticut Bank and Trust Company (“CBT”). This document contains forward-looking statements about the merger of Berkshire Hills Bancorp and CBT. Certain factors that could cause actual results to differ materially from expected results include difficulties in achieving cost savings from the merger or in achieving such cost savings within the expected time frame, difficulties in integrating Berkshire Hills Bancorp and CBT, increased competitive pressures, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business in which Berkshire Hills Bancorp and CBT are engaged, changes in the securities markets and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND NEW ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2011 Form 10-K. Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. Please see those policies in conjunction with this discussion. Management believes that the following policies would be considered critical under the SEC’s definition:

•	Allowance for Loan Losses.

•	Loans Acquired in Business Combinations.

•	Income Taxes.

•	Goodwill and Identifiable Intangible Assets.

•	Determination of Other-Than-Temporary Impairment of Securities.

•	Fair Value of Financial Instruments.

For additional information regarding critical accounting policies, refer to Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2011. Please refer to the note on Recent Accounting Pronouncements in Note 2 to the consolidated financial statements of this report for a detailed discussion of new accounting pronouncements.

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended
	March 31,
	2012	2011

PERFORMANCE RATIOS (1)
Return on average assets	0.59%	0.39%
Return on average common equity	4.23	2.89
Net interest margin, fully taxable equivalent	3.62	3.30
Fee income/Net interest and fee income	23.44	28.56

ASSET QUALITY RATIOS
Net charge-offs (current quarter annualized)/average loans	0.24%	0.30%
Non-performing assets/total assets	0.58	0.54
Allowance for loan losses/total loans	1.07	1.49
Allowance for loan losses/non-accruing loans	143	240

CAPITAL RATIOS
Stockholders' equity to total assets	13.82%	13.54%

PER COMMON SHARE DATA
Net earnings, diluted	$0.28	$0.20
Total common book value	26.28	27.69
Dividends	0.17	0.16
Common stock price:
High	24.49	22.92
Low	21.03	20.68
Close	22.92	20.83

FINANCIAL DATA: (In millions)
Total assets	$4,029	$2,886
Total loans	3,039	2,145
Allowance for loan losses	33	32
Other earning assets	546	421
Total intangible assets	222	172
Total deposits	3,184	2,241
Total borrowings and debentures	252	229
Total common stockholders' equity	557	391

FOR THE PERIOD: (In thousands)
Net interest income	$31,145	$20,146
Provision for loan losses	2,000	1,600
Non-interest income	9,802	8,134
Non-interest expense	30,194	23,189
Net income	5,844	2,835

(1) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

Note: Generally accepted accounting principles require that loans acquired in a business combination be recorded at fair value, whereas loans from business activities are recorded at cost. In 2011, Berkshire Bank acquired loans as a result of the acquisitions of Rome Bancorp and Legacy Bancorp. The fair value of loans acquired in a business combination includes expected loan losses, and there is no loan loss allowance recorded for these loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for loans acquired in a business combination since these loans are recorded net of expected loan losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Other institutions may have loans acquired in a business combination, and therefore there may be no direct comparability of these ratios between and among other institutions.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended March 31,
($ In millions)	2012		2011
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,058	4.63%	$651	5.04%
Commercial mortgages	1,154	5.01	929	4.68
Commercial business loans	412	4.76	284	4.69
Consumer loans	366	3.98	281	3.63
Total loans	2,990	4.72	2,145	4.65
Securities	525	3.29	404	4.01
Fed funds sold & short-term investments	15	0.07	12	0.13
Total earning assets	3,530	4.48	2,561	4.53
Other assets	460		315
Total assets	$3,990		$2,876

Liabilities and stockholders' equity
Deposits:
NOW	$272	0.26%	$215	0.33%
Money market	1,085	0.55	746	0.75
Savings	360	0.20	235	0.31
Time	984	1.51	738	2.19
Total interest-bearing deposits	2,701	0.82	1,934	1.20
Borrowings and debentures	257	3.16	230	3.62
Total interest-bearing liabilities	2,958	1.02	2,164	1.46
Non-interest-bearing demand deposits	439		294
Other liabilities	40		26
Total liabilities	3,437		2,484

Total stockholders' equity	553		392
Total liabilities and stockholders' equity	$3,990		$2,876

Net interest spread		3.46%		3.07%
Net interest margin		3.62		3.30
Cost of funds		0.89		1.28
Cost of deposits		0.71		1.04

Supplementary data
Total deposits (In millions)	$3,140		$2,228
Fully taxable equivalent income adj. (In thousands)	$669		$679

(1) The average balances of loans include nonaccrual loans, loans held for sale, and deferred fees and costs.

(2) The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3) The above schedule includes yields associated with discontinued operations, although the related income is excluded from income from continuing operations on the income statement. The above schedule includes balances associated with discontinued operations.

SUMMARY

During the first quarter of 2012, Berkshire recorded significant growth in loans, deposits, revenues, and earnings as a result of its initiatives to build its franchise. There was general improvement of profitability, asset quality, and capital measures. Most lines of business produced larger business volumes and improved pricing spreads. Improvement has been focused in areas where the Berkshire has been investing for growth, including commercial banking and regional expansion in Central/Eastern New York and Central/Eastern Massachusetts. First quarter 2012 financial highlights included the following:

•	10% annualized revenue growth, compared to linked quarter
•	11% annualized loan growth
•	11% annualized deposit growth
•	3.62% net interest margin
•	0.58% non-performing assets/total assets
•	0.24% annualized net loan charge-offs/average loans

During the most recent quarter, Berkshire also was finalizing its acquisition of The Connecticut Bank and Trust Company, which was completed on April 20, 2012. Berkshire has added 8 Connecticut branch offices, increasing its full service banking offices to 68, including two new offices opened in the New York region in 2012. Berkshire also announced an agreement to acquire the assets and operations of Greenpark Mortgage Corporation, and this acquisition was completed on April 30, 2012. The Greenpark acquisition has added seven new lending offices in Central/Eastern Massachusetts. These acquisitions were completed on time and on plan. They increase Berkshire’s footprint, add new opportunities for cross sales across Berkshire’s business lines, and improve the diversity of revenue sources. Additionally, during the most recent quarter, Berkshire completed the divestiture of four former Legacy New York branch offices which were identified as discontinued operations at the start of the year. These offices had been identified as not within the scope of the Company’s strategic objectives and the divestiture was completed on time and on plan.

Per share measures of earnings, book value, and tangible book value all improved during the quarter. Including the additional shares issued for the CBT acquisition, Berkshire now has approximately 22.2 million shares outstanding. Based on the $22.92 closing price of Berkshire’s stock at the end of the first quarter, the total market capitalization of the Company’s stock now exceeds $500 million.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2012 AND DECEMBER 31, 2011

Summary: Total assets increased by $38 million at a 4% annualized rate during the first quarter, totaling 4.03 billion at quarter-end. Both loans and deposits increased at an 11% annualized rate during the quarter, reflecting Berkshire’s focus on building its business volumes in its regional markets. An $80 million increase in residential mortgages was partially offset by a $30 million decrease in cash and short term investments. Deposits increased by $83 million, with proceeds being used in part to fund the divestiture of $56 million in liabilities of discontinued operations, as well as to support asset growth. Asset quality and capital metrics remained favorable and improving.

Securities. The portfolio of investment securities increased by $2 million at a 2% annualized rate during the first quarter, totaling $535 million at quarter-end. There were no significant changes in the portfolio and portfolio values during the quarter. The yield on securities was little changed at 3.29% in the most recent quarter, compared to 3.26% in the prior quarter. The yield has declined from 4.01% in the first quarter of 2011 due to the impact of the low rate environment. Throughout 2011, maturing securities were replaced and new securities from bank acquisitions were recorded at current market yields.

Loans. The loan portfolio increased by $82 million at an 11% annualized rate during the first quarter, totaling $3.04 billion at quarter-end. The increase was primarily due to the $80 million increase in residential mortgages. During the first quarter, the Company entered into an agreement to acquire certain assets and operations of Greenpark Mortgage Corporation, an established mortgage company headquartered in Needham, Massachusetts. This acquisition was completed on April 30, 2012. The Company developed an operating relationship with Greenpark in the first quarter and the growth in residential mortgage loans primarily resulted from conforming and jumbo15-30 year fixed rate residential mortgages originated by Greenpark. The recruitment of the Greenpark mortgage team is part of Berkshire’s objective for recruiting teams in Central/Eastern Massachusetts to increase the Company’s footprint, to provide new opportunities for relationship development, and to diversify the loan portfolio and revenue sources. Commercial business loans increased by $19 million (19% annualized) in the first quarter of 2012. This reflected Berkshire’s ongoing focus on increasing these loans as part of its commercial banking and risk management strategies, and included contributions from Berkshire’s new Central/Eastern Massachusetts commercial banking team located in Westborough, together with the contributions of its asset based lending team located in Woburn and its New York commercial lending team based in Albany. Berkshire has emphasized commercial business loan originations in order to diversify its portfolio and to utilize the expertise of its lending teams to build more profitable relationships utilizing its service and product capabilities. In conjunction with its second quarter acquisition of The Connecticut Bank & Trust Company, Berkshire expects to develop its commercial lending footprint in the Worcester/Springfield/Hartford triangle, as well as continuing to enhance its commercial presence in eastern Massachusetts. Berkshire continues to take commercial market share from national competitors as a result of the capabilities and responsiveness of the commercial banking teams that it has recruited in recent years. Berkshire is adhering to strong underwriting and pricing disciplines as it captures larger market share with high grade loan originations in all of its commercial lending areas. Berkshire has also enhanced its small business lending program and services smaller relationships through its branch network. These relationships are expected to contribute more to future loan growth. Based on its customer relationship and risk management strategies, the Company has not emphasized originations of commercial real estate and home equity loans. As a result, these portfolios decreased in the most recent quarter.

The loan yield decreased slightly to 4.72% in the most recent quarter, compared to 4.74% in the prior quarter. When compared to the yield in the first quarter of 2011, the loan yield increased from 4.65% due to the impact of certain higher yielding loans acquired in bank acquisitions in 2011. Total loans repricing over five years increased to $1.00 billion in the first quarter, compared to $921 million at year-end 2011, due to the growth in residential mortgages.

Asset Quality. Under accounting standards for business combinations, acquired loans are recorded at fair value and are deemed performing regardless of their payment status. Therefore, some overall portfolio measures of asset quality are not comparable between periods as a result of recent business combinations.

Asset performance remained favorable and improving in the most recent quarter, with non-performing assets decreasing to 0.58% of total assets, and the annualized ratio of net loan charge-offs/average loans decreasing to 0.24%.

There were no significant changes in past-due loan ratios during the most recent quarter. Non-accruing loans were 0.75% of total loans at quarter-end, while loans over 90 days past-due and accruing were 0.40% of total loans. Loans delinquent 30-89 days measured 0.55% of total loans. Classified loans are loans rated substandard or lower in the Company’s internal risk rating system. They include nonperforming loans and loans with credit impairment acquired in business combinations, which were recorded at fair value at acquisition date and are generally being maintained as performing loans. Excluding these loans, the Company views performing classified loans from business activities as potential problem loans with a possibility of loss if know weaknesses are not corrected. These loans totaled 2.75% of total loans at March 31, 2012.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate. The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated and which are inherent in the loan portfolio as of the balance sheet date. Under accounting standards, loans acquired in business combinations are recorded at fair value with no loan loss allowance on the date of acquisition. These loans consist of loans acquired with the Rome and Legacy acquisitions in 2011. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses relating to loans acquired in business combinations which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance, and activity in the loan loss allowance, are not comparable to prior periods. During the most recent quarter, the allowance for loan losses increased slightly to $32.7 million, measuring 1.07% of loans and 143% of non-performing loans at the end of the quarter. The allowance decreased from 1.10% of loans at year-end 2011, including the impact of growth in residential mortgages, which are reserved at a comparatively low 0.30% of outstanding balances due to the lower loan losses associated with these loans.

Deposits and Borrowings. Total deposits increased by $83 million, at an 11% annualized rate, during the first quarter of 2012. All major categories of deposit account balances increased, with growth continuing to come primarily from Berkshire’s expanding New York region, including a new office in Colonie, New York. In January 2012, the Company completed the divestiture of the deposits of four former Legacy New York offices which comprised most of the $56 million balance of liabilities from discontinued operations as of the end of 2011. The total cost of deposits decreased slightly to 0.71% in the most recent quarter, compared to 0.73% in the prior quarter. Compared to the first quarter of 2011, the cost of deposits decreased from 1.04% as a result of the ongoing low rate environment and less demand for longer term time deposits. Overnight borrowings increased to $14 million during the quarter to partially fund the deposit divestiture, and the low cost of these overnight funds brought down the total cost of borrowed money to 3.16% for the quarter. Additionally, during this period, the Company increased the notional amount of interest rate swaps accounted for as cash flow hedges to $210 million from $200 million. These hedges are used to achieve short and medium term fixed rate protection for most of the Company’s borrowings, which totaled $252 million at quarter-end.

Stockholders’ Equity. Equity increased at a 3% annualized rate to $557 million during the quarter due primarily to retained earnings. Excluding goodwill and intangible assets (which totaled $222 million at the end of the quarter and $223 million at its beginning), tangible equity increased at a 6% annualized rate to $335 million from $330 million. This is a non-GAAP measure often used by investors in analyzing the Company. Equity/assets was little changed at 13.8% during the quarter, as was the ratio of tangible equity/tangible assets, which ended the quarter at 8.8%. Berkshire Bank’s total risk based capital ratio improved to 11.6% from 11.3% since most asset growth was concentrated in lower risk residential mortgages. Tangible book value per share increased at a 5% annualized rate to $15.81 during the most recent quarter, while book value per share increased at a 2% annualized rate to $26.28. During the quarter, 60 thousand shares were issued from treasury in the form of stock grants pursuant to the Company’s equity compensation plan, with most vesting on an annual step basis over three years based on time and performance criteria.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Summary. Berkshire’s results in 2012 include the operations of Rome Bancorp and Legacy Bancorp, which were acquired after the first quarter of 2011. As a result, most categories of revenue and expense increased due to these acquisitions. Earnings per share were affected by the issuance of 7.0 million additional Berkshire common shares related to these acquisitions. All references to revenue and expense in this discussion exclude discontinued operations of Legacy branches.

Berkshire’s first quarter net income was $5.8 million ($0.28 per share) in 2012, compared to $2.8 million ($0.20 per share) in 2011. Results in both periods included nonrecurring and merger related charges, and results in the most recent quarter included a loss on discontinued operations. In the most recent quarter, net nonrecurring and merger related charges totaled $4.2 million, with a related tax benefit of $1.3 million, and the net after-tax loss on discontinued operations was $0.6 million. Excluding these items, adjusted net income was $9.4 million ($0.45 per share) in the most recent quarter. This is a non-GAAP measure which the Company views as equivalent to the run rate of its core operating profits. The return on average assets was 0.94% based on this adjusted measure. The GAAP return on assets was 0.59% during the quarter.

Berkshire has produced positive operating leverage, with revenue growth exceeding growth in non-interest expenses before nonrecurring and merger related charges. This positive operating leverage has resulted in higher earnings and improved profitability. The higher earnings allowed Berkshire to increase its quarterly cash dividend by 6% to $0.17 per share in November, 2011 and also to increase capital through internally generated capital formation at a rate sufficient to support the current growth rate in business volume. The Company is also producing these results while continuing to carry the costs of business expansion, including a new commercial lending office opened in Westborough, Massachusetts in December 2011 and a new branch office located in Colonie, New York in the most recent quarter. Additionally, the Company is maintaining an asset sensitive interest rate risk profile. This strategy results in a lower net interest income, but is expected to support future earnings growth when interest rates increase.

Revenue. Total first quarter net revenue increased by $12.7 million (45%) to $40.9 million in 2012 compared to $28.3 million in 2011. This included the benefit of organic growth as well as the Rome and Legacy acquisitions. Revenue in the most recent quarter increased by $1.0 million (10% annualized) compared to the fourth quarter of 2011, which demonstrates Berkshire’s ongoing focus on business volume and revenue growth after the bank acquisitions. This ongoing revenue growth in the most recent quarter was primarily due to growth in non-interest income. The ratio of fee income to total net interest and fee income was 23% in the most recent quarter compared to 29% in the first quarter of 2011, which reflects the lower proportionate contribution of fee income in the acquired banks. As a result, first quarter annualized revenue per share decreased to $7.78 in 2012 compared to $8.09 in 2011. Berkshire anticipates increasing the ratio of fee income to total net interest and fee income to 30% or higher as a result of additional cross sales in new markets along with further wallet share growth in existing markets.

Net Interest Income. First quarter net interest income increased by $11.0 million (55%) to $31.1 million in 2012 compared to $20.1 million in 2011. This included the benefit of organic growth as well as the Rome and Legacy acquisitions. Net interest income was stable in the most recent quarter compared to the fourth quarter of 2011. The net interest margin increased slightly to 3.62% from 3.61% for these periods, respectively. The net interest margin increased from 3.30% in the first quarter of 2011 primarily due to the 0.39% reduction in funding costs in the ongoing low rate environment, while the loan yield increased slightly due to the benefit of certain higher yielding loans acquired with the Rome and Legacy business combinations. While loan balances increased at an 11% annualized rate in the most recent quarter, much of this growth was recorded in the second half of the quarter. As a result, the average balance of earning assets only increased by 1% compared to the prior quarter. The contribution of this volume growth is expected to provide more benefit to net interest income beginning in the second quarter of 2012.

Non-Interest Income. First quarter non-interest income increased by $1.7 million (21%) to $9.8 million in 2012 compared to $8.1 million in 2011. This included the benefit of organic growth as well as the Rome and Legacy acquisitions. Non-interest income increased by $1.0 million (11%) compared to the fourth quarter of 2011, which demonstrates Berkshire’s continuing non-interest income growth after the bank acquisitions. This growth was due to an increase in fee income, including the benefit of increases related to secondary market mortgage sales, insurance, and wealth management. These increases included increased business volume in these areas, along with some seasonal and pricing related factors. A seasonal reduction in deposit related fees was generally offset by a seasonal increase in insurance commissions and fees. Beginning in 2012, Berkshire has renegotiated its compensation arrangements with insurance carriers to substantially reduce the reliance on seasonal contingency income without reducing expected total yearly income. In previous years, Berkshire has had significant seasonality in its insurance revenues in the first two quarters of the year. As a result of this change, first quarter insurance related revenues decreased by $1.0 million year-to-year due to the higher contingency income recorded in 2011. The higher wealth management income in the most recent quarter included the benefit of increased assets under management. Total wealth and investment assets under management increased during the most recent quarter by 7% to $1.03 billion as of March 31, 2012. Included in other non-interest income is a $0.6 million credit for income on bank owned life insurance policies, which is partially offset by a $0.4 million charge representing the loss on investment tax credit limited partnership interests. This loss is offset by a $0.5 million credit to income tax expense representing the net tax benefit of these investments in renewable energy, low income housing, and other tax credit partnerships.

Loan Loss Provision. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The first quarter loan loss provision was $2.0 million in 2012, compared to $1.6 million in 2011. The provision in 2012 exceeded net loan charge-offs totaling $1.8 million. As a result, the allowance increased by $0.2 million in the most recent quarter, which was due to the growth in the total portfolio during the quarter.

Non-Interest Expense. First quarter non-interest expense increased by $7.0 million (30%) to $30.2 million in 2012 from $23.2 million in 2011. This included the impact of organic growth as well as the Rome and Legacy acquisitions, together with nonrecurring and merger related expenses. Non-interest expense increased by $0.7 million compared to the fourth quarter of 2011, including a $0.5 million increase in nonrecurring and merger related expenses. Excluding this amount, the annualized rate of increase in the most recent quarter was 2% compared to the prior quarter, and included the impact of office expansion in retail and commercial banking. Net nonrecurring and merger related expense totaled $4.2 million ($2.9 million after-tax) in the most recent quarter. This included merger related expenses for the Legacy and CBT acquisitions, disposition costs of excess premises in Pittsfield following the Legacy integration, and systems conversion costs related to the core systems conversion planned for later in 2012. Total annualized non-interest expense measured 3.03% of average assets in the most recent quarter, compared to 3.22% in the first quarter of 2011. Excluding nonrecurring and merger related expenses, the total measured 2.60% compared to 2.99% for these periods, respectively. The Company believes that this demonstrates the improvement in its ongoing efficiency as a result of its growth and disciplined expense management. Of note, non-interest expense also includes noncash charges for the amortization of intangible assets, which increased as a result of the bank acquisitions, and which measured 0.13% annualized of average assets in the most recent quarter. Full time equivalent staff totaled 760 at March 31, 2012, which was unchanged from year-end 2011. As of May 1, 2012, total full time equivalent staff was 906, including 55 positions added as a result of the CBT acquisition and 89 positions added as a result of the acquisition of the Greenpark operations.

Income from Continuing Operations. First quarter income from continuing operations increased by $3.7 million (129%) to $6.5 million in 2012 compared to $2.8 million in 2011. This included the benefit of organic growth as well as the Rome and Legacy acquisitions. Income in the most recent quarter included a noncash credit totaling $1.2 million representing the net accretion of purchase accounting entries, including $0.5 million related to loans and $0.7 million related to deposits. Income in the quarter also included a noncash charge of $1.3 million for the amortization of intangible assets, which also is primarily related to the Rome and Legacy acquisitions. The first quarter tax rate on income from continuing operations was 26% in 2012 compared to 19% in 2011. This significantly reflects the higher income expected in 2012, and the lower benefit of tax advantaged revenues as a percentage of pretax income. Income tax expense in the first quarter of 2011 reflects the impacts of adjustments as described in Note 3 of the consolidated financial statements.

Loss from Discontinued Operations. The net loss from discontinued operations was $0.6 million in the most recent quarter. Berkshire originally designated certain Legacy branches as held for sale and as discontinued operations in the third quarter of 2011, and Berkshire continued to operate these branches until sold. The loss in the most recent quarter related to the sale of the final four branches in January 2012 and included the costs of completing the sale, and a $0.4 million charge to income tax expense due to the non-deductibility of the goodwill associated with these branches.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments – banking and insurance. First quarter results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed. In the insurance segment, revenues decreased from year-to-year as a result of the reduction in seasonal contingency income resulting from the renegotiation of contracts with insurance carriers. Seasonal insurance earnings were similarly reduced in the first quarter of the year. The Parent’s non-interest income included undistributed earnings of subsidiaries. Parent non-interest expense decreased due to higher merger related expenses recorded in the first quarter of 2011. Most of the parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.

Total Comprehensive Income. Total comprehensive income includes net income together with other net comprehensive income. The latter measures changes in accumulated other comprehensive income, consisting of changes (after-tax) in the unrealized market gains and losses on securities available for sale and the net gain (loss) on derivative instruments used as cash flow hedges, including a terminated hedge. The Company recorded other net comprehensive income of $1.0 million in the first quarter of 2012, bringing total comprehensive income to $6.8 million. In the first quarter of 2011, other net comprehensive income totaled $1.5 million, and as a result, total comprehensive income was $4.4 million. The other net comprehensive income in both years included an increase in the unrealized gain on securities available for sale as a result of improved prices in the debt securities markets related to improved pricing spreads in those periods. In 2011, other comprehensive income also included a net gain on cash flow hedges.

Liquidity and Cash Flows. The Company’s primary source of funds was deposit growth in the first quarter of 2012, and the primary use of funds was net loan growth. Deposit growth is expected to continue to be the primary source of funds for the remainder of the year, and net loan growth is expected to be the primary use of funds. Borrowings from the Federal Home Loan Bank are a significant source of liquidity for daily operations and for borrowings targeted for specific asset/liability purposes. The Company also uses interest rate swaps in managing its sources and uses of funds. At the end of the most recent quarter, the Company had approximately $740 million in borrowing availability with the Federal Home Loan Bank.

Berkshire Hills Bancorp had a cash balance totaling $13 million as of March 31, 2012. These funds were used primarily to pay $9.0 million in cash merger consideration and other merger costs related to the CBT acquisition at April 20, 2012. Additionally, the Bank paid a $10 million cash dividend to the Parent shortly after the beginning of the second quarter of 2012 which funds are expected to be used for shareholder dividends, debt service, and operating costs. The Parent has previously maintained a line of credit for working capital purposes and may arrange such a line of credit in the future. The primary long run routine sources of funds for the holding company are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options. Additional discussion about the Company’s liquidity and cash flows is contained in the Company’s 2011 Form 10-K in Item 7.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements. At March 30, 2012, Berkshire Bank continued to be classified as “well capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2011 Form 10-K.

As discussed in the 2011 Form 10-K, there are financial system reforms which became federal law in July 2010 and which constitute the most significant regulatory and systemic reform since the 1930s. Although the full impacts of the reforms cannot be determined at this time, some are intended to increase required capital levels in the banking system.

The Company issued approximately 965 thousand shares of common stock as partial consideration for the shares of The Connecticut Bank and Trust Company on April 20, 2012.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2011 Form 10-K and information relating to payments due under contractual obligations is presented in the 2011 Form 10-K. With the acquisition of CBT and the operations of Greenpark mortgage, Berkshire became obligated for the payment of merger consideration, the assumption of various contractual liabilities as disclosed in its previous SEC filings, and changes related to change in control and the early termination of certain vendor contacts. These obligations, and payments made in the second quarter of 2012 to satisfy them will be reflected in Berkshire’s financial records for the second quarter.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies nor in the difference between carrying value and fair value of financial instruments at March 31, 2012 compared to December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk nor in the Company’s net market risk position during the first quarter of 2012. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2011.

As discussed in Item 2, Berkshire has a targeted position to maintain a moderately asset sensitivity profile, as measured by the sensitivity of net interest income to market interest rate changes. During the first quarter, the primary balance sheet changes were growth in residential mortgages and deposits, along with the addition of forward starting swaps on FHLBB borrowings. The net impact of these changes was a modest reduction in the Company’s asset sensitive profile. For example, the sensitivity of net interest income in the second year to a 300 basis point ramped increase in interest rates was estimated at 12.4% at year-end 2011, and this sensitivity decreased to an estimated 10.2% at March 31, 2012.

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

Berkshire completed the acquisition of the CBT - Connecticut Bank and Trust Company on April 20, 2012. Berkshire expects to restructure certain CBT investments and borrowings, and the Company does not expect that this acquisition will have a material impact on its measures of interest rate sensitivity. Berkshire completed the acquisition of the assets and operations of Greenpark Mortgage on April 30, 2012. Greenpark sells the majority of its residential mortgage originations to established secondary market investors, and this acquisition is not expected to have a material impact on Berkshire’s measures of interest rate sensitivity.

ITEM 4. CONTROLS AND PROCEDURES

a)	Disclosure controls and procedures.

The principal executive officers, including the principal financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2012, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

Following the public announcement of the execution of the Agreement and Plan of Merger, dated October 25, 2011 (the "Merger Agreement"), by and among the Company, the Bank and The Connecticut Bank and Trust Company (“CBT”), on January 18, 2012, Jean-Pierre Van Rooy, Marie-Claire Van Rooy and Eric Van Rooy filed a shareholder class action lawsuit in the Superior Court of the State of Connecticut, Judicial District of Hartford (the “Court”), against CBT, the Directors of CBT, the Company and the Bank (the “CBT shareholder litigation”). The CBT shareholder litigation was purportedly brought on behalf of all of CBT's public stockholders and alleged that the directors of CBT breached their fiduciary duties to CBT's stockholders by failing to take steps necessary to obtain a fair and adequate price for CBT's common stock and that CBT, the Company and the Bank knowingly aided and abetted CBT’s directors' breach of fiduciary duty.

CBT, its Directors, the Company and the Bank denied and vigorously defended all of the allegations asserted in the CBT shareholder litigation. Following court hearings on March 26 and 29, 2012, the Court struck all claims against CBT, the Company and the Bank and denied the plaintiffs request for preliminary injunction. Subsequently, the plaintiffs decided to also withdraw their remaining claims against the Directors of CBT, and the Court has been advised that the case is settled, pending filing of a final Stipulation of Withdrawal signed by all parties. No liability has been found against any of the defendants in the case and the CBT shareholder litigation has not had any material adverse effect on the financial condition or operations of the Company or the Bank.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Additionally, the Company has reported risk factors in the Proxy Statement/Prospectus forms filed with the SEC related to the CBT acquisition, including risks related to merger integration and expected cost savings. While the CBT and Greenpark mergers have been completed, the Company continues to recognize the risks related to integration and management of the acquired operations which were previously identified in the subject SEC filings. Additionally, the Company continues to be engaged in a process for the conversion of its core processing system in 2012. The planned changes expose the Bank to new risks with new systems and new vendors. The Bank is working closely with third parties to manage the related operating and financial risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold by the Company during the quarter ended March 31, 2012.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2012.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2012 (1)	11,576	$22.91	-	97,993
February 1-29, 2012	-	-	-	97,993
March 1-31, 2012	-	-	-	97,993
Total	11,576	$22.91	-	97,993

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of October 25, 2011, by and between Berkshire Hills Bancorp, Inc., Berkshire Bank and The Connecticut Bank and Trust Company. (1)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
3.2	Bylaws of Berkshire Hills Bancorp, Inc.(3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (4)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray(6)
10.4	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (5)
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Linda A. Johnston (6)
10.6	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (7)
10.7	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (8)
10.8	Form of Berkshire Bank Employee Severance Compensation Plan (3)

10.9	Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (9)
10.10	Settlement Agreement by and among Berkshire Hills Bancorp, Inc., Legacy Bancorp, Inc., Legacy Banks and Patrick J. Sullivan, dated as of December 21, 2010 (9)
10.11	Severance Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (9)
10.12	Amended and Restated Settlement Agreement by and among Berkshire Hills Bancorp, Inc., Legacy Bancorp,, Inc., Legacy Banks and J. Williar Dunlaevy, dated as of April 6, 2011 (9)
10.13	Non-Competition and Consulting Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and J. Williar Dunlaevy, dated as of April 6, 2011 (9)
10.14	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (10)
10.15	Form of Split Dollar Agreement entered into with Michael P. Daly, Kevin P. Riley, Sean A. Gray, Richard M. Marotta and Linda A. Johnston (11)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part I, Item I, “Consolidated Financial Statements (unaudited)”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (12)

(1)	Incorporated by reference from the Exhibits to the Form 8-K filed on December 22, 2010.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 29, 2008.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(5)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(6)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(7)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.

(8) Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.

(9)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-4 as filed on April 20, 2011, Registration No. 333-173404.

(10) Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.

(11)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(12)	As provided in Rule 406T of Regulation S-T, this information is furnished and not field for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2012	By: /s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: May 10, 2012	By: /s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial
Officer

