Form 10-Q
period 2012-06-30
BERKSHIRE HILLS BANCORP INC
filed 2012-08-09
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The Registrant had 22,208,105 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2012.

BERKSHIRE HILLS BANCORP, INC.

FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2012	2011
Assets
Cash and due from banks	$44,696	$46,713
Short-term investments	21,790	28,646
Total cash and cash equivalents	66,486	75,359

Trading security	17,365	17,395
Securities available for sale, at fair value	471,368	419,756
Securities held to maturity (fair values of $43,285 and $60,395)	41,822	58,912
Federal Home Loan Bank stock and other restricted securities	37,174	37,118
Total securities	567,729	533,181

Loans held for sale	59,280	1,455

Residential mortgages	1,193,447	1,020,435
Commercial mortgages	1,281,058	1,156,241
Commercial business loans	519,684	410,292
Consumer loans	371,430	369,602
Total loans	3,365,619	2,956,570
Less: Allowance for loan losses	(32,868)	(32,444)
Net loans	3,332,751	2,924,126

Premises and equipment, net	68,569	60,139
Other real estate owned	827	1,900
Goodwill	220,360	202,391
Other intangible assets	19,505	20,973
Cash surrender value of bank-owned life insurance policies	76,290	75,009
Other assets	95,926	91,309
Assets from discontinued operations	—	5,362
Total assets	$4,507,723	$3,991,204

Liabilities
Demand deposits	$535,472	$447,414
NOW deposits	298,236	272,204
Money market deposits	1,158,562	1,055,306
Savings deposits	371,668	350,517
Time deposits	1,045,767	975,734
Total deposits	3,409,705	3,101,175
Short-term debt	239,030	10,000
Long-term Federal Home Loan Bank advances	213,497	211,938
Junior subordinated debentures	15,464	15,464
Total borrowings	467,991	237,402
Other liabilities	46,757	43,758
Liabilities from discontinued operations	—	55,504
Total liabilities	3,924,453	3,437,839

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 23,824,972 shares issued and 22,169,157 shares outstanding in 2012; 22,860,368 shares issued and 21,147,736 shares outstanding in 2011)	238	229
Additional paid-in capital	516,183	494,304
Unearned compensation	(3,200)	(2,790)
Retained earnings	115,871	109,477
Accumulated other comprehensive loss	(4,336)	(4,885)
Treasury stock, at cost (1,655,815 shares in 2012 and 1,712,632 shares in 2011)	(41,486)	(42,970)
Total stockholders’ equity	583,270	553,365
Total liabilities and stockholders’ equity	$4,507,723	$3,991,204

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest and dividend income
Loans	$38,787	$28,607	$73,838	$53,213
Securities and other	3,869	3,446	7,490	6,753
Total interest and dividend income	42,656	32,053	81,328	59,966
Interest expense
Deposits	5,482	5,768	10,984	11,483
Borrowings and junior subordinated debentures	2,121	2,084	4,146	4,136
Total interest expense	7,603	7,852	15,130	15,619
Net interest income	35,053	24,201	66,198	44,347
Non-interest income
Loan related fees	3,524	780	4,897	1,371
Deposit related fees	3,963	3,366	7,463	5,907
Insurance commissions and fees	2,768	2,782	5,514	6,512
Wealth management fees	1,757	1,389	3,657	2,581
Total fee income	12,012	8,317	21,531	16,371
Other	269	(277)	510	(197)
Gain on borrowings	—	124	42	124
Gain on sale of securities, net	7	6	7	6
Total non-interest income	12,288	8,170	22,090	16,304
Total net revenue	47,341	32,371	88,288	60,651
Provision for loan losses	2,250	1,500	4,250	3,100
Non-interest expense
Compensation and benefits	15,638	12,027	29,227	23,178
Occupancy and equipment	4,490	3,546	8,885	6,981
Technology and communications	2,258	1,531	4,216	2,997
Marketing and promotion	778	341	1,129	622
Professional services	1,493	1,216	2,858	2,148
FDIC premiums and assessments	870	741	1,551	1,768
Other real estate owned and foreclosures	(6)	700	173	1,309
Amortization of intangible assets	1,357	935	2,668	1,651
Merger, acquisition and conversion related expenses	4,085	5,451	8,308	7,159
Other	3,221	2,135	5,363	3,999
Total non-interest expense	34,184	28,623	64,378	51,812

Income from continuing operations before income taxes	10,907	2,248	19,660	5,739
Income tax expense	2,921	371	5,193	1,027
Net income from continuing operations	7,986	1,877	14,467	4,712
Loss from discontinued operations before income taxes (including gain on disposal of $63)	—	—	(261)	—
Income tax expense	—	—	376	—
Net loss from discontinued operations	—	—	(637)	—
Net income	$7,986	$1,877	$13,830	$4,712

Basic and diluted earnings per share:
Continuing operations	$0.37	$0.11	$0.68	$0.31
Discontinued operations	—	—	(0.03)	—
Total basic and diluted earnings per share	$0.37	$0.11	$0.65	$0.31

Weighted average common shares outstanding:
Basic	21,742	16,580	21,349	15,269
Diluted	21,806	16,601	21,434	15,299

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011

Net income	$7,986	$1,877	$13,830	$4,712
Other comprehensive income
Changes in unrealized gainson securities available-for-sale	1,394	878	2,687	1,894
Changes in unrealized (losses) gains on derivative hedges	(2,488)	(816)	(2,204)	436
Changes in unrealized gains on terminated swaps	235	235	471	471
Changes in unrealized losses on pension	(257)	—	(257)	—
Income taxes related to other comprehensive income	672	(103)	(148)	(1,085)
Total other comprehensive (loss) income	(444)	194	549	1,716
Total comprehensive income	$7,542	$2,071	$14,379	$6,428

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	loss	stock	Total

Balance at December 31, 2010	14,076	$158	$337,537	$(1,776)	$103,972	$(6,410)	$(44,834)	$388,647

Comprehensive income:
Net income	—	—	—	—	4,712	—	—	4,712
Other comprehensive income	—	—	—	—	—	1,716	—	1,716
Total comprehensive income								6,428
Acquisition of Rome Bancorp, Inc.	2,661	27	55,463	—	—	—	—	55,490
Rome ESOP loan repayment	(44)	—	—	—	—	—	(943)	(943)
Cash dividends declared ($0.32 per share)	—	—	—	—	(4,930)	—	—	(4,930)
Forfeited shares	(21)	—	33	426	—	—	(459)	—
Exercise of stock options	13	—	—	—	(112)	—	326	214
Restricted stock grants	59	—	(242)	(1,261)	—	—	1,503	—
Stock-based compensation	—	—	2	471	—	—	—	473
Net tax expense related to stock-based compensation	—	—	66	—	—	—	—	66
Other, net	(23)	—	—	—	—	—	(475)	(475)
Balance at June 30, 2011	16,721	$185	$392,859	$(2,140)	$103,642	$(4,694)	$(44,882)	$444,970

Balance at December 31, 2011	21,148	$229	$494,304	$(2,790)	$109,477	$(4,885)	$(42,970)	$553,365

Comprehensive income:
Net income	—	—	—	—	13,830	—	—	13,830
Other comprehensive income	—	—	—	—	—	549	—	549
Total comprehensive income								14,379
Acquisition of The Connecticut Bank and Trust Company	965	9	21,981	—	—	—	—	21,990
Cash dividends declared ($0.34 per share)	—	—	—	—	(7,372)	—	—	(7,372)
Forfeited shares	(8)	—	11	169	—	—	(180)	—
Exercise of stock options	13	—	—	—	(64)	—	335	271
Restricted stock grants	64	—	(148)	(1,476)	—	—	1,624	—
Stock-based compensation	—	—	—	897	—	—	—	897
Net tax benefit related to stock-based compensation	—	—	35	—	—	—	—	35
Other, net	(13)	—	—	—	—	—	(295)	(295)
Balance at June 30, 2012	22,169	$238	$516,183	$(3,200)	$115,871	$(4,336)	$(41,486)	$583,270

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$13,830	$4,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,250	3,100
Net amortization of securities	986	595
Change in unamortized net loan costs and premiums	(461)	475
Premises depreciation and amortization expense	2,921	2,159
Write down of other real estate owned	—	1,200
Stock-based compensation expense	895	473
(Accretion)/Amortization of purchase accounting entries	(3,541)	(468)
Amortization of other intangibles	2,668	1,651
Excess tax loss from stock-based payment arrangements	(35)	—
Income from cash surrender value of bank-owned life insurance policies	(1,281)	(872)
Gain on sales of securities, net	(48)	(253)
Net (increase) decrease in loans held for sale	(9,561)	1,043
Loss on disposition of assets	1,527	—
Loss on sale of other real estate	28	104
Net change in other	3,925	2,792
Net cash provided by operating activities	16,103	16,711

Cash flows from investing activities:
Net decrease in trading security	240	130
Proceeds from sales of securities available for sale	32,440	3,525
Proceeds from maturities, calls and prepayments of securities available for sale	47,006	70,196
Purchases of securities available for sale	(89,843)	(68,360)
Proceeds from maturities, calls and prepayments of securities held to maturity	25,775	6,058
Purchases of securities held to maturity	(8,685)	(4,683)
Net change in loans	(200,668)	(55,391)
Net cash used for Divestiture	(48,890)	—
Proceeds from sale of Federal Home Loan Bank stock	1,861	3,571
Proceeds from sale of other real estate	1,872	382
Acquisitions, net of cash paid	(58,150)	10,849
Purchase of premises and equipment, net	(11,604)	(2,907)
Net cash (used) by investing activities	(308,646)	(36,630)

Cash flows from financing activities:
Net increase in deposits	98,609	51,984
Proceeds from Federal Home Loan Bank advances and other borrowings	231,595	105,480
Repayments of Federal Home Loan Bank advances and other borrowings	(39,891)	(135,118)
Net proceeds from reissuance of treasury stock	271	214
Excess tax loss from stock based payment arrangements	35	66
Common stock cash dividends paid	(7,372)	(4,930)
Net cash provided by financing activities	283,247	17,696

Net change in cash and cash equivalents	(9,296)	(2,223)
Cash and cash equivalents at beginning of period	75,782	44,140
Cash and cash equivalents at end of period	$66,486	$41,917

Supplemental cash flow information:
Interest paid on deposits	10,984	11,536
Interest paid on borrowed funds	4,146	4,045
Income taxes (refunded) paid, net	(965)	55
Acquisition of non-cash assets and liabilities:
Assets acquired	342,786	322,305
Liabilities assumed	(253,155)	(259,524)
Rome stock owned by the Company	—	668
Other non-cash changes:
Other net comprehensive income	549	1,716
Real estate owned acquired in settlement of loans	(320)	—

The accompanying notes are an integral part of these consolidated financial statements.

Note: The Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and the cash and cash equivalents at beginning of period includes the cash flows from activities associated with discontinued operations.

NOTE 1.                BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and contain all adjustments, consisting solely of normal, recurring adjustments, necessary for a fair statement of results for such periods.

In addition, these interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures normally included in financial statements prepared according to U.S. GAAP have been omitted.

The results for any interim period are not necessarily indicative of results for the full year.  These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for Berkshire Hills Bancorp, Inc. (the “Company”) previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Election of the use of the Fair Value Option

In connection with the Company’s purchase of Greenpark Mortgage Corporation (“Greenpark”) as described in Note 3, the Company elected the applicable accounting guidance for the fair value option as it relates to loans held for sale (“HFS”).  This election allows for a more effective matching of the fair value changes that flow through earnings from the interest rate lock commitment (“IRLC”) stage to the funded HFS loan stage, and forward commitments used to economically hedge the changes in fair value of the IRLC and HFS loans.  The election was applied on a prospective basis starting with all HFS loans originated after April 30, 2012.  See Note 13 for the HFS loans fair value recorded in the Company’s Consolidated Balance Sheet and unrealized gain recorded in the Company’s Consolidated Statement of Income as of and for the period ended June 30, 2012.

Out of Period Adjustments

For the three months and six months ended June 30, 2012, the Company recorded a correction of an immaterial error relating to prior years that increased net income by $0.5 million and $0.7 million, respectively. The correction represents a prior period tax related over-accrual.  While these adjustments were noteworthy for the quarter, after evaluating the quantitative and qualitative aspects of these adjustments, the Company concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

NOTE 2.                RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  In May 2011, the FASB issued ASU 2011-04 to provide a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets; (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) The fair value measurement of instruments classified within an entity’s shareholders’ equity is aligned with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012.

The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s financial statements.  The required disclosures are incorporated in Note 14 to the Company’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below.  The Company adopted the new guidance by reporting the components of comprehensive income in two separate but consecutive statements.

ASU No. 2011-08, “Testing Goodwill for Impairment”. In September 2011, the FASB issued ASU 2011-08 which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount . The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  In July 2012, the FASB issued ASU 2012-02 that amends ASU 2011-08 to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is limited to matters of presentation with no impact expected on the Company’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011. The required disclosures required are incorporated in Note 8 and do not have a significant impact on the Company’s financial statements.

NOTE 3.                ACQUISITIONS

The Connecticut Bank and Trust Company

On April 20, 2012, the Company acquired all of the outstanding common shares of The Connecticut Bank and Trust Company (“CBT”). CBT operated eight banking offices serving the Greater Hartford area and was merged with and into Berkshire Bank, a wholly owned subsidiary of the Company.  This business combination is an extension of the Berkshire franchise and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to CBT’s operations.    The combination was negotiated between the companies and was approved unanimously by their boards of directors.

CBT shareholders received 965 thousand shares of the Company common stock and $9.0 million in cash.  On the acquisition date, CBT had 3.617 million outstanding common shares.  Through a cash/share election procedure, the Company paid $8.25 per share for 30% of the outstanding common shares.  For 70% of the outstanding shares, the Company exchanged its stock in a ratio of 0.381 shares of the Company’s common stock for each share of CBT stock.  The 965 thousand shares of Company common stock issued in this exchange were valued at $22.80 per share based on its closing price on April 19, 2012.  Berkshire paid $0.2 million in cash consideration to settle all outstanding CBT options.  The Company issued no new Berkshire options in connection with the merger.

As of April 20, 2012, CBT had assets with a carrying value of approximately $268.8 million, including loans outstanding with a carrying value of approximately $215.8 million, as well as deposits with a carrying value of approximately $209.7 million. The results of CBT’s operations are included in the Consolidated Statement of Income from the date of acquisition. As part of the acquisition, the Company repurchased and retired from the United States Department of Treasury (“Treasury”) each share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of CBT stock issued and outstanding for $5.4 million and the outstanding warrant issued to the Treasury to purchase CBT common stock for $0.8 million.

The assets and liabilities in the CBT acquisition were recorded at their fair value based on management’s best estimate using information available at the date of acquisition.  Consideration paid, and fair values of CBT’s assets acquired and liabilities assumed as of April 20, 2012 are summarized in the following table:

Consideration Paid:
Berkshire Hills Bancorp common stock issued to CBT common stockholders	$21,992
Cash consideration paid to CBT common shareholders	8,952
Repurchase of CBT’s preferred stock and warrant	6,290
Cash consideration paid for CBT employee stock options	150
Total consideration paid	$37,384

Recognized Amounts of Identifiable Assets Aquired and (Liabilities Assumed), At Fair Value:	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Cash and short term investments	$10,568	$—		$10,567
Investment securities	41,428	(46	)(a)	41,382
Loans	215,773	(6,181	)(b)	209,592
Premises and equipment	1,393	—		1,393
Core deposit intangibles		1,200	(c)	1,200
Other intangibles	—	(238	)(d)	(238)
Other assets	3,081	7,795	(e)	10,877
Deposits	(209,707)	(428	)(f)	(210,135)
Borrowings	(35,865)	(3,020	)(g)	(38,885)
Other liabilities	(1,978)	(209	)(h)	(2,187)
Total identifiable net assets	$24,693	$(1,127)		$23,566

Goodwill				$13,818

Explanation of Certain Fair Value Adjustments

(a)          The adjustment represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition.

(b)         The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.  Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $15.3 million.  Non-impaired loans not accounted for under 310-30 had a carrying value of $194.2 million.

(c)          The adjustment represents the value of the core deposit base assumed in the acquisition.  The core deposit asset was recorded as an identifiable intangible asset and will be amortized over the average life of the deposit base.

(d)         The adjustment represents an intangible liability related to assumed leases, which was recorded as an identifiable intangible and will be amortized over the remaining life of the leases.

(e)          This amount primarily consists of adjustments in the net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles, and other deferred tax items including recognition of a $4.8 million deferred tax asset related to operating losses, which CBT had a full valuation allowance against.

(f)            The adjustment is necessary because the weighted average interest rate of deposits exceeded the cost of similar funding at the time of acquisition.

(g)         The adjustment represents a write up of the book value of borrowings to their estimated fair value calculated based on interest rates of similar borrowings available on the date of acquisition.

(h)         The adjustment represents a write up of the book value of other liabilities to their estimated fair value at the acquisition date.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from CBT were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  To estimate the fair value of collateral dependent loans with deteriorated credit quality, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of CBT’s allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.

Information about the acquired loan portfolio subject to ASC 310-30 as of April 20, 2012 is as follows (in thousands):

ASC 310-30 Loans
Contractually required principal and interest at acquisition	$23,726
Contractual cash flows not expected to be collected (nonaccretable discount)	(5,563)
Expected cash flows at acquisition	18,163
Interest component of expected cash flows (accretable discount)	(2,816)
Fair value of acquired loans	$15,347

The core deposit intangible asset recognized as part of the CBT merger is being amortized over its estimated useful life of approximately eight years utilizing an accelerated method.  Other intangibles consist of leasehold intangible liabilities, which are amortized over the life of each respective lease using a straight-line method.

The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is not deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired from CBT was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.  The fair value of borrowed funds was estimated by discounting the future cash flows using market rates for similar borrowings.

Direct merger and acquisition integration-related costs related to the CBT acquisition were expensed as incurred and totaled $2.7 million for the first six months of 2012, and none in 2011.

Greenpark Mortgage Corporation

On April 30, 2012, Berkshire Bank acquired the operations, and purchased certain assets and assumed certain limited liabilities of Greenpark Mortgage Corporation (“Greenpark”), as contemplated by the Asset Purchase Agreement dated February 2, 2012, by and between Berkshire Bank and Greenpark.  The purchase of Greenpark’s operations increases the Company’s consumer lending capabilities, and expands the Company’s geographical footprint into eastern Massachusetts along with broadening its sources of fee-based income.

The purchase price for Greenpark’s operations was $4.0 million, but additional consideration of $0.1 million was paid for certain prepaid assets.  $46.5 million was paid to retire outstanding bank loans, recently originated loans, along with $2.8 million in premiums on those loans representing the sellers’ income on those loans had they been sold prior to April 30, 2012.  Additionally, a $1.1 million liability was recorded for contingent consideration representing the fair value of earn-out payments to the sellers of Greenpark over a five year period of time after the purchase date.  While the earn-out payments are based on production of loan originations, which can vary from year to year, management calculated an expected range of $0.2 million to $0.3 million in annual payments using the Black Scholes model to estimate the fair value of the contingent liability.  Direct acquisition and integration costs of Greenpark’s operations were expensed as incurred, and totaled $0.3 million during the first six months of 2012.  The results of Greenpark’s operations are included in the Consolidated Statements of Income from the date of acquisition.

The assets and liabilities in the Greenpark transaction were recorded at their fair value based on management’s best estimate using information available at the date of purchase.  The Greenpark transaction is an asset purchase for legal purposes, which limits the Company’s exposure to the assumption of liabilities as defined in the purchase agreement, and to any potential unknown liabilities that result from operations that occur subsequent to the purchase date.  The transaction is also considered an asset purchase for tax purposes, which results in a step-up in tax basis of assets acquired and liabilities assumed along with tax deductible goodwill.  For book purposes, the Company will account for the transaction as a business combination in accordance with applicable accounting guidance, as it represents an acquisition of a business with a distinct set of inputs and processes to produce outputs.  The goodwill, representing the excess of consideration paid over the net fair value of assets and liabilities acquired, is not amortized for book purposes, and is assigned to our banking segment.

The assets and liabilities in the Greenpark transaction were recorded at their fair value based on management’s best estimate using information available at the date of acquisition.  Consideration paid, and fair values of Greenpark’s assets acquired and liabilities assumed, are summarized in the following table:

Consideration Paid:
Cash purchase price	$4,000
Cash paid for certain prepaid assets	58
Payoff of Greenpark’s lines of credit	46,496
Premiums paid for loans, and loan commitments	2,770
Contingent purchase price	1,087
Total consideration paid	54,411

Recognized Amounts of Identifiable Assets Aquired and (Liabilities Assumed), At Fair Value:
Loans held for sale	48,408	(a)
Other assets	2,621	(b)
Premises and equipment	98	(c)
Other liabilities	(862	)(d)
Total identifiable net assets	50,265

Goodwill	$4,146

Explanation of Certain Fair Values

(a)          Includes a portion of the cash consideration paid for premiums as described above, which adjusts the loans to fair value.

(b)         Represents the fair value of the acquired derivative associated with commitments to originate loans at a specified locked-rate (“interest rate lock commitments”).

(c)          Represents the fair value of certain acquired office equipment.

(d)         Consists of forward contracts acquired at fair value, which serves to hedge the movements in fair value of the interest rate lock commitments.

The adjustment of loans from Greenpark’s carrying value of $46.5 million to fair value of $48.4 million represents a portion of the cash consideration paid for premiums as described above.

The following table presents selected unaudited pro forma financial information reflecting the CBT and Greenpark transactions assuming they were completed as of January 1, 2011.   The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had these acquisitions actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.   Pro forma basic and diluted earnings per common share were calculated using Berkshire’s actual weighted-average shares outstanding for the periods presented, plus the incremental shares issued, assuming the CBT and Greenpark transactions occurred at the beginning of the periods presented.    The unaudited pro forma information is based on the actual financial statements of Berkshire for the periods shown, and on the actual financial statements of CBT and Greenpark for the 2011 period shown and in 2012 until the date of acquisition, at which time their operations became included in Berkshire’s financial statements.

The unaudited pro forma information, for the six months ended June 30, 2012 and 2011, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to investment sales and additional borrowings as a result of the CBT and Greenpark transactions.  Direct merger and acquisition integration-related costs incurred by the Company during 2012 are reversed, as those expenses are assumed to have occurred prior to 2011.  Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma
	Six months ended June 30,
	2012	2011

Net interest income	$69,958	$50,753
Non-interest income	30,892	25,421
Net income	13,984	6,451

Pro forma earnings per share from continuing operations:
Basic	$0.68	$0.40
Diluted	$0.68	$0.40

On May 31, 2012, the Company entered into a merger agreement with Beacon Federal Bancorp, Inc. (“Beacon Federal”), the parent company of Beacon Federal (“Beacon Bank”), pursuant to which Beacon Federal will merge with and into the Company in a transaction to be accounted for as a business combination. It is expected that Beacon Bank will also merge with and into Berkshire Bank.  Located in East Syracuse, New York, Beacon Federal had $1 billion in total assets at March 31, 2012 (unaudited) and, through Beacon Bank, operates 7 banking offices providing a range of banking services in New York, Massachusetts, and Tennessee.

Under the terms of this merger agreement, 50% of the outstanding shares of Beacon Federal common stock will be converted into the right to receive 0.9200 of a share of Company common stock and the remaining 50% of outstanding shares of Beacon Federal common stock will be exchanged for $20.50 in cash.

The transaction is subject to closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Beacon Federal. The merger is currently expected to be completed in the fourth quarter of 2012.  If the merger is not consummated under specified circumstances, Beacon Federal has agreed to pay the Company a termination fee of $5.28 million.

The Company incurred $0.4 million of merger and acquisition expenses related to the Beacon Federal merger for the six months ended June 30, 2012.

NOTE 4.                TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $13.9 million and $14.1 million, and a fair value of $17.4 million and $17.4 million, at June 30, 2012 and December 31, 2011, respectively. As discussed further in Note 13 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at June 30, 2012.

NOTE 5. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,801	$5,136	$(29)	$78,908
Government guaranteed residential mortgage-backed securities	43,225	826	—	44,051
Government-sponsored residential mortgage-backed securities	287,191	2,773	(329)	289,635
Corporate bonds	9,997	—	(431)	9,566
Trust preferred securities	20,008	701	(2,239)	18,470
Other bonds and obligations	738	1	—	739
Total debt securities	434,960	9,437	(3,028)	441,369
Equity securities:
Marketable equity securities	27,422	2,954	(377)	29,999
Total securities available for sale	462,382	12,391	(3,405)	471,368

Securities held to maturity
Municipal bonds and obligations	7,400	—	—	7,400
Government-sponsored residential mortgage-backed securities	77	7	—	84
Tax advantaged economic development bonds	33,732	1,456	—	35,188
Other bonds and obligations	613	—	—	613
Total securities held to maturity	41,822	1,463	—	43,285

Total Securities	$504,204	$13,854	$(3,405)	$514,653

December 31, 2011
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,436	$4,418	$—	$77,854
Government guaranteed residential mortgage-backed securities	44,051	1,045	—	45,096
Government-sponsored residential mortgage-backed securities	245,033	2,990	(412)	247,611
Corporate bonds	9,996	—	(269)	9,727
Trust preferred securities	20,064	343	(2,592)	17,815
Other bonds and obligations	642	2	—	644
Total debt securities	393,222	8,798	(3,273)	398,747
Equity securities:
Marketable equity securities	20,236	1,555	(782)	21,009
Total securities available for sale	413,458	10,353	(4,055)	419,756

Securities held to maturity
Municipal bonds and obligations	10,349	—	—	10,349
Government-sponsored residential mortgage-backed securities	79	4	—	83
Tax advantaged economic development bonds	47,869	1,479	—	49,348
Other bonds and obligations	615	—	—	615
Total securities held to maturity	58,912	1,483	—	60,395

Total	$472,370	$11,836	$(4,055)	$480,151

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at June 30, 2012 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$—	$—	$3,677	$3,677
Over 1 year to 5 years	9,949	9,733	3,725	3,790
Over 5 years to 10 years	15,518	16,087	16,033	17,103
Over 10 years	79,077	81,863	18,310	18,631
Total bonds and obligations	104,544	107,683	41,745	43,201
Marketable equity securities	27,422	29,999	—	—
Residential mortgage-backed securities	330,416	333,686	77	84
Total	$462,382	$471,368	$41,822	$43,285

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$29	$2,325	$—	$—	$29	$2,325
Government-guaranteed residential mortgage-backed securities	24	10,165	—	—	24	10,165
Government-sponsored residential mortgage-backed securities	274	88,650	31	5,866	305	94,516
Corporate bonds	—	—	431	9,566	431	9,566
Trust preferred securities	—	—	2,239	3,395	2,239	3,395
Total debt securities	327	101,140	2,701	18,827	3,028	119,967

Marketable equity securities	143	7,484	234	1,765	377	9,249
Total securities available for sale	470	108,624	2,935	20,592	3,405	129,216

Securities held to maturity
Tax advantaged economic development bonds	—	—	—	—	—	—
Total securities held to maturity	—	—	—	—	—	—

Total	$470	$108,624	$2,935	$20,592	$3,405	$129,216

December 31, 2011

Securities available for sale
Debt securities:
Government guaranteed residential mortgage-backed securities	$1	$48	$—	$—	$1	$48
Government-sponsored residential mortgage-backed securities	375	76,278	36	5,766	411	82,044
Corporate bonds	224	6,776	45	2,951	269	9,727
Trust preferred securities	20	2,541	2,572	3,065	2,592	5,606
Total debt securities	620	85,643	2,653	11,782	3,273	97,425

Marketable equity securities	782	6,229	—	—	782	6,229
Total securities available for sale	$1,402	$91,872	$2,653	$11,782	$4,055	$103,654

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2012, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2012:

AFS municipal bonds and obligations

At June 30, 2012, 3 out of a total of 128 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. The aggregate unrealized losses represented 1% of the amortized cost of the securities in unrealized loss positions. The Company has the intent to hold these securities until recovery. There were no material underlying credit downgrades during the past quarter. All securities are considered performing.

AFS residential mortgage-backed securities

At June 30, 2012, 18 out of a total of 167 securities in the Company’s portfolios of AFS residential mortgage-backed were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions within the AFS portfolio. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the past quarter. All securities are considered performing.

AFS corporate bonds

At June 30, 2012, all securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represented 4% of the amortized cost of the securities. 2 of the securities were downgraded by Moody’s in the past quarter, but all 3 remain investment grade rated and the market value of the securities supports the Company’s amortized value. The securities are considered performing.

AFS trust preferred securities

At June 30, 2012, 3 out of a total of 6 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 40% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.  3 of the securities in the AFS trust preferred portfolio were downgraded by Moody’s during the past quarter and 4 of the 6 securities contain at least one below investment grade ratings.  Berkshire reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are considered performing.

At June 30, 2012, $2.0 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $0.6 million, for potential other-than-temporary-impairment (“OTTI”) at June 30, 2012 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $33 million in excess subordination above current and projected losses. The security is considered performing.

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

At June 30, 2012, 6 out of a total of 22 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 4% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost bases and does not consider the securities other-than-temporarily impaired at June 30, 2012. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTE 6. LOANS

Total loans include loans from business activities and loans acquired from business combinations. Loans from business combinations are those loans acquired from the acquisitions of The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	June 30, 2012
(In thousands)	Loans from Business Activities	Loans Acquired from Business Combinations	Total

Residential mortgages
1-4 family	$850,734	$306,554	$1,157,288
Construction	28,059	8,100	36,159
Total residential mortgages	878,793	314,654	1,193,447

Commercial mortgages:
Construction	146,649	14,155	160,804
Single and multi-family	71,861	32,475	104,336
Commercial real estate	747,877	268,041	1,015,918
Total commercial mortgages	966,387	314,671	1,281,058

Commercial business loans:
Asset based lending	177,763	2,495	180,258
Other commercial business loans	244,176	95,250	339,426
Total commercial business loans	421,939	97,745	519,684

Total commercial loans	1,388,326	412,416	1,800,742

Consumer loans:
Home equity	226,680	75,840	302,520
Other	37,712	31,198	68,910
Total consumer loans	264,392	107,038	371,430

Total loans	$2,531,511	$834,108	$3,365,619

	December 31, 2011
(In thousands)	Loans from Business Activities	Loans Acquired from Business Combinations	Total

Residential mortgages:
1-4 family	$649,467	$329,407	$978,874
Construction	32,191	9,370	41,561
Total residential mortgages	681,658	338,777	1,020,435

Commercial mortgages:
Construction	117,492	6,726	124,218
Single and multi-family	89,401	16,398	105,799
Commercial real estate	746,545	179,679	926,224
Total commercial mortgages	953,438	202,803	1,156,241

Commercial business loans:
Asset based lending	151,065	2,206	153,271
Other commercial business loans	210,701	46,320	257,021
Total commercial business loans	361,766	48,526	410,292

Total commercial loans	1,315,204	251,329	1,566,533

Consumer loans:
Home equity	226,369	71,827	298,196
Other	39,020	32,386	71,406
Total consumer loans	265,389	104,213	369,602

Total loans	$2,262,251	$694,319	$2,956,570

The carrying amount of the acquired loans at June 30, 2012 totaled $834.1 million.  These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $30.5 million and loans that were considered not impaired at the acquisition date with a carrying amount of $803.6 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

(In thousands)	2012
Three months ended June 30, 2012
Balance at beginning of period	$668
Acquisitions	2,816
Sales	—
Reclassification from nonaccretable difference for loans with improved cash flows	—
Changes in expected cash flows that do not affect nonaccretable difference	—
Accretion	(930)
Balance at end of period	$2,554

(In thousands)	2012
Six months ended June 30, 2012
Balance at beginning of period	$1,277
Acquisitions	2,816
Sales	—
Reclassification from nonaccretable difference for loans with improved cash flows	—
Changes in expected cash flows that do not affect nonaccretable difference	—
Accretion	(1,539)
Balance at end of period	$2,554

The following is a summary of past due loans at June 30, 2012 and December 31, 2011:

Loans from Business Activities

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2012
Residential mortgages:
1-4 family	$2,340	$465	$11,599	$14,404	$836,330	$850,734	$4,622
Construction	465	—	—	465	27,594	28,059	—
Total	2,805	465	11,599	14,869	863,924	878,793	4,622
Commercial mortgages:
Construction	350	—	5,811	6,161	140,488	146,649	—
Single and multi-family	251	66	704	1,021	70,840	71,861	309
Commercial real estate	1,097	504	8,704	10,305	737,572	747,877	—
Total	1,698	570	15,219	17,487	948,900	966,387	309
Commercial business loans:
Asset based lending	—	—	—	—	177,763	177,763	—
Other commercial business loans	487	26	1,986	2,499	241,677	244,176	969
Total	487	26	1,986	2,499	419,440	421,939	969
Consumer loans:
Home equity	760	81	1,318	2,159	224,521	226,680	376
Other	445	160	76	681	37,031	37,712	28
Total	1,205	241	1,394	2,840	261,552	264,392	404
Total	$6,195	$1,302	$30,198	$37,695	$2,493,816	$2,531,511	$6,304

Loans Acquired from Business Combinations

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2012
Residential mortgages:
1-4 family	$1,895	$115	$2,373	$4,383	$302,171	$306,554	$825
Construction	—	—	—	—	8,100	8,100	—
Total	1,895	115	2,373	4,383	310,271	314,654	825
Commercial mortgages:
Construction	—	199	1,616	1,815	12,340	14,155	1,616
Single and multi-family	571	593	322	1,486	30,989	32,475	322
Commercial real estate	747	1,120	4,483	6,350	261,691	268,041	4,057
Total	1,318	1,912	6,421	9,651	305,020	314,671	5,995

Commercial business loans:
Asset based lending	—	—	—	—	2,495	2,495	—
Other commercial business loans	503	112	3,804	4,419	90,831	95,250	3,774
Total	503	112	3,804	4,419	93,326	97,745	3,774
Consumer loans:
Home equity	95	—	78	173	75,667	75,840	—
Other	242	38	298	578	30,620	31,198	157
Total	337	38	376	751	106,287	107,038	157
Total	$4,053	$2,177	$12,974	$19,204	$814,904	$834,108	$10,751

Loans from Business Activities

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2011
Residential mortgages:
1-4 family	$2,045	$877	$11,479	$14,401	$635,066	$649,467	$5,123
Construction	—	—	—	—	32,191	32,191	—
Total	2,045	877	11,479	14,401	667,257	681,658	5,123
Commercial mortgages:
Construction	—	—	8,650	8,650	108,842	117,492	—
Single and multi-family	70	—	676	746	88,655	89,401	314
Commercial real estate	746	8,019	5,258	14,023	732,522	746,545	—
Total	816	8,019	14,584	23,419	930,019	953,438	314
Commercial business loans
Asset based lending	—	—	—	—	151,065	151,065	—
Other commercial business loans	369	781	1,156	2,306	208,395	210,701	178
Total	369	781	1,156	2,306	359,460	361,766	178
Consumer loans:
Home equity	430	257	1,692	2,379	223,990	226,369	—
Other	311	148	148	607	38,413	39,020	100
Total	741	405	1,840	2,986	262,403	265,389	100
Total	$3,971	$10,082	$29,059	$43,112	$2,219,139	$2,262,251	$5,715

Loans Acquired from Business Combinations

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2011
Residential mortgages:
1-4 family	$663	$242	$1,450	$2,355	$327,052	$329,407	$796
Construction	—	—	165	165	9,205	9,370	165
Total	663	242	1,615	2,520	336,257	338,777	961
Commercial mortgages:
Construction	—	—	606	606	6,120	6,726	606
Single and multi-family	—	—	703	703	15,695	16,398	703
Commercial real estate	68	102	1,923	2,093	177,586	179,679	1,913
Total	68	102	3,232	3,402	199,401	202,803	3,222
Commercial business loans:
Asset based lending	—	—	—	—	2,206	2,206	—
Other commercial business loans	349	235	258	842	45,478	46,320	245
Total	349	235	258	842	47,684	48,526	245
Consumer loans:
Home equity	284	—	75	359	71,468	71,827	—
Other	239	69	179	487	31,899	32,386	41
Total	523	69	254	846	103,367	104,213	41
Total	$1,603	$648	$5,359	$7,610	$686,709	$694,319	$4,469

Activity in the allowance for loan losses for the six months ended June 30, 2012 and December 31, 2011 was as follows:

Loans from Business Activities

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
June 30, 2012
Balance at beginning of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Charged-off loans	1,340	1,499	27	1,158	—	4,024
Recoveries on charged-off loans	72	5	23	99	—	199
Provision for loan losses	4,237	236	(217)	(285)	(92)	3,879
Balance at end of period	$6,119	$20,837	$4,319	$859	$(182)	$31,952
Individually evaluated for impairment	692	2,114	142	—	—	2,948
Collectively evaluated for impairment	5,427	18,723	4,177	859	(182)	29,004
Total	$6,119	$20,837	$4,319	$859	$(182)	$31,952

Loans receivable:
Balance at end of period
Individually evaluated for impairment	6,536	33,205	492	577		40,810
Collectively evaluated for impairment	872,257	933,182	421,447	263,815		2,490,701
Total	$878,793	$966,387	$421,939	$264,392		$2,531,511

Loans Acquired from Business Combinations

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
June 30, 2012
Balance at beginning of year	$281	$158	$38	$87	$(18)	$546
Charged-off loans	—	—	—	—	—	—
Recoveries on charged-off loans	—	—	—	—	—	—
Provision for loan losses	58	158	61	29	64	370
Balance at end of period	$339	$316	$99	$116	$46	$916
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	339	316	99	116	46	916
Total	$339	$316	$99	$116	$46	$916

Loans receivable:
Balance at end of Period
Individually evaluated for impairment	859	410	—	38		1,307
Collectively evaluated for impairment	313,795	314,261	97,745	107,000		832,801
Total	$314,654	$314,671	$97,745	$107,038		$834,108

Loans from Business Activities

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2011
Balance at beginning of year	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Charged-off loans	1,322	4,047	1,443	884	—	7,696
Recoveries on charged-off loans	231	189	109	150	—	679
Provision for loan losses	1,164	6,492	(164)	838	(1,313)	7,017
Balance at end of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Individually evaluated for impairment	449	1,722	116	488	—	2,775
Collectively evaluated for impairment	2,701	20,373	4,424	1,715	(90)	29,123
Total	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898

Loans receivable:
Balance at end of year
Individually evaluated for impairment	5,655	34,074	564	1,190		41,483
Collectively evaluated for impairment	676,003	919,364	361,202	264,199		2,220,768
Total	$681,658	$953,438	$361,766	$265,389		$2,262,251

Loans Acquired from Business Combinations

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2011
Balance at beginning of year	$—	$—	$—	$—	$—	$—
Charged-off loans	—	—	—	—	—	—
Recoveries on charged-off loans	—	—	—	—	—	—
Provision for loan losses	281	158	38	87	(18)	546
Balance at end of year	$281	$158	$38	$87	$(18)	$546
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	281	158	38	87	(18)	546
Total	$281	$158	$38	$87	$(18)	$546

Loans receivable:
Balance at end of year
Individually evaluated for impairment	—	—	—	—		—
Collectively evaluated for impairment	338,777	202,803	48,526	104,213		694,319
Total	$338,777	$202,803	$48,526	$104,213		$694,319

The following is a summary of impaired loans at June 30, 2012:

Loans from Business Activities

	At June 30, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,102	$2,102	$—
Commercial mortgages - single and multifamily	164	164	—
Commercial mortgages - real estate	4,748	4,748	—
Consumer - home equity	578	578	—

With an allowance recorded:
Residential mortgages - 1-4 family	$2,586	$3,278	$692
Commercial mortgages - construction	4,673	5,812	1,139
Commercial mortgages - single and multifamily	124	231	107
Commercial mortgages - real estate	2,524	3,392	868
Other commercial business loans	11	153	142
Consumer - home equity	—	—	—

Total
Residential mortgages	$4,688	$5,380	$692
Commercial mortgages	12,233	14,347	2,114
Commercial business	11	153	142
Consumer	578	578	—
Total impaired loans	$17,510	$20,458	$2,948

Loans Acquired from Business Combinations

	At June 30, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$859	$859	$—
Commercial mortgages - real estate	410	410	—
Consumer - home equity	38	38	—

Total
Residential mortgages	$859	$859	$—
Commercial mortgages	410	410	—
Consumer	38	38	—
Total impaired loans	$1,307	$1,307	$—

The following is a summary of impaired loans at December 31, 2011:

Loans from Business Activities

	At December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,546	$2,546	$—
Commercial mortgages - single and multifamily	326	326	—
Commercial mortgages - real estate	2,751	2,751	—
Consumer - home equity	308	308	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,853	$2,302	$449
Commercial mortgages - construction	7,559	8,650	1,091
Commercial mortgages - real estate	1,373	2,004	631
Other commercial business loans	13	129	116
Consumer - home equity	357	845	488

Total
Residential mortgages	$4,399	$4,848	$449
Commercial mortgages	12,009	13,731	1,722
Commercial business	13	129	116
Consumer	665	1,153	488
Total impaired loans	$17,086	$19,861	$2,775

Loans Acquired from Business Combinations

	At December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$247	$247	$—
Consumer - home equity	37	37	—

Total
Residential mortgages	$247	$247	$—
Consumer	37	37	—
Total impaired loans	$284	$284	$—

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of June 30, 2012 and June 30, 2011:

Loans from Business Activities

	Six Months Ended June 30, 2012		Six Months Ended June, 2011
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$2,098	$21	$930	$11
Residential mortgages - construction	—	—	53	—
Commercial-construction	—	—	157	—
Commercial mortgages - single and multifamily	299	—	107	—
Commercial mortgages - real estate	3,022	26	7,994	84
Commercial business loans	—	—	46	—
Consumer-home equity	166	1	361	2

With an allowance recorded:
Residential mortgages - 1-4 family	$3,569	$22	$633	$3
Residential mortgages - construction	—	—	32	—
Commercial-construction	6,757	—	2,335	—
Commercial mortgages - single and multifamily	73	—	548	3
Commercial mortgages - real estate	2,381	22	2,484	8
Commercial business loans	145	3	357	1
Consumer-home equity	704	—	30	—

Total
Residential mortgages	$5,667	$43	$1,648	$14
Commercial mortgages	12,532	48	13,625	95
Commercial business loans	145	3	403	1
Consumer loans	870	1	391	2
Total impaired loans	$19,214	$95	$16,067	$112

Loans Acquired from Business Combinations

	Six Months Ended June 30, 2012		Six Months Ended June, 2011
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$526	$—	$—	$—
Residential mortgages - construction	—	—	—	—
Commercial-construction	—	—	—	—
Commercial mortgages - single and multifamily	—	—	—	—
Commercial mortgages - real estate	274	10	—	—
Commercial business loans	—	—	—	—
Consumer-home equity	38	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$—	$—	$—	$—
Residential mortgages - construction	—	—	—	—
Commercial-construction	—	—	—	—
Commercial mortgages - single and multifamily	—	—	—	—
Commercial mortgages - real estate	—	—	—	—
Commercial business loans	—	—	—	—
Consumer-home equity	—	—	—	—

Total
Residential mortgages	$526	$—	$—	$—
Commercial mortgages	274	10	—	—
Commercial business loans	—	—	—	—
Consumer loans	38	—	—	—
Total impaired loans	$838	$10	$—	$—

The following is summary information pertaining to non-accrual loans at June 30, 2012 and December 31, 2011:

	June 30, 2012
(In thousands)	Loans from Business Activities	Loans Acquired from Business Combinations	Total
Residential mortgages:
1-4 family	$6,977	$1,548	$8,525
Total	6,977	1,548	8,525

Commercial mortgages:
Construction	5,811	—	5,811
Single and multi-family	395	—	395
Other	8,704	426	9,130
Total	14,910	426	15,336

Commercial business loans:
Other commercial business loans	1,017	30	1,047
Total	1,017	30	1,047

Consumer loans:
Home equity	942	78	1,020
Other	48	141	189
Total	990	219	1,209

Total non-accrual loans	$23,894	$2,223	$26,117

	December 31, 2011
(In thousands)	Loans from Business Activities	Loans Acquired from Business Combinations	Total
Residential mortgages:
1-4 family	$6,356	$654	$7,010
Total	6,356	654	7,010

Commercial mortgages:
Construction	8,650	—	8,650
Single and multi-family	362	—	362
Other	5,259	9	5,268
Total	14,271	9	14,280

Commercial business loans:
Other commercial business loans	977	13	990
Total	977	13	990

Consumer loans:
Home equity	1,692	75	1,767
Other	48	139	187
Total	1,740	214	1,954

Total non-accrual loans	$23,344	$890	$24,234

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

8              Substandard — Performing

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

9              Substandard — Non-Performing

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

The Bank utilizes a twelve grade internal loan rating system for each of its acquired commercial real estate, construction and commercial loans as outlined in the Credit Quality Information section of this Note.  The Company risk rates its residential mortgages, including 1-4 family and residential construction loans, based on a three rating system: Pass, Special Mention and Substandard.  Residential mortgages that are current within 59 days are rated Pass.  Residential mortgages that are 60 — 89 days delinquent are rated Special Mention.  Residential mortgages delinquent for 90 days or greater are rated Substandard.  Home equity loans are risk rated based on the same rating system as the Company’s residential mortgages.  Other consumer loans are rated based on a two rating system.  Other consumer loans that are current within 119 days are rated Performing while loans delinquent for 120 days or more are rated Non-performing. Non-performing other consumer loans are deemed to be credit impaired loans accounted for under ASC 310-30.

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At June 30, 2012, there had not been such a decrease and therefore there was no allowance for losses on acquired loans under Subtopic ASC 310-30.

The Company presented several tables within this footnote of historical loans and acquired loans in order to distinguish the credit performance of the newly acquired loans.

The following table presents the Company’s loans by risk rating at June 30, 2012 and December 31, 2011:

Loans from Business Activities

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Grade:
Pass	$838,669	$637,110	$28,059	$32,191	$866,728	$669,301
Special mention	465	877	—	—	465	877
Substandard	11,600	11,480	—	—	11,600	11,480
Total	$850,734	$649,467	$28,059	$32,191	$878,793	$681,658

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Grade:
Pass	$130,149	$91,452	$68,591	$85,153	$671,189	$674,814	$869,929	$851,419
Special mention	850	5,939	427	435	18,124	16,459	19,401	22,833
Substandard	15,650	17,262	2,843	3,813	58,459	55,156	76,952	76,231
Doubtful	—	2,839	—	—	105	116	105	2,955
Total	$146,649	$117,492	$71,861	$89,401	$747,877	$746,545	$966,387	$953,438

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Grade:
Pass	$176,460	$149,741	$229,728	$200,246	$406,188	$349,987
Special mention	—	—	4,815	607	4,815	607
Substandard	1,303	1,324	9,539	9,753	10,842	11,077
Doubtful	—	—	94	95	94	95
Total	$177,763	$151,065	$244,176	$210,701	$421,939	$361,766

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Performing	$225,738	$224,677	$37,663	$38,972	$263,401	$263,649
Nonperforming	942	1,692	49	48	991	1,740
Total	$226,680	$226,369	$37,712	$39,020	$264,392	$265,389

Loans Acquired from Business Combinations

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Grade:
Pass	$304,066	$327,715	$8,100	$9,205	$312,166	$336,920
Special mention	115	242	—	—	115	242
Substandard	2,373	1,450	—	165	2,373	1,615
Total	$306,554	$329,407	$8,100	$9,370	$314,654	$338,777

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Grade:
Pass	$12,212	$3,548	$24,706	$14,802	$230,625	$161,218	$267,543	$179,568
Special mention	256	2,160	4,356	272	14,671	8,071	19,283	10,503
Substandard	1,687	1,018	3,413	1,324	22,745	10,390	27,845	12,732
Total	$14,155	$6,726	$32,475	$16,398	$268,041	$179,679	$314,671	$202,803

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Grade:
Pass	$2,495	$2,206	$80,560	$39,578	$83,055	$41,784
Special mention	—	—	9,061	3,810	9,061	3,810
Substandard	—	—	5,629	2,932	5,629	2,932
Total	$2,495	$2,206	$95,250	$46,320	$97,745	$48,526

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Performing	$75,762	$71,752	$31,057	$32,248	$106,819	$104,000
Nonperforming	78	75	141	138	219	213
Total	$75,840	$71,827	$31,198	$32,386	$107,038	$104,213

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

The following tables include the recorded investment and number of modifications identified during the six months ended June 30, 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	Modifications by Class
	Six months ending June 30, 2012
	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	$1,923	$1,923
Commercial business- Other	1	50	50
	3	$1,973	$1,973

As of June 30, 2012, there were no loans that were restructured within the last twelve months that have subsequently defaulted.

The following table presents the Company’s TDR activity for the six months ended June 30, 2012 and 2011:

	June 30,
(In thousands)	2012	2011
Balance at beginning of the period	$1,263	$7,829
Principal Payments	(4)	(71)
TDR Status Change (1)	(1,125)	(7,041)
Other Reductions (2)	—	(189)
Newly Identified TDRs	1,973	—
Balance at end of the period	$2,107	$528

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

NOTE 7.                DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2012	December 31, 2011 (1)
Time less than $100,000	$511,155	$511,592
Time $100,000 or more	534,612	491,046
Total time deposits	$1,045,767	$1,002,638

(1) Amounts include balances associated with discontinued operations.

NOTE 8.                STOCKHOLDERS’ EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	June 30, 2012	December 31, 2011	to be Well Capitalized

Total capital to risk weighted assets	10.3%	11.3%	10.0%

Tier 1 capital to risk weighted assets	9.3	10.2	6.0

Tier 1 capital to average assets	8.0	8.4	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Accumulated other comprehensive income

Components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30, 2012	December 31, 2011
Net unrealized holding gain (loss) on AFS securities	$8,985	$6,298
Net loss on effective cash flow hedging derivatives	(11,087)	(8,882)
Net loss on terminated swap	(4,650)	(5,121)
Net unrealized holding gain (loss) on pension plans	(932)	(676)
Tax effects	3,348	3,496
Accumulated other comprehensive loss	$(4,336)	$(4,885)

The Company’s accumulated other comprehensive loss totaled $4.3 million at June 30, 2012.  Of this loss, $15.7 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $6.6 million, $9.0 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $3.3 million, and $0.9 million was attributable to accumulated losses on pensions.

The Company’s accumulated other comprehensive loss totaled $4.9 million at December 31, 2011.  Of this loss, $14.0 million was attributable to accumulated losses on cash flow hedges, net of deferred tax benefits of $5.8 million, $6.3 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $2.3 million, and $0.7 million was attributable to accumulated losses on pensions.

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011

Net income from continuing operations	$7,986	$1,877	$14,467	$4,712
Loss from discontinued operations before income taxes (including gain on disposal of $63)	—	—	(261)	—
Income tax expense	—	—	376	—
Net loss from discontinued operations	—	—	(637)	—
Net income	$7,986	$1,877	$13,830	$4,712

Average number of common shares issued	23,623	18,509	23,242	17,187
Less: average number of treasury shares	1,660	1,779	1,672	1,762
Less: average number of unvested stock award shares	221	150	221	156
Average number of basic common shares outstanding	21,742	16,580	21,349	15,269
Plus: dilutive effect of unvested stock award shares	41	21	51	(126)
Plus: dilutive effect of stock options outstanding	23	—	34	156
Average number of diluted common shares outstanding	21,806	16,601	21,434	15,299

Basic and diluted earnings per share:
Continuing operations	$0.37	$0.11	$0.68	$0.31
Discontinued operations	—	—	(0.03)	—
Total basic and diluted earnings per share	$0.37	$0.11	$0.65	$0.31

For the quarter ended June 30, 2012, 181 thousand shares of restricted stock and 373 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended June 30, 2011, 129 thousand shares of restricted stock and 127 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2012 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2011	216	$19.88	409	$25.68
Granted	64	24.95	—	—
Stock options exercised	—	—	(13)	20.88
Stock awards vested	(50)	18.51	—	—
Forfeited	(8)	21.38	—	—
Expired	—	—	(10)	23.44
Balance, June 30, 2012	222	$21.61	386	$25.79
Exercisable options, June 30, 2012			386	$25.79

During the six months ended June 30, 2012 and 2011, proceeds from stock option exercises totaled $271 thousand and $12 thousand, respectively. During the six months ended June 30, 2012, there were 50 thousand shares issued in connection with vested stock awards.  During the six months ended June 30, 2011, there were 61 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $1.6 million and $473 thousand during the six months ended June 30, 2012 and 2011, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

NOTE 11. OPERATING SEGMENTS

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended June 30, 2012
Net interest income (expense)	$35,239	$—	$(186)	$—	$35,053
Provision for loan losses	2,250	—	—	—	2,250
Non-interest income	9,520	2,768	8968	(8968)	12,288
Non-interest expense	30,835	2,094	1,254	1	34,184
Income (loss) before income taxes	11,674	674	7528	(8969)	10,907
Income tax expense (benefit)	3,108	271	(458)	—	2,921
Net income	$8,566	$403	$7986	$(8969)	$7,986

Average assets (in millions)	$4,319	$30	$508	$(506)	$4,351

Three months ended June 30, 2011
Net interest income (expense)	$24,410	$—	$(209)	$—	$24,201
Provision for loan losses	1,500	—	—	—	1,500
Non-interest income	5,389	2,781	(629)	629	8,170
Non-interest expense	23,778	2,194	2,650	1	28,623
Income (loss) before income taxes	4,521	587	(3,488)	628	2,248
Income tax expense (benefit)	1,296	240	(1,165)	—	371
Net income	$3,225	$347	$(2,323)	$628	$1,877

Average assets (in millions)	$3,167	$34	$405	$(392)	$3,214

Six months ended June 30, 2012
Net interest income (expense)	$66,590	$—	$(392)	$—	$66,198
Provision for loan losses	4,250	—	—	—	4,250
Non-interest income	16,577	5,513	15,253	(15,253)	22,090
Non-interest expense	58,452	4,307	1,618	1	64,378
Income (loss) before income taxes	20,465	1,206	13,243	(15,254)	19,660
Income tax expense (benefit)	5,296	485	(587)	(1)	5,193
Net income from continuing operations	15,169	721	13,830	(15,253)	14,467
Income from discontinued operations berofre income taxes (including gain on disposal of $63)	(261)	—	—	—	(261)
Income tax expense	376	—	—	—	376
Net loss from discontinued operations	(637)	—	—	—	(637)
Net income	$14,532	$721	$13,830	$(15,253)	$13,830

Average assets (in millions)	$4,137	$30	$501	$(498)	$4,170

Six months ended June 30, 2011
Net interest income (expense)	$44,764	$—	$(416)	$(1)	$44,347
Provision for loan losses	3,100	—	—	—	3,100
Non-interest income	9,792	6,512	3,515	(3,515)	16,304
Non-interest expense	42,731	4,449	4,632	—	51,812
Income (loss) before income taxes	8,725	2,063	(1,533)	(3,516)	5,739
Income tax expense (benefit)	2,246	844	(2,063)	—	1,027
Net income	6,479	1,219	530	(3,516)	4,712

Average assets (in millions)	$3,005	$33	$380	$(372)	$3,046

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2012, the Company held derivatives with a total notional amount of $1 billion.  That amount included $280.0 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $515.6 million and $215.3 million, respectively, which are not designated as accounting hedges.  Economic hedges included interest rate swaps totaling $348.2 million, and $170.5 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2012.

The Company pledged collateral to derivative counterparties in the form of cash totaling $6.2 million and securities with an amortized cost of $30.6 million and a fair value of $31.3 million as of June 30, 2012. The Company does not typically require its Commercial customers to post cash or securities collateral on its program of back-to-back economic hedges. However certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at June 30, 2012, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	1.3	0.38%	3.20%	$(5,020)
Forward-starting interest rate swaps on FHLBB borrowings	160,000	4.4	—	2.56%	(5,313)
Interest rate swaps on junior subordinated debentures	15,000	1.9	2.32%	5.54%	(899)
Total cash flow hedges	280,000				(11,232)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,856	17.4	0.61%	5.09%	(3,719)
Interest rate swaps on loans with commercial loan customers	165,602	5.3	2.56%	5.73%	(15,429)
Reverse interest rate swaps on loans with commercial loan customers	165,602	5.3	5.73%	2.56%	14,919
Forward commitments	170,500	0.2			(1,446)
Total economic hedges	515,560				(5,675)

Non-hedging derivatives:
Interest rate lock commitments	215,330	0.2			4,028
Total non-hedging derivatives	215,330				4,028

Total	$1,010,890				$(12,879)

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2011, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	1.7	0.49%	4.00%	$(5,888)
Forward-starting interest rate swaps on FHLBB borrowings	80,000	3.5	—	2.56%	(2,064)
Interest rate swaps on junior subordinated debentures	15,000	2.4	2.35%	5.54%	(1,055)
Total cash flow hedges	200,000				(9,007)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	14,096	17.9	0.64%	5.09%	(3,505)
Interest rate swaps on loans with commercial loan customers	160,389	5.6	2.73%	5.77%	(14,351)
Reverse interest rate swaps on loans with commercial loan customers	160,389	5.6	5.77%	2.73%	13,871
Forward commitments	21,538	0.2			55
Total economic hedges	356,412				(3,930)

Non-hedging derivatives:
Interest rate lock commitments	21,538	0.2			(66)
Total non-hedging derivatives	21,538				(66)

Total	$577,950				$(13,003)

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

The Company has entered into several interest rate swaps with an aggregate notional amount of $105.0 million to convert the LIBOR based floating interest rates on a $105.0 million portfolio of FHLBB advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.

The Company has also entered into fifteen forward-starting interest rate swaps with a combined notional value of $160.0 million, including $70.0 million of swaps which were entered into in the first quarter of 2012 and which have durations exceeding one year. Of the fifteen forward starting swaps two are set to become effective in the third quarter of 2012, with durations of five years and four years, respectively. In 2013 four of the forward starting swaps take effect, two of which have a duration of one year, one with a duration of four years, and the other with a duration of five years. 2014 will bring on seven of the remaining nine forward starting swaps; of these one has a duration of three years, four have durations of four years, and the final two have durations of five years.  The last two forward starting swaps will become effective in 2015, one of which has a duration of four years and the other which has a duration of seven years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

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

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(2,585)	$(666)	$(2,360)	$433

Reclassification of unrealized loss from accumulated other comprehensive loss to non-interest income for hedge ineffectiveness	10	10	20	20

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	235	235	471	470

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(31)	(98)	(129)	(196)

Net tax benefit (expense) on items recognized in accumulated other	1,171	255	1,007	(196)

Interest rate swaps on junior subordinated debentures:
Unrealized gain (loss) recognized in accumulated other comprehensive loss	97	(151)	156	3

Net tax (expense) benefit on items recognized in accumulated other	(19)	62	(61)	(2)
Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(1,122)	$(353)	$(896)	$532

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,123	$1,218	$2,206	$2,424
Net interest expense recognized in interest expense on junior subordinated debentures	$97	$129	$215	$256

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the six months ended June 30, 2012 and 2011.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.1 million will be reclassified as an increase to interest expense.

Economic hedges

The Company has an interest rate swap with a $13.9 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $471 thousand as of June 30, 2012.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company utilizes forward commitments to sell mortgage backed bonds as economic hedges against the potential decreases in the values of the interest rate lock commitments which are discussed below under Non-hedging derivatives. The forward commitments are free-standing derivatives, which are carried at fair value with changes recorded in non-interest income in the Company’s Consolidated Statements of Income.

Non-hedging derivatives

The Company enters into interest rate lock commitments (IRLCs) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance.  Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.  The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in noninterest income in the Company’s consolidated statements of income.  Changes in the fair value of IRLCs subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Economic hedges
Interest rate swap on industrial revenue bond:
Net interest expense recognized in interest and dividend income on securities	$(157)	$(164)	$(315)	$(325)

Unrealized gain recognized in other non-interest income	(654)	(359)	(1,094)	(69)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	2,149	2,511	3,260	940

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(2,149)	(2,511)	(3,260)	(940)

Favorable (unfavorable) change in credit valuation adjustment recognized in other non-interest income	$(113)	$(225)	$9	$(183)

Forward Commitments:
Unrealized gain recognized in other non-interest income	$(2,131)	$—	$(2,131)	$—

Non-hedging derivatives
Interest rate lock commitments:
Unrealized gain (loss) recognized in other non-interest income	$4,337	$(23)	$4,337	$(36)

NOTE 13. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the six months ended June 30, 2012.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$17,365	$17,365
Available-for-sale securities:
Municipal bonds and obligations	—	78,908	—	78,908
Governmentguaranteed residential mortgage-backed securities	—	44,051	—	44,051
Government-sponsored residential mortgage-backed securities	—	289,635	—	289,635
Corporate bonds	—	9,566	—	9,566
Trust preferred securities	—	17,857	613	18,470
Other bonds and obligations	—	739	—	739
Marketable equity securities	29,999	—	—	29,999
Loans held for sale	—	59,280	—	59,280
Derivative assets	—	14,919	4,028	18,947
Derivative liabilities	1,446	30,380	—	31,826

	December 31, 2011
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$17,395	$17,395
Available-for-sale securities:
Municipal bonds and obligations	—	77,854	—	77,854
Government guaranteed residential mortgage-backed securities	—	45,096	—	45,096
Government-sponsored residential mortgage-backed securities	—	247,611	—	247,611
Corporate bonds	—	9,727	—	9,727
Trust preferred securities	—	17,271	544	17,815
Other bonds and obligations	—	644	—	644
Marketable equity securities	21,009	—	—	21,009
Derivative assets	—	13,926	—	13,926
Derivative liabilities	—	26,864	66	26,930

Trading Security at Fair Value. The Company holds one security designated as a trading security. It is a tax advantaged economic development bond issued to the Company by a local nonprofit which provides wellness and health programs. The determination of the fair value for this security is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable and there is little to no market activity in the security; therefore, the security meets the definition of a Level 3 security.  The discount rate used in the valuation of the security is sensitive to movements in the 3-month LIBOR rate.

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

Loans held for sale. The Company elected the fair value option for all loans held for sale (HFS) originated on or after May 1, 2012.  Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
June 30, 2012	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$59,280	$57,973	$1,307

Derivative Assets and Liabilities.

Interest Rate Swap.  The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Interest Rate Lock Commitments. The Company enters into interest rate lock commitments (IRLCs) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close, and by the non-refundable costs of originating the loan.  The closing ratio is derived from the Bank’s internal data and is adjusted using significant management judgment.  The costs to originate are primarily based on the Company’s internal commission rates that are not observable. As such, IRLCs are classified as Level 3 measurements.

Forward Commitments. The Company utilizes forward commitments as economic hedges against the potential decreases in the values of the IRLCs.  The forward commitments are classified as Level 1 and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at June 30, 2012 and 2011.

	Assets
	Trading	Securities	Interest Rate
	Account	Available	Lock
(In thousands)	Security	for Sale	Commitments

Balance as of December 31, 2011	$17,395	$544	$—

Unrealized gain recognized in other non-interest income	(428)	—	—
Unrealized loss included in accumulated other comprehensive loss	—		—
Paydown of trading account security	(120)	—	—
Balance as of March 31, 2012	$16,847	$544	$—

Greenpark Acquisition	—	—	2,126
Unrealized (loss) gain recognized in other non-interest income	638	—	4,337
Unrealized loss included in accumulated other comprehensive loss	—	69	—
Paydown of trading account security	(120)	—	—
Transfers to held for sale loans	—	—	(2,435)
Balance as of June 30, 2012	$17,365	$613	$4,028

Unrealized gains (losses) relating to instruments still held at June 30, 2012	$3,509	$(1,988)	$4,337

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2010	$16,155	$1,695

Unrealized (loss) gain recognized in other non-interest income	(257)	—
Unrealized loss included in accumulated other comprehensive loss	—	498
Paydown of trading account security	(117)	—
Balance as of March 31, 2011	$15,781	$2,193

Unrealized (loss) gain recognized in other non-interest income	357	—
Unrealized loss included in accumulated other comprehensive loss	—	112
Paydown of trading account security	(113)	—
Transfer out of Level 3	—	(1,624)
Balance as of June 30, 2011	$16,025	$681

Unrealized gains (losses) relating to instruments still held at June 30, 2011	$1,694	$(1,918)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets are as follows:

	Fair Value			Significant Unobservable
(In thousands)	June 30, 2012	Valuation Techniques	Unobservable Inputs	Input Value
Assets
Trading Account Security	$17,365	Discounted Cash Flow	Discount Rate	2.08%

Interest Rate Lock Commitment	4,028	Historical Trend	Closing Ratio	10.00%
		Pricing Model	Origination Costs	34.00%

Total Assets	$21,393

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	June 30, 2012	December 31, 2011	Six months ended June 30, 2012
	Level 3	Level 3	Total
(In thousands)	Inputs	Inputs	Losses
Assets
Impaired loans	$9,918	$11,155	$2,531
Capitalized mortgage servicing rights	2,786	3,067	290
Other real estate owned	827	1,900	—

Total Assets	$13,531	$16,122	$2,821

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets are, as follows:

	Fair Value			Range (Weighted
(in thousands)	June 30, 2012	Valuation Techniques	Unobservable Inputs	Average) (a)
Assets
Impaired loans	$9,918	Fair value of collateral	Loss severity	3.26% to 56.08% (20.8%)
			Appraised value	$71.0 to $3,450.0 $(2,279.8)

Capitaized mortgage servicing rights	2,786	Discounted cash flow	Constant prepayment rate (CPR)	13.58% to 22.49% (16.25%)
			Discount rate	11.00% to 15.50% (11.21%)

Other real estate owned	827	Fair value of collateral	Appraised value	$0 to $320.0 $(218.9)

Total Assets	$13,531

(a)    Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2012 and December 31, 2011.

Impaired Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan.  Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.  However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values.  Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data.  Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

	June 30, 2012					December 31, 2011
	Carrying	Fair				Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3	Amount	Value

Financial Assets

Cash and cash equivalents	$66,486	$66,486	$66,486	$—	$—	$75,359	$75,359
Trading security	17,365	17,365	—	—	17,365	17,395	17,395
Securities available for sale	471,368	471,368	29,999	440,756	613	419,756	419,756
Securities held to maturity	41,822	43,285	—	—	43,285	58,912	60,395
Restricted equity securities	37,174	37,174	—	37,174	—	37,118	37,118
Net loans	3,332,751	3,425,000	—	—	3,425,000	2,924,126	2,990,173
Loans held for sale	59,280	59,280	—	59,280	—	1,455	1,455
Accrued interest receivable	12,462	12,462	—	12,462	—	11,350	11,350
Cash surrender value of bank-owned life insurance policies	76,290	76,290	—	76,290	—	75,009	75,009
Derivative assets	18,947	18,947	—	14,919	4,028	13,926	13,926

Financial Liabilities

Total deposits	$3,409,705	$3,419,918	$—	$3,419,918	$—	$3,101,175	$3,104,204
Short-term debt	239,030	239,030	—	239,030	—	10,000	10,000
Long-term Federal Home Loan Bank advances	213,479	221,879	—	221,879	—	211,938	215,008
Junior subordinated debentures	15,464	12,934	—	12,934	—	15,464	11,436
Derivative liabilities	31,826	31,826	1,446	30,380	—	26,930	26,930

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

NOTE 14. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Net interest income	$35,053	$24,201	$66,198	$44,347
Provision for loan losses	2,250	1,500	4,250	3,100
Net interest income after provision for loan losses	$32,803	$22,701	$61,948	$41,247

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 9, 2012, the date the financial statements were issued, noting no events requiring disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2012 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 40.2% marginal effective income tax rate.

Berkshire Hills Bancorp (the “Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It had $4.5 billion in assets at June 30, 2012 and is the parent of Berkshire Bank — America’s Most Exciting BankSM (the “Bank”).  Berkshire completed the acquisition of CBT — The Connecticut Bank and Trust Company on April

20, 2012.  Including the CBT operations, Berkshire provides personal and business banking, insurance, and wealth management services through 68 full service branch offices in western Massachusetts, northeastern New York, north central Connecticut, and southern Vermont.  Berkshire also operates 10 additional lending offices for commercial and residential mortgage originations in central and eastern Massachusetts.    Berkshire Bank provides 100% deposit insurance protection on all deposit accounts, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.

Berkshire is a regional financial services company that seeks to distinguish itself based on the following attributes:

•                  Strong growth from organic, de novo, product and acquisition strategies

•                  Positive operating leverage elevating long term profitability

•                  Solid capital, core funding and risk management culture

•                  Experienced executive team focused on earnings and stockholder value

•                  Distinctive brand and culture as America’s Most Exciting BankSM

•                  Diversified integrated financial service revenues

•                  Positioned to be regional consolidator in attractive markets

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  One can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.  These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions.

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the Registration Statement on Form S-4 that includes a Proxy Statement/Prospectus filed by Berkshire Hills Bancorp with the SEC on July 3, 2012 related to the acquisition of Beacon Federal Bancorp.  This document contains forward-looking statements about the merger of Berkshire Hills Bancorp and Beacon.  Certain factors that could cause actual results to differ materially from expected results include difficulties in achieving cost savings from the merger or in achieving such cost savings within the expected time frame, difficulties in integrating Berkshire Hills Bancorp and Beacon, increased competitive pressures, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business in which Berkshire Hills Bancorp and Beacon are engaged, changes in the securities markets and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission.

Other factors that could cause results to differ materially from those described in the forward-looking statements can be found in the definitive Proxy Statement/Prospectus filed by Berkshire Hills Bancorp with the SEC on February 27, 2012 for the acquisition of The Connecticut Bank and Trust Company (“CBT”). This document contains forward-looking statements about the merger of Berkshire Hills Bancorp and CBT.  Certain factors that could cause actual results to differ materially from expected results include difficulties in achieving cost savings from the merger or in achieving such cost savings within the expected time frame, difficulties in integrating Berkshire Hills Bancorp and CBT, increased competitive pressures, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business in which Berkshire Hills Bancorp and CBT are engaged, changes in the securities markets and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND NEW ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in this Form 10-Q and in the most recent Form 10-K.   Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Acquired Loans. Due to recent bank acquisitions, the Company added a significant accounting policy related to acquired loans. Loans that the Company acquired are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company continues to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.  For collateral dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral of the loans.  These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

Income Taxes. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. In determining the valuation allowance, the Company uses historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carry-forward periods, tax planning opportunities and other relevant considerations. These underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

For additional information regarding critical accounting policies, refer to Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since year-end 2011. Please refer to the note on Recent Accounting Pronouncements in Note 2 to the consolidated financial statements of this report for a detailed discussion of new accounting pronouncements.  Please also see Note 1 in the consolidated financial statements for Election of the Use of the Fair Value Option.

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

PER COMMON SHARE DATA
Net earnings, diluted	$0.37	$0.11	$0.65	$0.31
Total common book value	26.31	26.61	26.31	26.61
Dividends	0.17	0.16	0.34	0.32
Common stock price:
High	23.49	22.85	24.49	22.92
Low	20.15	20.45	20.15	20.45
Close	22.00	22.39	22.00	22.39

PERFORMANCE RATIOS (1)
Return on average assets	0.73%	0.23%	0.66%	0.31%
Return on average common equity	5.58	1.67	4.90	2.28
Net interest margin, fully taxable equivalent	3.70	3.52	3.66	3.41
Fee income/Net interest and fee income	25.52	25.58	24.54	26.96

ASSET QUALITY RATIOS
Net charge-offs (current period annualized)/average loans	0.25%	0.24%	0.24%	0.27%
Allowance for loan losses/total loans	0.98	1.30	0.98	1.30

CAPITAL RATIOS
Stockholders’ equity to total assets	12.94%	13.80%	12.94%	13.80%

FINANCIAL DATA: (In millions)
Total assets	$4,508	$3,226	$4,508	$3,226
Total loans	3,366	2,452	3,366	2,452
Allowance for loan losses	33	32	33	32
Other earning assets	649	411	649	411
Total intangible assets	240	193	240	193
Total deposits	3,410	2,486	3,410	2,486
Total borrowings and debentures	468	261	468	261
Total common stockholders’ equity	583	445	583	445

FOR THE PERIOD: (In thousands)
Net interest income	$35,053	$24,201	$66,198	$44,347
Provision for loan losses	2,250	1,500	4,250	3,100
Non-interest income	12,288	8,170	22,090	16,304
Non-interest expense	34,184	28,623	64,378	51,812
Net income	7,986	1,877	13,830	4,712

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,167	4.64%	$802	4.97%	$1,112	4.64%	$727	5.01%
Commercial loans	1,742	5.00	1,308	4.78	1654	4.95	1,261	4.71
Consumer loans	375	3.93	311	3.97	371	3.96	296	3.80
Total loans	3,284	4.75	2,421	4.74	3,137	4.73	2,284	4.70
Securities	549	3.30	406	4.07	537	3.29	405	4.04
Short-term investments and loans held for sale	47	0.06	5	0.19	31	0.06	8	0.16
Total earning assets	3,880	4.49	2,831	4.64	3,705	4.49	2,697	4.58
Other assets	472		383		466		349
Total assets	$4,352		$3,214		$4,171		$3,046

Liabilities and stockholders’ equity
Deposits:
NOW	$297	0.30%	$230	0.31%	$285	0.28%	$223	0.32%
Money market	1,136	0.49	778	0.69	1,111	0.52	762	0.72
Savings	370	0.18	317	0.26	365	0.19	276	0.28
Time	1,039	1.44	810	2.00	1,011	1.47	774	2.09
Total interest-bearing deposits	2,842	0.78	2,135	1.08	2,772	0.80	2,035	1.14
Borrowings and debentures	399	2.14	270	3.10	328	2.65	250	3.36
Total interest-bearing liabilities	3,241	0.95	2,405	1.31	3,100	0.98	2,285	1.38
Non-interest-bearing demand deposits	499		334		469		314
Other liabilities	39		25		39		26
Total liabilities	3,779		2,764		3,608		2,625

Total stockholders’ equity	573		450		563		421
Total liabilities and stockholders’ equity	$4,352		$3,214		$4,171		$3,046

Net interest spread		3.54%		3.33%		3.50%		3.20%
Net interest margin		3.70		3.52		3.66		3.41
Cost of funds		0.82		1.15		0.86		1.22
Cost of deposits		0.66		0.94		0.68		0.99

Supplementary data
Total deposits (In millions)	$3,341		$2,469		$3,241		$2,349
Fully taxable equivalent income adj. (In thousands)	$638		$675		$1,307		$1,354

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

SUMMARY

During the second quarter and first half of 2012, Berkshire recorded significant growth in loans, deposits, revenues, and earnings as a result of its initiatives to build its franchise.  There was general improvement of profitability, and measures of capital, asset quality, and liquidity remained favorable.  Most lines of business produced larger business volumes and improved pricing spreads.  Improvement has been focused in areas where Berkshire has been investing for growth, including commercial banking and regional expansion in Central/Eastern New York and Central/Eastern Massachusetts.

First half 2012 highlights were as follows (revenue and earnings growth is compared to the first half of 2011; loan and deposit growth is compared to year-end 2011):

•                  46% revenue growth,

•                  194% increase in net income

•                  110% increase in earnings per share

•                  14% loan growth

•                  10% deposit growth

•                  3.66% net interest margin

•                  0.60% non-performing assets/total assets

•                  0.24% annualized net loan charge-offs/average loans

During the most recent quarter, Berkshire completed the acquisition of CBT - The Connecticut Bank and Trust Company on April 20, 2012.  Berkshire has added 8 Connecticut branch offices, increasing its full service banking offices to 68, including new offices opened in the New York region in 2012.  Berkshire also completed the acquisition of the operations of Greenpark Mortgage on April 30, 2012.  The Greenpark acquisition has added eight new lending offices in Central/Eastern Massachusetts.  These acquisitions were completed on time and on plan.  They increase Berkshire’s footprint, add new opportunities for cross sales across Berkshire’s business lines, and improve the diversity of revenue sources.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2012 AND DECEMBER 31, 2011

Summary:  Berkshire maintained positive growth momentum from business development in targeted business lines, while managing other balances in connection with the acquisitions of CBT and Greenpark.  Total assets increased by 13% to $4.5 billion from $4.0 billion, including approximately $0.3 billion related to CBT and $0.1 billion related to Greenpark.  Total equity increased by $30 million, primarily due to $22 million in common stock issued for CBT merger consideration.  Total intangible assets increased by $17 million primarily due to merger related goodwill and core deposit intangibles.  Most major categories of assets, liabilities, and equity increased as a result of the business combinations.  Including the acquired balances, overall measures of asset quality, capital, and liquidity remained favorable.  Assets and liabilities from discontinued operations at year-end 2011 were related to four former Legacy New York branches which were divested in January 2012.

Securities:  Total investment securities increased by $35 million (6%) to $568 million due to $41 million added from CBT.  To conform with Berkshire’s investment objectives, a significant portion of the CBT investment portfolio was sold around the time of the merger.  Held to maturity securities decreased due to runoff related to refinancing by a limited number of issuers.  Securities purchases consisted mainly of structured U.S. agency collateralized mortgage obligations with targeted average lives in the 2 — 5 year range.  Berkshire also continues to invest in dividend yielding equity securities of local financial institutions.  The yield on investment securities improved to 3.30% in the second quarter of 2012 compared to 3.26% in the final quarter of 2011.  Berkshire continues to maintain a high quality, relatively short duration investment portfolio, and to focus on loan growth as the primary use of funds from deposit growth and the primary source of interest income. The average life of the available for sale debt securities portfolio was estimated at 3.7 years at midyear, compared to 4.2 years at the start of the year.

The unrealized gain on investment securities remained unchanged at 2% of amortized cost.  The Company did not record any material losses or write-downs of investment securities in the first half of the year and none of the Company’s investment securities was other-than-temporarily impaired at mid-year. Losses on securities with unrealized losses declined to $3 million from $4 million.  Included in this total was one pooled trust preferred security with a cost of $2.6 million and an unrealized loss of $2.0 million at midyear, which was down slightly from $2.1 million at year-end 2011.  Interest payments have been suspended on this security, but it is classified as performing based on the Company’s financial analysis, and the impairment is viewed as temporary.  This security is described more fully in the notes to the consolidated financial statements.  There were several downgrades of corporate bonds and single issuer trust preferred securities during the most recent quarter, due primarily to changes in the ratings environment for large financial institutions.

Loans.  Total loans increased by $409 million (14%) in the first half of the year, including $210 million in acquired CBT loans and $173 million in residential mortgage portfolio growth.  An ongoing focus of Berkshire’s lending program is the growth of commercial loans, with an emphasis on commercial business loans where the Company believes it has the strongest competitive advantage and which are expected to result in strong relationships and use of a variety of Berkshire’s products and services.  The total increase in commercial loans was $234 million, including $187 million in balances acquired with CBT.  Excluding these CBT loans, the net increase in commercial loans from business activities was $47 million, or 6% on an annualized basis.  This growth included a $27 million increase in the asset based lending portfolio.

Commercial loan growth in the first half of the year included contributions from Berkshire’s new Central/Eastern Massachusetts commercial banking team located in Westborough, together with the contributions of its asset based lending team located in Woburn and its New York commercial lending team based in Albany.  In conjunction with its second quarter acquisition of The Connecticut Bank & Trust Company, Berkshire expects to develop its commercial lending footprint in the Worcester, Springfield, Hartford triangle, as well as continuing to enhance its commercial presence in eastern Massachusetts.  Berkshire continues to take commercial market share from national competitors as a result of the capabilities and responsiveness of the commercial banking teams that it has recruited in recent years.  Berkshire is adhering to strong underwriting and pricing disciplines as it captures larger market share with high grade loan originations in all of its commercial lending areas.  Berkshire has also enhanced its small business lending program, including servicing smaller relationships through its branch network, and these relationships are expected to contribute more to future loan growth.

The $173 million increase in the residential mortgage portfolio included $7 million in acquired CBT mortgages, and a $166 million (16%) increase in balances from business activities.  This increase consisted of fixed rate mortgages which were originated in the first half of the year in the strong refinancing market that developed due to low interest rates and some firming of local real estate markets.  The increase included mortgages which were purchased from Greenpark Mortgage prior to its acquisition date, together with mortgage originations by Greenpark mortgage after the acquisition date.  The increase was net of certain mortgages sold in the first half of the year.   Berkshire utilized forward starting interest rate swaps to maintain an overall asset sensitive interest rate risk profile as measured by the sensitivity of net interest income.  Berkshire, and its new Greenpark Mortgage division, originates conforming and jumbo residential mortgages.  The Company expects to increase secondary market sales of newly originated mortgages in the second half of the year, with less portfolio growth as a consequence.  For mortgages targeted for sale, the Company hedges its interest rate risk on rate locked mortgage applications through the use of derivatives contracts, supplemented by best efforts forward mortgage sales.

The acquired CBT loans had a carrying value $215.8 million and a fair value of $209.6 million.  The resulting $6.2 million fair value discount equated to 2.9% of the carrying value.  In the two calendar quarters prior to the acquisition, CBT’s net loan charge-offs totaled $2.9 million (1.3% of the carrying value at acquisition date).  The nonaccretable portion of the $6.2 million discount totaled $5.6 million, which equated to 23% of the $23.7 million carrying value of the related loans.  The acquired CBT loans were concentrated in commercial loans, with a fair value of $187 million, and consisting primarily of small business loans in the Greater Hartford area.

The loan yield was 4.75% in the most recent quarter, and included the 0.07% benefit of yield accretion on a loan prepayment.  Excluding this benefit, the yield was 4.68% in the most recent quarter, compared to 4.74% in the fourth quarter of 2011.  This decline in yield reflects the impact of the lower interest rate environment on loan prepayments and originations.  The yield on loans in the most recent quarter included the benefit of acquired CBT commercial loans with higher than normal credit risk, which are assigned higher yields reflecting market yield requirements for these assets. The overall yield on the CBT loan portfolio was established at 6.0% based on the initial yield requirements as of the merger date.

Asset Quality.   Acquired loans are recorded at fair value and are categorized as performing regardless of their payment status.  Therefore, some overall portfolio measures of asset performance are not comparable between periods or among institutions as a result of recent business combinations.

The level of non-performing assets was $27 million at midyear, a slight increase compared to $26 million at the start of the year.  The write-down and resolution of a commercial foreclosed property and a commercial real estate loan were offset by a new non-performing commercial real estate loan and an increase in non-accruing residential mortgages.  As noted above, all acquired CBT loans were classified as performing.  As a result, the ratio of non-performing assets to total assets decreased to 0.60% of total assets from 0.65% at year-end 2011.  The largest nonperforming asset at midyear was approximately $3 million.

Accruing loans over 90 days past due increased to 0.51% of total loans at midyear compared to 0.34% at the start of the year, primarily due to the addition of past due CBT loans which are classified as accruing under accounting principles for business combinations.  Loans delinquent 30-89 days decreased to 0.41% of total loans from 0.55%.  Foreclosed assets and troubled debt restructurings remained insignificant through midyear.  Net loan charge-offs remained comparatively low at 0.24% of average loans in the first half of 2012.

Classified loans are loans rated substandard or lower in the Company’s internal risk rating system.  The ratio of classified loans/total loans remained unchanged at 4.1%, and the increase in classified loans was primarily related to acquired CBT commercial loans.  Classified loans include non-accruing loans, which were unchanged at 0.8% of total loans.  The remaining loans, measuring 3.3% of total loans, represent potential problem loans which could become non-performing based on known risks.  Included in these loans are acquired loans with credit impairment at acquisition date.  These loans were recorded at fair value at acquisition date and are generally being maintained as performing loans.  The acquired classified loans were 1.1% of total loans at midyear, compared to 0.6% at the start of the year.  Special mention loans are loans with higher than normal credit risk which do not warrant classification.  These loans increased to 1.6% of total loans from 1.3%, primarily due to acquired CBT commercial loans.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate.  The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated and which are inherent in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses relating to acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date.  The ratio of the allowance to non-performing loans was 126% at midyear, and the allowance measured 4.3X annualized first half net loan charge-offs.

The total amount of the loan loss allowance increased to $32.9 million from $32.4 million.  The allowance related to loans from business activities was flat at $32 million, and the ratio of this allowance to loans from business activities decreased to 1.26% from 1.41%.  The majority of the growth in this portfolio was in residential mortgage loans, which have lower inherent losses than other loan categories.  The allowance related to impaired loans from business activities was little changed, totaling $2.9 million at midyear.  The $0.5 million increase in the total allowance was related to the allowance for acquired loans and primarily reflected the emergence of new inherent losses in non-impaired loans due to the passage of time for loans acquired in bank mergers in 2011.

Other Assets. Loans held for sale increased to $59 million from $1 million due to the acquisition of the Greenpark Mortgage operations.  For loans held for sale, Berkshire enters into mandatory delivery or best efforts sale contracts with institutional secondary market purchasers.  Total goodwill increased by $18 million including $14 million recorded for the CBT acquisition and $4 million recorded for the Greenpark acquisition. The net deferred tax asset totaled $40.7 million at midyear, compared to $39.7 million at year end 2011.

Deposits and Borrowings.  Total deposits increased by $309 million (10%) to $3.41 billion during the first half of the year, including $210 million in acquired CBT balances.  Excluding the acquired balances, total deposits from business activities increased by $98 million at a 6% annualized rate.  Non-maturity deposits from business activities increased at a 9% annualized rate, with increases in all major account categories.  Berkshire continues to promote lower cost relationship oriented accounts in all of its markets, along with commercial deposits associated with its increased originations of commercial business loans and small business loans.  Berkshire has also benefited from ongoing de novo branch expansion in its Albany, New York region.  Time deposits from business activities were flat during the first half of the year, as the Company allowed higher cost maturing time account balances to roll off in the second quarter.  The acquired CBT deposits included non-maturity accounts totaling $139 million and time deposits totaling $72 million serviced  by CBT’s eight branches in the Hartford region.

The cost of deposits decreased to 0.66% in the most recent quarter from 0.73% in the fourth quarter of 2011, reflecting reductions in all major categories of interest bearing accounts.  Deposit costs reflect Berkshire’s pricing disciplines in the current low interest rate environment, along with the impact of the acquired deposit balances.  The cost of time deposits was 1.44% in the most recent quarter., compared to 1.52% in the fourth quarter of 2011.  Time accounts maturing in the second half of 2012 total approximately $335 million and have an average cost of approximately 1%.  Berkshire anticipates that the cost of these deposits will decrease when they are renewed.  The initial cost established for the CBT time deposits based on the fair value analysis on the merger date was 0.63%.

Total borrowings increased by $230 million (97%) to $468 million, including $39 million in acquired CBT borrowings, $59 million related to the Greenpark mortgage loans held for sale, and $132 million which was combined with deposit growth to fund the $199 million increase in loans from business activities.  The new borrowings all consisted of low cost overnight FHLBB advances as of June 30, 2012.  Including these lower cost funds, the cost of borrowings decreased to 2.14% in the most recent quarter from 3.35% in the fourth quarter of 2011. Berkshire had approximately $440 million in additional borrowing capacity with the FHLBB at midyear.  Despite the increase in borrowings, Berkshire’s loan/deposit ratio remained below 100%, measuring 99% at midyear.

Derivative Financial Instruments and Hedging Activities.  The total notional value of derivatives increased by $433 million (75%) to $1.011 billion at midyear from $578 million at the start of the year.    The increase was primarily related to a $343 million increase in derivatives related to mortgage banking activities, together with an $80 million increase in forward starting cash flow hedges related to asset liability management and the increase in the residential mortgage portfolio.

Due to the acquisition of the Greenpark Mortgage operations, Berkshire significantly increased its residential mortgage originations and hedging activities.  As a result, interest rate lock commitments for applications in process and intended for sale increased to $215 million and were 79% hedged by derivative financial instruments consisting of forward sales of mortgage backed securities totaling $170 million.  For these loans, at the loan closing the Bank expects to enter into mandatory sales commitments to established institutional non-government secondary market purchasers and to terminate the offsetting financial derivative hedge at that time.  The remaining $45 million balance of rate locked commitments included an estimated amount related to expected fallout, with the balance covered by best efforts forward mortgage sales to secondary market purchasers.  The sale contracts to secondary market purchasers are not recorded as derivatives.

As noted above, the Company funded its $173 million net increase in residential mortgages with deposits and overnight borrowings.  In order to hedge some of the interest rate risk related to the borrowings, the Company entered into forward starting hedges totaling $80 million.  On average, the forward starting interest rate swaps begin in 1.5 years and have an average life of 4.4 years once swaps are started.   The fair value unrealized loss on cash flow hedges increased by $2 million to $11 million during the first half of the year due to the decrease in interest rates.  This unrealized loss was offset by unrealized gains in the fair value of loans due to the interest rate environment.

Stockholders’ Equity.  Total stockholders’ equity increased by $30 million (5%), including $22 million in common stock issued as CBT merger consideration.  Berkshire issued 965 thousand shares for the CBT acquisition at an average value of $22.80 based on the closing price of Berkshire’s stock prior to the acquisition.  For the first half of 2012, net income of $14 million funded cash stock dividends to our shareholders of $7 million and contributed to a $6 million increase in retained earnings.  During the first half of the year, 64 thousand restricted stock grants were recorded for $1.5 million, primarily pursuant to the Company’s equity compensation plan, with most vesting on an annual step basis over three years based on time and performance criteria.

The ratio of tangible equity/ tangible assets decreased to 8.0% from 8.8% during the first half of the year.  Tangible equity is a non-GAAP financial measure commonly used by investors and it excludes goodwill and intangible assets, which increased by $17 million to $240 million due to the CBT and Greenpark goodwill.  The increase in intangibles mostly offset the increase in equity from the CBT merger consideration, and the ratio of tangible equity/tangible assets decreased due to the 13% increase in total assets.   Tangible book value per share was $15.49 at midyear compared to $15.60 at the start of the year.  Retained earnings mostly offset the estimated dilutive impact of business combinations for CBT and Greenpark.  Total book value per share was $26.31 at midyear, compared to $26.17 at the start of the year.  Berkshire Bank’s risk based capital ratio measured 10.3% at midyear, compared to 11.3% at the start of the year.  This reflected the business combinations, the growth in loans from business activities, and adjustments to certain risk weighting factors. The ratio of equity/assets decreased to 12.9% from 13.9% due to the asset growth.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Summary:  Berkshire’s results included Rome operations acquired on April 1, 2011, Legacy operations acquired on July 21, 2011, CBT operations acquired on April 20, 2012, and Greenpark Mortgage operations acquired on April 30, 2012.  As a result, most categories of revenue and expense increased due to these acquisitions.  Earnings per share were affected by the issuance of additional Berkshire common shares related to these acquisitions.  All references to revenue and expense in this discussion exclude discontinued operations of Legacy branches, which were divested in the fourth quarter of 2011 and the first quarter of 2012.

Berkshire’s second quarter net income was $8.0 million ($0.37 per share) in 2012, compared to $1.9 million ($0.11 per share) in 2011.  For the first half of the year, net income totaled $13.8 million ($0.65 per share) in 2012, compared to $4.7 million ($0.31 per share) in 2011.  Results in all periods included merger and conversion related charges.  Most profitability measurements before these charges improved including the benefit of the business combinations and positive operating leverage related to higher revenues from business activities and disciplined expense management.  The return on assets increased to 0.73% in the most recent quarter, after 0.20% in net charges related to the after-tax impact of merger and conversion related items.  In this quarter, the return on equity was 5.6%, after the 1.6% impact of the above-mentioned net charges.  Berkshire believes that its results show good progress towards its objectives to produce a return on assets exceeding 1% and a return on equity exceeding 10%.  Including the benefit of the pending Beacon acquisition before year-end 2012, Berkshire plans to make further progress towards achieving these profitability objectives.  The Company has maintained an asset sensitive net interest income profile, as management has chosen to sacrifice current yield to protect earnings in the event of future rate increases.  The Company is also absorbing the costs of ongoing branch and business expansion in its cost of operations.

Revenue.  Second quarter total net revenue increased by 46% to $47 million in 2012 compared to 2011.  For the first half of the year, net revenue increased by 46% to $88 million.  This included the benefit of organic growth as well as the business combinations.  Revenue per share increased by 11% for the second quarter and by 4% for the first half of the year.  Annualized revenue per share reached $8.68 in the most recent quarter.  Most of the revenue growth was recorded in net interest income, since the acquired banks had a lower proportion of fee income sources.  Non-interest income measured 26% of total net revenue in the most recent quarter.  Berkshire targets to increase the ratio of fee income to total net revenue to 30% or higher as a result of additional cross sales in new markets along with further wallet share growth in existing markets.  Additionally, the acquisition of Greenpark is targeted to increase the percentage of total annual revenue provided by fee income.

Net Interest Income.  Second quarter net interest income increased by 45% to $35 million in 2012 compared to 2011.  For the first half of the year, net interest income increased by 49% to $66 million.  This included the benefit of organic growth as well as the business combinations.  Average earning assets increased by 37% in the second quarter and first half of 2012 compared to 2011.  The net interest margin improved to 3.70% from 3.52% in the second quarter and to 3.66% from 3.41% in the first half of 2012 compared to 2011.  The improvement in the margin resulted from slight increases in loan yields together with significant reductions in funding costs.  Acquired bank loans and deposits are marked to fair value based on market interest rates at the time of the completion of the merger.  Additionally, acquired loans with higher than normal credit risk are assigned higher asset yields based on market expectations for such loans, and all non-performing acquired loans are classified as accruing based on the imputed asset yields.  The benefit of these loan yields has offset the loan yield compression generally being experienced in the industry due to the low interest rate environment.  This environment has also contributed to the reduction in funding costs.  Berkshire maintains a close focus on its loan and deposit pricing disciplines to lessen the potential for margin compression.  Berkshire has also balanced its portfolio growth and funding sources to support the net interest margin and to support the ongoing organic growth in market share as it continues to pursue strategic growth in its regional markets.  Of note, the acquired loan portfolios are recorded at a net discount to the contractual loan balance due to the impact of loans with higher than normal risk, and this discount is accreted into interest income over the expected lives of the related loans.  Net interest income from accretion on acquired loans was $0.5 million in the first quarter of 2012 and was net of charges related to accelerated prepayments of premium residential mortgages.  Net interest income from accretion on acquired loans in the second quarter of 2012 was $1.2 million and included a $0.6 million credit related to the early prepayment of one discounted acquired commercial mortgage.  Volatility in prepayment patterns and in the workout of acquired problem assets can introduce up to five or more basis points of volatility in the net interest margin from quarter to quarter.  Berkshire maintains an asset sensitive interest rate risk profile so that any future rate increases from the current low rate environment are expected to benefit net interest income.

Non-Interest Income.  Non-interest income increased by 50% to $12.3 million in the second quarter and by 35% to $22.1 million in the second half of 2012 compared to 2011.  This included the benefit of organic growth as well as the business combinations.   Second quarter non-interest income included a $2.2 million increase in loan related revenue due to the contribution of the new Greenpark operations, which are stated net of direct costs of loan originations.  Loan fees also included higher secondary market income related to other residential mortgage sales.  Second quarter deposit related fees increased by 18% from year-to-year, primarily due to a 35% increase in average balances.  The second quarter ratio of annualized deposit fees to average deposits decreased to 0.47% from 0.55% due primarily to the lower fee services offered by the acquired banks.  Six month insurance fees decreased due to a change in Berkshire’s arrangements with its insurance carriers.  Beginning in 2012, Berkshire has renegotiated its compensation arrangements with insurance carriers to substantially reduce the reliance on seasonal contingency income without reducing expected total yearly income.  In previous years, Berkshire has had significant seasonality in its insurance revenues in the first two quarters of the year.  Berkshire is experiencing some improvement in business volume and pricing conditions in its insurance business lines.   Berkshire has also produced new business development in its wealth management business at an annualized rate in excess of 10% in 2012.  Included in other non-interest income for the first half of 2012 is a $1.3 million credit for income on bank owned life insurance policies.  Additionally, the Company records a loss on investment tax credit limited partnership interests which is offset by a credit to income tax expense representing the net tax benefit of these investments in renewable energy, low income housing, and other tax credit partnerships.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses inherent in the portfolio as of period-end.  The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the allowance was included in the discussion of financial condition.  The loan loss provision increased in 2012 compared to 2011 due primarily to the impact on the allowance of growth in the balance of loans from business activities, along with general reserves recorded on acquired loans based on inherent losses emerging after acquisition date.  The provision exceeded the level of net loan charge-offs, resulting in an increase in the total allowance for loan losses.

Non-Interest Expense.  Non-interest expense increased in 2012 primarily due to the impact of the business combinations, together with costs related to organic growth.  Non-interest expense included merger and conversion related expenses in both 2012 and 2011.  These charges included costs related to the business combinations and systems conversions costs related to the core systems conversion planned for later in 2012.  Total annualized non-interest expense measured 3.14% of average assets in the most recent quarter, compared to 3.56% in the second quarter of 2011.  Excluding merger and conversion related expenses, the total measured 2.77% compared to 2.88% for these periods, respectively.  The Company believes that this demonstrates the improvement in its ongoing efficiency as a result of its growth and disciplined expense management.  Of note, non-interest expense also includes noncash charges for the amortization of intangible assets, which increased as a result of the bank acquisitions, and which measured 0.12% of average assets in both of the above periods.  Full time equivalent staff totaled 904 at June 30, 2012, including 51 positions added as a result of the CBT acquisition and 94 positions added as a result of the acquisition of the Greenpark operations.  The Company had 760 full time equivalent positions at the start of the year, before these acquisitions.  Excluding the CBT and Greenpark staff, the rest of the staff totaled 759 positions at midyear, decreasing by one position despite the continuing  organic and de novo expansion of the Company.

Income from Continuing and Discontinued Operations.  Income from continuing operations was identical to net income for all periods except the first half of 2012 as a result of the sale of four former Legacy branches in January.  The $0.6 million net loss from discontinued operations included the costs of completing the sale, and a $0.4 million charge to income tax expense due to the non-deductibility of the goodwill associated with these branches.

Income from continuing operations was net of income tax expense.  The effective tax rate for this income in the second quarter was 27% in 2012 and 17% in 2011.  For the first half of the year, the rate was 26% in 2012 and 18% in 2011.  The tax rate for the year 2011 was 25% and is expected to be approximately 32% for the remainder of 2012.  The increase in rate is primarily due to the higher level of pretax income and the lower proportionate benefit of tax advantaged income from investments and bank owned life insurance.  The lower rates in the first half of 2011 were calculated before the effects of the Legacy merger, which had the impact of increasing pretax income and reducing the proportionate benefit of tax advantaged items.

Results of Segment and Parent Operations.  Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance.  Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed.  In the insurance segment, first half revenues decreased from year-to-year as a result of the reduction in seasonal contingency income resulting from the renegotiation of contracts with insurance carriers.  Seasonal insurance earnings were similarly reduced.  Parent non-interest expense included merger related charges in both years.  Most of the parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.

Total Comprehensive Income. Total comprehensive income includes net income together with other net comprehensive income.  Total comprehensive income was within 10% of net income for all periods reported except for the first half of 2011.  In most periods, interest rate related changes in the fair value of securities were generally offset by changes in the fair value of derivative hedges.  In the first half of 2011, due to changes in the first quarter, unrealized gains on available for sale securities were the primary contributor to other net comprehensive income totaling $1.7 million, which brought total comprehensive income to $6.4 million, compared to net income of $4.7 million.  Unrealized gains were recorded on several categories of instruments, including available for sale securities, due to a decrease in interest rates during that period.

Liquidity and Cash Flows.  Net proceeds from FHLBB borrowings were the primary source of funds in the first half of 2012.  The primary use of funds was net loan growth.  Deposit growth is expected to be the primary source of funds in the second half of the year, and net loan growth is expected to continue to be the primary use of funds.  FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes.  The Company also uses interest rate swaps in managing its funds sources and uses.   At the end of the most recent quarter, the Company had approximately $440 million in borrowing availability with the Federal Home Loan Bank.  Berkshire plans to acquire Beacon Federal Bancorp in the fourth quarter, and plans to issue at least $50 million in debt in conjunction with this merger.  Additionally, Berkshire plans to divest two Tennessee branches to be acquired as part of the Beacon business combination, and to receive cash proceeds from this divestiture.

Berkshire Hills Bancorp had a cash balance totaling $9 million as of June 30, 2012.  The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  The Parent also has a $10 million revolving line of credit provided by a correspondent bank.  The primary uses of funds by the parent include the payment of cash dividends on common stock and debt service, including debt service related to the planned debt financing for the Beacon acquisition. The Parent had a $16 million cash balance at the start of the year, which was used to pay the $9 million in cash consideration for the CBT acquisition.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements.   At June 30, 2012, Berkshire Bank continued to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2011 Form 10-K.

As discussed in the 2011 Form 10-K and in Item 1A of this Form, there are financial system reforms which became federal law in July 2010 and which constitute the most significant regulatory and systemic reform since the 1930s.  It cannot be determined at this time what the full effects of the reforms will be.  Some of the reforms are intended to increase required capital levels in the banking system.

The Company issued 965 thousand shares of common stock as partial consideration for the shares of The Connecticut Bank and Trust Company on April 20, 2012.  The Company plans to issue common stock as consideration for 50% of the Beacon shares.  Additionally, the debt that the Company plans to issue for 40% of the Beacon shares is expected to qualify as Tier 2 capital in accordance with regulatory guidelines.

As a Savings and Loan Holding Company, the Company is not required to meet specific required capital ratio requirements under current federal regulations, although such requirements will become effective in the future.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2011 Form 10-K and information relating to payments due under contractual obligations is presented in the 2011 Form 10-K.  On May 30, 2012, Berkshire and Beacon entered into a merger agreement and Berkshire expects to complete the acquisition of Beacon before the end of the year and to merge Beacon Federal bank into Berkshire Bank.

In acquiring the operations of Greenpark Mortgage, Berkshire established these operations as a division of the bank and continued to operate this business line with the same management, team, and procedures.  These include the Greenpark procedures for rate locking and committing to the origination of residential mortgages, the forward sale of mortgage backed securities through approved brokers to hedge interest rate risk in the mortgage pipeline, and the use of mandatory and best efforts contracts with established institutional buyers for the sale of the originated mortgages on a servicing released basis.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements.  There were no significant changes in the fair value measurement methodologies during the first half of the year, except that the introduction of Greenpark related loans held for sale and derivatives expanded the scope of instruments requiring measurement.  Acquired CBT and Greenpark assets and liabilities were recorded at fair value as of the acquisition dates and there were no significant changes in these values during the quarter.  Due to continuing low interest rates, the fair value of fixed rate assets and liabilities generally increased in the first half of the year, as did prepayment rates of instruments with prepayment options.  The fair value of Berkshire’s loans included a $92 million premium to carrying value at midyear, compared to a $66 million premium at the start of the year.  This improvement reflected the improved credit profile of the loan portfolio, along with the impact of lower medium term interest rates and market pricing spreads for loans. Of note, loans acquired in bank acquisitions were recorded at fair value at the time of acquisition, whereas the carrying value of historical loans is based on cost. Due primarily to the premium value of loans, the combined impact of the fair value estimates reflected an overall improvement in the economic value of equity related to these instruments, based solely on the measures utilized for the purpose of this analysis.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk nor in the Company’s net market risk position during the first half of 2012.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2011.

As discussed in Item 2, Berkshire has a targeted position to maintain a moderately asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.  During the first half of the year, the primary balance sheet changes from business activities were growth in fixed rate residential mortgages and growth in overnight FHLBB borrowings.  The Company also increased its use of forward starting interest rate swaps on FHLBB borrowings.  The acquisitions of CBT and the Greenpark operations also affected the balance sheet but did not significantly change the overall measures of interest rate sensitivity.  The net impact of these changes was a modest reduction in the Company’s asset sensitive net interest income sensitivity.  The Company estimates that its asset sensitivity has decreased by approximately a third as a result of the changes in the first half of the year.

Berkshire maintains a discipline to avoid undue risks to net interest income and to the economic value of equity which would result from taking on excessive fixed rate assets in the current environment.  The Company’s interest rate risk modeling indicates that the net interest margin could decline in the future based on the existing balance sheet and if interest rates do not change.  The Company strives to seek a balance in protecting against the risks of upward interest rate movements, while also attempting to minimize margin erosion in the current low rate environment.  Management believes that net interest income might increase by more than the modeled amount in the possible situation of rising interest rates. Management might decide to retain more, longer duration assets, after interest rates increase, and this would contribute additional income in the case of a parallel shift in the yield curve. Also, the Company has experienced certain market floors on deposit pricing in the current near zero short-term interest rate environment. In the case of rising rates, deposits might not increase in rate as quickly as they are modeled since they are presently above other comparable market rates in some cases. Additionally, in some scenarios, the Company’s fee income might also increase as a result of improved economic and market conditions that might be related to higher market interest rates.

Berkshire has entered into an agreement to acquire Beacon Federal Bancorp and plans to issue equity and debt instruments to finance this acquisition.  The assets and liabilities of Beacon will be recorded at fair value as of the acquisition date, which is expected to be prior to year-end 2012.  Berkshire will have the ability to adjust Beacon’s asset liability structure as of that date and it is expected that Berkshire will be able to maintain its targeted interest rate sensitivity to maintain its targeted profile.

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

PART II

ITEM 1.     LEGAL PROCEEDINGS

As of June 30, 2012, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, could adversely affect our business, financial condition and/or operating results. Additionally, the Company has reported risk factors in the stock registration and proxy/prospectus forms filed with the SEC related to the CBT and Beacon acquisitions.  While the CBT and Greenpark mergers have been completed, the Company continues to recognize the risks related to integration and management of the acquired operations which were previously identified in the subject SEC filings. Additionally, the Company continues to be engaged in a process for the conversion of its core processing system in 2012.  The planned changes expose the Bank to new risks with new systems and new vendors. The Bank is working closely with third parties to manage the related operating and financial risks.

Additional risk factors which have been identified in the first half of 2012 include the following:

Failure to Complete the Pending Merger with Beacon Federal Bancorp Could Negatively Impact Our Stock Price and Future Business and Financial Results.

If this merger is not completed, our ongoing business may be adversely affected. In addition, we may experience negative reactions from the financial markets and from customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform certain obligations under the merger agreement. If the merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price. The Beacon merger is expected to be financed with the issuance of subordinated debt.  If this issuance is not completed due to market conditions or regulatory factors or changes in Berkshire’s condition, there could be an impact on Berkshire’s ability to achieve the financial and other targets related to the merger agreement.  Please see the additional discussion of Beacon merger related risk factors in the Form S-4 filed with the SEC July 3, 2012.

Derivatives and Counterparty Risks Have Increased Due to the acquired Greenpark Mortgage Operations.

The total notional amount of derivative financial instruments increased 75% to $1.0 billion in the first half of 2012, largely due to the acquisition of the Greenpark Mortgage operations.  The increase includes customer interest rate lock commitments on applications for mortgages that Berkshire intends to sell, and forward sales of securities intended to hedge the interest rate risk of these rate lock commitments until the loans are closed and sold.  These activities involve new derivative instruments and new broker/dealer counterparties, as well as the utilization of a new vendor which manages the hedging position.  Additionally, the Greenpark division sells closed loans on a servicing released basis under mandatory and best efforts contracts to institutional secondary market purchasers, which are new counterparties for Berkshire.  Berkshire could experience losses if there are failures in the controls or accounting for these activities or if there are performance failures by any of these new counterparties.  The risk of loss is increased if interest rates change suddenly and the intended hedging objectives are not achieved as a result of market or counterparty behaviors.

Proposed New Federal Bank Capital Rules May Affect the Company’s Future Condition and Performance.

On June 12, 2012, the Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (Board), and the Federal Deposit Insurance Corporation (FDIC) announced that they are seeking comment on three notices of proposed rulemaking (NPRs) that would revise and replace the agencies’ current capital rules as these federal agencies move forward with implementing capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (Basel III).  The agencies plan to issue final rules by the end of 2012.  The proposed rules are currently preliminary and the Company will be assessing the potential impact of the proposed and final rules.  Please see the further discussion of bank regulation and capital rules in Items I and IA in the Company’s most recent filing on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                  No Company unregistered securities were sold by the Company during the quarter ended June 30, 2012.

(b)                 Not applicable.

(c)                  The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2012.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2012 (1)	1,213	$22.92	—	97,993
May 1-31, 2012	—	—	—	97,993
June 1-30, 2012	—	—	—	97,993
Total	1,213	$22.92	—	97,993

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

2.1                                 Agreement and Plan of Merger, dated as of May 31, 2012, by and between Berkshire Hills Bancorp, Inc. and Beacon Federal Bancorp, Inc. (1)

3.1           Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)

3.2           Bylaws of Berkshire Hills Bancorp, Inc., as amended and restated(3)

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

10.11                     Severance Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (9)

10.12                     Amended and Restated Settlement Agreement by and among Berkshire Hills Bancorp, Inc., Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy, dated as of April 6, 2011 (9)

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

10.14                     Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (10)

10.15                     Form of Split Dollar Agreement entered into with Michael P. Daly, Kevin P. Riley, Sean A. Gray, Richard M. Marotta and Linda A. Johnston (11)

10.16                     Endorsement Agreement between Geno Auriemma and Berkshire Bank, dated as of May 17, 2012

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

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                              Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements (12)

(1)               Incorporated by reference from the Exhibits to the Form 8-K filed on June 1, 2012.

(2)               Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(3)              Incorporated herein by reference from the Exhibits to the Form 8-K as filed on May 16, 2012.

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

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2012	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: August 9, 2012	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial Officer