Form 10-Q
period 2012-09-30
BERKSHIRE HILLS BANCORP INC
filed 2012-11-09
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The Registrant had 24,912,031 shares of common stock, par value $0.01 per share, outstanding as of November 2, 2012.

BERKSHIRE HILLS BANCORP, INC.

FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2012	2011
Assets
Cash and due from banks	$48,214	$46,713
Short-term investments	33,834	28,646
Total cash and cash equivalents	82,048	75,359

Trading security	17,237	17,395
Securities available for sale, at fair value	467,444	419,756
Securities held to maturity (fair values of $52,892 and $60,395)	51,156	58,912
Federal Home Loan Bank stock and other restricted securities	37,135	37,118
Total securities	572,972	533,181

Loans held for sale	114,698	1,455

Residential mortgages	1,226,022	1,020,435
Commercial mortgages	1,255,172	1,156,241
Commercial business loans	568,781	410,292
Consumer loans	368,417	369,602
Total loans	3,418,392	2,956,570
Less: Allowance for loan losses	(33,090)	(32,444)
Net loans	3,385,302	2,924,126

Premises and equipment, net	70,707	60,139
Other real estate owned	1,399	1,900
Goodwill	220,688	202,391
Other intangible assets	17,991	20,973
Cash surrender value of bank-owned life insurance policies	76,904	75,009
Other assets	91,525	91,309
Assets from discontinued operations	—	5,362
Total assets	$4,634,234	$3,991,204

Liabilities
Demand deposits	$560,452	$447,414
NOW deposits	296,219	272,204
Money market deposits	1,183,247	1,055,306
Savings deposits	381,604	350,517
Time deposits	1,028,286	975,734
Total deposits	3,449,808	3,101,175
Short-term debt	311,866	10,000
Long-term Federal Home Loan Bank advances	133,357	211,938
Subordinated debentures	89,602	15,464
Other borrowings	2,023	—
Total borrowings	536,848	237,402
Other liabilities	56,657	43,758
Liabilities from discontinued operations	—	55,504
Total liabilities	4,043,313	3,437,839

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 23,824,972 shares issued and 22,212,764 shares outstanding in 2012; 22,860,368 shares issued and 21,147,736 shares outstanding in 2011)	238	229
Additional paid-in capital	516,056	494,304
Unearned compensation	(3,645)	(2,790)
Retained earnings	122,107	109,477
Accumulated other comprehensive loss	(3,462)	(4,885)
Treasury stock, at cost (1,612,208 shares in 2012 and 1,712,632 shares in 2011)	(40,373)	(42,970)
Total stockholders’ equity	590,921	553,365
Total liabilities and stockholders’ equity	$4,634,234	$3,991,204

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest and dividend income
Loans	$39,497	$35,719	$113,335	$88,932
Securities and other	3,626	3,547	11,116	10,300
Total interest and dividend income	43,123	39,266	124,451	99,232
Interest expense
Deposits	5,628	6,097	16,612	17,580
Borrowings and junior subordinated debentures	2,270	2,131	6,416	6,267
Total interest expense	7,898	8,228	23,028	23,847
Net interest income	35,225	31,038	101,423	75,385
Non-interest income
Loan related fees	5,646	934	10,543	2,305
Deposit related fees	3,775	3,885	11,238	9,792
Insurance commissions and fees	2,742	2,431	8,256	8,943
Wealth management fees	1,774	1,607	5,431	4,188
Total fee income	13,937	8,857	35,468	25,228
Other	375	(158)	885	(355)
Gain on sale of securities, net	1	1,975	50	2,105
Total non-interest income	14,313	10,674	36,403	26,978
Total net revenue	49,538	41,712	137,826	102,363
Provision for loan losses	2,500	2,200	6,750	5,300
Non-interest expense
Compensation and benefits	15,992	13,195	45,219	36,373
Occupancy and equipment	4,599	3,883	13,484	10,864
Technology and communications	2,302	1,996	6,518	4,993
Marketing and promotion	419	498	1,548	1,120
Professional services	1,327	1,375	4,185	3,523
FDIC premiums and assessments	907	923	2,458	2,691
Other real estate owned and foreclosures	42	541	215	1,850
Amortization of intangible assets	1,314	1,271	3,982	2,922
Merger, acquisition and conversion related expenses	2,214	9,091	10,522	16,250
Other	3,046	1,937	8,409	5,936
Total non-interest expense	32,162	34,710	96,540	86,522

Income from continuing operations before income taxes	14,876	4,802	34,536	10,541
Income tax expense	4,847	405	10,040	1,432
Net income from continuing operations	10,029	4,397	24,496	9,109
Loss from discontinued operations before income taxes (including gain on disposal of $63)	—	(8)	(261)	(8)
Income tax expense	—	(3)	376	(3)
Net loss from discontinued operations	—	(5)	(637)	(5)
Net income	$10,029	$4,392	$23,859	$9,104

Basic earnings per share:
Continuing operations	$0.46	$0.22	$1.14	$0.54
Discontinued operations	—	—	(0.03)	—
Total basic earnings per share	$0.46	$0.22	$1.11	$0.54

Diluted earnings per share:
Continuing operations	$0.46	$0.22	$1.13	$0.54
Discontinued operations	—	—	(0.03)	—
Total diluted earnings per share	$0.46	$0.22	$1.10	$0.54

Weighted average common shares outstanding:
Basic	21,921	20,009	21,541	16,863
Diluted	22,031	20,105	21,635	16,915

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011

Net income	$10,029	$4,392	$23,859	$9,104
Other comprehensive income
Changes in unrealized gainson securities available-for-sale	2,103	(538)	4,790	1,355
Changes in unrealized losses gains on derivative hedges	(1,015)	(1,042)	(3,219)	(606)
Changes in unrealized gains on terminated swaps	235	235	706	706
Changes in unrealized losses on pension	—	—	(257)	—
Income taxes related to other comprehensive income	(449)	499	(597)	(585)
Total other comprehensive income (loss)	874	(846)	1,423	870
Total comprehensive income	$10,903	$3,546	$25,282	$9,974

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	loss	stock	Total

Balance at December 31, 2010	14,076	$158	$337,537	$(1,776)	$103,972	$(6,410)	$(44,834)	$388,647

Comprehensive income:
Net income	—	—	—	—	9,104	—	—	9,104
Other net comprehensive income	—	—	—	—	—	870	—	870
Total comprehensive income								9,974
Acquisition of Legacy Bancorp, Inc.	4,351	44	101,639	—	—	—	—	101,683
Acquisition of Rome Bancorp, Inc.	2,661	27	55,463	—	—	—	—	55,490
Rome ESOP loan repayment	(44)	—	—	—	—	—	(943)	(943)
Cash dividends declared ($0.48 per share)	—	—	—	—	(8,313)	—	—	(8,313)
Forfeited shares	(23)	—	40	463	—	—	(503)	—
Exercise of stock options	13	—	—	—	(112)	—	326	214
Restricted stock grants	125	—	(404)	(2,730)	—	—	3,134	—
Stock-based compensation	—	—	2	996	—	—	—	998
Net tax benefit related to stock-based compensation	—	—	68	—	—	—		68
Other, net	(25)	—	(249)	—	(364)	—	(512)	(1,125)

Balance at September 30, 2011	21,134	$229	$494,096	$(3,047)	$104,287	$(5,540)	$(43,332)	$546,693

Balance at December 31, 2011	21,148	$229	$494,304	$(2,790)	$109,477	$(4,885)	$(42,970)	$553,365

Comprehensive income:
Net income	—	—	—	—	23,859	—	—	23,859
Other comprehensive income	—	—	—	—	—	1,423	—	1,423
Total comprehensive income								25,282
Acquisition of The Connecticut Bank and Trust Company	965	9	21,981	—	—	—	—	21,990
Cash dividends declared ($0.51 per share)	—	—	—	—	(11,147)	—	—	(11,147)
Forfeited shares	(8)	—	11	169	—	—	(180)	—
Exercise of stock options	18	—	—	—	(82)	—	458	376
Restricted stock grants	108	—	(280)	(2,434)	—	—	2,714	—
Stock-based compensation	—	—	—	1,410	—	—	—	1,410
Net tax benefit related to stock-based compensation	—	—	40	—	—	—	—	40
Other, net	(18)	—	—	—	—	—	(395)	(395)

Balance at September 30, 2012	22,213	$238	$516,056	$(3,645)	$122,107	$(3,462)	$(40,373)	$590,921

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$23,859	$9,104
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,750	5,300
Net amortization of securities	1,496	893
Change in unamortized net loan costs and premiums	(849)	519
Premises depreciation and amortization expense	4,553	3,498
Write down of other real estate owned	—	1,700
Stock-based compensation expense	1,410	998
(Accretion)/Amortization of purchase accounting entries	(5,303)	(2,945)
Amortization of other intangibles	4,182	2,922
Excess tax loss from stock-based payment arrangements	(40)	—
Income from cash surrender value of bank-owned life insurance policies	(1,895)	(1,492)
Gain on sales of securities, net	(50)	(2,229)
Net (increase) decrease in loans held for sale	(64,979)	568
Loss on disposition of assets	1,753	—
Loss on sale of other real estate	197	94
Net change in other	16,924	13,214
Net cash (used) provided by operating activities	(11,992)	32,144

Cash flows from investing activities:
Net decrease in trading security	361	(1,346)
Proceeds from sales of securities available for sale	32,473	12,521
Proceeds from maturities, calls and prepayments of securities available for sale	70,499	92,258
Purchases of securities available for sale	(108,281)	(152,633)
Proceeds from maturities, calls and prepayments of securities held to maturity	28,569	7,618
Purchases of securities held to maturity	(20,384)	(9,444)
Net change in loans	(255,657)	(42,890)
Net cash used for Divestiture	(48,890)	—
Proceeds from sale of Federal Home Loan Bank stock	1,900	3,571
Purchase of Federal Home Loan Bank stock	—	(1,387)
Proceeds from sale of other real estate	2,265	1,086
Acquisitions, net of cash paid	(58,150)	179,458
Purchase of premises and equipment, net	(15,542)	(4,542)
Net cash (used) provided by investing activities	(370,837)	84,270

Cash flows from financing activities:
Net increase in deposits	139,265	153,657
Proceeds from Federal Home Loan Bank advances and other borrowings	433,618	115,480
Repayments of Federal Home Loan Bank advances and other borrowings	(247,195)	(286,190)
Issuance of long-term debt, net	74,138	—
Net proceeds from reissuance of treasury stock	376	214
Excess tax loss from stock based payment arrangements	40	68
Common stock cash dividends paid	(11,147)	(8,313)
Net cash provided (used) by financing activities	389,095	(25,084)

Net change in cash and cash equivalents	6,266	91,330
Cash and cash equivalents at beginning of period	75,782	44,140
Cash and cash equivalents at end of period	$82,048	$135,470

Supplemental cash flow information:
Interest paid on deposits	17,113	17,807
Interest paid on borrowed funds	5,664	6,202
Income taxes paid, net	4,761	138
Acquisition of non-cash assets and liabilities:
Assets acquired	343,114	1,241
Liabilities assumed	(253,155)	(1,044)
Rome stock owned by the Company	—	6,284
Other non-cash changes:
Other net comprehensive income	1,423	870
Real estate owned acquired in settlement of loans	(1,453)	—

The accompanying notes are an integral part of these consolidated financial statements.

The Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and the cash and cash equivalents at beginning of period include the cash flows from activities associated with discontinued operations.

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

Recently Adopted Accounting Pronouncements

During the second quarter of 2012, and in connection with the Company’s purchase of the assets and business operations of Greenpark Mortgage Corporation (“Greenpark”) as described in Note 3, the Company adopted the applicable accounting guidance for the fair value option as it relates to held for sale loans (“HFS”).  This election allows for a more effective matching of the fair value changes that flow through earnings from the interest rate lock commitment (“IRLC”) stage to the funded HFS loan stage, and forward commitments used to economically hedge the changes in fair value of the IRLC and HFS loans.  The change was applied on a prospective basis starting with all HFS loans originated after April 30, 2012.  See Note 13 for the HFS loans fair value recorded in the Company’s Consolidated Balance Sheet and unrealized gain recorded in the Company’s Consolidated Statement of Income as of and for the period ended September 30, 2012.  The Company’s results of operations during 2011 would not have been significantly impacted had the Company applied the fair value option to its HFS loans during that year.

Out of Period Adjustments

During the three months ended March 31, 2012 and June 30, 2012, the Company recorded corrections of immaterial errors that increased net income by $0.2 million and $0.5 million, respectively. The amounts represent corrections to tax-related over-accruals that occurred in prior years.  After evaluating the quantitative and qualitative aspects of these adjustments, the Company concluded that its prior year financial statements were not materially misstated and, therefore, no restatement was required.

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

ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”.  In July 2012, the FASB issued ASU No. 2012-02, which permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test,.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

CBT shareholders received 965 thousand shares of the Company common stock and $9.0 million in cash.  On the acquisition date, CBT had 3.6 million outstanding common shares.  Through a cash/share election procedure, the Company paid $8.25 per share for 30% of the outstanding common shares and for 70% of the outstanding shares, the Company exchanged its stock in a ratio of 0.381 shares of the Company’s common stock for each share of CBT stock.  The 965 thousand shares of Company common stock issued in this exchange were valued at $22.80 per share based on the closing price of Berkshire posted on April 19, 2012.  Berkshire paid $0.2 million in cash consideration to settle all outstanding CBT options.  The Company issued no new Berkshire options in connection with the merger.

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

The assets and liabilities in the CBT acquisition were recorded at their fair value based on management’s best estimate using information available at the date of acquisition.  Consideration paid, and fair values of CBT’s assets acquired and liabilities assumed are summarized in the following table (in thousands):

Consideration Paid:
Berkshire Hills Bancorp common stock issued to CBT common stockholders	$21,992
Cash consideration paid to CBT common shareholders	8,952
Repurchase of CBT’s preferred stock and warrant	6,290
Cash consideration paid for CBT employee stock options	150
Total consideration paid	$37,384

Recognized Amounts of Identifiable Assets Aquired and (Liabilities Assumed), At Fair Value:	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Cash and short term investments	$10,567	$—		$10,567
Investment securities	41,428	(46)	(a)	41,382
Loans	215,773	(6,181)	(b)	209,592
Premises and equipment	1,393	—		1,393
Core deposit intangibles	—	1,000	(c)	1,000
Other intangibles	—	(238)	(d)	(238)
Other assets	3,081	7,668	(e)	10,749
Deposits	(209,707)	(428)	(f)	(210,135)
Borrowings	(35,865)	(3,020)	(g)	(38,885)
Other liabilities	(1,978)	(209)	(h)	(2,187)
Total identifiable net assets	$24,692	$(1,454)		$23,238

Goodwill				$14,146

Explanation of Certain Fair Value Adjustments

(a)   The adjustment represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition.

(b)   The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.  Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $23.8 million.  Non-impaired loans not accounted for under 310-30 had a carrying value of $192.0 million.

(c)   The adjustment represents the value of the core deposit base assumed in the acquisition.  The core deposit asset was recorded as an identifiable intangible asset and will be amortized over the average life of the deposit base.

(d)   Represents an intangible liability related to assumed leases, which was recorded as an identifiable intangible and will be amortized over the remaining life of the leases.

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

(g)   Adjusts borrowings to their estimated fair value calculated based on interest rates of similar borrowings available on the date of acquisition.

(h)   Adjusts the book value of other liabilities to their estimated fair value at the acquisition date.

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

Information about the acquired loan portfolio subject to purchased credit impaired accounting guidance (ASC 310-30) as of April 20, 2012 is as follows (in thousands):

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

Direct merger, acquisition and integration costs of the CBT acquisition were expensed as incurred, and totaled $3.8 million for the first nine months of 2012, and $0.3 million in 2011.

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

The purchase price for Greenpark’s operations was $4.0 million, but additional consideration of $0.1 million was paid for certain prepaid assets, and $46.5 million was paid to retire outstanding bank loans financing recently originated loans along with $2.8 million in premiums on those loans representing the sellers’ income on those loans had they been sold prior to April 30, 2012.  Additionally, a $1.1 million liability was recorded for contingent consideration representing the fair value of earn-out payments to the sellers of Greenpark over a five year period of time after the purchase date.  While the earn-out payments are based on production of loan originations, which can vary from year to year, management calculated an expected range of $0.2 million to $0.3 million in annual payments using the Black Scholes model to estimate the fair value of the contingent liability.  Direct acquisition and integration costs of Greenpark’s operations were expensed as incurred, and totaled $0.5 million during the first nine months of 2012.  The results of Greenpark’s operations are included in the Consolidated Statements of Income from the date of acquisition.

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

Consideration paid, and fair values of Greenpark’s assets acquired and liabilities assumed are summarized in the following table (in thousands):

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

The unaudited pro forma information, for the nine months ended September 30, 2012 and 2011, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to investment sales and additional borrowings as a result of the CBT and Greenpark transactions.  Direct merger, acquisition and integration costs incurred by the Company during 2012 are reversed, as those expenses are assumed to have occurred during 2011. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma
	Nine months ended September 30,
	2012	2011

Net interest income	$105,183	$84,869
Non-interest income	45,205	40,919
Net income	24,443	9,292

Pro forma earnings per share from continuing operations:
Basic	$1.16	$0.52
Diluted	$1.16	$0.52

NOTE 4.               TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $13.7 million and $14.1 million, and a fair value of $17.2 million and $17.4 million, at September 30, 2012 and December 31, 2011, respectively. As discussed further in Note 13 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at September 30, 2012.

NOTE 5. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$76,481	$5,855	$—	$82,336
Government guaranteed residential mortgage-backed
securities	43,964	983	—	44,947
Government-sponsored residential mortgage-backed
securities	278,145	2,404	(537)	280,012
Corporate bonds	9,997	22	(316)	9,703
Trust preferred securities	19,979	1,101	(2,011)	19,069
Other bonds and obligations	291	1	—	292
Total debt securities	428,857	10,366	(2,864)	436,359
Equity securities:
Marketable equity securities	27,498	3,804	(217)	31,085
Total securities available for sale	456,355	14,170	(3,081)	467,444

Securities held to maturity
Municipal bonds and obligations	8,020	—	—	8,020
Government-sponsored residential mortgage-backed
securities	76	8	—	84
Tax advantaged economic development bonds	42,021	2,056	(328)	43,749
Other bonds and obligations	1,039	—	—	1,039
Total securities held to maturity	51,156	2,064	(328)	52,892

Total Securities	$507,511	$16,234	$(3,409)	$520,336

December 31, 2011
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,436	$4,418	$—	$77,854

Government guaranteed residential mortgage-backed securities	44,051	1,045	—	45,096
Government-sponsored residential mortgage-backed securities	245,033	2,990	(412)	247,611
Corporate bonds	9,996	—	(269)	9,727
Trust preferred securities	20,064	343	(2,592)	17,815
Other bonds and obligations	642	2	—	644
Total debt securities	393,222	8,798	(3,273)	398,747
Equity securities:
Marketable equity securities	20,236	1,555	(782)	21,009
Total securities available for sale	413,458	10,353	(4,055)	419,756

Securities held to maturity
Municipal bonds and obligations	10,349	—	—	10,349
Government-sponsored residential mortgage-backed securities	79	4	—	83
Tax advantaged economic development bonds	47,869	1,479	—	49,348
Other bonds and obligations	615	—	—	615
Total securities held to maturity	58,912	1,483	—	60,395

Total	$472,370	$11,836	$(4,055)	$480,151

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at September 30, 2012 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$—	$—	$4,913	$4,913
Over 1 year to 5 years	9,722	9,579	3,532	3,596
Over 5 years to 10 years	16,844	17,613	24,541	25,806
Over 10 years	80,182	84,208	18,094	18,493
Total bonds and obligations	106,748	111,400	51,080	52,808
Marketable equity securities	27,498	31,085	—	—
Residential mortgage-backed securities	322,109	324,959	76	84

Total	$456,355	$467,444	$51,156	$52,892

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2012

Securities available for sale
Debt securities:
Government-sponsored residential mortgage-backed securities	$421	$79,986	$116	$17,196	$537	$97,182
Corporate bonds	—	—	316	6,684	316	6,684
Trust preferred securities	—	—	2,011	3,622	2,011	3,622
Total debt securities	421	79,986	2,443	27,502	2,864	107,488

Marketable equity securities	6	4,665	211	1,788	217	6,453
Total securities available for sale	427	84,651	2,654	29,290	3,081	113,941

Securities held to maturity
Tax advantaged economic development bonds	328	8,239	—	—	328	8,239
Total securities held to maturity	328	8,239	—	—	328	8,239

Total	$755	$92,890	$2,654	$29,290	$3,409	$122,180

December 31, 2011

Securities available for sale
Debt securities:
Government-sponsored residential mortgage-backed securities	$376	$76,326	$36	$5,766	$412	$82,092
Corporate bonds	224	6,776	45	2,951	269	9,727
Trust preferred securities	20	2,541	2,572	3,065	2,592	5,606
Total debt securities	620	85,643	2,653	11,782	3,273	97,425

Marketable equity securities	782	6,229	—	—	782	6,229
Total securities available for sale	$1,402	$91,872	$2,653	$11,782	$4,055	$103,654

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2012, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2012:

AFS residential mortgage-backed securities

At September 30, 2012, 18 out of a total of 166 securities in the Company’s portfolios of AFS residential mortgage-backed were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions within the AFS portfolio. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the past quarter. All securities are considered performing.

AFS corporate bonds

At September 30, 2012, 2 out of a total of 3 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represented 4.5% of the amortized cost of the securities. All 3 securities remain investment grade rated and the market value of the securities supports the Company’s amortized value. The securities are considered performing.

AFS trust preferred securities

At September 30, 2012, 3 out of a total of 6 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 36% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost bases.  4 of the 6 securities contain at least one below investment grade ratings.  Berkshire reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are considered performing.

At September 30, 2012, $1.8 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $0.8 million, for potential other-than-temporary-impairment (“OTTI”) at September 30, 2012 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $46 million in excess subordination above current and projected losses. The security is considered performing.

HTM tax advantaged economic development bonds

At September 30, 2012, 1 of the 8 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 3.8% of the amortized cost of securities in unrealized loss positions. The Company has the intent of maintaining these positions to the recovery of these securities. All securities are considered performing.

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

At September 30, 2012, 3 out of a total of 22 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 3.3% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost bases and does not consider the securities other-than-temporarily impaired at September 30, 2012. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTE 6. LOANS

Total loans include loans from business activities and loans acquired from business combinations. Loans from business combinations are those loans acquired from the acquisitions of The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	September 30, 2012
(In thousands)	Loans from Business Activities	Loans Acquired from Business Combinations	Total

Residential mortgages
1-4 family	$902,661	$289,791	$1,192,452
Construction	26,623	6,947	33,570
Total residential mortgages	929,284	296,738	1,226,022

Commercial mortgages:
Construction	145,494	10,378	155,872
Single and multi-family	77,470	13,508	90,978
Commercial real estate	737,492	270,830	1,008,322
Total commercial mortgages	960,456	294,716	1,255,172

Commercial business loans:
Asset based lending	243,126	2,565	245,691
Other commercial business loans	232,386	90,704	323,090
Total commercial business loans	475,512	93,269	568,781

Total commercial loans	1,435,968	387,985	1,823,953

Consumer loans:
Home equity	228,497	73,560	302,057
Other	38,334	28,026	66,360
Total consumer loans	266,831	101,586	368,417

Total loans	$2,632,083	$786,309	$3,418,392

	December 31, 2011
(In thousands)	Loans from Business Activities	Loans Acquired from Business Combinations	Total

Residential mortgages:
1-4 family	$649,467	$329,407	$978,874
Construction	32,191	9,370	41,561
Total residential mortgages	681,658	338,777	1,020,435

Commercial mortgages:
Construction	117,492	6,726	124,218
Single and multi-family	89,401	16,398	105,799
Commercial real estate	746,545	179,679	926,224
Total commercial mortgages	953,438	202,803	1,156,241

Commercial business loans:
Asset based lending	151,065	2,206	153,271
Other commercial business loans	210,701	46,320	257,021
Total commercial business loans	361,766	48,526	410,292

Total commercial loans	1,315,204	251,329	1,566,533

Consumer loans:
Home equity	226,369	71,827	298,196
Other	39,020	32,386	71,406
Total consumer loans	265,389	104,213	369,602

Total loans	$2,262,251	$694,319	$2,956,570

The carrying amount of the acquired loans at September 30, 2012 totaled $786.3 million.  These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $26.4 million and loans that were considered not impaired at the acquisition date with a carrying amount of $759.9 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

(In thousands)	2012
Three months ended September 30, 2012
Balance at beginning of period	$2,554
Acquisitions	—
Sales	—
Reclassification from nonaccretable difference for loans with improved cash flows	—
Changes in expected cash flows that do not affect nonaccretable difference	—
Accretion	(806)
Balance at end of period	$1,748

(In thousands)	2012
Nine months ended September 30, 2012
Balance at beginning of period	$1,277
Acquisitions	2,816
Sales
Reclassification from nonaccretable difference for loans with improved cash flows	—
Changes in expected cash flows that do not affect nonaccretable difference	—
Accretion	(2,345)
Balance at end of period	$1,748

The following is a summary of past due loans at September 30, 2012 and December 31, 2011:

Loans from Business Activities (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2012
Residential mortgages:
1-4 family	$2,435	$471	$8,764	$11,670	$890,991	$902,661	$1,746
Construction	41	513	—	554	26,069	26,623	—
Total	2,476	984	8,764	12,224	917,060	929,284	1,746
Commercial mortgages:
Construction	350	—	4,672	5,022	140,472	145,494	—
Single and multi-family	574	356	452	1,382	76,088	77,470	287
Commercial real estate	2,137	1,432	8,623	12,192	725,300	737,492	863
Total	3,061	1,788	13,747	18,596	941,860	960,456	1,150
Commercial business loans:
Asset based lending	—	—	—	—	243,126	243,126	—
Other commercial business loans	1,049	1,438	2,143	4,630	227,756	232,386	238
Total	1,049	1,438	2,143	4,630	470,882	475,512	238
Consumer loans:
Home equity	724	214	1,469	2,407	226,090	228,497	—
Other	542	100	240	882	37,452	38,334	65
Total	1,266	314	1,709	3,289	263,542	266,831	65
Total	$7,852	$4,524	$26,363	$38,739	$2,593,344	$2,632,083	$3,199

Loans Acquired from Business Combinations (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2012
Residential mortgages:
1-4 family	$1,799	$406	$2,181	$4,386	$285,405	$289,791	$759
Construction	—	—	—	—	6,947	6,947	—
Total	1,799	406	2,181	4,386	292,352	296,738	759
Commercial mortgages:
Construction	196	70	1,479	1,745	8,633	10,378	1,479
Single and multi-family	99	—	276	375	13,133	13,508	276
Commercial real estate	1,529	296	5,862	7,687	263,143	270,830	4,906
Total	1,824	366	7,617	9,807	284,909	294,716	6,661

Commercial business loans:
Asset based lending	—	—	—	—	2,565	2,565	—
Other commercial business loans	412	3,047	2,313	5,772	84,932	90,704	2,194
Total	412	3,047	2,313	5,772	87,497	93,269	2,194
Consumer loans:
Home equity	609	127	83	819	72,741	73,560	46
Other	255	152	279	686	27,340	28,026	138
Total	864	279	362	1,505	100,081	101,586	184
Total	$4,899	$4,098	$12,473	$21,470	$764,839	$786,309	$9,798

Loans from Business Activities (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2011
Residential mortgages:
1-4 family	$2,045	$877	$11,479	$14,401	$635,066	$649,467	$5,123
Construction	—	—	—	—	32,191	32,191	—
Total	2,045	877	11,479	14,401	667,257	681,658	5,123
Commercial mortgages:
Construction	—	—	8,650	8,650	108,842	117,492	—
Single and multi-family	70	—	676	746	88,655	89,401	314
Commercial real estate	746	8,019	5,258	14,023	732,522	746,545	—
Total	816	8,019	14,584	23,419	930,019	953,438	314
Commercial business loans
Asset based lending	—	—	—	—	151,065	151,065	—
Other commercial business loans	369	781	1,156	2,306	208,395	210,701	178
Total	369	781	1,156	2,306	359,460	361,766	178
Consumer loans:
Home equity	430	257	1,692	2,379	223,990	226,369	—
Other	311	148	148	607	38,413	39,020	100
Total	741	405	1,840	2,986	262,403	265,389	100
Total	$3,971	$10,082	$29,059	$43,112	$2,219,139	$2,262,251	$5,715

Loans Acquired from Business Combinations (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2011
Residential mortgages:
1-4 family	$663	$242	$1,450	$2,355	$327,052	$329,407	$796
Construction	—	—	165	165	9,205	9,370	165
Total	663	242	1,615	2,520	336,257	338,777	961
Commercial mortgages:
Construction	—	—	606	606	6,120	6,726	606
Single and multi-family	—	—	703	703	15,695	16,398	703
Commercial real estate	68	102	1,923	2,093	177,586	179,679	1,913
Total	68	102	3,232	3,402	199,401	202,803	3,222
Commercial business loans:
Asset based lending	—	—	—	—	2,206	2,206	—
Other commercial business loans	349	235	258	842	45,478	46,320	245
Total	349	235	258	842	47,684	48,526	245
Consumer loans:
Home equity	284	—	75	359	71,468	71,827	—
Other	239	69	179	487	31,899	32,386	41
Total	523	69	254	846	103,367	104,213	41
Total	$1,603	$648	$5,359	$7,610	$686,709	$694,319	$4,469

Activity in the allowance for loan losses for the nine months ended September 30, 2012 and the period ended December 31, 2011 was as follows:

Loans from Business Activities (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
September 30, 2012
Balance at beginning of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Charged-off loans	1,590	3,207	116	1,297	—	6,210
Recoveries on charged-off loans	87	8	42	132	—	269
Provision for loan losses	4,922	731	267	2	95	6,017
Balance at end of period	$6,569	$19,627	$4,733	$1,040	$5	$31,974
Individually evaluated for impairment	663	1,653	342	107	—	2,765
Collectively evaluated	5,906	17,974	4,391	933	5	29,209
Total	$6,569	$19,627	$4,733	$1,040	$5	$31,974

Loans receivable:
Balance at end of period
Individually evaluated for impairment	6,534	30,819	1,221	1,085	—	39,659
Collectively evaluated	922,750	929,637	474,291	265,746	—	2,592,424
Total	$929,284	$960,456	$475,512	$266,831	$—	$2,632,083

Loans Acquired from Business Combinations (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
September 30, 2012
Balance at beginning of year	$281	$158	$38	$87	$(18)	$546
Charged-off loans	8	85	34	40	—	167
Recoveries on charged-off loans	—	—	4	—	—	4
Provision for loan losses	165	247	82	96	143	733
Balance at end of period	$438	$320	$90	$143	$125	$1,116
Individually evaluated for impairment	44	—	—	—	—	44
Collectively evaluated	394	320	90	143	125	1,072
Total	$438	$320	$90	$143	$125	$1,116

Loans receivable:
Balance at end of Period
Individually evaluated for impairment	612	891	—	—	—	1,503
Collectively evaluated	296,126	293,825	93,269	101,586	—	784,806
Total	$296,738	$294,716	$93,269	$101,586	$—	$786,309

Loans from Business Activities (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2011
Balance at beginning of year	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Charged-off loans	1,322	4,047	1,443	884	—	7,696
Recoveries on charged-off loans	231	189	109	150	—	679
Provision for loan losses	1,164	6,492	(164)	838	(1,313)	7,017
Balance at end of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Individually evaluated for impairment	449	1,722	116	488	—	2,775
Collectively evaluated	2,701	20,373	4,424	1,715	(90)	29,123
Total	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898

Loans receivable:
Balance at end of year
Individually evaluated for impairment	5,655	34,074	564	1,190		41,483
Collectively evaluated	676,003	919,364	361,202	264,199		2,220,768
Total	$681,658	$953,438	$361,766	$265,389		$2,262,251

Loans Acquired from Business Combinations (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2011
Balance at beginning of year	$—	$—	$—	$—	$—	$—
Charged-off loans	—	—	—	—	—	—
Recoveries on charged-off loans	—	—	—	—	—	—
Provision for loan losses	281	158	38	87	(18)	546
Balance at end of year	$281	$158	$38	$87	$(18)	$546
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated	281	158	38	87	(18)	546
Total	$281	$158	$38	$87	$(18)	$546

Loans receivable:
Balance at end of year
Individually evaluated for impairment	—	—	—	—		—
Collectively evaluated	338,777	202,803	48,526	104,213		694,319
Total	$338,777	$202,803	$48,526	$104,213		$694,319

The following is a summary of impaired loans at September 30, 2012:

	At September 30, 2012
Loans from Business Activities (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,032	$2,032	$—
Commercial mortgages - single and multifamily	164	164	—
Commercial mortgages - real estate	4,134	4,134	—
Other commercial business loans	176	176	—
Consumer - home equity	809	809	—

With an allowance recorded:
Residential mortgages - 1-4 family	2,685	3,349	664
Commercial mortgages - construction	3,986	4,672	686
Commercial mortgages - real estate	2,124	3,090	966
Other commercial business loans	520	862	342
Consumer - home equity	168	275	107

Total
Residential mortgages	$4,717	$5,381	$664
Commercial mortgages	10,408	12,060	1,652
Commercial business	696	1,038	342
Consumer	977	1,084	107
Total impaired loans	$16,798	$19,563	$2,765

	At September 30, 2012
Loans Acquired from Business Combinations (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$455	$455	$—
Commercial mortgages - real estate	891	891	—

With an allowance recorded:
Residential mortgages - 1-4 family	113	157	44

Total
Residential mortgages	$568	$612	$44
Commercial mortgages	891	891	—
Total impaired loans	$1,459	$1,503	$44

The following is a summary of impaired loans at December 31, 2011:

	At December 31, 2011
Loans from Business Activities (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,546	$2,546	$—
Commercial mortgages - single and multifamily	326	326	—
Commercial mortgages - real estate	2,751	2,751	—
Consumer - home equity	308	308	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,853	$2,302	$449
Commercial mortgages - construction	7,559	8,650	1,091
Commercial mortgages - real estate	1,373	2,004	631
Other commercial business loans	13	129	116
Consumer - home equity	357	845	488

Total
Residential mortgages	$4,399	$4,848	$449
Commercial mortgages	12,009	13,731	1,722
Commercial business	13	129	116
Consumer	665	1,153	488
Total impaired loans	$17,086	$19,861	$2,775

	At December 31, 2011
Loans Acquired from Business Combinations (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$247	$247	$—
Consumer - home equity	37	37	—

Total
Residential mortgages	$247	$247	$—
Consumer	37	37	—
Total impaired loans	$284	$284	$—

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of September 30, 2012 and September 30, 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Loans from Business Activities (in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$1,623	$22	$1,487	$39
Residential mortgages - construction	—	—	52	—
Commercial-construction	—	—	105	—
Commercial mortgages - single and multifamily	190	2	89	1
Commercial mortgages - real estate	2,644	48	7,470	248
Commercial business loans	15	—	31	1
Consumer-home equity	249	1	361	5

With an allowance recorded:
Residential mortgages - 1-4 family	$2,567	$27	$568	$20
Residential mortgages - construction	—	—	21	—
Commercial-construction	4,736	—	3,504	—
Commercial mortgages - single and multifamily	75	—	365	11
Commercial mortgages - real estate	2,013	23	2,077	20
Commercial business loans	169	5	429	3
Consumer-home equity	421	—	154	—

Total
Residential mortgages	$4,190	$49	$2,129	$59
Commercial mortgages	9,658	73	13,611	280
Commercial business loans	184	5	460	4
Consumer loans	670	1	515	5
Total impaired loans	$14,702	$128	$16,715	$348

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Loans Acquired from Business Combinations (in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$426	$—	$—	$—
Residential mortgages - construction	—	—	—	—
Commercial-construction	—	—	—	—
Commercial mortgages - single and multifamily	—	—	—	—
Commercial mortgages - real estate	274	15	1,064	—
Commercial business loans	—	—	161	—
Consumer-home equity	25	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$13	$—	$—	$—
Residential mortgages - construction	—	—	—	—
Commercial-construction	—	—	—	—
Commercial mortgages - single and multifamily	—	—	—	—
Commercial mortgages - real estate	—	—	—	—
Commercial business loans	—	—	—	—
Consumer-home equity	—	—	—	—

Total
Residential mortgages	$439	$—	$—	$—
Commercial mortgages	274	15	1,064	—
Commercial business loans	—	—	161	—
Consumer loans	25	—	—	—
Total impaired loans	$738	$15	$1,225	$—

The following is summary information pertaining to non-accrual loans at September 30, 2012 and December 31, 2011:

	September 30, 2012
(In thousands)	Loans from Business Activities	Loans Acquired from Business Combinations	Total
Residential mortgages:
1-4 family	$7,018	$1,422	$8,440
Total	7,018	1,422	8,440

Commercial mortgages:
Construction	4,672	—	4,672
Single and multi-family	165	—	165
Other	7,760	956	8,716
Total	12,597	956	13,553

Commercial business loans:
Other commercial business loans	1,905	119	2,024
Total	1,905	119	2,024

Consumer loans:
Home equity	1,469	37	1,506
Other	175	141	316
Total	1,644	178	1,822

Total non-accrual loans	$23,164	$2,675	$25,839

	December 31, 2011
(In thousands)	Loans from Business Activities	Loans Acquired from Business Combinations	Total
Residential mortgages:
1-4 family	$6,356	$654	$7,010
Total	6,356	654	7,010

Commercial mortgages:
Construction	8,650	—	8,650
Single and multi-family	362	—	362
Other	5,259	9	5,268
Total	14,271	9	14,280

Commercial business loans:
Other commercial business loans	977	13	990
Total	977	13	990

Consumer loans:
Home equity	1,692	75	1,767
Other	48	139	187
Total	1,740	214	1,954

Total non-accrual loans	$23,344	$890	$24,234

Credit Quality Information

The Bank utilizes an eleven grade internal loan rating system for each of its commercial real estate, construction and commercial loans as follows:

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

8              Substandard — Performing

A classification assigned to a credit that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Substandard loans will be evaluated on at least a quarterly basis to determine if an additional allocation of the Company’s allowance for loan loss is warranted.

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

The Bank utilizes an eleven grade internal loan rating system for each of its acquired commercial real estate, construction and commercial loans as outlined in the Credit Quality Information section of this Note.  The Company risk rates its residential mortgages, including 1-4 family and residential construction loans, based on a three rating system: Pass, Special Mention and Substandard.  Residential mortgages that are current within 59 days are rated Pass.  Residential mortgages that are 60 — 89 days delinquent are rated Special Mention.  Residential mortgages delinquent for 90 days or greater are rated Substandard.  Home equity loans are risk rated based on the same rating system as the Company’s residential mortgages.  Other consumer loans are rated based on a two rating system.  Other consumer loans that are current within 119 days are rated Performing while loans delinquent for 120 days or more are rated Non-performing. Non-performing other consumer loans are deemed to be credit impaired loans accounted for under ASC 310-30.

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At September 30, 2012, there had not been such a decrease and therefore there was no allowance for losses on acquired loans under Subtopic ASC 310-30.

The Company presented several tables within this footnote of historical loans and acquired loans in order to distinguish the credit performance of the newly acquired loans.

The following table presents the Company’s loans by risk rating at September 30, 2012 and December 31, 2011:

Loans from Business Activities

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Grade:
Pass
Special mention	$893,426	$637,110	$26,109	$32,191	$919,535	$669,301
Substandard	471	877	514	—	985	877
Total	8,764	11,480	—	—	8,764	11,480
	$902,661	$649,467	$26,623	$32,191	$929,284	$681,658

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Grade:
Pass	$130,658	$91,452	$74,438	$85,153	$664,683	$674,814	$869,779	$851,419
Special mention	49	5,939	422	435	12,962	16,459	13,433	22,833
Substandard	14,787	17,262	2,610	3,813	59,742	55,156	77,139	76,231
Doubtful	—	2,839	—	—	105	116	105	2,955
Total	$145,494	$117,492	$77,470	$89,401	$737,492	$746,545	$960,456	$953,438

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Grade:
Pass	$242,089	$149,741	$218,085	$200,246	$460,174	$349,987
Special mention	—	—	4,921	607	4,921	607
Substandard	1,037	1,324	9,287	9,753	10,324	11,077
Doubtful	—	—	93	95	93	95
Total	$243,126	$151,065	$232,386	$210,701	$475,512	$361,766

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Performing	$227,028	$224,677	$38,159	$38,972	$265,187	$263,649
Nonperforming	1,469	1,692	175	48	1,644	1,740
Total	$228,497	$226,369	$38,334	$39,020	$266,831	$265,389

Loans Acquired from Business Combinations

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Grade:
Pass	$287,204	$327,715	$6,947	$9,205	$294,151	$336,920
Special mention	406	242	—	—	406	242
Substandard	2,181	1,450	—	165	2,181	1,615
Total	$289,791	$329,407	$6,947	$9,370	$296,738	$338,777

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Grade:
Pass	$8,703	$3,548	$9,691	$14,802	$235,441	$161,218	$253,835	$179,568
Special mention	—	2,160	2,553	272	12,245	8,071	14,798	10,503
Substandard	1,675	1,018	1,264	1,324	23,144	10,390	26,083	12,732
Total	$10,378	$6,726	$13,508	$16,398	$270,830	$179,679	$294,716	$202,803

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Grade:
Pass	$2,565	$2,206	$76,480	$39,578	$79,045	$41,784
Special mention	—	—	8,394	3,810	8,394	3,810
Substandard	—	—	5,830	2,932	5,830	2,932
Total	$2,565	$2,206	$90,704	$46,320	$93,269	$48,526

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Performing	$73,523	$71,752	$27,885	$32,248	$101,408	$104,000
Nonperforming	37	75	141	138	178	213
Total	$73,560	$71,827	$28,026	$32,386	$101,586	$104,213

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

The following tables include the recorded investment and number of modifications identified during the nine months ended September 30, 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	Modifications by Class
	Nine months ending September 30, 2012
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	1	$70	$70

As of September 30, 2012, there were no loans that were restructured within the last twelve months that have subsequently defaulted.

The following table presents the Company’s TDR activity for the nine months ended September 30, 2012 and 2011:

	September 30,
(In thousands)	2012	2011
Balance at beginning of the period	$1,264	$7,829
Principal Payments	6	72
TDR Status Change (1)	1,125	7,041
Other Reductions (2)	—	189
Newly Identified TDRs	2,043	177
Balance at end of the period	$2,176	$704

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

NOTE 7.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2012	December 31, 2011 (1)
Time less than $100,000	$503,316	$511,592
Time $100,000 or more	524,970	491,046
Total time deposits	$1,028,286	$1,002,638

(1) Amounts include balances associated with discontinued operations.

NOTE 8.               BORROWED FUNDS

Borrowed funds at September 30, 2012 and December 31, 2011 are summarized, as follows:

	September 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$311,866	0.35%	$10,000	49.00%
Long-term borrowings:
Advances from the FHLB	133,357	1.61%	211,938	1.37%
Private placement subordinated notes	74,138	6.88%	—	—
Junior subordinated debentures	15,464	2.28%	15,464	2.35%
Other borrowings	2,023	3.50%	—	—
Total	$536,848	1.63%	$237,402	1.27%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year.  Total short-term debt was $311.9 million with a weighted average interest rate of 0.35% and $44.9 million with a weighted average interest rate of 0.49% at September 30, 2012 and December 31, 2011, respectively.  The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the period ended September 30, 2012 and December 31, 2011.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the period ended September 30, 2012 and December 31, 2011.

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at September 30, 2012 include callable advances totaling $8.0 million, and amortizing advances totaling $5.7 million.  The advances outstanding at December 31, 2011 include callable advances totaling $8.0 million, and amortizing advances totaling $5.8 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of FHLBB advances as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Fixed rate advances maturing:
2012	$261,800	0.28%	$10,000	0.16%
2013	13,406	0.63%	16,727	1.44%
2014	20,346	2.98%	20,543	3.01%
2016 and beyond	7,179	3.16%	10,579	4.10%
Total fixed rate advances	$302,731	0.54%	$57,849	2.26%

Variable rate advances maturing:
2012	$4,990	1.30%	$34,940	0.59%
2013	62,502	1.55%	59,149	1.37%
2014	10,000	0.47%	10,000	0.64%
2015	20,000	0.51%	20,000	0.42%
2016 and beyond	45,000	0.94%	40,000	0.42%
Total variable rate advances	$142,492	1.12%	$164,089	0.81%
Total	$445,223	0.73%	$221,938	1.19%

On September 28, 2012, the Company issued $75.0 million principal amount of 6.875% fixed to floating rate subordinated notes (the “notes”) through a private placement at a discount of 1.15%.  The Company will pay interest on the subordinated notes each March 28 and September 28 through September 28, 2022, and thereafter on each March 28, June 28, September 28 and December 28.  The maturity date of the notes is September 28, 2027, although the Company may redeem some or all of the subordinated notes beginning on the interest payment date of September 28, 2022 and on any interest payment date thereafter.  From and including September 28, 2012 to but excluding September 28, 2022, the notes will bear interest at the rate of 6.875% per year and will be payable semi-annually in arrears on March 28 and September 28 of each year. From and including September 28, 2022, the notes will bear an interest rate per annum equal to the three-month LIBOR rate plus 511.3 basis points, payable quarterly on each March 28, June 28, September 28 and December 28, commencing on December 28, 2022, through the maturity date or the early redemption date of the notes.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.28% and 2.35% at September 30, 2012 and December 31, 2011, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 9.               STOCKHOLDERS’ EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	Septemeber 30, 2012	December 31, 2011	to be Well Capitalized

Total capital to risk weighted assets	11.2%	11.3%	10.0%

Tier 1 capital to risk weighted assets	10.1	10.2	6.0

Tier 1 capital to average assets	7.7	8.4	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Accumulated other comprehensive income

Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2012	December 31, 2011
Net unrealized holding gain (loss) on AFS securities	$11,089	$6,298
Net loss on effective cash flow hedging derivatives	(12,102)	(8,882)
Net loss on terminated swap	(4,415)	(5,121)
Net unrealized holding gain (loss) on pension plans	(932)	(676)
Tax effects	2,898	3,496
Accumulated other comprehensive loss	$(3,462)	$(4,885)

The Company’s accumulated other comprehensive loss totaled $3.5 million at September 30, 2012.  Of this loss, $16.5 million was attributable to accumulated losses on cash flow hedges and terminated swaps, net of deferred tax benefits of $7.0 million; $11.1 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $4.1 million; and $0.9 million was attributable to accumulated losses on pensions.

The Company’s accumulated other comprehensive loss totaled $4.9 million at December 31, 2011.  Of this loss, $14.0 million was attributable to accumulated losses on cash flow hedges and terminated swaps, net of deferred tax benefits of $5.8 million; $6.3 million was attributable to accumulated gains on available-for-sale securities, net of deferred tax expenses of $2.3 million; and $0.7 million was attributable to accumulated losses on pensions.

NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands, except per share data)	2012	2011	2012	2011

Net income from continuing operations	$10,029	$4,397	$24,496	$9,109
Loss from discontinued operations before income taxes (including gain on disposal of $63)	—	(8)	(261)	(8)
Income tax expense	—	(3)	376	(3)
Net loss from discontinued operations	—	(5)	(637)	(5)
Net income	$10,029	$4,392	$23,859	$9,104

Average number of common shares issued	23,825	21,929	23,438	18,784
Less: average number of treasury shares	1,614	1,728	1,653	1,750
Less: average number of unvested stock award shares	290	192	244	171
Average number of basic common shares outstanding	21,921	20,009	21,541	16,863
Plus: dilutive effect of unvested stock award shares	72	90	1	49
Plus: dilutive effect of stock options outstanding	38	6	93	3
Average number of diluted common shares outstanding	22,031	20,105	21,635	16,915

Basic earnings per share:
Continuing operations	$0.46	$0.22	$1.14	$0.54
Discontinued operations	—	—	(0.03)	—
Total basic earnings per share	$0.46	$0.22	$1.11	$0.54

Diluted earnings per share:
Continuing operations	$0.46	$0.22	$1.13	$0.54
Discontinued operations	—	—	(0.03)	—
Total diluted earnings per share	$0.46	$0.22	$1.10	$0.54

For the quarter ended September 30, 2012, 218 thousand shares of restricted stock and 350 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended September 30, 2011, 102 thousand shares of restricted stock and 170 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2012 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2011	216	$19.88	409	$25.68
Granted	108	23.76	—	—
Stock options exercised	—	—	(18)	21.04
Stock awards vested	(68)	19.44	—	—
Forfeited	(8)	21.38	—	—
Expired	—	—	(19)	22.83
Balance, September 30, 2012	248	$21.67	372	$25.93
Exercisable options, September 30, 2012			372	$25.93

During the nine months ended September 30, 2012 and 2011, proceeds from stock option exercises totaled $376 thousand and $624 thousand, respectively. During the nine months ended September 30, 2012, there were 68 thousand shares issued in connection with vested stock awards.  During the nine months ended September 30, 2011, there were 66 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $1.4 million and $1.1 million during the nine months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended September 30, 2012
Net interest income (expense)	$35,505	$—	$(280)	$—	$35,225
Provision for loan losses	2,500	—	—	—	2,500
Non-interest income	11,571	2,742	10,294	(10,294)	14,313
Non-interest expense	29,608	2,021	533	—	32,162
Income (loss) before income taxes	14,968	721	9,481	(10,294)	14,876
Income tax expense (benefit)	5,105	290	(548)	—	4,847
Net income	$9,863	$431	$10,029	$(10,294)	$10,029

Average assets (in millions)	$4,409	$29	$501	$(368)	$4,572

Three months ended September 30, 2011
Net interest income (expense)	$31,253	$—	$(215)	$—	$31,038
Provision for loan losses	2,200	—	—	—	2,200
Non-interest income	8,248	2,426	3,570	(3,570)	10,674
Non-interest expense	34,163	2,148	(1,602)	1	34,710
Income (loss) before income taxes	3,138	278	4,957	(3,571)	4,802
Income tax expense (benefit)	(272)	114	569	(1)	410
Net income	$3,410	$164	$4,388	$(3,570)	$4,392

Average assets (in millions)	$3,827	$30	$479	$(475)	$3,861

Nine months ended September 30, 2012
Net interest income (expense)	$102,095	$—	$(672)	$—	$101,423
Provision for loan losses	6,750	—	—	—	6,750
Non-interest income	28,147	8,256	25,546	(25,546)	36,403
Non-interest expense	88,061	6,329	2,150	—	96,540
Income (loss) before income taxes	35,431	1,927	22,724	(25,546)	34,536
Income tax expense (benefit)	10,400	775	(1,135)	—	10,040
Net income	$25,031	$1,152	$23,859	$(25,546)	$24,496
Income from discontinued operations berofre income taxes (including gain on disposal of $63)	(261)	—	—	—	(261)
Income tax expense	376	—	—	—	376
Net loss from discontinued operations	$(637)	$—	$—	$—	$(637)
Net income	$24,394	$1,152	$23,859	$(25,546)	$23,859

Average assets (in millions)	$4,185	$30	$492	$(405)	$4,302

Nine months ended September 30, 2011
Net interest income (expense)	$76,017	$—	$(631)	$(1)	$75,385
Provision for loan losses	5,300	—	—	—	5,300
Non-interest income	18,035	8,938	7,068	(7,068)	26,973
Non-interest expense	76,893	6,598	3,031	—	86,522
Income before income taxes	11,859	2,340	3,406	(7,069)	10,536
Income tax expense (benefit)	1,968	958	(1,494)	—	1,432
Net income	9,891	1,382	4,900	(7,069)	9,104

Average assets (in millions)	$3,281	$32	$413	$(411)	$3,315

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2012, the Company held derivatives with a total notional amount of $1.3 billion.  That amount included $270.0 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $741.6 million and $275.8 million, respectively, which are not designated as accounting hedges.  Economic hedges included interest rate swaps totaling $410.9 million, and $330.6 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2012.

The Company pledged collateral to derivative counterparties in the form of cash totaling $5.3 million and securities with an amortized cost of $34.3 million and a fair value of $35.2 million as of September 30, 2012. The Company does not typically require its Commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at September 30, 2012, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$115,000	1.8	0.44%	3.47%	$(5,509)
Forward-starting interest rate swaps on FHLBB borrowings	140,000	5.7	—%	2.37%	(5,920)
Interest rate swaps on junior subordinated debentures	15,000	1.6	2.28%	5.54%	(829)
Total cash flow hedges	270,000				(12,258)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,734	17.2	0.60%	5.09%	(3,719)
Interest rate swaps on loans with commercial loan customers	198,600	5.2	2.58%	5.35%	(16,290)
Reverse interest rate swaps on loans with commercial loan customers	198,600	5.2	5.35%	2.58%	15,747
Forward commitments	330,632	0.2			(4,669)
Total economic hedges	741,566				(8,931)

Non-hedging derivatives:
Interest rate lock commitments	275,756	0.2			7,833
Total non-hedging derivatives	275,756				7,833

Total	$1,287,322				$(13,356)

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2011, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	1.7	0.49%	4.00%	$(5,888)
Forward-starting interest rate swaps on FHLBB borrowings	80,000	3.5	—	2.56%	(2,064)
Interest rate swaps on junior subordinated debentures	15,000	2.4	2.35%	5.54%	(1,055)
Total cash flow hedges	200,000				(9,007)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	14,096	17.9	0.64%	5.09%	(3,505)
Interest rate swaps on loans with commercial loan customers	160,389	5.6	2.73%	5.77%	(14,351)
Reverse interest rate swaps on loans with commercial loan customers	160,389	5.6	5.77%	2.73%	13,871
Forward commitments	21,538	0.2			55
Total economic hedges	356,412				(3,930)

Non-hedging derivatives:
Interest rate lock commitments	21,538	0.2			(66)
Total non-hedging derivatives	21,538				(66)

Total	$577,950				$(13,003)

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

The Company has entered into several interest rate swaps with an aggregate notional amount of $115.0 million to convert the LIBOR based floating interest rates on a $115.0 million portfolio of FHLBB advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.

The Company has also entered into thirteen forward-starting interest rate swaps with a combined notional value of $140.0 million. Of the thirteen forward starting swaps, four will become effective by the close of the second quarter in 2013, two of which have a duration of one year, one with a duration of four years, and the other with a duration of five years. In 2014, seven of the remaining nine forward starting swaps will become effective; of these one has a duration of three years, four have durations of four years, and the final two have durations of five years.  The last two forward starting swaps will become effective in 2015, one of which has a duration of four years and the other of which has a duration of seven years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

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

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(1,086)	$(987)	$(3,446)	$(544)

Reclassification of unrealized loss from accumulated other comprehensive loss to non-interest income for hedge ineffectiveness	11	11	31	31

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	235	235	706	706

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(98)	(98)	(226)	(293)

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	441	407	1,448	210

Interest rate swaps on junior subordinated debentures:
Unrealized gain (loss) recognized in accumulated other comprehensive loss	71	(65)	226	(62)

Net tax (expense) benefit on items recognized in accumulated other comprehensive loss	(28)	27	(89)	24
Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(454)	$(470)	$(1,350)	$72

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,121	$1,239	$3,327	$3,663

Net interest expense recognized in interest expense on junior subordinated debentures	$148	$131	$363	$386

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the nine months ended September 30, 2012 and 2011.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.3 million will be reclassified as an increase to interest expense.

Economic hedges

The Company has an interest rate swap with a $13.7 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $502 thousand as of September 30, 2012.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company utilizes forward commitments to hedge interest rate risk and the associated effects on the fair value of interest rate lock commitments and loans held for sale.  The forward commitments are accounted for as derivatives with changes in fair value recorded in current period earnings.

The company uses the following types of forward commitments contracts:

•              Best efforts loan sales,

•              Mandatory delivery loan sales, and

•              To be announced (TBA) mortgage-backed securities sales.

A best efforts contract refers to a loan sales agreement where the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  The Company may enter into a best efforts contract once the price is known, which is shortly after the potential borrower’s interest rate is locked.

A mandatory delivery contract is a loan sales agreement where the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date.  Generally, the Company may enter into mandatory delivery contracts shortly after the loan closes with a customer.

The Company may sell to-be-announced mortgage-backed securities to hedge the changes in fair value of interest rate lock comments and held for sale loans, which do not have corresponding best efforts or mandatory delivery contracts.  These security sales transactions are closed once mandatory contracts are written.  On the closing date the price of the security is locked-in, and the sale is paired-off with a purchase of the same security.  Settlement of the security purchase/sale transaction is done with cash on a net-basis.

Non-hedging derivatives

The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance.  Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.  The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in noninterest income in the Company’s consolidated statements of income.  Changes in the fair value of IRLCs subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2012	2011	2012	2011

Economic hedges
Interest rate swap on industrial revenue bond:
Net interest expense recognized in interest and dividend income on securities	$(158)	$(1,812)	$(473)	$(2,137)

Unrealized gain recognized in other non-interest income	(24)	—	(1,118)	(69)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	859	6,133	4,119	7,073

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(859)	(6,133)	(4,119)	(7,073)

Favorable (unfavorable) change in credit valuation adjustment recognized in other non-interest income	$(31)	$(281)	$(22)	$(464)

Forward commitments
Unrealized loss recognized in other non-interest income	$(6,832)	$(182)	$(8,963)	$(292)

Non-hedging derivatives

Interest rate lock commitments
Unrealized gain recognized in other non-interest income	$10,858	$182	$15,195	$256

NOTE 14. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the nine months ended September 30, 2012.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$17,237	$17,237
Available-for-sale securities:
Municipal bonds and obligations	—	82,336	—	82,336
Governmentguaranteed residential mortgage-backed securities	—	44,947	—	44,947
Government-sponsored residential mortgage-backed securities	—	280,012	—	280,012
Corporate bonds	—	9,703	—	9,703
Trust preferred securities	—	18,252	817	19,069
Other bonds and obligations	—	292	—	292
Marketable equity securities	31,085	—	—	31,085
Loans held for sale	—	114,698	—	114,698
Derivative assets	—	15,747	7,833	23,580
Derivative liabilities	4,669	32,244	—	36,913

	December 31, 2011
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$17,395	$17,395
Available-for-sale securities:
Municipal bonds and obligations	—	77,854	—	77,854
Government guaranteed residential mortgage-backed securities	—	45,096	—	45,096
Government-sponsored residential mortgage-backed securities	—	247,611	—	247,611
Corporate bonds	—	9,727	—	9,727
Trust preferred securities	—	17,271	544	17,815
Other bonds and obligations	—	644	—	644
Marketable equity securities	21,009	—	—	21,009
Derivative assets	—	13,926	—	13,926
Derivative liabilities	—	26,864	66	26,930

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

			Aggregate Fair Value
September 30, 2012	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$114,698	$109,746	$4,952

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Interest Rate Lock Commitments. The Company enters into IRLCs for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close, and by the non-refundable costs of originating the loan.  The closing ratio is derived from the Bank’s internal data and is adjusted using significant management judgment.  The costs to originate are primarily based on the Company’s internal commission rates that are not observable. As such, IRLCs are classified as Level 3 measurements.

Forward Commitments. The Company utilizes forward commitments as economic hedges against the potential decreases in the values of the IRLCs.  The forward commitments are classified as Level 1 and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at September 30, 2012 and 2011.

	Assets
	Trading	Securities	Interest Rate
	Account	Available	Lock
(In thousands)	Security	for Sale	Commitments

Balance as of December 31, 2011	$17,395	$544	$—

Unrealized gain recognized in other non-interest income	(428)	—	—
Unrealized loss included in accumulated other comprehensive loss	—	—	—
Paydown of trading account security	(120)	—	—
Balance as of March 31, 2012	$16,847	$544	$—

Greenpark Acquisition	—	—	2,126
Unrealized (loss) gain recognized in other non-interest income	638	—	4,337
Unrealized loss included in accumulated other comprehensive loss	—	69	—
Paydown of trading account security	(120)	—	—
Transfers to held for sale loans	—	—	(2,435)
Balance as of June 30, 2012	$17,365	$613	$4,028

Unrealized (loss) gain recognized in other non-interest income	(7)	—	10,858
Unrealized loss included in accumulated other comprehensive loss	—	204	—
Paydown of trading account security	(121)	—	—
Transfers to held for sale loans	—	—	(7,053)
Balance as of September 30, 2012	$17,237	$817	$7,833

Unrealized gains (losses) relating to instruments still held at September 30, 2012	$3,502	$(1,784)	$10,858

	Assets
	Trading	Securities
	Account	Available
(In thousands)	Security	for Sale

Balance as of December 31, 2010	$16,155	$1,695

Unrealized (loss) gain recognized in other non-interest income	(257)	—
Unrealized loss included in accumulated other comprehensive loss	—	498
Paydown of trading account security	(117)	—
Balance as of March 31, 2011	$15,781	$2,193

Unrealized (loss) gain recognized in other non-interest income	357	—
Unrealized loss included in accumulated other comprehensive loss	—	112
Paydown of trading account security	(114)	—
Transfer out of Level 3	—	(1,624)
Balance as of June 30, 2011	$16,024	$681

Unrealized (loss) gain recognized in other non-interest income	1,592	—
Unrealized loss included in accumulated other comprehensive loss	—	(218)
Paydown of trading account security	(115)	—
Balance as of September 30, 2011	$17,501	$463

Unrealized gains (losses) relating to instruments still held at September 30, 2011	$3,287	$(2,136)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets are as follows:

	Fair Value			Significant Unobservable
(In thousands)	September 30, 2012	Valuation Techniques	Unobservable Inputs	Input Value
Assets
Trading Account Security	$17,237	Discounted Cash Flow	Discount Rate	2.08%

Interest Rate Lock Commitment	7,833	Historical Trend	Closing Ratio	88.55%
		Pricing Model	Origination Costs	2,500

Total Assets	$25,070

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	September 30, 2012	December 31, 2011	Nine Months Ended September 30, 2012
	Level 3	Level 3	Total
(In thousands)	Inputs	Inputs	Losses
Assets
Impaired loans	$6,949	$11,155	4,206
Capitalized mortgage servicing rights	2,494	3,067	573
Other real estate owned	1,399	1,900	—

Total Assets	$10,842	$16,122	$4,779

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets are, as follows:

	Fair Value			Range (Weighted
(in thousands)	Septemeber 30, 2012	Valuation Techniques	Unobservable Inputs	Average) (a)
Assets
Impaired loans	$6,949	Fair value of collateral	Loss severity	12.36% to 32.1% (19.43%)
			Appraised value	$126.0 to $2,500.0 ($1,411.5)

Capitaized mortgage servicing rights	2,494	Discounted cash flow	Constant prepayment rate (CPR)	13.85% to 23.93% (17.25%)
			Discount rate	11.00% to 15.50% (11.21%)

Other real estate owned	1,399	Fair value of collateral	Appraised value	$590.0 ($288.8)

Total Assets	$10,842

(a)    Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2012 and December 31, 2011.

Impaired Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan.  Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.  However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values.  Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data.  Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value for other collateral that supports commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

	September 30, 2012					December 31, 2011
	Carrying	Fair				Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3	Amount	Value

Financial Assets

Cash and cash equivalents	$48,214	$48,214	$48,214	$—	$—	$75,359	$75,359
Trading security	17,237	17,237	—	—	17,237	17,395	17,395
Securities available for sale	467,444	467,444	31,085	435,542	817	419,756	419,756
Securities held to maturity	51,156	52,892	—	—	52,892	58,912	60,395
Restricted equity securities	37,135	37,135	—	37,135	—	37,118	37,118
Net loans	3,385,302	3,411,331	—	—	3,411,331	2,924,126	2,990,173
Loans held for sale	114,698	114,698	—	114,698	—	1,455	1,455
Accrued interest receivable	13,640	13,640	—	13,640	—	11,350	11,350
Cash surrender value of bank-owned life insurance policies	76,904	76,904	—	76,904	—	75,009	75,009
Derivative assets	23,579	23,579	—	15,747	7,832	13,926	13,926

Financial Liabilities

Total deposits	$3,453,363	$3,464,962	$—	$3,464,962	$—	$3,101,175	$3,104,204
Short-term debt	61,800	61,800	—	61,800	—	10,000	10,000
Long-term Federal Home Loan Bank advances	388,999	393,703	—	393,703	—	211,938	215,008
Junior subordinated debentures	89,602	87,901	—	87,901	—	15,464	11,436
Derivative liabilities	36,913	36,913	4,669	32,244	—	26,930	26,930

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

NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net interest income	$35,225	$31,038	$101,423	$75,385
Provision for loan losses	2,500	2,200	6,750	5,300
Net interest income after provision for loan losses	$32,725	$28,838	$94,673	$70,085

NOTE 16. SUBSEQUENT EVENTS

On October 19, 2012, the Company acquired all of the outstanding common shares of Beacon Federal Bancorp, Inc. (“Beacon Federal”).  Beacon Federal had seven banking offices primarily serving eastern New York State and has merged with and into Berkshire Bank.

Beacon Federal shareholders received 2.7 million shares of the Company common stock and $60 million in cash. As of October 19, 2012, Beacon Federal had assets with a carrying value of approximately $822.7 million, including loans outstanding with a carrying value of approximately $697.6 million, as well as deposits with a carrying value of approximately $622.2 million. The results of Beacon Federal’s operations will be included in the Company’s Consolidated Statement of Income from the date of acquisition. The Company incurred $0.7 million of merger and acquisition expenses related to the Beacon Federal merger for the nine months ended September 30, 2012.

As a result of the proximity of the closing of the merger with Beacon Federal to the date these consolidated financial statements are available to be issued, the Company is still evaluating the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in connection with this transaction is also yet to be determined.

This merger agreement had no significant effect on the Company’s financial statements for the periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2012 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 40.2% marginal effective income tax rate.  In the discussion, references to earnings per share refer to diluted earnings per share unless otherwise specified.

Berkshire Hills Bancorp (the “Company” or “Berkshire”) is headquartered in Pittsfield, Massachusetts. It had $4.6 billion in assets at September 30, 2012 and is the parent of Berkshire Bank — America’s Most Exciting BankSM (the “Bank”).  On April 20, 2012, Berkshire completed the acquisition of CBT — The Connecticut Bank and Trust Company, headquartered in Hartford, Connecticut.  On April 30, 2012, Berkshire acquired the net assets and operations of Greenpark Mortgage, headquartered in Needham, Massachusetts.  Berkshire’s operations and financial condition in this report include the impacts of these acquisitions.  On October 19, 2012, Berkshire completed the acquisition of Beacon Federal Bancorp, headquartered in East Syracuse, New York.  The Beacon impact will be recorded in the fourth quarter and is not included in the operations and financial condition in this report.  Including Beacon, Berkshire has about $5.5 billion in assets. It provides personal and business banking, insurance, and wealth management services through 73 full service branch offices in Western Massachusetts, Central and Eastern New York, North Central Connecticut, and Southern Vermont.  Berkshire also operates 10 lending offices for commercial and residential mortgage originations in central and eastern Massachusetts.  The Company also has two former Beacon branch offices held for sale in Tennessee.  Berkshire Bank provides 100% deposit insurance protection on all deposit accounts, regardless of amount, based on a combination of FDIC insurance and membership in the Depositors Insurance Fund (DIF). For more information, visit www.berkshirebank.com or call 800-773-5601.

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

Factors that could cause the results to differ materially from those described in the forward looking statements include, but are not limited to,  statements that can be found in the filings made by  Berkshire with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the proxy statement/prospectus filed pursuant to Rule 424(b)(3) on August 6, 2012, and the Risk Factors in Item 1A of this report.    Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results.  You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made.  Berkshire is not undertaking an obligation to update these forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

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

Allowance for Loan Losses. The allowance for loan losses is the Company’s estimate of probable credit losses in the loan portfolio at the financial statement date. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although management believes that it uses appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. Conditions in the local economy and real estate values could require the Company to increase provisions for loan losses, which would negatively impact earnings.

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

Income Taxes. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. In determining the valuation allowance, the Company uses historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carry-forward periods, tax planning opportunities and other relevant considerations. These underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination is made.

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

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

PER COMMON SHARE DATA
Net earnings, diluted	$0.46	$0.22	$1.10	$0.54
Total common book value	26.60	25.87	26.60	25.87
Dividends	0.17	0.16	0.51	0.48
Common stock price:
High	23.66	24.14	24.49	24.14
Low	21.19	17.11	20.15	17.11
Close	22.88	18.47	22.88	18.47

PERFORMANCE RATIOS (1)
Return on average assets	0.88%	0.45%	0.73%	0.36%
Return on average common equity	6.89	3.31	5.57	2.62
Net interest margin, fully taxable equivalent	3.50	3.74	3.62	3.52
Fee income/Net interest and fee income	28.35	22.20	25.91	25.07

ASSET QUALITY RATIOS
Net charge-offs (current period annualized)/average loans	0.27%	0.27%	0.25%	0.27%
Allowance for loan losses/total loans	0.97	1.07	0.97	1.07

CAPITAL RATIO
Stockholders’ equity to total assets	12.75%	13.38%	12.75%	13.38%

FINANCIAL DATA: (In millions)
Total assets	$4,634	$4,087	$4,634	$4,087
Total loans	3,418	2,955	3,418	2,955
Allowance for loan losses	33	32	33	32
Other earning assets	722	603	722	603
Total intangible assets	239	233	239	233
Total deposits	3,450	3,038	3,450	3,038
Total borrowings and debentures	537	237	537	237
Total common stockholders’ equity	591	547	591	547

FOR THE PERIOD: (In thousands)
Net interest income	$35,225	$31,038	$101,423	$75,385
Non-interest income	14,313	10,674	36,403	26,978
Provision for loan losses	2,500	2,200	6,750	5,300
Non-interest expense	32,162	34,710	96,540	86,522
Net income	10,029	4,392	23,859	9,104

(1)         All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(2)         Ratio calculations related to loans and deposits of discontinued operations have not been reclassified on the above schedule.

(3)         Generally accepted accounting principles require that loans acquired in a business combination be recorded at fair value, whereas loans from business activities are recorded at cost. The fair value of loans acquired in a business combination includes expected loan losses, and there is no loan loss allowance recorded for these loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for loans acquired in a business combination since these loans are recorded net of expected loan losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Other institutions may have loans acquired in a business combination, and therefore there may be no direct comparability of these ratios between and among other institutions.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,208	4.28%	$1,005	4.82%	$1,154	4.47%	$819	4.95%
Commercial loans	1,823	4.85	1,524	5.27	1,711	4.95	1,348	4.90
Consumer loans	368	3.97	377	4.17	370	3.98	323	3.92
Total loans	3,399	4.62	2,906	4.97	3,235	4.66	2,490	4.79
Securities	559	3.02	474	3.53	544	3.21	428	3.87
Short-term investments and loans held for sale	116	2.15	34	0.03	51	2.15	17	0.11
Total earning assets	4,074	4.27	3,414	4.72	3,830	4.38	2,935	4.63
Other assets	498		456		472		385
Total assets	$4,572		$3,870		$4,302		$3,320

Liabilities and stockholders’ equity
Deposits:
NOW	$291	0.28%	$257	0.49%	$287	0.28%	$234	0.38%
Money market	1,171	0.47	853	0.66	1,131	0.50	792	0.70
Savings	376	0.18	476	0.18	369	0.19	343	0.25
Time	1,039	1.48	1,030	1.67	1,020	1.48	859	1.95
Total interest-bearing deposits	2,877	0.78	2,616	0.95	2,807	0.79	2,228	1.08
Borrowings and debentures	531	1.70	253	3.34	397	2.17	251	3.35
Total interest-bearing liabilities	3,408	0.92	2,869	1.16	3,204	0.96	2,479	1.31
Non-interest-bearing demand deposits	538		432		493		353
Other liabilities	43		38		36		30
Total liabilities	3,989		3,339		3,733		2,862

Total stockholders’ equity	583		531		569		458
Total liabilities and stockholders’ equity	$4,572		$3,870		$4,302		$3,320

Net interest spread		3.35%		3.56%		3.42%		3.32%
Net interest margin		3.50		3.74		3.62		3.52
Cost of funds		0.80		1.01		0.84		1.15
Cost of deposits		0.66		0.82		0.68		0.93

Supplementary data
Total deposits (In millions)	$3,416		$3,048		$3,300		$2,582
Fully taxable equivalent income adj. (In thousands)	$623		$673		$1,930		$2,027

(1)         The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)         The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)         The above schedule includes yields associated with discontinued operations, although the related income is excluded from income from continuing operations on the income statement. The above schedule includes balances associated with discontinued operations in loans and deposits.

SUMMARY

During the third quarter and first nine months of 2012, Berkshire recorded significant growth in loans, deposits, revenues, and earnings as a result of its initiatives to build its franchise.  There was general improvement of profitability, and measures of capital, asset quality, and liquidity remained favorable.  Improvement has been realized in areas where Berkshire has been investing for growth, including commercial banking and regional expansion in Central/Eastern New York, Northern Connecticut, and Central/Eastern Massachusetts.  Major third quarter business achievements included:

•                  Ongoing organic growth of loans and deposits, including 38% annualized growth in commercial business loans and 19% annualized growth in demand deposit balances.

•                  Record mortgage banking volume due to Berkshire’s recent expansion into Eastern Massachusetts and accelerated refinancing demand resulting from record low mortgage interest rates.

•                  Conversion of the Company’s core banking systems in September.  In this major initiative, Berkshire converted to the FIS IBS service bureau platform, including related item processing and electronic banking solutions.  FIS is the world’s largest global provider dedicated to banking and payments technologies.  The new platform is intended to provide strategic benefits contributing to future efficiency, product capabilities, service delivery, integration, and scalability.  The Company also converted to the Oracle PeopleSoft General Ledger Suite to provide a robust, distributed, and scalable platform for financial accounting and internal control.

•                  Beacon merger activities, culminating in the completion of this acquisition on October 19, 2012.  Beacon had approximately $0.8 billion in total assets, with locations including four branch offices in Central New York and one branch office in Eastern Massachusetts.  Merger consideration in October included the issuance of 2.7 million new common shares and the payment of approximately $60 million in cash to former Beacon shareowners.

•                  Issuance of $75 million of subordinated debt near the end of the third quarter, providing cash used for the October Beacon acquisition, locking in fifteen year Tier 2 regulatory capital financing at a rate of 6 7/8% fixed for the first ten years, and reducing the weighted average cost of regulatory capital.

During the third quarter, Berkshire announced the appointment of Sheryl McQuade as Senior Vice President and Regional Commercial leader for its growing Hartford/Springfield region.  Ms. McQuade previously served this market as a senior manager at Bank of America.  Berkshire’s strategy in its major operating regions is to recruit a strong and prominent commercial leader who can leverage Berkshire’s  strengths to develop a sound commercial banking portfolio.  Berkshire also announced the appointment of Kevin Inkley as Senior Vice President, Retail Lending.  Mr. Inkley manages all areas of consumer lending, including the expanded residential mortgage operations.  Mr. Inkley previously was a senior vice president and director of residential sales and operations at Rockland Trust Company, the banking subsidiary of Independent Bank Corp.

Third quarter financial highlights included the following

•                  109% increase in earnings per share, compared to third quarter of 2011

•                  24% increase in earnings per share compared to second quarter of 2012

•                  19% increase in net revenue, compared to third quarter of 2011

•                  5% increase in net revenue compared to second quarter of 2012

•                  6% annualized  growth in loans

•                  38% annualized  growth in commercial business loans

•                  5% annualized growth in deposits

•                  19% annualized growth in demand deposit balances

•                  10% annualized growth in non-maturity deposits

•                  0.59% non-performing assets/total assets

•                  0.27% annualized net loan charge-offs/average loans

•                  1.00% core return on assets before $2.2 million in systems conversion and merger related charges

•                  0.88% return on assets including $2.2 million in systems conversion and merger related charges

Core return on assets is a non-GAAP financial measure of the profitability of normal operating activities.  This measure is widely used in the banking industry.  The $2.2 million in third quarter non-core charges consisted primarily of conversion costs related to the core systems conversion.  The core return on assets adjusts the return on assets to exclude these costs from earnings net of taxes ($1.4 million net adjustment in the third quarter).

The Company declared and paid a $0.17 per share common stock dividend in the third quarter.  Based on Berkshire’s performance and outlook, in October the Company declared an increase in the dividend to $0.18 per share, payable in November, which is a 6% increase over the prior level.  This dividend equates to a 3.2% yield based on the $22.40 average closing price of Berkshire’s common stock during the third quarter.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

Summary:   The annualized year-to-date rate of growth from business development before the CBT acquisition was 11% for loans and 6% for deposits due to Berkshire’s ongoing expansion in its regional markets.  The Company utilized additional borrowings to partially fund loan growth.  Overall measures of asset quality, capital, and liquidity remained strong through the first nine months of the year.  At period-end, 23% of total loans were recently acquired loans which were recorded at fair value in the last two years.

For the year-to-date, balance sheet growth included the impact of the CBT acquisition and the expanded mortgage banking operations.  Total assets increased by $0.6 million (16%), including approximately $0.3 billion related to CBT and $0.1 billion related to mortgage banking.   Most major categories of assets, liabilities, and equity increased as a result of the business combinations.  Assets and liabilities from discontinued operations at year-end 2011 were related to four former Legacy New York branches which were divested in January 2012.

Total equity increased by $38 million (7%), including retained earnings, together with $22 million in common stock issued for CBT merger consideration.  Total intangible assets increased by $15 million (7%) primarily due to merger related goodwill and core deposit intangibles.

Securities:  During the first nine months of the year, total investment securities increased by $40 million (7%) to $573 million due to $41 million added from CBT.  The portfolio continues to be mainly comprised of liquid short-duration, high quality debt securities.  Berkshire continues to focus on loan growth as the primary use of funds from deposit growth and the primary source of interest income.

To conform to Berkshire’s investment objectives, a significant portion of the CBT investment portfolio was sold around the time of the merger.  Berkshire’s held to maturity securities decreased due to runoff related to refinancing by a limited number of issuers.  Securities purchases consisted mainly of structured U.S. agency collateralized mortgage obligations with targeted average lives in the 2 – 5 year range.  Berkshire also continues to invest in dividend yielding equity securities of local financial institutions.  The yield on investment securities in 2012 decreased to 3.02% in the third quarter compared to 3.20% for the first nine months of the year due to the continuing yield compression related to persistent low interest rates.  The average life of the available for sale debt securities portfolio was estimated at 2.8 years at the third quarter-end, compared to 4.2 years at the start of the year.

The unrealized gain on investment securities increased slightly to 3% from 2% during the first nine months of 2012 due to the continuing decline in interest rates, despite the impact on yield of accelerated runoff and lower replacement yields.  The Company did not record any material losses or write-downs of investment securities in the first nine months of the year and none of the Company’s investment securities was other-than-temporarily impaired.  Losses on securities with unrealized losses declined to $3 million from $4 million.  Included in this total was one pooled trust preferred security with a cost of $2.6 million and an unrealized loss of $1.8 million at quarter-end, which was improved from an unrealized loss of $2.1 million at year-end 2011.  Interest payments have been suspended on this security, but it is classified as performing based on the Company’s financial analysis, and the impairment is viewed as temporary.  This security is described more fully in the notes to the consolidated financial statements.  There were several downgrades of corporate bonds and single issuer trust preferred securities during 2012, due primarily to changes in the ratings environment for large financial institutions.

Loans.  Total loans increased by $462 million (16%) in the first nine months of the year, including $210 million in acquired CBT loans.  Residential mortgage loans increased by $206 million and commercial loans increased by $257 million.  Excluding acquired CBT loans, all other loans from business development increased by $254 million, at an 11% annualized rate.

Berkshire has an ongoing focus on commercial lending in its footprint, particularly commercial middle market business loans where the Company believes it has the strongest competitive advantage and which are expected to result in strong relationships and the use of a variety of Berkshire’s products and services.  Commercial business loans increased by $158 million (39%) in the first nine months of the year.  This included a $92 million increase in asset based loan outstandings, together with expanded commercial lending in Eastern Massachusetts and New York, including loan participations with Beacon prior to its acquisition.  Commercial real estate loans increased by $99 million (9%) for the year-to-date, including a net $92 million increase in acquired commercial real estate loans due to the CBT acquisition.  Berkshire has reduced its originations of commercial real estate loans, as it pursues its strategy to rebalance its commercial portfolio with more emphasis on commercial business loans.

Berkshire continues to take commercial market share from national competitors as a result of the capabilities and responsiveness of the commercial banking teams that it has recruited in recent years.  Berkshire is adhering to strong underwriting and pricing disciplines as it captures larger market share with high grade loan originations in all of its commercial lending areas.  Berkshire has also enhanced its small business lending program, servicing smaller relationships through its branch network.  These relationships are expected to contribute more to future loan growth.

The $206 million increase in the residential mortgage portfolio included $7 million in acquired CBT mortgages, and a $199 million (19%) increase in balances from business development.  This increase consisted of fixed rate mortgages which were originated in the strong refinancing market that developed due to low interest rates and some firming of local real estate markets.  The increase included mortgages which were purchased from Greenpark Mortgage prior to its acquisition date, together with increased originations by the expanded mortgage banking operation.  The increase was net of certain mortgages sold in the first half of the year.  Berkshire utilized forward starting interest rate swaps to maintain an overall asset sensitive interest rate risk profile as measured by the sensitivity of net interest income.  Berkshire’s mortgage division, originates conforming and jumbo residential mortgages.  The Company increased its secondary market sales of newly originated mortgages in the third quarter of the year, with slower portfolio growth as a consequence.  For mortgages targeted for sale, the Company hedges its interest rate risk on rate locked mortgage applications through the use of derivatives contracts, supplemented by best efforts forward mortgage sales.

The acquired CBT loans had a carrying value $215.8 million and a fair value of $209.6 million.  The resulting $6.2 million fair value discount equated to 2.9% of the carrying value.  Including net loan charge-offs since the merger announcement, CBT loans were acquired at a 4.2% net discount from their previous carrying value, which was within Berkshire’s original estimates at the time of the merger agreement.  The nonaccretable portion of the $6.2 million discount totaled $5.6 million, which equated to 23% of the $23.7 million carrying value of the related loans.  The acquired CBT loans were concentrated in commercial loans, with a fair value of $187 million, and consisted primarily of real estate secured small business loans in the Greater Hartford area.

The loan yield was 4.62% in the third quarter and 4.70% for the first nine months of 2012.  The decline in yield generally reflects the impact of the lower interest rate environment on loan prepayments and originations.  This was primarily due to the impact of prepayments related to the surge in mortgage refinancing demand as a result of record low interest rates during the quarter.  This higher refinancing volume resulted in noncash writedowns of premiums on acquired and purchased loans.  The net income impact of these charges was more than offset by higher loan fee income related to mortgage originations, which reached record levels due to the refinancing volume.  The overall loan yield for the quarter and year-to-date included the benefit of acquired CBT commercial loans with higher than normal credit risk, which are assigned higher yields reflecting market yield requirements for these assets. The overall yield on the CBT loan portfolio was established at 6.0% based on the initial yield requirements as of the merger date.

Asset Quality.   Acquired loans are recorded at fair value and are categorized as performing regardless of their payment status.  Therefore, some overall portfolio measures of asset performance are not comparable between periods or among institutions as a result of recent business combinations.

The level of non-performing assets was $27 million at quarter-end, a slight increase compared to $26 million at the start of the year.  As noted above, all acquired CBT loans were classified as performing.  As a result, the ratio of non-performing assets to total assets decreased to 0.59% of total assets from 0.65% at year-end 2011.  The largest non-performing asset at quarter-end was approximately $2.4 million.  For loans from business activities, the ratio of non-performing loans to total loans was 0.88% at quarter-end, compared to 1.03% at the start of the year.

Accruing loans over 90 days past due increased  slightly to 0.38% of total loans at the third quarter-end, compared to 0.34% at the start of the year, including the addition of past due CBT loans which are classified as accruing under accounting principles for business combinations.  Loans delinquent 30-89 days increased slightly to 0.62% of total loans from 0.55%.  Foreclosed assets and troubled debt restructurings remained insignificant through the first nine months of the year.  Net loan charge-offs remained comparatively low at 0.25% of average loans in the first nine months of 2012.

Classified loans are loans rated substandard or lower in the Company’s internal risk rating system.  The ratio of classified loans/total loans decreased to 3.9% from 4.1% during the first nine months of 2012.   Classified loans include non-accruing loans, which were unchanged at 0.8% of total loans.  The remaining loans, measuring 3.1% of total loans, represent potential problem loans which could become non-performing based on known risks.  Included in these loans are acquired loans with credit impairment at acquisition date.  These loans were recorded at fair value at acquisition date and are generally being maintained as performing loans.  Including the CBT loans, the acquired classified loans increased to 1.0% of total loans at quarter-end, compared to 0.6% at the start of the year.  Classified accruing loans from business activities decreased to 2.2% of total loans from 2.7% due to ongoing problem asset resolution activities.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate.  The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date.  The ratio of the allowance to non-performing loans was 128% at the third quarter-end, and the allowance measured 4.1X annualized net loan charge-offs for the first nine months of the year.

The total amount of the loan loss allowance increased to $33.1 million from $32.4 million during the first nine months of the year.  The allowance related to loans from business activities was flat at $32 million, and the ratio of this allowance to loans from business activities decreased to 1.21% from 1.41%.  The majority of the growth in this portfolio was in residential mortgage loans, which have lower losses than other loan categories.  The allowance related to impaired loans from business activities was little changed, totaling $2.8 million at the third quarter-end.  The $0.7 million increase in the total allowance was primarily related to the allowance for acquired loans and reflected the emergence of new losses in non-impaired loans due to the passage of time for loans acquired in bank mergers in 2011.

Other Assets.  Loans held for sale increased from $1 million at the beginning of the year to $59 million at mid-year and then to $115 million at September 30, 2012.  This increase was due to the expansion of the mortgage banking operations and the record mortgage production due to heightened refinancing demand.  Mortgages are held for sale to longstanding secondary market relationships and are hedged in order to minimize interest rate risk from the time that interest rates are initially locked during the application process.  For loans held for sale, Berkshire enters into mandatory delivery or best efforts sale contracts with institutional secondary market purchasers.  For the first nine months of the year, total goodwill increased by $18 million including $14 million recorded for the CBT acquisition and $4 million recorded for the Greenpark acquisition.  The net deferred tax asset totaled $40.3 million at the nine month-end, compared to $39.7 million at the beginning of the year

Deposits and Borrowings.  Deposits increased by $349 million (11%) to $3.45 billion during the first nine months of the year, including $210 million in acquired CBT balances.  Excluding the acquired CBT balances, total deposits from business development increased by $137 million at a 6% annualized rate.

Non-maturity deposits from business development increased at a 10% annualized rate, with increases in all major account categories.  Berkshire continues to promote lower cost relationship oriented accounts in all of its markets, along with commercial deposits associated with its increased originations of commercial business loans and small business loans.  Berkshire has also benefited from ongoing de novo branch expansion in its Albany, New York region and has increased its commercial deposit acquisition in Eastern Massachusetts.  Excluding acquired CBT balances, time deposits decreased at a 3% annualized rate during the first nine months of the year, as the Company allowed higher cost maturing time accounts to run off.  The acquired CBT deposits included non-maturity accounts totaling $139 million and time deposits totaling $72 million serviced by CBT’s eight branches in the Hartford region.

The cost of deposits was 0.66% in the most recent quarter, decreasing slightly from 0.68% for the year-to-date.  Deposit costs reflect Berkshire’s pricing disciplines in the current low interest rate environment, along with the impact of the acquired deposit balances.  The initial cost established for the CBT time deposits based on the fair value analysis on the merger date was 0.63%, which is lower than the 1.48% year-to-date average cost for time deposits.  In its pricing process, Berkshire seeks to maintain a flexible balance between supporting business volume growth in its regional markets while also supporting its net interest margin in light of ongoing yield compression for earning assets.  Based on its continued earnings growth through the third quarter, Berkshire delayed further adjustments in deposit costs; the Company believes it has further capacity to adjust funding costs in future quarters if appropriate based on market and interest rate conditions.

Total borrowings increased by $299 million (126%) to $537 million, including $39 million in acquired CBT borrowings and $113 million related to the increase in mortgage loans held for sale.  The $147 million balance of borrowings growth was combined with deposit growth to fund the increase in loans from business development.  For much of the year, the new borrowings consisted of low cost overnight FHLBB advances.  Including these lower cost funds, the cost of borrowings decreased to 1.70% in the most recent quarter from 2.33% for the year-to-date.  Berkshire had approximately $470 million in additional borrowing capacity with the FHLBB at quarter-end.  Despite the increase in borrowings, Berkshire’s loan/deposit ratio remained below 100%, measuring 99% at period-end.

On September 28, 2012, the Company received an investment by institutional investors of $75 million in fifteen year senior subordinated notes issued by the Company.  The coupon on these notes is 6 7/8% fixed for the first ten years.  Proceeds were held on deposit with Berkshire Bank at period-end, which used the proceeds to reduce overnight borrowings.  Cash proceeds were primarily used to fund the cash consideration required for the acquisition of Beacon Federal Bancorp on October 19.  The notes qualify for Tier 2 regulatory capital treatment for bank holding companies.  As a savings and loan holding company, Berkshire Hills Bancorp is not presently subject to bank holding company regulatory capital requirements, but it is expected to become subject to these requirements in the future based on proposed regulatory changes.  One of the Company’s objectives with this capital placement was to reduce the long term cost of regulatory capital by obtaining fixed rate regulatory capital with tax deductible interest at this time of record low interest rates.

Derivative Financial Instruments and Hedging Activities.  The total notional value of derivatives increased by $709 million (123%) to $1.29 billion at period-end from $578 million at the start of the year.  The increase primarily resulted from a $606 million increase in derivatives related to mortgage banking activities.  Additionally, Berkshire recorded a $70 million increase in cash flow hedges related to asset liability management and the increase in the residential mortgage portfolio.  Berkshire also recorded a $76 million increase in economic hedges related to the sale of commercial interest rate swaps to commercial customers.  Due to the expansion of mortgage banking activities, interest rate lock commitment derivatives for mortgage applications in process and intended for sale increased to $276 million.  Forward commitments totaled $331 million and were used to hedge interest rate risk in the mortgage pipeline.

As noted previously, the Company generally funded its $206 million net increase in residential mortgages with deposits and overnight borrowings.  In order to hedge some of the interest rate risk related to the borrowings, the Company entered into cash flow hedges, resulting in a net increase totaling $70 million.  Most of these hedges were forward starting interest rate swaps that were targeted to begin in 1.5 years and have an average life of 4.4 years once the cash flows are started.  The fair value unrealized loss on cash flow hedges increased by $3 million to $12 million during the year-to-date due to the decrease in interest rates.  This unrealized loss was generally offset by unrealized gains in the fair value of loans due to the interest rate environment.  The increase in economic hedges related to a net increase totaling $38 million in interest rate swaps with commercial loan customers, which were offset by a matching amount of interest rate swaps entered into with approved national correspondent banks.

Stockholders’ Equity.  Total stockholders’ equity increased by $38 million (7%), including $22 million in common stock issued as CBT merger consideration.  Berkshire issued 965 thousand shares for the CBT acquisition at an average value of $22.80 based on the closing price of Berkshire’s stock prior to the acquisition.  For the first nine months of 2012, net income of $24 million funded cash stock dividends to shareholders of $11 million and contributed to a $13 million increase in retained earnings.  During the first nine months of the year, 108 thousand restricted stock grants were recorded for $2.7 million, pursuant to the Company’s equity compensation plan, with most vesting on an annual step basis over three years based on time and performance criteria.

The ratio of tangible equity/ tangible assets decreased to 8.0% from 8.8% during the first nine months of the year.  Tangible equity is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets, which increased by $15 million to $239 million due to the CBT and Greenpark acquisitions.  The increase in intangibles mostly offset the increase in equity from the CBT merger consideration, and the ratio of tangible equity/tangible assets decreased due to the 16% increase in total assets as a result of growth in loans and loans held for sale.  Tangible book value per share increased to $15.86 from $15.60 as the benefit of retained earnings offset dilution from the business combinations.  Total book value per share increased to $26.60 from $26.17 as the benefit of retained earnings offset the dilution from the $22.80 market price recorded for the issuance of shares in the CBT acquisition.  Berkshire Bank’s risk based capital ratio measured 11.2% at the quarter-end, compared to 11.3% at the start of the year.  This reflected the business combinations, the growth in loans from business development, and adjustments to certain risk weighting factors.  The ratio of equity/assets decreased to 12.8% from 13.9% due to the asset growth.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Summary:    Berkshire’s third quarter and year-to-date operating results improved in 2012 compared to 2011.  Berkshire has benefited from positive operating leverage with revenue growth exceeding expense growth.  These benefits also contributed to an improvement in third quarter results compared to prior quarter results.  This has been due to the combination of organic growth, acquisitions, and improvements in efficiency.  The positive operating leverage has also been reflected in profitability measures including return on assets, return on equity, and return on tangible equity.  Berkshire believes that its results show good progress towards its objectives to produce a return on assets exceeding 1% and a return on equity exceeding 10%.  Including the benefit of the recent Beacon acquisition, Berkshire plans to make further progress towards achieving these profitability objectives.  The Company has maintained an asset sensitive net interest income profile, as management has chosen to sacrifice current yield to protect earnings in the event of future rate increases.  The Company is also absorbing the costs of ongoing branch and business expansion in its cost of operations.  Berkshire is balancing current period earnings growth with disciplines and investments to protect future earnings.  The Company believes that its expansion has provided it with a number of diversified levers that it can utilize to continue to generate earnings and market share growth.

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

Third quarter net income increased by $5.6 million (128%) to $10.0 million, and earnings per share increased by $0.24 (109%) to $0.46.  The Company had projected that the ongoing operations of the acquired entities would contribute approximately $0.07 per share to quarterly earnings.  The $0.24 increase in third quarter earnings per share includes the aforementioned combined benefits of positive operating leverage, in addition to the contribution from the acquired entities.  Nine month net income increased by $14.8 million (162%) to $23.9 million, and earnings per share increased by $0.56 (104%) to $1.10.

Results in all periods included merger and conversion related charges.  In the most recent quarter, these charges totaled $2.2 million ($1.4 million after-tax), and earnings per share were $0.52 cents before these charges.  The Company views these adjusted earnings per share as reflective of its ongoing rate of earnings generation in the most recent quarter.  During this quarter, Berkshire’s return on assets was 0.88% and its return on equity was 6.9%.  Based on earnings before the merger and conversion related charges, the return on assets was 1.00% and the return on equity was 7.8%.  Berkshire’s generation of tangible equity includes the benefit of its net income before the amortization of intangible assets.  This amortization totaled $1.3 million ($0.06 per share) in the most recent quarter.

Revenue.   For the first nine months of the year, net revenue increased by 35% to $138 million.  This included the benefit of organic growth as well as the business combinations.  Third quarter net revenue increased by 19% to $50 million in 2012 compared to 2011.  Annualized third quarter revenue per share was $8.99 in 2012 compared to $8.30 in 2011.

Revenue growth includes growth in net interest income contributed from acquired bank operations and growth in non-interest income contributed from expanded mortgage operations.  Non-interest income measured 29% of total net revenue in the most recent quarter.  Berkshire targets to increase the ratio of fee income to total net revenue to 30% or higher as a result of additional cross sales in new markets along with further wallet share growth in existing markets.

Net Interest Income.  Growth in net interest income has included the benefit of organic volume growth as well as the business combinations.  Berkshire’s goal is to generate ongoing growth in net interest income, driven by market share gains in loan volume.  Together with accompanying growth in fee income, this is intended to produce growth in net income and profitability metrics.

Third quarter net interest income increased by 13% to $35.2 million in 2012 compared to 2011.  Third quarter 2012 net interest income increased at a 2% annualized rate compared to the prior quarter.  For the first nine months of the year, net interest income increased by 35% to $101 million, including the benefit of the acquisitions.

The net interest margin was 3.50% in the third quarter of 2012, compared to 3.70% in the prior quarter and to 3.74% in the third quarter of 2011.  As discussed below, the decrease from the prior quarter reflected approximately 10 basis points in noncash adjustments related to volatility in loan prepayments.  Margin compression has also reflected the continuing effects of yield compression on earning assets in the ongoing low interest rate environment.

For the first nine months of the year, the net interest margin was 3.61% in 2012 compared to 3.52% in 2011.  Generally the impact of the bank acquisitions was favorable to the net interest margin.  Acquired bank loans and deposits are marked to fair value based on market interest rates at the time of the merger.  Additionally, acquired loans with higher than normal credit risk are assigned higher asset yields based on market expectations for such loans, and all non-performing acquired loans are classified as accruing based on the imputed asset yields.

Another impact of the bank acquisitions has been to increase the volatility of the quarterly net interest margin.  The marking of loans to fair value results in the recordation of premiums and discounts at the loan level for acquired loans.  Loan prepayments result in the elimination of these premiums and discounts with an offset to net interest income.  Variability in prepayments results in variability in net interest income and the net interest margin from quarter to quarter.

Net interest income includes a non-cash credit related to the net accretion of purchase accounting adjustments.  This net credit to 2012 net interest income totaled $1.8 million in the third quarter and $5.3 million for the first nine months.  The benefit of this credit to net income was largely offset by the noncash amortization of intangible assets which totaled $1.3 million and $4.0 million for these periods, respectively.  The net loan credit was $0.8 million in the third quarter, compared to $2.3 million for the year-to-date.  Mortgage loan yields decreased, which was largely attributable to $0.5 million in quarterly charges as a result of higher prepayments related to increased mortgage refinancings, which was discussed previously in the discussion of changes in financial condition.  Second quarter net interest income included a $0.6 million noncash credit related to the prepayment of one acquired commercial loan.  The combined impact of this credit and the mortgage related charge was to reduce net interest income and the net interest margin in the most recent quarter.  The net income impact of the noncash charges to net interest income was more than offset by the increase in mortgage fee income also resulting from the higher demand for mortgage refinancings in the most recent quarter.

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

Non-Interest Income.  Non-interest income increased by $3.6 million (34%) to $14.3 million in the third quarter and by $9.4 million (35%) to $36.4 million in the first nine months of 2012 compared to 2011.  This included the benefit of organic growth as well as the business combinations.  Non-interest income increased by 16% in the most recent quarter compared to the prior quarter.

Most of the increase in non-interest income has resulted from the contribution of the expanded  mortgage operations to loan fee income.  Total net mortgage origination fee income was $4.3 million in the most recent quarter and $7.8 million for the first nine months of 2012, compared to $0.1 million and $0.2 million in the comparable periods of 2011.  Residential mortgage originations totaled $392 million for the quarter and $696 million for the year-to-date. Including its expanded eastern Massachusetts operations, Berkshire is an increasingly important supplier of consumer credit supporting the region’s housing market and helping individuals take advantage of the record low mortgage rates.

The third quarter ratio of annualized deposit fees to average deposits increased to 0.44% from 0.51% due primarily to the lower fee services offered by the acquired banks.  Nine month insurance fees decreased due to a change in Berkshire’s arrangements with its insurance carriers.  Beginning in 2012, Berkshire has renegotiated its compensation arrangements with insurance carriers to substantially reduce the reliance on seasonal contingency income without reducing expected total yearly income.  In previous years, Berkshire has had significant seasonality in its insurance revenues in the first two quarters of the year.  Berkshire is experiencing some improvement in business volume and pricing conditions in its insurance business lines.  Berkshire has also produced new business development in its wealth management business at an annualized rate in excess of 10% in 2012.  Growth in wealth management fee income has also included the contribution from the wealth management operations acquired as part of the Legacy merger.

Non-interest income in 2011 included a 2.0 million non-recurring gain on the Legacy stock owned by Berkshire that was credited to income in the third quarter due to the accounting for business combinations as of the date of the acquisition.  Included in other non-interest income is income on bank owned life insurance policies which totaled $0.6 million and $1.9 million in the third quarter and first nine months of 2012, respectively.  Additionally, the Company records a loss on investment tax credit limited partnership interests which is offset by a credit to income tax expense representing the net tax benefit of these investments in renewable energy, low income housing, and other tax credit partnerships.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end.  The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the allowance was included in the discussion of financial condition.  The loan loss provision increased in 2012 compared to 2011 due primarily to the impact on the allowance of changes related to loans from business activities, along with general reserves recorded on acquired loans based on losses emerging after acquisition date.  The provision exceeded the level of net loan charge-offs, resulting in an increase in the total allowance for loan losses.

Non-Interest Expense.  Non-interest expense increased in 2012 primarily due to the impact of the business combinations, together with costs related to organic growth.  Non-interest expense included merger and conversion related expenses in both 2012 and 2011.  Non-interest expense in the most recent quarter decreased by

6% from the prior quarter, and decreased by 1% excluding merger and conversion related costs.  Berkshire’s goal is to minimize expense growth in order to generate positive operating leverage of revenue growth.

Merger and conversion related expenses totaled $10.5 million for the first nine months of 2012 which was generally within the range of management’s expectations for the CBT merger and systems conversion costs.  Included in these costs were $2.3 million related to Legacy, $3.2 million related to CBT, $0.5 million related to Greenpark, $0.7 million related to Beacon, and the remaining $3.8 million was primarily systems conversion costs.  Total annualized non-interest expense was 2.81% of average assets in the most recent quarter, compared to 3.59% in the same quarter of 2011.  Excluding merger and conversion related expenses, the total improved slightly to 2.62% from 2.65% for these periods respectively.  The Company is focused on improving its ongoing efficiency as a result of its growth and disciplined expense management.  The Company utilizes Six Sigma process management techniques under the administration of its project management.  Berkshire expects to continue to engage in process re-engineering to obtain further benefits from its core systems conversion in the future.

Full time equivalent staff totaled 897 at September 30, 2012, including 51 positions added as a result of the CBT acquisition and 94 positions added as a result of the acquisition of the Greenpark operations.  The Company had 760 full time equivalent positions at the start of the year, before these acquisitions.  Excluding the CBT and Greenpark staff, the rest of the staff totaled 752 full-time equivalent positions at quarter-end decreasing by 8 positions despite the continuing organic and de novo expansion of the Company.

Income from Continuing and Discontinued Operations.  Income from continuing operations was not significantly different from net income for all periods except the first nine months of 2012 due to charges recorded in the first quarter in conjunction with the divestiture of four former Legacy branches.  The $0.6 million net loss from discontinued operations included the costs of completing the sale, and a $0.4 million charge to income tax expense due to the non-deductibility of the goodwill associated with these branches.

Income from continuing operations was net of income tax expense.  The effective income tax rate for this income was 33% in the most recent quarter, which was higher than the 29% rate for the first nine months of 2012 and the 14% rate for the first nine months of 2011.  The increase in rate is primarily due to the higher level of pretax income and the lower proportionate benefit of tax advantaged income from investments and bank owned life insurance.

Results of Segment and Parent Operations.  Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance.  Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed.  In the insurance segment, nine month revenues decreased year-to-year as a result of the reduction in seasonal contingency income resulting from the renegotiation of contracts with insurance carriers.  Seasonal insurance earnings were similarly reduced.  Parent non-interest expense included merger related charges in both years.  Most of the parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.

Total Comprehensive Income. Total comprehensive income includes net income together with other net comprehensive income.  Total comprehensive income was within 10% of net income for all periods reported except for the third quarter of 2011.  In most periods, interest rate related increases in the fair value of securities were generally offset by decreases in the fair value of derivative hedges.  In the third quarter of 2011, unrealized losses on certain securities caused comprehensive income to be measured at $3.5 million compared to net income of $4.4 million.

Liquidity and Cash Flows.  Net proceeds from borrowings and deposit growth were the primary source of funds in the first nine months of 2012.  The primary uses of funds were net loan growth and growth in mortgage loans held for sale.  Deposit growth is expected to be the primary source of funds in the future, and net loan growth is expected to continue to be the primary use of funds.  FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes.  The Company also uses interest rate swaps in managing its funds sources and uses.  At the end of the most recent quarter, the Company had approximately $470 million in borrowing availability with the Federal Home Loan Bank.  The Beacon acquisition on October 19, 2012 required the use of approximately $60 million to fund cash consideration for 50% of the Beacon shares.  Additionally, Berkshire plans to divest two Tennessee branches to be acquired as part of the Beacon business combination, and to receive cash proceeds from this divestiture.

Berkshire Hills Bancorp had a cash balance totaling $82 million as of September 30, 2012, which was on deposit with Berkshire Bank.  This includes approximately $73 million raised in the subordinated debt offering, net of issuance discount and placement fees.  The $60 million cash consideration for the Beacon acquisition was paid from these funds in October.  The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  The Parent also has a $10 million revolving line of credit provided by a correspondent bank.  The primary uses of funds by the parent include the payment of cash dividends on common stock and debt service,  The Parent had a $16 million cash balance at the start of the year, which was used to pay the $9 million in cash consideration for the CBT acquisition.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements.  At September 30, 2012, Berkshire Bank continued to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2011 Form 10-K.

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

The Company issued 965 thousand shares of common stock as partial consideration for the shares of The Connecticut Bank and Trust Company on April 20, 2012.  On  October 19, 2012, the Company issued approximately 2.7 million shares of common stock as consideration for 50% of the Beacon  Federal  shares.  Additionally, on September 28, 2012, the Company issued $75 million of subordinated debt, with the proceeds primarily planned to be used as cash consideration for 50% of the Beacon Federal shares.

As a Savings and Loan Holding Company, the Company is not required to meet specific required capital ratio requirements under current federal regulations, although such requirements will become effective in the future.  The subordinated debt issued by the Company in the most recent quarter is intended to qualify as Tier 2 regulatory capital for bank holding companies, and the Company expects that these requirements will be extended to Savings and Loan Holding Companies in the future.

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

Information about derivative financial instruments and hedging activities is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.  In acquiring the operations of Greenpark Mortgage, Berkshire established these operations as a division of the bank and continued to operate this business line with the same management, team, and procedures.  These include the procedures for rate locking and committing to the origination of residential mortgages, the forward sale of mortgage backed securities through approved brokers to hedge interest rate risk in the mortgage pipeline, and the use of mandatory and best efforts contracts with established institutional buyers for the sale of the originated mortgages on a servicing released basis.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements.  There were no significant changes in the fair value measurement methodologies during the first nine months of the year, except that the expansion of mortgage loans held for sale and derivatives expanded the scope of instruments requiring measurement.  Acquired CBT and

Greenpark assets and liabilities were recorded at fair value as of the acquisition dates and there were no significant changes in these values during the quarter.

ITEM 3.                                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk nor in the Company’s net market risk position during the first nine months of 2012.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2011.

As discussed in Item 2, Berkshire has a targeted position to maintain a moderately asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.  During the first nine months of the year, the primary balance sheet changes from business activities were growth in fixed rate residential mortgages and growth in overnight FHLBB borrowings.  The Company also increased its use of forward starting interest rate swaps on FHLBB borrowings.  The acquisitions of CBT and the Greenpark operations also affected the balance sheet but did not significantly change the overall measures of interest rate sensitivity.  Growth in commercial business loans and mortgage loans held for sale increased the volume of short term variable rate assets, while the new subordinated debt provided additional long term fixed rate financing.  The net impact of these changes was a modest reduction in the Company’s asset sensitive net interest income sensitivity.  The Company estimates that its asset sensitivity has decreased by approximately half as a result of the changes in the first nine months of the year.

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

Berkshire completed the acquisition of Beacon Federal Bancorp on October 19. 2012.  The assets and liabilities of Beacon will be recorded at fair value as of the acquisition date.  Berkshire has taken steps to adjust Beacon’s asset liability structure as of the merger date and it is expected that Berkshire will be able to maintain its targeted interest rate sensitivity profile including the acquired Beacon balance sheet with modifications.

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

In the third quarter of 2012, the Company completed the conversion of its core banking system to FIS and its general ledger and certain supporting systems to PeopleSoft. Except for those changes, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to have, a material effect on our internal controls over financial reporting.

PART II

ITEM 1.                                                LEGAL PROCEEDINGS

As of September 30, 2012, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks. Additional risks and uncertainties not currently known or that currently deemed to be immaterial, could adversely affect the Company’s business, financial condition and/or operating results. Additionally, the Company has reported risk factors in the stock registration and proxy/prospectus forms filed with the SEC related to the CBT and Beacon acquisitions.  While the CBT, Greenpark, and Beacon mergers have been completed, the Company continues to recognize the risks related to integration, regulation, and management of the acquired operations which were previously identified in the subject SEC filings. Similarly, the Company completed the conversion of its core processing system in the third quarter, but in the near term continues to recognize the risks related to the utilization, integration, and internal control of its new systems, and the risks related to the planned integration of the CBT and Beacon systems with the new core banking system.

Additional risk factors which have been identified in the first nine months of 2012 include the following:

Derivatives and Counterparty Risks Have Increased Due to the Expanded Mortgage Operations.

The total notional amount of derivative financial instruments approximately doubled to $1.2 billion in the first nine months of 2012, largely due to the expanded mortgage operations.  The increase includes customer interest rate lock commitments on applications for mortgages that Berkshire intends to sell, and forward sales of securities intended to hedge the interest rate risk of these rate lock commitments until the loans are closed and sold.  These activities involve new derivative instruments and new broker/dealer counterparties, as well as the utilization of a new vendor responsible for managing the hedging position.  Additionally, Berkshire sells closed loans on a servicing released basis under mandatory and best efforts contracts to institutional secondary market purchasers which are new counterparties for Berkshire.  Berkshire could experience losses if there are failures in the controls or accounting for these activities or if there are performance failures by any of these new counterparties.  The risk of loss is increased if interest rates change suddenly and the intended hedging objectives are not achieved as a result of market or counterparty behaviors.

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

New Subordinated Debt May Affect the Company’s Future Profitability and Ability to Service Its Obligations and Provide Dividends to Shareholders.

The Company issued $75 million in subordinated debt at the parent level in the most recent quarter.  Proceeds from this debt were primarily used as partial consideration for the Beacon merger on October 19, 2012.  The merger of Beacon into Berkshire Bank is expected to produce earnings accretion which will provide additional cash flow to service the new subordinated debt.  The Company relies primarily on payments from Berkshire Bank which could be interrupted in the future due to economic or regulatory changes.  The additional leverage at the parent could affect its access to other sources of funds and the general adequacy of its liquidity.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Information regarding the Company’s sale of $75 million in subordinated debt in a private placement offering was disclosed in the Company’s Form 8-K filed with the SEC on September 26, 2012.

(b)         Not applicable.

(c)          The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2012.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2012 (1)	4,611	$22.00	—	97,993
August 1-31, 2012	—	—	—	97,993
September 1-30, 2012	—	—	—	97,993
Total	4,611	$22.00	—	97,993

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

10.14                 Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (10)

10.15                 Form of Split Dollar Agreement entered into with Michael P. Daly, Kevin P. Riley, Sean A. Gray, Richard M. Marotta and Linda A. Johnston (11)

10.16                 Endorsement Agreement between Geno Auriemma and Berkshire Bank, dated as of May 17, 2012 (3)

10.17                 Form of Note Subscription Agreement (12)

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                           Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements (13)

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

(12)        Incorporated herein by reference from the Exhibit to the Form 8-K as filed on September 26, 2012.

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

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2012	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: November 9, 2012	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial
Officer