Form 10-K
period 2012-12-31
BERKSHIRE HILLS BANCORP INC
filed 2013-03-18
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-51584

BERKSHIRE HILLS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3510455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 North Street, Pittsfield, Massachusetts	01201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (413) 443-5601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $476 million, based upon the closing price of $22.00 as quoted on the NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 14, 2013 was 25,348,594.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission.  Additionally, actual results from recent business combinations could differ materially from expected results, including difficulties in achieving cost savings from the merger or in achieving such cost savings within the expected time frame, along with difficulties in achieving targeted revenues from the merged operations.  You should not place undue reliance on forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

GENERAL

Berkshire Hills Bancorp (“Berkshire” or “the Company”) is headquartered in Pittsfield, Massachusetts.  Berkshire Hills Bancorp, Inc. is a Delaware corporation and the holding company for the Berkshire Bank (“the Bank”) and Berkshire Insurance Group (“BIG”).  Established in 1846, the Bank is one of Massachusetts’ oldest and largest independent banks and is the largest banking institution based in Western Massachusetts.

The Company profiles itself as follows:

During 2012, Berkshire transferred the listing of its common shares from NASDAQ to the New York Stock Exchange while retaining the trading symbol “BHLB”.  At year-end 2012, Berkshire’s closing stock price was $23.86 and 25.1 million common shares were outstanding.  Berkshire is a regional bank and financial services company providing the service capabilities of a larger institution and the local focus and responsiveness as a local partner to its communities.  The Company seeks to distinguish itself based on the following attributes:

•                  Strong growth from organic, de novo, product and acquisition strategies

•                  Positive operating leverage elevating long term profitability

•                  Solid capital, core funding and risk management culture

•                  Experienced executive team focused on earnings and stockholder value

•                  Distinctive brand and culture as America’s Most Exciting Bank

•                  Diversified integrated financial service revenues

•                  Positioned to be regional consolidator in attractive markets

The Bank operates under the brand America’s Most Exciting Bank® and portrays its brand and culture as follows:

The Bank has 75 full-service banking offices and 10 lending offices in its New England and upstate New York footprint, which extends along Interstate 90 from Boston to Syracuse, and along Interstate 91 from Hartford into Vermont.  The Bank’s operations include those acquired as a result of four bank mergers in the last two years:

•                  Rome Bancorp, Inc. (“Rome”) in April 2011, headquartered in Rome, NY

•                  Legacy Bancorp, Inc. (“Legacy”) in July 2011, headquartered in Pittsfield, MA

•                  The Connecticut Bank and Trust Company (“CBT”) in April 2012, headquartered in Hartford, CT

•                  Beacon Federal Bancorp, Inc. (“Beacon”) in October 2012, headquartered in Syracuse, NY

The Bank’s operations also include mortgage operations from Greenpark Mortgage Corporation (“Greenpark”) acquired in April 2012, headquartered in Needham, MA.

The Bank serves the following regions:

•                  Western New England, with 27 banking offices, including the Company’s headquarters in Pittsfield, MA.   This region includes Berkshire County, MA, which is the Company’s traditional market, where it has a leading market share in many of its product lines.   This region also includes Southern Vermont, and many of the region’s branches are in communities close to Route 7, which runs north/south through the valleys to the west of the Berkshire Hills and Green Mountains.  This region is within commuting range of both Albany, New York and Springfield, Massachusetts and is known throughout the world as a tourist and recreational destination area, with vacation and second home traffic from New York City.  The Pittsfield 2011 MSA GDP totaled $5 billion.  At year-end 2012, the Company had approximately $1.3 billion in loans and $1.6 billion in deposits in its Western New England Market.

•                  New York, with 27 banking offices serving the Albany Capital District and Central New York.  The Albany area represents a de novo expansion by the Company begun in 2005.  Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment.  The Company’s presence in this area is largely due to its de novo branch expansion, including four offices opened in 2012.  The Company’s Central New York area includes operations in the Rome/Utica MSA, which were acquired with the Rome merger, together with operations in the Syracuse MSA, which were acquired with the Beacon merger.  The Albany/Schenectady 2011 MSA GDP was $41 billion, and the Rome/Utica/Syracuse total 2011 MSA GDP was $37 billion.  At year-end 2012, including Beacon operations on a pro forma basis, Berkshire had approximately $1.4 billion in loans and $1.6 billion in deposits in the New York region.  This included balances in two Tennessee branches which were part of the Beacon operations.  Loans and deposits in these two branches were each less than $0.1 billion.

•                  Hartford/Springfield, with 20 banking offices serving the market along the Connecticut River in this region, which is the second largest economic area in New England.  The Bank’s operations here include operations acquired with the CBT merger in 2012.  This region is centrally located between Boston and New York City at the crossroads of Interstate 91, which traverses the length of New England and Interstate 90, which traverses the width of Massachusetts.   This region also has easy access to Bradley International Airport, which is a major airport serving central New England.  The Hartford/Springfield combined 2011 MSA GDP was $107 billion.  At year-end 2012, Berkshire had approximately $0.8 billion in loans and $0.8 billion in deposits in this region.

•                  Eastern Massachusetts, with ten lending offices and one branch office located in towns west and north of Boston.  Eastern Massachusetts is the largest economic area in New England, and the Company’s banking operations extend to Worcester which is within the commuting and commerce area of Boston.  The Bank’s Asset Based Lending Group is headquartered in this region, and serves middle market businesses throughout the Company’s footprint.  At year-end 2012, including the Beacon branch on a pro forma basis and all asset based loans, Berkshire had approximately $0.5 billion in loans and $0.1 billion in deposits in this region.  Loans include residential mortgage loans in Eastern Massachusetts acquired from secondary market sources.

These regions are viewed as having favorable demographics and provide an attractive regional niche for the Bank to distinguish itself from larger super-regional banks and smaller community banks while serving its regional market area. The Company’s markets have experienced less exposure to speculative development, real estate inflation, and subprime lending activities compared to many other regions of the country.  As a result of its growth, the Company has increased and diversified its revenues both geographically and by product type and this has improved its flexibility in pursuing growth opportunities as they arise.  The Company’s regions have competitive economic strengths in precision manufacturing, distribution, technology, health care, and education which are expected to continue to support above average personal incomes and wealth.  The Company believes it has attractive long term growth prospects because of the Bank’s positioning as one of the leading regional banks in its markets with the ability to serve retail and commercial customers with a strong product set and responsive local management.  The Company also has a goal to deepen its wallet share as a result of its focused cross sales program across its various business lines including insurance and wealth management.   As a result of its bank acquisitions, the Company has a limited amount of loan and deposit business located outside of its New England and New York regional market which is not viewed as material to its condition, operations, and strategies.

In addition to business acquisitions, Berkshire’s expansion has been based on team and talent recruitment.  In 2012, this included the recruitment of the Eastern Massachusetts mortgage banking team, the recruitment of new commercial banking leadership in Hartford and Syracuse, and the integration of the Central/Eastern commercial team recruited in December 2011.  The Company also pursues organic growth through ongoing business development, de novo branching, and product development.  The Bank promotes itself as America’s Most Exciting Bank®.  It has set out to change the financial service experience.   Its vision is to excel as a high performing market leader with the right people, attitude, and energy providing an engaging and exciting customer and team member experience.  This brand and culture statement is expected to drive customer engagement, loyalty, market share and profitability.  Similarly, this focus on performance underlies Berkshire’s strong growth, improved efficiency, investment in infrastructure, and solid execution of acquisition due diligence and integration.

The Company offers a wide range of deposit, lending, insurance, and wealth management products to retail, commercial, not-for-profit, and municipal customers in its market areas.  The Company’s product offerings also include retail and commercial electronic banking, commercial cash management, and commercial interest rate swaps.  The Company stresses a culture of teamwork and performance excellence to produce customer satisfaction to support its strategic growth and profitability.  The Company utilizes Six Sigma tools to improve operational effectiveness and efficiency.  The Company converted its core banking systems to a new scalable technology platform in 2012, with goals to enhance service, efficiency, reliability, customer relationship management, distribution channels, product quality, and revenue generation.  The systems provide deeper and more granular customer and operational data that Berkshire expects to mine in order to better inform its strategic direction and business execution.

The Company has recruited executives with experience in regional bank management and has augmented its management team as it has expanded into a diversified regional financial services provider.  The Company has invested in its infrastructure in order to position itself for further growth as a regional consolidator with an objective of filling in and expanding its footprint in its New England and New York markets.  The Company completed four bank acquisitions in 2011 and 2012 which contributed strongly to accretion in earnings per share and which were absorbed while the Company also accreted tangible book value per share based on strong internal capital generation.

COMPANY WEBSITE AND AVAILABILITY OF SECURITIES AND EXCHANGE COMMISSION FILINGS

Information regarding the Company is available through the Investor Relations tab at www.berkshirebank.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at www.sec.gov and at www.berkshirebank.com under the Investor Relations tab.  Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.

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

LENDING ACTIVITIES

General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies and governmental budgetary matters.   Most of the Bank’s loans are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets.  Loan portfolios acquired in business combinations include national commercial real estate loans acquired with Legacy and Tennessee commercial loans acquired with Beacon.  The Company is reducing these acquired portfolios.  The Bank does not engage in subprime lending activities targeted towards borrowers in high risk categories. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases.  In 2012, the Bank acquired residential mortgage banking operations in Eastern Massachusetts which primarily originate residential mortgages for sale.  Excluding mortgage banking operations, the Bank retains most of the loans it originates, although the Bank generally sells its longer-term, fixed-rate, one to four-family residential loans and sometimes buys and sells participations in some commercial loans.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.  Further information about the composition of the loan portfolio is contained in the Loans footnote in the consolidated financial statements.

Item 1 - Table 1 - Loan Portfolio Analysis

	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(In millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Residential mortgages	$1,324.3	33%	$1,020.4	34%	$645.0	30%	$609.0	31%	$677.2	34%

Commercial mortgages	1,413.5	35	1,156.2	39	925.6	43	851.8	43	805.5	40
Commercial business	600.1	15	410.3	14	286.1	13	186.0	10	178.9	9
Total commercial loans	2,013.6	50	1,566.5	53	1,211.7	56	1,037.8	53	984.4	49

Consumer	650.7	17	369.6	13	285.5	14	314.8	16	345.5	17
Total loans	$3,988.6	100%	$2,956.5	100%	$2,142.2	100%	$1,961.6	100%	$2,007.1	100%

Allowance for loan losses	(33.2)		(32.4)		(31.9)		(31.8)		(22.9)
Net loans	$3,955.4		$2,924.1		$2,110.3		$1,929.8		$1,984.2

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

The Bank generally sells most of its newly originated fixed rate mortgages.  It also monitors its interest rate risk position and sometimes may decide to purchase or sell seasoned mortgage loans in the secondary mortgage market.  The Bank is approved as a direct seller to Fannie Mae, retaining the servicing rights.  Beginning in 2012, the Bank sells the majority of its mortgages to national institutional secondary market investors on a servicing released basis.  Sales of mortgages generally involve customary representations and warranties and are nonrecourse in the event of borrower default.  The Bank is also an approved originator of loans for sale to the Federal Housing Administration (“FHA”), U.S. Department of Veteran Affairs (“VA”), and state housing agency programs.

The Bank offers adjustable rate (“ARM”) mortgages which do not contain interest-only or negative amortization features.  After an initial term of six months to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities.  ARM loan interest rates may rise as interest rates rise, thereby increasing the potential for default.   At year-end 2012, the Bank’s adjustable rate mortgage portfolio totaled $363 million.  The Bank also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide fifteen-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.

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

The Asset Based Lending Group serves the commercial middle market in New England, as well as the Bank’s market in northeastern New York.  This group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs ranging from $2 to $25 million.  Asset based lending involves monitoring loan collateral so that outstanding balances are always properly secured by business assets.

In the fourth quarter of 2011, the Bank recruited an experienced commercial lending team to serve the commercial middle market in Central/Eastern Massachusetts.  This team also has expertise in health care and education financing.  Additionally, the Bank has reorganized its small business lending function to expand this important business financing capability and includes the retail division in the origination of conforming small business loans in order to provide the best service to community based small businesses.

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

Consumer Loans.  The Bank’s consumer loans consist principally of home equity lines of credit, together with second mortgage loans and automobile loans.  The Bank’s home equity lines of credit are typically secured by first or second mortgages on borrowers’ residences. Home equity lines have an initial revolving period up to fifteen years, followed by an amortizing term up to twenty years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed-rate second mortgages with terms up to fifteen years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined.  The maximum combined loan-to-value is 80%.  Home equity line credit risks are similar to those of adjustable-rate first mortgages, although these loans may be more sensitive to losses when interest rates are rising due to increased sensitivity to rate changes.  Additionally, there may be possible compression of collateral coverage on second lien home equity lines. The Bank also includes all other consumer loans in this portfolio total, including personal secured and unsecured loans and overdraft protection facilities.  The acquired Beacon operations include direct and indirect automobile loan portfolios.  Beacon originated indirect automobile loans through established relationships with a number of automobile dealers in Central New York. For new automobiles, the amount financed could be up to 100% of the value of the vehicle, plus applicable taxes and dealer charges (i.e., warranty and insurance charges). For used automobiles, the amount of the loan was limited to the “loan value” of the vehicle, as established by industry guides.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2012. The contractual maturities do not reflect premiums, discounts, deferred costs, and prepayments.

Item 1 - Table 2 - Loan Contractual Maturity -Scheduled Loan Amortizations are not included in the maturities presented.

Contractual Maturity	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Construction mortgage loans:
Residential	$6,870	$19,849	$—	$26,719
Commercial	64,752	103,073	—	167,825
Commercial business loans	171,817	326,681	101,628	600,126
Total	$243,439	$449,603	$101,628	$794,670

For the $551 million of loans above which mature in more than one year, $162 million of these loans are fixed-rate and $388 million are variable rate.

Loan Administration. Lending activities are governed by a loan policy approved by the Board’s Risk Management Committee.  Internal staff perform and monitor post-closing loan documentation review, quality control, and commercial loan administration.  The lending staff assigns a risk rating to all commercial loans.  Management primarily relies on internal risk management staff to review the risk ratings of the majority of commercial loan balances.

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Risk Management Committee and Management. The Bank’s loan underwriting is based on a review of certain factors including risk ratings, recourse, loan-to-value ratios and material policy exceptions.   The

Risk Management Committee has established individual and combined loan limits and lending approval authorities.   Management’s Executive Loan Committee is responsible for commercial and residential loan approvals in accordance with these standards and procedures.  Generally, commercial lending management has the authority to approve pass rated secured loans up to $2 million and in conjunction with the Senior Credit Officer up to $7.5 million (or $5 million in the case of material policy exceptions).  The Executive Loan Committee approves secured loans over these amounts (and over $1 million unsecured).

The Bank’s lending activities are conducted by its salaried and commissioned loan personnel.  Designated salaried branch staff originate conforming residential mortgages and receive bonuses based on overall performance.  Additionally, the Bank employs commissioned residential mortgage originators.  Commercial lenders receive salaries and are eligible for bonuses based on overall performance.  From time to time, the Bank will purchase whole loans or participations in loans. These loans are underwritten according to the Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. The Bank routinely sells newly originated fixed rate residential mortgages in the secondary market.  Customer rate locks are offered without charge and rate locked applications are generally committed for forward sale or hedged with derivative financial instruments to minimize interest rate risk pending delivery of the loans to the investors.  The Bank sells a limited number of commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to sixty days from approval; some commercial commitments are made for longer terms.

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management Committee.  Loans outstanding to the ten largest relationships averaged $23 million each, or 5.1% of total risk based capital.  Total year-end commercial construction loans outstanding were 37% of the Bank’s risk based capital at year-end, and total commercial mortgage outstandings (including certain owner-occupied loans) were estimated at 272% of risk based capital. The Bank’s portfolio management objective has been to reduce these concentrations.  The FDIC has established monitoring guidelines of 100% and 300% for these ratios, respectively. Above these guidelines, additional monitoring and risk management controls are required.

Problem Assets.  The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure.   For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and does not result in a “troubled” loan designation.  For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable owner-occupants to remain in their home.   However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports delinquent loans and non-performing assets to the Board quarterly.  Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Delinquent automobile loans are maintained on accrual until they reach 120 days delinquent, and then they are generally charged-off.

Real estate acquired by the Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed.  Interest income that would have been recorded for 2012 if nonaccruing loans been current according to their original terms, amounted to $1.5 million.  Included in the amount is $19 thousand related to troubled debt restructurings.  The amount of interest income on those loans that was recognized in net income in 2012 was $0.3 million.  Included in this amount is $43 thousand related to troubled debt restructurings.  Interest income on accruing troubled debt restructurings totaled $0.1 million for 2012.  The total carrying value of troubled debt restructurings was $4.6 million at year-end.

The following table sets forth additional information on year-end problem assets and accruing troubled debt restructurings (“TDR”).  Due to accounting standards for business combinations, non-accrual loans of acquired banks are recorded as accruing on the acquisition date.  Therefore, measures related to accruing and non-accruing loans reflect these standards and may not be comparable compared to prior periods.

Item 1 - Table 3 - Problem Assets and Accruing TDR

(In thousands)	2012	2011	2010	2009	2008

Non-accruing loans:
Residential mortgages	$7,466	$7,010	$2,173	$3,304	$1,646
Commercial mortgages	12,617	14,280	9,488	31,917	7,738
Commercial business	3,681	990	1,305	3,115	1,921
Consumer	1,748	1,954	746	364	866
Total non-performing loans	25,512	24,234	13,712	38,700	12,171
Real estate owned	1,929	1,900	3,386	30	498
Total non-performing assets	$27,441	$26,134	$17,098	$38,730	$12,669

Troubled debt restructurings (accruing)	$3,641	$1,263	$7,829	$17,818	$7,456
Accruing loans 90+ days past due	$18,977	$10,184	$1,054	$91	$923

Total non-performing loans/total loans	0.64%	0.82%	0.64%	1.97%	0.61%
Total non-performing assets/total assets	0.52%	0.65%	0.59%	1.43%	0.48%

Asset Classification and Delinquencies.  The Bank performs an internal analysis of its commercial loan portfolio and assets to classify such loans and assets in a manner similar to that employed by the federal banking regulators. There are four classifications for loans with higher than normal risk: Loss, Doubtful, Substandard and Special Mention. Normally an asset classified as Loss is fully charged-off. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated Special Mention.  Please see the additional discussion of non-accruing and potential problem loans in Item 7 and additional information about loans by risk rating in the Loans Note to the consolidated financial statements.

Allowance for Loan Losses. The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements.  The allowance includes a specific component for impaired loans (a “specific loan loss reserve”) and a general component for portfolios of all outstanding loans (a “general loan loss reserve”).  There is no allowance for loan losses assigned at the time of acquisition to loans acquired in business combinations which are carried at fair value, including the impact of expected losses, as of the acquisition date.  An allowance on such loans is established subsequent to the acquisition date through the provision for loan losses based on an analysis of factors including environmental factors.  The loan loss allowance is discussed further in the Note about Significant Accounting Policies in the consolidated financial statements.

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

For loans from business activities covered by the loan loss allowance, management estimates general loan loss reserves when it is probable that there would be credit losses in portfolios of loans with similar characteristics. Management has identified four primary loan portfolios: residential mortgages, commercial mortgages, commercial business, and consumer loans. Sub-portfolios within these primary loan portfolios are also evaluated in order to arrive at a more precise general loan loss allowance. The methodology includes a historical loss component and an environmental factors component. The historical loss component is based on the Bank’s risk rating system in combination with the attribution of loss factors based on corporate default and recovery rates in the industry. The environmental factors component assesses loss potential as it may be affected by economic business conditions, lending policies and procedures, portfolio characteristics, management and staff changes, problem loan trends, and credit concentration trends. While the general loss reserve is analyzed according to the various subportfolios, the general loss reserve in aggregate is available to cover all losses in all components of the loan portfolio.

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

The following table presents an analysis of the allowance for loan losses for the years indicated.

Item 1 - Table 4 - Allowance for Loan Loss

(In thousands)	2012	2011	2010	2009	2008

Balance at beginning of year	$32,444	$31,898	$31,816	$22,908	$22,116
Charged-off loans:
Residential mortgages	2,647	1,322	409	2,016	143
Commercial mortgages	4,229	4,046	6,403	27,596	1,384
Commercial business	697	1,443	2,685	5,945	884
Consumer	1,877	885	1,188	3,586	2,031
Total charged-off loans	9,450	7,696	10,685	39,143	4,442

Recoveries on charged-off loans:
Residential mortgages	103	231	213	—	—
Commercial mortgages	52	189	794	22	100
Commercial business	96	109	1,094	64	290
Consumer	373	150	140	235	264
Total recoveries	624	679	2,241	321	654

Net loans charged-off	8,826	7,017	8,444	38,822	3,788
Allowance attributed to loans acquired by merger	—	—	—	—	—
Provision for loan losses	9,590	7,563	8,526	47,730	4,580
Transfer of commitment reserve	—	—	—	—	—
Balance at end of year	$33,208	$32,444	$31,898	$31,816	$22,908

Ratios:

Net charge-offs/average loans	0.26%	0.27%	0.42%	1.96%	0.19%
Recoveries/charged-off loans	6.60	8.82	20.97	0.82	14.72
Net loans charged-off/allowance for loan losses	26.58	21.63	26.47	109.81	14.77
Allowance for loan losses/total loans	0.83	1.10	1.49	1.62	1.14
Allowance for loan losses/non-accruing loans	130.17	133.88	232.63	82.21	188.22

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

Item 1 - Table 5A - Allocation of Allowance for Loan Loss by Category

	2012		2011		2010		2009		2008
		Percent of		Percent of		Percent of		Percent of		Percent of
		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each
(Dollars in thousands)	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category

Residential mortgages	$6,444	0.49%	$3,420	0.34%	$3,200	0.50%	$3,169	0.52%	$2,006	0.30%
Commercial mortgages	19,275	1.36	22,176	1.92	19,923	2.15	19,659	2.31	13,539	1.68
Commercial business	5,707	0.95	4,566	1.11	6,498	2.27	6,099	3.28	4,184	2.34
Consumer	1,782	0.27	2,282	0.62	2,277	0.80	2,889	0.92	3,179	0.92

Total	$33,208	0.83%	$32,444	1.10%	$31,898	1.49%	$31,816	1.62%	$22,908	1.14%

Item 1 - Table 5B - Allocation of Allowance for Loan Loss

	2012		2011		2010		2009		2008
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
(Dollars in thousands)	Allocated	to Total Loans	Allocated	to Total Loans	Allocated	to Total Loans	Allocated	to Total Loans	Allocated	to Total Loans

Residential mortgages	$6,444	33.20%	$3,420	34.51%	$3,200	30.11%	$3,169	31.05%	$2,006	33.74%
Commercial mortgages	19,275	35.44	22,176	39.11	19,923	43.21	19,659	43.42	13,539	40.13
Commercial business	5,707	15.05	4,566	13.88	6,498	13.35	6,099	9.48	4,184	8.92
Consumer	1,782	16.31	2,282	12.50	2,277	13.33	2,889	16.05	3,179	17.21

Total	$33,208	100.00%	$32,444	100.00%	$31,898	100.00%	$31,816	100.00%	$22,908	100.00%

INVESTMENT SECURITIES ACTIVITIES

The securities portfolio provides cash flow to protect the safety of customer deposits and as a potential source of liquidity for funding loan commitments.   The portfolio is also used to manage interest rate risk and to earn a reasonable return on investment.  Decisions are made in accordance with the Company’s investment policy and include consideration of risk, return, duration, and portfolio concentrations.  Day-to-day oversight of the portfolio rests with the Chief Financial Officer and the Treasurer.  The Asset/Liability Committee meets monthly and reviews investment strategies.  The Risk Management Committee reviews all securities transactions and provides general oversight of the investment function.

The Company has historically maintained a high-quality portfolio of limited duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations.  Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae or Freddie Mac, and they generally have an average duration of two to four years.  They principally consist of collateralized mortgage obligations (generally consisting of planned amortization class bonds).  Other than securities issued by the above agencies, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2012.  The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers.  Nearly all of the Company’s available for sale municipal securities are investment grade rated and most of the portfolio carries credit enhancement protection.  The Company also invests in equity securities of local financial institutions for a variety of reasons, particularly if it concludes the financial institution is undervalued or if the Company might consider partnering with the financial institution in the future.  The Company owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on its operating relationship with the FHLBB.  The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Bank did not record any material losses or write-downs of investment securities during the year and none of the Company’s investment securities were other-than-temporarily impaired at year-end.

The following tables present the amortized cost and fair value of the Company’s securities, by type of security, for the years indicated.

Item 1 - Table 6A - Amortized Cost and Fair Value of Securities

	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
Municipal bonds and obligations	$79,498	$84,757	$73,436	$77,854	$79,292	$79,906
Mortgage-backed securities	318,245	321,685	289,084	292,707	170,294	172,883
Other bonds and obligations	35,241	34,436	30,702	28,186	40,931	38,548
Marketable equity securities	22,467	25,291	20,236	21,009	15,756	18,905

Total securities available for sale	$455,451	$466,169	$413,458	$419,756	$306,273	$310,242
Securities held to maturity
Municipal bonds and obligations	$8,295	$8,295	$10,349	$10,349	$7,069	$7,069
Mortgage-backed securities	76	83	79	83	83	86
Tax advantaged economic development bonds	41,678	43,137	47,869	49,348	48,861	50,016
Other bonds and obligations	975	975	615	615	423	423

Total securities held to maturity	$51,024	$52,490	$58,912	$60,395	$56,436	$57,594

Trading account security	$13,610	$16,893	$14,096	$17,395	$14,560	$16,155

Restricted equity securities	$39,785	$39,785	$37,118	$37,118	$23,120	$23,120

Item 1 - Table 6B - Amortized Cost and Fair Value of Securities

	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasuries,other Government agencies and corporations	$340,789	$347,058	$309,399	$313,799	$186,133	$191,874
Municipal bonds and obligations	143,080	153,082	145,750	154,946	149,782	153,146
Other bonds and obligations	76,001	75,197	68,435	65,919	64,474	62,091

Total Securites	$559,870	$575,337	$523,584	$534,664	$400,389	$407,111

The schedule includes available-for-sale and held-to-maturity securities as well as the trading security and restricted equity securities.

The following table summarizes year-end 2012 amortized cost, weighted average yields and contractual maturities of debt securities. A significant portion of the mortgage-based securities are planned amortization class bonds.  Their expected durations are 2-4 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages.  Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization.

Item 1 - Table 7 - Weighted Average Yield

			More than One		More than Five Years
	One Year or Less		Year to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(In millions)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Municipal bonds and obligations	$4.6	1.26%	$4.5	4.97%	$17.1	6.38%	$61.7	6.38%	$87.8	6.04%
Mortgage-backed securities	0.0	5.34	7.8	2.88	22.9	2.01	287.7	1.43	318.3	1.51
Other bonds and obligations	0.6	1.96	9.0	4.46	29.6	5.63	38.7	5.33	77.9	5.32
Total	$5.2	1.34%	$21.3	3.99%	$69.6	4.62%	$388.1	2.60%	$484.0	2.94%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

Deposits are the major source of funds for the Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers.   The Bank serves personal, commercial, non-profit, and municipal deposit customers.  Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, regular savings, money market savings and time certificates of deposit. The Bank emphasizes its transaction deposits — checking and NOW accounts for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers.  The Bank is promoting remote deposit capture devices so that commercial accounts can make deposits from their place of business.  Money market accounts have increased in popularity due to their interest rate structure. Savings accounts include traditional passbook and statement accounts. The Bank’s time accounts provide maturities from three months to ten years. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers.  Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship.

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

Item 1 - Table 8 - Average Balance and Weighted Average Rates for Deposits

	2012			2011			2010
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(In millions)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$870.1	21%	—%	$377.9	14%	—%	$279.2	14%	—%
NOW	368.4	9	0.2	244.2	9	0.4	199.3	10	0.4
Money market	1,396.2	33	0.4	833.3	31	0.7	597.3	29	0.9
Savings	480.1	11	0.1	369.6	13	0.2	224.3	11	0.3
Time	1,077.5	26	1.6	902.6	33	1.8	749.2	36	2.6
Total	$4,192.3	100%	0.6%	$2,727.6	100%	0.9%	$2,049.3	100%	1.3%

At year-end 2012, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

Item 1 - Table 9 - Maturity of Deposits > $100,000

		Weighted
		Average
Maturity Period	Amount	Rate
(In thousands)
Three months or less	$91,591	1.13%
Over 3 months through 6 months	76,007	0.89
Over 6 months through 12 months	143,394	1.38
Over 12 months	310,702	1.74
Total	$621,694	1.46%

The Company also uses borrowings from the FHLBB as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs.  The FHLBB functions as a central reserve bank providing credit for member institutions. As an FHLBB member, the Company is required to own capital stock of the FHLBB.  FHLBB borrowings are secured by a blanket lien on most of the Bank’s mortgage loans and mortgage-related securities, as well as certain other assets. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities.  The Company has a $15 million trust preferred obligation outstanding and in September 2012 issued $75 million in senior subordinated notes.  Subject to certain limitations, the Company can also choose to issue common stock in public stock offerings and can also potentially obtain privately placed common and preferred stock, and subordinated, and senior debt from institutional and private investors.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers for their own accounts, normally in conjunction with commercial loans offered by the Bank to these customers.  At year-end 2012, the Company held derivative financial instruments with a total notional amount of $1.31 billion, including $488 million in interest rate contracts with its retail and commercial customers.  The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the Risk Management Committee.  Derivative financial instruments with counterparties which are not customers are limited to a select number of national financial institutions.  Collateral may be required based on financial condition tests.  The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions, and providing information for bookkeeping and accounting purposes.

WEALTH MANAGEMENT SERVICES

The Company’s Wealth Management Group provides consultative investment management and trust relationships to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team.   In 2011, the Wealth Management business line expanded with the integration of the Renaissance Investment Group in the Legacy merger.  At year-end 2012, assets under management (including investment accounts) totaled $1.05 billion.  Wealth Management services include investment management, trust administration, estate planning, and private banking.  The Bank also provides a full line of investment products, financial planning, and brokerage services utilizing Commonwealth Financial Network as the broker/dealer.  The Group’s principal operations are in Western New England and it is expanding its services in the Company’s other regions.

INSURANCE

As an independent insurance agent, the Berkshire Insurance Group represents a carefully selected group of financially sound, reputable insurance companies offering attractive coverage at competitive prices.  The Insurance Group offers a full line of personal and commercial property and casualty insurance.  It also offers employee benefits insurance and a full line of personal life, health, and financial services insurance products.  Berkshire Insurance Group operates a focused cross-sell program of insurance and banking products through all offices and branches of the Bank with some of the Group’s offices located within the Bank’s branches.  The Group’s principal operations are in Western New  England, and it is expanding its services in the Company’s other regions.

PERSONNEL

At year-end 2012, the Company had 1,012 full time equivalent employees.  Total employees increased from 760 at the start of the year (excluding employees assigned to discontinued operations which were divested in January, 2012).  The increase was primarily due to business combinations during the year.  Berkshire continues to develop its staffing, including staff for new branches and hires related to team development.  The Company has also developed staff with targeted skills to deepen the Company’s infrastructure.  The Company’s employees are not represented by a collective bargaining unit.

SUBSIDIARY ACTIVITIES

The Company wholly-owns two active consolidated subsidiaries: the Bank and Berkshire Insurance Group.  The Bank is a Massachusetts-chartered savings bank.  One of the Bank’s subsidiaries is Berkshire Bank Municipal Bank, which is chartered in the state of New York.  Berkshire Insurance Group is incorporated in Massachusetts.

The Company also owns all of the common stock of a Delaware statutory business trust, Berkshire Hills Capital Trust I.  The capital trust was organized under Delaware law to facilitate the issuance of trust preferred securities and is not consolidated into the Company’s financial results.  Its only activity has been the issuance of the $15 million trust preferred security related to the junior subordinated debentures reported in the Company’s consolidated financial statements.

Additional information about the subsidiaries is contained in Exhibit 21 to this report.

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

REGULATION AND SUPERVISION

General

Berkshire Hills Bancorp is a Delaware corporation and savings and loan holding company registered with the Federal Reserve Board. The Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Commissioner and the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. As a savings and loan holding company, Berkshire Hills Bancorp is required by federal law to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the Massachusetts legislature, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on Berkshire Hills Bancorp, the Bank and their operations.

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes in the regulation of insured depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision (“OTS”), the previous federal regulator of Berkshire Hills Bancorp, was eliminated. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Berkshire Hills Bancorp, was transferred to the Federal Reserve Board, which also supervises bank holding companies. The transfer took place as of July 21, 2011.

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

Regulatory Enforcement Authority. Any Massachusetts-chartered bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be sanctioned for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

As a savings and loan holding company, the Company is not currently subject to any separate regulatory capital requirements, although this is expected to change in the future. The Bank’s regulatory capital is included in the Stockholders’ Equity note of the Company’s financial statements in Item 8 of this report. At year-end 2012, the Bank met each of its capital requirements.

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements.  The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer”

consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.  However, the agencies have recently indicated that, due to the volume of public comments received, the final rule has been delayed past January 1, 2013.

Interstate Banking and Branching. Federal law permits a bank, such as the Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state chartered banks to establish branches within its borders. The Bank operates branches in New York, Vermont, and Connecticut, as well as Massachusetts. At its interstate branches, the Bank may conduct any activity that is authorized under Massachusetts law that is permissible either for a savings bank chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks, the Vermont Commissioner of Banking and Insurance, and the Connecticut Commissioner of Banking may exercise certain regulatory authority over the Bank’s New York, Vermont, and Connecticut branches.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At year-end 2012, the Bank met the conditions to be classified as a “well capitalized” institution.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. No institution may make a capital distribution, including payment as a dividend, if it would be “undercapitalized” after the payment. A bank’s compliance with such plans is required to be guaranteed by its parent holding company in an amount equal to the lesser of 5% of the institution’s total assets when deemed “undercapitalized” or the amount needed to comply with regulatory capital requirements. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

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

Insurance of Deposit Accounts. The Bank’s deposit accounts are insured by the Deposit Insurance Fund of the FDIC up to applicable legal limits, and, as discussed above under “Massachusetts Banking Laws and Supervision—Depositors Insurance Fund,” by the Massachusetts Depositors Insurance Fund for amounts in excess of federal deposit insurance coverage.

The FDIC insures deposits up to the standard maximum deposit insurance amount (“SMDIA”) of $250 thousand. The deposit insurance limit was increased in response to the Dodd-Frank Act, which, among other provisions, made permanent the increase in the SMDIA from $100 thousand to $250 thousand. Additionally, in November 2010, pursuant to the Dodd-Frank Act, the FDIC issued a final rule to provide separate temporary coverage for noninterest-bearing transaction accounts. The final rule indicates that all funds held in noninterest-bearing transaction accounts were fully insured, without limit, and that this unlimited coverage was separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution, such as the Bank. This provision for non-interest bearing transaction accounts became effective December 31, 2010 and terminated on December 31, 2012.

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of four risk categories based on the institution’s financial condition and supervisory ratings. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned, based on a final rule which became effective in April 2011. Under the final rule, banks in Risk Category 1 have a base assessment rate of 5-9 basis points and those in Risk Category 2 have a rate of 14 basis points, subject to adjustment based on certain risk additional risk factors specified by the FDIC. The overall range, including prospective adjustments, is 2.5 to 45 basis points.

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

In addition, FDIC insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize a predecessor to deposit insurance fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions and for the quarter ended December 31, 2012 amounted to .66 basis points of total assets less Tier 1 capital.

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

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements, and general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. Historically, the FHLBB paid dividends to member banks based on money market interest rates. Due to losses initially reported in the fourth quarter of 2008, the FHLBB suspended its dividend to members in the first quarter of 2009. The dividend remained suspended through year-end 2010, but was restored to a nominal amount in the first quarter of 2011 and has improved in subsequent quarters, though is still much lower than 2008 levels.

Holding Company Regulation

General. Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the Federal Reserve Board rather than as a bank holding company by the Federal Reserve Board under the federal Bank Holding Company Act. As such, the Parent is registered with the Federal Reserve Board and must adhere to the Federal Reserve Board’s regulations and reporting requirements. In addition, the Federal Reserve Board may examine, supervise and take enforcement action against the Parent and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. By regulation, the Federal Reserve Board may restrict or prohibit the Bank from paying dividends.

The Dodd-Frank Act provided for the elimination of the OTS and transferred its authority over and responsibilities for savings and loan holding companies to the Federal Reserve Board. That transfer was effective July 21, 2011. The Gramm-Leach-Bliley Act of 1999 provided that unitary savings and loan holding companies may engage in activities permitted to a financial holding company under that legislation and those permitted for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, activities that are incidental or complementary to financial activities. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)-(8) of the Bank Holding Company Act and certain additional activities authorized by Federal Reserve Board regulations, subject to the prior approval of the Federal Reserve Board. Certain activities require prior Federal Reserve Board approval.

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

To be regulated as a savings and loan holding company (rather than as a bank holding company), the bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test (the “QLT Test”), a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period. At year-end 2012, the Bank maintained at least 65% of its portfolio assets in qualified thrift investments and met the QTL Test for the year.

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository institution subsidiaries. The components of Tier 1 capital must be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. That would exclude from Tier 1 capital such instruments as trust preferred securities and cumulative preferred stock that are currently permitted for bank holding companies.  The Dodd-Frank Act provides that instruments issued before May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  The Dodd-Frank Act further provides that holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 (which would include most savings and loan holding companies) are subject to a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before such capital requirements apply.  The proposed capital rules discussed earlier would implement the consolidated capital requirements for savings and loan holding companies.  However, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, notwithstanding the Dodd-Frank statutory language, so it is uncertain whether any final rule will do so.

The Dodd-Frank Act also extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. Further, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has suggested is applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for regulatory consultation as to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, a subsidiary savings association of a saving and loan holding company must file prior notice with, and receive the nonobjection of, the Federal Reserve Board, before paying dividends to their parent savings and loan holding company. These regulatory policies could affect the ability of Berkshire Hills Bancorp to pay dividends or otherwise engage in capital distributions.

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

Legislation. The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions. The Federal Reserve Board in coordination with the Department of the Treasury, the Office of the Comptroller of the Currency, and the FDIC, have proposed implementation of new risk-based capital guidelines incorporating policies outlined by the Basel Committee. The Company is in the process of assessing the impact of the changes proposed by this rulemaking and cannot predict the extent to which the Company may be affected thereby.

Berkshire Bank Municipal Bank

Berkshire Bank Municipal Bank is a state-chartered limited purpose commercial bank in New York, established to accept deposits of municipalities and other governmental entities in the State of New York. Berkshire Bank Municipal Bank is subject to extensive regulation, examination and supervision by the New York State Superintendent of Banks, as its primary regulator, and the FDIC, as the deposit insurer. It is also subject to regulation as to certain matters by the Federal Reserve Board. As of year-end 2012, Berkshire Bank Municipal Bank met all of its capital requirements and met the capital conditions to be classified as a “well capitalized” institution.

Other Regulations

Consumer Protection Laws. The Bank is subject to federal and state consumer protection statues and regulations including, but not limited to, the following:

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

Federal

The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. Corporations may exclude from income 100% of dividends received from the Bank and from Berkshire Insurance Group as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years, subject to certain limitations.

State

The Company reports income on a calendar year basis to the Commonwealth of Massachusetts. The Massachusetts income tax rate for financial institutions was 9.5% in 2011 and declined to 9.0% in 2012 and thereafter. The Company’s taxable income under Massachusetts tax law includes gross income as defined under the Internal Revenue Code, plus interest from non-Massachusetts municipal obligations, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code. Carry forwards and carry backs of net operating losses are not allowed under Massachusetts tax law. Also no deduction is allowed for bonus depreciation or state income taxes paid.

Massachusetts tax law generally permits special tax treatment for a qualifying limited purpose “securities corporation.” The Bank’s three securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

The Company also pays certain franchise taxes annually in the states of Vermont, New York, and Connecticut. These taxes were immaterial to the Company’s results.

ITEM 1A. RISK FACTORS

Overall Business Risks

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally and Locally

National and local conditions reflect low growth conditions and heightened uncertainty related to public policy.   Stubbornly high unemployment has led to sustained monetary stimulus by the Federal Reserve Bank.  Repetitive federal fiscal and treasury deadlines contribute to uncertainty and the potential for market disruption.  Private sector growth has been substantially offset by public sector austerity.  Private sector liquidity has grown and investment has been modest, while public sector leverage has increased due to long term imbalances in taxing and spending.  Regulation of the financial system continues to evolve and add to uncertainty and operating burdens.  Real estate markets have improved from the lows reached after the 2008 decline, and recovery is uneven across U.S. regional markets.  A deterioration of business and economic conditions, particularly in our local markets, could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

Our Emphasis on Commercial Lending May Expose Us to Increased Lending Risks, Which Could Hurt Our Profits.

We plan to continue to emphasize the origination of commercial loans, which generally exposes us to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more sensitive to economic downturns.  Such sensitivity includes potentially higher default rates and possible reduction of collateral values. Commercial lending involves larger loan sizes and larger relationship exposures, which can have a greater impact on profits in the event of adverse loan performance.  The majority of the Company’s commercial loans is secured by real estate and subject to the previously discussed real

estate risk factors.   Commercial lending sometimes involves construction or other development financing, which is dependent on the future success of new operations.  The Company’s commercial lending activities have extended across wider parts of its New England and New York markets into areas where the Company has less business experience.  The Company’s commercial lending includes asset based lending, which depends on the Company’s processes for monitoring and being able to liquidate collateral on which these loans rely.  Commercial loans may increase as a percentage of total loans, and commercial lending may continue to expose the company to increased risks.

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

Our Estimates of Discounts on Acquired Loans With Deteriorated Credit Quality May Be Inadequate.

Under generally accepted principles for business combinations, there is no loan loss allowance recorded for acquired loans, which are recorded at net fair value on the acquisition date.   This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality.  These estimates are based on projections of expected cash flows for these problem loans, which in many cases rely on estimates deriving from the liquidation of collateral.  If the projections are inadequate, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered impaired, which would result in a reduction in interest income.  If fair value estimates differ from actual collectability, then tangible book value of the Company will have been recorded incorrectly at the time of the acquisition, and subsequent earnings will differ from original estimates.  Measures of tangible book value and earnings impacts of business combinations are frequently used in evaluating the merits and value of business combinations.

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

We continue to identify and evaluate opportunities to expand through acquisition of banks, insurance agencies, and wealth management firms.  Some of these opportunities could result in further geographic expansion.  Merger and acquisition activities are subject to a number of risks, including lending, operating, and integration risks.  Growth through acquisition requires careful due diligence, evaluation of risks, and projections of future operations and financial conditions.  Actual results may differ from our expectations and could have a material adverse effect on our financial condition and results of operations.  Growth through acquisition also often involves the negotiation and execution of extensive merger agreements.  Such agreements may give rise to litigation, constrain us in certain ways, or expose us to other risks beyond our normal operating risks.

The Company’s recruitment of new executive and commercial lending management has in several cases brought in new management who previously worked at larger institutions.  These individuals have often served larger customers than the Company has historically serviced, and they have had the benefit of larger capital and administrative resources than are present in the Company’s current structure. The success of this recruitment may depend on the successful integration of these individuals into the Company and may expose the Company to lending and operating losses related to large new customers in newer markets.  The Company’s commercial banking strategy has particularly focused on taking market share from larger national institutions and in many cases these new accounts are larger than the Company’s historic accounts.  Additionally, the Company’s ability to service these accounts may in some cases involve arranging loan participations and syndications.  These activities can expose the Company to additional lending, administrative, and liquidity risks.  The Company also actively recruits in other business lines, including private banking and wealth management.  This activity can give the Company additional access to large customers in its markets in order to expand our business.  Such recruitment can affect the retention of new and old business, and can also be affected by competitive reactions and other relationship risks in retaining accounts.

Operations acquired in business combinations have frequently been subject to bank regulations prior to the merger date.  Related regulatory examinations may result in the identification of certain operating matters requiring remediation, undisclosed deficiencies related to regulatory compliance, deficiencies that arise as a result of integration of acquired operations and operating activities conducted by those operations subsequent to the merger date, or impacts on existing business operations which are being integrated with the acquired operations.  Any identified deficiencies related to regulatory compliance may result in changes that affect operating revenues and costs, including the scope or scale of business activities.

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

We are Subject to Security and Operational Risks Relating to Our Use of Technology that Could Damage Our Reputation and Our Business.

Security breaches of confidential information in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our data security could also deter customers from using our internet banking services. We rely on industry standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our security systems from compromises or breaches and could result in damage to our reputation and our business. We utilize third party core banking software and for some systems we have outsourced our data processing to a third party. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.  We utilize file encryption in designated internal systems and networks and are subject to certain state and federal regulations regarding how we manage data security.  Natural disasters and disaster recovery risks could affect our operating systems, which could affect our reputation.

Financial and Operating Counterparties Expose Us to Risks.

We have increased our use of derivative financial instruments, primarily interest rate swaps, which exposes us to financial and contractual risks with counterparty banks.  We maintain correspondent bank relationships, manage certain loan participations, engage in securities transactions, and engage in other activities with financial counterparties that are customary to our industry.  We also utilize services from major vendors of technology, telecommunications, and other essential operating services.   There is financial and operating risk in these relationships, which we seek to manage through internal controls and procedures, but there are no assurances that we will not experience loss or interruption of our business as a result of unforeseen events with these providers.

We May Not Be Able to Attract and Retain Skilled People.

Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate employees competitively. Competition for the best people in our industry can be intense and we may not be able to hire or retain appropriately qualified individuals.

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

New Mortgage Lending Operations In Eastern Massachusetts Expose Us to New Operating Risks.

In 2012, the Bank acquired the business assets of an established residential mortgage origination company in Eastern Massachusetts.  Under the agreement the Bank has employed the former employees of this company and is utilizing its business name and operating procedures to originate residential mortgages in Eastern Massachusetts as well as in other areas of Massachusetts and surrounding markets.  The volume of mortgage originations has exceeded the Bank’s existing mortgage originations volume, and involves lending in a new market area with new staff and new processes.  The Bank has assimilated these operations into the Bank’s risk management program.   There has been turnover in the position of the senior manager of consumer lending, who oversees these operations and the Bank has utilized a third party financial accounting resource to assist in the accounting of these operations.  The conduct of these new activities exposes the Bank to the risk of loan losses, losses related to interest rate risk management, litigation, and other risks common in mortgage banking operations.

Derivatives and Counterparty Risks Have Increased Due to the Expanded Mortgage Operations.

The total notional amount of derivative financial instruments more than doubled in 2012, largely due to the expanded mortgage operations. The increase includes customer interest rate lock commitments on applications for mortgages that Berkshire intends to sell, and forward sales of securities intended to hedge the interest rate risk of these rate lock commitments until the loans are closed and sold. These activities involve new derivative instruments and new broker/dealer counterparties, as well as the utilization of a new vendor responsible for managing the hedging position.  Additionally, Berkshire sells closed loans on a servicing released basis under mandatory and best efforts contracts to institutional secondary market purchasers which are new counterparties for Berkshire. Berkshire could experience losses if there are failures in the controls or accounting for these activities or if there are performance failures by any of these new counterparties. The risk of loss is increased if interest rates change suddenly and the intended hedging objectives are not achieved as a result of market or counterparty behaviors.

The Planned Core Bank Processing System Conversion Exposes Us to Operating and Financial Risks.

In 2012, the Bank converted its core bank processing system to a new system and a new vendor.  This system was changed from primarily an “in-house” system run on the Bank’s own computers to one that is primarily a “service bureau” solution running on the provider’s computers and relying on long distance telecommunications.  Core systems conversions involve extensive planning and operational changes that affect bank account records, customer service delivery, internal procedures, technology risk management, and other significant operating activities.  The changes expose the Bank to new risks with new systems and new vendors.  The Bank has worked closely with third parties to manage the related operating and financial risks.

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

Changes in Deposit Insurance May Affect Demand for Deposits.

At the end of 2012, the FDIC terminated unlimited deposit insurance for transaction accounts.  Due to its growth, the Bank is also evaluating alternative structures of deposit protection which might be utilized differently from its historic offering of DIF insurance.  Changes to deposit protection  may affect demand for deposits.

Our Ability to Service Our Debt, Pay Dividends and Otherwise Pay Our Obligations as They Come Due Is Substantially Dependent on Capital Distributions from the Bank, and These Distributions Are Subject to Regulatory Limits and Other Restrictions.

A substantial source of our holding company income is the receipt of dividends from the Bank, from which we service our debt, pay our obligations, and pay shareholder dividends.   The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the applicable regulatory authorities could assert that payment of dividends or other types of payments are an unsafe or unsound practice. If the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank would adversely affect our business, financial condition, results of operations and prospects.

New Subordinated Debt May Affect the Company’s Future Profitability and Ability to Service Its Obligations and Provide Dividends to Shareholders.

The Company issued $75 million in subordinated debt at the parent level in the most recent quarter. Proceeds from this debt were primarily used as partial consideration for the Beacon merger on October 19, 2012. The merger of Beacon into Berkshire Bank is expected to produce earnings accretion, which will provide additional cash flow to service the new subordinated debt.  The Company relies primarily on payments from Berkshire Bank, which could be interrupted in the future due to economic or regulatory changes. The additional leverage at the parent could affect its access to other sources of funds and the general adequacy of its liquidity.

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

Securities Market Values

Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.

Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. We have concluded that, as of year-end 2012, any unrealized losses are temporary in nature, and we have the intent and ability to hold these investments for a time necessary to recover our cost or stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce our earnings.  Some of the Company’s securities are locally originated economic development bonds.  These securities could become impaired due to economic and real estate market conditions which also affect loan risk.  We have an investment in the stock of the Federal Home Loan Bank of Boston, which recently reinstituted a modest dividend after a period when the dividend was suspended.  If the capitalization of a Federal Home Loan Bank, including the FHLBB, became substantially diminished it could result in a write-down which would reduce our earnings.

Regulatory

Legislative and Regulatory Initiatives May Affect our Business Activities and Increase Operating Costs.

The potential exists for additional federal or state laws and regulations regarding lending, funding practices, capital, and liquidity standards.  Bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. In addition, new laws, regulations, and other regulatory changes may also increase our compliance costs and affect our business and operations.  Moreover, the FDIC sets the cost of our FDIC insurance premiums, which can affect our profitability.

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

The Dodd-Frank Act made extensive changes in the regulation of insured depository institution.   In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulates regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The impact of many of the provisions of the Dodd-Frank Act cannot yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

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

Proposed New Federal Bank Capital Rules May Affect the Company’s Future Condition and Performance.

On June 12, 2012, the Office of the Comptroller of the Currency (“OCC”), Board of Governors of the Federal Reserve System (“FRB”), and the Federal Deposit Insurance Corporation (“FDIC”) announced that they are seeking comment on three notices of proposed rulemaking that would revise and replace the agencies’ current capital rules as these federal agencies move forward with implementing capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (“Basel III”). The proposed rules are currently preliminary and the Company will be assessing the potential impact of the proposed and final rules. Please see the further discussion of bank regulation and capital rules in Item I in this Form 10-K.

Provisions of Our Certificate of Incorporation, Bylaws and Delaware Law, as Well as State and Federal Banking Regulations, Could Delay or Prevent a Takeover of Us by a Third Party.

Provisions in our certificate of incorporation and bylaws, the corporate law of the State of Delaware, and state and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock. These provisions include: limitations on voting rights of beneficial owners of more than 10% of our common stock; supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, we are subject to Delaware laws, including one that prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our Board.

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

Trading of our Common Stock

The Trading History of Our Common Stock Is Characterized By Low Trading Volume.  The Value of Your Investment May be Subject To Sudden Decreases Due To the Volatility of the Price of Our Common Stock.

Our common stock trades on the New York Stock Exchange and was transferred from the NASDAQ Global Select Market in 2012.  The level of interest and trading in our stock depends on many factors beyond our control. The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following: actual or anticipated fluctuations in our operating results; changes in interest rates; changes in the legal or regulatory environment in which we operate; press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry; changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors; future sales of our common stock; changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and other developments affecting our competitors or us. These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent our stockholders from selling their common stock at a desirable price.

In the past, stockholders have brought securities class action litigation against a company following periods of volatility in the market price of their securities. We could be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

Recent Mergers

Recent Mergers May Create Unforeseen Risks For the Bank and the Company.

The Company reported risk factors in the stock registration and proxy/prospectus forms filed with the SEC related to the CBT and Beacon acquisitions. While the CBT, Greenpark, and Beacon business combinations have been completed, the Company continues to recognize the risks related to integration, regulation, and management of the acquired operations which were previously identified in the subject SEC filings. Similarly, the Company completed the conversion of its core processing system in the third quarter of 2012.  In the near term, the Company recognizes the risks related to the utilization, integration, and internal control of its new systems related to the integration of the CBT systems in the final quarter of 2012, and related to the integration of the Beacon systems with the new core banking system, which is planned for the first quarter of 2013.  Unforeseen difficulties in managing these conversions and subsequent business operations could negatively impact customer service, account retention, revenues, costs, and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located in owned and leased facilities located in Pittsfield, Massachusetts. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont; the Capital Region; Northeastern New York and now, Northern Connecticut and Central New York. The Company has 77 full-service banking offices.  The Company’s Asset Based Lending Group operates from a leased facility in Woburn, Massachusetts and its Central/Eastern Massachusetts Commercial Banking Team operates from a leased facility in Westborough, Massachusetts.

During 2012, the Company acquired The Connecticut Bank and Trust Company and Beacon Federal Bancorp, Inc,  which significantly expanded its owned and leased facilities. Berkshire utilizes the former headquarters facilities at acquired banks and may identify and reduce excess facilities capacity over time.  CBT added eight Hartford area branches in the second quarter of 2012, while Beacon added an additional four branches in New York, one branch in Eastern Massachusetts, and two branches in Tennessee to the Company’s total in the fourth quarter.  The Company divested several Legacy Berkshire County branches in accordance with its merger agreement, in January, 2012.  In selected other locations, the Company may combine or relocate other branches over time based on market conditions.  During 2012, Berkshire consolidated and relocated most of its headquarters operations in buildings currently owned and/or leased in Pittsfield.

The addition of Beacon also brought an additional Insurance Agency, Beacon Comprehensive.  With this addition, Berkshire Insurance Group operates from 12 locations in both Western Massachusetts in both standalone premises as well as in rented space located in the Bank’s premises and now in Syracuse, NY.

For several years, all new Berkshire branch locations have been based around its new retail branch design which eliminates traditional teller counters and provides an interactive customer service environment through “pod” stations which include automated cash handling technology.  In many cases, this branch design also includes a multimedia community room which is offered for use by nonprofit community groups.  Berkshire is also remodeling certain existing branches with this design over time.  Berkshire currently has 12 offices configured based on this new branch design, including all of the de novo branch offices opened in recent years.  Berkshire’s presence in Albany has mostly resulted from de novo branch expansion.  In 2012, the Company opened four branch offices in this market, bringing the total branch count to 17 as it progresses towards its goal of 20 or more branch offices in this area.

In 2012, Berkshire expanded significantly in Eastern Massachusetts, including the acquisition of the operations of Greenpark Mortgage Corporation, including its eight mostly rented lending offices.  This brings Berkshire’s total lending office count to ten in Eastern Massachusetts.  The Company has acquired property to construct a branch and regional headquarters in Westborough in 2013.  With the Beacon acquisition, the Company has also acquired its first Eastern Massachusetts bank branch in Chelmsford.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2012, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”. The following table sets forth the quarterly high and low closing sales price information and dividends declared per share of common stock in 2012 and 2011.

	High	Low	Dividends Declared
2012
First quarter	$24.49	$21.03	$0.17
Second quarter	23.49	20.15	0.17
Third quarter	23.66	21.19	0.17
Fourth quarter	24.26	20.89	0.18
2011
First quarter	$22.92	$20.68	$0.16
Second quarter	22.85	20.45	0.16
Third quarter	24.14	17.11	0.16
Fourth quarter	22.50	17.56	0.17

Holders

The Company had approximately 3,508 holders of record of common stock at March 14, 2013.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On September 28, 2012, the Company issued $75.0 million principal amount of fixed to floating rate unregistered subordinated notes through a private placement to institutional investors in accordance with Rule 506 of Regulation D.  The notes are due in 2027 and are redeemable at par by the Company during the final five years.  The notes bear interest at a fixed rate of 6.875% for the first ten years and convert to a variable rate of interest in the final five years.  The proceeds were used for Beacon merger consideration and other corporate purposes.    There have been no other sales of registered or unregistered securities within the last three years.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no purchases of equity securities during the fourth quarter of 2012 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.  On December 14, 2007, the Company authorized the purchase of up to 300 thousand shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors.  The Company has no intentions to terminate this plan or to cease any potential future purchases.  As of year-end 2012, there were 98 thousand shares that remain unpurchased under this plan.

The following table sets forth information regarding the activity during the fourth quarter of 2012:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased (1)	paid per share	plans or programs	the plans or programs
October 1-31, 2012	9,661	$24.12	—	97,993
November 1-30, 2012	—	—	—	97,993
December 1-31, 2012	—	—	—	97,993
Total	9,661	$24.12	—	97,993

(1) Shares represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

Common Stock Performance Graph

The performance graph compares the Company’s cumulative stockholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index, the KBW Regional Bank Index, the NASDAQ Composite Index, and the SNL Bank and Thrift Index.  Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative stockholder return over a five-year period is based on an initial investment of $100 on December 31, 2007.

We have chosen to change the comparison indexes this year.  The NYSE Composite was chosen to replace the Nasdaq composite because the Company moved its stock listing to the NYSE in 2012 and feels the diversity and breadth of the index makes it a more accurate broad market indicator.  The KBW Regional Bank Index (KRX) was chosen to replace the SNL Bank and Thrift Index because the Company has grown and feels the KRX more accurately reflects its peers.  The index is also more widely available to the public.   All four indices are represented in the chart below.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Berkshire Hills Bancorp, Inc.	100.00	121.62	83.92	92.70	95.95	106.37
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank and Thrift	100.00	57.51	56.74	63.34	49.25	66.14
NYSE Composite Index	100.00	59.11	73.77	81.76	76.76	86.69
PHLX KBW Regional Banking Index	100.00	78.34	59.36	70.18	65.17	71.99

In accordance with the rules of the SEC, this section captioned “Common Stock Performance Graph,” shall not be incorporated by reference into any of our future filings made under the Securities Exchange Act of 1934 or the Securities Act of 1933. The Common Stock Performance Graph, including its accompanying table and footnotes, is not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008

Selected Financial Data:
Total assets	$5,296,809	$3,992,257	$2,882,298	$2,700,991	$2,666,729
Securities	573,871	533,181	405,953	420,966	341,516
Loans	3,988,654	2,956,570	2,142,162	1,961,658	2,007,152
Allowance for loan losses	(33,208)	(32,444)	(31,898)	(31,816)	(22,908)
Goodwill and intangibles	274,258	223,364	173,079	176,100	178,830
Deposits	4,100,409	3,101,175	2,204,441	1,986,762	1,829,580
Borrowings and subordinated debentures	448,088	237,402	260,301	306,668	374,621
Total stockholders’ equity	667,265	551,808	387,323	385,148	408,425

Selected Operating Data:
Total interest and dividend income	$175,939	$138,260	$112,277	$115,476	$133,211
Total interest expense	32,551	31,740	35,330	45,880	57,471
Net interest income	143,388	106,520	76,947	69,596	75,740
Service charges and fee income	51,265	33,727	29,859	28,181	30,334
All other non-interest income (loss)	2,791	2,076	(108)	(3,004)	1,261
Total net revenue	197,444	142,323	106,698	94,773	107,335
Provision for loan losses	9,590	7,563	8,526	47,730	4,580
Total non-interest expense	140,806	116,442	82,137	78,571	71,699
Income tax expense (benefit) - continuing operations	13,223	1,884	2,420	(15,597)	8,812
Net income from discontinued operations	(637)	914	—	—	—
Net income (loss)	$33,188	$17,348	$13,615	$(15,931)	$22,244
Less: Cumulative preferred stock dividend and accretion	—	—	—	1,030	—
Less: Deemed dividend from preferred stock repayment	—	—	—	2,954	—
Net income (loss) available to common stockholders	$33,188	$17,348	$13,615	$(19,915)	$22,244

Dividends per common share	$0.69	$0.65	$0.64	$0.64	$0.63
Basic earnings per common share	1.49	0.97	0.98	(1.51)	2.08
Diluted earnings per common share	1.49	0.97	0.98	(1.51)	2.06

Weighted average common shares outstanding - basic	22,201	17,885	13,862	13,189	10,700
Weighted average common shares outstanding - diluted	22,329	17,952	13,896	13,189	10,791

(1)   For the years  2011 and 2010, the above schedule has been adjusted for prior year lease adjustments discussed in Note 2 in the Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008

Selected Operating Ratios and Other Data:
Performance Ratios:
Return on average assets	0.73%	0.50%	0.50%	(0.74)%	0.87%
Return on average equity	5.66	3.64	3.55	(4.83)	6.47
Interest rate spread	3.47	3.38	3.01	2.61	3.06
Net interest margin	3.62	3.57	3.28	3.00	3.44
Non-interest income/total net revenue	27.38	25.16	27.88	26.57	29.44
Non-interest expense/average assets	3.11	3.34	2.99	2.93	2.81
Dividend payout ratio	43.62	67.01	65.16	N/M	30.58

Growth Ratios:
Total loans	34.91	38.02	9.20	(2.27)	3.24
Total deposits	32.22	40.68	10.96	8.59	0.39
Total net revenues	38.73	33.39	12.58	(8.15)	21.19

Capital Ratios:
Tier 1 capital to average assets - bank	7.46	8.41	8.04	7.86	9.34
Total capital to risk-weighted assets - bank	11.79	11.29	10.61	10.71	12.28
Stockholders’ equity/total assets	12.60	18.82	13.44	14.26	15.32
Tangible common stockholders’ equity to tangible assets (3)	7.82	8.71	7.91	8.29	7.75

Asset Quality Ratios:
Net loans charged-off/average total loans	0.26	0.27	0.42	1.96	0.19
Allowance for loan losses/total loans	0.83	1.10	1.49	1.62	1.14
Net loans charged-off - Business activities/average total loans- Business activities	0.34	0.32	0.42	1.96	0.19
Allowance for loan losses - Business activities/total loans - Business activities	1.21	1.41	1.49	1.62	1.14

Share Data:
Book value per share	$26.53	$26.09	$27.52	$27.68	$30.33
Market price at year end	$23.86	$22.19	$22.11	$20.68	$30.86

(1)	All performance ratios are based on average balance sheet amounts where applicable.
(2)	N/M = Not Meaningful
(3)

Tangible common stockholders’ equity to tangible assets exclude goodwill and other intangibles. This is a non-GAAP financial measure that the Company believes provide investors with information that is useful in understanding our financial performance and condition.

(4)

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

(5)	For the years 2011 and 2010, the above schedule has been adjusted for prior year lease adjustments.

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 35%.

Item 6 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2012			2011			2010
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans:
Residential Loans	$1,193.9	$52.7	4.42%	$876.1	$42.5	4.85%	$633.6	$32.9	5.19%
Commercial Mortgages	1,271.6	69.1	5.44	1,058.0	52.9	5.00	881.9	43.3	4.91
Commercial Business Loans	507.9	20.4	4.01	344.3	16.5	4.79	204.0	10.5	5.15
Consumer Loans	427.5	17.8	4.17	336.7	13.4	3.98	299.9	11.7	3.90
Total Loans	3,400.9	160.0	4.71	2,615.1	125.3	4.79	2,019.4	98.4	4.87
Investment securities (2)	550.8	17.6	3.19	444.9	16.5	3.71	403.5	16.7	4.14
Federal funds sold and short-term investments	76.4	0.9	0.13	14.7	—	0.11	11.4	—	0.14
Total interest-earning assets	4,028.1	178.5	4.43	3,074.7	141.8	4.61	2,434.3	115.1	4.73
Intangible assets	241.7			207.5			174.5
Other non-interest earning assets	262.4			201.8			134.2
Total assets	$4,532.2			$3,484.0			$2,743.0

Interest-bearing liabilities:
Deposits:
NOW accounts	$304.1	$0.9	0.30%	$244.2	$0.9	0.4%	$199.3	$0.7	0.35%
Money market accounts	1,189.1	5.8	0.48	833.3	5.6	0.67	597.3	5.6	0.94
Savings accounts	390.8	0.7	0.19	369.6	0.8	0.22	224.3	0.6	0.27
Certificates of deposit	1,056.0	15.1	1.43	902.6	16.3	1.81	749.2	19.4	2.59
Total interest-bearing deposits	2,940.0	22.5	0.77	2,349.7	23.6	1.00	1,770.1	26.3	1.49
Borrowings and notes	432.1	10.1	2.33	250.4	8.4	3.35	282.0	9.0	3.19
Total interest-bearing liabilities	3,372.1	32.6	0.97	2,600.1	32.0	1.23	2,052.1	35.3	1.72
Non-interest-bearing demand deposits	529.0			377.9			279.1
Other non-interest-bearing liabilities	44.8			29.8			28.7
Total liabilities	3,945.9			3,007.8			2,359.9
Equity	586.3			476.2			383.1
Total liabilities and equity	$4,532.2			$3,484.0			$2,743.0
Net interest-earning assets	$656.0			$474.6			$382.2
Net interest income		$145.9			$109.8			$79.8

Supplementary data
Total non-maturity deposits	$2,413.0			$1,825.0			$1,300.0
Total deposits	3,469.0			2,727.6			2,049.2
Fully taxable equivalent adjustment	2.6			2.7			2.8

Interest rate spread			3.47%			3.38%			3.01%
Net interest margin			3.62			3.57			3.28
Cost of funds			0.84			1.08			1.52
Cost of deposits			0.65			0.87			1.28
Interest-earning assets/interest-bearing liabilities			119.45			118.25			118.62

Notes:

(1)	The average balances of loans includes nonaccrual loans, and deferred fees and costs.
(2)	The average balance of investment securities is based on amortized cost.
(3)	The above schedule includes balances associated with discontinued operations.
(4)	The above schedule is not adjusted for prior year lease adjustments.
(5)	The average balances of borrowings and notes includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

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

Item 6 - Table 4 - Rate  Volume Analysis

	2012 Compared with 2011			2011 Compared with 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:
Residential Loans	$(4,064)	$14,305	$10,241	$(2,262)	$11,879	$9,617
Commercial Loans	4,850	11,332	16,182	861	8,796	9,657
Commercial Business Loans	(2,986)	6,885	3,899	(817)	6,764	5,947
Consumer Loans	695	3,761	4,456	232	1,457	1,689
Total Loans	(1,505)	36,283	34,778	(1,986)	28,896	26,910
Investment securities	(2,505)	3,581	1,076	(1,826)	1,626	(200)
Short-term investments	35	872	907	(4)	4	—
Total interest income	(3,975)	40,736	36,761	(3,816)	30,526	26,710

Interest expense:
NOW accounts	(229)	204	(25)	62	169	231
Money market accounts	(1,873)	1,994	121	(1,774)	1,842	68
Savings accounts	(136)	45	(91)	(98)	333	235
Certificates of deposit	(3,685)	2,509	(1,176)	(6,660)	3,492	(3,168)
Total deposits	(5,923)	4,752	(1,171)	(8,470)	5,836	(2,634)
Borrowings	(3,078)	4,777	1,699	400	(1,045)	(645)
Total interest expense	(9,001)	9,529	528	(8,070)	4,791	(3,279)
Change in net interest income	$5,026	$31,207	$36,233	$4,254	$25,735	$29,989

(1)  The above schedule includes balances associated with discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion is intended to assist in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in this Form 10-K.  Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Allowance for Loan Losses. The allowance for loan losses represents probable credit losses that are inherent in the loan portfolio at the financial statement date and which may be estimated.  Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although management believes that it uses appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. Conditions in the local economy and real estate values could require the Company to increase provisions for loan losses, which would negatively impact earnings.

Acquired Loans. Loans that the Company acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company continues to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.  For collateral dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral of the loans.  These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

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

SUMMARY

Berkshire produced record net income totaling $33.2 million in 2012, which was a 91% increase over 2011 net income of $17.3 million.  There was general improvement of profitability, and measures of capital, asset quality, and liquidity remained favorable.  Berkshire continued to generate positive operating leverage in 2012; revenues grew by 39% which was almost twice the 21% growth in expenses.

Berkshire’s earnings per share increased by 54% to $1.49 in 2012, and measured $1.98 before the $0.49 after-tax impact of merger, conversion, and nonrecurring items.  In November 2012, Berkshire raised its quarterly cash dividend by 6% to $0.18 per share, mirroring a similar increase in the prior year.  The total return on Berkshire stock was 10.9% in 2012, including price appreciation and dividend yield.

Berkshire believes that it significantly added to the value of its franchise in 2012, as highlighted below:

•   Market share improved in targeted areas, based on the advantages of Berkshire’s positioning among the major regional banks in its markets with the focus, flexibility, and capacity to gain share from national banks and smaller community banks

•   Berkshire expanded its footprint in Eastern Massachusetts, Northern Connecticut, and Central New York — all of which are large and healthy markets which offer significant long term opportunities for business development

•   Revenues were diversified, with significant growth in new fee income sources and diversification of the loan portfolio both by loan type and loan geography

•   A new core banking system was installed which improves distribution channels, enhances product capabilities, deepens customer relationship management, enhances scalability, improves efficiency, and provides more capabilities for data analytics to drive future profitable targeted growth

Major accomplishments included:

•                  Ongoing loan and deposit growth from business development in Berkshire’s footprint

•                  The acquisition of CBT — The Connecticut Bank and Trust Company (Hartford, CT) and Beacon Federal Bancorp (Syracuse, NY)

•                  Loan production from lending team recruitment including the new commercial team in Westborough, MA and the new mortgage banking team in Eastern Massachusetts.  Recruitment also resulted in the addition of another new seasoned commercial lending team after year-end, which is based in Eastern Massachusetts

•                  Four de novo branches were opened in the Albany market, bringing the total branch count to 17 as  Berkshire progressed towards its goal of 20 or more offices in this market

•                  The insurance and wealth management business lines were enhanced, with a conversion to new insurance carriers and the consolidation of wealth management in new offices.

Income growth in 2012 also included the full year benefit of two bank acquisitions in 2011: Rome Bancorp (Rome, NY) and Legacy Bancorp (Pittsfield, MA).  Berkshire’s initiatives over the past two years have resulted in an 84% increase in total assets to $5.3 billion, placing it among the 100 largest exchange traded banks in the U.S.  Total branch offices increased by 83% to 77 offices.  Annualized fourth quarter net revenue increased by 117% to $238 million.  Berkshire’s office footprint extends from Boston to Syracuse, and from Hartford into Vermont.  Berkshire believes that its new size and reach open up new opportunities to further develop revenue and improve efficiency based on the strong leadership that it has recruited, its investment in scalable infrastructure and operating models, and its use of Six Sigma and data analytics to sharpen its product and customer management.  Through its regional headquarters, it offers responsive local market leadership across its business lines.  The Company is flexibly pursuing the best opportunities for profitable growth across its geography and diversified product and service offerings.

Berkshire has managed its capital and funding sources to support its growth and the needs of its markets as the regional economy improves.  Total common shares outstanding increased by 79% to $25.1 million over the last two years primarily due to shares issued as merger consideration, which contributed $247 million in new equity.   In November 2012, Berkshire transferred its stock listing to the New York Stock Exchange, maintaining the “BHLB” ticker symbol.  Berkshire also privately placed $75 million in subordinated debt in 2012 with institutional investors to fund the cash portion of merger consideration.  This placement took advantage of favorable market conditions to improve the weighted average cost of capital.  Berkshire significantly expanded its relationships with national investment grade financial institutions as secondary market outlets and providers of financial derivatives to support expanded mortgage originations.

Berkshire continues to add to its senior and middle management ranks, recruiting high caliber professionals to offer products and services competitive with national banks, driving market share gains in the retail and commercial middle markets.   Financial disciplines guide pricing based on targeted profit margins and return on equity.  Credit disciplines govern portfolio concentrations, credit selection, and loan structures targeted to maintain favorable momentum in credit metrics.  Risk disciplines target income protection in the event of anticipated future interest rate increases, along with maintaining appropriate capital and liquidity buffers.  Berkshire balances current period earnings targets with ongoing investments in strengthening its scalable infrastructure to support future growth and profitability improvement.

An important investment in 2012 was the core systems conversion in September.  The Company expects this system to expand its distribution channels, enhance customer service, and improve its overall efficiency.  Importantly, Berkshire expects to use this system analytically to better track customer relationships, cross sales, and product utilization, and to therefore strengthen and deepen profitability management.  Management plans to use this technology together with its Six Sigma process engineering disciplines to improve data analytics and further drive smart growth.  This focus will also contribute to risk management, where the Company’s focus is on continuing to maintain strong asset quality, modest credit charges, and careful interest rate management in the current challenging environment.

Berkshire recently introduced new messaging themes for its America’s Most Exciting Bank® brand, and in 2012 named Olympic gold medal and National Hall of Fame basketball coach Geno Auriemma as company spokesperson.  Berkshire annually convenes AMEBU — America’s Most Exciting Bank University — to support brand and culture development companywide.    The Company has an ongoing program to rebrand targeted branch offices across its region based on its redesigned branch footprint which enhances customer engagement, revenue potential, and cost management.  Berkshire’s charitable foundations continue their leadership in philanthropy and community involvement in its regions.  Reflecting Berkshire’s evolving governance, 2012 was the first full year for the new Capital Committee of the Board, which evaluates strategic impacts of the changing regulatory and economic factors affecting capital adequacy, capital supply, and returns on capital.  At the end of the year, the Board promoted Mr. Daly to Chairman, in addition to his existing roles as President and CEO.  The Board appointed Mr. Bossidy to the new role of Lead Independent Director, where he will continue to provide leadership and oversight to the Company’s governance.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2012 AND 2011

Balance Sheet Summary.  Berkshire has increased its balance sheet significantly over the last two years as it has taken advantage of opportunities to enlarge and strengthen its footprint in its New England and upstate New York markets.  The Company believes that its geographic and size positioning give it sustainable competitive advantage for gaining customer preference and increasing market and wallet share in these markets.  Balance sheet growth has been integral to generating positive operating leverage and improved operating profitability and return on equity.  This growth has also improved the flexibility and diversification of revenue sources.  The Company manages according to disciplines to maintain balance sheet strength including asset quality, interest rate risk, liquidity, and capital strength.  Berkshire significantly increased its common shares outstanding over the last two years through merger consideration to provide appropriate capital support for this growth.  Berkshire’s goal is to produce competitive long term shareholder returns and to maintain strong access to capital markets to support its deposit and loan activities in meeting the needs of the communities that it serves.

Total assets increased during 2012 by $1.3 billion (33%) to $5.3 billion.  Over the last two years, total assets have increased by $2.4 billion (84%).  Growth included the 2012 acquisitions of CBT, Beacon, and Greenpark Mortgage operations ($1.2 billion in total assets) and the 2011 acquisitions of Rome and Legacy ($1.2 billion in total assets).  Most categories of assets and liabilities increased as a result of these acquisitions.  Assets and liabilities from discontinued operations at year-end 2011 were related to four former Legacy New York branches which were divested in January 2012.

Berkshire produced a 5% increase in loans and deposits from business development in 2012, separate and distinct from the impact of the bank acquisitions.  This was the product of Berkshire’s ongoing expansion in its regional markets with particular emphasis on commercial relationship growth.  Commercial business development produced a 25% increase in commercial business loans and total demand deposits increased by 27% from business development.  At year-end, commercial deposits funded 64% of outstanding commercial loans, reflecting the benefit of the Company’s relationship approach to developing commercial business.

Overall measures of asset quality, capital, and liquidity remained strong through the year.  Total shareholders’ equity increased by $115 million (21%) primarily due to equity issued as merger consideration.  Total intangible assets increased by $51 million (23%) due primarily to merger related goodwill.  Berkshire utilized additional borrowings, particularly to fund growth in residential mortgages held for sale, as well as the cash consideration used for mergers.  Due to this additional leverage, the ratio of total equity to assets decreased to 12.6% from 13.8% during the year.  Reflecting the higher proportion of residential mortgage related assets, the Bank’s risk based capital ratio improved to 11.8% from 11.3% during the year.  The ratio of loans/deposits increased slightly to 97% from 95%.  At year-end, 34% of total loans were loans acquired in business combinations which were recorded at fair value in the last two years.  Total outstanding common shares increased by 19% to $25.1 million in 2012 due primarily to shares issued as merger consideration.  Book value per share improved to $26.53 from $26.09 primarily due to the benefit of retained earnings.

Investment Securities.  Berkshire’s goal is to maintain a high quality portfolio consisting primarily of liquid investment securities with managed durations to limit the potential for market value declines in rising rate markets.  Berkshire focuses on loan growth as the primary use of funds from deposit growth and the primary source of interest income.  The investment portfolio provides additional liquidity and interest rate risk management flexibility, in addition to the capacity to generate higher earnings.  The Company evaluates the portfolio within its overall objectives of producing growth in earnings per share and return on equity.

The portfolio increased in 2012 primarily due to securities acquired in bank acquisitions.  There were no major changes in the structure of the portfolio during the year and the portfolio yield decreased due to the ongoing low rate environment.  The Company evaluates options for managing the portfolio’s size, risk, and duration to mitigate the income impact of potential further yield compression within the stated overall portfolio objective.

Total investment securities increased by $41 million (8%) during the year due to $121 million in investment securities acquired in bank acquisitions.  Berkshire restructures the investments and borrowings of acquired banks at the time of acquisition when these instruments are recorded at fair value.  Depending on circumstances, some of this restructuring is done immediately prior to acquisition and some is done shortly after acquisition.  This restructuring allows Berkshire to conform these instruments to its own policy objectives.  Berkshire had liquidated portions of the recently acquired Beacon portfolio in the fourth quarter.  Berkshire also liquidated selected existing securities positions which became uneconomical during the year as asset yields continued to decline.  At year-end, the Company was in the process of evaluating alternatives for replacing some of those securities depending in part on anticipated changes in securities market yields and prices.

The increase in total securities in 2012 consisted mainly of structured U.S. agency collateralized mortgage obligations with targeted average lives in the 2 — 5 year range.  Berkshire also continues to invest in dividend yielding equity securities of local financial institutions.  Investment securities as a percentage of earning assets decreased modestly to 12% at year-end 2012, compared to 15% at the start of the year.

At year-end 2012, Berkshire’s $574 million securities portfolio was primarily comprised of $322 million in mortgage-backed securities guaranteed or sponsored by the U.S. government.  These securities constituted 56% of the portfolio at year-end, increasing slightly from 55% at the start of the year.  Municipal securities and development bonds were little changed, totaling $135 million (23% of the portfolio) at year-end 2012. Other significant components of the portfolio at year-end included $31 million of corporate bonds and trust preferred securities, $25 million of marketable equity securities (consisting primarily of exchange traded common stock issued by community banks in the region), and $40 million of restricted securities which mostly consisted of Federal Home Loan bank stock. Approximately 81% of the total portfolio was designated as available for sale, with the primary exceptions being the restricted stock and locally issued development bonds (classified as held to maturity municipal securities except for one security classified as a trading obligation as a result of a related interest rate swap).  The net unrealized gain on securities available for sale totaled $10.7 million, or 2.4% of book value at year-end 2012, compared to 1.5% a year earlier.

The Company did not record any write-downs of investment securities in 2012 and none of the Company’s investment securities were classified as other-than-temporarily impaired during the year or at year-end.  Gross unrealized losses on securities with unrealized losses declined to $3 million from $4 million.  Detail on these securities, including one security with a $1.7 million unrealized loss, is included in the Securities note in the consolidated financial statements.  There were several downgrades of corporate bonds and single issuer trust preferred securities during 2012, due primarily to changes in the ratings environment for large financial institutions.  At year-end 2012, all available for sale debt securities carried at least one investment grade rating by a major rating agency except for the above security, one security called at par after year-end, and one $1.5 million security downgraded to a Ba1 rating which had a 0.3% premium valuation at year-end. The Company’s held to maturity securities are generally unrated local securities, all of which are performing and none of which is deemed criticized according to the Company’s internal ratings systems.

The tax equivalent yield on investment securities declined to 3.2% in 2012 from 3.7% in 2011, reflecting the impact of portfolio turnover and growth in the ongoing low interest rate environment. The effective duration of the debt securities portfolio at year-end 2012 was estimated at approximately 3.0 years, with a year-end tax equivalent yield of approximately 2.7%.  These data reflect the shorter duration planned amortization class bonds which comprise the majority of the mortgage backed securities portfolio, combined with the generally medium term duration of other debt securities.

Loans.  Berkshire’s focus has been on expanding and diversifying its loan portfolio to serve the credit needs of its markets and develop profitable financial service relationships with customers in and around its footprint.  In 2012, the loan portfolio grew as a result of business combinations in Eastern Massachusetts, Northern Connecticut, and Central

New York.  Berkshire has also focused on lending team and talent recruitment which contributed to growth from business development in its markets.  Berkshire’s loan growth was net of certain non-relationship balances which were not retained during the year, along with certain balances which were sold.  Results reflect the Company’s overall strategic focus on balancing growth, earnings, and risk objectives.  Production of residential mortgages and commercial business loans also reflected improved market conditions.  Ongoing low interest rates have pressured gross loan yields and margins, particularly in commercial lending.  The Company continues to target a business mix that satisfies its long term return on equity and interest rate sensitivity targets, and it uses financial derivatives with national institutional partners as an integral component of this strategy.  The Company believes that its risk disciplines and high quality underwriting standards are improving the long run risk profile of its credit portfolio.

Total loans increased by $1.03 billion (35%) to $3.99 billion in 2012.  This included $875 million in acquired loans from the CBT and Beacon acquisitions.  Excluding loans acquired in business combinations, net loan growth was $157 million (5%) in 2012, including $125 million in residential mortgages and $101 million in commercial business loans.  Real estate related loans were affected by accelerated runoff in the second half of the year.  This included higher prepayments resulting from record low interest rates, along with targeted reductions of non-relationship commercial accounts.  Loans acquired as a result of bank mergers were generally in-market conforming loans except for approximately $83 million in loans associated with Beacon’s two Tennessee branches.  CBT’s loan portfolio reflected its emphasis on small business banking.  Beacon’s loans were more consumer oriented, together with a more recently developed commercial portfolio concentrated in Central New York.  For the year, residential mortgage loans decreased to 33% of total loans from 35%, and commercial mortgages decreased to 36% from 39%.  Commercial business loans increased to 15% from 14% and consumer loans increased to 16% from 12%.

Berkshire conducts thorough pre-merger due diligence on loans acquired in business combinations, together with post-merger fair value analysis with the assistance of a third party.  The Company recorded the acquired loans at estimated net fair value, including estimated discounts for impaired loans.  The Company recorded a net discount of $38.2 million in 2012 on loans acquired in business combinations (4.2% of the acquired book balance).  Acquired impaired loans totaled $102.1million (11.2% of total acquired loans).  Discount on these loans totaled $43.2 million (42.4% of book value), including $31.4 million of nonaccretable discount representing estimated uncollectable amounts.   This net discount included premiums and discounts for loans with various prepayment speeds and prepayment volatility, which has contributed to volatility in quarterly net interest income.  Additionally, net interest income is charged or credited based on collections of nonaccretable discount as impaired loans are liquidated.  The balance of accretable discount on impaired loans acquired from business combinations totaled $8.2 million at year-end 2012, compared to $1.3 million at year-end 2011. The increase included $11.8 million added for new loans acquired in 2012 less $4.8 million in accretion recorded to income in 2012.

Berkshire continues to take commercial market share from national competitors as a result of the capabilities and responsiveness of the commercial banking teams that it has recruited in recent years.  Total commercial loans increased by $447 million (29%) to $2.01 billion in 2012, including $390 million acquired in the bank mergers.  In addition to these acquired loans, this increase was primarily due to growth in commercial business loans, which increased by $101 million to $600 million and grew at a 25% rate excluding the $88 million benefit of loans acquired in bank mergers.  Growth from business development included the contribution from Berkshire’s new Central Massachusetts commercial banking team, which was recruited in December 2011 and is located in Westborough.  Berkshire’s asset based lending team operates from Eastern Massachusetts and serves Berkshire’s entire footprint.  Asset based loans outstanding increased in 2012 by $105 million to $258 million.  Shortly after year-end, a new Eastern Massachusetts commercial team was recruited to further expand middle market commercial banking in  Central/Eastern Massachusetts.   Loan growth has included ongoing contributions from Berkshire’s New York region, including loan participations originated with Beacon prior to its acquisition.  Shortly after year-end, new commercial leadership was recruited for the Syracuse area to build on the foundation provided with the Beacon merger.  Similarly, new commercial leadership was recruited for the Hartford/Springfield market in the second half of 2012 to build on the foundation provided with the CBT merger.  Berkshire has also enhanced its small business lending program, with expanded services provided through its branch network.

The $304 million (30%) increase in the residential mortgage portfolio to $1.32 billion included $179 million in balances acquired in the bank mergers.  The $125 million increase excluding these bank mergers primarily represented business development from the eight new Eastern Massachusetts mortgage lending offices added as a result of the recruitment of the Greenpark mortgage team.  Berkshire’s loan production consisted primarily of conforming fixed rate mortgages to borrowers in and around its markets.  The majority of mortgage production is sold to national institutional secondary market partners and government agencies.  Growth in Berkshire’s mortgage portfolio included mortgages which were purchased from Greenpark Mortgage prior to its acquisition, together with increased originations by the expanded mortgage banking operation in the strong refinancing market that developed in the second half of the year due to record low interest rates.  Growth of the mortgage portfolio was net of $20 million of seasoned mortgages sold during the year as part of the Company’s overall asset/liability management.  Additional information about mortgage production is included in the later discussion of non-interest income in the results of operations section.  The balance of residential mortgages includes net deferred costs and premiums which increased to $11 million from $5 million in 2012 due primarily to premiums paid on purchased Greenpark mortgages.  These amounts are amortized into mortgage income and have also contributed to increased quarterly volatility in net interest income due to higher volatility in prepayment speeds.

Total consumer loans increased by $281 million (76%) to $651 million in 2012 including $307 million in balances acquired in bank mergers.  This included $266 million in balances of acquired other consumer loans consisting primarily of indirect auto loans in the Beacon portfolio.  Berkshire’s total auto loan portfolio increased to $165 million at year-end 2012, compared to $21 million at the prior year-end.  Beacon had an established auto lending function that Berkshire expects to maintain and may expand in targeted areas.  Berkshire’s consumer loan outstandings from business development decreased in 2012 due to the impact of loan refinancings and the Company’s concentration on residential mortgage production.  Home equity loans increased by $27 million to $325 million in 2012, including $41 million in balances acquired in bank mergers.

The yield on loans was little changed at 4.73% in the fourth quarter of 2012, compared to 4.74% in the fourth quarter of the prior year.  The benefit of purchase accounting accretion for loans acquired in bank mergers generally offset the yield compression experienced in the industry due to continuing low interest rates.  The purchase accounting accretion relates to the higher rates assigned to higher risk and impaired acquired loans when they are fair valued at acquisition.  The overall yield on acquired loans was established at 6.0% for CBT and 5.8% for Beacon based on the initial yields assigned as of the merger dates.  The net accretion in 2012 included the new accretion from acquired loans and a decline in the rate of accretion as loans acquired in 2011 are reduced.  There is further information about the impact of accretion in the later discussion of net interest income in the results of operations section.

Berkshire continues to favor an asset sensitive interest rate risk profile, and seeks to manage the retention of long term fixed rate loans and securities. The majority of fixed rate residential mortgage production is sold servicing released in the secondary market.   The Bank offers back-to-back interest rate swaps to certain commercial loan customers, which allows the Bank to book a variable rate loan while providing the customer with a contract to fix its interest rate. This allows the Company to be more competitive with national financing sources without booking long-term, fixed rate assets at current low interest rates, as well as providing a source of fee income.  The Bank’s loans and securities with contractual repricings over three years increased to 44% of assets from 39% at the start of the year, due primarily to growth in the residential mortgage portfolio.   The impact on portfolio durations is believed to be lower due to the higher rate of prepayments in the current environment.  Berkshire utilizes forward starting interest rate swaps to help maintain an overall asset sensitive interest rate risk profile as measured by the sensitivity of net interest income.

Asset Quality.  Berkshire has a Chief Risk Officer and a Risk Committee of the Board which keep a close focus on maintaining strong asset quality, with most focus on the loan portfolio due to the low risk characteristics of the investment portfolio.  This includes setting loan portfolio objectives, maintaining sound underwriting, close portfolio oversight, and careful management of problem assets and potential problem assets.  Additionally, merger due diligence is an integral component of maintaining asset quality.  Under accounting standards for business combinations, acquired loans are recorded at fair value and are deemed performing regardless of their payment status. Therefore, some overall portfolio measures of asset quality are not comparable between years or among institutions as a result of recent business combinations.   The recorded values of impaired loans acquired in business combinations were generally within estimates made by Berkshire during due diligence prior to negotiating the final terms of the merger agreements, and the quality and performance of acquired criticized assets has been within the range of Berkshire’s expectations.  A general goal is to achieve significant resolutions of impaired loans acquired in bank mergers in the first year following the acquisition date.

Year-end non-performing assets were little changed at $27 million in 2012 compared to $26 million in 2011.  They declined to 0.52% of total assets at year-end 2012 due primarily to the asset growth from acquisitions.  Loans which became non-performing during the year totaled $21 million in 2012, compared to $29 million in the prior year.  The impact of new non-performing assets was mostly offset by resolutions including upgrades, collections, and charge-offs.  Increased non-performing commercial business loans were mostly offset by lower non-performing commercial real estate loans.  The ten largest non-performing loans totaled $12.8 million and were generally well secured, with $3.3 million in impairment reserves as of year-end.  The largest non-performing asset at year-end was approximately $2.4 million.  For loans from business activities, the ratio of non-performing loans to total loans was 0.88% at year-end, compared to 1.03% at the start of the year.

Loans classified as performing troubled debt restructurings increased to $4.6 million from $1.3 million during 2012 due to a limited number of commercial credits.  There were no loans which were restructured in 2012 that subsequently defaulted during the year.  Foreclosed real estate remained negligible at year-end 2012, totaling $1.9 million.  Accruing loans over 90 days past due measured 0.48% of total loans at year-end 2012, compared to 0.34% at the start of the year.  These loans totaled $19.0 million at year-end 2012, including $15.5 million in loans acquired in business combinations which are recorded as accruing under accounting standards for business combinations.  Loans delinquent 30-89 days increased to 0.63% of total loans from 0.55% due to delinquent loans acquired in 2012 bank mergers.

Net loan charge-offs were 0.26% of average loans in 2012. Total net charge-offs were $8.8 million in 2012, compared to $7.0 million in 2011.  Loans acquired in business combinations are recorded at fair value, including the impact of estimated credit losses.  Therefore, net charge-offs from acquired loans contributed only $0.2 million to total net charge-offs in 2012.  Based on an average of period-end balances, net charge-offs in 2012 measured approximately 0.35% of average loans excluding loans acquired in business combinations.

The credit risk profile of the Company’s loan portfolio is described in the Loans note in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans, and criticized assets are the total of criticized loans and foreclosed real estate. Criticized assets increased as a result of the business combinations in 2012.  Criticized assets totaled $187 million (3.5% of total assets) at year-end 2012, compared to $161 million (4.0% of total assets) at the start of the year.  The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest.  These loans have a possibility of loss if weaknesses are not corrected.  Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans.  Potential problem loans totaled $62 million at year-end 2012 compared to $80 million at the prior year-end.  The ten largest potential problem loans totaled $48 million at year-end 2012, with the largest such loan totaling $10 million.  All of these ten loans were viewed by the Company as stable or improving.  The Company’s evaluation of its credit risk profile also compares the amount of classified assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance.  This ratio was 35% at year-end 2012, and was unchanged from the prior year-end.

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

The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated and which are inherent in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition.  The fair value of acquired loans includes the impact of estimated loan losses for the life of the portfolio, including factors which are not probable or inherent as of the acquisition date, and including subjective assessments of risk.  A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses relating to acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to other financial institutions.

The total amount of the loan loss allowance was $33.2 million at year-end 2012, compared to $32.4 million at the start of the year.  The increase was due to growth in general reserves on acquired loans to $1.3 million from $0.5 million.  This reflected a general increase in environmental risk for loans acquired in 2011 based on inherent losses which have become probable and estimable in addition to those which were projected at acquisition.  For loans from business activities, the related year-end allowance was unchanged from year-to-year, with a $0.5 million increase in impaired loan reserves offset by an identical decrease in general pool reserves.  Loans from business activities increased in 2012, and as a result the related year-end allowance decreased to 1.21% of these loans from 1.41% at the beginning of the year.  The reduction in coverage of these balances is consistent with the increased proportion of lower risk residential mortgages, the gradual shift of commercial balances from real estate loans to lower risk loans secured by business operating assets, and the decline in potential problem loans.  The decrease in this ratio is consistent with the Company’s ongoing plan to strengthen the portfolio’s risk metrics and gradually reduce the percentage of the portfolio with inherent losses that are probable and estimable.  The year-end allowance provided 3.8X coverage of 2012 net charge-offs and 1.3X coverage of year-end non-accrual loans.  The specific reserve for loans from business activities individually evaluated for impairment measured 8% of the related loan balances, demonstrating the general strength of collateral support for impaired commercial loans.

Other Assets.

Most categories of assets increased due to the Company’s expanded operations including business combinations.  Loans held for sale increased as a result of Berkshire’s expanded mortgage production.  This increase was due to the expansion of the mortgage banking operations and the record mortgage production due to heightened refinancing demand resulting from record low interest rates.  Designated mortgage originations are held for sale to longstanding secondary market relationships and are hedged in order to minimize interest rate risk from the time that interest rates are initially locked during the application process.  For loans held for sale, Berkshire enters into mandatory delivery or best efforts sale contracts with institutional secondary market purchasers.

Goodwill increased due to the business combinations.  Goodwill is the difference between the fair value of consideration paid for these acquisitions and the fair value of net assets and liabilities acquired. The balance of goodwill includes goodwill related to prior acquisitions. Goodwill is analyzed annually for impairment in accordance with accounting standards, and there was no impairment charge recognized based on the most recent analysis in 2012.   In the current market environment, there was no significant intangible asset recorded for the fair value of core deposits acquired.    Total intangible assets were $274 million at year-end 2012, compared to $223 million at year-end 2011.

The total net deferred tax asset increased to $58 million from $41 million during 2012 primarily due to deferred taxes related to the loan purchase accounting discounts recorded for bank acquisitions.   The purchase accounting portion of the asset increased to $28 million from $12 million during the year.  Deferred tax assets, net of valuation allowances, are expected to be realized in the future through the reversal of existing taxable temporary differences and future taxable income.  At year end 2012, the balance included a net $6.1 million asset related to approximately $20 million in net operating loss carry forwards from acquired institutions.

Deposits.  In its overall New England/New York footprint, Berkshire increased its deposit market share from business activities based on most recent FDIC data.  Berkshire continues to promote lower cost relationship oriented accounts in all of its markets, along with commercial deposits associated with its increased originations of commercial business loans and small business loans.  Berkshire has also benefited from ongoing de novo branch expansion in its Albany, New York region and has increased its commercial deposit acquisition in Eastern Massachusetts.  Berkshire seeks to flexibly balance its objectives for market share and wallet share growth with its goals for controlling funds costs and its need for funds based on the totality of its asset/liability management goals.

Total deposits increased by $1.00 billion (32%) in 2012 to $4.10 billion.  This included $834 million in acquired deposits from the CBT and Beacon acquisitions.  Excluding acquired deposits, net deposit growth was $165 million (5%) in 2012.  This was concentrated in a $120 million increase in demand deposit balances which are targeted by Berkshire’s strategies to promote low cost relationship oriented accounts.  Demand deposits increased to 16% of total deposits from 14% as a result of this strong growth.  Time deposits decreased to 29% of total deposits from 31% during the year and time account runoff was offset by growth in money market accounts which also reflected customer liquidity preferences in the ongoing low rate environment.  Berkshire produced growth exceeding 5% from business activities for all major categories of deposits in 2012 except for this decrease in time deposits.  The year 2012 was the fourth consecutive year in which the deposit growth rate from business activities exceeded the loan growth rate from business activities, which has contributed to improved liquidity from operations.   The ratio of loans/deposits was 97% at year-end 2012. Berkshire increased its total branch offices to 77 from 60 during the year 2012 and continued with its ongoing program of gradually introducing its AMEB branch design in new locations.  During 2012, Berkshire also introduced its My Banker personalized concierge banking service targeted towards meeting the financial services needs of professionals and others with similar qualifying banking needs.

Deposit growth included the benefit of four Albany area de novo branch offices that were opened in that market during the year.  Much of the rest of the growth from business development was in commercial accounts in Central/Eastern Massachusetts as a result of Berkshire’s expanded operations in that market.  Year-end commercial demand deposits increased to $413 million in 2012 from $262 million at the start of the year, including the benefit of commercial business development and bank mergers.  Berkshire offers deposit insurance on 100% of its deposit balances due to a combination of insurance from the FDIC and the Massachusetts Depositors Insurance Fund.  As the Company continues to pursue deposit growth across its expanding franchise, it expects to evaluate deposit protection alternatives.

By emphasizing lower cost non-maturity deposits and lowering time deposit costs, the Company has reduced the cost of its deposits in order to offset the impact of lower asset yields in the current low interest rate environment. The average annualized cost of deposits decreased to 0.59% in the fourth quarter of 2012, compared to 0.73% in the fourth quarter of 2011.  The cost of deposits also benefited from acquired accounts, which had an average cost of 0.50% for Beacon at the time of acquisition.  A total of $655 million in time deposits is scheduled to mature in 2013, and the weighted average cost of time deposits is expected to continue to decline based on continuing low interest rates.  In its pricing process, Berkshire seeks to maintain a flexible balance between supporting business volume growth in its regional markets while also supporting its net interest margin in light of ongoing yield compression for earning assets.  The Company believes it has further capacity to adjust funding costs in future quarters if appropriate based on market and interest rate conditions.

Borrowings.  Berkshire utilizes borrowings to manage short term liquidity, to provide overnight funding for targeted asset classes, as medium term funding for portions of the loan portfolio, and for qualifying regulatory capital to support overall balance sheet soundness.  Most outstanding borrowings are from the Federal Home Loan Bank of Boston, but the Bank and the holding company also utilize other established short term funding sources.   In  2012, Berkshire expanded its funding and capital sources with the institutional placement of subordinated debt described below.

Total borrowings increased by $211 million in 2012, including the $117 million fair value of borrowings acquired in bank mergers.  As previously discussed, Berkshire routinely restructures the investments and borrowings of acquired banks to conform with its policies.  In some cases this restructuring is accomplished shortly before the merger is consummated and in other cases it is completed promptly after the effective time of the merger.   In addition to acquired borrowings, Berkshire increased its use of overnight borrowings to fund growth in mortgage loans held for sale subsequent to the recruitment of its Eastern Massachusetts mortgage banking team.  These loans held for sale are generally liquidated within several weeks and it is common to fund these assets with overnight borrowings, thereby generating a positive spread based on the long term fixed rate coupons of the mortgages held for sale.

On September 28, 2012, the Company received an investment by institutional investors of $75 million in fifteen year senior subordinated notes issued by the Company.  The coupon on these notes is 6 7/8% fixed for the first ten years.  Cash proceeds were primarily used to fund the cash consideration required for the acquisition of Beacon Federal Bancorp on October 19.  The notes qualify for Tier 2 regulatory capital treatment for bank holding companies.  As a savings and loan holding company, Berkshire Hills Bancorp is not presently subject to bank holding company regulatory capital requirements, but it is expected to become subject to these requirements in the future based on anticipated regulatory changes.  One of the Company’s objectives with this capital placement was to reduce the long term cost of regulatory capital by obtaining fixed rate regulatory capital with tax deductible interest at this time of record low interest rates.

The cost of borrowings decreased steadily in 2012 from 3.35% in the fourth quarter of 2011 to 1.70% in the third quarter of 2012 due to the low interest rate environment and the increased use of overnight borrowings.  The cost of borrowings increased to 2.80% in the fourth quarter of 2012 due to the impact of the higher coupon on the subordinated debt discussed above.  The cost of borrowings includes the cost of interest rate swaps discussed in the following section.  Berkshire often uses variable rate borrowings from the Federal Home Loan Bank which are matched with interest rate swaps with investment grade national banks in order to achieve the lowest cost and most flexible medium term funding.  Additionally, Berkshire increased its use of forward starting swaps in 2012 in order to provide future interest rate protection of variable rate borrowings without increasing current period funding costs.

Derivative Financial Instruments and Hedging Activities.  At year-end 2012, the Company held derivative financial instruments with a notional amount totaling $1.312 billion, compared to $578 million at the start of the year.  The increase primarily resulted from an increase in derivatives related to mortgage banking, which totaled $618 million in notional amount at year-end 2012, compared to $43 million at the start of the year.  Most derivative instruments relate to routine lending activity with customers offset with interest contracts with national institutional counterparties in order to provide customers with the benefit of low rate long term borrowings.

The Company records a non-hedging derivative for interest rate lock commitments related to residential mortgage originations intended for sale.  Most mortgage customers elect to lock a fixed interest rate at or around the time of making a mortgage application.  The notional amount of these rate lock commitments totaled $283 million at year-end 2012.

The Company enters into forward commitments which are recorded as economic hedges in order to hedge the interest rate risk for rate locked mortgage applications in process and closed mortgage loans held for sale.  These commitments are primarily forward sales of to-be-announced mortgage backed securities.  Generally, when mortgage loans are closed, the forward commitment is liquidated and replaced with a mandatory delivery forward sale of the mortgage to a secondary market investor.  In some cases, a best-efforts forward sale agreement is utilized as the forward commitment.  At year-end 2012, forward commitments totaled $336 million and were hedging the $283 million in interest rate lock commitments and the $85 million balance of mortgages held for sale.  This resulted in a 91% coverage ratio of pipeline interest rate risk and allowed for potential application fallout.  The Company endeavors to lock-in its gain on sale at the time of the rate lock agreement and to manage pipeline interest rate risk within established guidelines.

As previously discussed, the Company uses interest rate swaps in conjunction with commercial loan originations.  The Company enters into a swap contract with the commercial customer and into an offsetting reverse swap contract with a national investment grade financial institution.  Each of these contracts is recorded as an economic hedge, and the Company had a $205 million notional amount of customer swaps and an identical amount of reverse swaps at year-end 2012, which was increased from $160 million at the start of the year.

The Company also uses interest rate swaps recorded as cash flow hedges to fix the interest rate on certain of its variable rate borrowings.  These swaps totaled $270 million at year-end 2012, compared to $200 million at the start of the year.  The year-end balance included $140 million in forward starting swaps.

The net fair value of derivative financial instruments was estimated at a net loss of $10 million at year-end 2012, compared to a net loss of $13 million at the start of the year.  The gross gain on derivative assets recorded in other assets totaled $20 million at year-end 2012, compared to $14 million at the start of the year.  The gross loss on derivative instruments recorded in other liabilities totaled $30 million at year-end 2012, compared to $27 million at the start of the year.  This loss is generally secured with investment securities pledged as collateral to counterparties.

Stockholders’ Equity.  Berkshire pursues a balance of capital to maintain financial soundness while using common equity efficiently to produce a strong return on equity and book value growth as a basis for shareholder value creation.

A sound capital structure reduces risk and enhances shareholder return and access to capital markets to support the Company’s banking activities and the markets that it serves.  In its payment of dividends, management of treasury shares, issuance of equity compensation, and balancing of capital sources, the Company strives to achieve a capital structure that is attractive to the investment community and which satisfies the policy and supervision purposes of the Company’s regulators.  When Berkshire negotiates business combinations, it generally expects to use its common shares as a significant component of merger consideration and to balance the mix of cash and stock to arrive at a targeted capital ratio based on the characteristics of the combined banks.

In 2012, total equity increased by $115 million (21%) to $667 million, including $84 million in common stock issued for bank merger consideration.  Berkshire issued 3.665 million shares for this consideration, at an average value of $22.99 based on the Berkshire stock closing price at the time of the acquisitions.  Berkshire converted Beacon’s outstanding stock options to equivalent Berkshire stock options and recorded a $6 million credit to be paid in capital for the value of these options.  Other sources of equity in 2012 included $3 million received from stock option exercises and $2 million in stock issued for equity compensation.  For the year 2012, net income of $33 million funded cash stock dividends to shareholders of $16 million and contributed to a $14 million increase in retained earnings.  In the fourth quarter of the year, Berkshire increased its quarterly cash dividend by 6% to $0.18 per share.  This was the second consecutive year with a 6% increase in the quarterly dividend.

The ratio of tangible equity/tangible assets decreased to 7.8% from 8.7% during 2012 due to the additional leverage related to the year’s business combinations.  Tangible equity is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets, which increased by $51 million to $274 million due to the business combinations during the year.  The ratio of equity to assets decreased to 12.6% from 13.8%, also due to the merger related leverage.  Tangible book value per share increased to $15.63 from $15.53 due to the benefit of internal capital generation which offset the dilutive impact of business combinations which were all targeted to produce accretion to future earnings per share.  Total book value per share increased to $26.53 from $26.09, also due to the retained earnings benefit, which offset the lower share value recorded on new shares issued as merger consideration.

At year-end 2012, Berkshire Bank’s regulatory capital ratios exceeded the requirements to be considered “well capitalized”, with the total risk-based capital ratio increasing to 11.8% from 11.3% at the start of the year. Berkshire Bank’s federal regulator is the FDIC.  The increase reflected the higher proportion of lower risk residential mortgage related assets.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Berkshire’s results in 2012 and 2011 include operations acquired in both years.  As a result, most categories of revenue and expense increased due to these acquisitions in addition to ongoing operations.  Earnings growth in 2012 included the partial year benefit of operations acquired in 2012 in addition to the full year benefit of operations acquired in 2011.  Earnings per share were affected by shares issued as merger consideration.  Eight bank branches acquired in the Legacy acquisition in the third quarter of 2011 were designated as discontinued operations and were divested in the following two quarters.  All references to revenue and expense in this discussion exclude these discontinued operations.  Operating results were also affected by merger and conversion expenses, and gains recorded on investments in acquired banks.

Net income increased by $15.8 million (91%) to a record $33.2 million in 2012, compared to $17.3 million in 2011.  Earnings per share increased by $0.52 (54%) to $1.49 from $0.97.  Net merger and nonrecurring items, including securities gains and results of discontinued operations, totaled $11.1 million and $10.4 million after-tax in 2012 and 2011 respectively.  These amounts equated to $0.49 per share and $0.57 per share in 2012 and 2011 respectively.  Excluding these items, adjusted earnings were $1.98 per share in 2012 and $1.54 in 2011.

The fourth quarter of 2012 was the first quarter in which results included all acquired operations.  Net income totaled $9.3 million ($0.38 per share) in that quarter.  Net merger and nonrecurring items as described above were $3.9 million ($0.16 per share).  Before these net items, results of operations totaled $13.2 million ($0.54 per share).

The fourth quarter return on equity was 5.8%, and measured 8.2% before the net merger and nonrecurring items.  The return on equity was 3.6% in 2010 before the Company undertook most of its recent growth initiatives.  The Company views its return on equity before net merger and nonrecurring items as indicative of its underlying profitability from operations.  The run rate of quarterly operating profitability has more than doubled over the past two years as a result of Berkshire’s growth initiatives including business development, team recruitment, and accretive acquisitions.  Over that time, the Company has increased the tangible book value of its shares while also paying a steady and increasing stock dividend.

Berkshire has benefited from positive operating leverage, with revenue growth outpacing growth in operating expenses.  Based on its financial and pricing disciplines, it has invested in earning assets and acquisitions according to its targets for double digit returns on its invested capital.  Growth has resulted in a larger franchise, with improved market share and wallet share.  These initiatives have also further diversified revenue sources and earnings streams, both geographically and among our business lines.  Berkshire continues to focus on opportunistic investment and multiple earnings levers to support earnings growth and profitability improvement.  It also continues to invest in its franchise, including targeted strengthening of staff, opening new offices, and rebranding selected existing offices.

Berkshire views its net merger related costs as part of the economic investment for its acquisitions.  Conversion expenses were primarily related to the core systems conversion which is a long term investment in the Company’s operating infrastructure.  These investments are intended to be accretive to return on equity and to contribute to long term earnings growth and franchise value.  References to earnings before merger, conversion, and nonrecurring items (including results of discontinued operations) are not GAAP measures and are not intended to substitute for GAAP income and expense measures.  Such items recorded in both years were within the range of the Company’s expectations.

Total Net Revenue.  Berkshire evaluates its top line with the measure of net revenue, which is the sum of net interest income and non-interest income.  The Company also evaluates net revenue before security gains/losses and nonrecurring items in order to evaluate the success of its operations.  A critical focus of Berkshire’s strategy is to produce positive operating leverage by growing operating revenue at a higher pace than operating expenses.  Berkshire also measures revenue per share to assess the accretion to shareholder value potential based on the Company’s growth initiatives.

Total net revenue increased by $55 million (39%) to a record level of $197 million in 2012.  Net revenue ended the year at a fourth quarter annualized run rate of approximately $238 million, which was a 49% increase over the $160 million annualized run rate in the fourth quarter of 2011 due to the benefit of mergers and organic growth.  Net revenue per share increased by 12% to $8.84 in 2012 compared to $7.93 in 2011, primarily reflecting the accretive revenue benefit of business combinations.  Due to higher mortgage banking revenues, fee income was 26% of net revenue in 2012 compared to 24% in 2011.  Berkshire targets fee income at 30% or more of revenues over the long run.  This ratio declined from 28% in 2010 primarily because acquired banks had a higher reliance on net interest income as a revenue source.

Net Interest Income.  Berkshire targets growth in net interest income based on increased business volumes related to market share gains in its markets.  The Company also regularly evaluates the use of leveraged securities investments within risk management parameters to improve income and returns on capital.  During 2012 and 2011, the Company’s focus was also significantly devoted to integrating assets and liabilities acquired in business combinations to maintain profitable relationships and optimize the benefit of acquired accounts in accordance with the financial targets established for these bank acquisitions.  Net interest income increased by $37 million (35%) to $143 million in 2012, compared to 2011, including the benefit of the bank acquisitions net of discontinued operations.  This included a full year’s benefit from 2011 acquisitions together with a partial year benefit from 2012 acquisitions.

The net interest margin increased to 3.62% in 2012 from 3.57% in 2011.  The margin benefited from the addition of acquired bank balances.  Based on fair value analyses performed as of the acquisition date, the net interest margin of acquired Beacon accounts was estimated at approximately 4.9%.  This primarily reflected the higher yield assigned to acquired higher risk and impaired loans, including recording all impaired loans as accruing in accordance with accounting principles.  Additionally, the yields assigned to acquired time deposits and borrowings reflected current low interest rates and remaining maturities.  Berkshire believes that its net interest margin from business activities was declining during 2012.  This reflects the impact of asset repricings in the ongoing low interest rate environment, while deposit liability cost reductions were limited by competitive market conditions and the near zero level of many short term market interest rates.

The significant loan growth in the last two years has resulted in a balance of accretable yield on acquired loans totaling $18.1 million, including $8.2 million related to acquired impaired loans.  Growth in residential mortgages has contributed to an increase in deferred loan costs and premiums totaling $10.6 million.  The accretable yield is accreted into income while deferred costs are amortized against income.  The net amount of purchase accounting loan accretion credited to net interest income was $6.3 million in 2012, compared to $3.2 million in 2011.  The net amount of loan premium and cost amortization charged against net interest income was $2.3 million in 2012, compared to $1.1 million in the prior year.  The growth in accretable yield and deferred costs have led to greater volatility in the quarterly net interest margin due to the uneven impacts of loan prepayments from quarter to quarter.  Additionally, recoveries/charge-offs related to nonaccretable discount are recorded when acquired impaired loans are liquidated, and this activity is also variable and unpredictable.

Changes in asset yields and funds cost in 2012 included both the full year impact of acquisitions in 2011 as well as the partial year impact of acquisitions in 2012.  Changes in fourth quarter yields and costs are indicative of changes in the run rate of these data from the end of 2011 to the end of 2012.  The Company operated in an ongoing low interest rate environment, with further lows in long term rates in the second half of 2012.

The yield on earning assets decreased by 18 basis points to 4.43% in 2012, with the negative impact of asset repricings partially offset by the higher yield on acquired loans.  This yield was 4.49% in the fourth quarter of the year, which was unchanged from the fourth quarter of the prior year due to the benefit of Beacon assets acquired in the fourth quarter of 2012.  The cost of funds decreased by 24 basis points in 2012 to 0.84%, reflecting lower deposit and borrowings costs.  The cost of deposits decreased from 0.87% in 2011 to 0.65% in 2012, and declined to 0.59% in the fourth quarter of the year.  This reflected the reductions in rates paid on all major categories of deposits, reducing the cost of interest bearing deposits by 0.23%.  Lower deposit costs also reflected the strong growth rate in non-interest bearing demand deposits during the year.  The Company believes that it has additional potential opportunities to lower deposit costs while continuing to increase its balances.  The cost of borrowings trended down through the third quarter of 2012 and then increased to 2.80% in the last quarter of the year.  This was due to the $75 million in subordinated debt financing issued for the Beacon acquisition at the end of the third quarter with a 6.875% coupon.

The Company adheres to disciplines in pricing its assets and liabilities in order to maintain an appropriate net interest margin and return on equity, while also achieving its asset/liability objectives. The Company strives to maintain a modestly asset sensitive interest rate risk profile so that long term earnings will benefit when interest rates increase from the very low levels that have existed in the most recent years. The current low level of interest rates is generally leading to tighter interest margins in the banking industry. The Company therefore plans to continue to adjust its pricing and to pursue volume growth in conjunction with its long term net interest margin objectives.

Non-Interest Income.  Most of Berkshire’s non-interest income is fee income, which generally represents operating business conducted with customers in Berkshire’s markets.  The Company pursues growth in market share and wallet share across its business lines, including banking, insurance, and wealth management.  In commercial banking, Berkshire pursues commercial business loans with relationships that provide non-interest bearing demand deposit balances and that utilize fee services including electronic banking and cash management services.  Berkshire acquired mortgage banking operations in 2012 and experienced record mortgage origination in the second half of the year due to record low interest rates.  Mortgage banking became the second largest source of non-interest income in 2012 and was the largest source in the second half of the year.  The industry also experienced unusually high margins in mortgage banking operations during the year.  Berkshire is pursuing further expansion of this business line to offset potential reversion of market volumes and margins towards historic levels.

Non-interest income totaled $54 million in 2012 and increased by $18 million (51%) over the prior year.  This increase included the full year benefit of the Rome and Legacy acquisitions and a partial year benefit of the CBT, Greenpark, and Beacon acquisitions.   The $18 million increase included $13 million in growth in mortgage banking income.  Excluding mortgage banking income, all other non-interest income increased by $5 million (14%) primarily due to the benefit of business combinations, and included the benefit of gains in the sale of seasoned loans and payments from new insurance and merchant processing vendors.

Mortgage origination income totaled $13.6 million in 2012 compared to $0.4 million in 2011.  Most mortgage production in both years was fixed rate and Berkshire sells most of its fixed rate production to the secondary markets.  Income on mortgages held for sale is recorded when mortgage applications are rate locked based on hedges and forward commitments at that time.  Mortgage revenue is reported net of the direct costs of origination.  Including the acquired mortgage operations, the Company estimated that the mortgage revenue recorded on loans originated for sale in 2012 was in the range of 1.10% - 1.15% of the mortgage amounts.

All other loan related income totaled $3.9 million in 2012, and included $1.6 million in commercial loan servicing fees and $0.9 million in interest rate swap income recorded on commercial lending activity.  Deposit related fee income measured 0.45% of average deposit balances in 2012, compared to 0.50% in 2011.  This reduction included the impact of deposits of acquired banks which had a lower proportion of fee producing deposit products and commercial balances.  Deposit fee income included overdraft fees which decreased as a percentage of average deposits due to the impact of acquisitions and regulatory changes.

Insurance fee income decreased by 2% in 2012.  Due to changing industry conditions, the Company converted a significant portion of its policies to new carriers and surpassed its expectations for account retention.  Insurance income has become less seasonal as a result of this change.  Insurance income in 2012 included approximately $1.0 million related to successful account transition management, which offset a decrease in contingency income due to adverse claims experience resulting from weather events in 2011.  Wealth management income increased by 25% primarily due to a full year benefit of Legacy operations acquired in July 2011.  Fourth quarter wealth management fee income increased by 13% in 2012 compared to 2011, due to account growth and improved securities market prices on which much of the income is indexed.  Total assets under management, including investment account balances, increased by 14 % to $1.1 billion at year-end 2012, reflecting gains based on service and investment performance.

The Company reported net gains totaling $1.5 million in 2012 and $2.1 million in 2011 which were primarily related to gains recorded at the time of the acquisition of merged banks as a result of common stock investments which had been made prior to merger discussions as part of the Company’s ongoing program to invest in common stock of regional community banks.  In 2012, the Company reported $1.3 million in all other non-interest income.  This included the benefit of income on bank owned life insurance policies. This benefit was partially offset by losses on tax shelter limited partnership interests; these losses are more than offset by the benefit to income tax expense due to income tax credits from these partnerships, which include low income housing and wind and solar power generation. Due to the seasoning of these participations, the related loss decreased, resulting in the increase in all other non-interest income.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The provision for loan losses totaled $10 million in 2012, compared to $8 million in 2011.  The provision for loan losses exceeded net loan charge-offs in both years, and resulted in an increase in the allowance for loan losses that was generally related to higher reserves on acquired loans as previously reported in the loan loss allowance discussion.

Non-Interest Expense.  Total non-interest expense increased in 2012 by $24 million (21%) to $141 million.  This included a full year’s impact from 2011 acquisitions together with a partial year impact from 2012 acquisitions.  Non-interest expense included conversion and merger related expenses totaling $18 million in 2012 and $20 million in 2011.  Merger related expense included compensation and severance costs, professional services, and premises related charges.  Conversion expense was primarily related to the Company’s core systems conversion in September 2012.  Merger and conversion expenses in the last two years were within the range of management’s expectations, and the Company expects to achieve its cost saving targets for the Beacon acquisition in 2013 after the acquired operations are fully integrated.

As previously discussed, Berkshire does not view these merger and conversion expenses as elements of its ongoing operating expenses.  Excluding these amounts, non-interest expense increased by $26 million 27% to $123 million.  In comparison, total net revenue increased by 39% and Berkshire generated positive operating leverage which contributed to improved profitability.  For each acquisition, Berkshire established cost savings targets which were an element of its expected return on investment.  The Company believes that it is on track to achieve the cost savings estimates that were established for these mergers.  Expense growth in both years included the impact of investments in business expansion, including new branches, and targeted resource additions in certain business lines and infrastructure development.  Due to changes in its revenue mix and the impact of merger related, conversion and non-recurring items, the Company relies on non-GAAP measures to assess the efficiency of its operations.  The Company believes that its efficiency is improving in accordance with its objectives, as a product of the positive operating leverage and resulting in benefits to its measures of return on equity which were previously discussed.

Most major categories of expense increased due to the additional expenses related to acquired operations.  Full time equivalent staff totaled 1,012 employees at year-end 2012 compared to 760 at year-end 2011 (excluding staff related to discontinued operations).  FDIC insurance expense continued to decrease in relation to average deposits.  Expense of other real estate owned decreased from higher levels in 2011 that resulted from write-downs of properties that were subsequently liquidated.  Amortization of intangible assets increased to $5.3 million in 2012 from $4.2 million in the prior year, due primarily to the core deposit intangibles recorded for the bank acquisitions in both years.

Income Tax Expense on Continuing Operations.  The effective tax rate on income from continuing operations was 28% in 2012, compared to 10% in 2011.   The increase in rate is primarily due to the higher level of pretax income and the lower proportionate benefit of tax advantaged income from investments and bank owned life insurance.  These two items provided a 7% reduction in the effective tax rate in 2012, compared to the 35% federal statutory rate.  Additionally, the benefit from tax credit limited partnerships and other items offset the 4% effective rate of state income taxes.

Discontinued Operations.  Discontinued operations consisted of eight former Legacy branches held for sale in the second half of 2011.  Four branches in Berkshire County were divested in the fourth quarter of 2011 for a net gain.  The related effective tax rate was 80% due to the non-deductibility of goodwill for income tax purposes in determining the taxable gain on divestiture.  Four branches in New York were divested in January 2012 with a loss resulting from conversion expenses.  Discontinued operations provided $0.05 in earnings per share in 2011 and a loss of $0.03 in 2012.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed. In the insurance segment, a 3% decrease in revenues was offset by a reduction in expenses so that net income was little changed between 2012 and 2011.  The Parent’s net interest income included dividends from the banking and insurance segment and non-interest income includes undistributed earnings of these segments. Parent non-interest expense included professional fees related to the bank acquisitions. Most of the Parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income, which was $1.9 million in 2012 and $1.5 million in 2011.  Other comprehensive income in both years primarily resulted from unrealized securities gains related to lower market interest rates.  Improved results in 2012 were partly offset by a $2.1 million increase in the unrealized loss on derivative hedges due to higher volumes and lower rates in 2012.  In 2011, results were net of a $1.1 million net loss on pensions acquired in business combinations.

Quarterly Results.  Quarterly results for 2012 and 2011 are presented in a note to the consolidated financial statements.  Quarterly results of operations have been significantly affected by acquisitions, with acquired operations recorded beginning on the acquisition date and merger related expenses being recorded most significantly in periods proximate to the acquisition date.  Most categories of revenue and expense increased as a result of these acquisitions, and earnings per share were affected by new shares issued as merger consideration.  In the second half of 2011, the Company designated eight Legacy branches as discontinued operations; including conversion expenses, these operations operated at a loss pending divestiture, which resulted in a divestiture gain on four Berkshire County branches in the fourth quarter of 2011 and a divestiture loss on four New York branches in the first quarter of 2012.  Quarterly results of operations include revisions as noted in the Revision to Financial Statements note in the consolidated financial statements in 2012 and 2011.

Net interest income increased in each quarter of 2012 due to growth in earning assets resulting from acquisitions and business activities.  The acquisition of Greenpark Mortgage operations increased fee income beginning in May.  Strong mortgage refinancing demand in the second half of the year further boosted fee income while depressing the net interest margin due to the write-off of mortgage premiums and deferred costs on balances refinanced.  A $1.4 million net securities gain was recorded in the fourth quarter due primarily to gains on Beacon stock investments recognized on the merger date.  The provision for loan losses increased modestly in the second half of 2012 and net loan charge-offs also increased modestly.  As noted above, merger related expenses contributed to changes in non-interest expense, along with charges for the Company’s core systems conversion which was completed in September.  The effective income tax rate increased during the year as pretax income increased and the proportional benefit of tax preferences decreased.  The effective tax rate decreased in the final quarter due to lower pretax income as a result of Beacon merger related charges.

In 2011, in addition to the impact of the acquisitions, net interest income benefited from an improvement in the net interest margin which primarily reflected lower funding costs as deposit rates were reduced in the ongoing low interest rate environment.  Changes in the loan loss provision reflected small changes in the loan loss allowance analysis.  Third quarter non-interest income included gains recorded on existing investments in Legacy common stock.  Quarterly non-interest expense included the impact of the merger related charges noted above.  The effective income tax rate for continuing operations decreased to 8% in the second half of the year from 18% in the first half of the year due primarily to the timing of the Legacy acquisition and the related branch divestiture, and costs related to those activities.

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

Net income increased by $3.7 million (27%) to $17.3 million in 2011, compared to $13.6 million in 2010.  Earnings per share decreased slightly to $0.97 from $0.98 due to the additional shares issued for the bank acquisitions.   Results in 2011 included $10.4 million in after-tax impact from conversion and merger related items and discontinued operations, compared to $0.4 million for such items in the prior year.  Excluding these items, earnings per share benefited from positive operating leverage resulting from revenue growth and disciplined expense management, together with the accretive benefit of the Rome and Legacy acquisitions.

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

Net Interest Income.  Net interest income increased by $30 million (38%) to $107 million in 2011 compared to 2010, including the benefit of the bank acquisitions net of discontinued operations.  The net interest margin improved to 3.57% in 2011 compared to 3.28% in 2010.  The average yield on earning assets decreased to 4.61% in 2011, compared to 4.73% in the prior year, reflecting the ongoing impact of the low interest rate environment on portfolio yields and on the market interest rates assigned to acquired assets. Net interest income in 2011 included $3.2 million in net credits to interest income for accretion of net discounts on acquired loans.  In the ongoing low interest rate environment, the cost of interest bearing liabilities decreased to 1.23% in 2011 compared to 1.72% in the prior year.  The cost of deposits decreased to 0.87% in 2011 compared to 1.28% in the prior year.

Non-Interest Income.  Non-interest income increased by $6 million (20%) to $36 million in 2011 compared to 2010, including the benefit of the bank acquisitions net of discontinued operations.  Deposit related fees increased by $2.8 million (25%) in 2011.  Compared to average deposit balances, deposit fees measured 0.50% of average deposits in 2011, compared to 0.53% in the prior year, due primarily to the full year impact of the 2010 adoption of Regulation E affecting overdraft fees.  Insurance fee income was flat in 2011, with certain volume gains being offset by ongoing soft insurance premium pricing conditions and lower contingency revenues.  The acquired banks had no significant insurance revenues.  Wealth management revenues increased by 31% primarily due to the benefit of acquired Legacy operations.  Year-end total wealth and investment assets under management increased to nearly $1 billion in 2011 including the acquired Legacy portfolio.

Non-interest income included bank owned life insurance income and losses on tax credit related equity limited partnership interests.  Bank owned life insurance income is based on increases in the cash surrender value of these insurance policies.  This income was $2.3 million in 2011, compared to $1.4 million in 2010, primarily reflecting the additional acquired policies from the merged banks.  Losses on tax credit partnership interests totaled $1.9 million in 2011, compared to $1.4 million in 2010.  These losses were more than offset by credits to current period income tax expense which are based on government programs to subsidize the related investments, which include low income housing and solar energy installations.  The Company also reported $2.1 million in non-recurring gains in 2011 which primarily related to gains recorded on equity investments in Rome and Legacy which had been made prior to merger discussions as part of the Company’s ongoing program to invest in common stock of regional community banks.

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

Non-Interest Expense.  Total non-interest expense increased by $34 million (42%) to $116 million in 2011 compared to 2010.  Most categories of non-interest expense increased as a result of the Rome and Legacy acquisitions in 2011.  Non-interest expense in 2011 included $20 million in system conversion and merger related expenses.  These expenses included $9 million in compensation and severance related expenses, $5 million in professional services, and $3 million in premises related charges, together with accruals for systems conversion costs. Excluding these items, non-interest expense increased by $15 million (18%).  Berkshire estimated that by year-end 2011, it had achieved its targeted recurring non-interest expense savings of 35% related to Rome operations and 42% related to Legacy operations.

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

Income from Continuing Operations.  Income from continuing operations increased by $3 million (21%) to $16 million in 2011 compared to 2010.  The effective tax rate on income from continuing operations was 10% in 2011 compared to 15% in 2010.  Results in 2011 and prior years included the impact of an accounting error correction related to the tax credit limited partnerships which was not material to the financial statements.  This tax credit, which equated to a 7% effective credit to the 2011 effective tax rate, was previously reported as a component of non-interest income.  The decrease in 2011 also reflected the benefit of non-taxable gains on the Rome and Legacy acquisitions.

Income from Discontinued Operations.  Income from discontinued operations was $914 thousand in 2011.  Discontinued operations related to branches held for divestiture in the second half of 2011.  Four of these branches were divested in the fourth quarter and the remaining four were divested in January 2012.  The divestiture in 2011 resulted in a $5.0 million pre-tax gain.  The tax rate on discontinued operations was 80% due to the non-deductibility of goodwill for income tax purposes in determining the taxable gain on divestiture.  Primarily as a result of this higher tax rate on discontinued operations, the effective tax rate on total continuing and discontinued operations increased to 25% in 2011 from 15% in the prior year.

Results of Segment and Parent Operations.  Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed.  In the insurance segment, revenues decreased by 1% due to ongoing soft pricing conditions and reduced contingency fees in the industry.  Expenses decreased by 7%, and as a result, insurance segment net income increased by 27%.  The Parent’s net interest income included dividends from the insurance segment.  Parent non-interest expense increased due primarily to professional fees related to the bank acquisitions.  Most of the parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.

Total Comprehensive Income. The Company recorded comprehensive income of $19 million due primarily to $17 million in net income discussed previously.  Comprehensive income in 2010 was $10 million, including net income of $14 million which was partially offset by an other comprehensive loss relating to unrealized losses on derivatives instruments due to ongoing low interest rates.

LIQUIDITY AND CASH FLOWS

Liquidity is the ability to meet cash needs at all times with available cash or by conversion of other assets to cash at a reasonable price and in a timely manner.  At year-end 2012, the parent company had $40 million in cash and equivalents, compared to $16 million at the start of the year.  This cash was held on deposit in the Bank.  The primary ongoing source of funding for the parent company is dividend payments from the Bank and from Berkshire Insurance Group.  These subsidiaries paid $17 million in dividends to the parent in 2012.  Additional potential sources of liquidity are proceeds from borrowings and capital offerings, and from stock option exercises.  In 2012, the Company issued $75 million in subordinated notes to fund merger cash consideration.  The Company also arranged a $10 million unsecured line of credit for working capital purposes; this line was fully utilized at year-end.  The main uses of liquidity are the payment of common stockholder dividends, routine operating expenses, debt service on outstanding borrowings and debentures, purchases of treasury stock, and business acquisitions.   The Company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period.  Sources and uses of cash at the parent are reported in the condensed financial statements of the parent company included in the notes to the consolidated financial statements.  There are certain restrictions on the payment of dividends by the Bank as discussed in the Stockholders’ Equity note to the consolidated financial statements.  As of year-end 2012, the statutory limit on future dividend payments by the Bank totaled $41 million.  This amount is based on retained earnings of the Bank and is expected to be supplemented by future bank earnings in accordance with the statutory formula.

The Bank’s primary source of liquidity is customer deposits and the main use of liquidity is the funding of loans and lending commitments. Additional routine sources are borrowings, repayments of loans and investment securities, and the sale and repayments of investment securities.  In 2012, the primary uses of funds were loan growth and an increase in mortgage loans held for sale.  The primary sources of funds were deposit growth and borrowings.  The Bank closely monitors its liquidity position on a daily basis. Sources of borrowings include advances from the FHLBB and borrowings at the Federal Reserve Bank of Boston.  As of year-end 2012, based on its arrangements and collateral amounts, the Bank had potential borrowing capacity totaling $622 million with the Federal Home Loan Bank of Boston.  The Bank is also expanding its relationships with correspondent banks and securities firms to maintain availability for overnight borrowings and repurchase agreements.  The Bank utilizes the mortgage secondary market as a source of funds for residential mortgages which are sold into that market.  Secondary market counterparties include federal mortgage agencies and national financial institutions.  The Bank also utilizes national bank counterparties for derivative instruments that it uses in conjunction with its borrowing and mortgage banking activities.

In all three of the most recent years, deposit growth has exceeded loan growth.  In 2011 and 2010, excess funds from deposit growth were used to pay down borrowings.  In 2012, the Company decided to take advantage of capital market conditions by utilizing fixed rate subordinated debt rather than common equity for merger consideration.  The Company also utilized overnight funds to support its expanded mortgage banking operations.  As a result, the use of borrowings increased in 2012.  One general measure of liquidity is the loan/deposit ratio, which was affected by the activities described above, together with the impact of financial instruments acquired in business combinations.  This ratio stood at 97% at year-end 2012, compared to 95% at the start of the year and indicated a favorable but slightly less liquid position as a result of the year’s events.  For the industry, a key challenge has been growth in liquidity - as savings activities in the economy have outpaced investment activities.  Banks have had to carry more of their deposit funds in liquid cash and securities, rather than in loans.  Due to its acquisition activities, the Company has been able to build its balance of loans and loans held for sale in addition to the volume generated from loan operations.  The Company believes that it is continuing to improve its access to sources of liquidity and capital.  In 2012, this included major expansions in secondary market and loan sales outlets along with financial derivatives sources, expansion of fed funds sources, continued de novo branch expansion, the initiation of a parent company line of credit, the private placement of institutional subordinated debt which qualifies as regulatory capital, and the higher volume of issued and outstanding common stock.  Through its business combinations, Berkshire now has branches in new geographic markets which are a potential source of new deposit funding in the future.

The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition.  Due to the unusual and prolonged low interest rate environment, there is uncertainty about the behavior of deposits if interest rates increase at some future time as anticipated.  The Company believes that its market positioning and relationship focus will generally enhance the stability of its deposits, and it also models various scenarios for the purpose of contingency liquidity planning.  The Company has had success in building commercial deposits, including large balances from certain sources.  The Company monitors its deposit concentrations to manage the impact of possible changes in these sources.  At the end of 2012, the unlimited FDIC insurance on bank transaction account balances terminated as scheduled under statute.  The Company does not anticipate that there will be a significant impact from this change.  Additionally, the Bank offers 100% insurance on all deposit balances as a result of the combination of FDIC insurance and the Massachusetts Depositors Insurance Fund.  Due to its growth, the Bank may need to consider alternatives to its use of this supplementary insurance and its liquidity planning as expanded as a result.  The Bank relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors and executive management and the Board reviews liquidity metrics and contingency plans on a regular basis.

CAPITAL RESOURCES

The Bank must satisfy various regulatory capital requirements.  Regulatory capital requirements are discussed in the Regulation and Supervision section of Item 1, in the Risk Factors discussion, and in the Stockholders’ Equity note to the consolidated financial statements. Please also see management’s discussion of financial condition for additional information about liquidity and capital at year-end 2012.  In November, 2012, the Company renewed a universal shelf registration with the Securities and Exchange Commission for the issuance of up to $150 million in securities, including debt securities, common stock, or preferred stock.  The Company did not issue any securities under the previous registration, and does not have any specific plans for issuances under the current registration.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise.  Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios.  In 2012, the bank acquisitions resulted in a net increase in the Company’s capital ratios due to the use of subordinated debt to achieve a more favorable blended cost of capital.  Berkshire’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark.  In the fourth quarter of 2011, Berkshire’s Board of Directors established a new Capital Committee, which is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels.  In 2012, Berkshire increased its outstanding shares by 19% from 21.1 million to 25.1 million due to the issuance of merger consideration.  The Company believes that this provides further liquidity and visibility to its common stock, and that the market for its stock is an additional capital resource over the long run.  Additionally, the Company continues to monitor market conditions for Tier Two regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/or the Bank.

AVERAGE BALANCES, INTEREST, AVERAGE YIELDS/COST AND RATE/VOLUME ANALYSIS

Tables with the above information are presented in Item 6 of this report.

CONTRACTUAL OBLIGATIONS

The year-end 2012 contractual obligations were as follows:

Item 7-7A - Table 1 - Contractual Obligations

		Less than One	One to Three	Three to Five	After Five
(In thousands)	Total	Year	Years	Years	Years

FHLBB borrowings (1)	$348,471	$246,067	$30,280	$31,645	$40,479
Subordinated notes	89,617	—	—	—	89,617
Operating lease obligations (2)	137,106	6,505	13,303	13,546	103,752
Purchase obligations (3)	73,528	16,396	21,868	17,632	17,632
Total Contractual Obligations	$648,722	$268,968	$65,451	$62,823	$251,480

Merger related obligations are not included.

(1) Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2027 and the rates vary by borrowing.

(2) Consists of leases, bank branches and ATMs through 2036.

(3) Consists of obligations with multiple vendors to purchase a broad range of services.

Further information about borrowings and lease obligations is in the notes on borrowings and commitments to the financial statements. Other obligations increased, including the impact of business combinations, system upgrades, and overall business expansion.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the notes to the consolidated financial statements and in the above discussion relating to payments due under contractual obligations.  Information about derivative financial instruments and hedging activities is reported in the related note to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.

FAIR VALUE MEASUREMENTS

The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations.  These measurements are discussed further in the mergers and acquisitions note to the consolidated financial statements.

The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. Recurring fair values of financial instruments primarily relate to securities and derivative instruments. A valuation hierarchy is utilized based on generally accepted accounting principles. Measurements based on Level 3 inputs rely the most on subjective management judgments. Level 3 recurring measurements relate primarily to the $17 million fair value of a local tax advantaged economic development bond issued to a Berkshire County non-profit, which is classified as a trading security.  Changes in the fair value of this security are recorded in non-interest income, as are offsetting changes in the accompanying interest rate swap.  Non-recurring fair value measurements primarily relate to securities held to maturity, restricted equity securities, impaired loans, and goodwill and other intangibles.  When measurement is required, these measures are generally based on Level 3 inputs.  Non-recurring fair values of financial instruments relate primarily to impairment analysis of economic development bonds recorded as held-to-maturity, restricted equity securities, and loans. Fair value measurements of non-financial assets and liabilities primarily relate to impairment analyses of intangibles and goodwill. The Company performed an impairment analysis of its goodwill in 2012 and and determined that there was no impairment.

The Company also provides a summary of estimated fair values of financial instruments at each quarter-end. The category of financial assets with the most significant difference between carrying value and fair value is the net loan category, which is valued based entirely on Level 3 analysis. The fair value of loans is estimated to be at a $49 million (1%) premium to carrying value at year-end 2012, compared to a 2% premium at year-end 2011 and a 3% premium at year-end 2010.  The premium value of loans has narrowed based on higher prepayment speeds and lower replacement yields despite the benefit of ongoing improvement in the credit profile of the portfolio.  Additionally, as the portfolio had grown due to the acquisition of loans in business combinations which are recorded at fair value, the fair value premium related to loans recorded at cost has declined as a percentage of the whole portfolio.  The excess fair value of deposits over carrying amount increased modestly due to the impact of lower market interest rates despite continuing decreases in the cost of time deposits.  As a result of the lower loan premium and higher deposit value, there was a decline in the net economic value of equity related to those instruments, based solely on the measures used for the purpose of this analysis.  This change reflects the mounting pressure on net interest margins in the industry, but does not take into account the non-interest income generated by these customer relationships or the long term intangible value of the Company’s franchise in its markets.

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

Item 7-7A - Table 4 - Qualitative Aspects of Market Risk

Change in
Interest Rates-Basis	1- 12 Months		13- 24 Months
Points (Rate Ramp)	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2012
+ 300	$2,018	1.35%	$5,757	3.99%
+ 200	1,126	0.75	3,732	2.59
+ 100	463	0.31	1,779	1.23
- 100	(3,418)	(2.28)	(10,683)	(7.40)

At December 31, 2011
+ 300	$4,882	4.22%	$13,470	12.36%
+ 200	2,977	2.57	9,340	8.57
+ 100	1,283	1.11	4,304	3.95
- 100	(2,408)	(2.08)	(9,475)	(8.69)

At year-end 2012, the table above shows that Berkshire has maintained a moderately asset sensitive interest rate risk profile, although one that is somewhat less so than twelve months earlier. With this profile, net interest income will increase if interest rates rise and net interest income will decline if they fall (assuming a parallel shift in the yield curve and unchanged market spreads to treasuries for various categories of assets and liabilities).  Short term U.S. treasury rates are currently near zero and the Federal Reserve Bank has indicated an expectation that they will be maintained at these levels through most of the next several years.   The Company views it as unlikely that short term rates will decrease significantly from current levels.

The additions of CBT and Beacon, and the expansion of residential mortgage operations, increased interest bearing assets and liabilities, and moderately reduced modeled interest rate sensitivity of net interest income.  Based on Berkshire’s review of both CBT’s and Beacon’s balance sheet and balance sheet changes subsequent to the merger, Berkshire modeled that the interest rate risk of both operations was modestly liability sensitive.  After integrating these two banks and restructuring the borrowings and securities, Berkshire estimates that there has been a downward shift in its asset sensitivity after completing these mergers, but that the Company overall maintains its asset sensitive posture. This shift includes the impact of the Company’s lending activities, including growth in the fixed rate residential mortgage portfolio.  Berkshire maintained its asset sensitive profile and was able to do so while integrating two liability sensitive institutions in part by entering into $100 million of forward starting interest rate swaps in 2012 and issuing a $75 million subordinated debt issue that has a fixed cost for the first 10 years of its term.  In 2013, $40 million of the Company’s pool of forward starting interest rate swaps becomes effective.

The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks.  The Company believes that it is a strategic strength to avoid excess long term earnings at risk when interest rates rise in the future, as anticipated.  At year-end 2012, the Company estimated that the economic value of equity would decrease by approximately 4% in the event of a 300 basis point upward interest rate shock, which was well within the Company’s policy limits.  The decrease reflects the impact of fixed rate assets on medium and long term modeled net income if interest rates increase. This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results.

The Company’s modeling of interest rate risk focuses on net interest income.  The Company’s expansion has increased its reliance on fee income sources which are also affected by changes in interest rates.  Mortgage banking operations were expanded significantly in 2012.  Mortgage banking revenues and earnings can be significantly affected by interest rate changes which affect mortgage demand, particularly for refinancings, as well as pricing margins.  Other fee income sources that may be sensitive to the level and trend of interest rates include the Company’s sales of interest rate swaps and commercial cash management services which are compensated with demand deposit balances.  The Company’s net income is increasingly sensitive to these changes in non-interest income, in addition to interest income changes.  The Company is evaluating enhancements to its risk management to develop additional measures, standards, and options for managing this risk.

The market is expected to continue to experience some general yield compression if short term rates remain near zero for the next three years and if international and other economic events continue to hold down long term U.S. interest rates.  The Company expects that interest rates will increase over the medium term from currently suppressed levels and that there is the potential for rate spikes based on economic or financial shocks in the domestic and global markets.  Berkshire continues to target ongoing loan growth as it pursues its market share acquisition strategies, and this growth will include a mix of variable and fixed rate loans.  The Company’s long term target is to flexibly balance its growth, deposit funding, net interest margin, and interest rate risk management as it pursues its goals of expanding its footprint, increasing its market share, and improving its profitability.  The Company believes that, as a result of its expansion, it has more revenue and cost levers available to deal with the challenges of its operating environment and to achieve its goals.

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

In the unusual current economic and financial circumstances in the national markets, modeling assumptions depend significantly on subjective judgment which cannot be readily verified by historic data.  Additionally, due to the Company’s expansion into new markets, it has more revenues dependent on customer behaviors in products and markets where it has less historic background for its modeling assumptions.  The most significant modeling assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change.  The rate sensitivity depends on the underlying amount of market rate change and the type of deposit account.  The percentage rate movements are as follows: NOW accounts—ranging between 0% and 35%; money market accounts—ranging between 30% and 70%; and savings accounts—ranging between 25% and 50%. One of the significant limitations of the simulation is that it assumes parallel shifts in the yield curve. Actual interest rate risks are often more complex than this scenario.  Due to the extraordinary fiscal and monetary interventions in the domestic and international markets since 2008, there is elevated uncertainty about future market conditions and about customer demand and behaviors in the event of future interest rate changes.   Assumption changes in 2012 were based on a review of past performance and future expectations and were not viewed as material.  Of note, in 2012, regulations were changed to allow the payment of interest on business demand deposit balances.  This change has not significantly impacted the Company’s operations or interest rate risk environment, but future events could increase risk as a result of this change.  Additionally, at the end of 2012, the FDIC terminated its unlimited insurance coverage for transaction account balances.  Further, as it grows, the Company is evaluating alternative structures for its supplemental deposit protection offerings.  Changes in deposit protection can result in additional sensitivity to the interest rate structure and demand for the Company’s deposit products, and this sensitivity could increase when interest rates rise above the current low levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2011, the Company’s Audit Committee dismissed Wolf & Company, P.C. (“Wolf & Company”) as the Company’s principal accountants for the fiscal year ending December 31, 2011, and all quarterly periods therein.  The Company’s Audit Committee participated in, and approved the decision to change its independent registered public accounting firm.

The audit report of Wolf & Company on the consolidated financial statements of the Company as of and for the year ended December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified, or expected to be modified or qualified, as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2010 and the subsequent interim period through February 24, 2011, there were no: (1) disagreements with Wolf & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Wolf & Company’s satisfaction, would have caused Wolf & Company to make reference in connection with its opinion to the subject matter, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K.

Also on February 24, 2011, the Company engaged PricewaterhouseCoopers LLP (“PwC”) as the Company’s principal accountants starting with the fiscal year ending December 31, 2011.  The engagement was approved by the Company’s Audit Committee.  During the fiscal year ended December 31, 2010, and the subsequent interim period prior to the engagement of PwC, the Company did not consult with PwC, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2012.  Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer

concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company evaluated changes in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the last fiscal quarter. This included the acquisition of Beacon Federal Bancorp, Inc., which did not have control certifications from its prior management for the quarter ending prior to the merger date. The Company’s internal control began to incorporate Beacon on October 19, 2012.  Additionally, in the third quarter of 2012, the Company completed the conversion of its core banking system to FIS and its general ledger and certain supporting systems to PeopleSoft. Except for those changes, the Company determined that there were no changes that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management’s report on internal control over financial reporting and the independent registered public accounting firm’s report on the Company’s internal control over financial reporting are contained in “Item 8 — Financial Statements and Supplementary Data.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposals to be Voted on by Stockholders — Proposal 1 - Election of Directors” in Berkshire’s  Proxy Statement for the 2013 Annual Meeting of Stockholders (“Proxy Statement”)  is incorporated by reference.

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Michael P. Daly	51	President, Chief Executive Officer and Chairman
Kevin P. Riley	53	Executive Vice President, Chief Financial Officer, and Treasurer
Patrick J. Sullivan	57	Executive Vice President, Commercial Banking, Wealth Management, and Insurance
Richard M. Marotta	54	Executive Vice President and Chief Risk Officer
Sean A. Gray	36	Executive Vice President, Retail Banking
Linda A. Johnston	60	Executive Vice President, Human Resources

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.  Mr. Daly is employed pursuant to a three-year employment agreement which renews automatically if not otherwise terminated pursuant to its terms.

BIOGRAPHICAL INFORMATION

Michael P. Daly has served as President and Chief Executive Officer since October 2002.   Before these appointments, Mr. Daly served as Executive Vice President and Senior Loan Officer of the Bank. He has been an employee since 1986. He has served as a Director of the Company and the Bank since 2002.  In December 2012, Mr. Daly was promoted to Chairman of the Board.

Kevin P. Riley has served as Executive Vice President, Chief Financial Officer, and Treasurer since joining the Company in August 2007.  He manages the Company’s accounting and finance functions.  Prior to joining the Company, Mr. Riley was Executive Vice President for Client Information and Relationship Management with KeyCorp.  Previously from 1996 to 2002, he served as Executive Vice President and Chief Financial Officer of KeyBank National Association.

Patrick J. Sullivan has served as Executive Vice President of Commercial Banking and Wealth Management since joining the Company in July 2011. Prior to that, he was President and Chief Executive Officer of Legacy Banks and President of Legacy Bancorp. He manages commercial banking (including lending, deposits, and fee services), along with the Company’s Insurance and Wealth Management business units.  Previously, Mr. Sullivan served as Executive Vice President and Managing Director of Corporate Banking with Sovereign/Santander. Prior to that, he was Sovereign’s CEO of New England.  His previous background included executive positions in two New England community banks.

Richard M. Marotta joined the Company as Executive Vice President and Chief Risk Officer in January, 2010.  He is responsible for overall risk management, commercial credit underwriting, loan workout, loan review, loan documentation, commercial loan servicing, internal audit, compliance, and project management.  Mr. Marotta was previously Executive Vice President and Group Head, Asset Recovery at KeyBank.  He has extensive career experience in credit and risk management, including asset based lending portfolios.

Sean A. Gray was promoted to Executive Vice President, Retail Banking in 2010, having previously served as Senior Vice President, Retail Banking since April 2008.  Mr. Gray manages retail banking (including deposits, lending, fee services, branches, and call center) along with mortgage banking, small business banking, marketing, deposit operations, information technology, and facilities.   Mr. Gray joined the Company in January 2007 as First Vice President, Retail Banking.  Prior to joining the Bank, Mr. Gray was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

Linda A. Johnston was promoted to Executive Vice President, Human Resources in 2010, having previously served as Senior Vice President since November 2002. Ms. Johnston manages the Company’s human resources functions and serves as a key advisor to the Compensation Committee of the Company’s Board of Directors.  She is also a Director of the Company’s Foundations.  Ms. Johnson has been with the Company for more than 28 years.

Reference is made to the cover page of this report and to the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee and the audit committee financial expert, reference is made to the section captioned “Corporate Governance — Committees of the Board of Directors” and “Audit Committee” in the Proxy Statement.

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

The following table sets forth information, as of December 31, 2012, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

	Number of securities		Number of securities remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders	570,000	$19.31	908,000

Equity compensation plans not approved by security holders	—	—	—

Total	570,000	$19.31	908,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” and “ Procedures Governing Related Persons Transactions” in the Proxy Statement.

Information regarding director independence is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders — Proposal 1 — Election of Directors” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders — Proposal 4 — Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	[1]	Financial Statements

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of December 31, 2012 and 2011

• Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

• Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

• Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

• Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

• Notes to Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

	[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

	[3]	Exhibits

		3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
		3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(2)
		4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
		4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (11)
		10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (3)
		10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (3)
		10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (5)
		10.4	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (4)
		10.5	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (6)
		10.6	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (7)
		10.7	Form of Berkshire Bank Employee Severance Compensation Plan (1)
		10.8	Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (8)
		10.9	Severance Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J.

Sullivan, dated as of December 21, 2010 (8)
10.10	Non-Competition and Consulting Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and J. Williar Dunlaevy, dated as of April 6, 2011 (8)
10.11	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (9)
10.12	Form of Split Dollar Agreement entered into with Michael P. Daly, Kevin P. Riley, Sean A. Gray, and Richard M. Marotta (10)
10.13	Endorsement Agreement by and among Berkshire Hills Bancorp, Inc. and Geno Auriemma dated as of May 14, 2012 (12)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
21.0	Subsidiary Information
23.1	Consent of Wolf & Company, P.C.
23.2	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on May 16, 2012.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(4)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(5)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(7)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(8)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-4 as filed on April 20, 2011, Registration No. 333-173404.
(9)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.
(10)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(11)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(12)	Incorporated by reference from Exhibit 10.16 to the Form 10-Q as filed on August 16, 2012.
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

Berkshire Hills Bancorp, Inc.
Date: March 18, 2013	By:	/s/ Michael P. Daly
Michael P. Daly
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	Chairman, President, and Chief Executive Officer	March 18, 2013
Michael P. Daly	(principal executive officer)

/s/ Kevin P. Riley	Executive Vice President, Chief Financial Officer and Treasurer	March 18, 2013
Kevin P. Riley	(principal financial and accounting officer)

/s/ Geno Auriemma	Director	March 18, 2013
Geno Auriemma

/s/ Lawrence A. Bossidy	Lead Independent Director	March 18, 2013
Lawrence A. Bossidy

/s/ Robert M. Curley	Director	March 18, 2013
Robert M. Curley

/s/ John B. Davies	Director	March 18, 2013
John B. Davies

/s/ Rodney C. Dimock	Director	March 18, 2013
Rodney C. Dimock

/s/ J. Williar Dunlaevy	Director	March 18, 2013
J. Williar Dunlaevy

/s/ Susan M. Hill	Director	March 18, 2013
Susan M. Hill

/s/ Cornelius D. Mahoney	Director	March 18, 2013
Cornelius D. Mahoney

/s/ David E. Phelps	Director	March 18, 2013
David E. Phelps

/s/ Barton D. Raser	Director	March 18, 2013
Barton D. Raser

/s/ D. Jeffrey Templeton	Director	March 18, 2013
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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 was effective.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

/s/ Michael P. Daly	/s/ Kevin P. Riley
Michael P. Daly	Kevin P. Riley
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer
March 18, 2013	March 18, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Berkshire Hills Bancorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company”) at December 31, 2012, and December 31, 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Boston, Massachusetts

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Berkshire Hills Bancorp, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of Berkshire Hills Bancorp, Inc. and subsidiaries for the year ended December 31, 2010.  These financial statements are the responsibility of Berkshire Hills Bancorp, Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Berkshire Hills Bancorp, Inc. and subsidiaries for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 14, 2011, except for Note 2 as to which the date is March 18, 2013

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2012	2011
Assets
Cash and due from banks	$63,382	$46,713
Short-term investments	34,862	28,646
Total cash and cash equivalents	98,244	75,359

Trading security	16,893	17,395
Securities available for sale, at fair value	466,169	419,756
Securities held to maturity (fair values of $52,490 and $60,395 in 2012 and 2011, respectively)	51,024	58,912
Federal Home Loan Bank stock and other restricted securities	39,785	37,118
Total securities	573,871	533,181

Loans held for sale	85,368	1,455

Residential mortgages	1,324,251	1,020,435
Commercial mortgages	1,413,544	1,156,241
Commercial business loans	600,126	410,292
Consumer loans	650,733	369,602
Total loans	3,988,654	2,956,570
Less: Allowance for loan losses	(33,208)	(32,444)
Net loans	3,955,446	2,924,126

Premises and equipment, net	86,461	60,139
Other real estate owned	1,929	1,900
Goodwill	255,199	202,391
Other intangible assets	19,059	20,973
Cash surrender value of bank-owned life insurance	88,198	75,009
Deferred tax assets, net	57,729	40,744
Other assets	75,305	51,618
Assets from discontinued operations	—	5,362
Total assets	$5,296,809	$3,992,257

Liabilities
Demand deposits	$673,921	$447,414
NOW deposits	379,880	272,204
Money market deposits	1,388,514	1,055,306
Savings deposits	487,505	350,517
Time deposits	1,170,589	975,734
Total deposits	4,100,409	3,101,175
Short-term debt	163,150	10,000
Long-term Federal Home Loan Bank advances	195,321	211,938
Subordinated notes	89,617	15,464
Total borrowings	448,088	237,402
Other liabilities	81,047	46,368
Liabilities from discontinued operations	—	55,504
Total liabilities	4,629,544	3,440,449

Commitments and contingencies (See note 17)

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized; 25,525,466 shares issued and 25,148,522 shares outstanding in 2012; 50,000,000 shares authorized; 22,860,368 shares issued and 21,147,736 shares outstanding in 2011)	265	229
Additional paid-in capital	585,360	494,304
Unearned compensation	(3,035)	(2,790)
Retained earnings	122,014	107,920
Accumulated other comprehensive loss	(2,979)	(4,885)
Treasury stock, at cost (1,376,944 shares in 2012 and 1,712,632 shares in 2011)	(34,360)	(42,970)
Total stockholders’ equity	667,265	551,808
Total liabilities and stockholders’ equity	$5,296,809	$3,992,257

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Interest and dividend income
Loans	$160,936	$124,398	$98,359
Securities and other	15,003	13,862	13,918
Total interest and dividend income	175,939	138,260	112,277
Interest expense
Deposits	22,482	23,372	26,316
Borrowings and junior subordinated debentures	10,069	8,368	9,014
Total interest expense	32,551	31,740	35,330
Net interest income	143,388	106,520	76,947
Non-interest income
Loan related fees	3,944	2,724	2,519
Deposit related fees	15,593	13,641	10,880
Mortgage banking fees	13,611	436	867
Insurance commissions and fees	10,821	11,088	11,136
Wealth management fees	7,296	5,838	4,457
Total fee income	51,265	33,727	29,859
Gain on sales of securities, net	300	14	—
Non-recurring gain, net	1,185	2,099	—
Other	1,306	(37)	(108)
Total non-interest income	54,056	35,803	29,751
Total net revenue	197,444	142,323	106,698
Provision for loan losses	9,590	7,563	8,526
Non-interest expense
Compensation and benefits	64,081	49,545	43,920
Occupancy and equipment	19,469	15,317	12,437
Technology and communications	9,467	7,457	5,733
Marketing and promotion	2,031	1,539	1,485
Professional services	5,785	4,669	3,701
FDIC premiums and assessments	3,377	3,205	3,427
Other real estate owned and foreclosures	281	2,003	311
Amortization of intangible assets	5,339	4,236	3,021
Merger and conversion related expenses	18,019	19,928	447
Other	12,957	8,543	7,655
Total non-interest expense	140,806	116,442	82,137
Income from continuing operations before income taxes	47,048	18,318	16,035
Income tax expense	13,223	1,884	2,420
Net income from continuing operations	33,825	16,434	13,615
(Loss) income from discontinued operations before income taxes (including gain on disposals $4,962 in 2011 and $63 in 2012)	(261)	4,684	—
Income tax expense from discontinued operations	376	3,770	—
Net (loss) income from discontinued operations	(637)	914	—
Net income	$33,188	$17,348	$13,615

Basic and diluted earnings per share:
Continuing Operations	$1.52	$0.92	$0.98
Discontinued operations	$(0.03)	$0.05	$—
Total	$1.49	$0.97	$0.98

Weighted average common shares outstanding:
Basic	22,201	17,885	13,862
Diluted	22,329	17,952	13,896

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2012	2011	2010

Net income	$33,188	$17,348	$13,615
Other comprehensive income (loss), before tax:
Changes in unrealized gains and losses on securities available-for-sale	4,419	2,329	(116)
Changes in unrealized gains and losses on derivative hedges	(2,072)	341	319
Changes in unrealized gains and losses on terminated swaps	941	942	(6,063)
Changes in unrealized gains and losses on pension	(135)	(1,130)	—
Total other comprehensive income (loss) , before tax	3,153	2,482	(5,860)

Income taxes related to other comprehensive income (loss):
Changes in unrealized gains and losses on securities available-for-sale	(1,668)	(870)	42
Changes in unrealized gains and losses on derivative hedges	689	(151)	(140)
Changes in unrealized gains and losses on terminated swaps	(324)	(391)	2,516
Changes in unrealized gains and losses on pension	56	455	—
Total income tax (benefit) expense related to other comprehensive income (loss)	(1,247)	(957)	2,418

Total other comprehensive income (loss)	1,906	1,525	(3,442)
Total comprehensive income	$35,094	$18,873	$10,173

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		other comp-
	Common stock		paid-in	compen-	Retained	rehensive	Treasury
(In thousands, except per share data)	Shares	Amount	capital	sation	earnings	income (loss)	stock	Total

Balance at January 1, 2010	13,916	$158	$338,822	$(1,318)	$98,519	$(2,968)	$(49,146)	$384,067

Comprehensive income:
Net income	—	—	—	—	13,615	—	—	13,615
Other net comprehensive loss	—	—	—	—	—	(3,442)	—	(3,442)
Total comprehensive income								10,173
Cash dividends declared ($0.64 per share)	—	—	—	—	(8,989)	—	—	(8,989)
Forfeited shares	(14)	—	3	268	—	—	(271)	—
Exercise of stock options	60	—	—	—	(513)	—	1,517	1,004
Restricted stock grants	139	—	(1,199)	(2,322)	—	—	3,521	—
Stock-based compensation	—	—	5	1,596	—	—	—	1,601
Net tax expense related to stock-based compensation	—	—	(94)	—	—	—	—	(94)
Other, net	(25)	—	—	—	16	—	(455)	(439)

Balance at December 31, 2010	14,076	$158	$337,537	$(1,776)	$102,648	$(6,410)	$(44,834)	$387,323

Comprehensive income:
Net income	—	—	—	—	17,348	—	—	17,348
Other net comprehensive income	—	—	—	—	—	1,525	—	1,525
Total comprehensive income								18,873
Acquisition of Legacy Bancorp, Inc	4,351	44	101,639	—	—	—	—	101,683
Acquisition of Rome Bancorp, Inc	2,661	27	55,463	—	—	—	—	55,490
Employee Stock Ownership Plan	(44)	—		—	—	—	(943)	(943)
Cash dividends declared ($0.65 per share)	—	—	—	—	(11,910)	—	—	(11,910)
Forfeited shares	(23)	—	40	463	—	—	(503)	—
Exercise of stock options	16	—	—	—	(166)	—	418	252
Restricted stock grants	160	—	(474)	(2,925)	—	—	3,399	—
Stock-based compensation	—	—	3	1,447	—	—	—	1,450
Net tax expense related to stock-based compensation	—	—	68	—	—	—	—	68
Other, net	(49)	—	28	1	—	—	(507)	(478)

Balance at December 31, 2011	21,148	$229	$494,304	$(2,790)	$107,920	$(4,885)	$(42,970)	$551,808

Comprehensive income:
Net income	—	—	—	—	33,188	—	—	33,188
Other net comprehensive income	—	—	—	—	—	1,906	—	1,906
Total comprehensive income								35,094
Acquisition of Connecticut Bank & Trust Company	965	9	21,981	—	—	—	—	21,990
Acquisition of Beacon Federal Bancorp, Inc	2,700	27	67,978	—	—	—	—	68,005
Cash dividends declared ($0.69 per share)	—	—	—	—	(15,634)	—	—	(15,634)
Forfeited shares	(8)	—	11	169	—	—	(180)	—
Exercise of stock options	254	—	—	—	(3,460)	—	6,504	3,044
Restricted stock grants	108	—	(280)	(2,434)	—	—	2,714	—
Stock-based compensation	—	—	240	2,020	—	—	—	2,260
Net tax expense related to stock-based compensation	—	—	1,126	—	—	—	—	1,126
Other, net	(19)	—	—	—	—	—	(428)	(428)

Balance at December 31, 2012	25,148	$265	$585,360	$(3,035)	$122,014	$(2,979)	$(34,360)	$667,265

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2012	2011	2010

Cash flows from operating activities:
Net income	$33,188	$17,348	$13,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,590	7,563	8,526
Net amortization of securities	1,937	1,317	2,352
Change in unamortized net loan costs and premiums	(1,377)	316	1,462
Premises and equipment depreciation and amortization expense	6,045	4,849	3,817
Stock-based compensation expense	2,260	1,450	1,601
Accretion of purchase accounting entries	(9,281)	(5,319)	(1,490)
Amortization of other intangibles	5,339	4,401	3,021
Write down of other real estate owned	45	2,000	—
Excess tax loss from stock-based payment arrangements	(1,126)	(68)	94
Income from cash surrender value of bank-owned life insurance policies	(2,716)	(2,120)	(1,398)
Gain on sales of securities, net	(1,655)	(2,113)	—
Net (increase) decrease in loans held for sale	(35,451)	(412)	3,103
Loss on disposition of assets	2,124
Loss on sale of real estate	128	(50)	—
Net change in other	19,604	11,007	5,982
Net cash provided by operating activities	28,654	40,169	40,685

Cash flows from investing activities:
Net decrease in trading security	486	464	440
Proceeds from sales of securities available for sale	85,711	9,522	—
Proceeds from maturities, calls and prepayments of securities available for sale	102,590	119,939	121,326
Purchases of securities available for sale	(124,183)	(201,527)	(109,690)
Proceeds from maturities, calls and prepayments of securities held to maturity	30,282	10,625	19,897
Purchases of securities held to maturity	(21,965)	(13,101)	(18,713)
Net change in loans	(160,204)	(44,849)	(192,306)
Acquisitions, net of cash paid	(111,328)	179,308	—
Net cash used for Divestiture	(48,890)	(85,733)	—
Proceeds from surrender of bank-owned life insurance	766	—	2,217
Purchase of bank-owned life insurance	—	—	(10,000)
Proceeds from sale of Federal Home Loan Bank stock	6,781	3,601	—
Purchase of Federal Home Loan Bank stock	—	(1,387)	—
Proceeds from sale of premises and equipment	260	718	—
Purchase of premises and equipment, net	(18,890)	(7,988)	(5,020)
Net investment in limited partnership tax credits	(565)	(4,909)	(537)
Proceeds from sale of other real estate	3,626	1,230	—
Net cash used by investing activities	(255,523)	(34,087)	(192,386)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2012	2011	2010

Cash flows from financing activities:
Net increase in deposits	$167,002	$207,919	$217,679
Proceeds from Federal Home Loan Bank advances and other borrowings	485,625	125,480	259,535
Repayments of Federal Home Loan Bank advances and other borrowings	(465,970)	(296,249)	(305,902)
Issuance of long term debt, net	74,138	—	—
Net proceeds from common stock issuance	—	—	—
Net proceeds from reissuance of treasury stock	3,044	252	1,004
Excess tax loss from stock-based payment arrangements	1,126	68	(94)
Common stock cash dividends paid	(15,634)	(11,910)	(8,989)
Net cash provided by financing activities	249,331	25,560	163,233

Net change in cash and cash equivalents	22,462	31,642	11,532

Cash and cash equivalents at beginning of year	75,782	44,140	32,608

Cash and cash equivalents at end of year	$98,244	$75,782	$44,140

Supplemental cash flow information:
Interest paid on deposits	$22,921	$23,750	$26,748
Interest paid on borrowed funds	9,376	8,292	8,174
Income taxes paid (refunded), net	8,869	(164)	(3,452)

Acquisition of non-cash assets and liabilities:
Assets acquired	1,185,957	1,193,018	—
Liabilities assumed	(969,598)	(1,041,910)	—
Acquisition’s stock owned by the Company	5,193	6,284	—

Other non-cash changes:
Other net comprehensive income	1,906	1,525	(3,442)
Real estate owned acquired in settlement of loans	(2,243)	—	(4,486)

The accompanying notes are an integral part of these consolidated financial statements.

Note: The Consolidated Statements of Cash Flows for the year ended December 31, 2011 include the cash flows from operating, investing and financing activities associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered savings bank headquartered in Pittsfield, Massachusetts, and Berkshire Insurance Group, Inc. (“Berkshire Insurance Group” or “BIG”). These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. One of the Bank’s consolidated subsidiaries is Berkshire Bank Municipal Bank, a New York-chartered limited-purpose commercial bank. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

Discontinued Operations

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

Reclassifications

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

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under this method, the accounts of an acquired entity are included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) capitalized as goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To consummate an acquisition, the Company will typically issue common stock and/or pay cash, depending on the terms of the acquisition agreement. The value of common shares issued is determined based upon the market price of the stock as of the closing of the acquisition.

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

Trading Security

The Company elected the fair value option permitted by Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” , on a tax advantaged economic development bond originated in 2008. The bond has been designated as a trading account security and is recorded at fair value, with changes in unrealized gains and losses recorded through earnings each period as part of non-interest income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings.

Loans Held for Sale

Loans originated prior to April 30, 2012, with the intent to be sold in the secondary market, were valued on an aggregate basis at the lower-of-cost-or-fair value. Loans originated on or after April 30, 2012, with the intent to be sold in the secondary market, are accounted for under the fair value option. Non-refundable fees and direct loan origination costs related to residential mortgage loans held for sale are recognized in noninterest income or noninterest expense as earned or incurred. Fair value is primarily determined based on quoted prices for similar loans in active markets. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in noninterest income.

Loans that were previously held for investment that the Company has an active plan to sell are transferred to loans held for sale at fair value. Fair value is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices.  Gains are recorded in noninterest income to the extent that the fair value exceeds the carrying value of the loans transferred.  Any reduction in the loan’s value, prior to being transferred to loans held for sale, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the allowance for loan losses.  Further changes in the fair value of the loan are recognized in noninterest income or expense, accordingly.

Loans

Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, the unamortized balance of any deferred fees or costs on originated loans and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers. Interest income is accrued on the unpaid principal balance.  Interest income includes net accretion or amortization of deferred fees or costs and of premiums or discounts.  Interest income is also net of recoveries or losses recorded on acquired impaired loans. Direct loan originations costs, net of any origination fees, in addition to premiums and discounts on loans, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans generally continue accruing until one hundred and twenty days delinquent, at which time they are charged off. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income, except for certain loans designated as well-secured. The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  All payments received on non-accrual loans are applied against the principal balance of the loan.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

For loans that meet the criteria stipulated in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality ”, the Company shall recognize the accretable yield, which is defined as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference shall not be recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, the Company shall continue to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows the Company expects to collect will first reduce previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income shall not be recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

For ASC 310-30 loans, the expected cash flows reflect anticipated prepayments, determined on a loan by loan basis according to the anticipated collection plan of these loans. The expected prepayments used to determine the accretable yield shall be consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference.  For ASC 310-30 loans, prepayments result in the recognition of the nonaccretable balance as current period yield. Changes in prepayment assumptions may change the amount of interest income and principal expected to be collected.

For loans that do not meet the ASC 310-30 criteria, the Company shall accrete interest income on a level yield basis using the contractually required cash flows. The Company subjects loans that do not meet the ASC 310-30 criteria to ASC Topic 450, “Contingencies” by collectively evaluating these loans for an allowance for loan loss.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield. The Company has determined that the Company can reasonably estimate future cash flows on the Company’s current portfolio of acquired loans that are past due 90 days or more and on which the Company is accruing interest and the Company expects to fully collect the carrying value of the loans.

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

The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors derived from actual historical and industry portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts are based on an estimate of historical average annual percentage rate of loan loss for each loan segment, a temporal estimate of the incurred loss emergence and confirmation period for each loan category, and certain qualitative risk factors considered in the computation of the allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•           Experience and depth of management

•           Banking industry conditions and other external factors

•           Concentration risk

Risk characteristics relevant to each portfolio segment are as follows:

Residential mortgage — The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.  The Company requires private mortgage insurance (PMI) in cases when the loan-to-value ratio exceeds 80 percent.  All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment. Goodwill is assigned to the Company’s reporting units that are expected to benefit from the business combination. Goodwill is assessed annually for impairment, and more frequently if events or changes in circumstances indicate that there may be an impairment. Adverse changes in the economic environment, declining operations, unanticipated competition, loss of key personnel, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to the implied fair value of goodwill. A goodwill impairment analysis is comprised of two steps. Step 1, used to identify instances of potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including goodwill, the reporting unit’s goodwill is not considered impaired. If the carrying amount of a reporting unit, including goodwill, exceeds its fair value, the second step of the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company files a consolidated federal income tax return with the Bank and its subsidiaries. Calculation of the Company’s provision for income taxes requires the interpretation of income tax laws and regulations and the use of estimates and judgments in its determination. The Company is subject to examination by governmental authorities that may give rise to income tax issues due to differing interpretations. Changes to the liability for income taxes also occur due to changes in income tax rates, implementation of new business strategies, resolution of issues with taxing authorities, and newly enacted statutory, judicial, and regulatory guidance.

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred income taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the tax rate change is enacted. A deferred tax valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2012, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.

In evaluating a tax position for recognition, the Company judgmentally evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company enters into interest rate lock commitments with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed bonds to investors to hedge against the inherent interest rate and pricing risk associated with selling loans. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or liability. See Note 16 to the Consolidated Financial Statements for more information on interest rate lock commitments and forward commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms of the plan. Contributions due under the terms of the defined contribution plans are accrued as earned by employees.

Due to the Rome Bancorp acquisition in 2011, the Company inherited a noncontributory, qualified, defined benefit pension plan for certain employees who met age and service requirements; as well as other post-retirement benefits, principally health care and group life insurance. The Rome pension plan and postretirement benefits that were acquired in connection with the whole-bank acquisition in the second quarter of 2011 were frozen prior to the close of the transaction. The pension benefit in the form of a life annuity is based on the employee’s combined years of service, age, and compensation.

In order to measure the expense associated with the Plans, various assumptions are made including the discount rate, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. The Company uses a December 31 measurement date for its Plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active participants in the Plans. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits.

The Company recognizes in its statement of condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. The Company also measures the Plans’ assets and obligations that determine its funded status as of the end of the fiscal year and recognizes those changes in other comprehensive income, net of tax.

Recent Accounting Pronouncements

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  In May 2011, the FASB issued ASU 2011-04 resulting in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets; (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) The fair value measurement of instruments classified within an entity’s shareholders’ equity is aligned with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s financial statements.  The required disclosures are incorporated in Note 20 to the Company’s financial statements.

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

ASU No. 2011-08, “Testing Goodwill for Impairment”. In September 2011, the FASB issued ASU 2011-08 which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount . The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance during 2012 did not have an impact on the Company’s financial statements.

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

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required disclosures are incorporated in the Company’s Consolidated Statements of Comprehensive Income.

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

ASU 2013-01 “Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

ASU 2013-02 “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

2. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the fourth quarter of 2012, the Company corrected an immaterial error in its prior period accounting treatment of lease agreements with contractual cost escalators. The expense recorded for leases with contractual cost escalators had been the actual period payment, rather than a level cost over the contractual lease period. As a result of the error, the Company’s non-interest expense was understated and income tax expense was overstated in 2011 and 2010. On the corresponding balance sheets, the Company’s deferred tax asset and other liabilities were understated in 2011 and 2010.

The Company has evaluated the effects of this error and concluded that they are immaterial to any of the Company’s previously issued quarterly or annual financial statements. However, since the impact of correcting the accumulated error would have been material to 2012, the Company has revised its consolidated financial statements as of and for the years ended December 31, 2011 and 2010. An adjustment of $1.1 million was made to opening retained earnings as of January 1, 2010 to reflect the cumulative effect of the error on years prior to 2010. The effect of the revision on the consolidated statements of income for the years ended December 31, 2011 and 2010 and the corresponding consolidated balance sheets is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended		At or For the Year Ended
	December 31, 2011		December 31, 2010
(in thousands, except per share data)	As Previously Reported	As Revised	As Previously Reported	As Revised

Consolidated statements of income information:
Non-interest expense	$116,052	$116,442	$81,729	$82,137
Income from continuing operations before income taxes	18,708	18,318	16,443	16,035
Income tax expense	2,041	1,884	2,585	2,420
Net income from continuing operations	16,667	16,434	13,858	13,615
Net income	17,581	17,348	13,858	13,615
Basic earnings per share	0.98	0.97	1.00	0.98
Diluted earnings per share	0.98	0.97	1.00	0.98

Consolidated balance sheets information:
Deferred tax assets, net	39,691	40,744	17,779	18,674
Other liabilities	43,758	46,368	28,014	30,233
Retained earnings	109,477	107,920	103,972	102,648

3.         MERGERS & ACQUISITIONS

Beacon Federal Bancorp, Inc.

On October 19, 2012, the Company acquired all of the outstanding common shares of Beacon Federal Bancorp, Inc. (BFED).  BFED, as a Holding company, had one Banking subsidiary (Beacon Bank) that had seven branches primarily serving eastern New York State, but also including two branches in Tennessee.  As a result of the transaction, BFED merged into Berkshire Hills Bancorp, and Beacon Bank merged into Berkshire Bank.  This business combination is an extension of the Berkshire franchise and goodwill results from the expected synergies and earnings accretion from this combination, including future cost savings related to BFED’s operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the acquisition date, BFED had 5.871 million outstanding common shares, net of 1.727 million shares held by Berkshire.  BFED shareholders received 2.701 million Berkshire common shares based on an exchange ratio of 0.5590 shares of Berkshire common stock for each BFED share.  BFED shareholders also received a total of $60.2 million in cash representing a payment $20.50 per BFED share.  The 2.701 million shares of Berkshire common stock issued in this exchange were valued at $23.06 per share based on the closing price of Berkshire posted on October 18, 2012 resulting in a consideration value of $62.3 million.  The BFED shares held by Berkshire were valued at $5.2 million, and the value in excess of the carrying value was recorded as a $1.1 million non-recurring gain in the statement of income.  BFED had a stock option plan, and as part of the acquisition agreement, Berkshire agreed to continue the vesting schedules of option holders of BFED stock with corresponding BHLB stock with a share conversion ratio of 92%.  The fair value of the vested portion of the options was $5.7 million, and was included as part of consideration paid for BFED.

The results of BFED’s operations will be included in the Company’s Consolidated Statement of Income from the date of acquisition.

The assets and liabilities in the BFED acquisition were recorded at their fair value based on management’s best estimate using information available at the date of acquisition.  Consideration paid, and fair values of BFED’s assets acquired and liabilities assumed are summarized in the following tables:

Consideration Paid: (In thousands)	Amount
Berkshire Hills Bancorp common stock issued to BFED common stockholders	$62,273
Cash consideration paid to BFED common shareholders	60,183
Fair value of BFED stock options converted to Berkshire options	5,732
Fair value of BFED shares previously purchased by Berkshire	5,194
Total consideration paid	$133,382

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:	As Acquired	Fair Value Adjustment		As Recorded at Acquisition
Cash and short term investments	$7,005	$—		$7,005
Investment securities	81,428	(1,346	)(a)	80,082
Loans	697,797	(32,060	)(b)	665,737
Premises and equipment	11,897	2,855	(c)	14,752
Core deposit intangibles	—	1,840	(d)	1,840
Other intangibles	—	324	(e)	324
Deferred tax assets, net	6,481	12,596	(f)	19,077
Other assets	27,391	(841	)(g)	26,550
Deposits	(622,246)	(1,482	)(h)	(623,728)
Borrowings	(78,000)	(10	)(i)	(78,010)
Other liabilities	(12,661)	(2,097	)(j)	(14,758)
Total identifiable net assets	$119,092	$(20,221)		$98,871

Goodwill				$34,511

Explanation of Certain Fair Value Adjustments

(a)  The adjustment represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition.

(b)  The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.  Loans that met the criteria and are being accounted for in accordance with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 310-30 had a carrying amount of $78.3 million.  Non-impaired loans not accounted for under 310-30 had a carrying value of $619.5 million.

(c)  The amount represents the adjustment of the book value of buildings, and furniture and equipment, to their estimated fair value based on appraisals and other methods.  The adjustment includes a $2.4 million fair value write-up of a building under a capital lease arrangement.  The adjustments will be depreciated over the estimated economic lives of the assets.

(d)  The adjustment represents the value of the core deposit base assumed in the acquisition.  The core deposit asset was recorded as an identifiable intangible asset and will be amortized over the average life of the deposit base.

(e)  Represents identified intangibles related to assumed leases and acquired wealth management and insurance customer lists, which will be amortized over the remaining useful lives.

(f)   Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles, and other purchase accounting adjustments.

(g)          The amount primarily consists of a $0.5 million fair value adjustment to write-down other real estate owned, and a $0.4 million write-down of mortgage servicing assets acquired, which were based on appraisals, and valuation reports, respectively. These adjustments are not accretable into earnings in the statement of income.

(h)  The adjustment is necessary because the weighted average interest rate of deposits exceeded the cost of similar funding at the time of acquisition.

(i)  Adjusts borrowings to their estimated fair value based on interest rates of similar borrowings available on the date of acquisition.

(j)  Adjusts the book value of other liabilities to their estimated fair value at the acquisition date.  The adjustment primarily consists of a $4.1 million increase to an acquired capital lease obligation, and a $2.3 write-off of deferred revenue.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from BFED were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  For collateral dependent loans with deteriorated credit quality, to estimate the fair value, the Company analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of BFED’s allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.

Information about the acquired loan portfolio subject to purchased credit impaired accounting guidance (ASC 310-30) as of October 19, 2012 is, as follows:

(In thousands)	ASC 310-30 Loans
Contractually required principal and interest at acquisition	$78,325
Contractual cash flows not expected to be collected (nonaccretable discount)	(25,853)
Expected cash flows at acquisition	52,472
Interest component of expected cash flows (accretable discount)	(8,998)
Fair value of acquired loans	$43,474

The core deposit intangible asset recognized as part of the BFED merger is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method.  Other intangibles consist of leasehold intangible liabilities and customer list intangible assets, which are amortized over the estimated useful life using a straight-line method, and an accelerated method, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The goodwill, which is not amortized for book purposes, was assigned to the banking segment and is not deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired from BFED was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.  The fair value of borrowed funds was estimated by discounting the future cash flows using market rates for similar borrowings.

Direct merger, acquisition and integration costs of the BFED acquisition were expensed as incurred, and totaled $5.0 million during 2012.

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

CBT shareholders received 965 thousand shares of the Company common stock and $9.0 million in cash.  On the acquisition date, CBT had 3.6 million outstanding common shares.  Through a cash/share election procedure, the Company paid $8.25 per share for 30% of the outstanding common shares and for 70% of the outstanding shares, the Company exchanged its stock in a ratio of 0.381 shares of the Company’s common stock for each share of CBT stock.  The 965 thousand shares of Company common stock issued in this exchange were valued at $22.80 per share based on the closing price of Berkshire posted on April 19, 2012 resulting in consideration paid of $22 million.  Berkshire paid $0.2 million in cash consideration to settle all outstanding CBT options.  The Company issued no new Berkshire options in connection with the merger.

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

The assets and liabilities in the CBT acquisition were recorded at their fair value based on management’s best estimate using information available at the date of acquisition.  Consideration paid, and fair values of CBT’s assets acquired and liabilities assumed are summarized in the following tables:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consideration Paid: (In thousands)	Amount
Berkshire Hills Bancorp common stock issued to CBT common stockholders	$21,992
Cash consideration paid to CBT common shareholders	8,952
Repurchase of CBT’s preferred stock warrant	6,290
Cash consideration paid for CBT employee stock options	150
Total consideration paid	$37,384

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:	As Acquired	Fair Value Adjustment		As Recorded at Acquisition
Cash and short term investments	$10,567	$—		$10,567
Investment securities	41,428	(46	)(a)	41,382
Loans	215,773	(6,181	)(b)	209,592
Premises and equipment	1,393	—		1,393
Core deposit intangibles	—	1,000	(c)	1,000
Other intangibles	—	(238	)(d)	(238)
Other assets	3,081	7,668	(e)	10,749
Deposits	(209,707)	(428	)(f)	(210,135)
Borrowings	(35,865)	(3,020	)(g)	(38,885)
Other liabilities	(1,978)	(209	)(h)	(2,187)
Total identifiable net assets	$24,692	$(1,454)		$23,238

Goodwill				$14,146

Explanation of Certain Fair Value Adjustments

(a)  The adjustment represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition.

(b)  The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.  Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $23.7 million.  Non-impaired loans not accounted for under 310-30 had a carrying value of $192.1 million.

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

The method to determine the fair value of the loans acquired from CBT was consistent with the method used in the BFED acquisition.  Accordingly, there was no carryover of CBT’s allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the acquired loan portfolio subject to purchased credit impaired accounting guidance (ASC 310-30) as of April 20, 2012 is, as follows (in thousands):

(In thousands)	ASC 310-30 Loans
Contractually required principal and interest at acquisition	$23,726
Contractual cash flows not expected to be collected (nonaccretable discount)	(5,563)
Expected cash flows at acquisition	18,163
Interest component of expected cash flows (accretable discount)	(2,816)
Fair value of acquired loans	$15,347

The core deposit intangible asset recognized as part of the CBT merger is being amortized over its estimated useful life of approximately eight years utilizing an accelerated method.  Other intangibles consist of leasehold intangible liabilities, which are amortized over the life of each respective lease using a straight-line method.

The goodwill, which is not amortized for book purposes, was assigned to the banking segment and is not deductible for tax purposes.

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

Direct merger, acquisition and integration costs of the CBT acquisition were expensed as incurred, and totaled $4.7 million in 2012 and $0.6 million in 2011.

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

The purchase price for Greenpark’s operations was $4.0 million, but additional consideration of $0.1 million was paid for certain prepaid assets, and $46.5 million was paid to retire outstanding bank loans financing recently originated loans along with $2.8 million in premiums on those loans representing the sellers’ income on those loans had they been sold prior to April 30, 2012.  Additionally, a $1.1 million liability was recorded for contingent consideration representing the fair value of earn-out payments to the sellers of Greenpark over a five year period of time after the purchase date.  While the earn-out payments are based on production of loan originations, which can vary from year to year, management calculated an expected range of $0.2 million to $0.3 million in annual payments using the Black Scholes model to estimate the fair value of the contingent liability.  Direct acquisition and integration costs of Greenpark’s operations were expensed as incurred, and totaled $0.6 million in 2012.

The results of Greenpark’s operations are included in the Consolidated Statements of Income from the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consideration paid, and fair values of Greenpark’s assets acquired and liabilities assumed are summarized in the following tables:

Consideration Paid: (In thousands)	Amount
Cash purchase price	$4,000
Cash paid for certain prepaid assets	58
Payoff of Greenpark’s lines of credit	46,496
Premiums paid for loans and loan commitments	2,770
Contingent purchase price	1,087
Total consideration paid	$54,411

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:	Amount
Loans held for sale	$48,408	(a)
Other assets	2,621	(b)
Premises and equipment	98	(c)
Other Liabilities	(862	)(d)
Total identifiable net assets	$50,265

Goodwill	$4,145

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

Financial Information

The following table discloses unaudited pro forma supplemental information from the combined results of operations of 2012 and 2011 assuming the acquisitions of BFED, CBT, and Greenpark had been completed as of January 1, 2011:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pro Forma (unaudited)
	Twelve months ended December 31,
	2012	2011

Net interest income	$157,343	$146,682
Non-interest income	67,437	64,170
Net income from continuing operations	33,442	21,251

Pro forma earnings per share from continuing operations:
Basic	$1.36	$0.99
Diluted	$1.35	$0.98

The unaudited pro forma supplemental information combines the historical results of Berkshire, BFED, CBT, and management’s estimate of the results of Greenpark’s operations under the Company’s management.  The unaudited pro forma information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the time of the merger.  These adjustments would have been different if they had been recorded on January 1, 2011, and they do not include the impact of prepayments.  The unaudited pro forma information is also adjusted for the impacts of the actual merger financing on revenue and expense.  The pro forma income does not indicate what would have occurred had the acquisitions taken place on January 1, 2011 and does not indicate expected future results.  No adjustments were made to eliminate BFED and CBT’s credit losses that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2011.  Adjustments were also not made to reflect any changes to the asset and liability positions in the balance sheets of the acquired companies during 2011 or 2012 that may have resulted in changes to net interest income had the acquisitions occurred as of beginning of 2011.  Additionally, operating cost savings and other business synergies expected as a result of the acquisition are not reflected in the pro forma amounts.  Non-recurring expenses and income related to the acquisitions including professional fees, system conversion and integration costs, and the gains recorded in connection with the acquisitions are excluded in the 2012 and 2011 periods in which the amounts were recognized.  In 2012 non-recurring expenses excluded from the unaudited pro forma supplemental information were $6.7 million, $5.2 million, and $555 thousand for BFED, CBT, and Greenpark, respectively.  Also excluded during 2012, was a $1.1 million non-recurring gain on BFED stock that was held by the Company at the time of acquisition.  In 2011 non-recurring expenses excluded from the unaudited pro forma supplemental information were $910 thousand for CBT and none for BFED and Greenpark.  Furthermore, the unaudited pro forma supplemental information is adjusted for income tax expense related to the pre-tax adjustments.

The Company has determined that it is impractical to report the amounts of revenue and earnings of the acquired entities since the acquisition dates. Due to the integration of their operations with those of the Company, the Company does not record revenue and earnings separately for these operations. The revenue and earnings of these operations are included in the consolidated statement of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of three months or less.  Short-term investments included $5.8 million pledged as collateral support for derivative financial contracts at year-end 2012; this amount was $1.6 million at year-end 2011.  The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $11.3 million and $8.9 million at year-end 2012 and 2011, respectively.

5.         TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $13.6 million and $14.1 million and a fair value of $16.9 million and $17.4 million at year-end 2012 and 2011, respectively. Unrealized (losses) gains recorded through income on this security totaled $(15) thousand, $1.7 million, and $0.7 million for 2012, 2011, and 2010, respectively.  As discussed further in Note 16 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at year-end 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.         SECURITIES

The following is a summary of securities available for sale (“AFS”) and securities held to maturity (“HTM”):

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$79,498	$5,359	$(100)	$84,757
Government guaranteed residential mortgage-backed securities	42,305	805	(18)	43,092
Government-sponsored residential mortgage-backed securities	275,940	2,732	(79)	278,593
Corporate bonds	9,998	117	(108)	10,007
Trust preferred securities	21,784	1,089	(1,916)	20,957
Other bonds and obligations	3,459	17	(4)	3,472
Total debt securities	432,984	10,119	(2,225)	440,878

Marketable equity securities	22,467	3,187	(363)	25,291
Total securities available for sale	455,451	13,306	(2,588)	466,169

Securities held to maturity
Municipal bonds and obligations	8,295	—	—	8,295
Government-sponsored residential mortgage-backed securities	76	7	—	83
Tax advantaged economic development bonds	41,678	1,837	(378)	43,137
Other bonds and obligations	975	—	—	975
Total securities held to maturity	51,024	1,844	(378)	52,490

Total	$506,475	$15,150	$(2,966)	$518,659

December 31, 2011
Securities available for sale
Debt securities:
Municipal bonds and obligations	$73,436	$4,418	$—	$77,854
Government guaranteed residential mortgage-backed securities	44,051	1,045	—	45,096
Government-sponsored residential mortgage-backed securities	245,033	2,990	(412)	247,611
Corporate bonds	9,996	—	(269)	9,727
Trust preferred securities	20,064	343	(2,592)	17,815
Other bonds and obligations	642	2	—	644
Total debt securities	393,222	8,798	(3,273)	398,747

Marketable equity securities	20,236	1,555	(782)	21,009
Total securities available for sale	413,458	10,353	(4,055)	419,756

Securities held to maturity
Municipal bonds and obligations	10,349	—	—	10,349
Government-sponsored residential mortgage-backed securities	79	4	—	83
Tax advantaged economic development bonds	47,869	1,479	—	49,348
Other bonds and obligations	615	—	—	615
Total securities held to maturity	58,912	1,483	—	60,395

Total	$472,370	$11,836	$(4,055)	$480,151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At year-end 2012 and 2011, accumulated net unrealized gains on AFS securities included in accumulated other comprehensive income were $10.7 million and $6.3 million, respectively.  The related income tax liability of $4.0 million and $2.3 million, respectively, was also included in accumulated other comprehensive income.

The amortized cost and estimated fair value of AFS and HTM securities by contractual maturity at year-end 2012 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$100	$100	$4,691	$4,691
Over 1 year to 5 years	9,923	10,100	3,968	4,025
Over 5 years to 10 years	21,115	21,849	25,527	26,630
Over 10 years	83,601	87,144	16,762	17,061
Total bonds and obligations	114,739	119,193	50,948	52,407

Marketable equity securities	22,467	25,291	—	—
Residential mortgage-backed securities	318,245	321,685	76	83

Total	$455,451	$466,169	$51,024	$52,490

At year-end 2012 and 2011, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 12 - Borrowed Funds.

	2012		2011
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Securities pledged to swap counterparties	$35,970	$36,709	$33,236	$35,218
Securities pledged for municipal deposits	66,192	66,759	33,071	34,297

Total	$102,162	$103,468	$66,307	$69,515

Proceeds from the sale of AFS securities in 2012, 2011, and 2010 were $85.5 million, $9.5 million, and none, respectively.  The components of net realized gains and losses on the sale of AFS securities are as follows.  These amounts were reclassified out of accumulated other comprehensive loss and into earnings:

(In thousands)	2012	2011	2010

Gross realized gains	$820	$14	$—
Gross realized losses	(520)	—	—

Net realized gain/(losses)	$300	$14	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net non-recurring gains reported in 2012 non-interest income included $1.1 million in gains recorded on investments in the common stock of Beacon Federal. At year-end 2011, accumulated other comprehensive loss included $43 thousand in unrealized gains on this common stock investment. This unrealized gain was reclassified and included in 2012 non-recurring gains, and was an element of the consideration reported for this bank acquisition and contributed to the goodwill recorded for this transaction.

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$100	$4,140	$—	$—	$100	$4,140
Government guaranteed residential mortgage-backed securities	18	5,108	—	—	18	5,108
Government-sponsored residential mortgage-backed securities	69	31,433	10	5,366	79	36,799
Corporate bonds	—	—	108	6,892	108	6,892
Trust preferred securities	1	2,754	1,915	1,686	1,916	4,440
Other bonds and obligations	4	2,055	—	—	4	2,055
Total debt securities	192	45,490	2,033	13,944	2,225	59,434

Marketable equity securities	90	1,410	273	1,727	363	3,137
Total securities available for sale	$282	$46,900	$2,306	$15,671	$2,588	$62,571

Securities held to maturity
Tax advantaged economic development bonds	378	8,129	—	—	378	8,129
Total securities held to maturity	378	8,129	—	—	378	8,129

Total	$660	$55,029	$2,306	$15,671	$2,966	$70,700

December 31, 2011

Securities available for sale
Debt securities:
Government guaranteed residential mortgage-backed securities	$—	$48	$—	$—	$—	$48
Government-sponsored residential mortgage-backed securities	376	76,278	36	5,766	412	82,044
Corporate bonds	224	6,776	45	2,951	269	9,727
Trust preferred securities	20	2,541	2,572	3,065	2,592	5,606
Total debt securities	620	85,643	2,653	11,782	3,273	97,425

Marketable equity securities	782	6,229	—	—	782	6,229

Total	$1,402	$91,872	$2,653	$11,782	$4,055	$103,654

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2012, prior to this recovery. The Company’s intent not to sell and assertion that it will not be required to sell these securities until

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio sales. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s portfolio were not other-than-temporarily impaired at year-end 2012:

AFS municipal bonds and obligations

At year-end 2012, 3 of the 136 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to have to the market.  At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that the Company is appropriately compensated for that risk.  At December 31, 2012, the Company had one $2 million security that did not carry at least one investment grade rating and that security was called at par early in 2013.  There were no material underlying credit downgrades during 2012.  All securities are performing.

AFS residential mortgage-backed securities

At year-end 2012, 17 out of a total of 175 securities in the Company’s portfolio of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s AFS residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2012. All securities are performing.

AFS corporate bonds

At year-end 2012, 2 out of 3 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2% of the amortized cost. The securities are investment grade rated, and there were no material underlying credit downgrades during 2012. The securities are performing.

AFS trust preferred securities

At year-end 2012, 4 out of 8 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 30% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis.  Except for the security discussed below, the aggregate unrealized loss on the other securities in unrealized loss positions represented 5% of their amortized cost.  Again, excluding the security below, all trust preferred securities carried at least one investment grade except for one regional $ 1.5 million single issue security with a market price of 103.64.  This instrument is performing.

At year-end 2012, $1.7 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities.  The Company evaluated the security, with a Level 3 fair value of $0.9 million, for potential other-than-temporary impairment (“OTTI”) at December 31, 2012 and determined that OTTI was not evident based on both the Company’s intent not to sell and assertion that it will not be required to sell the security until the recovery of its remaining amortized cost and the protection from credit loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

afforded by $50 million in excess subordination above current and projected losses.  The security is performing.

HTM tax advantaged economic development bonds

At year-end 2012, 1 of the 8 securities in the Company’s portfolio of tax advantaged economic development bonds was in an unrealized loss position. Aggregate unrealized losses represented 4% of the amortized cost of securities in unrealized loss positions. The Company has the intent of maintaining these positions to the recovery of these securities. All securities are considered performing.

AFS other bonds and obligations

At year-end 2012, 2 of the 11 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during 2012. All securities are performing.

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

At year-end 2012, 2 out of a total of 19 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 10% of the amortized cost of the securities. The Company has the intent and ability to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at year-end 2012. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion.

7.         LOANS

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

Total loans include loans from business activities and loans acquired from business combinations. Loans from business combinations are those loans acquired from the acquisitions of Beacon, CBT, Legacy Bancorp, Inc., and Rome Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year-end loans consisted of the following:

	2012			2011
(In thousands)	Loans from Business Activities	Loans from Business Combinations	Total	Loans from Business Activities	Loans from Business Combinations	Total

Residential mortgages:
1-4 family	$870,322	$427,210	$1,297,532	$649,467	$329,407	$978,874
Construction	20,344	6,375	26,719	32,191	9,370	41,561
Total residential mortgages	890,666	433,585	1,324,251	681,658	338,777	1,020,435

Commercial mortgages:
Construction	150,694	17,131	167,825	117,492	6,726	124,218
Single and multi-family	43,332	80,488	123,820	89,401	16,398	105,799
Commercial real estate	768,867	353,032	1,121,899	746,545	179,679	926,224
Total commercial mortgages	962,893	450,651	1,413,544	953,438	202,803	1,156,241

Commercial business loans:
Asset based lending	255,265	2,830	258,095	151,065	2,206	153,271
Other commercial business loans	234,662	107,369	342,031	210,701	46,320	257,021
Total commercial business loans	489,927	110,199	600,126	361,766	48,526	410,292

Total commercial loans	1,452,820	560,850	2,013,670	1,315,204	251,329	1,566,533

Consumer loans:
Home equity	205,892	119,509	325,401	226,369	71,827	298,196
Other	76,258	249,074	325,332	39,020	32,386	71,406
Total consumer loans	282,150	368,583	650,733	265,389	104,213	369,602

Total loans	$2,625,636	$1,363,018	$3,988,654	$2,262,251	$694,319	$2,956,570

Total unamortized net costs and premiums included in the year-end total loans for historical loans were the following:

(In thousands)	2012	2011
Unamortized net loan origination costs	$6,552	$5,163
Unamortized net premium on purchased loans	4,055	251
Total unamortized net costs and premiums	$10,607	$5,414

The Company occasionally transfers a portion of its originated commercial loans to participating lending partners.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and its lending partners share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans, collects cash payments from the borrowers, remits payments (net of servicing fees), and disburses required escrow funds to relevant parties.  At year-end 2012 and 2011, the Company was servicing loans for participants totaling $76.8 million and $86 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2012, the Company purchased loans aggregating $166.5 million and sold loans aggregating $780 million. In 2011, the Company did not purchase any loans and sold loans aggregating $75.2 million.  Net gains on sales of loans were $11.8 million, $257 thousand, and $851 thousand for the years 2012, 2011, and 2010, respectively.

Most of the Company’s lending activity occurs within its primary markets in Western Massachusetts, Southern Vermont and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans.  Year-end loans to operators of non-residential buildings totaled $493.5 million, or 12.4%, and $365 million, or 12.3% of total loans in 2012 and 2011, respectively.  There were no other concentrations of loans related to any one industry in excess of 10% of total loans at year-end 2012 or 2011.

At year-end 2012, the Company had pledged loans totaling $87 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements.  Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances.  See Note 12- Borrowings & Subordinated Notes.

At year-end 2012 and 2011, the Company’s commitments outstanding to related parties totaled $18.5 million and $34.3 million, respectively, and the loans outstanding against these commitments totaled $10.0 million and $33.4 million, respectively.    Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members.  For the years 2012 and 2011, all related party loans were performing.  Year-end aggregate extensions of credit to one related party included a non-depository organization formed to finance and promote economic development within the New England region. The only relationship between this organization and the Company, in addition to the $8.0 million loan relationship, is that an Executive Officer of the Company serves as Chairman of the Board of this organization. In addition, the aforementioned Executive Officer serves as a Director and on the Finance Committee of a non-profit organization that provides educational and theatrical experience for children, adolescents and youth at risk.  The Company originated $650,000 in loan commitments to that organization in 2012. These were new credit extensions in 2012.

The carrying amount of the acquired loans at December 31, 2012 totaled $1.4 billion.  These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $62 million and loans that were considered not impaired at the acquisition date with a carrying amount of $1.3 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

(In thousands)	2012	2011
Balance at beginning of period	$1,277	$—
Acquisitions	11,814	3,553
Sales	—	(648)
Reclassification from nonaccretable difference for loans with improved cash flows	—	—
Changes in expected cash flows that do not affect nonaccretable difference	—	—
Accretion	(4,844)	(1,628)
Balance at end of period	$8,247	$1,277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at December 31, 2012 and 2011:

Loans from Business Activities

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2012
Residential mortgages:
1-4 family	$4,105	$1,291	$8,061	$13,457	$856,865	$870,322	$1,563
Construction	—	210	48	258	20,086	20,344	48
Total	4,105	1,501	8,109	13,715	876,951	890,666	1,611
Commercial mortgages:
Construction	—	—	4,668	4,668	146,026	150,694	—
Single and multi-family	616	—	27	643	42,689	43,332	—
Commercial real estate	1,183	1,727	8,231	11,141	757,726	768,867	1,195
Total	1,799	1,727	12,926	16,452	946,441	962,893	1,195
Commercial business loans
Asset based lending	—	—	—	—	255,265	255,265	—
Other commercial business loans	745	372	3,427	4,544	230,118	234,662	159
Total	745	372	3,427	4,544	485,383	489,927	159
Consumer loans:
Home equity	828	300	1,856	2,984	202,908	205,892	424
Other	546	55	248	849	75,409	76,258	69
Total	1,374	355	2,104	3,833	278,317	282,150	493
Total	$8,023	$3,955	$26,566	$38,544	$2,587,092	$2,625,636	$3,458

Loans from Business Activities

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2011
Residential mortgages:
1-4 family	$2,045	$877	$11,479	$14,401	$635,066	$649,467	$5,123
Construction	—	—	—	—	32,191	32,191	—
Total	2,045	877	11,479	14,401	667,257	681,658	5,123
Commercial mortgages:
Construction	—	—	8,650	8,650	108,842	117,492	—
Single and multi-family	70	—	676	746	88,655	89,401	314
Commercial real estate	746	8,019	5,258	14,023	732,522	746,545	—
Total	816	8,019	14,584	23,419	930,019	953,438	314
Commercial business loans
Asset based lending	—	—	—	—	151,065	151,065	—
Other commercial business loans	369	781	1,156	2,306	208,395	210,701	178
Total	369	781	1,156	2,306	359,460	361,766	178
Consumer loans:
Home equity	430	257	1,692	2,379	223,990	226,369	—
Other	311	148	148	607	38,413	39,020	100
Total	741	405	1,840	2,986	262,403	265,389	100
Total	$3,971	$10,082	$29,059	$43,112	$2,219,139	$2,262,251	$5,715

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans from Business Combinations

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2012
Residential mortgages:
1-4 family	$1,817	$585	$2,523	$4,925	$422,285	$427,210	$1,555
Construction	—	—	—	—	6,375	6,375	—
Total	1,817	585	2,523	4,925	428,660	433,585	1,555
Commercial mortgages:
Construction	—	—	1,056	1,056	16,075	17,131	1,056
Single and multi-family	194	1,328	746	2,268	78,220	80,488	746
Commercial real estate	1,532	2,024	11,062	14,618	338,414	353,032	10,176
Total	1,726	3,352	12,864	17,942	432,709	450,651	11,978
Commercial business loans:
Asset based lending	—	—	—	—	2,830	2,830	—
Other commercial business loans	422	577	2,177	3,176	104,193	107,369	1,764
Total	422	577	2,177	3,176	107,023	110,199	1,764
Consumer loans:
Home equity	1,689	169	89	1,947	117,562	119,509	52
Other	2,624	365	271	3,260	245,814	249,074	171
Total	4,313	534	360	5,207	363,376	368,583	223
Total	$8,278	$5,048	$17,924	$31,250	$1,331,768	$1,363,018	$15,520

Loans from Business Combinations

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2011
Residential mortgages:
1-4 family	$663	$242	$1,450	$2,355	$327,052	$329,407	$796
Construction	—	—	165	165	9,205	9,370	165
Total	663	242	1,615	2,520	336,257	338,777	961
Commercial mortgages:
Construction	—	—	606	606	6,120	6,726	606
Single and multi-family	—	—	703	703	15,695	16,398	703
Commercial real estate	68	102	1,923	2,093	177,586	179,679	1,913
Total	68	102	3,232	3,402	199,401	202,803	3,222
Commercial business loans:
Asset based lending	—	—	—	—	2,206	2,206	—
Other commercial business loans	349	235	258	842	45,478	46,320	245
Total	349	235	258	842	47,684	48,526	245
Consumer loans:
Home equity	284	—	75	359	71,468	71,827	—
Other	239	69	179	487	31,899	32,386	41
Total	523	69	254	846	103,367	104,213	41
Total	$1,603	$648	$5,359	$7,610	$686,709	$694,319	$4,469

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at year-end 2012 and 2011:

	2012			2011
(In thousands)	Loans from Business Activities	Loans from Business Combinations	Total	Loans from Business Activities	Loans from Business Combinations	Total
Residential mortgages:
1-4 family	$6,498	$968	$7,466	$6,356	$654	$7,010
Construction	—	—	—	—	—	—
Total	6,498	968	7,466	6,356	654	7,010

Commercial mortgages:
Construction	4,668	—	4,668	8,650	—	8,650
Single and multi-family	27	—	27	362	—	362
Other	7,036	886	7,922	5,259	9	5,268
Total	11,731	886	12,617	14,271	9	14,280

Commercial business loans:
Asset based lending	—	—	—	—	—	—
Other commercial business loans	3,268	413	3,681	977	13	990
Total	3,268	413	3,681	977	13	990

Consumer loans:
Home equity	1,432	37	1,469	1,692	75	1,767
Other	179	100	279	48	139	187
Total	1,611	137	1,748	1,740	214	1,954

Total non-accrual loans	$23,108	$2,404	$25,512	$23,344	$890	$24,234

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses for 2012, 2011, and 2010 was as follows:

Loans from Business Activities

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2012
Balance at beginning of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Charged-off loans	2,604	4,229	697	1,537	—	9,067
Recoveries on charged-off loans	103	52	96	165	—	416
Provision for loan losses	5,279	945	1,666	635	119	8,644
Balance at end of year	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Individually evaluated for impairment	342	1,444	1,205	273	—	3,264
Collectively evaluated for impairment	5,586	17,419	4,400	1,193	29	28,627
Total	$5,928	$18,863	$5,605	$1,466	$29	$31,891

Loans receivable:
Balance at end of year
Individually evaluated for impairment	6,362	30,287	2,821	1,218		40,688
Collectively evaluated for impairment	884,304	932,606	487,106	280,932		2,584,948
Total	$890,666	$962,893	$489,927	$282,150		$2,625,636

Loans from Business Activities

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2011
Balance at beginning of year	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Charged-off loans	1,322	4,047	1,443	884	—	7,696
Recoveries on charged-off loans	231	189	109	150	—	679
Provision for loan losses	1,164	6,492	(164)	838	(1,313)	7,017
Balance at end of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Individually evaluated for impairment	449	1,722	116	488	—	2,775
Collectively evaluated for impairment	2,701	20,373	4,424	1,715	(90)	29,123
Loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898

Loans receivable:
Balance at end of year
Individually evaluated for impairment	5,655	34,074	564	1,190		41,483
Collectively evaluated for impairment	676,003	919,364	361,202	264,199		2,220,768
Total	$681,658	$953,438	$361,766	$265,389		$2,262,251

Loans from Business Activities

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2010
Balance at beginning of year	$2,897	$19,282	$6,011	$2,749	$877	$31,816
Charged-off loans	409	6,403	2,685	1,188	—	10,685
Recoveries on charged-off loans	213	794	1,094	140	—	2,241
Provision for loan losses	376	5,788	1,618	398	346	8,526
Balance at end of year	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Individually evaluated for impairment	246	2,151	92	—	—	2,489
Collectively evaluated for impairment	2,831	17,310	5,946	2,099	1,223	29,409
Total	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898

Loans receivable:
Balance at end of year
Individually evaluated for impairment	1,352	3,798	8,606	397		14,153
Collectively evaluated for impairment	643,621	921,775	277,481	285,132		2,128,009
Total	$644,973	$925,573	$286,087	$285,529		$2,142,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans from Business Combinations

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2012
Balance at beginning of year	$281	$158	$38	$87	$(18)	$546
Charged-off loans	43	—	—	340	—	383
Recoveries on charged-off loans	—	—	—	208	—	208
Provision for loan losses	271	232	58	359	26	946
Balance at end of year	$509	$390	$96	$314	$8	$1,317
Individually evaluated for impairment	55	—	—	—	—	55
Collectively evaluated for impairment	454	390	96	314	8	1,262
Total	$509	$390	$96	$314	$8	$1,317

Loans receivable:
Balance at end of year
Individually evaluated for impairment	371	886	—	—	—	1,257
Collectively evaluated for impairment	433,214	449,765	110,199	368,583	—	1,361,761
Total	$433,585	$450,651	$110,199	$368,583	$—	$1,363,018

Loans from Business Combinations

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2011
Balance at beginning of year	$—	$—	$—	$—	$—	$—
Charged-off loans	—	—	—	—	—	—
Recoveries on charged-off loans	—	—	—	—	—	—
Provision for loan losses	281	158	38	87	(18)	546
Balance at end of year	$281	$158	$38	$87	$(18)	$546
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	281	158	38	87	(18)	546
Total	$281	$158	$38	$87	$(18)	$546

Loans receivable:
Balance at end of year
Individually evaluated for impairment	—	—	—	—		—
Collectively evaluated for impairment	338,777	202,803	48,526	104,213		694,319
Total	$338,777	$202,803	$48,526	$104,213		$694,319

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at year-end 2012 and 2011 and for the years then ended:

Loans from Business Activities

	At December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,408	$3,408	$—
Commercial mortgages - construction	2,730	2,730	—
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	3,450	3,450	—
Other commercial business loans	31	31	—
Consumer - home equity	602	602	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,056	$1,343	$287
Commercial mortgages - construction	1,584	1,938	354
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	2,019	3,109	1,090
Other commercial business loans	1,135	2,340	1,205
Consumer - home equity	209	482	273

Total
Residential mortgages	$4,464	$4,751	$287
Commercial mortgages	9,783	11,227	1,444
Commercial business	1,166	2,371	1,205
Consumer	811	1,084	273
Total impaired loans	$16,224	$19,433	$3,209

Loans Acquired from Business Combinations

	At December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$215	$215	$—
Commercial mortgages - real estate	886	886	—

With an allowance recorded:
Residential mortgages - 1-4 family	101	156	55

Total
Residential mortgages	$316	$371	$55
Commercial mortgages	886	886	—
Total impaired loans	$1,202	$1,257	$55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans from Business Activities

	At December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,546	$2,546	$—
Commercial mortgages - single and multifamily	326	326	—
Commercial mortgages - real estate	2,751	2,751	—
Consumer - home equity	308	308	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,853	$2,302	$449
Commercial mortgages - construction	7,559	8,650	1,091
Commercial mortgages - real estate	1,373	2,004	631
Other commercial business loans	13	129	116
Consumer - home equity	357	845	488

Total
Residential mortgages	$4,399	$4,848	$449
Commercial mortgages	12,009	13,731	1,722
Commercial business	13	129	116
Consumer	665	1,153	488
Total impaired loans	$17,086	$19,861	$2,775

Loans Acquired from Business Combinations

	At December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$247	$247	$—
Consumer - home equity	37	37	—

Total
Residential mortgages	$247	$247	$—
Consumer	37	37	—
Total impaired loans	$284	$284	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans from Business Activities

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$2,592	$28	$1,740	$82
Residential mortgages - construction	—	—	48	—
Commercial mortages - construction	624	—	79	—
Commercial mortgages - single and multifamily	210	10	122	1
Commercial mortgages - real estate	3,667	87	6,189	260
Commercial business loans	17	—	23	1
Consumer-home equity	399	1	375	4

With an allowance recorded:
Residential mortgages - 1-4 family	$2,802	$27	$1,027	$20
Residential mortgages - construction	—	—	16	—
Commercial mortages - construction	5,280	—	4,476	—
Commercial mortgages - single and multifamily	75	—	274	11
Commercial mortgages - real estate	2,683	22	2,005	20
Commercial business loans	619	7	400	6
Consumer-home equity	542	—	327	—

Total
Residential mortgages	$5,394	$55	$2,831	$102
Commercial mortgages	12,539	119	13,145	292
Commercial business loans	636	7	423	7
Consumer loans	941	1	702	4
Total impaired loans	$19,510	$182	$17,101	$405

Loans Acquired from Business Combinations

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$520	$—	$41	$—
Commercial mortages - construction	—	—	—	—
Commercial mortgages - real estate	497	24	1,198	33
Commercial business loans	—	—	177	28
Consumer-home equity	25	—	6	—

With an allowance recorded:
Residential mortgages - 1-4 family	$52	$2	$—	$—
Commercial mortages - construction	—	—	—	—
Commercial mortgages - single and multifamily	—	—	—	—
Commercial mortgages - real estate	—	—	—	—
Commercial business loans	—	—	—	—
Consumer-home equity	—	—	—	—

Total
Residential mortgages	$572	$2	$41	$—
Commercial mortgages	497	24	1,198	33
Commercial business loans	—	—	177	28
Consumer loans	25	—	6	—
Total impaired loans	$1,094	$26	$1,422	$61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5                                         Average Risk

A relationship which possesses most of the characteristics found in the Better than Average Risk category but may have recently experienced a loss year often as a result of its operation in a cyclical industry. The relationship has lower margins of debt service coverage with some elements of reduced strength. Good secondary repayment source exists and the loan is performing as agreed.  Start-up businesses and construction loans will generally be assigned to this category as well.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans Credit Quality Analysis

Upon acquiring a loan portfolio, our Internal Loan Review function undertakes the same process of assigning risk ratings as historical loans, which may differ from the risk rating policy of the predecessor company.  Loans which are rated Substandard or lower according to the rating process outlined below are deemed to be credit impaired loans accounted for under ASC 310-30, regardless of whether they are classified as performing or non-performing.

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At December 31, 2012, there had not been such a decrease and therefore there was no allowance for losses on acquired loans under Subtopic ASC 310-30.

The Company presented several tables within this footnote of historical loans and acquired loans in order to distinguish the credit performance of the newly acquired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s loans by risk rating at year-end 2012 and 2011:

Loans from Business Activities

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2012	2011	2012	2011	2012	2011
Grade:
Pass	$860,970	$637,110	$20,085	$32,191	$881,055	$669,301
Special mention	1,291	877	210	—	1,501	877
Substandard	8,061	11,480	49	—	8,110	11,480
Total	$870,322	$649,467	$20,344	$32,191	$890,666	$681,658

Commercial Mortgage Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Grade:
Pass	$142,946	$91,452	$40,690	$85,153	$707,867	$674,814	$891,503	$851,419
Special mention	—	5,939	$420	435	5,965	16,459	6,385	22,833
Substandard	7,748	17,262	2,222	3,813	54,930	55,156	64,900	76,231
Doubtful	—	2,839	—	—	105	116	105	2,955
Total	$150,694	$117,492	$43,332	$89,401	$768,867	$746,545	$962,893	$953,438

Commercial Business Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business
(In thousands)	2012	2011	2012	2011	2012	2011
Grade:
Pass	$255,265	$149,741	$219,172	$200,246	$474,437	$349,987
Special mention	—	—	5,857	607	5,857	607
Substandard	—	1,324	9,541	9,753	9,541	11,077
Doubtful	—	—	92	95	92	95
Total	$255,265	$151,065	$234,662	$210,701	$489,927	$361,766

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer
(In thousands)	2012	2011	2012	2011	2012	2011
Performing	$204,460	$224,677	$76,079	$38,972	$280,539	$263,649
Nonperforming	1,432	1,692	179	48	1,611	1,740
Total	$205,892	$226,369	$76,258	$39,020	$282,150	$265,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans from Business Combinations

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2012	2011	2012	2011	2012	2011
Grade:
Pass	$424,102	$327,715	$6,375	$9,205	$430,477	$336,920
Special mention	585	242	—	—	585	242
Substandard	2,523	1,450	—	165	2,523	1,615
Total	$427,210	$329,407	$6,375	$9,370	$433,585	$338,777

Commercial Mortgage Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Grade:
Pass	$10,142	$3,548	$57,305	$14,802	$318,809	$161,218	$386,256	$179,568
Special mention	1,057	2,160	10,383	272	6,790	8,071	18,230	10,503
Substandard	5,932	1,018	12,800	1,324	27,433	10,390	46,165	12,732
Total	$17,131	$6,726	$80,488	$16,398	$353,032	$179,679	$450,651	$202,803

Commercial Business Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business
(In thousands)	2012	2011	2012	2011	2012	2011
Grade:
Pass	$2,830	$2,206	$87,325	$39,578	$90,155	$41,784
Special mention	—	—	7,444	3,810	7,444	3,810
Substandard	—	—	12,600	2,932	12,600	2,932
Total	$2,830	$2,206	$107,369	$46,320	$110,199	$48,526

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer
(In thousands)	2012	2011	2012	2011	2012	2011
Performing	$119,472	$71,752	$248,974	$32,248	$368,446	$104,000
Nonperforming	37	75	100	138	137	213
Total	$119,509	$71,827	$249,074	$32,386	$368,583	$104,213

The following table summarizes information about total loans rated Special Mention or lower.  Loans from Business Activities are identified as Business and loans Acquired from Business Combinations are identified as Acquired.

	December 31, 2012			December 31, 2011
(In thousands)	Business Activities	Loans Acquired from Business Combinations	Total	Business Activities	Loans Acquired from Business Combinations	Total
Non-Accrual	$23,108	$2,405	$25,513	$23,344	$890	$24,234
Substandard Accruing	61,745	59,243	120,988	80,334	16,643	96,977
Total Classified	84,853	61,648	146,501	103,678	17,533	121,211
Special Mention	14,097	26,793	40,890	24,722	14,624	39,346
Total Criticized	$98,950	$88,441	$187,391	$128,400	$32,157	$160,557

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables include the recorded investment and number of modifications for modified loans identified during the years-ended December 31, 2012 and 2011. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	Modifications by Class For the twelve months ending December 31, 2012
	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	3	$468	$467
Commercial - Single and multifamily	4	225	225
Commercial - Other	3	2,493	2,493
Commercial business- Other	3	1,308	1,308
Consumer- Other	1	133	133
	14	$4,627	$4,626

	Modifications by Class For the twelve months ending December 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Modifications	Investment	Investment
Troubled Debt Restructurings
Residential- 1-4 Family	1	$607	$607
Commercial - Other	1	726	176
	2	$1,333	$783

As of December 31, 2012, there were no loans that were restructured within the last 12 months that have subsequently defaulted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s TDR activity in 2012 and 2011:

(In thousands)	2012	2011
Balance at beginning of year	$1,263	$7,829
Principal payments	(142)	(69)
TDR status change (1)	(1,124)	(7,041)
Other reductions (2)	—	(239)
Newly identified TDRs	4,629	783
Balance at end of year	$4,626	$1,263

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

8.         PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2012(2)	2011(1)	Estimated Useful Life

Land	$10,377	$8,349	N/A
Buildings and improvements	71,402	52,762	5 - 39 years
Furniture and equipment	20,955	30,886	3 - 7 years
Construction in process	2,590	2,375
Premises and equipment, gross	105,324	94,372
Accumulated depreciation and amortization	(18,863)	(33,543)

Premises and equipment, net	$86,461	$60,829

(1) Amounts include balances associated with discontinued operations

(2)As part of a core system conversion certain fully depreciated assets were removed from our asset management system reducing gross premises and equipment and accumulated depreciation and amortization by approximately $20 million.

Depreciation and amortization expense for the years 2012, 2011, and 2010 amounted to $6.0 million, $4.8 million, and $3.8 million, respectively.

9.         GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below.  As discussed in Note 3 — Mergers, we completed three significant acquisitions during 2012.  In accordance with applicable accounting guidance, we allocated the amount paid to the fair value of the net assets acquired, with any excess amounts recorded as goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The increase in goodwill in 2012 and 2011 is as follows:

(In thousands)	2012	2011
Balance, beginning of the period	$202,391	$161,725
Goodwill aquired:
Legacy Bancorp, Inc.	—	23,496
Rome Bancorp, Inc.	—	17,176
Connecticut Bank & Trust	14,146	—
Greenpark Mortgage Corporation	4,145	—
Beacon Federal Bancorp, Inc.	34,511	—
Other	6	(6)
Balance, end of the period	$255,199	$202,391

Year-end goodwill relates to the following reporting units:

(In thousands)	2012	2011

Banking	$232,023	$179,215
Insurance	23,176	23,176
Total	$255,199	$202,391

The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded on goodwill for 2012 and 2011.

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2012
Non-maturity deposits	$31,503	$(18,164)	$13,339
Insurance contracts	7,558	(4,539)	3,019
All other intangible assets	3,894	(1,193)	2,701
Total	$42,955	$(23,896)	$19,059

December 31, 2011 (1)
Non-maturity deposits	$28,663	$(13,538)	$15,125
Insurance contracts	7,345	(3,795)	3,550
All other intangible assets	3,522	(650)	2,872
Total	$39,530	$(17,983)	$21,547

(1)  Amounts include balances associated with discontinued operations

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from eight to eleven years. Amortization expense related to intangible assets totaled $5.3 million in 2012, $4.4 million in 2011, and $3.0 million in 2010.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2012 is as follows: 2013- $5.3 million; 2014- $4.5 million; 2015- $3.1 million; 2016- $2.4 million; 2017- $1.4 million and thereafter- $2.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years 2012, 2011, and 2010, no impairment charges were identified for the Company’s intangible assets.

10.       OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2012	2011

Capitalized mortgage servicing rights	$3,198	$3,067
Accrued interest receivable	14,731	11,350
Investment in tax credits	8,159	9,527
FDIC insurance	5,872	7,095
Accrued federal and state tax receivable	13,665	1,480
Derivative assets	19,668	13,926
Other	10,012	5,173

Total other assets	$75,305	$51,618

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $603.7 million, $486.6 million, and $319.8 million at year-end 2012, 2011, and 2010, respectively.  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  At inception, capitalized mortgage servicing rights approximates the capitalized net present value of fee income streams generated from servicing these loans.  The fair value of these rights is based on discounted cash flow projections.  Contractually specified servicing fees were $2.8 million, $1.2 million, and $2.0 million for the years 2012, 2011, and 2010, respectively, and included as a component of loan related fees of non-interest income.  The significant assumptions used in the valuation at year-end 2011 included a weighted average discount rate of 11.14% and pre-payment speed assumptions ranging from 13.25% to 26.02%.

Mortgage servicing rights activity was as follows:

(In thousands)	2012	2011

Balance at beginning of year	$3,067	$2,035
Additions	1,482	1,555
Amortization	(755)	(523)
Impairment Adjustment	(596)	—
Balance at end of year	$3,198	$3,067

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.       DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2012	2011(1)
Maturity date:
Within 1 year	$654,729	$523,228
Over 1 year to 2 years	272,141	219,492
Over 2 years to 3 years	127,225	114,204
Over 3 years to 4 years	72,069	75,474
Over 4 years to 5 years	35,379	58,977
Over 5 years	9,046	11,263
Total	$1,170,589	$1,002,638

Account balances:
Less than $100,000	$548,895	$511,592
$100,000 or more	621,694	491,046
Total	$1,170,589	$1,002,638

(1) Amounts include balances associated with discontinued operations

12.       BORROWED FUNDS

Borrowed funds at December 31, 2012 and 2011 are summarized, as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012		2011
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$153,150	0.28%	$10,000	0.49%
Other Borrowings	10,000	1.96	—	—
Total short-term borrowings:	163,150	0.38	10,000	0.49
Long-term borrowings:
Advances from the FHLBB	195,321	1.18	211,938	1.37
Private placement subordinated notes	74,153	7.00	—	—
Junior subordinated debentures	15,464	2.16	15,464	2.35
Total long-term borrowings:	284,938	2.76	227,402	1.44
Total	$448,088	1.89%	$237,402	1.27%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through US Bank.  Total short-term debt was $163.2 million with a weighted average interest rate of 0.38% and $10.0 million with a weighted average interest rate of 0.49% at December 31, 2012 and December 31, 2011, respectively.  The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the period ended December 31, 2012 and December 31, 2011.  The Company is in compliance with all debt covenants as of December 31, 2012.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the period ended December 31, 2012 and December 31, 2011.

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at December 31, 2012 include callable advances totaling $5.0 million, and amortizing advances totaling $5.6 million.  The advances outstanding at December 31, 2011 include callable advances totaling $8.0 million, and amortizing advances totaling $5.8 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of FHLBB advances at year-end 2012 and 2011 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012		2011
		Weighted		Weighted
(In thousands)	Amount	Average Rate	Amount	Average Rate

Fixed rate advances maturing:
2013	$186,448	0.32%	$10,000	0.16%
2014	20,280	3.04	16,727	1.44
2015	—	—	20,543	3.01
2016	1,645	0.80	—	—
2017 and beyond	5,478	3.87	10,579	4.10
Total fixed rate advances	213,851	0.67	57,849	2.26

Variable rate advances maturing:
2013	59,620	1.33	34,940	0.59
2014	10,000	0.39	59,149	1.37
2015	20,000	0.41	10,000	0.64
2016	10,000	0.41	20,000	0.42
2017 and beyond	35,000	0.97	40,000	0.42
Total variable rate advances	134,620	0.96	164,089	0.81

Total FHLBB advances	$348,471	0.78%	$221,938	1.19%

On September 28, 2012, the Company issued $75.0 million principal amount of 6.875% fixed to floating rate subordinated notes (the “notes”) through a private placement at a discount of 1.15%.The maturity date of the notes is September 28, 2027, although the Company may redeem some or all of the subordinated notes beginning on the interest payment date of September 28, 2022 and on any interest payment date thereafter.  From (and including) September 28, 2012 to (but excluding) September 28, 2022, the notes will bear interest at the rate of 6.875% per year and will be payable semi-annually in arrears on March 28 and September 28 of each year. From (and including) September 28, 2022, the notes will bear an interest rate per annum equal to the three-month LIBOR rate plus 511.3 basis points, payable quarterly on each March 28, June 28, September 28 and December 28, commencing on December 28, 2022, through the maturity date or the early redemption date of the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.16% and 2.35% at December 31, 2012 and December 31, 2011, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

13.       OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2012	2011

Derivative liabilities	$29,814	$26,930
Capital lease obligation	12,641	—
Other	38,592	19,438

Total other liabilities	$81,047	$46,368

14.                               EMPLOYEE BENEFIT PLANS

The Company accounts for its pension and postretirement plans by recognizing in the financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. The Company reports changes in the funded status of its pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

Pension Plans

The Company maintains a legacy employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2012, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the pension plan at December 31, 2012 and 2011 is as follows:

(In thousands)	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at plan acquisition date	$6,040	$5,744
Interest cost	273	223
Actuarial loss	498	451
Benefits paid	(353)	(258)
Settlements	(95)	(120)
Projected benefit obligation at end of year	6,363	6,040

Change in fair value of plan assets:
Fair value of plan assets at plan acquisition date	4,456	4,915
Actual return on plan assets	396	(267)
Contributions by employer	191	186
Benefits paid	(353)	(258)
Settlements	(95)	(120)
Fair value of plan assets at end of year	4,595	4,456

Underfunded status	$1,768	$1,584

Amounts Recognized in Statement of Financial Position

Current Liabilities	—	—
Noncurrent Liabilities	$(1,768)	$(1,584)

Net pension cost is comprised of the following for the year ended December 31, 2012 and 2011:

(In thousands)	2012	2011
Interest Cost	$273	$223
Expected return on plan assets	(350)	(319)
Amortization of unrecognized actuarial loss	47	—
Net periodic pension costs	$(30)	$(96)

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income during 2012 and 2011 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	2012	2011
Amortization of actuarial loss	$(47)	$—
Actuarial loss	451	1,037
Total loss recognized in accumulated other comprehensive income	404	1,037
Total loss recognized in net periodic pension cost recognized and other comprehensive income	$374	$941

The Company expects to make cash contributions of $360 thousand to the pension trust during the 2013 fiscal year.

The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $101 thousand.

The principal actuarial assumptions used at December 31, 2012 and 2011 were as follows:

	2012	2011
Projected benefit obligation
Discount rate	4.050%	4.660%
Net periodic pension cost
Discount rate	4.660%	5.360%
Long term rate of return on plan assets	8.000%	9.000%

The discount rate that is used in the measurement of the pension obligation is determined by comparing the expected future retirement payment cash flows of the pension plan to the Citigroup Above Median Pension Liability Index as of the measurement date. The expected long-term rate of return on Plan assets reflects long-term earnings expectations on existing Plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by Plan assets in the fund and the rates of return expected to be available for reinvestment. The rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations.

The Company’s overall investment strategy with respect to the Plan’s assets is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s targeted asset allocation is 65% equity securities and 35% fixed-income securities. Equity securities primarily include investments in large cap core, value, and growth stocks. The fixed income portion of the Plan assets is invested in one index fund which is an investment grade, intermediate term index. Equity securities are expected to earn a return in the range of 5% to 9% and fixed income securities are expected to earn a return in the range of 2% to 6%. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Plan’s target allocation, we expect a future rate of return of 7% to 11%.

The fair values for investment securities are determined by quoted prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The Plan did not hold any assets classified as Level 3 during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Plan’s assets by asset category and level within the fair value hierarchy are as follows at December 31, 2012 (in thousands):

Asset Category	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$754	$754	$—
Small-Cap	570	570	—
Small-Cap	529	529	—
Equity Trusts
Large-Cap	1,102	—	1,102
Fixed Income Trusts	1,640	—	1,640
Total	$4,595	$1,853	$2,742

The fair values of the Plan’s assets by asset category and level within the fair value hierarchy are as follows at December 31, 2011 (in thousands):

Asset Category	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$399	$399	$—
Small-Cap	527	527	—
Equity Trusts
Large-Cap	1,346	—	1,346
International	491	—	491
Fixed Income Trusts	1,693	—	1,693
Total	$4,456	$926	$3,530

The Plan did not hold any assets classified as Level 3 during 2012 or 2011.

Estimated benefit payments under our pension plans over the next ten years at December 31, 2012 are as follows (in thousands):

Year	Payments
2013	$377
2014	378
2015	383
2016	375
2017	371
2018 - 2022	1,972

Postretirement Benefits

The Company has an unfunded post-retirement medical plan which was assumed in connection with the Rome Bancorp acquisition in 2011.  The postretirement plan has been modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by March 31, 2011. The Company contributes partially to medical benefits and life insurance coverage for retirees. Such  retirees and their surviving spouses are responsible for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remainder of the medical benefits, including increases in premiums levels, between the total premium and the Company’s contribution. Information regarding the postretirement plan at December 31, 2012 and 2011 is as follows:

(In thousands)	2012	2011
Change in accumulated post retirement benefit obligation:
Accumulated postretirement benefit obligation at plan acquisition date	$1,083	$1,468
Interest cost	44	53
Participand contributions	51	30
Actuarial loss	150	44
Benefits paid	(144)	(107)
Amendments	—	(405)
Accumulated postretirement benefit obligation at end of year	$1,184	$1,083

Change in plan assets:
Fair value of plan assets at plan acquisition date	$—	$—
Contributions by employer	93	77
Contributions by participant	51	30
Benefits paid	(144)	(107)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized in Statement of Financial Position

Current Liabilities	$(99)	$(93)
Noncurrent Liabilities	$(1,085)	$(990)

The postretirement benefit obligation recognized in accumulated other comprehensive income and the accrued liability for the years ended December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Prior service cost	$(371)	$(405)
Net actuarial loss	194	44
Total recognized in accumulated other comprehensive income	(177)	(361)
Accrued postretirement liability recognized	$(1,361)	$(1,444)

The Company expects to contribute $99 thousand to the postretirement benefit plan during the next fiscal year. This amount is equal to the expected benefit payments in this unfunded plan.

The amount expected to be amortized from other comprehensive income into net periodic postretirement cost over the next fiscal year is $27 thousand.

Discount rates of 3.25% and 4.25% respectively were utilized as of December 31, 2012 and December 31, 2011, to calculate the future postretirement obligation related to the medial plan. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation is expected to be 8% for 2013, and is gradually expected to decrease to 5% by 2017. This assumption may have a significant effect on the amounts reported.  However, as noted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

above, increases in premium levels are the financial responsibility of the plan beneficiary.  Thus an increase or decrease in 1% of the health care cost trend rates utilized would have had an immaterial effect on the service and interest cost as well as the accumulated post-retirement benefit obligation for the postretirement plan as of December 31, 2012.

Estimated benefit payments under the postretirement benefit plan over the next ten years at December 31, 2012 are as follows (in thousands):

Year	Payments
2013	$99
2014	97
2015	94
2016	92
2017	90
2018 - 2022	411

401(k) Plan

The Company provides a 401(k) Plan in which most employees participate. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $2.5 million in 2012, $1.9 million in 2011, and $1.5 million in 2010.

Employee Stock Ownership Plan (“ESOP”)

As part of the acquisition of Beacon during 2012, along with two acquisitions during 2011, the Company acquired ESOP plans that were frozen and terminated prior to the completion of those transactions. On the acquisition dates, all amounts in the plans were vested and the loans under the plans were repaid from the sale proceeds of unallocated shares.

15.                               INCOME TAXES

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2012, 2011, and 2010 were, as follows:

(In thousands)	2012	2011	2010

Current:
Federal tax expense	$2,298	$2,113	$6,634
State tax expense	1,278	572	2,004
Total current expense	3,576	2,685	8,638
Deferred :
Federal tax expense (benefit)	9,247	1,977	(4,639)
State tax expense (benefit)	912	992	(1,579)
Total deferred tax expense (benefit)	10,159	2,969	(6,218)
Decrease in valuation allowance	(136)	—	—
Total income tax expense	$13,599	$5,654	$2,420

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate

Statutory tax rate	16,375	35.0%	8,051	35.0%	5,612	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1,715	3.7	1,017	4.4	276	1.7
Tax exempt income - investments, net	(2,187)	(4.7)	(2,222)	(9.7)	(2,222)	(13.9)
Bank-owned life insurance	(950)	(2.0)	(804)	(3.5)	(455)	(2.8)
Disallowed merger costs	523	1.1	572	2.5	132	0.8
Gain on Rome and Legacy	—	—	(736)	(3.2)	—	—
Non-deductible goodwill on branch divestiture	419	0.9	1,622	7.1	—	—
Tax credits, net of basis reduction	(1,148)	(2.5)	(1,688)	(7.3)	(948)	(5.9)
Reduction in valuation allowance	(428)	(0.9)	—	—	—	—
Other, net	(720)	(1.5)	(158)	(0.7)	25	0.2

Effective tax rate	13,599	29.1%	5,654	24.6%	2,420	15.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Liabilities and Assets

As of December 31, 2012 and 2011, significant components of the Company’s deferred tax assets and liabilities were, as follows:

(In thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$16,971	$17,439
Investments	(1,174)	209
Investment tax credits	8,537	8,612
Net unrealized loss on swaps and securities available for sale in OCI	2,549	3,510
Employee benefit plans	5,201	2,776
Purchase accounting adjustments	27,900	12,178
Net operating loss and capital loss carryforwards	9,216	6,125
Other	3,554	1,609
Deferred tax assets, net before valuation allowances	72,754	52,458
Valuation allowance	(2,749)	(2,140)
Deferred tax assets, net of valuation allowances	$70,005	$50,318

Deferred tax liabilities:
Bonus depreciation on premises and equipment	$(3,172)	$(1,186)
Intangible amortization	(9,104)	(8,388)
Deferred tax liabilities	$(12,276)	$(9,574)
Deferred tax assets, net	$57,729	$40,744

Net deferred tax assets increased during 2012 by $19.1 million, $8.5 million, and $437 thousand due to the acquisitions of Beacon, CBT, and Greenpark, respectively.  Refer to Note 3 for more information about those acquisitions.  Net deferred tax assets in 2011 included $19.8 million, and $2.8 million in net deferred assets from the acquisitions of Legacy Bancorp, Inc., and Rome Bancorp, Inc., respectively.  Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

In 2012, the Company recorded a net increase in its valuation allowance of $609 thousand.   The net increase includes a $745 thousand increase for a state net operating loss (NOL) carry-forward, net of federal impact, which was recorded in connection with the CBT acquisition.  That valuation allowance is based on management’s assessment that it is more likely than not that the Company will be unable to utilize the NOL carry-forwards to offset future taxable earnings in the state of Connecticut.  The valuation allowance was recorded in accordance with the guidance for business combinations as an increase to goodwill.

The 2012 valuation allowance was also increased by $292 thousand, net of federal impact, due to management’s assessment that it is more likely than not that certain deferred tax assets recorded for the difference between the book basis and the Massachusetts state tax basis in certain tax credit limited partnership investments will not be realized.  Management anticipates that the excess state tax basis will be realized as a capital loss upon disposition, and that it is unlikely that the Company will have capital gains against which to offset such capital losses.

Additionally, the 2012 valuation allowance also includes a $428 thousand decrease associated with a partial release of a $2.1 million valuation allowance against a federal capital loss carry-forward that was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded in connection with the Company’s acquisition of Legacy Bancorp, Inc. during 2011.  The release is due to having more capital gains against which to offset the capital loss carry-forward during 2012 than were expected at the time of the acquisition.  The reduction in the valuation allowance was recorded in accordance with the applicable guidance for income taxes as a decrease to the provision for income taxes.

The valuation allowances as of December 31, 2012 are subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

Tax Attributes

At December 31, 2012, the Company had net operating loss carryforwards of $20.7 million that expire beginning in 2031, capital loss carryforwards of $4.9 million that expire beginning in 2016, general business tax credit carryforwards of $5.6 million that expire beginning in 2027, and alternative minimum tax credit carryforwards of $2.9 million that do not expire.

Unrecognized Tax Benefits

On a periodic basis, the Company evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of taxing authorities’ current examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions.

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010:

(In thousands)	2012	2011	2010

Unrecognized tax benefits at January 1	$774	$—	$—
Increase in gross amounts of tax positions related to prior years	173	774	—
Decrease in gross amounts of tax positions related to prior years	(140)	—	—
Increase in gross amounts of tax positions related to current year	50	—	—
Decrease due to settlement with taxing authority	(240)	—	—
Decrease due to lapse in statute of limitations	(125)	—	—
Unrecognized tax benefits at December 31	$492	$774	$—

As of December 31, 2012, the Company had $492 thousand of unrecognized Federal and state tax benefits that would have impacted the effective tax rate if recognized.  The Company classifies interest and penalties, if any, related to the liability for unrecognized tax benefits as a component of the provision for income taxes.  Accruals for interest and penalties were not material in 2012 and 2011.

The Company’s income tax returns, including the tax histories acquired through business combinations, remain subject to examination by the Federal Internal Revenue Service for tax years from 2010 forward, and for tax years 2009 forward by the tax authorities of Massachusetts, New York, and Connecticut.

16.                               DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2012, the Company held derivatives with a total notional amount of $1.3 billion.  That amount included $270 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $759.8 million and $282.8 million, respectively, which are not designated as accounting hedges.  Economic hedges included interest rate swaps totaling $424.3 million, and $335.5 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2012.

The Company pledged collateral to derivative counterparties in the form of cash totaling $5.9 million and securities with an amortized cost of $36 million and a fair value of $36.7 million at year-end 2012. The Company does not typically require its Commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps and Derivatives Association (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2012, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)

Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$115,000	1.6	0.35%	3.47%	$(4,608)
Forward-starting interest rate swaps on FHLBB borrowings	140,000	5.4		2.37%	(5,810)
Interest rate swaps on junior subordinated debentures	15,000	1.4	2.16%	5.54%	(704)
Total cash flow hedges	270,000				(11,122)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,609	16.9	0.58%	5.09%	(3,473)
Interest rate swaps on loans with commercial loan customers	205,319	5.1	2.54%	5.28%	(15,219)
Reverse interest rate swaps on loans with commercial loan customers	205,319	5.1	5.28%	0.11%	14,746
Forward Commitments	335,548	0.1			(1,336)
Total economic hedges	759,795				(5,282)

Non-hedging derivatives:
Interest Rate Lock Commitments	282,752	0.2			6,258
Total non-hedging derivatives	282,752				6,258

Total	$1,312,547				$(10,146)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at year-end 2011 follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$105,000	1.7	0.49%	4.00%	$(5,888)
Forward-starting interest rate swaps on FHLBB borrowings	80,000	3.5	—	2.56%	(2,064)
Interest rate swaps on junior subordinated debentures	15,000	2.4	2.35%	5.54%	(1,055)
Total cash flow hedges	200,000				(9,007)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	14,096	17.9	0.64%	5.09%	(3,505)
Interest rate swaps on loans with commercial loan customers	160,389	5.6	2.73%	5.77%	(14,351)
Reverse interest rate swaps on loans with commercial loan customers	160,389	5.6	5.77%	2.73%	13,871
Forward commitments	21,538	0.2			55
Total economic hedges	356,412				(3,930)

Non-hedging derivatives:
Interest rate lock commitments	21,538	0.2			(66)
Total non-hedging derivatives	21,538				(66)

Total	$577,950				$(13,003)

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

The Company has entered into several interest rate swaps with an aggregate notional amount of $115 million to convert the LIBOR based floating interest rates on a $115 million portfolio of FHLBB advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.

The Company has also entered into thirteen forward-starting interest rate swaps with a combined notional value of $140 million as of year-end 2012. These swaps become effective between the first quarter of 2013 and the third quarter of 2015.  By mid-year in 2013 four of these swaps will become effective, two in each quarter with durations of one to five years.  The year 2014 will bring on the majority of the thirteen swaps with seven swaps coming onto the balance sheet, with durations ranging from three to five years.  The final two forward starting swaps will become effective in 2015 with a duration of four and seven years respectively.  This hedge strategy converts the LIBOR based rate of interest on certain FHLBB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

The Company has entered into an interest rate swap with a notional value of $15 million to convert the floating rate of interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures.  Amounts included in the Consolidated Statements of Income and in the other comprehensive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2012	2011

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(2,465)	$212

Reclassification of unrealized loss from accumulated other comprehensive loss to non-interest income for hedge ineffectiveness	42	42

Reclassification of realized gain from accumulated other comprehensive loss to other non-interest income for termination of swaps	942	942

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(324)	(391)

Net tax benefit on items recognized in accumulated other comprehensive loss	846	(114)

Interest rate swaps on junior subordinated debentures:
Unrealized gain recognized in accumulated other comprehensive loss	351	87

Net tax expense on items recognized in accumulated other comprehensive loss	(157)	(37)
Other comprehensive (loss) income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(765)	$741

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$4,476	$4,870
Net interest expense recognized in interest expense on junior subordinated debentures	$490	$516

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the years ended 2012 and 2011.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.1 million will be reclassified as an increase to interest expense.

Economic hedges

The Company has an interest rate swap with a $13.6 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09% in exchange for a LIBOR-based floating rate. The interest rate swap is currently held within the Company’s trading portfolio under the fair value option. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $437 thousand at year-end 2012.  The interest income and expense on these mirror image swaps exactly offset each other.

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

The Company may sell to-be-announced mortgage-backed securities to hedge the changes in fair value of interest rate lock commitments and held for sale loans, which do not have corresponding best efforts or mandatory delivery contracts.  These security sales transactions are closed once mandatory contracts are written.  On the closing date the price of the security is locked-in, and the sale is paired-off with a purchase of the same security.  Settlement of the security purchase/sale transaction is done with cash on a net-basis.

Non-hedging derivatives

The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance.  Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.  The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in noninterest income in the Company’s consolidated statements of income.  Changes in the fair value of IRLCs subsequent to inception are based on changes in the fair value of the underlying loan.  Such changes result from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, affected primarily by changes in interest rates and the passage of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2012	2011

Economic hedges
Interest rate swap on industrial revenue bond:

Unrealized (loss) recognized in other non-interest income	$(660)	$(727)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	3,053	6,977

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(3,053)	(6,977)

(Unfavorable) favorable change in credit valuation adjustment recognized in other non-interest income	43	(512)

Forward Commitments:
Unrealized loss recognized in other non-interest income	(1,336)	(358)
Realized loss in other non-interest income	(7,495)	—

Non-hedging derivatives
Interest rate lock commitments:
Unrealized gain recognized in other non-interest income	6,258	311
Realized gain in other non-interest income	$14,429	$—

17.                     OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

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

A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at year-end:

(In thousands)	2012	2011

Commitments to originate new loans	$50,218	$26,184
Unused funds on commercial and other lines of credit	339,738	229,084
Unadvanced funds on home equity lines of credit	255,340	225,315
Unadvanced funds on construction and real estate loans	98,945	163,135
Standby letters of credit	28,339	32,622
Lease obligation	12,641	—
Total	$785,221	$676,340

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2012.

Operating Lease Commitments. Future minimum rental payments required under operating leases at year-end 2012 are as follows: 2013— $6.5 million; 2014 — $6.6 million; 2015 — $6.7 million; 2016 — $6.7 million; 2017 - $7.2 million and all years thereafter — $103.8 million. The leases contain options to extend for periods up to eighteen years. The cost of such rental options is not included above. Total rent expense for the years 2012, 2011, and 2010 amounted to $4.7 million, $3.2 million, and $3.2 million, respectively.

Lease Obligations. Future obligations required under the capital lease at year-end 2012 are $754 thousand in 2013; $753 thousand in 2014; $751 thousand in 2015; $715 thousand in 2016; $680 thousand in 2017; and $8.1 million all years thereafter.  Amortization under the capital lease is included with premises and equipment depreciation and amortization expense.

Future obligations required under the financing lease at year-end 2012 are $80 thousand in 2013; $80 thousand in 2014; $80 thousand in 2015; $80 thousand in 2016; $81 thousand in 2017; and $1.9 million all years thereafter.  Amortization under the financing lease is included with premises and equipment depreciation and amortization expense.

Employment and Change in Control Agreements. The Company and the Bank have entered into a three-year employment agreement with one senior executive.  The Company and the Bank also have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at year-end 2012 will have no material effect on the Company’s financial statements.

18.                     STOCKHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if imposed, could have a direct material impact on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.   The Company, as a savings and loan holding company, has no specific quantitative capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2012 and 2011, the Bank met the capital adequacy requirements.  Regulators may set higher expected capital requirements in some cases based on their examinations.

As of year-end 2012 and 2011, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual and required capital amounts were as follows:

					Minimum to be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012
Total capital to risk-weighted assets	$456,314	11.79%	$309,684	8.00%	$387,105	10.00%
Tier 1 capital to risk-weighted assets	387,548	10.01	154,842	4.00	232,263	6.00
Tier 1 capital to average assets	387,548	7.46	207,874	4.00	259,842	5.00

December 31, 2011
Total capital to risk-weighted assets	$347,187	11.29%	$246,014	8.00%	$307,517	10.00%
Tier 1 capital to risk-weighted assets	314,320	10.22	123,022	4.00	184,532	6.00
Tier 1 capital to average assets	314,320	8.41	149,498	4.00	186,873	5.00

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	2012	2011
Total stockholders’ equity per consolidated financial statements	$667,265	$551,808

Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	(5,172)	(34,117)
Net unrealized gain on available for sale securities	(6,712)	(3,960)
Net unrealized loss on cash flow hedges	9,263	7,549
Disallowed goodwill and other intangible assets	(248,586)	(198,715)
Disallowed deferred taxes	(28,510)	(8,245)
Total Bank Tier 1 Capital	387,548	314,320

Adjustments for total capital:
Qualifying subordinated dbet	35,000	—
Includible allowances for loan losses	33,299	32,519
Net unrealized loss (gain) on available for sale securities includible in Tier 2 capital	467	348
Total Bank capital per regulatory reporting	$456,314	$347,187

Common stock

The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year. The total of all dividends shall not exceed the Bank’s net income for the current year (as defined by statute), plus the Bank’s net income retained for the two previous years, without regulatory approval.  Dividends from the Bank are an important source of funds to the Company to make dividend payments on its common and preferred stock, to make payments on its borrowings, and for its other cash needs.  The ability of the Company and the Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements.  The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies relating to capital, safety and soundness, and other regulatory concerns.

The payment of dividends by the Company is subject to Delaware law, which generally limits dividends to an amount equal to an excess of the net assets of a company (the amount by which total assets exceed total liabilities) over statutory capital, or if there is no excess, to the Company’s net profits for the current and/or immediately preceding fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other comprehensive (loss) income

Year-end components of accumulated other comprehensive loss are as follows:

(In thousands)	2012	2011
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding gain (loss) on AFS securities	$10,719	$6,299
Net loss on effective cash flow hedging derivatives	(10,955)	(8,882)
Net loss on terminated swap	(4,179)	(5,121)
Net unrealized holding gain (loss) on pension plans	(1,265)	(1,130)

Income taxes related to items of accumulated other comprehensive (loss)/income:
Net unrealized holding gain (loss) on AFS securities	(4,007)	(2,339)
Net loss on effective cash flow hedging derivatives	4,397	3,708
Net loss on terminated swap	1,801	2,125
Net unrealized holding gain (loss) on pension plans	510	455
Accumulated other comprehensive loss	$(2,979)	$(4,885)

Earnings Per Common Share

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

Earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010

Net income from continuing operations	$33,825	$16,434	$13,615
(Loss) income from discontinued operations before income taxes (including gain on disposal of $4,962)	(261)	4,684	—
Income tax expense	376	3,770	—
Net (loss) income from discontinued operations	(637)	914	—
Net income	$33,188	$17,348	$13,615

Average number of common shares issued	24,081	19,812	15,849
Less: average number of treasury shares	1,626	1,741	1,818
Less: average number of unvested stock award shares	254	186	169
Average number of basic common shares outstanding	22,201	17,885	13,862
Plus: dilutive effect of unvested stock award shares	41	—	25
Plus: dilutive effect of stock options outstanding	87	67	9
Average number of diluted common shares outstanding	22,329	17,952	13,896

Basic and diluted earnings per share:
Continuing Operations	$1.52	$0.92	$0.98
Discontinued Operations	$(0.03)	$0.05	$—

For the year ended 2012, 600 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the year ended 2011, 394 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the year ended 2010, 301 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

19.                     STOCK-BASED COMPENSATION PLANS

The 2011 Equity Compensation Plan (the “Plan”) permits the granting of a combination of Restricted stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.4 million shares was authorized under the Plan.  Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted.  As of year-end 2012, the Company had the ability to grant approximately 908 thousand shares under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2011	216	$19.88	409	$25.39
Granted	108	23.76	—	—
Acquired	—	—	552	10.26
Stock options exercised	—	—	(254)	11.97
Stock awards vested	(72)	19.41	—	—
Forfeited	(8)	21.38	—	—
Expired	—	—	(19)	22.83
Balance, December 31, 2012	244	$21.69	688	$18.13
Exercisable options, December 31, 2012			570	$19.31

Stock Awards

The total compensation cost for stock awards recognized as expense was $2.0 million, $1.5 million, and $1.6 million, in the years 2012, 2011, and 2010, respectively. The total recognized tax benefit associated with this compensation cost was $0.8 million, $0.6 million, and $0.6 million, respectively.

The weighted average fair value of stock awards granted was $23.76, $20.88, and $16.76 in 2012, 2011, and 2010, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.

The total fair value of stock awards vested during 2012, 2011, and 2010 was $1.4 million, $1.3 million, and $913 thousand, respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $3.1 million as of year-end 2012. This amount is expected to be recognized over a weighted average period of two years.

Option Awards

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2012, the weighted average remaining contractual term for options outstanding is 4.96 years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company acquired options in the Beacon transaction as discussed in Note 3 — Mergers & Acquisitions but did not grant additional options in 2012, 2011, or 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised was $2.7 million, $98 thousand, and $198 thousand for the years 2012, 2011, and 2010, respectively.  The expense pertaining to options vesting in the years 2012, 2011, and 2010 was $240 thousand, $0, and $53 thousand, respectively.  The unrecognized stock-based compensation expense related to unvested stock options was $909 thousand as of year-end 2012. This amount is expected to be recognized over a weighted average period of one year.

20.                     FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements of Financial Instruments

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	2012
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Trading account security	$—	$—	$16,893	$16,893
Available-for-sale securities:
Municipal bonds and obligations	—	84,757	—	84,757
Government guaranteed residential mortgage-backed securities	—	43,091	—	43,091
Government-sponsored residential mortgage-backed securities	—	278,593	—	278,593
Corporate bonds	—	10,007	—	10,007
Trust preferred securities	—	20,072	885	20,957
Other bonds and obligations	—	3,472	—	3,472
Marketable equity securities	25,291	—	—	25,291
Loans Held for Sale	—	85,368	—	85,368
Derivative assets (1)	—	14,746	6,258	21,004
Derivative liabilities (2)	282	29,818	1,055	31,155

(1) Total fair value excludes the $1.3 million of unrealized losses on forward commitments presented under other assets on the consolidated balance sheet.

(2) Total fair value includes the $1.3 million of unrealized losses on forward commitments presented under other assets on the consolidated balance sheet.

	2011
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Trading account security	$—	$—	$17,395	$17,395
Available-for-sale securities:
Municipal bonds and obligations	—	77,854	—	77,854
Government guaranteed residential mortgage-backed securities	—	45,096	—	45,096
Government-sponsored residential mortgage-backed securities	—	247,611	—	247,611
Corporate bonds	—	9,727	—	9,727
Trust preferred securities	—	17,271	544	17,815
Other bonds and obligations	—	644	—	644
Marketable equity securities	21,009	—	—	21,009
Derivative assets	—	13,926	—	13,926
Derivative liabilities	—	26,864	66	26,930

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

December 31, 2012 (In thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Loans Held for Sale	$85,368	$82,560	$2,808

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of year-end 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Forward Commitments. The Company utilizes forward commitments as economic hedges against potential changes in the values of the IRLCs and loans held for sale.  To be announced (TBA) mortgage-backed securities forward commitment sales are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets.  The fair values of the Company’s best efforts and mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable, however; costs to originate and closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are considered factors that are not observable.  As such, best efforts and mandatory forward commitments are classified as Level 3 measurements.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2012 and 2011.

	Assets			Liabilities
(In thousands)	Trading Account Security	Securities Available for Sale	Interest Rate Lock Commitments	Forward Commitments

Balance as of December 31, 2010	$16,155	$1,695	$—	$—

Unrealized gain recognized in other non-interest income	1,704	—	—	—
Unrealized gain included in accumulated other comprehensive loss	—	326	—	—
Amortization of trading account security	(464)	—	—	—
Transfer out of Level 3	—	(1,477)	—	—
Balance as of December 31, 2011	$17,395	$544	$—	$—

Greenpark Acquisition	—	—	2,126	1,055
Unrealized (loss) gain, net recognized in other non-interest income	(16)	—	20,687	—
Unrealized gain included in accumulated other comprehensive loss	—	341	—	—
Paydown of trading account security	(486)	—	—	—
Transfers to held for sale loans	—	—	(16,555)	—
Balance as of December 31, 2012	$16,893	$885	$6,258	$1,055

Unrealized gains (losses) relating to instruments still held at December 31, 2012	$3,284	$(1,717)	$6,258	$1,055
Unrealized gains (losses) relating to instruments still held at December 31, 2011	$3,299	$(2,055)	$—	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Fair Value December 31, 2012	Valuation Techniques	Unobservable Inputs	Significant Unobservable Input Value
Assets
Trading Account Security	$16,893	Discounted Cash Flow	Discount Rate	2.08%

Interest Rate Lock Commitment	6,258	Historical Trend	Closing Ratio	93.04%
		Pricing Model	Origination Costs	2,500

Total Assets	$23,151

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.  There are no liabilities measured on a non-recurring basis.

	December 31, 2012	Year ended December 31, 2012
(In thousands)	Level 3 Inputs	Total Losses
Assets
Impaired loans	$6,104	$6,216
Other real estate owned	1,929	46
Capitalized mortgage servicing rights	3,198	596

Total Assets	$11,231	$6,858

	December 31, 2011	Year ended December 31, 2011
(In thousands)	Level 3 Inputs	Total Losses
Assets
Impaired loans	$11,155	$5,348
Other real estate owned	1,900	1,950
Capitalized mortgage servicing rights	3,067	—

Total Assets	$16,122	$7,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets are, as follows:

(in thousands)	Fair Value Decemeber 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$6,104	Fair value of collateral	Loss severity	5.24% to 100.0% (42.79%)
			Appraised value	$15.7 to $1,584.0 ($863.8)

Capitaized mortgage servicing rights	3,198	Discounted cash flow	Constant prepayment rate (CPR)	13.25% to 26.02% (18.41%)
			Discount rate	11.00% to 15.50% (11.14%)

Other real estate owned	1,929	Fair value of collateral	Appraised value	$0 to $1,000.0 ($457.1)

Total Assets	$11,231

(a)    Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2012 and 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2012					December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value

Financial Assets

Cash and cash equivalents	$63,382	$63,382	$63,382	$—	$—	$75,359	$75,359
Trading security	16,893	16,893	—	—	16,893	17,395	17,395
Securities available for sale	466,169	466,169	25,291	439,993	885	419,756	419,756
Securities held to maturity	51,024	51,024	—	—	51,024	58,912	60,395
Restricted equity securities	39,785	39,785	—	39,785	—	37,118	37,118
Net loans	3,955,446	4,004,259	—	—	4,004,259	2,924,126	2,990,173
Loans held for sale	85,368	85,368	—	85,368	—	1,455	1,455
Accrued interest receivable	14,731	14,731	—	14,731	—	11,350	11,350
Cash surrender value of bank-owned life insurance policies	88,198	88,198	—	88,198	—	75,009	75,009
Derivative assets (1)	21,004	21,004	—	14,746	6,258	13,926	13,926

Financial Liabilities

Total deposits	$4,104,402	$4,116,999	$—	$4,116,999	$—	$3,101,175	$3,104,204
Short-term debt	163,150	163,150	—	163,150	—	10,000	10,000
Long-term Federal Home Loan Bank advances	195,321	199,420	—	199,420	—	211,938	215,008
Subordinated notes	89,617	73,967	—	73,967	—	15,464	11,436
Derivative liabilities (2)	31,155	31,155	282	29,818	1,055	26,930	26,930

(1) Total fair value excludes the $1.3 million of unrealized losses on forward commitments presented under other assets on the consolidated balance sheet.

(2) Total fair value includes the $1.3 million of unrealized losses on forward commitments presented under other assets on the consolidated balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

21.          OPERATING SEGMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s operating segments is as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2012
Net interest income	$145,167	$—	$15,221	$(17,000)	$143,388
Provision for loan losses	9,590	—	—	—	9,590
Non-interest income	43,330	10,726	19,678	(19,678)	54,056
Non-interest expense	128,366	8,452	3,988	—	140,806
Income before income taxes	50,541	2,274	30,911	(36,678)	47,048
Income tax expense (benefit)	14,597	903	(2,277)	—	13,223
Net income from continuing operations	35,944	1,371	33,188	(36,678)	33,825
Income from discontinued operations before income taxes (including gain on disposal of $63)	(261)	—	—	—	(261)
Income tax expense	376	—	—	—	376
Net income from discontinued operations	(637)	—	—	—	(637)
Net income	$35,307	$1,371	$33,188	$(36,678)	$33,188

Average assets (in millions)	$5,006	$30	$559	$(392)	$5,203

(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2011
Net interest income	$107,348	$—	$3,372	$(4,200)	$106,520
Provision for loan losses	7,563	—	—	—	7,563
Non-interest income	24,716	11,087	16,067	(16,067)	35,803
Non-interest expense	103,571	8,752	4,119	—	116,442
Income before income taxes	20,930	2,335	15,320	(20,267)	18,318
Income tax expense (benefit)	2,932	980	(2,028)	—	1,884
Net income from continuing operations	17,998	1,355	17,348	(20,267)	16,434
Income from discontinued operations before income taxes (including gain on disposal of $4,962)	4,684	—	—	—	4,684
Income tax expense	3,770	—	—	—	3,770
Net income from discontinued operations	914	—	—	—	914
Net income	$18,912	$1,355	$17,348	$(20,267)	$17,348
			—
Average assets (in millions)	$3,447	$32	$435	$(433)	$3,481

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Year ended December 31, 2010
Net interest income	$77,802	$—	$(855)	$—	$76,947
Provision for loan losses	8,526	—	—	—	8,526
Non-interest income	18,560	11,193	14,966	(14,968)	29,751
Non-interest expense	71,327	9,385	1,426	(1)	82,137
Income before income taxes	16,509	1,808	12,685	(14,967)	16,035
Income tax expense (benefit)	2,608	743	(930)	(1)	2,420
Net income	$13,901	$1,065	$13,615	$(14,966)	$13,615

Average assets (in millions)	$2,704	$32	$361	$(359)	$2,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.       CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows Investment in subsidiaries at December 31, 2012 includes $35 million of intercompany subordinated notes.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2012	2011
Assets

Cash due from Berkshire Bank	$39,653	$15,913
Investment in subsidiaries	686,748	540,168
Other assets	43,447	12,610
Total assets	$769,848	$568,691

Liabilities and Stockholders’ Equity
Short term debt	$10,000	$—
Subordinated notes	89,617	15,464
Accrued expenses	2,966	1,419
Stockholders’ equity	667,265	551,808
Total liabilities and stockholders’ equity	$769,848	$568,691

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2012	2011	2010

Income:
Dividends from subsidiaries	17,000	$4,200	$—
Other	481	11	10
Total income	17,481	4,211	10
Interest expense	2,260	839	865
Operating expenses	3,988	4,119	1,426
Total expense	6,248	4,958	2,291
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiaries	11,233	(747)	(2,281)
Income tax benefit	(2,277)	(2,028)	(930)
Income (loss) before equity in undistributed income (loss) of subsidiaries	13,510	1,281	(1,351)
Equity in undistributed income (loss) of subsidiaries	19,678	16,067	14,966

Net income	$33,188	$17,348	$13,615

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011	2010

Cash flows from operating activities:
Net income	$33,188	$17,348	$13,615
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed income of subsidiaries	(36,678)	(20,267)	(14,966)
Other, net	1,897	76	679
Net cash used by operating activities	(1,593)	(2,843)	(672)

Cash flows from investing activities:
Acquisitions, net of cash paid	(64,230)	13,069	—
Purchase of securities	—	—	(225)
Other, net	1,000	—	—
Net cash (used) provided by investing activities	(63,230)	13,069	(225)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(1,580)
Proceeed from issuance of short term debt	10,000	—	—
Proceeed from issuance of long term debt	74,153	—	—
Net proceeds from reissuance of treasury stock	3,044	252	1,004
Dividend from subsidiary	17,000	4,200	—
Common stock cash dividends paid	(15,634)	(11,910)	(8,989)
Net cash provided (used) by financing activities	88,563	(7,458)	(9,565)

Net change in cash and cash equivalents	23,740	2,768	(10,462)

Cash and cash equivalents at beginning of year	15,913	13,145	23,607

Cash and cash equivalents at end of year	$39,653	$15,913	$13,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.       QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$51,488	$43,123	$42,656	$38,672	$39,028	$39,266	$32,053	$27,913
Interest expense	9,523	7,898	7,603	7,527	7,893	8,228	7,852	7,767
Net interest income	41,965	35,225	35,053	31,145	31,135	31,038	24,201	20,146
Non-interest income	17,653	14,313	12,288	9,802	8,825	10,674	8,170	8,134
Total revenue	59,618	49,538	47,341	40,947	39,960	41,712	32,371	28,280
Provision for loan losses	2,840	2,500	2,250	2,000	2,263	2,200	1,500	1,600
Non-interest expense	44,266	32,162	34,184	30,194	29,530	34,710	28,623	23,189
Income before income taxes	12,512	14,876	10,907	8,753	8,167	4,802	2,248	3,491
Income tax expense	3,183	4,847	2,921	2,272	609	405	371	656
Net income from continuing operations	9,329	10,029	7,986	6,481	7,558	4,397	1,877	2,835
(Loss) gain from discontinued operations, net of tax	—	—	—	(637)	919	(5)	—	—
Net income	$9,329	$10,029	$7,986	$5,844	$8,477	$4,392	$1,877	$2,835

Basic earnings per share:
Continuing operations	$0.39	$0.46	$0.37	$0.31	$0.36	$0.22	$0.11	$0.20
Discontinued operations	—	—	—	(0.03)	0.04	—	—	—
Total basic earnings per share	$0.39	$0.46	$0.37	$0.28	$0.40	$0.22	$0.11	$0.20

Diluted earnings per share:
Continuing operations	$0.38	$0.46	$0.37	$0.31	$0.36	$0.22	$0.11	$0.20
Discontinued operations	—	—	—	(0.03)	0.04	—	—	—
Total diluted earnings per share	$0.38	$0.46	$0.37	$0.28	$0.40	$0.22	$0.11	$0.20

Weighted average shares outstanding:
Basic	24,165	21,921	21,742	20,955	20,930	20,009	16,580	13,943
Diluted	24,396	22,031	21,806	21,062	21,043	20,105	16,601	13,981

A correction was identified in 2012 for the accounting treatment of lease agreements with contractual cost escalators, which was deemed to be immaterial in relation to quarterly results.  There has been no correction to quarterly results previously disclosed for 2011 and 2012.  The correction for fiscal year 2012 is included in fourth quarter 2012 financial results.  The correction for fiscal year 2011 is included in the consolidated statement of income, and therefore 2011 quarterly results shown in this note do not sum to 2011 fiscal year results.  As a result of the error, the Company’s net income was overstated by approximately $61 thousand each quarter in 2011.  Please see Note 2 - Revision to Financial Statements.

24.       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three years ended 2012, 2011, and 2010, respectively:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net interest income	143,388	106,520	76,947
Provision for loan losses	9,590	7,563	8,526
Net interest income after provision for loan losses	133,798	98,957	68,421
Total non-interest income	54,056	35,803	29,751
Total non-interest expense	140,806	116,442	82,137
Income from continuing operations before income taxes	47,048	18,318	16,035
Income tax expense	13,223	1,884	2,420
Net income from continuing operations	33,825	16,434	13,615
Income from discontinued operations before income taxes (including gain on disposals $4,962 in 2011 and $63 in 2012)	(261)	4,684	—
Income tax expense	376	3,770	—
Net income from discontinued operations	(637)	914	—
Net income	$33,188	$17,348	$13,615

25.       SUBSEQUENT EVENTS

On March 1, 2013, Berkshire Bank received approval from the Federal Deposit Insurance Corporation regarding the Consulting, Non-Competition, Non-Solicitation, Non-Disparagement, and Release Agreements (“Agreements”) for former executives of Beacon Federal. Under the Agreements, Berkshire Bank will pay a one-time fee of approximately $2.5 million in 2013.