Form 10-Q
period 2013-03-31
BERKSHIRE HILLS BANCORP INC
filed 2013-05-10
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Yes ☐  No ☒

The Registrant had 25,078,040 shares of common stock, par value $0.01 per share, outstanding as of May 7, 2013.

BERKSHIRE HILLS BANCORP, INC.

FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2013	2012
Assets
Cash and due from banks	$53,683	$63,382
Short-term investments	20,648	34,862
Total cash and cash equivalents	74,331	98,244

Trading security	16,485	16,893
Securities available for sale, at fair value	558,875	466,169
Securities held to maturity (fair values of $51,634 and $52,490)	50,472	51,024
Federal Home Loan Bank stock and other restricted securities	37,870	39,785
Total securities	663,702	573,871

Loans held for sale	72,348	85,368

Residential mortgages	1,234,616	1,324,251
Commercial mortgages	1,397,142	1,413,544
Commercial business loans	618,342	600,126
Consumer loans	638,972	650,733
Total loans	3,889,072	3,988,654
Less: Allowance for loan losses	(33,263)	(33,208)
Net loans	3,855,809	3,955,446

Premises and equipment, net	88,181	86,461
Other real estate owned	2,513	1,929
Goodwill	255,529	255,199
Other intangible assets	17,682	19,059
Cash surrender value of bank-owned life insurance policies	88,893	88,198
Deferred tax assets, net	56,581	57,729
Other assets	69,765	75,305
Total assets	$5,245,334	$5,296,809

Liabilities
Demand deposits	$656,706	$673,921
NOW deposits	374,721	379,880
Money market deposits	1,504,092	1,439,632
Savings deposits	451,959	436,387
Time deposits	1,113,113	1,170,589
Total deposits	4,100,591	4,100,409
Short-term debt	114,390	163,150
Long-term Federal Home Loan Bank advances	195,208	195,321
Subordinated notes	89,632	89,617
Total borrowings	399,230	448,088
Other liabilities	71,631	81,047
Total liabilities	4,571,452	4,629,544

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 26,525,466 shares issued and 25,254,448 shares outstanding in 2013; 26,525,466 shares issued and 25,148,522 shares outstanding in 2012)	265	265
Additional paid-in capital	585,452	585,360
Unearned compensation	(5,845)	(3,035)
Retained earnings	126,430	122,014
Accumulated other comprehensive loss	(1,671)	(2,979)
Treasury stock, at cost (1,271,018 shares in 2013 and 1,376,944 shares in 2012)	(30,749)	(34,360)
Total stockholders' equity	673,882	667,265
Total liabilities and stockholders' equity	$5,245,334	$5,296,809

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(In thousands, except per share data)	2013	2012
Interest and dividend income
Loans	$47,081	$35,051
Securities and other	3,800	3,621
Total interest and dividend income	50,881	38,672
Interest expense
Deposits	5,363	5,502
Borrowings and junior subordinated notes	3,581	2,025
Total interest expense	8,944	7,527
Net interest income	41,937	31,145
Non-interest income
Loan related fees	2,717	1,171
Deposit related fees	4,259	3,500
Mortgage banking fees	2,217	202
Insurance commissions and fees	2,997	2,746
Wealth management fees	2,264	1,900
Total fee income	14,454	9,519
Non-recurring gain	—	42
Other	344	241
Total non-interest income	14,798	9,802
Total net revenue	56,735	40,947
Provision for loan losses	2,400	2,000
Non-interest expense
Compensation and benefits	17,741	13,589
Occupancy and equipment	5,768	4,395
Technology and communications	2,991	1,958
Marketing and promotion	638	351
Professional services	1,490	1,365
FDIC premiums and assessments	828	681
Other real estate owned and foreclosures	23	179
Amortization of intangible assets	1,377	1,311
Merger and conversion related expenses	5,064	4,223
Other	3,563	2,142
Total non-interest expense	39,483	30,194

Income from continuing operations before income taxes	14,852	8,753
Income tax expense	4,387	2,272
Net income from continuing operations	10,465	6,481
Loss from discontinued operations before income taxes
(including gain on disposal of $63 in 2012)	—	(261)
Income tax expense	—	376
Net loss from discontinued operations	—	(637)
Net income	$10,465	$5,844

Basic and diluted earnings per share:
Continuing operations	$0.42	$0.31
Discontinued operations	—	(0.03)
Total basic and diluted earnings per share	$0.42	$0.28

Weighted average common shares outstanding:
Basic	24,948	20,955
Diluted	25,143	21,062

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(In thousands)	2013	2012

Net income	$10,465	$5,844
Other comprehensive income, before tax:
Changes in unrealized gains and losses on securities available-for-sale	733	1,293
Changes in unrealized gains and losses on derivative hedges	1,442	284
Changes in unrealized gains and losses on terminated swaps	236	235
Income taxes related to other comprehensive income:
Changes in unrealized gains and losses on securities available-for-sale	(320)	(515)
Changes in unrealized gains and losses on derivative hedges	(575)	(206)
Changes in unrealized gains and losses on terminated swaps	(208)	(98)
Total other comprehensive income	1,308	993
Total comprehensive income	$11,773	$6,837

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		other
	Common stock		paid-in	compen-	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	sation	earnings	loss	stock	Total

Balance at December 31, 2011	21,148	$229	$494,304	$(2,790)	$109,477	$(4,885)	$(42,970)	$553,365

Comprehensive income:
Net income	—	—	—	—	5,844	—	—	5,844
Other comprehensive income	—	—	—	—	—	993	—	993
Total comprehensive income								6,837
Cash dividends declared ($0.17 per share)	—	—	—	—	(3,603)	—	—	(3,603)
Forfeited shares	(6)	—	11	119	—	—	(130)	—
Exercise of stock options	1	—	—	—	(6)	—	22	16
Restricted stock grants	60	—	(134)	(1,380)	—	—	1,514	—
Stock-based compensation	—	—	—	466	—	—	—	466
Net tax benefit related to stock-based compensation	—	—	18	—	—	—	—	18
Other, net	(11)	—	—	—	—	—	(265)	(265)

Balance at March 31, 2012	21,192	$229	$494,199	$(3,585)	$111,712	$(3,892)	$(41,829)	$556,834

Balance at December 31, 2012	25,148	$265	$585,360	$(3,035)	$122,014	$(2,979)	$(34,360)	$667,265

Comprehensive income:
Net income	—	—	—	—	10,465	—	—	10,465
Other comprehensive income	—	—	—	—	—	1,308	—	1,308
Total comprehensive income								11,773
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,561)	—	—	(4,561)
Treasury stock purchased	(98)	—	—	—	—	—	(2,434)	(2,434)
Forfeited shares	(4)	—	8	90	—	—	(98)	—
Exercise of stock options	118	—	—	—	(1,488)	—	3,315	1,827
Restricted stock grants	146	—	(691)	(3,485)	—	—	4,176	—
Stock-based compensation	—	—	296	585	—	—	—	881
Net tax benefit related to stock-based compensation	—	—	479	—	—	—	—	479
Other, net	(56)	—	—	—	—	—	(1,348)	(1,348)

Balance at March 31, 2013	25,254	$265	$585,452	$(5,845)	$126,430	$(1,671)	$(30,749)	$673,882

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$10,465	$5,844
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,400	2,000
Net amortization of securities	354	488
Change in unamortized net loan costs and premiums	(511)	(135)
Premises and equipment depreciation and amortization expense	1,725	1,441
Stock-based compensation expense	881	466
Accretion of purchase accounting entries	(4,659)	(1,248)
Amortization of other intangibles	1,377	1,311
Excess tax loss from stock-based payment arrangements	(479)	(18)
Income from cash surrender value of bank-owned life insurance policies	(695)	(643)
Gain on sales of securities, net	(1)	(41)
Net (increase) decrease in loans held for sale	13,020	1,455
Loss on disposition of assets	1,596	1,527
(Gain) loss on sale of real estate	(115)	40
Net change in other	(3,072)	792
Net cash provided by operating activities	22,286	13,279

Cash flows from investing activities:
Net decrease in trading security	128	120
Proceeds from sales of securities available for sale	—	3,040
Proceeds from maturities, calls and prepayments of securities available for sale	37,481	23,190
Purchases of securities available for sale	(129,806)	(29,208)
Proceeds from maturities, calls and prepayments of securities held to maturity	882	1,436
Purchases of securities held to maturity	(329)	(2,057)
Net change in loans	100,676	(83,636)
Net cash used for Divestiture	—	(48,890)
Proceeds from sale of Federal Home Loan Bank stock	1,915	1,836
Purchase of premises and equipment, net	(5,094)	(4,468)
Proceeds from sale of other real estate	449	1,671
Net cash provided by (used in) investing activities	6,302	(136,966)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Three months ended March 31,
(In thousands)	2013	2012

Cash flows from financing activities:
Net increase in deposits	1,049	82,475
Proceeds from Federal Home Loan Bank advances and other borrowings	90,015	44,360
Repayments of Federal Home Loan Bank advances and other borrowings	(138,873)	(30,058)
Net proceeds from reissuance of treasury stock	—	16
Purchase of treasury stock	(2,434)	—
Exercise of stock options	1,827	—
Excess tax loss from stock-based payment arrangements	479	18
Common stock cash dividends paid	(4,564)	(3,603)
Net cash (used in) provided by financing activities	(52,501)	93,208

Net change in cash and cash equivalents	(23,913)	(30,479)

Cash and cash equivalents at beginning of year	98,244	75,782

Cash and cash equivalents at end of year	$74,331	$45,303

Supplemental cash flow information:
Interest paid on deposits	$5,330	$5,539
Interest paid on borrowed funds	3,440	2,025
Income taxes paid, net	638	1,233

Acquisition of non-cash assets and liabilities:
Liabilities assumed	(330)	—

Other non-cash changes:
Other net comprehensive income	1,308	993
Real estate owned acquired in settlement of loans	918	250

The accompanying notes are an integral part of these consolidated financial statements.

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for Berkshire Bancorp, Inc. (“the Company”) previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Out of Period Adjustment

During the three months ended March 31, 2013, the Company recorded a correction of an immaterial error that increased net income by $0.4 million. The amount represents a correction to tax-related over-accruals that occurred in the fourth quarter of 2012.  After evaluating the quantitative and qualitative aspects of these adjustments, the Company concluded that its prior year financial statements were not materially misstated and, therefore, no restatement was required.

NOTE 2.               RECENT ACCOUNTING PRONOUNCEMENTS

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The provisions of ASU No. 2013-01 limits the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption had no impact on the Company’s consolidated statements of income and condition. See Note 12 to the Consolidated Financial Statements for the disclosures required by ASU No. 2011-11 and ASU No. 2013-01.

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information.  The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company provided these required disclosures in the notes to the Consolidated Financial Statements, the adoption of ASU No. 2013-02 had no impact on the Company’s consolidated statements of income and condition. See Note 8 to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

NOTE 3.               TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $13.5 million and $13.6 million, and a fair value of $16.5 million and $16.9 million, at March 31, 2013 and December 31, 2012, respectively. As discussed further in Note 12 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at March 31, 2013.

NOTE 4. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Securities available for sale
Debt securities:
Municipal bonds and obligations	$80,897	$4,784	$(222)	$85,459
Government guaranteed residential mortgage-backed securities	42,968	707	(35)	43,640
Government-sponsored residential mortgage-backed securities	336,894	2,666	(255)	339,305
Corporate bonds	36,042	248	(74)	36,216
Trust preferred securities	18,713	1,537	(1,873)	18,377
Other bonds and obligations	3,374	9	(1)	3,382
Total debt securities	518,888	9,951	(2,460)	526,379
Equity securities:
Marketable equity securities	28,536	4,120	(160)	32,496
Total securities available for sale	547,424	14,071	(2,620)	558,875

Securities held to maturity
Municipal bonds and obligations	8,289	—	—	8,289
Government-sponsored residential mortgage-backed securities	75	7	—	82
Tax advantaged economic development bonds	41,331	1,615	(460)	42,486
Other bonds and obligations	777	—	—	777
Total securities held to maturity	50,472	1,622	(460)	51,634

Total	$597,896	$15,693	$(3,080)	$610,509

December 31, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$79,498	$5,359	$(100)	$84,757
Government guaranteed residential mortgage-backed securities	42,305	805	(18)	43,092
Government-sponsored residential mortgage-backed securities	275,940	2,732	(79)	278,593
Corporate bonds	9,998	117	(108)	10,007
Trust preferred securities	21,784	1,089	(1,916)	20,957
Other bonds and obligations	3,459	17	(4)	3,472
Total debt securities	432,984	10,119	(2,225)	440,878

Marketable equity securities	22,467	3,187	(363)	25,291
Total securities available for sale	455,451	13,306	(2,588)	466,169

Securities held to maturity
Municipal bonds and obligations	8,295	—	—	8,295
Government-sponsored residential mortgage-backed securities	76	7	—	83
Tax advantaged economic development bonds	41,678	1,837	(378)	43,137
Other bonds and obligations	975	—	—	975
Total securities held to maturity	51,024	1,844	(378)	52,490

Total	$506,475	$15,150	$(2,966)	$518,659

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at March 31, 2013 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$100	$100	$4,500	$4,500
Over 1 year to 5 years	9,922	10,048	4,208	4,259
Over 5 years to 10 years	46,876	47,729	25,382	26,252
Over 10 years	82,128	85,557	16,307	16,541
Total bonds and obligations	139,026	143,434	50,397	51,552

Marketable equity securities	28,536	32,496	—	—
Residential mortgage-backed securities	379,862	382,945	75	82

Total	$547,424	$558,875	$50,472	$51,634

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2013

Securities available for sale
Debt securities:
Municipal bonds and obligations	$222	$9,308	$—	$—	$222	$9,308
Government-guaranteed residential mortgage-backed securities	35	5,355	—	—	35	5,355
Government-sponsored residential mortgage-backed securities	255	91,375	—	—	255	91,375
Corporate bonds	73	15,859	1	5,000	74	20,859
Trust preferred securities	1	1,545	1,872	1,728	1,873	3,273
Other bonds and obligations	1	1,986	—	—	1	1,986
Total debt securities	587	125,428	1,873	6,728	2,460	132,156

Marketable equity securities	18	1,713	142	1,858	160	3,571
Total securities available for sale	605	127,141	2,015	8,586	2,620	135,727

Securities held to maturity
Tax advantaged economic development bonds	460	7,987	—	—	460	7,987
Total securities held to maturity	460	7,987	—	—	460	7,987

Total	$1,065	$135,128	$2,015	$8,586	$3,080	$143,714

December 31, 2012

Securities available for sale
Debt securities:
Municipal bonds and obligations	$100	$4,140	$—	$—	$100	$4,140
Government guaranteed residential mortgage-backed securities	18	5,108	—	—	18	5,108
Government-sponsored residential mortgage-backed securities	69	31,433	10	5,366	79	36,799
Corporate bonds	—	—	108	6,892	108	6,892
Trust preferred securities	1	2,754	1,915	1,686	1,916	4,440
Other bonds and obligations	4	2,055	—	—	4	2,055
Total debt securities	192	45,490	2,033	13,944	2,225	59,434

Marketable equity securities	90	1,410	273	1,727	363	3,137
Total securities available for sale	$282	$46,900	$2,306	$15,671	$2,588	$62,571

Securities held to maturity
Tax advantaged economic development bonds	378	8,129	—	—	378	8,129
Total securities held to maturity	378	8,129	—	—	378	8,129

Total	$660	$55,029	$2,306	$15,671	$2,966	$70,700

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2013, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2013:

AFS municipal bonds and obligations

At March 31, 2013, 12 of the total 140 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.3% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market.  At this time, the Company feels the bonds in this portfolio carry minimal risk of default and we are appropriately compensated for that risk.  There were no material underlying credit downgrades during the first quarter of 2013.  All securities are performing.

AFS residential mortgage-backed securities

At March 31, 2013, 18 out of the total 186 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions within the AFS portfolio. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the past quarter. All securities are considered performing.

AFS corporate bonds

At March 31, 2013, 5 out of the total 8 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represented less than 1% of the amortized cost of the securities. All 5 securities remain investment grade rated and the market value of the securities supports the Company’s amortized value. The securities are considered performing.

AFS trust preferred securities

At March 31, 2013, 3 out of the total 7 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 36.4% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis. 5 of the 7 securities contain at least one below investment grade ratings.  The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are considered performing.

At March 31, 2013, $1.7 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $0.9 million, for potential other-than-temporary-impairment (“OTTI”) at March 31, 2013 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $51 million in excess subordination above current and projected losses. The security is considered performing.

HTM tax advantaged economic development bonds

At March 31, 2013, 1 of the total 8 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 5.5% of the amortized cost of securities in unrealized loss positions. The Company has the intent of maintaining these bonds to recovery. All securities are considered performing.

AFS other bonds and obligations

At March 31, 2013, 1 of the total 10 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented less than 1% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2013. All securities are performing.

Marketable Equity Securities

In evaluating its marketable equity securities portfolio for OTTI, the Company considers its ability to more likely than not hold an equity security to recovery.  The Company additionally considers other various factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings.

At March 31, 2013, 3 out of the total 26 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 4.3% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at March 31, 2013. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTE 5. LOANS

The Company’s loan portfolio includes residential mortgage, commercial mortgage, commercial business, and consumer loan segments to customers. Residential mortgage loans include classes for 1- 4 family owner occupied and construction loans.  Commercial mortgage loans include construction, single and multi-family, and commercial real estate classes.  Commercial business loans include asset based lending loans and other commercial business loan classes.  Consumer loans include home equity, direct and indirect auto and other.  A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont, northeastern New York, and in the Bank’s New England lending areas. The ability of many of the Bank’s debtors to honor their contracts is dependent, among other things, on the economies and real estate markets in these areas.

Total loans include business loans and acquired loans. Acquired loans are those loans acquired from the acquisitions of Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	March 31, 2013
(In thousands)	Business Loans	Acquired Loans	Total

Residential mortgages
1-4 family	$813,150	$396,899	$1,210,049
Construction	18,516	6,051	24,567
Total residential mortgages	831,666	402,950	1,234,616

Commercial mortgages:
Construction	149,599	19,461	169,060
Single and multi-family	65,203	78,003	143,206
Commercial real estate	754,411	330,465	1,084,876
Total commercial mortgages	969,213	427,929	1,397,142

Commercial business loans:
Asset based lending	274,632	3,978	278,610
Other commercial business loans	243,057	96,675	339,732
Total commercial business loans	517,689	100,653	618,342

Total commercial loans	1,486,902	528,582	2,015,484

Consumer loans:
Home equity	199,101	118,062	317,163
Other	98,489	223,320	321,809
Total consumer loans	297,590	341,382	638,972

Total loans	$2,616,158	$1,272,914	$3,889,072

	December 31, 2012
(In thousands)	Business Loans	Acquired Loans	Total

Residential mortgages:
1-4 family	$870,322	$427,210	$1,297,532
Construction	20,344	6,375	26,719
Total residential mortgages	890,666	433,585	1,324,251

Commercial mortgages:
Construction	150,694	17,131	167,825
Single and multi-family	43,332	80,488	123,820
Commercial real estate	768,867	353,032	1,121,899
Total commercial mortgages	962,893	450,651	1,413,544

Commercial business loans:
Asset based lending	255,265	2,830	258,095
Other commercial business loans	234,662	107,369	342,031
Total commercial business loans	489,927	110,199	600,126

Total commercial loans	1,452,820	560,850	2,013,670

Consumer loans:
Home equity	205,892	119,509	325,401
Other	76,258	249,074	325,332
Total consumer loans	282,150	368,583	650,733

Total loans	$2,625,636	$1,363,018	$3,988,654

The carrying amount of the acquired loans at March 31, 2013 totaled $1.27 billion.  These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $69.8 million and loans that were considered not impaired at the acquisition date with a carrying amount of $1.20 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

	Three months ended March 31,
(In thousands)	2013	2012
Balance at beginning of period	$8,247	$1,277
Acquisitions	—	—
Sales	—	—
Reclassification from nonaccretable difference for loans with improved cash flows	—	—
Changes in expected cash flows that do not affect nonaccretable difference	—	—
Accretion	(2,581)	(609)
Balance at end of period	$5,666	$668

The following is a summary of past due loans at March 31, 2013 and December 31, 2012:

Business Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2013
Residential mortgages:
1-4 family	$3,633	$996	$8,738	$13,367	$799,783	$813,150	$1,896
Construction	553	111	89	753	17,763	18,516	89
Total	4,186	1,107	8,827	14,120	817,546	831,666	1,985
Commercial mortgages:
Construction	—	225	4,318	4,543	145,056	149,599	—
Single and multi-family	214	140	474	828	64,375	65,203	330
Commercial real estate	3,962	548	6,248	10,758	743,653	754,411	—
Total	4,176	913	11,040	16,129	953,084	969,213	330
Commercial business loans:
Asset based lending	—	—	—	—	274,632	274,632	—
Other commercial business loans	396	124	2,885	3,405	239,652	243,057	230
Total	396	124	2,885	3,405	514,284	517,689	230
Consumer loans:
Home equity	1,663	186	2,553	4,402	194,699	199,101	1,001
Other	361	118	362	841	97,648	98,489	142
Total	2,024	304	2,915	5,243	292,347	297,590	1,143
Total	$10,782	$2,448	$25,667	$38,897	$2,577,261	$2,616,158	$3,688

Business Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2012
Residential mortgages:
1-4 family	$4,105	$1,291	$8,061	$13,457	$856,865	$870,322	$1,563
Construction	—	210	48	258	20,086	20,344	48
Total	4,105	1,501	8,109	13,715	876,951	890,666	1,611
Commercial mortgages:
Construction	—	—	4,668	4,668	146,026	150,694	—
Single and multi-family	616	—	27	643	42,689	43,332	—
Commercial real estate	1,183	1,727	8,231	11,141	757,726	768,867	1,195
Total	1,799	1,727	12,926	16,452	946,441	962,893	1,195
Commercial business loans
Asset based lending	—	—	—	—	255,265	255,265	—
Other commercial business loans	745	372	3,427	4,544	230,118	234,662	159
Total	745	372	3,427	4,544	485,383	489,927	159
Consumer loans:
Home equity	828	300	1,856	2,984	202,908	205,892	424
Other	546	55	248	849	75,409	76,258	69
Total	1,374	355	2,104	3,833	278,317	282,150	493
Total	$8,023	$3,955	$26,566	$38,544	$2,587,092	$2,625,636	$3,458

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2013
Residential mortgages:
1-4 family	$862	$648	$2,819	$4,329	$392,570	$396,899	$843
Construction	—	—	—	—	6,051	6,051	—
Total	862	648	2,819	4,329	398,621	402,950	843
Commercial mortgages:
Construction	—	—	1,080	1,080	18,381	19,461	1,080
Single and multi-family	230	3,424	1,243	4,897	73,106	78,003	1,165
Commercial real estate	284	—	11,576	11,860	318,605	330,465	9,968
Total	514	3,424	13,899	17,837	410,092	427,929	12,213

Commercial business loans:
Asset based lending	—	—	—	—	3,978	3,978	—
Other commercial business loans	320	187	2,286	2,793	93,882	96,675	1,422
Total	320	187	2,286	2,793	97,860	100,653	1,422
Consumer loans:
Home equity	544	495	279	1,318	116,744	118,062	64
Other	3,037	450	383	3,870	219,450	223,320	45
Total	3,581	945	662	5,188	336,194	341,382	109
Total	$5,277	$5,204	$19,666	$30,147	$1,242,767	$1,272,914	$14,587

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2012
Residential mortgages:
1-4 family	$1,817	$585	$2,523	$4,925	$422,285	$427,210	$1,555
Construction	—	—	—	—	6,375	6,375	—
Total	1,817	585	2,523	4,925	428,660	433,585	1,555
Commercial mortgages:
Construction	—	—	1,056	1,056	16,075	17,131	1,056
Single and multi-family	194	1,328	746	2,268	78,220	80,488	746
Commercial real estate	1,532	2,024	11,062	14,618	338,414	353,032	10,176
Total	1,726	3,352	12,864	17,942	432,709	450,651	11,978
Commercial business loans:
Asset based lending	—	—	—	—	2,830	2,830	—
Other commercial business loans	422	577	2,177	3,176	104,193	107,369	1,764
Total	422	577	2,177	3,176	107,023	110,199	1,764
Consumer loans:
Home equity	1,689	169	89	1,947	117,562	119,509	52
Other	2,624	365	271	3,260	245,814	249,074	171
Total	4,313	534	360	5,207	363,376	368,583	223
Total	$8,278	$5,048	$17,924	$31,250	$1,331,768	$1,363,018	$15,520

The following is summary information pertaining to non-accrual loans at March 31, 2013 and December 31, 2012:

	March 31, 2013
(In thousands)	Business Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$6,842	$1,976	$8,818
Total	6,842	1,976	8,818

Commercial mortgages:
Construction	4,318	—	4,318
Single and multi-family	144	78	222
Other	6,248	1,608	7,856
Total	10,710	1,686	12,396

Commercial business loans:
Other commercial business loans	2,655	864	3,519
Total	2,655	864	3,519

Consumer loans:
Home equity	1,552	215	1,767
Other	220	338	558
Total	1,772	553	2,325

Total non-accrual loans	$21,979	$5,079	$27,058

	December 31, 2012
(In thousands)	Business Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$6,498	$968	$7,466
Construction	—	—	—
Total	6,498	968	7,466

Commercial mortgages:
Construction	4,668	—	4,668
Single and multi-family	27	—	27
Other	7,036	886	7,922
Total	11,731	886	12,617

Commercial business loans:
Other commercial business loans	3,268	413	3,681
Total	3,268	413	3,681

Consumer loans:
Home equity	1,432	37	1,469
Other	179	100	279
Total	1,611	137	1,748

Total non-accrual loans	$23,108	$2,404	$25,512

Activity in the allowance for loan losses for the three months ended March 31, 2013 and the period ended December 31, 2012 was as follows:

Business Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
March 31, 2013
Balance at beginning of year	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Charged-off loans	190	720	679	250	—	1,839
Recoveries on charged-off loans	16	3	71	36	—	126
Provision for loan losses	244	402	194	874	148	1,862
Balance at end of period	$5,998	$18,548	$5,191	$2,126	$177	$32,040
Individually evaluated for impairment	765	1,374	824	272	—	3,235
Collectively evaluated	5,233	17,174	4,367	1,854	177	28,805
Total	$5,998	$18,548	$5,191	$2,126	$177	$32,040

Loans receivable:
Balance at end of period
Individually evaluated for impairment	7,625	30,024	1,900	1,510		41,059
Collectively evaluated	824,041	939,189	515,789	296,080		2,575,099
Total	$831,666	$969,213	$517,689	$297,590		$2,616,158

Business Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2012
Balance at beginning of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Charged-off loans	2,604	4,229	697	1,537	—	9,067
Recoveries on charged-off loans	103	52	96	165	—	416
Provision for loan losses	5,279	945	1,666	635	119	8,644
Balance at end of year	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Individually evaluated for impairment	342	1,444	1,205	273	—	3,264
Collectively evaluated for impairment	5,586	17,419	4,400	1,193	29	28,627
Total	$5,928	$18,863	$5,605	$1,466	$29	$31,891

Loans receivable:
Balance at end of year
Individually evaluated for impairment	6,362	30,287	2,821	1,218		40,688
Collectively evaluated for impairment	884,304	932,606	487,106	280,932		2,584,948
Total	$890,666	$962,893	$489,927	$282,150		$2,625,636

Acquired Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
March 31, 2013
Balance at beginning of year	$509	$390	$96	$314	$8	$1,317
Charged-off loans	86	235	25	316	—	662
Recoveries on charged-off loans	—	—	2	28	—	30
Provision for loan losses	95	265	27	307	(156)	538
Balance at end of period	$518	$420	$100	$333	$(148)	$1,223
Individually evaluated for impairment	113	—	—	—	—	113
Collectively evaluated	405	420	100	333	(148)	1,110
Total	$518	$420	$100	$333	$(148)	$1,223

Loans receivable:
Balance at end of Period
Individually evaluated for impairment	954	2,374	181	—		3,509
Collectively evaluated	401,996	425,555	100,472	341,382		1,269,405
Total	$402,950	$427,929	$100,653	$341,382		$1,272,914

Acquired Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2012
Balance at beginning of year	$281	$158	$38	$87	$(18)	$546
Charged-off loans	43	—	—	340	—	383
Recoveries on charged-off loans	—	—	—	208	—	208
Provision for loan losses	271	232	58	359	26	946
Balance at end of year	$509	$390	$96	$314	$8	$1,317
Individually evaluated for impairment	55	—	—	—	—	55
Collectively evaluated for impairment	454	390	96	314	8	1,262
Total	$509	$390	$96	$314	$8	$1,317

Loans receivable:
Balance at end of year
Individually evaluated for impairment	371	886	—	—		1,257
Collectively evaluated for impairment	433,214	449,765	110,199	368,583		1,361,761
Total	$433,585	$450,651	$110,199	$368,583		$1,363,018

The following is a summary of impaired loans at March 31, 2013:

Business Loans

	At March 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,476	$2,476	$—
Commercial mortgages - single and multifamily	2,380	2,380	—
Commercial mortgages - real estate	3,289	3,289	—
Other commercial business loans	70	70	—
Consumer - home equity	556	556	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,933	$2,698	$765
Commercial mortgages - construction	1,408	1,938	530
Commercial mortgages - real estate	1,755	2,599	844
Other commercial business loans	565	1,389	824
Consumer - home equity	456	728	272

Total
Residential mortgages	$4,409	$5,174	$765
Commercial mortgages	8,832	10,206	1,374
Commercial business	635	1,459	824
Consumer	1,012	1,284	272
Total impaired loans	$14,888	$18,123	$3,235

Acquired Loans

	At March 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial mortgages - real estate	$1,608	$1,608	$—
Other commercial business loans	180	180	—

With an allowance recorded:
Residential mortgages - 1-4 family	$747	$860	$113

Total
Residential mortgages	$747	$860	$113
Commercial mortgages	1,608	1,608	—
Commercial business	180	180	—
Total impaired loans	$2,535	$2,648	$113

The following is a summary of impaired loans at December 31, 2012:

Business Loans

	At December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,408	$3,408	$—
Commercial mortgages - construction	2,730	2,730	—
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	3,450	3,450	—
Other commercial business loans	31	31	—
Consumer - home equity	602	602	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,056	$1,343	$287
Commercial mortgages - construction	1,584	1,938	354
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	2,019	3,109	1,090
Other commercial business loans	1,135	2,340	1,205
Consumer - home equity	209	482	273

Total
Residential mortgages	$4,464	$4,751	$287
Commercial mortgages	9,783	11,227	1,444
Commercial business	1,166	2,371	1,205
Consumer	811	1,084	273
Total impaired loans	$16,224	$19,433	$3,209

Acquired Loans

	At December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$215	$215	—
Commercial mortgages - real estate	886	886	—

With an allowance recorded:
Residential mortgages - 1-4 family	$101	$156	$55

Total
Residential mortgages	$316	$371	$55
Residential mortgages - 1-4 family	886	886	—
Total impaired loans	$1,202	$1,257	$55

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2013 and March 31, 2012:

Business Loans

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$2,141	$20	$583	$15
Commercial-construction	2,380	—	—	—
Commercial mortgages - single and multifamily	—	—	81	—
Commercial mortgages - real estate	3,295	10	677	15
Commercial business loans	70	—	—	—
Consumer-home equity	455	4	35	1

With an allowance recorded:
Residential mortgages - 1-4 family	$2,234	$1	$914	$14
Commercial-construction	1,938	—	34	2
Commercial mortgages - single and multifamily	—	—	1,926	—
Commercial mortgages - real estate	2,765	—	6	—
Commercial business loans	1,721	14	526	9
Consumer-home equity	558	—	211	—

Total
Residential mortgages	$4,375	$21	$1,497	$29
Commercial mortgages	10,378	10	3,216	24
Commercial business loans	1,791	14	34	2
Consumer loans	1,013	4	246	1
Total impaired loans	$17,557	$49	$4,993	$56

Acquired Loans

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial mortgages - real estate	$803	$2	$—	$—
Commercial business loans	181	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$861	$—	$—	$—

Total
Residential mortgages	$861	$—	$—	$—
Commercial mortgages	803	2	—	—
Commercial business loans	181	—	—	—
Total impaired loans	$1,845	$2	$—	$—

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans.  At March 31, 2013, there had not been such a decrease and therefore there was no allowance for losses on acquired loans under Subtopic ASC 310-30.

The Company presented several tables within this footnote of historical loans and acquired loans in order to distinguish the credit performance of the acquired loans.

The following table presents the Company’s loans by risk rating at March 31, 2013 and December 31, 2012:

Business Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Grade:
Pass	$803,416	$860,970	$18,316	$20,085	$821,732	$881,055
Special mention	996	1,291	111	210	1,107	1,501
Substandard	8,738	8,061	89	49	8,827	8,110
Total	$813,150	$870,322	$18,516	$20,344	$831,666	$890,666

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Grade:
Pass	$141,218	$142,946	$61,679	$40,690	$693,588	$707,867	$896,485	$891,503
Special mention	—	—	88	$420	7,958	5,965	8,046	6,385
Substandard	8,381	7,748	3,436	2,222	52,865	54,930	64,682	64,900
Doubtful	—	—	—	—	—	105	—	105
Total	$149,599	$150,694	$65,203	$43,332	$754,411	$768,867	$969,213	$962,893

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Grade:
Pass	$274,632	$255,265	$228,583	$219,172	$503,215	$474,437
Special mention	—	—	8,386	5,857	8,386	5,857
Substandard	—	—	5,513	9,541	5,513	9,541
Doubtful	—	—	575	92	575	92
Total	$274,632	$255,265	$243,057	$234,662	$517,689	$489,927

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Performing	$197,549	$204,460	$98,269	$76,079	$295,818	$280,539
Nonperforming	1,552	1,432	220	179	1,772	1,611
Total	$199,101	$205,892	$98,489	$76,258	$297,590	$282,150

Acquired Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Grade:
Pass	$393,432	$424,102	$6,051	$6,375	$399,483	$430,477
Special mention	648	585	—	—	648	585
Substandard	2,819	2,523	—	—	2,819	2,523
Total	$396,899	$427,210	$6,051	$6,375	$402,950	$433,585

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Grade:
Pass	$11,569	$10,142	$58,052	$57,305	$297,964	$318,809	$367,585	$386,256
Special mention	1,061	1,057	6,105	10,383	4,543	6,790	11,709	18,230
Substandard	6,831	5,932	13,846	12,800	27,958	27,433	48,635	46,165
Total	$19,461	$17,131	$78,003	$80,488	$330,465	$353,032	$427,929	$450,651

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Grade:
Pass	$3,978	$2,830	$79,581	$87,325	$83,559	$90,155
Special mention	—	—	5,496	7,444	5,496	7,444
Substandard	—	—	11,598	12,600	11,598	12,600
Total	$3,978	$2,830	$96,675	$107,369	$100,653	$110,199

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Performing	$117,847	$119,472	$222,982	$248,974	$340,829	$368,446
Nonperforming	215	37	338	100	553	137
Total	$118,062	$119,509	$223,320	$249,074	$341,382	$368,583

The following table summarizes information about total loans rated Special Mention or lower.

	March 31, 2013			December 31, 2012
(In thousands)	Business Loans	Acquired Loans	Total	Business Loans	Acquired Loans	Total
Non-Accrual	$21,979	$5,079	$27,058	$23,108	$2,405	$25,513
Substandard Accruing	60,533	58,634	119,167	61,745	59,243	120,988
Total Classified	82,512	63,713	146,225	84,853	61,648	146,501
Special Mention	17,843	18,799	36,642	14,097	26,793	40,890
Total Criticized	$100,355	$82,512	$182,867	$98,950	$88,441	$187,391

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

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2013. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	Modifications by Class
	Three months ending March 31, 2013
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	5	$941	$941
Commercial - Single and multifamily	1	—	40
Commercial - Other	5	2,022	1,589
	11	$2,963	$2,570

As of March 31, 2013, there were no loans that were restructured within the last twelve months that have subsequently defaulted.

The following table presents the Company’s TDR activity for the three months ended March 31, 2013 and 2012:

	March 31,
(In thousands)	2013	2012
Balance at beginning of the period	$4,626	$1,263
Principal Payments	(22)	(2)
TDR Status Change (1)	—	(522)
Other Reductions (2)	(485)	—
Newly Identified TDRs	2,571	—
Balance at end of the period	$6,690	$739

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

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2013	December 31, 2012
Time less than $100,000	$517,880	$548,895
Time $100,000 or more	595,233	621,694
Total time deposits	$1,113,113	$1,170,589

NOTE 7.               BORROWED FUNDS

Borrowed funds at March 31, 2013 and December 31, 2012 are summarized, as follows:

	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$114,390	0.32%	$153,150	0.28%
Other Borrowings	—	—	10,000	1.96
Total short-term borrowings:	114,390	0.32	163,150	0.38
Long-term borrowings:
Advances from the FHLBB	195,208	1.14	195,321	1.18
Junior subordinated notes	74,168	7.00	74,153	7.00
Other junior subordinated notes	15,464	2.14	15,464	2.16
Total long-term borrowings:	284,840	1.96	284,938	2.76
Total	$399,230	2.04%	$448,088	1.89%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year.  Total short-term debt was $114.4 million with a weighted average interest rate of 0.32% and $163.2 million with a weighted average interest rate of 0.38% at March 31, 2013 and December 31, 2012, respectively.  The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the period ended March 31, 2013 and December 31, 2012.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the period ended March 31, 2013 and December 31, 2012.

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at March 31, 2013 include callable advances totaling $5.0 million, and amortizing advances totaling $5.6 million.  The advances outstanding at December 31, 2012 include callable advances totaling $5.0 million, and amortizing advances totaling $5.6 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of FHLBB advances as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Fixed rate advances maturing:
2013	$147,582	0.36%	$186,448	0.32%
2014	20,215	3.01	20,280	3.04
2015	—	—	—	—
2016	1,630	0.79	1,645	0.80
2017 and beyond	5,437	3.81	5,478	3.87
Total fixed rate advances	$174,864	0.77%	$213,851	0.67%

Variable rate advances maturing:
2013	$59,734	1.30%	$59,620	1.33%
2014	10,000	0.36	10,000	0.39
2015	20,000	0.36	20,000	0.41
2016	10,000	0.36	10,000	0.41
2017 and beyond	35,000	0.93	35,000	0.97
Total variable rate advances	$134,734	0.92%	$134,620	0.96%

Total FHLBB advances	$309,598	0.84%	$348,471	0.78%

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

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.14% and 2.16% at March 31, 2013 and December 31, 2012, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 8.               STOCKHOLDERS’ EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	March 31, 2013	December 31, 2012	to be Well Capitalized

Total capital to risk weighted assets	12.2%	11.8%	10.0%

Tier 1 capital to risk weighted assets	10.4	10.0	6.0

Tier 1 capital to average assets	8.2	7.5	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Accumulated other comprehensive income

Components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2013	Decemeber 31, 2012
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding gain on AFS securities	$11,451	$10,719
Net loss on effective cash flow hedging derivatives	(9,512)	(10,955)
Net loss on terminated swap	(3,944)	(4,179)
Net unrealized holding loss on pension plans	(1,265)	(1,265)

Income taxes related to items of accumulated other comprehensive (loss)/income:
Net unrealized holding loss on AFS securities	(4,327)	(4,007)
Net loss on effective cash flow hedging derivatives	3,822	4,397
Net loss on terminated swap	1,594	1,801
Net unrealized holding gain on pension plans	510	510
Accumulated other comprehensive loss	$(1,671)	$(2,979)

The following table presents the components of other comprehensive loss for the three months ended March 31, 2013 and 2012:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2013
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$732	$(320)	$412
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding gain on AFS securities	732	(320)	412

Net loss on effective cash flow hedging derivatives:
Net unrealized loss arising during the period	305	(116)	189
Less: reclassification adjustment for losses realized in net income	1,138	(459)	679
Net loss on effective cash flow hedging derivatives	1,443	(575)	868

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	236	(208)	28
Net loss on terminated swap	236	(208)	28
Other Comprehensive Income	$2,411	$(1,103)	$1,308

Three Months Ended March 31, 2012
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$1,333	$(531)	$802
Less: reclassification adjustment for losses realized in net income	(41)	17	(24)
Net unrealized holding gain (loss) on AFS securities	1,292	(514)	778

Net loss on effective cash flow hedging derivatives:
Net unrealized gain arising during the period	(697)	188	(509)
Less: reclassification adjustment for losses realized in net income	982	(395)	587
Net loss on effective cash flow hedging derivatives	285	(207)	78

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	235	(98)	137
Net loss on terminated swap	235	(98)	137
Other Comprehensive Income	$1,812	$(819)	$993

The following table presents the changes in each component of accumulated other comprehensive income, for the three months ended March 31, 2013:

	Net unrealized	Net loss on	Net loss	Net unrealized
	holding gain	effective cash	on	holding loss
	on AFS	flow hedging	terminated	on
(in thousands)	Securities	derivatives	swap	pension plans	Total
Balance, Decmber 31, 2012	$10,719	$(10,955)	$(4,179)	$(1,265)	$(5,680)
Other Comprehensive Loss Before reclassifications	732	305	—	—	1,037
Amounts Reclassified from Accumulated other comprehensive income	—	1,138	236	—	1,374
Other Comprehensive Income	732	1,443	236	—	2,411
Balance, March 31, 2013	$11,451	$(9,512)	$(3,943)	$(1,265)	$(3,269)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2013:

Amount
Reclassified
From
Accumulated
	Other	Affected Line Item in the
	Comprehensive	Statement Where Net Income
(in thousands)	Income	Is Presented

Realized losses on effective cash flow hedging derivatives
	1,138	Borrowings and junior subordinated notes
	(459)	Tax expense
	679	Net of tax

Amortization of realized losses on terminated swap
	236	Borrowings and junior subordinated notes
	(208)	Tax expense
	28	Net of tax
Total reclassifications for the period	$707	Net of tax

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012

Net income from continuing operations	$10,465	$6,481
Loss from discontinued operations before income taxes (including gain on disposal of $63)	—	(261)
Income tax expense	—	376
Net loss from discontinued operations	—	(637)
Net income	$10,465	$5,844

Average number of common shares issued	26,525	22,860
Less: average number of treasury shares	1,260	1,685
Less: average number of unvested stock award shares	317	220
Average number of basic common shares outstanding	24,948	20,955
Plus: dilutive effect of unvested stock award shares	73	62
Plus: dilutive effect of stock options outstanding	122	45
Average number of diluted common shares outstanding	25,143	21,062

Basic and diluted earnings per share:
Continuing operations	$0.42	$0.31
Discontinued operations	—	(0.03)
Total basic and diluted earnings per share	$0.42	$0.28

For the quarter ended March 31, 2013, 251 thousand shares of restricted stock and 499 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the quarter ended March 31, 2012, 159 thousand shares of restricted stock and 357 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2013 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2012	244	$21.69	688	$18.13
Granted	146	23.90	—	—
Stock options exercised	—	—	(118)	15.51
Stock awards vested	(69)	18.99	—	—
Forfeited	(4)	22.40	(8)	18.24
Expired	—	—	(8)	21.82
Balance, March 31, 2013	317	$23.29	554	$18.64
Exercisable options, March 31, 2013			497	$11.78

During the three months ended March 31, 2013 and 2012, proceeds from stock option exercises totaled $1.8 million and $16 thousand, respectively. During the three months ended March 31, 2013, there were 69 thousand shares issued in connection with vested stock awards.  During the three months ended March 31, 2012, there were 46 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $881 thousand and $466 thousand during the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended March 31, 2013
Net interest income (expense)	$42,901	$—	$6,036	$(7,000)	$41,937
Provision for loan losses	2,400	—	—	—	2,400
Non-interest income	11,818	2,980	4,463	(4,463)	14,798
Non-interest expense	36,687	2,134	662	—	39,483
Income (loss) before income taxes	15,632	846	9,837	(11,463)	14,852
Income tax expense (benefit)	4,705	310	(628)	—	4,387
Net income	$10,927	$536	$10,465	$(11,463)	$10,465

Average assets (in millions)	$5,203	$27	$755	$(745)	$5,240

Three months ended March 31, 2012
Net interest income (expense)	$31,352	$—	$(207)	$—	$31,145
Provision for loan losses	2,000	—	—	—	2,000
Non-interest income	7,056	2,746	6,284	(6,284)	9,802
Non-interest expense	27,617	2,214	363	—	30,194
Income (loss) before income taxes	8,791	532	5,714	(6,284)	8,753
Income tax expense (benefit)	2,188	214	(130)	—	2,272
Net income from continuing operations	6,603	318	5,844	(6,284)	6,481
Income from discontinued operations before income taxes (including gain on disposal of $63)	(261)	—	—	—	(261)
Income tax expense	376	—	—	—	376
Net loss from discontinued operations	(637)	—	—	—	(637)
Net income	$5,966	$318	$5,844	$(6,284)	$5,844

Average assets (in millions)	$3,954	$30	$494	$(481)	$3,997

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2013, the Company held derivatives with a total notional amount of $1.1 billion.  That amount included $330.0 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $640.0 million and $150.8 million, respectively, which are not designated as accounting hedges.  Economic hedges included interest rate swaps totaling $433.3 million, and $206.7 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2013.

The Company pledged collateral to derivative counterparties in the form of cash totaling $5.8 million and securities with an amortized cost of $34.1 million and a fair value of $35.0 million as of March 31, 2013. The Company does not typically require its Commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at March 31, 2013, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$135,000	1.7	0.30%	3.28%	$(4,909)
Forward-starting interest rate swaps on FHLBB borrowings	180,000	5.3	—	2.05%	(4,203)
Interest rate swaps on junior subordinated notes	15,000	1.1	2.14%	5.54%	(578)
Total cash flow hedges	330,000				(9,690)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,481	16.7	0.57%	5.09%	(3,214)
Interest rate swaps on loans with commercial loan customers	209,926	5.0	2.49%	5.22%	(13,658)
Reverse interest rate swaps on loans with commercial loan customers	209,926	5.0	2.49%	5.22%	13,269
Forward commitments	206,677	0.2			(550)
Total economic hedges	640,010				(4,153)

Non-hedging derivatives:
Interest rate lock commitments	150,799	0.2			2,758
Total non-hedging derivatives	150,799				2,758

Total	$1,120,809				$(11,085)

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2012, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$115,000	1.6	0.35%	3.47%	$(4,608)
Forward-starting interest rate swaps on FHLBB borrowings	140,000	5.4	—	2.37%	(5,810)
Interest rate swaps on junior subordinated notes	15,000	1.4	2.16%	5.54%	(704)
Total cash flow hedges	270,000				(11,122)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,609	16.9	0.58%	5.09%	(3,473)
Interest rate swaps on loans with commercial loan customers	205,319	5.1	2.54%	5.28%	(15,219)
Reverse interest rate swaps on loans with commercial loan customers	205,319	5.1	5.28%	0.11%	14,746
Forward commitments	335,548	0.1			(1,336)
Total economic hedges	759,795				(5,282)

Non-hedging derivatives:
Interest rate lock commitments	282,752	0.2			6,258
Total non-hedging derivatives	282,752				6,258

Total	$1,312,547				$(10,146)

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

The Company has entered into several interest rate swaps with an aggregate notional amount of $135.0 million to convert the LIBOR based floating interest rates on a $135.0 million portfolio of FHLBB advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.

The Company has also entered into fourteen forward-starting interest rate swaps with a combined notional value of $180.0 million. Two of these swaps will become effective by the close of the second quarter, each with a duration of one year. In 2014, nine of the remaining twelve forward starting swaps will become effective; of these, two have a duration of three years, four have durations of four years, and the final three have durations of five years.  The last three forward starting swaps will become effective in 2015, two of which have a duration of four years and the other which has a duration of seven years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

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

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as hedges of cash flows, were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012

Interest rate swaps on FHLBB borrowings:
Unrealized gain (loss) recognized in accumulated other comprehensive loss	$306	$(635)

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	1,011	861

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest expense for termination of swaps	236	235

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(208)	(98)

Net tax benefit on items recognized in accumulated other comprehensive loss	(522)	(164)

Interest rate swaps on junior subordinated debentures:
Unrealized loss recognized in accumulated other comprehensive loss	(1)	(62)

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	127	121

Net tax benefit on items recognized in accumulated other comprehensive loss	(54)	(43)
Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$895	$215

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,243	$1,083
Net interest expense recognized in interest expense on junior subordinated notes	$127	$118

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended March 31, 2013 and 2012.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $4.8 million will be reclassified as an increase to interest expense.

Economic hedges

The Company has an interest rate swap with a $13.5 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $359 thousand as of March 31, 2013.  The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012

Economic hedges
Interest rate swap on industrial revenue bond:

Unrealized gain recognized in other non-interest income	$107	$440

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	1,554	1,111

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(1,554)	(1,111)

Favorable change in credit valuation adjustment recognized in other non-interest income	78	122

Forward Commitments:
Unrealized loss recognized in other non-interest income	(550)	—
Realized gan in other non-interest income	1,055	—

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	2,758	—
Realized gain in other non-interest income	1,240	—

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its financial institution counterparties totaling $13.3 million and $14.7 million as of March 31, 2013 and December 31, 2012, respectively.  The Company had net liability positions with its financial institution counterparties totaling $26.5 million and $29.8 million as of March 31, 2013 and December 31, 2012, respectively.  The collateral posted by the Company for the net liability positions was $26.5 million and $29.8 million as of March 31, 2013 and December 31, 2012, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of March 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	13,269	—	13,269	—	—	13,269
Total	$13,269	$—	$13,269	$—	$—	$13,269

Offsetting of Financial Liabilities and Derivative Liaibilities

	Gross	Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of March 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$(26,562)	$—	$(26,562)	$22,132	$4,430	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(26,562)	$—	$(26,562)	$22,132	$4,430	$—

Offsetting of Financial Assets and Derivative Assets

	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2012
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	14,746	—	14,746	—	—	14,746
Total	$14,746	$—	$14,746	$—	$—	$14,746

Offsetting of Financial Liabilities and Derivative Liaibilities

	Gross	Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2012
Interest Rate Swap Agreements:
Institutional counterparties	$(29,814)	$—	$(29,814)	$25,384	$4,430	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(29,814)	$—	$(29,814)	$25,384	$4,430	$—

NOTE 13. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the three months ended March 31, 2013.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$16,485	$16,485
Available-for-sale securities:
Municipal bonds and obligations	—	85,459	—	85,459
Governmentguaranteed residential mortgage-backed securities	—	43,640	—	43,640
Government-sponsored residential mortgage-backed securities	—	339,305	—	339,305
Corporate bonds	—	36,216	—	36,216
Trust preferred securities	—	17,479	898	18,377
Other bonds and obligations	—	3,382	—	3,382
Marketable equity securities	31,130	596	770	32,496
Loans held for sale	—	72,348	—	72,348
Derivative assets (1)	—	13,269	2,758	16,027
Derivative liabilities (2)	33	26,562	517	27,112

	December 31, 2012
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$16,893	$16,893
Available-for-sale securities:
Municipal bonds and obligations	—	84,757	—	84,757
Government guaranteed residential mortgage-backed securities	—	43,091	—	43,091
Government-sponsored residential mortgage-backed securities	—	278,593	—	278,593
Corporate bonds	—	10,007	—	10,007
Trust preferred securities	—	20,072	885	20,957
Other bonds and obligations	—	3,472	—	3,472
Marketable equity securities	25,291	—	—	25,291
Loans Held for Sale	—	85,368	—	85,368
Derivative assets (1)	—	14,746	6,258	21,004
Derivative liabilities (2)	282	29,818	1,055	31,155

(1)   Total fair value excludes $0.5 million and 1.3 million of unrealized losses as of March 31, 2013 and December 31, 2012, respectively, on forward commitments presented under other assets on the  consolidated balance sheet.

(2)   Total fair value includes $0.5 million and 1.3 million of unrealized losses as of March 31, 2013 and December 31, 2012, respectively, on forward commitments presented under other assets on the  consolidated balance sheet.

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

Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. The Company holds one pooled trust preferred security. The security’s fair value is based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool and therefore is classified as Level 3.  The company also owns a private placement equity investment where the fair value is determined by unobservable issuer provided financial information and therefore is classified as a Level 3 security.

Loans held for sale. The Company elected the fair value option for all loans held for sale (HFS) originated on or after May 1, 2012.  Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
March 31, 2013	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$72,348	$70,577	$1,771

			Aggregate Fair Value
December 31, 2012	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$85,368	$82,560	$2,808

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at March 31, 2013 and 2012.

	Assets			Liabilities
	Trading	Securities	Interest Rate
	Account	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Balance as of December 31, 2012	$16,893	$885	$6,258	$(1,055)

Purchase of Marketable Equity Security	—	770	—	—
Unrealized (loss) gain recognized in other non-interest income	(280)	—	3,998	538
Unrealized gain included in accumulated other comprehensive loss	—	13	—	—
Paydown of trading account security	(128)	—	—	—
Cash settlements	—	—	—	—
Transfers to held for sale loans	—	—	(7,498)	—
Balance as of March 31, 2013	$16,485	$1,668	$2,758	$(517)

Unrealized gains (losses) relating to instruments still held at March 31, 2013	$3,004	$(1,704)	$2,758	$(517)

	Assets			Liabilities
	Trading	Securities	Interest Rate
	Account	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Balance as of December 31, 2011	$17,395	$544	$—	$—

Unrealized gain recognized in other non-interest income	(428)	—	—	—
Unrealized loss included in accumulated other comprehensive loss	—	—	—	—
Paydown of trading account security	(120)	—	—	—
Balance as of March 31, 2012	$16,847	$544	$—	$—

Unrealized gains (losses) relating to instruments still held at March 31, 2012	$2,871	$(2,055)	$—	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets is as follows:

	Fair Value			Significant Unobservable
(In thousands)	March 31, 2013	Valuation Techniques	Unobservable Inputs	Input Value
Assets
Trading Account Security	$16,485	Discounted Cash Flow	Discount Rate	2.46%

Interest Rate Lock Commitment	2,758	Historical Trend	Closing Ratio	91.98%
		Pricing Model	Origination Costs	2,500

Total	$19,243

	Fair Value			Significant Unobservable
(In thousands)	December 31, 2012	Valuation Techniques	Unobservable Inputs	Input Value
Assets
Trading Account Security	$16,893	Discounted Cash Flow	Discount Rate	2.08%

Interest Rate Lock Commitment	6,258	Historical Trend	Closing Ratio	93.04%
		Pricing Model	Origination Costs	2,500

Total	$23,151

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	March 31, 2013	December 31, 2012	Three months ended March 31, 2013
	Level 3	Level 3	Total
(In thousands)	Inputs	Inputs	Gains (Losses)
Assets
Impaired loans	$6,864	$6,104	$(760)
Capitalized mortgage servicing rights	3,617	3,198	324
Other real estate owned	2,513	1,929	115

Total	$12,994	$11,231	$(321)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value			Range (Weighted
(in thousands)	March 31, 2013	Valuation Techniques	Unobservable Inputs	Average) (a)
Assets
Impaired loans	$6,864	Fair value of collateral	Loss severity	9.18% to 50.0% (25.57%)
			Appraised value	$130.0 to $1,950.0 ($887.0)

Capitaized mortgage servicing rights	3,617	Discounted cash flow	Constant prepayment rate (CPR)	11.49% to 20.42% (15.09%)
			Discount rate	11.00% to 15.50% (11.23%)

Other real estate owned	2,513	Fair value of collateral	Appraised value	$0 to $1,000.0 ($414.1)

Total	$12,994

	Fair Value
(in thousands)	Decemeber 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$6,104	Fair value of collateral	Loss severity	5.24% to 100.0% (42.79%)
			Appraised value	$15.7 to $1,584.0 ($863.8)

Capitaized mortgage servicing rights	3,198	Discounted cash flow	Constant prepayment rate (CPR)	13.25% to 26.02% (18.41%)
			Discount rate	11.00% to 15.50% (11.14%)

Other real estate owned	1,929	Fair value of collateral	Appraised value	$0 to $1,000.0 ($457.1)

Total	$11,231

(a)    Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2013 and December 31, 2012.

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

Capitalized mortgage loan servicing rights.   A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans exceed adequate compensation for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Bank. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals.

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

	March 31, 2013
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$53,683	$53,683	$53,683	$—	$—
Trading security	16,485	16,485	—	—	16,485
Securities available for sale	558,875	558,875	31,130	526,077	1,668
Securities held to maturity	50,472	51,634	—	—	51,634
Restricted equity securities	37,870	37,870	—	37,870	—
Net loans	3,855,809	3,917,205	—	—	3,917,205
Loans held for sale	72,348	72,348	—	72,348	—
Accrued interest receivable	12,368	12,368	—	12,368	—
Cash surrender value of bank-owned life insurance policies	88,893	88,893	—	88,893	—
Derivative assets (1)	16,027	16,027	—	13,269	2,758

Financial Liabilities

Total deposits	$4,100,591	$4,110,772	$—	$4,110,772	$—
Short-term debt	114,390	114,644	—	114,644	—
Long-term Federal Home Loan Bank advances	195,208	198,591	—	198,591	—
Subordinated notes	89,632	88,589	—	88,589	—
Derivative liabilities (2)	27,112	27,112	33	26,562	517

	December 31, 2012
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$63,382	$63,382	$63,382	$—	$—
Trading security	16,893	16,893	—	—	16,893
Securities available for sale	466,169	466,169	25,291	439,993	885
Securities held to maturity	51,024	51,024	—	—	51,024
Restricted equity securities	39,785	39,785	—	39,785	—
Net loans	3,955,446	4,004,259	—	—	4,044,259
Loans held for sale	85,368	85,368	—	85,368	—
Accrued interest receivable	14,731	14,731	—	14,731	—
Cash surrender value of bank-owned life insurance policies	88,198	88,198	—	88,198	—
Derivative assets (1)	21,004	21,004	—	14,746	6,258

Financial Liabilities

Total deposits	$4,104,402	$4,116,999	$—	$4,116,999	$—
Short-term debt	163,150	163,150	—	163,150	—
Long-term Federal Home Loan Bank advances	195,321	199,420	—	199,420	—
Subordinated notes	89,617	73,967	—	73,967	—
Derivative liabilities (2)	31,155	31,155	282	29,818	1,055

(1)   Total fair value excludes $0.5 million and 1.3 million of unrealized losses as of March 31, 2013 and December 31, 2012, respectively, on forward commitments presented under other assets on the consolidated balance sheet.

(2)   Total fair value includes $0.5 million and 1.3 million of unrealized losses as of March 31, 2013 and December 31, 2012, respectively, on forward commitments presented under other assets on the consolidated balance sheet.

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

Subordinated notes. The Company utilizes a pricing service along with internal models to estimate the valuation of its junior subordinated debentures. The junior subordinated debentures re-price every ninety days.

Off-balance-sheet financial instruments. Off-balance-sheet financial instruments include standby letters of credit and other financial guarantees and commitments considered immaterial to the Company’s financial statements.

NOTE 14. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and nine months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Net interest income	$41,937	$31,145
Provision for loan losses	2,400	2,000
Net interest income after provision for loan losses	$39,537	$29,145

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 10, 2013, the date the financial statements were issued, noting no events requiring disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2013 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 40.3% marginal effective income tax rate.  In the discussion, references to earnings per share refer to diluted earnings per share unless otherwise specified.

Berkshire Hills Bancorp (“Berkshire” or “the Company”) is headquartered in Pittsfield, Massachusetts.  Berkshire Hills Bancorp, Inc. is a Delaware corporation and the holding company for the Berkshire Bank (“the Bank”) and Berkshire Insurance Group.  Established in 1846, the Bank is a state chartered Massachusetts savings bank.  The Bank is one of Massachusetts’ oldest and largest independent banks and is the largest banking institution based in Western Massachusetts.  Berkshire Bank operates under the brand America’s Most Exciting Bank®.

On April 20, 2012, Berkshire completed the acquisition of CBT — The Connecticut Bank and Trust Company, headquartered in Hartford, Connecticut.  On April 30, 2012, Berkshire acquired the net assets and operations of Greenpark Mortgage, headquartered in Needham, Massachusetts.  On October 19, 2012, Berkshire completed the acquisition of Beacon Federal Bancorp, headquartered in East Syracuse, New York.  Berkshire’s operations in 2013 include all of these acquired operations.  Berkshire’s operations in the first quarter of 2012 did not include any of these acquired operations.  Berkshire currently has $5.2 billion in assets.  It provides personal and business banking, insurance, and wealth management services through 73 full service branch offices in Western Massachusetts, Central and Eastern New York, North Central Connecticut, and Southern Vermont.  Berkshire also operates 10 lending offices for commercial and residential mortgage originations in central and eastern Massachusetts.   The Company also has two former Beacon branch offices in Tennessee.  For more information, visit www.berkshirebank.com or call 800-773-5601.

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

•                  Distinctive brand and culture as America’s Most Exciting Bank®

•                  Diversified integrated financial service revenues

•                  Positioned to be regional consolidator in attractive markets

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the Risk Factors in Item 1A of this report.    Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results.  You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made.  Berkshire is not undertaking an obligation to update these forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

GENERAL

This discussion is intended to assist in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES, AND RECENT ACCOUNTING PRONOUNCEMENTS

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

	At or for the Three Months Ended
	March 31,
	2013	2012

PER COMMON SHARE DATA
Net earnings, diluted	$0.42	$0.28
Total common book value	26.68	26.28
Dividends	0.18	0.17
Common stock price:
High	26.01	24.49
Low	23.38	21.03
Close	25.54	22.92

PERFORMANCE RATIOS (1)
Return on average assets	0.80%	0.59%
Return on average common equity	6.28	4.23
Net interest margin, fully taxable equivalent	3.73	3.62
Fee income/Net interest and fee income	25.63	23.44

ASSET QUALITY RATIOS
Net charge-offs (current period annualized)/average loans	0.23%	0.24%
Allowance for loan losses/total loans	0.86	1.07

CAPITAL RATIO
Stockholders’ equity to total assets	12.85%	13.82%

FINANCIAL DATA: (In millions)
Total assets	$5,245	$4,029
Total earning assets	4,646	3,585
Total loans	3,889	3,039
Allowance for loan losses	33	33
Total intangible assets	273	222
Total deposits	4,101	3,184
Total borrowings and notes	399	252
Total common stockholders’ equity	674	557

FOR THE PERIOD: (In thousands)
Net interest income	$41,937	$31,145
Non-interest income	14,798	9,802
Provision for loan losses	2,400	2,000
Non-interest expense	39,483	30,194
Net income	10,465	5,844

(1)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(2)	Ratio calculations related to loans and deposits of discontinued operations have not been reclassified on the above schedule.
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

	Three Months Ended March 31,
	2013		2012
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,291	4.04%	$1,058	4.63%
Commercial mortgages	1,407	5.45	1,154	5.01
Commercial business loans	601	4.40	412	4.76
Consumer loans	645	4.94	366	3.98
Total loans	3,944	4.75	2,990	4.72
Investment securities (2)	591	3.04	525	3.29
Short term investments and loans held for sale	98	1.83	15	0.07
Total interest-earning assets	4,633	4.51	3,530	4.48
Intangible assets	98		224
Other non-interest earning assets	4,634		236
Total assets	$5,240		$3,990

Liabilities and stockholders’ equity
Deposits:
NOW	$369	0.29%	$272	0.26%
Money market	1,477	0.39	1,085	0.55
Savings	442	0.18	360	0.20
Time	1,148	1.23	984	1.51
Total interest-bearing deposits	3,436	0.63	2,701	0.82
Borrowings and notes	424	3.43	257	3.16
Total interest-bearing liabilities	3,860	0.94	2,958	1.02
Non-interest-bearing demand deposits	646		439
Other non-interest earning liabilities	68		40
Total liabilities	4,574		3,437

Total stockholders’ equity	666		553
Total liabilities and stockholders’ equity	$5,240		$3,990

Net interest spread		3.57%		3.46%
Net interest margin		3.73		3.62
Cost of funds		0.81		0.89
Cost of deposits		0.53		0.71

Supplementary data
Total deposits (In millions)	$4,082		$3,140
Fully taxable equivalent income adj. (In thousands)	$629		$669

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.
(3)

The above schedule includes yields associated with discontinued operations, although the related income is excluded from income from continuing operations on the income statement. The above schedule includes balances associated with discontinued operations in loans and deposits.

(4)	Interest income on loans held for sale is included in loan interest income on the income statement.

SUMMARY

During the first quarter of 2013, Berkshire posted record quarterly earnings totaling $10.5 million, or $0.42 per share.  This was the first full quarter to include the combined operations resulting from business combinations in 2012.  Results in the quarter included $5.1 million ($0.20 per share pre-tax) in merger and conversion related expenses.

During the quarter, Berkshire announced the expansion of its commercial banking operations in Eastern Massachusetts and Central New York as a result of recruitment.  The company finalized its integration of the systems and operations of Beacon Federal, which completed the operational integrations related to 2012 business combinations, utilizing the new core systems that the Company converted to in last year’s third quarter.  The Company believes that it has substantially achieved the cost savings objectives that were announced with the 2012 business combinations and that the merger costs related to these combinations have been within the range of its original expectations.  During the quarter, the Company continued to record double digit annualized growth in targeted areas, including commercial business lending and personal checking account balances. Measures of efficiency and profitability remained near the higher levels reached in the prior quarter subsequent to the completion of 2012 business combinations.  The Company consolidated two branch offices during the quarter, while also continuing with its de novo expansion plans in the Eastern Massachusetts and Albany markets.   First quarter financial highlights included:

•                  39% increase in net revenue, compared to first quarter of 2012

•                  12% annualized increase in commercial business loans during quarter

•                  10% annualized increase in average deposit balances over prior quarter

•                  3.73% net interest margin, increased from 3.67% in the prior quarter

•                  0.56% non-performing assets/total assets

•                  0.23% annualized net loan charge-offs/average loans

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2013 AND DECEMBER 31, 2012

Summary:  Total assets decreased by $51 million (1%) to $5.25 billion in the first quarter of 2013 as short term liquid assets were used to pay down overnight borrowings.  Proceeds from a $90 million decrease in residential mortgages were reinvested into shorter duration securities available for sale, reducing the medium term risk to income from possible future interest rate increases.  An $18 million increase in commercial business loans offset $19 million in collections of acquired impaired and other lower rated commercial loan balances.  Measures of asset quality, liquidity, and capital remained favorable and generally improved during the quarter.  The ratio of loans/deposits was 95% and the ratio of equity/assets was 13% at quarter-end.

Securities:  Total investment securities increased by $90 million to $664 million based on the reinvestment of funds from the reduction in residential mortgages.  Government-sponsored residential mortgage-backed securities increased by $61 million, including a $41 million increase in collateralized mortgage obligations and a $20 million increase in pass-through securities.  Additionally, corporate bonds increased by $26 million.  There was no significant change in the net unrealized gain on securities, which totaled $13 million (2% of amortized cost) at quarter-end.  The yield on the portfolio decreased to 3.04% in the first quarter of 2013 compared to 3.17% in the prior quarter and to 3.29% in the first quarter of 2012, reflecting the ongoing yield compression due to the continuing low interest rate environment.  There were no significant changes in the analysis of securities impairment during the quarter..

Loans:  The loan portfolio decreased by $100 million (2%) to $3.89 billion in the first quarter of 2013, due to a $90 million (7%) decrease in the residential mortgage portfolio.  This decrease included amortization and prepayments, together with the sale of $35 million in existing seasoned mortgages.  Proceeds from the decrease were reinvested in shorter duration investment securities consisting primarily of mortgage-backed securities, which reduced the risk to medium term income in the event that interest rates move higher in the future.

Total commercial loans benefited from growth of $18 million (3%) in commercial business loans during the first quarter.  Berkshire is building business loan volume in its markets while it targets relationships with middle market customers who require a full range of products and services provided by a responsive local banking partner.  The growth in commercial business loans included a $21 million increase in asset based loans outstanding.  Total originations of commercial loan commitments were up 23% from the prior quarter and 48% from the prior year first quarter.  Collections of acquired impaired and other targeted commercial credit balances were approximately $19 million, or 4% of total commercial loans on an annualized basis, as the Company continued to make progress with integrating acquired bank portfolios to contribute to its balanced portfolio growth objectives.  In the most recent quarter, Berkshire expanded its commercial banking business, including an experienced new team in Eastern Massachusetts, a new commercial leader in its recently acquired Syracuse market, and team additions in the Hartford/Springfield region.  These teams are expected to contribute to increased commercial loan originations in these regional markets where Berkshire increased its presence in 2012.

Based on its customer relationship and risk management strategies, the Company has not emphasized originations of commercial real estate and home equity loans. As a result, these portfolios decreased in the most recent quarter.  The decrease in commercial real estate loans also reflected increased migration of loans into commercial mortgage backed securities structures under government sponsored agency financing programs, along with the impact of increased competition on commercial loan margins, tenors, and structures.  The loan yield increased to 4.75% in the first quarter of 2013 from 4.73% in the prior quarter and compared to 4.72% in the first quarter of 2012.  The year-over-year increase included the benefit of purchase loan accounting accretion related to the CBT and Beacon acquisitions.  This benefit primarily was due to the higher effective yields assigned to acquired impaired loans.  Total loans repricing over five years decreased to $1.42 billion at March 31, 2013, compared to $1.50 billion at the start of the year, including the impact of the reduction in the mortgage portfolio.  Such loans totaled $0.92 billion at the end of 2011, prior to the business combinations that Berkshire entered into in 2012.

Asset Quality.   Acquired loans are recorded at fair value and are categorized as performing regardless of their payment status.  Therefore, some overall portfolio measures of asset performance are not comparable between periods or among institutions as a result of recent business combinations.

The Company viewed its asset quality metrics as favorable and generally improving during the quarter.  Quarter-end non-performing assets were 0.56% of total assets, and non-performing loans were 0.70% of total loans.  Net loan charge-offs measured 0.23% of average loans, which was the lowest level in the last five quarters.   Accruing delinquent loans declined slightly to 1.08% of total loans during the quarter.  For loans from business activities (excluding loans acquired in business combinations), net charge-offs averaged 0.26% of average loans and the ratio of non-performing loans to total loans was 0.84% at quarter-end, compared to 0.88% at the start of the year.  Foreclosed assets and troubled debt restructurings remained insignificant during the most recent quarter; a total of $3.0 million in loans were newly classified as troubled debt restructurings during the quarter.

The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans. Potential problem loans totaled $61 million at the end of the first quarter, compared to $62 million at the start of the year.  Information about the Company’s analysis of its credit risk profile is presented in the loans note to the consolidated financial statements.  Total criticized balances decreased to $183 million from $187 million during the quarter; the ending balance included $100 million in loans from business activities and $83 million in loans acquired from business combinations (which were recorded at fair market value at acquisition). The balance related to loans acquired from business combinations decreased by $6 million, which was included in collections of targeted commercial credit balances which was previously addressed in the loans discussion. Collections of impaired acquired loans produced an additional $2.3 million in recoveries of discounts which were recorded to net interest income and which are included in the later discussion of results of operations.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate.  The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date.  The total amount of the loan loss allowance increased to $33.3 million from $33.2 million during the first quarter of 2013, increasing to 0.86% from 0.83% of total loans.  The allowance related to loans from business activities increased to 1.22% from 1.21% of related loans during this period.

Deposits and Borrowings.  Total deposits were unchanged at $4.10 billion during the quarter.  Ongoing deposit acquisition resulted in 10% annualized growth in total average deposits compared to the prior quarter, including 10% annualized growth in average transaction balances.  Outstanding balances were affected by seasonal factors at the start and end of the period.  Berkshire promotes lower cost transaction accounts as a focus of relationship based business development for retail and business accounts.  Personal checking account balances increased at a 15% annualized rate during the quarter.  First quarter results continued to show an ongoing shift from higher cost maturing time accounts (declining by $57 million) into money market balances (increasing by $64 million).  This contributed to a decrease in the cost of deposits to 0.53% during the quarter, compared to 0.59% in the prior quarter.  This cost decreased from 0.71% in the first quarter of 2012, reflecting the ongoing impact of the low interest rate environment.  The cost of time deposits declined to 1.23% from 1.51% in the first quarter of 2013 compared to 2012.  Total borrowings decreased by $49 million during the quarter as overnight balances were reduced with excess cash and due to a seasonal decrease in residential mortgages held for sale, which are normally funded with overnight borrowings.  The cost of borrowings increased to 3.43% in the most recent quarter from 2.80% in the prior quarter and from 3.16% in the first quarter of 2012.  The increase compared to the prior quarter reflected the lower proportion of near-zero cost overnight money, while the increase from the prior year primarily reflected the impact of long term subordinated debt incurred in the third quarter of 2012 to finance the cash consideration of the Beacon acquisition.

Derivative Financial Instruments and Hedging Activities.  The total notional value of derivatives decreased by $192 million (15%) to $1.12 billion due primarily to a seasonal decrease in mortgage banking activity, which resulted in a decrease in both interest rate lock commitments and forward commitments that hedge these interest rate locks.  The total amount of these commitments decreased by $261 million to $357 million during the quarter.  This decrease was partially offset by a $60 million increase to $330 million in cash flow hedges consisting principally of forward-starting interest rate swaps intended to provide medium term protection in the event of potential future interest rate increases. The estimated net fair value discount of total derivative financial instruments increased slightly to $11 million from $10 million during the quarter and was principally related to cash flow hedges.

Stockholders’ Equity.  Total stockholders’ equity increased by $7 million (4% annualized) to $674 million during the most recent quarter, and measured 12.8% of period-end assets.

Equity benefited from the quarter’s earnings and was net of $5 million in cash dividends paid at $0.18 per share, which resulted in a 44% dividend payout ratio.  The dividend provided a 2.9% annualized yield based on the $24.59 average closing price of Berkshire’s common stock in the first quarter of 2013.    During the quarter, shares outstanding increased by 106 thousand, including 146 thousand shares issued for stock-based compensation and 118 thousand shares issued for option exercises, less 98 thousand in open market stock repurchases.  Near the end of the quarter, Berkshire announced that the board of directors authorized a program for the repurchase of an additional 500,000 shares, or approximately 2% of total outstanding shares.  This program provides the capacity to offset the impact of stock option exercises, which have totaled 372 thousand shares since the beginning of 2012 primarily due to exercises of options acquired as part of the Beacon merger consideration.

Berkshire Bank’s risk based capital ratio increased to 12.2% from 11.8% during the quarter due to the decline in assets and the increase in equity.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Summary:    Berkshire’s results in 2013 include 2012 business combinations completed subsequent to the first quarter of 2012.  As a result, most categories of revenue and expense increased due to these acquisitions.  Earnings per share were affected by the issuance of additional Berkshire common shares related to these acquisitions.  All references to revenue and expense in this discussion exclude discontinued operations of Legacy branches, which were divested in the first quarter of 2012.

Berkshire’s first quarter operating results improved in 2013 compared to 2012.  Berkshire has benefited from positive operating leverage with revenue growth exceeding expense growth.  This has been due to the combination of business development, acquisitions, and improvements in efficiency.  The positive operating leverage has also been reflected in profitability measures including return on assets and return on equity.  The Company has maintained an asset sensitive net interest income profile, as management has chosen to sacrifice current yield to protect earnings in the event of future rate increases.  The Company is also absorbing the costs of ongoing branch and business expansion in its cost of operations.  Berkshire is balancing current period earnings growth with disciplines and investments intended to support future earnings results.

First quarter net income increased by $4.6 million (79%) to $10.5 million.  Earnings per share increased by $0.14 to $0.42, which was a 50% increase over prior year first quarter results.  The $0.14 increase in earnings per share included the contribution from 2012 business combinations together with the benefit of positive operating leverage resulting from general business expansion.

During the most recent quarter, Berkshire’s return on assets was 0.80% and its return on equity was 6.3%.  These measures were improved from 0.59% and 4.2% in the prior year first quarter.  These measures are net of merger and conversion related expenses, which totaled $0.20 per share (before tax) in both periods.  The Company also evaluates its profitability before the impact of these charges in assessing the level and trend of its operating profitability.

The Company believes that its expansion has provided it with a number of diversified levers that it can utilize to continue to generate growth in earnings and market share.  In addition to the improvement compared to 2012, Berkshire’s results in the most recent quarter represented an improvement over results in the final quarter of 2012, including a 12% increase in net income and an 11% increase in earnings per share.

Revenue.  Total first quarter net revenue increased by $15.8 million (39%) to $56.7 million in 2013 compared to 2012.  Annualized revenue per share increased by 16% to $9.03 from $7.78, demonstrating the top line accretive benefit of Berkshire’s growth initiatives.  Fee income increased to 25% of revenue from 23% including the benefit of acquired mortgage banking operations.  Berkshire’s goal is to increase fee income as a percentage of total revenue in order to diversify revenue sources and increase opportunities to improve wallet share with its customers and market share in its regions.

Net Interest Income.  Growth in net interest income has included the benefit of growth from business development as well as the business combinations.  Berkshire’s goal is to generate ongoing growth in net interest income, driven by market share gains in loan volume.  Together with accompanying growth in fee income, this is intended to produce growth in net income and profitability metrics.

First quarter net interest income increased by $10.8 million (35%) to $41.9 million in 2013 compared to 2012.  This included the benefit of a 31% increase in average earning assets and an improvement in the net interest margin to 3.73% from 3.62%.  Net interest income includes the net benefit from loan purchase accounting accretion, which totaled $3.8 million and $0.5 million in 2013 and 2012, respectively.  This income contributed approximately 0.33% and 0.06% to the net interest margin in these years, respectively.  The benefit in the most recent period included approximately $2.3 million in benefit (0.20% to the net interest margin) from collections of discounted acquired impaired loans.   Business combinations in the last two years have included the recordation of credit related discounts primarily on impaired and higher risk commercial loans.  These include accretable discounts which are recorded to net interest income over the expected life of the loan and nonaccretable discounts which may give rise to recoveries that are recorded to income if the Company succeeds in collecting the loan for an amount which exceeds the permanent net loss originally attributed to the loan.

Excluding the benefit of loan purchase account accretion, the net interest margin decreased by approximately 0.16% from year-to-year, reflecting the ongoing yield compression on earning assets due to the persistent low interest rate environment.  Berkshire maintains a close focus on its loan and deposit pricing disciplines to lessen the impact of market yield compression.  Berkshire has also balanced its portfolio growth and funding sources to support the net interest margin and to support the ongoing organic growth in market share as it continues to pursue strategic growth in its regional markets.  Berkshire maintains an asset sensitive interest rate risk profile so that any future rate increases from the current low rate environment are expected to benefit net interest income.

The balance of accretable yield remaining for acquired impaired loans stood at $5.7 million at March 31, 2013 and most of this balance was expected to be recorded to net interest income over the next several quarters.  Changes in loan prepayment speeds and recoveries of nonaccretable discount have introduced more volatility to the net interest margin over the last several periods.  There was no significant change in net interest income in the most recent quarter compared to the final quarter of 2012.  A slight increase in average earning assets related to a full quarter benefit from the Beacon acquisition was offset by a lower number of calendar days in which to generate net interest income.

Non-Interest Income.  Total first quarter non-interest income increased by $5.0 million (51%) to $14.8 million in 2013 compared to 2012.  This included the benefit of business development as well as business combinations. The increase included a $2.0 million increase in mortgage banking fees as a result of the acquisition of the Eastern Massachusetts mortgage banking operations in the second quarter of 2012.  Mortgage banking revenue is recorded when application rate locks are recorded.  The increase in other loan related income included a $0.4 million increase in income from the sale of seasoned residential mortgages in conjunction with the portfolio adjustment discussed previously.  The ratio of deposit related fees to average deposits decreased to 0.42% annualized from 0.45% due to lower fee income in acquired business operations; this ratio was down seasonally from 0.44% in the final quarter of 2012.  Insurance related income increased by 9% and wealth management income increased by 19% from year-to-year including the benefit of improved operating conditions in these business lines.  Insurance revenues include a seasonal component in the first half of the year related to contingency income; this seasonality was reduced beginning in 2012 due to a restructuring of the revenue structure with insurance providers.  Total wealth and investment assets under management increased during the most recent quarter to $1.15 billion including the benefit of business development and improved securities market prices.  Included in other non-interest income is a $0.7 million credit for income on bank owned life insurance policies, which is partially offset by a $0.4 million charge representing the loss on investment tax credit limited partnership interests. This loss is offset by a $0.5 million credit to income tax expense representing the net tax benefit of these investments in renewable energy, low income housing, and other tax credit partnerships.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end.  The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the allowance was included in the discussion of financial condition.  The first quarter loan loss provision increased to $2.4 million in 2013 compared to $2.0 million in 2012 due primarily to growth in loans from business activities.  The provision exceeded the level of net loan charge-offs, resulting in an increase in the total allowance for loan losses.

Non-Interest Expense.  First quarter non-interest expense increased from year-to-year primarily due to the impact of the 2012 business combinations, together with costs related to business development and expansion.  Non-interest expense included merger and conversion related expenses in both years.  First quarter non-interest expense increased by $9.3 million (31%) to $39.5 million in 2013 compared to 2012.  Berkshire’s goal is to generate positive operating leverage, with revenue growth exceeding expense growth.  The 39% growth in first quarter revenue exceeded expense growth and contributed towards this objective for the subject periods of this report.  Of note, non-interest expense also includes noncash charges for the amortization of intangible assets. Full time equivalent staff totaled 1,004 at March 31, 2013, compared to 1,012 at year-end 2012.

Net Income From Continuing Operations.  First quarter earnings from continuing operations increased by $4.0 million (61%) to $10.5 million in 2013 compared to 2012.  The effective income tax rate on continuing operations increased to 30% from 26%.  The increase in rate is primarily due to the higher level of pretax income in 2013 and the lower proportionate benefit of tax advantaged income from investments and bank owned life insurance.

Net Loss From Discontinued Operations.  The net loss from discontinued operations was $0.6 million ($0.3 per share) in the first quarter of 2012.  Berkshire originally designated certain Legacy branches as held for sale and as discontinued operations in the third quarter of 2011, and Berkshire continued to operate these branches until sold. The loss in 2012 related to the sale of the final four branches in January 2012 and included the costs of completing the sale, and a $0.4 million charge to income tax expense due to the non-deductibility of the goodwill associated with these branches.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance. First quarter results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed. In the insurance segment, revenues increased from year-to-year per the earlier discussion of non-interest income, and expenses decreased.  As a result, first quarter insurance segment earnings increased to $536 thousand from $318 thousand.  The Parent’s income primarily reflected changes in the Bank’s income.  In 2013, the Bank paid a $7 million dividend to the parent which was recorded in the Parent’s net interest income.  The Bank’s retained earnings are recorded in the Parent’s non-interest income.  In 2012, the Bank did not pay a first quarter dividend to the Parent, and so none of its earnings were included in the Parent’s net interest income.  Most of the parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income, which was $1.3 million in the first quarter of 2013 and $1.0 million in the first quarter of 2012.  Other comprehensive income has generally reflected the benefit of lower interest rates.  This benefit was primarily related to unrealized gains on derivative hedges in 2013 and to unrealized gains on available for sale securities in 2012.  Including this income, total comprehensive income was $11.8 million in the first quarter of 2013, compared to $6.8 million in the first quarter of 2012.

Liquidity and Cash Flows.  Net proceeds from reductions in residential mortgages were the primary source of funds in the first quarter of 2013, and reinvestments of these funds in securities available for sale were the primary use of funds.  Additionally, liquid assets including cash and cash equivalents and loans held for sale decreased and these funds were used to pay down overnight borrowings.  FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes.  The Company also uses interest rate swaps in managing its funds sources and uses.   At the end of the most recent quarter, the Company had approximately $778 million in borrowing availability with the Federal Home Loan Bank.

Berkshire Hills Bancorp had a cash balance totaling $31 million as of March 31, 2013, which was on deposit with Berkshire Bank.  The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  The Parent also has a $10 million revolving line of credit provided by a correspondent bank.  The primary long run routine uses of funds by the parent include the payment of cash dividends on common stock and debt service.  The Parent’s cash balance decreased by $9 million from $40 million at the start of the quarter due to the clean-up of

$10 million in short term line of credit borrowings which were outstanding at year-end.  During the first quarter of 2013, Berkshire Bank paid a $7 million cash dividend to the Parent which funded stockholder dividends and debt service.  Stock option exercises provided $1.8 million in cash and treasury stock repurchases utilized $2.4 million in cash.  The Company repurchased the remaining 98 thousand shares authorized in its existing stock buyback program and announced a new 500,000 share repurchase program for which no repurchases had been completed as of March 31, 2013.  The Company expects to fund treasury stock repurchases with dividends from subsidiaries and from capital markets activities.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements.   At March 31, 2013, Berkshire Bank continued to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2012 Form 10-K.

As discussed in the 2012 Form 10-K and in Item 1A of this Form, there are financial system reforms which became federal law in July 2010 and which constitute the most significant regulatory and systemic reform since the 1930s.  It cannot be determined at this time what the full effects of the reforms will be.  Some of the reforms are intended to increase required capital levels in the banking system.

Beginning with reports to be filed in April 2013, the Company will begin reporting consolidated holding company regulatory capital ratios with its regulator, the Federal Reserve Bank of Boston, as if it was chartered as a bank holding company.  This represents a further step in the transition from its previous federal regulator, The Office of Thrift Supervision, which was phased out based on federal legislation in 2011.  The Company continues to be chartered as a Savings and Loan Holding Company and, as such, is not required to meet regulatory capital requirements applicable to bank holding companies.  The Company expects that at a future time, it will be required to meet the same requirements as bank holding companies and that prior to that time, the level and trend of these financial metrics will be considered by the Federal Reserve Bank in its supervision of the Company’s activities.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2012 Form 10-K and information relating to payments due under contractual obligations is presented in the 2012 Form 10-K.  Information about derivative financial instruments and hedging activities is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.  There were no significant changes in off-balance sheet arrangements and contractual obligations during the first quarter of 2013.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies nor  in the difference between carrying value and fair value of financial instruments at March 31, 2013 compared to December 31, 2012.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk nor in the Company’s net market risk position during the first three months of 2013.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2012.

As discussed in Item 2, Berkshire has a targeted position to maintain a moderately asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.  The Company measures this sensitivity primarily by evaluating the impact of ramped interest rate changes in the 12 month and 24 month time horizons.  Due to an uptick in interest rates in the first quarter (much of which reversed near to and subsequent to quarter-end), refinancing volumes in the lending markets decreased.  This contributed to lower prepayment speeds and modestly less sensitivity of net interest income to further increases in interest rates.  During the most recent quarter, the Company reduced the duration of its residential mortgage assets by shifting certain balances from residential mortgage loans to shorter duration mortgage backed securities.  As previously discussed, this contributed to a reduction in the Company’s exposure to fixed rate loans with repricing horizons over five years.  Additionally, the Company increased its utilization of forward starting interest rate swaps, which were primarily targeted to forward start in 18-24 months.  These activities collectively reduced the Company’s exposure to interest rate risk in periods beyond 24 months but did not significantly change its interest rate risk measured in the next 24 months based on its interest sensitivity modeling.  The Company had determined that its asset sensitive interest rate risk profile had decreased in 2012 as a result of operating activities, business combinations, and capital markets activities.  Balance sheet growth in the two most recent quarters was below the Company’s expectations and the generation of new variable rate earning assets was also below the Company’s expectations.  Balance sheet changes in the most recent quarter to provide additional medium term protection from rising interest rates were an alternate strategy to accomplish the Company’s interest rate risk management objectives in light of lower than anticipated generation of variable rate earning assets.

Please see the additional discussion in Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2012 regarding the Company’s asset liability management strategies in the current and anticipated interest rate environment.

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

PART II

ITEM 1.                                                LEGAL PROCEEDINGS

As of March 31, 2013, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 1A.                                       RISK FACTORS

There have been no material additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the most recent quarter, the Company completed the systems conversion related to the operations acquired from Beacon.  The Company recruited a new commercial banking team in Eastern Massachusetts and new commercial banking leadership in Central New York.  The Company has ongoing projects and processes related to its organization, operating methods, and integration of its newly acquired operations, newly recruited teams, and recently installed systems.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                 No Company unregistered securities were sold during the quarter ended March 31, 2013.

(b)                 Not applicable.

(c)                  The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2013.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2013 (1)	55,855	$22.88	—	97,993
February 1-28, 2013	—	—	—	97,993
March 1-31, 2013	97,993	24.84	97,993	500,000
Total	153,848

(1) Shares represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans and shares used in a constructive exchange of stock options.

On December 14, 2007, the Company authorized the purchase of up to 300,000 additional shares, from time to time, subject to market conditions. The repurchase plan was completed during the first quarter of 2013.

On March 26, 2013, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500,000 shares of the Company’s common stock, which represents approximately 2.0% of the Company’s issued and outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The program will continue until it is completed or terminated by the Board of Directors.  The Company has no intentions to terminate this program or to cease any future potential purchases.  As of March 31, 2013, there were no stock purchases which had been completed under this new stock repurchase program.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (3)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Kevin P. Riley (4)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (5)
10.4	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (6)
10.5	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (7)
10.6	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (7)
10.7	Form of Berkshire Bank Employee Severance Compensation Plan (1)
10.8	Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (8)
10.9	Severance Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Patrick J. Sullivan, dated as of December 21, 2010 (8)
10.10	Non-Competition and Consulting Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and J. Williar Dunlaevy, dated as of April 6, 2011 (8)
10.11	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (9)
10.12	Form of Split Dollar Agreement entered into with Michael P. Daly, Kevin P. Riley, Sean A. Gray, and Richard M. Marotta (10)
10.13	Endorsement Agreement by and among Berkshire Hills Bancorp, Inc. and Geno Auriemma dated as of May 14, 2012 (11)
10.14	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (12)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32	Certifications pursuant to 18 U.S.C. 1350
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Statements of Condition as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements. (13)

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on December 18, 2012.
(3)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(5)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(6)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(7)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(8)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-4 as filed on April 20, 2011, Registration No. 333-173404.
(9)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.
(10)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(11)	Incorporated herein by reference from the Exhibit 10.16 to the Form 10-Q as filed on August 16, 2012.
(12)	Incorporated herein by reference from the Proxy Statement for the 2013 Annual Meeting of Shareholders filed on April 2, 2013
(13)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2013	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: May 10, 2013	By:	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial
Officer