Form 10-Q/A
period 2013-03-31
BERKSHIRE HILLS BANCORP INC
filed 2013-05-10
CIK 1108134

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒      Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission File No. 000-51584

Berkshire Hills Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3510455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

24 North Street, Pittsfield, Massachusetts	01201
(Address of Principal Executive Offices)	Zip Code

(413) 443-5601

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The Registrant had 25,078,040 shares of common stock, par value $0.01 per share, outstanding as of May 7, 2013.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Berkshire Hills Bancorp, Inc. (the “Company”) for the quarterly period ended March 31, 2013, as filed with the Securities and Exchange Commission on May 10, 2013 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  The attached Exhibit 101 was inadvertently omitted from the original Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.                Exhibits

31.1        Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2        Certification pursuant to Rule 13a-14(a)/15d-14(a)

32        Certifications pursuant to 18 U.S.C. 1350

101       The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements. (1)

(1)         This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Date: May 10, 2013	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Date: May 10, 2013	/s/ Kevin P. Riley
Kevin P. Riley
Executive Vice President and Chief Financial Officer