Form 10-Q
period 2013-06-30
BERKSHIRE HILLS BANCORP INC
filed 2013-08-09
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-15781

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

The Registrant had 25,037,291 shares of common stock, par value $0.01 per share, outstanding as of August 5, 2013.

BERKSHIRE HILLS BANCORP, INC.

FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2013	2012
Assets
Cash and due from banks	$56,623	$63,382
Short-term investments	23,482	34,862
Total cash and cash equivalents	80,105	98,244

Trading security	15,566	16,893
Securities available for sale, at fair value	568,268	466,169
Securities held to maturity (fair values of $50,056 and $52,490)	49,604	51,024
Federal Home Loan Bank stock and other restricted securities	37,667	39,785
Total securities	671,105	573,871

Loans held for sale, at fair value	64,101	85,368

Residential mortgages	1,232,488	1,324,251
Commercial mortgages	1,352,913	1,413,544
Commercial business loans	643,924	600,126
Consumer loans	641,350	650,733
Total loans	3,870,675	3,988,654
Less: Allowance for loan losses	(33,248)	(33,208)
Net loans	3,837,427	3,955,446

Premises and equipment, net	88,644	86,461
Other real estate owned	2,713	1,929
Goodwill	256,118	255,199
Other intangible assets	16,337	19,059
Cash surrender value of bank-owned life insurance policies	89,592	88,198
Deferred tax assets, net	60,410	57,729
Other assets	57,579	75,305
Total assets	$5,224,131	$5,296,809

Liabilities
Demand deposits	$644,059	$673,921
NOW deposits	356,695	379,880
Money market deposits	1,295,771	1,439,632
Savings deposits	444,586	436,387
Time deposits	1,074,112	1,170,589
Total deposits	3,815,223	4,100,409
Short-term debt	415,720	163,150
Long-term Federal Home Loan Bank advances	175,106	195,321
Subordinated notes	89,647	89,617
Total borrowings	680,473	448,088
Other liabilities	55,465	81,047
Total liabilities	4,551,161	4,629,544

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 26,525,466 shares issued and 25,095,578 shares outstanding in 2013; 26,525,466 shares issued and 25,148,522 shares outstanding in 2012)	265	265
Additional paid-in capital	586,401	585,360
Unearned compensation	(5,385)	(3,035)
Retained earnings	132,930	122,014
Accumulated other comprehensive loss	(6,210)	(2,979)
Treasury stock, at cost (1,429,888 shares in 2013 and 1,376,944 shares in 2012)	(35,031)	(34,360)
Total stockholders’ equity	672,970	667,265
Total liabilities and stockholders’ equity	$5,224,131	$5,296,809

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest and dividend income
Loans	$45,443	$38,787	$92,524	$73,838
Securities and other	4,254	3,869	8,054	7,490
Total interest and dividend income	49,697	42,656	100,578	81,328
Interest expense
Deposits	5,052	5,482	10,415	10,984
Borrowings and junior subordinated notes	3,541	2,121	7,122	4,146
Total interest expense	8,593	7,603	17,537	15,130
Net interest income	41,104	35,053	83,041	66,198
Non-interest income
Loan related income	2,644	1,479	5,361	2,650
Mortgage banking income	2,129	2,045	4,346	2,247
Deposit related fees	4,805	3,963	9,064	7,463
Insurance commissions and fees	2,407	2,768	5,404	5,514
Wealth management fees	2,070	1,757	4,334	3,657
Total fee income	14,055	12,012	28,509	21,531
Other	546	269	890	510
Gain on sale of securities, net	1,005	7	1,005	7
Non-recurring gain	—	—	—	42
Total non-interest income	15,606	12,288	30,404	22,090
Total net revenue	56,710	47,341	113,445	88,288
Provision for loan losses	2,700	2,250	5,100	4,250
Non-interest expense
Compensation and benefits	18,151	15,638	35,892	29,227
Occupancy and equipment	5,737	4,490	11,505	8,885
Technology and communications	3,480	2,258	6,471	4,216
Marketing and promotion	603	778	1,241	1,129
Professional services	1,764	1,493	3,254	2,858
FDIC premiums and assessments	890	870	1,718	1,551
Other real estate owned and foreclosures	284	(6)	307	173
Amortization of intangible assets	1,345	1,357	2,722	2,668
Merger and conversion related expenses	775	4,085	5,839	8,308
Other	4,906	3,221	8,469	5,363
Total non-interest expense	37,935	34,184	77,418	64,378

Income from continuing operations before income taxes	16,075	10,907	30,927	19,660
Income tax expense	4,038	2,921	8,425	5,193
Net income from continuing operations	12,037	7,986	22,502	14,467
Loss from discontinued operations before income taxes (including gain on disposal of $63 in 2012)	—	—	—	(261)
Income tax expense	—	—	—	376
Net loss from discontinued operations	—	—	—	(637)
Net income	$12,037	$7,986	$22,502	$13,830

Basic earnings per share:
Continuing operations	$0.49	$0.37	$0.91	$0.68
Discontinued operations	—	—	—	(0.03)
Total basic earnings per share	$0.49	$0.37	$0.91	$0.65

Diluted earnings per share:
Continuing operations	$0.48	$0.37	$0.90	$0.68
Discontinued operations	—	—	—	(0.03)
Total diluted earnings per share	$0.48	$0.37	$0.90	$0.65

Weighted average common shares outstanding:
Basic	24,779	21,742	24,863	21,349
Diluted	24,956	21,806	25,049	21,434

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Net income	$12,037	$7,986	$22,502	$13,830
Other comprehensive income, before tax:
Changes in unrealized gains and losses on securities available-for-sale	(13,431)	1,394	(12,698)	2,687
Changes in unrealized gains and losses on derivative hedges	6,155	(2,488)	7,598	(2,204)
Changes in unrealized gains and losses on terminated swaps	236	235	471	471
Changes in unrealized gains and losses on pension	—	(256)	—	(256)
Income taxes related to other comprehensive income:
Changes in unrealized gains and losses on securities available-for-sale	5,077	(450)	4,758	(964)
Changes in unrealized gains and losses on derivative hedges	(2,481)	1,152	(3,057)	946
Changes in unrealized gains and losses on terminated swaps	(95)	(31)	(303)	(131)
Total other comprehensive (loss) income	(4,539)	(444)	(3,231)	549
Total comprehensive income	$7,498	$7,542	$19,271	$14,379

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	loss	stock	Total

Balance at December 31, 2011	21,148	$229	$494,304	$(2,790)	$109,477	$(4,885)	$(42,970)	$553,365

Comprehensive income:
Net income	—	—	—	—	13,830	—	—	13,830
Other comprehensive income	—	—	—	—	—	549	—	549
Total comprehensive income								14,379
Acquisition of The Connecticut Bank and Trust Company	965	9	21,981	—	—	—	—	21,990
Cash dividends declared ($0.34 per share)	—	—	—	—	(7,372)	—	—	(7,372)
Forfeited shares	(8)	—	11	169	—	—	(180)	—
Exercise of stock options	13	—	—	—	(64)	—	335	271
Restricted stock grants	64	—	(148)	(1,476)	—	—	1,624	—
Stock-based compensation	—	—	—	897	—	—	—	897
Net tax benefit related to stock-based compensation	—	—	35	—	—	—	—	35
Other, net	(13)	—	—	—	—	—	(295)	(295)

Balance at June 30, 2012	22,169	$238	$516,183	$(3,200)	$115,871	$(4,336)	$(41,486)	$583,270

Balance at December 31, 2012	25,148	$265	$585,360	$(3,035)	$122,014	$(2,979)	$(34,360)	$667,265

Comprehensive income:
Net income	—	—	—	—	22,502	—	—	22,502
Other comprehensive loss	—	—	—	—	—	(3,231)	—	(3,231)
Total comprehensive income								19,271
Cash dividends declared ($0.36 per share)	—	—	—	—	(9,068)	—	—	(9,068)
Treasury stock purchased	(348)	—	—	—	—	—	(8,868)	(8,868)
Forfeited shares	(6)	—	10	140	—	—	(150)	—
Exercise of stock options	195	—	—	—	(2,518)	—	5,100	2,582
Restricted stock grants	155	—	(690)	(3,717)	—	—	4,407	—
Stock-based compensation	—	—	585	1,227	—	—	—	1,812
Net tax benefit related to stock-based compensation	—	—	1,150	—	—	—	—	1,150
Other, net	(48)	—	(14)	—	—	—	(1,160)	(1,174)
Balance at June 30, 2013	25,096	$265	$586,401	$(5,385)	$132,930	$(6,210)	$(35,031)	$672,970

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$22,502	$13,830
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,100	4,250
Net amortization of securities	739	986
Change in unamortized net loan costs and premiums	(2,890)	(461)
Premises and equipment depreciation and amortization expense	3,610	2,921
Stock-based compensation expense	1,812	895
Accretion of purchase accounting entries, net	(8,884)	(3,541)
Amortization of other intangibles	2,722	2,668
Excess tax loss from stock-based payment arrangements	(1,150)	(35)
Income from cash surrender value of bank-owned life insurance policies	(1,394)	(1,281)
Gain on sales of securities, net	(1,005)	(48)
Net decrease (increase) in loans held for sale	21,267	(9,561)
Loss on disposition of assets	1,596	1,527
(Gain) loss on sale of real estate	(67)	28
Net change in other	(938)	3,925
Net cash provided by operating activities	43,020	16,103

Cash flows from investing activities:
Net decrease in trading security	253	240
Proceeds from sales of securities available for sale	4,591	32,440
Proceeds from maturities, calls and prepayments of securities available for sale	66,176	47,006
Purchases of securities available for sale	(185,300)	(89,843)
Proceeds from maturities, calls and prepayments of securities held to maturity	2,493	25,775
Purchases of securities held to maturity	(1,073)	(8,685)
Net decrease (increase) in loans	120,860	(200,668)
Net cash used for Divestiture	—	(48,890)
Proceeds from sale of Federal Home Loan Bank stock	2,118	1,861
Purchase of premises and equipment, net	1,472	1,872
Acquisitions, net of cash paid	—	(58,150)
Proceeds from sale of other real estate	(7,280)	(11,604)
Net cash provided by (used in) investing activities	4,310	(308,646)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Six months ended June 30,
(In thousands)	2013	2012

Cash flows from financing activities:
Net (decrease) increase in deposits	(283,650)	98,609
Proceeds from Federal Home Loan Bank advances and other borrowings	491,360	231,595
Repayments of Federal Home Loan Bank advances and other borrowings	(258,975)	(39,891)
Net proceeds from reissuance of treasury stock	—	271
Purchase of treasury stock	(8,868)	—
Exercise of stock options	2,582	—
Excess tax loss from stock-based payment arrangements	1,150	35
Common stock cash dividends paid	(9,068)	(7,372)
Net cash (used in) provided by financing activities	(65,469)	283,247

Net change in cash and cash equivalents	(18,139)	(9,296)

Cash and cash equivalents at beginning of year	98,244	75,782

Cash and cash equivalents at end of year	$80,105	$66,486

Supplemental cash flow information:
Interest paid on deposits	$10,411	$10,984
Interest paid on borrowed funds	7,018	4,146
Income taxes paid (refunded), net	978	(965)

Acquisition of non-cash assets and liabilities:
Assets acquired	—	342,786
Liabilities assumed	(919)	(253,155)

Other non-cash changes:
Other net comprehensive income	(3,231)	549
Real estate owned acquired in settlement of loans	2,189	320

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

NOTE 2.               RECENT ACCOUNTING PRONOUNCEMENTS

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption had no impact on the Company’s consolidated statements of income and condition. See Note 12 to the Consolidated Financial Statements for the disclosures required by ASU No. 2011-11 and ASU No. 2013-01.

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

NOTE 3.               TRADING ACCOUNT SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $13.4 million and $13.6 million, and a fair value of $15.6 million and $16.9 million, at June 30, 2013 and December 31, 2012, respectively. As discussed further in Note 12 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at June 30, 2013.

NOTE 4.               SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Securities available for sale
Debt securities:
Municipal bonds and obligations	$81,855	$2,908	$(1,732)	$83,031
Government guaranteed residential mortgage-backed securities	38,473	395	(216)	38,652
Government-sponsored residential mortgage-backed securities	358,175	2,049	(5,495)	354,729
Corporate bonds	41,001	55	(1,821)	39,235
Trust preferred securities	16,990	1,533	(1,766)	16,757
Other bonds and obligations	3,364	1	(139)	3,226
Total debt securities	539,858	6,941	(11,169)	535,630
Equity securities:
Marketable equity securities	30,390	2,763	(515)	32,638
Total securities available for sale	570,248	9,704	(11,684)	568,268

Securities held to maturity
Municipal bonds and obligations	7,779	—	—	7,779
Government-sponsored residential mortgage-backed securities	75	4	—	79
Tax advantaged economic development bonds	40,974	1,123	(675)	41,422
Other bonds and obligations	776	—	—	776
Total securities held to maturity	49,604	1,127	(675)	50,056

Total	$619,852	$10,831	$(12,359)	$618,324

December 31, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$79,498	$5,359	$(100)	$84,757
Government guaranteed residential mortgage-backed securities	42,305	805	(18)	43,092
Government-sponsored residential mortgage-backed securities	275,940	2,732	(79)	278,593
Corporate bonds	9,998	117	(108)	10,007
Trust preferred securities	21,784	1,089	(1,916)	20,957
Other bonds and obligations	3,459	17	(4)	3,472
Total debt securities	432,984	10,119	(2,225)	440,878

Marketable equity securities	22,467	3,187	(363)	25,291
Total securities available for sale	455,451	13,306	(2,588)	466,169

Securities held to maturity
Municipal bonds and obligations	8,295	—	—	8,295
Government-sponsored residential mortgage-backed securities	76	7	—	83
Tax advantaged economic development bonds	41,678	1,837	(378)	43,137
Other bonds and obligations	975	—	—	975
Total securities held to maturity	51,024	1,844	(378)	52,490

Total	$506,475	$15,150	$(2,966)	$518,659

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at June 30, 2013 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$3,099	$3,153	$4,718	$4,718
Over 1 year to 5 years	7,180	7,224	3,703	3,749
Over 5 years to 10 years	53,538	52,174	27,441	27,821
Over 10 years	79,393	79,698	13,667	13,689
Total bonds and obligations	143,210	142,249	49,529	49,977

Marketable equity securities	30,390	32,638	—	—
Residential mortgage-backed securities	396,648	393,381	75	79

Total	$570,248	$568,268	$49,604	$50,056

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2013

Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,732	$15,261	$—	$—	$1,732	$15,261
Government-guaranteed residential mortgage-backed securities	216	8,932	—	—	216	8,932
Government-sponsored residential mortgage-backed securities	5,495	234,176	—	—	5,495	234,176
Corporate bonds	1,776	29,227	45	6,955	1,821	36,182
Trust preferred securities	36	1,506	1,730	1,872	1,766	3,378
Other bonds and obligations	139	2,871	—	—	139	2,871
Total debt securities	9,394	291,973	1,775	8,827	11,169	300,800

Marketable equity securities	187	6,312	328	1,672	515	7,984
Total securities available for sale	9,581	298,285	2,103	10,499	11,684	308,784

Securities held to maturity
Tax advantaged economic development bonds	675	8,825	—	—	675	8,825
Total securities held to maturity	675	8,825	—	—	675	8,825

Total	$10,256	$307,110	$2,103	$10,499	$12,359	$317,609

December 31, 2012

Securities available for sale
Debt securities:
Municipal bonds and obligations	$100	$4,140	$—	$—	$100	$4,140
Government guaranteed residential mortgage-backed securities	18	5,108	—	—	18	5,108
Government-sponsored residential mortgage-backed securities	69	31,433	10	5,366	79	36,799
Corporate bonds	—	—	108	6,892	108	6,892
Trust preferred securities	1	2,754	1,915	1,686	1,916	4,440
Other bonds and obligations	4	2,055	—	—	4	2,055
Total debt securities	192	45,490	2,033	13,944	2,225	59,434

Marketable equity securities	90	1,410	273	1,727	363	3,137
Total securities available for sale	$282	$46,900	$2,306	$15,671	$2,588	$62,571

Securities held to maturity
Tax advantaged economic development bonds	378	8,129	—	—	378	8,129
Total securities held to maturity	378	8,129	—	—	378	8,129

Total	$660	$55,029	$2,306	$15,671	$2,966	$70,700

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2013, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2013:

AFS municipal bonds and obligations

At June 30, 2013, 24 of the total 140 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 10.2% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market.  At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk.  There were no material underlying credit downgrades during the second quarter of 2013.  All securities are performing.

AFS residential mortgage-backed securities

At June 30, 2013, 59 out of the total 191 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.3% of the amortized cost of securities in unrealized loss positions within the AFS portfolio. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the past quarter. All securities are performing.

AFS corporate bonds

At June 30, 2013, 8 out of the total 9 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represented 4.8% of the amortized cost of the securities. All 8 securities remain investment grade rated and the market value of the securities supports the Company’s amortized value. All securities are performing.

AFS trust preferred securities

At June 30, 2013, 3 out of the total 6 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 34.3% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis. 4 of the 6 securities contain at least one below investment grade ratings by the three major rating agencies.  The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

At June 30, 2013, $1.6 million of the total unrealized losses was attributable to a $2.8 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security collateralized by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $1 million, for potential other-than-temporary-impairment (“OTTI”) at June 30, 2013 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $46 million in excess subordination above current and projected losses. The security is performing.

AFS other bonds and obligations

At June 30, 2013, 2 of the total 9 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.6% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2013. All securities are performing.

HTM tax advantaged economic development bonds

At June 30, 2013, 2 of the total 8 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 7.1% of the amortized cost of securities in unrealized loss positions. The Company has the intent of maintaining these bonds to recovery. All securities are performing.

Marketable Equity Securities

In evaluating its marketable equity securities portfolio for OTTI, the Company considers its ability to more likely than not hold an equity security to recovery.  The Company additionally considers other various factors including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings.

At June 30, 2013, 5 out of the total 23 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 6.1% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at June 30, 2013. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTE 5.               LOANS

The Company’s loan portfolio is segregated into the following segments: residential mortgage, commercial mortgage, commercial business, and consumer. Residential mortgage loans include classes for 1- 4 family owner occupied and construction loans.  Commercial mortgage loans include construction, single and multi-family, and commercial real estate classes.  Commercial business loans include asset based lending loans, lease financing and other commercial business loan classes.  Consumer loans include home equity, direct and indirect auto and other.  These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses.

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

Total loans include business loans and acquired loans. Acquired loans are those loans acquired from the acquisitions of Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	June 30, 2013
(In thousands)	Business Loans	Acquired Loans	Total

Residential mortgages
1-4 family	$836,575	$369,946	$1,206,521
Construction	20,268	5,699	25,967
Total residential mortgages	856,843	375,645	1,232,488

Commercial mortgages:
Construction	110,609	17,750	128,359
Single and multi-family	57,520	71,318	128,838
Commercial real estate	785,828	309,888	1,095,716
Total commercial mortgages	953,957	398,956	1,352,913

Commercial business loans:
Asset based lending	263,132	3,935	267,067
Other commercial business loans	292,746	84,111	376,857
Total commercial business loans	555,878	88,046	643,924

Total commercial loans	1,509,835	487,002	1,996,837

Consumer loans:
Home equity	230,121	80,163	310,284
Other	105,109	225,957	331,066
Total consumer loans	335,230	306,120	641,350

Total loans	$2,701,908	$1,168,767	$3,870,675

	December 31, 2012
(In thousands)	Business Loans	Acquired Loans	Total

Residential mortgages:
1-4 family	$870,322	$427,210	$1,297,532
Construction	20,344	6,375	26,719
Total residential mortgages	890,666	433,585	1,324,251

Commercial mortgages:
Construction	150,694	17,131	167,825
Single and multi-family	43,332	80,488	123,820
Commercial real estate	768,867	353,032	1,121,899
Total commercial mortgages	962,893	450,651	1,413,544

Commercial business loans:
Asset based lending	255,265	2,830	258,095
Other commercial business loans	234,662	107,369	342,031
Total commercial business loans	489,927	110,199	600,126

Total commercial loans	1,452,820	560,850	2,013,670

Consumer loans:
Home equity	205,892	119,509	325,401
Other	76,258	249,074	325,332
Total consumer loans	282,150	368,583	650,733

Total loans	$2,625,636	$1,363,018	$3,988,654

The carrying amount of the acquired loans at June 30, 2013 totaled $1.17 billion.  These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $42.7 million and loans that were considered not impaired at the acquisition date with a carrying amount of $1.13 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

	Three months ended June 30,
(In thousands)	2013	2012
Balance at beginning of period	$5,666	$668
Acquisitions	—	2,816
Sales	(301)	—
Reclassification from nonaccretable difference for loans with improved cash flows	—	—
Changes in expected cash flows that do not affect nonaccretable difference	—	—
Accretion	(2,037)	(930)
Balance at end of period	$3,328	$2,554

	Six months ended June 30,
(In thousands)	2013	2012
Balance at beginning of period	$8,247	$1,277
Acquisitions	—	2,816
Sales	(301)	—
Reclassification from nonaccretable difference for loans with improved cash flows	—	—
Changes in expected cash flows that do not affect nonaccretable difference	—	—
Accretion	(4,618)	(1,539)
Balance at end of period	$3,328	$2,554

The following is a summary of past due loans at June 30, 2013 and December 31, 2012:

Business Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2013
Residential mortgages:
1-4 family	$3,491	$594	$7,827	$11,912	$824,663	$836,575	$3,100
Construction	—	—	152	152	20,116	20,268	111
Total	3,491	594	7,979	12,064	844,779	856,843	3,211
Commercial mortgages:
Construction	412	—	4,318	4,730	105,879	110,609	—
Single and multi-family	237	—	343	580	56,940	57,520	—
Commercial real estate	6,872	2,062	7,216	16,150	769,678	785,828	602
Total	7,521	2,062	11,877	21,460	932,497	953,957	602
Commercial business loans:
Asset based lending	—	—	—	—	263,132	263,132	—
Other commercial business loans	300	274	2,638	3,212	289,534	292,746	92
Total	300	274	2,638	3,212	552,666	555,878	92
Consumer loans:
Home equity	766	207	1,828	2,801	227,320	230,121	530
Other	479	94	251	824	104,285	105,109	144
Total	1,245	301	2,079	3,625	331,605	335,230	674
Total	$12,557	$3,231	$24,573	$40,361	$2,661,547	$2,701,908	$4,579

Business Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2012
Residential mortgages:
1-4 family	$4,105	$1,291	$8,061	$13,457	$856,865	$870,322	$1,563
Construction	—	210	48	258	20,086	20,344	48
Total	4,105	1,501	8,109	13,715	876,951	890,666	1,611
Commercial mortgages:
Construction	—	—	4,668	4,668	146,026	150,694	—
Single and multi-family	616	—	27	643	42,689	43,332	—
Commercial real estate	1,183	1,727	8,231	11,141	757,726	768,867	1,195
Total	1,799	1,727	12,926	16,452	946,441	962,893	1,195
Commercial business loans
Asset based lending	—	—	—	—	255,265	255,265	—
Other commercial business loans	745	372	3,427	4,544	230,118	234,662	159
Total	745	372	3,427	4,544	485,383	489,927	159
Consumer loans:
Home equity	828	300	1,856	2,984	202,908	205,892	424
Other	546	55	248	849	75,409	76,258	69
Total	1,374	355	2,104	3,833	278,317	282,150	493
Total	$8,023	$3,955	$26,566	$38,544	$2,587,092	$2,625,636	$3,458

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2013
Residential mortgages:
1-4 family	$2,697	$595	$2,871	$6,163	$363,783	$369,946	$1,694
Construction	—	—	—	—	5,699	5,699	—
Total	2,697	595	2,871	6,163	369,482	375,645	1,694
Commercial mortgages:
Construction	—	1,136	1,232	2,368	15,382	17,750	1,232
Single and multi-family	345	—	1,897	2,242	69,076	71,318	1,094
Commercial real estate	1,232	—	8,432	9,664	300,224	309,888	5,562
Total	1,577	1,136	11,561	14,274	384,682	398,956	7,888

Commercial business loans:
Asset based lending	—	—	—	—	3,935	3,935	—
Other commercial business loans	383	247	2,032	2,662	81,449	84,111	1,096
Total	383	247	2,032	2,662	85,384	88,046	1,096
Consumer loans:
Home equity	703	360	336	1,399	78,764	80,163	171
Other	2,948	453	935	4,336	221,621	225,957	100
Total	3,651	813	1,271	5,735	300,385	306,120	271
Total	$8,308	$2,791	$17,735	$28,834	$1,139,933	$1,168,767	$10,949

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2012
Residential mortgages:
1-4 family	$1,817	$585	$2,523	$4,925	$422,285	$427,210	$1,555
Construction	—	—	—	—	6,375	6,375	—
Total	1,817	585	2,523	4,925	428,660	433,585	1,555
Commercial mortgages:
Construction	—	—	1,056	1,056	16,075	17,131	1,056
Single and multi-family	194	1,328	746	2,268	78,220	80,488	746
Commercial real estate	1,532	2,024	11,062	14,618	338,414	353,032	10,176
Total	1,726	3,352	12,864	17,942	432,709	450,651	11,978
Commercial business loans:
Asset based lending	—	—	—	—	2,830	2,830	—
Other commercial business loans	422	577	2,177	3,176	104,193	107,369	1,764
Total	422	577	2,177	3,176	107,023	110,199	1,764
Consumer loans:
Home equity	1,689	169	89	1,947	117,562	119,509	52
Other	2,624	365	271	3,260	245,814	249,074	171
Total	4,313	534	360	5,207	363,376	368,583	223
Total	$8,278	$5,048	$17,924	$31,250	$1,331,768	$1,363,018	$15,520

The following is summary information pertaining to non-accrual loans at June 30, 2013 and December 31, 2012:

	June 30, 2013
(In thousands)	Business Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$4,768	$1,177	$5,945
Total	4,768	1,177	5,945

Commercial mortgages:
Construction	4,318	—	4,318
Single and multi-family	343	803	1,146
Other	6,614	2,870	9,484
Total	11,275	3,673	14,948

Commercial business loans:
Other commercial business loans	2,545	936	3,481
Total	2,545	936	3,481

Consumer loans:
Home equity	1,298	165	1,463
Other	107	835	942
Total	1,405	1,000	2,405

Total non-accrual loans	$19,993	$6,786	$26,779

	December 31, 2012
(In thousands)	Business Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$6,498	$968	$7,466
Total	6,498	968	7,466

Commercial mortgages:
Construction	4,668	—	4,668
Single and multi-family	27	—	27
Other	7,036	886	7,922
Total	11,731	886	12,617

Commercial business loans:
Other commercial business loans	3,268	413	3,681
Total	3,268	413	3,681

Consumer loans:
Home equity	1,432	37	1,469
Other	179	100	279
Total	1,611	137	1,748

Total non-accrual loans	$23,108	$2,404	$25,512

Activity in the allowance for loan losses for the six months ended June 30, 2013 and the period ended December 31, 2012 was as follows:

Business Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
June 30, 2013
Balance at beginning of year	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Charged-off loans	836	2,015	694	600	—	4,145
Recoveries on charged-off loans	150	451	81	113	—	795
Provision for loan losses	389	777	376	1,919	117	3,578
Balance at end of period	$5,631	$18,076	$5,368	$2,898	$146	$32,119
Individually evaluated for impairment	302	1,812	903	295	—	3,312
Collectively evaluated	5,329	16,264	4,465	2,603	146	28,807
Total	$5,631	$18,076	$5,368	$2,898	$146	$32,119

Loans receivable:
Balance at end of period
Individually evaluated for impairment	5,398	26,184	1,982	1,334		34,898
Collectively evaluated	851,445	927,773	553,896	333,896		2,667,010
Total	$856,843	$953,957	$555,878	$335,230		$2,701,908

Business Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2012
Balance at beginning of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Charged-off loans	2,604	4,229	697	1,537	—	9,067
Recoveries on charged-off loans	103	52	96	165	—	416
Provision for loan losses	5,279	945	1,666	635	119	8,644
Balance at end of year	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Individually evaluated for impairment	342	1,444	1,205	273	—	3,264
Collectively evaluated for impairment	5,586	17,419	4,400	1,193	29	28,627
Total	$5,928	$18,863	$5,605	$1,466	$29	$31,891

Loans receivable:
Balance at end of year
Individually evaluated for impairment	6,362	30,287	2,821	1,218		40,688
Collectively evaluated for impairment	884,304	932,606	487,106	280,932		2,584,948
Total	$890,666	$962,893	$489,927	$282,150		$2,625,636

Acquired Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
June 30, 2013
Balance at beginning of year	$509	$390	$96	$314	$8	$1,317
Charged-off loans	422	682	134	574	—	1,812
Recoveries on charged-off loans	(4)	11	23	72	—	102
Provision for loan losses	435	706	112	519	(250)	1,522
Balance at end of period	$518	$425	$97	$331	$(242)	$1,129
Individually evaluated for impairment	70	29	—	—	—	99
Collectively evaluated	448	396	97	331	(242)	1,030
Total	$518	$425	$97	$331	$(242)	$1,129

Loans receivable:
Balance at end of Period
Individually evaluated for impairment	1,026	6,731	183	—		7,940
Collectively evaluated	374,619	392,225	87,863	306,120		1,160,827
Total	$375,645	$398,956	$88,046	$306,120		$1,168,767

Acquired Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2012
Balance at beginning of year	$281	$158	$38	$87	$(18)	$546
Charged-off loans	43	—	—	340	—	383
Recoveries on charged-off loans	—	—	—	208	—	208
Provision for loan losses	271	232	58	359	26	946
Balance at end of year	$509	$390	$96	$314	$8	$1,317
Individually evaluated for impairment	55	—	—	—	—	55
Collectively evaluated for impairment	454	390	96	314	8	1,262
Total	$509	$390	$96	$314	$8	$1,317

Loans receivable:
Balance at end of year
Individually evaluated for impairment	371	886	—	—		1,257
Collectively evaluated for impairment	433,214	449,765	110,199	368,583		1,361,761
Total	$433,585	$450,651	$110,199	$368,583		$1,363,018

The following is a summary of impaired loans on non-accrual status at June 30, 2013:

Business Loans

	At June 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$1,310	$1,310	$—
Commercial mortgages - single and multifamily	2,380	2,380	—
Commercial mortgages - real estate	3,464	3,464	—
Other commercial business loans	63	63	—
Consumer - home equity	200	200	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,346	$1,648	$302
Commercial mortgages - construction	1,408	1,938	530
Commercial mortgages - real estate	1,650	2,932	1,282
Other commercial business loans	483	1,386	903
Consumer - home equity	615	910	295

Total
Residential mortgages	$2,656	$2,958	$302
Commercial mortgages	8,902	10,714	1,812
Commercial business	546	1,449	903
Consumer	815	1,110	295
Total impaired loans	$12,919	$16,231	$3,312

Acquired Loans

	At June 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$87	$87	$—
Commercial mortgages - real estate	3,413	3,413	—
Other commercial business loans	183	183	—

With an allowance recorded:
Residential mortgages - 1-4 family	$456	$526	$70
Commercial mortgages - real estate	154	183	29

Total
Residential mortgages	$543	$613	$70
Commercial mortgages	3,567	3,596	29
Commercial business	183	183	—
Total impaired loans	$4,293	$4,392	$99

The following is a summary of impaired loans on non-accrual status at December 31, 2012:

Business Loans

	At December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,408	$3,408	$—
Commercial mortgages - construction	2,730	2,730	—
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	3,450	3,450	—
Other commercial business loans	31	31	—
Consumer - home equity	602	602	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,056	$1,343	$287
Commercial mortgages - construction	1,584	1,938	354
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	2,019	3,109	1,090
Other commercial business loans	1,135	2,340	1,205
Consumer - home equity	209	482	273

Total
Residential mortgages	$4,464	$4,751	$287
Commercial mortgages	9,783	11,227	1,444
Commercial business	1,166	2,371	1,205
Consumer	811	1,084	273
Total impaired loans	$16,224	$19,433	$3,209

Acquired Loans

	At December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$215	$215	—
Commercial mortgages - real estate	886	886	—

With an allowance recorded:
Residential mortgages - 1-4 family	$101	$156	$55

Total
Residential mortgages	$316	$371	$55
Residential mortgages - 1-4 family	886	886	—
Total impaired loans	$1,202	$1,257	$55

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of June 30, 2013 and June 30, 2012:

Business Loans

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$2,504	$45	$2,098	$21
Commercial-construction	2,378	1	—	—
Commercial mortgages - single and multifamily	—	—	299	—
Commercial mortgages - real estate	3,477	30	3,022	26
Commercial business loans	67	—	—	—
Consumer-home equity	245	9	166	1

With an allowance recorded:
Residential mortgages - 1-4 family	$1,466	$4	$3,569	$22
Commercial-construction	1,938	—	6,757	—
Commercial mortgages - single and multifamily	—	—	73	—
Commercial mortgages - real estate	2,931	1	2,381	22
Commercial business loans	1,554	31	145	3
Consumer-home equity	825	1	704	—

Total
Residential mortgages	$3,970	$49	$5,667	$43
Commercial mortgages	10,724	32	12,532	48
Commercial business loans	1,621	31	145	3
Consumer loans	1,070	10	870	1
Total impaired loans	$17,385	$122	$19,214	$95

Acquired Loans

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$328	$1	$526	$—
Commercial mortgages - real estate	2,006	20	274	10
Commercial business loans	182	—	—	—
Consumer-home equity	—	—	38	—

With an allowance recorded:
Residential mortgages - 1-4 family	$505	$1	$—	$—
Commercial mortgages - real estate	186	2	—	—

Total
Residential mortgages	$833	$2	$526	$—
Commercial mortgages	2,192	22	274	10
Commercial business loans	182	—	—	—
Consumer loans	—	—	38	—
Total impaired loans	$3,207	$24	$838	$10

Credit Quality Information

For the purpose of estimating the allowance for loan losses the Bank utilizes an eleven grade internal loan rating system for each of its commercial mortgage and commercial business loans as follows:

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

Acquired Loans Credit Quality Analysis

Upon acquiring a loan portfolio, our Internal Loan Review function assigns risk ratings to the acquired loans, utilizing the same methodology as it does with historical loans.  This may differ from the risk rating policy of the predecessor company.  Loans which are rated Substandard or worse according to the rating process outlined below are deemed to be credit impaired loans accounted for under ASC 310-30, regardless of whether they are classified as performing or non-performing.

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans.  At June 30, 2013, the allowance for loan losses related to acquired loans was $1.1 million using the above mentioned criteria.

The Company presented several tables within this footnote separately for business loans and acquired loans in order to distinguish the credit performance of the acquired loans.

The following table presents the Company’s loans by risk rating at June 30, 2013 and December 31, 2012:

Business Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012
Grade:
Pass	$828,154	$860,970	$20,116	$20,085	$848,270	$881,055
Special mention	594	1,291	—	210	594	1,501
Substandard	7,827	8,061	152	49	7,979	8,110
Total	$836,575	$870,322	$20,268	$20,344	$856,843	$890,666

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012
Grade:
Pass	$103,053	$142,946	$53,711	$40,690	$714,543	$707,867	$871,307	$891,503
Special mention	—	—	231	$420	6,979	5,965	7,210	6,385
Substandard	7,556	7,748	3,578	2,222	64,306	54,930	75,440	64,900
Doubtful	—	—	—	—	—	105	—	105
Total	$110,609	$150,694	$57,520	$43,332	$785,828	$768,867	$953,957	$962,893

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012
Grade:
Pass	$263,132	$255,265	$281,332	$219,172	$544,464	$474,437
Special mention	—	—	1,425	5,857	1,425	5,857
Substandard	—	—	9,417	9,541	9,417	9,541
Doubtful	—	—	572	92	572	92
Total	$263,132	$255,265	$292,746	$234,662	$555,878	$489,927

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012
Performing	$228,823	$204,460	$105,002	$76,079	$333,825	$280,539
Nonperforming	1,298	1,432	107	179	1,405	1,611
Total	$230,121	$205,892	$105,109	$76,258	$335,230	$282,150

Acquired Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012
Grade:
Pass	$361,524	$424,102	$5,699	$6,375	$367,223	$430,477
Special mention	595	585	—	—	595	585
Substandard	7,827	2,523	—	—	7,827	2,523
Total	$369,946	$427,210	$5,699	$6,375	$375,645	$433,585

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012
Grade:
Pass	$9,954	$10,142	$51,861	$57,305	$285,025	$318,809	$346,840	$386,256
Special mention	1,056	1,057	6,146	10,383	3,821	6,790	11,023	18,230
Substandard	6,740	5,932	13,311	12,800	21,042	27,433	41,093	46,165
Total	$17,750	$17,131	$71,318	$80,488	$309,888	$353,032	$398,956	$450,651

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012
Grade:
Pass	$3,935	$2,830	$70,987	$87,325	$74,922	$90,155
Special mention	—	—	4,217	7,444	4,217	7,444
Substandard	—	—	8,907	12,600	8,907	12,600
Total	$3,935	$2,830	$84,111	$107,369	$88,046	$110,199

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012
Performing	$79,998	$119,472	$225,122	$248,974	$305,120	$368,446
Nonperforming	165	37	835	100	1,000	137
Total	$80,163	$119,509	$225,957	$249,074	$306,120	$368,583

The following table summarizes information about total loans rated Special Mention or lower.

	June 30, 2013			December 31, 2012
(In thousands)	Business Loans	Acquired Loans	Total	Business Loans	Acquired Loans	Total
Non-Accrual	$19,993	$6,786	$26,779	$23,108	$2,405	$25,513
Substandard Accruing	75,493	47,355	122,848	61,745	59,243	120,988
Total Classified	95,486	54,141	149,627	84,853	61,648	146,501
Special Mention	9,530	16,648	26,178	14,097	26,793	40,890
Total Criticized	$105,016	$70,789	$175,805	$98,950	$88,441	$187,391

Troubled Debt Restructuring Loans

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.  TDRs are evaluated individually for impairment and may result in a specific allowance amount allocated to an individual loan.

The following tables include the recorded investment and number of modifications identified during the six months ended June 30, 2013 and 2012, respectively.  The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the six months ending June 30, 2013 were attributable to interest rate concessions and maturity date extensions.  The modifications for the six months ending June 30, 2012 were attributable to maturity date extensions.

	Modifications by Class
	Six months ending June 30, 2013
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	5	$941	$941
Residential - Construction	1	320	320
Commercial - Single and multifamily	2	2,366	2,406
Commercial - Other	10	3,882	3,450
Commercial business - Other	4	100	100
	22	$7,609	$7,217

	Modifications by Class
	Six months ending June 30, 2012
	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	$1,923	$1,923
Commercial business - Other	1	50	50
	3	$1,973	$1,973

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. As of June 30, 2012, there were no loans that were restructured within the last twelve months that have subsequently defaulted.

	Modifications that Subsequently Defaulted
	Six months ending June 30, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	4	$224

The following table presents the Company’s TDR activity for the six months ended June 30, 2013 and 2012:

	June 30,
(In thousands)	2013	2012
Balance at beginning of the period	$4,626	$1,263
Principal Payments	(37)	(4)
TDR Status Change (1)	(1,164)	(1,125)
Other Reductions (2)	(482)	—
Newly Identified TDRs	7,217	1,973
Balance at end of the period	$10,160	$2,107

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

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2013	December 31, 2012
Time less than $100,000	$504,668	$548,895
Time $100,000 or more	569,444	621,694
Total time deposits	$1,074,112	$1,170,589

NOTE 7.               BORROWED FUNDS

Borrowed funds at June 30, 2013 and December 31, 2012 are summarized, as follows:

	June 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$415,720	0.26%	$153,150	0.28%
Other Borrowings	—	—	10,000	1.96
Total short-term borrowings:	415,720	0.26	163,150	0.38
Long-term borrowings:
Advances from the FHLBB	175,106	1.15	195,321	1.18
Subordinated notes	74,183	7.00	74,153	7.00
Junior subordinated notes	15,464	2.12	15,464	2.16
Total long-term borrowings:	264,753	2.85	284,938	2.76
Total	$680,473	1.27%	$448,088	1.89%

The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended June 30, 2013 and December 31, 2012.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended June 30, 2013 and December 31, 2012.

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at June 30, 2013 include callable advances totaling $5.0 million, and amortizing advances totaling $5.6 million.  The advances outstanding at December 31, 2012 include callable advances totaling $5.0 million, and amortizing advances totaling $5.6 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Fixed rate advances maturing:
2013	$443,821	0.28%	$186,448	0.32%
2014	20,149	3.00	20,280	3.04
2015	—	—	—	—
2016	1,614	0.79	1,645	0.80
2017 and beyond	5,400	3.82	5,478	3.87
Total fixed rate advances	$470,984	0.44%	$213,851	0.67%

Variable rate advances maturing:
2013	$44,842	1.38%	$59,620	1.33%
2014	10,000	0.35	10,000	0.39
2015	20,000	0.33	20,000	0.41
2016	10,000	0.33	10,000	0.41
2017 and beyond	35,000	0.91	35,000	0.97
Total variable rate advances	$119,842	0.90%	$134,620	0.96%
Total FHLBB advances	$590,826	0.53%	$348,471	0.78%

On September 28, 2012, the Company issued $75.0 million of 6.875% fixed to floating rate subordinated notes (the “notes”) through a private placement at a discount of 1.15%.  The Company will pay interest on the subordinated notes at each March 28 and September 28 through September 28, 2022, and thereafter on each March 28, June 28, September 28 and December 28.  The maturity date of the notes is September 28, 2027, although the Company may redeem some or all of the subordinated notes beginning on the interest payment date of September 28, 2022 and on any interest payment date thereafter.  From and including September 28, 2012 to but excluding September 28, 2022, the notes will bear interest at the rate of 6.875% per year and will be payable semi-annually in arrears on March 28 and September 28 of each year. From and including September 28, 2022, the notes will bear an interest rate per annum equal to the three-month LIBOR rate plus 511.3 basis points, payable quarterly on each March 28, June 28, September 28 and December 28, commencing on December 28, 2022, through the maturity date or the early redemption date of the notes.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.12% and 2.16% at June 30, 2013 and December 31, 2012, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 8.               STOCKHOLDERS’ EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	June 30, 2013	December 31, 2012	to be Well Capitalized

Total capital to risk weighted assets	12.3%	11.8%	10.0%

Tier 1 capital to risk weighted assets	10.5	10.0	6.0

Tier 1 capital to average assets	8.3	7.5	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Accumulated other comprehensive income

Components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding (loss) gain on AFS securities	$(1,980)	$10,718
Net loss on effective cash flow hedging derivatives	(3,357)	(10,955)
Net loss on terminated swap	(3,708)	(4,179)
Net unrealized holding loss on pension plans	(1,265)	(1,265)

Income taxes related to items of accumulated other comprehensive (loss)/income:
Net unrealized holding (loss) gain on AFS securities	750	(4,006)
Net loss on effective cash flow hedging derivatives	1,341	4,397
Net loss on terminated swap	1,499	1,801
Net unrealized holding loss on pension plans	510	510
Accumulated other comprehensive loss	$(6,210)	$(2,979)

The following table presents the components of other comprehensive loss for the three and six months ended June 30, 2013 and 2012:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2013
Net unrealized holding (loss) gain on AFS securities:
Net unrealized (loss) gain arising during the period	(14,436)	5,483	(8,953)
Less: reclassification adjustment for losses (gains) realized in net income	1,005	(406)	599
Net unrealized holding (loss) gain on AFS securities	(13,431)	5,077	(8,354)

Net loss on cash flow hedging derivatives:
Net unrealized gain (loss) arising during the period	4,656	(1,876)	2,780
Less: reclassification adjustment for (gains) losses realized in net income	1,499	(605)	894
Net loss on cash flow hedging derivatives	6,155	(2,481)	3,674

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for (gains) losses realized in net income	236	(95)	141
Net gain (loss) on terminated swap	236	(95)	141
Other Comprehensive Loss	$(7,040)	$2,501	$(4,539)

Three Months Ended June 30, 2012
Net unrealized holding gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	1,401	(453)	948
Less: reclassification adjustment for losses (gains) realized in net income	(7)	3	(4)
Net unrealized holding gain (loss) on AFS securities	1,394	(450)	944

Net loss on cash flow hedging derivatives:
Net unrealized (loss) gain arising during the period	(3,977)	1,751	(2,226)
Less: reclassification adjustment for (gains) losses realized in net income	1,489	(599)	890
Net loss on cash flow hedging derivatives	(2,488)	1,152	(1,336)

Net loss on terminated swap:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for (gains) losses realized in net income	235	(31)	204
Net loss on terminated swap	235	(31)	204

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(256)	—	(256)
Less: reclassification adjustment for (gains) losses realized in net income	—	—	—
Net unrealized holding loss on pension plans	(256)	—	(256)
Other Comprehensive Loss	$(1,115)	$671	$(444)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2013
Net unrealized holding (loss) gain on AFS securities:
Net unrealized (loss) gain arising during the period	(13,703)	5,163	(8,540)
Less: reclassification adjustment for (gains) losses realized in net income	1,005	(405)	600
Net unrealized holding gain (loss) on AFS securities	(12,698)	4,758	(7,940)

Net loss on cash flow hedging derivatives:
Net unrealized gain (loss) arising during the period	4,489	(1,802)	2,687
Less: reclassification adjustment for (gains) losses realized in net income	3,109	(1,255)	1,854
Net gain (loss) on cash flow hedging derivatives	7,598	(3,057)	4,541

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for (gains) losses realized in net income	471	(303)	168
Net gain (loss) on terminated swap	471	(303)	168
Other Comprehensive Loss	$(4,629)	$1,398	$(3,231)

Six Months Ended June 30, 2012
Net unrealized holding gain (loss) on AFS securities:
Net unrealized gain (loss) arising during the period	2,694	(967)	1,727
Less: reclassification adjustment for (gains) losses realized in net income	(7)	3	(4)
Net unrealized holding gain (loss) on AFS securities	2,687	(964)	1,723

Net loss on cash flow hedging derivatives:
Net unrealized (loss) gain arising during the period	(5,146)	2,130	(3,016)
Less: reclassification adjustment for gains (losses) realized in net income	2,942	(1,184)	1,758
Net loss on cash flow hedging derivatives	(2,204)	946	(1,258)

Net loss on terminated swap:
Net unrealized (loss) gain arising during the period	—	—	—
Less: reclassification adjustment for (gains) losses realized in net income	471	(131)	340
Net loss on terminated swap	471	(131)	340

Net unrealized holding gain (loss) on pension plans
Net unrealized (loss) arising during the period	(256)	—	(256)
Less: reclassification adjustment for (gains) losses realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	(256)	—	(256)
Other Comprehensive Income	$698	$(149)	$549

The following table presents the changes in each component of accumulated other comprehensive income, for the three and six months ended June 30, 2013 and June 30, 2012:

	Net unrealized	Net loss on	Net loss	Net unrealized
	holding gain (loss)	effective cash	on	holding gain (loss)
	on AFS	flow hedging	terminated	on
(in thousands)	Securities	derivatives	swap	pension plans	Total
Three Months Ended June 30, 2013
Balance at Beginning of Period	$11,451	$(9,512)	$(3,944)	$(1,265)	$(3,270)
Other Comprehensive Loss Before reclassifications	(14,436)	4,656	—	—	(9,780)
Amounts Reclassified from Accumulated other comprehensive income	1,005	1,499	236	—	2,740
Total Other Comprehensive Income	(13,431)	6,155	236	—	(7,040)
Balance at End of Period	$(1,980)	$(3,357)	$(3,708)	$(1,265)	$10,310

Three Months Ended June 30, 2012
Balance at Beginning of Period	$7,592	$(8,599)	$(4,885)	$(676)	$(6,568)
Other Comprehensive Loss Before reclassifications	1,401	(3,977)	—	(256)	(2,832)
Amounts Reclassified from Accumulated other comprehensive income	(7)	1,489	235	—	1,717
Total Other Comprehensive Income	1,394	(2,488)	235	(256)	(1,115)
Balance at End of Period	$8,986	$(11,087)	$(4,650)	$(932)	$(7,683)

Six Months Ended June 30, 2013
Balance at Beginning of Period	$10,718	$(10,955)	$(4,179)	$(1,265)	$(5,681)
Other Comprehensive Loss Before reclassifications	(13,703)	4,489	—	—	(9,214)
Amounts Reclassified from Accumulated other comprehensive income	1,005	3,109	471	—	4,585
Total Other Comprehensive Income	(12,698)	7,598	471	—	(4,629)
Balance at End of Period	$(1,980)	$(3,357)	$(3,708)	$(1,265)	$(10,310)

Six Months Ended June 30, 2012
Balance at Beginning of Period	$6,299	$(8,883)	$(5,121)	$(676)	$(8,381)
Other Comprehensive Loss Before reclassifications	2,694	(5,146)	—	(256)	(2,708)
Amounts Reclassified from Accumulated other comprehensive income	(7)	2,942	471	—	3,406
Total Other Comprehensive Income	2,687	(2,204)	471	(256)	698
Balance at End of Period	$8,986	$(11,087)	$(4,650)	$(932)	$(7,683)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2013 and June 30, 2012:

			Affected Line Item in the
	Three Months Ended June 30,		Statement Where Net Income
(in thousands)	2013	2012	Is Presented
Realized gains (losses) on AFS securities:
	1,005	(7)	Non-interest income
	(405)	3	Tax expense
	600	(4)	Net of tax

Realized gains on cash flow hedging derivatives
	1,499	1,489	Interest income
	(605)	(599)	Tax expense
	894	890	Net of tax

Amortization of realized gains on terminated swap
	236	235	Interest income
	(95)	(31)	Tax expense
	141	204	Net of tax
Total reclassifications for the period	$1,635	$1,090	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement Where Net Income
(in thousands)	2013	2012	Is Presented
Realized gains (losses) on AFS securities:
	1,005	(7)	Non-interest income
	(405)	3	Tax expense
	600	(4)	Net of tax

Realized gains on cash flow hedging derivatives
	3,109	2,942	Interest income
	(1,255)	(1,184)	Tax expense
	1,854	1,758	Net of tax

Amortization of realized gains on terminated swap
	471	471	Interest income
	(303)	(131)	Tax expense
	168	340	Net of tax
Total reclassifications for the period	$2,622	$2,094	Net of tax

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012

Net income from continuing operations	$12,037	$7,986	$22,502	$14,467
Loss from discontinued operations before income taxes (including gain on disposal of $63)	—	—	—	(261)
Income tax expense	—	—	—	376
Net loss from discontinued operations	—	—	—	(637)
Net income	$12,037	$7,986	$22,502	$13,830

Average number of common shares issued	26,525	23,623	26,525	23,242
Less: average number of treasury shares	1,427	1,660	1,344	1,672
Less: average number of unvested stock award shares	319	221	318	221
Average number of basic common shares outstanding	24,779	21,742	24,863	21,349
Plus: dilutive effect of unvested stock award shares	59	41	68	51
Plus: dilutive effect of stock options outstanding	118	23	118	34
Average number of diluted common shares outstanding	24,956	21,806	25,049	21,434

Basic earnings per share:
Continuing operations	$0.49	$0.37	$0.91	$0.68
Discontinued operations	—	—	—	(0.03)
Total basic earnings per share	$0.49	$0.37	$0.91	$0.65

Diluted earnings per share:
Continuing operations	$0.48	$0.37	$0.90	$0.68
Discontinued operations	—	—	—	(0.03)
Total diluted earnings per share	$0.48	$0.37	$0.90	$0.65

For the six months ended June 30, 2013, 252 thousand shares of restricted stock and 365 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the six months ended June 30, 2012, 170 thousand shares of restricted stock and 352 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2013 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2012	244	$21.69	688	$18.13
Granted	155	23.98	—	—
Stock options exercised	—	—	(195)	13.25
Stock awards vested	(74)	18.73	—	—
Forfeited	(6)	22.37	(8)	18.24
Balance, June 30, 2013	319	$16.55	485	$20.37
Exercisable options, June 30, 2013			420	$21.67

During the six months ended June 30, 2013 and 2012, proceeds from stock option exercises totaled $2.6 million and $271 thousand, respectively. During the six months ended June 30, 2013, there were 74 thousand shares issued in connection with vested stock awards.  During the six months ended June 30, 2012, there were 50 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $1.8 million and $1.6 million during the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended June 30, 2013
Net interest income	$42,086	$—	$7,018	$(8,000)	$41,104
Provision for loan losses	2,700	—	—	—	2,700
Non-interest income	13,204	2,402	5,026	(5,026)	15,606
Non-interest expense	35,267	2,038	630	—	37,935
Income before income taxes	17,323	364	11,414	(13,026)	16,075
Income tax expense (benefit)	4,503	158	(623)	—	4,038
Net income	$12,820	$206	$12,037	$(13,026)	$12,037

Average assets (in millions)	$5,175	$27	$746	$(749)	$5,199

Three months ended June 30, 2012
Net interest income (expense)	$35,239	$—	$(186)	$—	$35,053
Provision for loan losses	2,250	—	—	—	2,250
Non-interest income	9,520	2,768	8,968	(8,968)	12,288
Non-interest expense	30,835	2,094	1,254	1	34,184
Income before income taxes	11,674	674	7,528	(8,969)	10,907
Income tax expense (benefit)	3,108	271	(458)	—	2,921
Net income	$8,566	$403	$7,986	$(8,969)	$7,986

Average assets (in millions)	$4,319	$30	$508	$(506)	$4,351

Six months ended June 30, 2013
Net interest income	$84,989	$—	$13,052	$(15,000)	$83,041
Provision for loan losses	5,100	—	—	—	5,100
Non-interest income	25,022	5,382	9,490	(9,490)	30,404
Non-interest expense	71,956	4,171	1,291	—	77,418
Income before income taxes	32,955	1,211	21,251	(24,490)	30,927
Income tax expense (benefit)	9,208	468	(1,251)	—	8,425
Net income	$23,747	$743	$22,502	$(24,490)	$22,502

Average assets (in millions)	$5,189	$27	$751	$(758)	$5,208

Six months ended June 30, 2012
Net interest income (expense)	$66,590	$—	$(392)	$—	$66,198
Provision for loan losses	4,250	—	—	—	4,250
Non-interest income	16,577	5,513	15,253	(15,253)	22,090
Non-interest expense	58,452	4,307	1,618	1	64,378
Income before income taxes	20,465	1,206	13,243	(15,254)	19,660
Income tax expense (benefit)	5,296	485	(587)	(1)	5,193
Net income from continuing operations	15,169	721	13,830	(15,253)	14,467
Income from discontinued operations berofre income taxes (including gain on disposal of $63)	(261)	—	—	—	(261)
Income tax expense	376	—	—	—	376
Net loss from discontinued operations	(637)	—	—	—	(637)
Net income	$14,532	$721	$13,830	$(15,253)	$13,830

Average assets (in millions)	$4,137	$30	$501	$(498)	$4,170

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2013, the Company held derivatives with a total notional amount of $1.0 billion.  That amount included $300.0 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $589.0 million and $124.4 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value.  Economic hedges included interest rate swaps totaling $402.1 million, and $186.9 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2013.

The Company pledged collateral to derivative counterparties in the form of cash totaling $5.3 million and securities with an amortized cost of $30.2 million and a fair value of $30.6 million as of June 30, 2013. The Company does not typically require its Commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at June 30, 2013, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$125,000	1.8	0.28%	3.37%	$(4,014)
Forward-starting interest rate swaps on FHLBB borrowings	160,000	5.6	—	1.86%	1,036
Interest rate swaps on junior subordinated notes	15,000	0.9	2.12%	5.54%	(453)
Total cash flow hedges	300,000				(3,431)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,355	16.4	0.57%	5.09%	(2,396)
Interest rate swaps on loans with commercial loan customers	194,363	5.0	2.58%	5.51%	7,615
Reverse interest rate swaps on loans with commercial loan customers	194,363	5.0	5.51%	2.58%	(7,731)
Forward commitments	186,939	0.2			4,913
Total economic hedges	589,020				2,401

Non-hedging derivatives:
Interest rate lock commitments	124,414	0.2			(1,507)
Total non-hedging derivatives	124,414				(1,507)

Total	$1,013,434				$(2,537)

Information about derivative assets and liabilities at December 31, 2012, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$115,000	1.6	0.35%	3.47%	$(4,608)
Forward-starting interest rate swaps on FHLBB borrowings	140,000	5.4	—	2.37%	(5,810)
Interest rate swaps on junior subordinated notes	15,000	1.4	2.16%	5.54%	(704)
Total cash flow hedges	270,000				(11,122)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,609	16.9	0.58%	5.09%	(3,473)
Interest rate swaps on loans with commercial loan customers	205,319	5.1	2.54%	5.28%	(15,219)
Reverse interest rate swaps on loans with commercial loan customers	205,319	5.1	5.28%	0.11%	14,746
Forward commitments	335,548	0.1			(1,336)
Total economic hedges	759,795				(5,282)

Non-hedging derivatives:
Interest rate lock commitments	282,752	0.2			6,258
Total non-hedging derivatives	282,752				6,258

Total	$1,312,547				$(10,146)

Cash flow hedges

The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and subsequently reclassified to earnings in the same period or periods during which the hedged transaction is forecasted to affect earnings. Each quarter, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.

As of June 30, 2013, the Company has entered into several interest rate swaps with an aggregate notional amount of $125.0 million to convert the LIBOR based floating interest rates on a $125.0 million portfolio of FHLBB advances to fixed rates.  The objective is to fix the Company’s monthly interest expense on these borrowings.

The Company has also entered into twelve forward-starting interest rate swap contracts with a combined notional value of $160.0 million as of June 30, 2013.  In 2014, nine of the remaining twelve forward starting swaps will become effective; of these, two have a duration of three years, four have durations of four years, and the final three have durations of five years. The last three forward starting swaps will become effective in 2015, two of which have a duration of four years and the other of which has a duration of seven years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of June 30, 2013, the Company has an interest rate swap with a notional value of $15.0 million to convert the floating rate of interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as cash flow hedges, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Interest rate swaps on FHLBB borrowings:

Unrealized gain (loss) recognized in accumulated other comprehensive loss	$5,131	$(1,664)	$5,437	$(575)

Reclassification of unrealized gain (loss) from accumulated other comprehensive loss to interest expense	899	(922)	1,910	(1,785)

Reclassification of unrealized gain (loss) from accumulated other comprehensive loss to other non-interest expense for termination of swaps	236	235	472	471

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(95)	(31)	(303)	(129)

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	(2,433)	1,171	(2,955)	1,007

Interest rate swaps on junior subordinated debentures:

Unrealized gain (loss) recognized in accumulated other comprehensive loss	(4)	2	(5)	(59)

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	129	97	256	215

Net tax (expense) benefit on items recognized in accumulated other comprehensive loss	(48)	(19)	(102)	(61)
Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$3,815	$(1,131)	$4,710	$(916)

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,076	$1,123	$2,319	$2,206
Net interest expense recognized in interest expense on junior subordinated notes	$129	$97	$256	$215

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended June 30, 2013 and 2012.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $4.4 million will be reclassified as an increase to interest expense.

Economic hedges

As of June 30, 2013, the Company has an interest rate swap with a $13.4 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $100 thousand as of June 30, 2013.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company utilizes forward commitments to hedge interest rate risk and the associated effects on the fair value of interest rate lock commitments and loans held for sale.  The forward commitments are accounted for as derivatives with changes in fair value recorded in current period earnings.

The company uses the following types of forward commitments contracts:

•              Best efforts loan sales,

•              Mandatory delivery loan sales, and

•              To Be Announced (“TBA”) mortgage-backed securities sales.

A best efforts contract refers to a loan sale agreement where the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  The Company may enter into a best efforts contract once the price is known, which is shortly after the potential borrower’s interest rate is locked.

A mandatory delivery contract is a loan sale agreement where the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date.  Generally, the Company may enter into mandatory delivery contracts shortly after the loan closes with a customer.

The Company may sell TBA mortgage-backed securities to hedge the changes in fair value of interest rate lock commitments and held for sale loans, which do not have corresponding best efforts or mandatory delivery contracts.  These security sales transactions are closed once mandatory contracts are written.  On the closing date the price of the security is locked-in, and the sale is paired-off with a purchase of the same security.  Settlement of the security purchase/sale transaction is done with cash on a net-basis.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		SixMonths Ended June 30,
(In thousands)	2013	2012	2013	2012

Economic hedges
Interest rate swap on industrial revenue bond:

Unrealized gain (loss) recognized in other non-interest income	$665	$(654)	$772	$(1,094)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	4,996	2,149	6,550	3,260

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(4,996)	(2,149)	(6,550)	(3,260)

Favorable (unfavorable) change in credit valuation adjustment recognized in other non-interest income	259	(113)	337	9

Forward Commitments:
Unrealized gain (loss) recognized in other non-interest income	4,913	(2,131)	4,363	(2,131)
Realized gain in other non-interest income	517	—	1,572	—

Non-hedging derivatives
Interest rate lock commitments
Unrealized (loss) gain recognized in other non-interest income	(1,507)	4,337	1,251	4,337
Realized gain in other non-interest income	$2,758	$—	$3,998	$—

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its commercial banking counterparties totaling $8.1 million and $14.7 million as of June 30, 2013 and December 31, 2012, respectively.  The Company had net liability positions with its financial institution counterparties totaling $13.6 million and $29.8 million as of June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, the Company also had a net liability position of $0.4 million with its commercial banking counterparties as compared to zero liability at December 31, 2012.  The collateral posted by the Company that covered liability positions was $13.6 million and $29.8 million as of June 30, 2013 and December 31, 2012, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of June 30, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	8,063	(5)	8,058	—	—	8,058
Total	$8,063	$(5)	$8,058	$—	$—	$8,058

Offsetting of Financial Liabilities and Derivative Liaibilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of June 30, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$(15,714)	$2,157	$(13,557)	$9,127	$4,430	$—
Commercial counterparties	(427)	—	(427)	—	—	(427)
Total	$(16,141)	$2,157	$(13,984)	$9,127	$4,430	$(427)

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2012
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	14,746	—	14,746	—	—	14,746
Total	$14,746	$—	$14,746	$—	$—	$14,746

Offsetting of Financial Liabilities and Derivative Liaibilities

Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2012
Interest Rate Swap Agreements:
Institutional counterparties	$(29,814)	$—	$(29,814)	$25,384	$4,430	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(29,814)	$—	$(29,814)	$25,384	$4,430	$—

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

Recurring fair value measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the six months ended June 30, 2013 or 2012.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$15,566	$15,566
Available-for-sale securities:
Municipal bonds and obligations	—	83,031	—	83,031
Governmentguaranteed residential mortgage-backed securities	—	38,652	—	38,652
Government-sponsored residential mortgage-backed securities	—	354,729	—	354,729
Corporate bonds	—	39,235	—	39,235
Trust preferred securities	—	15,750	1,007	16,757
Other bonds and obligations	—	3,226	—	3,226
Marketable equity securities	31,260	567	811	32,638
Loans held for sale	—	64,101	—	64,101
Derivative assets (1)	3,510	8,651	1,403	13,564
Derivative liabilities (2)	—	14,594	1,507	16,101

	December 31, 2012
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading account security	$—	$—	$16,893	$16,893
Available-for-sale securities:
Municipal bonds and obligations	—	84,757	—	84,757
Government guaranteed residential mortgage-backed securities	—	43,091	—	43,091
Government-sponsored residential mortgage-backed securities	—	278,593	—	278,593
Corporate bonds	—	10,007	—	10,007
Trust preferred securities	—	20,072	885	20,957
Other bonds and obligations	—	3,472	—	3,472
Marketable equity securities	25,291	—	—	25,291
Loans Held for Sale	—	85,368	—	85,368
Derivative assets (1)	—	14,746	6,258	21,004
Derivative liabilities (2)	282	29,818	1,055	31,155

(1) Total fair value excludes $1.5 million and $1.3 million of unrealized losses as of June 30, 2013 and December 31, 2012, respectively, on interest rate lock and forward commitments presented under other assets on the  consolidated balance sheet.

(2) Total fair value includes $1.5 million and $1.3 million of unrealized losses as of June 30, 2013 and December 31, 2012, respectively, on interest rate lock and forward commitments presented under other assets on the  consolidated balance sheet.

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

			Aggregate Fair Value
June 30, 2013	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$64,101	$65,200	$(1,099)

			Aggregate Fair Value
December 31, 2012	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$85,368	$82,560	$2,808

The changes in fair value of loans held for sale included in earnings for the three and six months ended June 30, 2013, were losses of $2.9 million and $3.9 million, respectively.  The changes in fair value of loans held for sale were gains of $1.3 million for the three and six months ended June 30, 2012.  The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Forward Commitments. The Company utilizes forward commitments as economic hedges against potential changes in the values of the IRLCs and loans held for sale.  To Be Announced (“TBA”) mortgage-backed securities forward commitment sales are used as the hedging instrument, are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets.  The fair values of the Company’s best efforts and mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable.  However, costs to originate and closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are considered factors that are not observable.  As such, best efforts and mandatory forward commitments are classified as Level 3 measurements.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012.

	Assets (Liabilities)
	Trading	Securities	Interest Rate
	Account	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended June 30, 2013
Balance as of March 31, 2013	$16,485	$1,668	$2,758	$(517)
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(793)	—	(699)	1,920
Unrealized gain included in accumulated other comprehensive loss	—	151	—	—
Paydown of trading account security	(128)	—	—	—
Transfers to held for sale loans	—	—	(3,566)	—
Balance as of June 30, 2013	$15,564	$1,819	$(1,507)	$1,403

Six Months Ended June 30, 2013
Balance as of December 31, 2012	$16,893	$885	$6,258	$(1,055)
Purchase of Marketable Equity Security	—	770	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(1,073)	—	3,300	2,458
Unrealized gain included in accumulated other comprehensive loss	—	164	—	—
Paydown of trading account security	(256)	—	—	—
Transfers to held for sale loans	—	—	(11,065)	—
Balance as of June 30, 2013	$15,564	$1,819	$(1,507)	$1,403

Unrealized gains (losses) relating to instruments still held at June 30, 2013	$2,211	$(1,554)	$(1,507)	$1,403

	Assets (Liabilities)
	Trading	Securities	Interest Rate
	Account	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended June 30, 2012
Balance as of March 31, 2012	$16,847	$544	$—	$—
Greenpark Acquisition	—	—	2,126	(1,446)
Unrealized (loss) gain recognized in other non-interest income	638	—	4,337	—
Unrealized loss included in accumulated other comprehensive loss	—	69	—	—
Paydown of trading account security	(120)	—	—	—
Transfers to held for sale loans	—	—	(2,435)	—
Balance as of June 30, 2012	$17,365	$613	$4,028	$(1,446)

Six Months Ended June 30, 2012
Balance as of December 31, 2011	$17,395	$544	$—	$—
Greenpark Acquisition	—	—	2,126	(1,446)
Unrealized (loss) gain recognized in other non-interest income	210	—	4,337	—
Unrealized loss included in accumulated other comprehensive loss	—	69	—	—
Paydown of trading account security	(240)	—	—	—
Transfers to held for sale loans	—	—	(2,435)	—
Balance as of June 30, 2012	$17,365	$613	$4,028	$(1,446)

Unrealized gains (losses) relating to instruments still held at June 30, 2012	$3,509	$(1,988)	$4,028	$(1,446)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable
(In thousands)	June 30, 2013	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Trading Account Security	$15,566	Discounted Cash Flow	Discount Rate	3.06%

Forward Commitments	1,403	Historical Trend	Closing Ratio	70.00%
		Pricing Model	Origination Costs, per loan	1,530

Interest Rate Lock Commitment	(1,507)	Historical Trend	Closing Ratio	96.63%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$18,972

	Fair Value			Significant Unobservable
(In thousands)	December 31, 2012	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Trading Account Security	$16,893	Discounted Cash Flow	Discount Rate	2.08%

Forward Commitments	(1,055)	Historical Trend	Closing Ratio	70.00%
		Pricing Model	Origination Costs, per loan	1,530

Interest Rate Lock Commitment	6,258	Historical Trend	Closing Ratio	93.04%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$22,096

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	June 30, 2013	December 31, 2012	Six months ended June 30, 2013
	Level 3	Level 3	Total
(In thousands)	Inputs	Inputs	Gains (Losses)
Assets
Impaired loans	$6,112	$6,104	$(8)
Capitalized mortgage servicing rights	4,426	3,198	596
Other real estate owned	2,713	1,929	67

Total	$13,251	$11,231	$655

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value			Range (Weighted
(in thousands)	June 30, 2013	Valuation Techniques	Unobservable Inputs	Average) (a)
Assets
Impaired loans	$6,112	Fair value of collateral	Loss severity	3.69% to 100.0% (26.38%)
			Appraised value	$0 to $1,950.0 $(899.5)

Capitaized mortgage servicing rights	4,426	Discounted cash flow	Constant prepayment rate (CPR)	8.63% to 19.32% (12.64%)
			Discount rate	11.00% to 15.50% (11.35%)

Other real estate owned	2,713	Fair value of collateral	Appraised value	$0 to $1,000.0 $(549.9)

Total	$13,251

	Fair Value			Range (Weighted
(in thousands)	Decemeber 31, 2012	Valuation Techniques	Unobservable Inputs	Average) (a)
Assets
Impaired loans	$6,104	Fair value of collateral	Loss severity	5.24% to 100.0% (42.79%)
			Appraised value	$15.7 to $1,584.0 $(863.8)

Capitaized mortgage servicing rights	3,198	Discounted cash flow	Constant prepayment rate (CPR)	13.25% to 26.02% (18.41%)
			Discount rate	11.00% to 15.50% (11.14%)

Other real estate owned	1,929	Fair value of collateral	Appraised value	$0 to $1,000.0 $(457.1)

Total	$11,231

(a)    Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2013 and December 31, 2012.

Impaired Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan.  Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.  However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values.  Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data.  Therefore, nonrecurring fair value measurement adjustments that relate to real estate collateral have generally been classified as Level 3. Estimates of fair value for other collateral that supports commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

	June 30, 2013
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$56,623	$56,623	$56,623	$—	$—
Trading security	15,566	15,566	—	—	15,566
Securities available for sale	568,268	568,268	31,260	535,190	1,818
Securities held to maturity	49,604	50,056	—	—	50,056
Restricted equity securities	37,667	37,667	—	37,667	—
Net loans	3,837,427	3,883,256	—	—	3,883,256
Loans held for sale	64,101	64,101	—	64,101	—
Accrued interest receivable	14,741	14,741	—	14,741	—
Cash surrender value of bank-owned life insurance policies	89,592	89,592	—	89,592	—
Derivative assets (1)	13,564	13,564	3,510	8,651	1,403

Financial Liabilities

Total deposits	$3,815,223	$3,818,846	$—	$3,818,846	$—
Short-term debt	415,720	415,753	—	415,753	—
Long-term Federal Home Loan Bank advances	175,106	177,691	—	177,691	—
Subordinated notes	89,647	75,750	—	75,750	—
Derivative liabilities (2)	16,101	16,101	—	14,594	1,507

	December 31, 2012
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$63,382	$63,382	$63,382	$—	$—
Trading security	16,893	16,893	—	—	16,893
Securities available for sale	466,169	466,169	25,291	439,993	885
Securities held to maturity	51,024	51,024	—	—	51,024
Restricted equity securities	39,785	39,785	—	39,785	—
Net loans	3,955,446	4,004,259	—	—	4,044,259
Loans held for sale	85,368	85,368	—	85,368	—
Accrued interest receivable	14,731	14,731	—	14,731	—
Cash surrender value of bank-owned life insurance policies	88,198	88,198	—	88,198	—
Derivative assets (1)	21,004	21,004	—	14,746	6,258

Financial Liabilities

Total deposits	$4,104,402	$4,116,999	$—	$4,116,999	$—
Short-term debt	163,150	163,150	—	163,150	—
Long-term Federal Home Loan Bank advances	195,321	199,420	—	199,420	—
Subordinated notes	89,617	73,967	—	73,967	—
Derivative liabilities (2)	31,155	31,155	282	29,818	1,055

(1) Total fair value excludes $1.5 million and 1.3 million of unrealized losses as of June 30, 2013 and December 31, 2012, respectively, on interest rate lock and  forward commitments presented under other assets on the consolidated balance sheet.

(2) Total fair value includes $1.5 million and 1.3 million of unrealized losses as of June 30, 2013 and December 31, 2012, respectively, on interest rate lock and  forward commitments presented under other assets on the consolidated balance sheet.

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

NOTE 14.              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Net interest income	$41,104	$35,053	$83,041	$66,198
Provision for loan losses	2,700	2,250	5,100	4,250
Net interest income after provision for loan losses	$38,404	$32,803	$77,941	$61,948

NOTE 15.              SUBSEQUENT EVENTS

On July 24, 2013, Berkshire Bank entered into a purchase and assumption agreement to acquire 20 retail bank branches from Bank of America, with approximately $640 million in total deposits and $5 million in commercial business loans. The branches are located in the New York region and the acquisition is expected to close in the first quarter of 2014. This agreement had no effect on the Company’s financial statements for the periods presented.

During July 2013, the Company announced the resignation of Kevin P. Riley from the position of Executive Vice President and Chief Financial Officer and Patrick J. Sullivan from the position of Executive Vice President of Commercial Banking. Berkshire Bank has agreed to pay $1 million and $750 thousand in compensation to Mr. Riley and Mr. Sullivan, respectively, for performance of the obligations outlined in the Resignation and Non-Competition Agreement, respectively. These agreements had no effect on the Company’s financial statements for the periods presented.

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

Berkshire Hills Bancorp (“Berkshire” or “the Company”) is headquartered in Pittsfield, Massachusetts.  Berkshire Hills Bancorp, Inc. is a Delaware corporation and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group.  Established in 1846, the Bank is a state chartered Massachusetts savings bank.  The Bank is one of Massachusetts’ oldest and largest independent banks and is the largest banking institution based in Western Massachusetts.  Berkshire Bank operates under the brand America’s Most Exciting Bank®.

On April 20, 2012, Berkshire completed the acquisition of CBT — The Connecticut Bank and Trust Company, headquartered in Hartford, Connecticut.  On April 30, 2012, Berkshire acquired the net assets and operations of Greenpark Mortgage, headquartered in Needham, Massachusetts.  On October 19, 2012, Berkshire completed the acquisition of Beacon Federal Bancorp, headquartered in East Syracuse, New York.  Berkshire’s operations in 2013 include all of these acquired operations.  Berkshire currently has $5.2 billion in assets.  It provides personal and business banking, insurance, and wealth management services through 74 full service branch offices in Western Massachusetts, Central and Eastern New York, North Central Connecticut, and Southern Vermont.  Berkshire operates 10 lending offices for commercial and residential mortgage originations in Central and Eastern Massachusetts.   The Company also has a former Beacon branch office in Tennessee.  On July 24, 2013, Berkshire announced that it had entered into an agreement to acquire 20 branches from the Bank of America, N.A., with $640 million in deposits located in communities in and around its existing footprint in Central and Eastern New York.  Berkshire plans to complete this acquisition in early 2014, subject to regulatory approval and customary closing conditions.  For more information, visit www.berkshirebank.com or call 800-773-5601.

Berkshire is a regional financial services company that seeks to distinguish itself over the long-term based on the following attributes:

•                  Strong growth from organic, de novo, product and acquisition strategies

•                  Positive operating leverage contributing to long term profitability

•                  Solid capital, core funding and risk management culture

•                  Experienced executive team focused on earnings and stockholder value

•                  Distinctive brand and culture as America’s Most Exciting Bank®

•                  Diversified integrated financial service revenues

•                  Positioned to be regional consolidator in attractive markets

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the Risk Factors in Item 1A of this report.    Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results.  You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made.  Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

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

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

PER COMMON SHARE DATA
Net earnings, diluted	$0.48	$0.37	$0.90	$0.65
Total common book value	26.82	26.31	26.82	26.31
Dividends	0.18	0.17	0.36	0.34
Common stock price:
High	27.84	23.49	27.84	24.49
Low	24.62	20.15	23.38	20.15
Close	27.76	22.00	27.76	22.00

PERFORMANCE RATIOS (1)
Return on average assets	0.93%	0.73%	0.86%	0.66%
Return on average common equity	7.21	5.58	6.74	4.90
Net interest margin, fully taxable equivalent	3.63	3.70	3.68	3.66
Fee income/Net interest and fee income	25.48	25.52	25.56	24.54

ASSET QUALITY RATIOS
Net charge-offs (current period annualized)/average loans	0.27%	0.25%	0.25%	0.24%
Allowance for loan losses/total loans	0.86	0.98	0.86	0.98

CAPITAL RATIO
Stockholders’ equity to total assets	12.88%	12.94%	12.88%	12.94%

FINANCIAL DATA: (In millions)
Total assets	$5,224	$4,508	$5,224	$4,508
Total earning assets	4,629	4,014	4,629	4,014
Total loans	3,871	3,366	3,871	3,366
Allowance for loan losses	33	33	33	33
Total intangible assets	272	240	272	240
Total deposits	3,815	3,410	3,815	3,410
Total borrowings and notes	680	468	680	468
Total common stockholders’ equity	673	583	673	583

FOR THE PERIOD: (In thousands)
Net interest income	$41,104	$35,053	$83,041	$66,198
Non-interest income	15,606	12,288	30,404	22,090
Provision for loan losses	2,700	2,250	5,100	4,250
Non-interest expense	37,935	34,184	77,418	64,378
Net income	12,037	7,986	22,502	13,830

(1)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(2)  Tangible common stockholders’ equity to tangible assets exclude goodwill and other intangibles.  This is a non-GAAP financial measure that the Company believes provide investors with information that is useful in understanding our financial performance and condition.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,218	4.19%	$1,167	4.64%	$1,255	4.47%	$1,112	4.64%
Commercial mortgages	1,382	5.27	1,251	5.35	1,394	4.95	1,202	5.18
Commercial business loans	627	4.04	491	4.10	614	4.95	452	4.43
Consumer loans	635	4.78	375	3.93	640	3.98	371	3.96
Total loans	3,862	4.67	3,284	4.75	3,903	4.66	3,137	4.73
Investment securities (2)	655	3.00	549	3.30	623	3.21	537	3.29
Short term investments and loans held for sale (4)	91	2.02	47	0.06	94	2.15	31	0.35
Total interest-earning assets	4,608	4.38	3,880	4.49	4,620	4.38	3,705	4.49
Intangible assets	272		236		273		230
Other non-interest earning assets	319		236		326		236
Total assets	$5,199		$4,352		$5,219		$4,171

Liabilities and stockholders’ equity
Deposits:
NOW	$359	0.26%	$297	0.30%	$363	0.28%	$285	0.28%
Money market	1,359	0.39	1,136	0.49	1,418	0.39	1,111	0.52
Savings	449	0.19	370	0.18	446	0.18	365	0.19
Time	1,087	1.23	1,039	1.44	1,118	1.23	1,011	1.47
Total interest-bearing deposits	3,254	0.62	2,842	0.78	3,345	0.63	2,772	0.80
Borrowings and notes	588	2.42	399	2.14	506	2.92	328	2.65
Total interest-bearing liabilities	3,842	0.90	3,241	0.95	3,851	0.92	3,100	0.98
Non-interest-bearing demand deposits	636		499		641		469
Other non-interest earning liabilities	53		39		60		39
Total liabilities	4,531		3,779		4,552		3,608

Total stockholders’ equity	668		573		667		563
Total liabilities and stockholders’ equity	$5,199		$4,352		$5,219		$4,171

Net interest spread		3.48%		3.54%		3.52%		3.50%
Net interest margin		3.63		3.70		3.68		3.66
Cost of funds		0.77		0.82		0.79		0.86
Cost of deposits		0.52		0.66		0.53		0.68

Supplementary data
Total deposits (In millions)	$3,890		$3,341		$3,985		$3,241
Fully taxable equivalent income adj. (In thousands)	644		638		1,273		1,307

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

(5)         The average balances of borrowings and notes include the capital lease obligation presented under other liabilities on the consolidated balance sheets.

SUMMARY

Berkshire posted record quarterly earnings totaling $12.0 million in the second quarter of 2013, topping record income of $10.5 million in the prior quarter.  Earnings per share reached $0.48 in the most recent quarter.  This was the strongest quarterly result since the third quarter of 2008, when global economic and financial distress began to affect industry earnings.  Berkshire’s return on assets increased to 0.93% in the most recent quarter, compared to 0.80% in the prior quarter and to 0.73% in the second quarter of 2012.  For these respective periods, the return on equity was 7.21%, 6.28% and 5.58%.  The improvement in profitability included the benefit of Berkshire’s acquisition and organic growth strategies to improve profitability based on positive operating leverage.  Berkshire’s long term goal is a return on assets exceeding 1.10% and a return on equity exceeding 10.0%.

First half 2013 highlights were as follows (revenue and earnings growth is compared to the first half of 2012):

•                  28% growth in net revenue

•                  63% increase in net income

•                  38% increase in earnings per share

•                  7% growth in commercial business loans since year-end 2013

•                  3.68% net interest margin, increased from 3.66%

•                  0.56% non-performing assets/total assets

•                  0.25% annualized net loan charge-offs/average loans

Earnings per share in the most recent quarter increased from the prior two quarters due to lower merger and conversion related expenses recorded in the most recent quarter.  Before these charges, earnings per share decreased from the prior two quarters, including lower net revenue due to a decrease in loan balances and fee income.   An expected seasonal increase in second quarter mortgage banking revenue did not materialize due to an unexpected steepening of the yield curve in the second half of the quarter.  This depressed the volume and margin of residential mortgages, along with certain other lending related income.  Total non-interest expense other than merger and conversion related expenses increased in the most recent quarter, including costs related to expansion of lending operations and costs related to integration and efficiency projects.

After quarter-end, the Company announced changes in certain executive positions.  The Chief Risk Officer was given the additional responsibility of Chief Administrative Officer and will oversee most operational functions.  The Executive Vice President – Chief Financial Officer and the Executive Vice President of Commercial Banking resigned and entered into agreements related to resignation, separation, and non-competition.  The Senior Vice President and Chief Accounting Officer was given the additional responsibility of Principal Accounting Officer and is working with an interim team while a new Chief Financial Officer is recruited.  Management of commercial banking was reassigned among several seasoned senior managers who are reporting to the Chief Executive Officer.  In conjunction with these changes, the Company announced a restructuring initiative which is targeted to reduce ongoing operating expenses.  This initiative is expected to include one-time restructuring costs which will be recorded in the second half of the year.

Following quarter-end, the Company also announced that it had entered into an agreement to acquire 20 branches with deposits totaling $640 million from Bank of America.  These branches are located within and contiguous to Berkshire’s existing New York markets.  The deposit premium is 2.25% and the acquisition is expected to be completed in early 2014, subject to regulatory approvals and customary conditions.  The acquisition is intended to be immediately accretive to operating earnings per share before transaction costs.

During the first and second quarters of 2013, the Company continued to increase its targeted commercial business loans at a double digit annualized pace, and the commercial new business pipeline increased as well.  The Company’s goal is that by the fourth quarter of 2013, its commercial lending originations will begin to increase overall revenues and that operating earnings per share will begin to improve due to higher revenues and the benefit of the restructuring initiative in reducing ongoing operating expenses.  The Company’s actions are targeted to produce further improvement in operations in 2014, including the benefit of the New York branch purchase described above.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013 AND DECEMBER 31, 2012

Summary:  Berkshire adjusted its balance sheet during the first half of the year based on its risk disciplines, its post-acquisition adjustments, and in anticipation of rising interest rates. Total assets decreased by $73 million (1%) and the duration of assets was shortened as funds were shifted from fixed rate residential mortgages to shorter duration mortgage-backed securities.  Total deposits decreased by $285 million (7%) as targeted money market and acquired balances were replaced with lower cost short term borrowings and proceeds from the decrease in assets.  Shareholders’ equity increased by $6 million (1%) and book value per share grew at a 2% annualized rate to $26.82.  Measures of asset quality, liquidity, and capital remained within targets.  The Company continued to maintain an asset sensitive interest rate risk profile.

Securities:  Total investment securities increased by $97 million to $671 million (13% of total assets) due to the shift from residential mortgages to mortgage-backed securities.  Available for sale government-sponsored residential mortgage-backed securities increased by $76 million and available for sale corporate bonds increased by $29 million.  The Company anticipates further investments in available for sale government-sponsored residential mortgage-backed securities in the second half of 2013.   Additionally, based on the planned acquisition of New York branches early in 2014, the Company anticipates that additional amounts will be invested in available for sale government-sponsored residential mortgage-backed securities when these acquired funds are received.

The value of many debt securities declined due to the steepening of the yield curve in the second quarter.  At mid-year, the portfolio of investment securities had a $2 million (0.2%) unrealized loss, compared to a $12 million (2.4%) unrealized gain at the start of the year.  The yield on the portfolio decreased to 3.00% in the second quarter of 2013 compared to 3.17% in the last quarter of 2012 and 3.30% in the second quarter of 2012.  This decrease reflected ongoing yield compression due to the continuing low interest rate environment, prior to the recent steepening of the yield curve in May and June.  There were no significant changes in the analysis of securities impairment during the first half of the year.  The effective duration of the portfolio increased to 5.1 years at midyear from 2.4 years at the beginning of the year due to the securities added to the portfolio as well as a lengthening of the average life of mortgage-backed securities as a result of the steepening of the yield curve.

Loans:  The loan portfolio decreased by $118 million (3%) in the first half of 2013.  This was primarily due to the $92 million (7%) decrease in residential mortgages.  This decrease included amortization and prepayments, together with the sale of $51 million in existing seasoned mortgages.  Proceeds from the decrease were reinvested in shorter duration investment securities consisting primarily of mortgage-backed securities, which reduced the risk to medium term income in the event of a sustained increase in interest rates.

Total commercial loans benefited from growth of $44 million (7%) in commercial business loans during the first half of the year.  Berkshire is building business loan volume in its markets while it targets relationships with middle market customers who require a full range of products and services provided by a responsive local banking partner.  Collections of acquired impaired and other targeted commercial credit balances were approximately $47 million, as some of these borrowers had improved access to alternative financing.  Additionally, the Company experienced runoff of non-relationship real estate loans into uneconomic financing structures offered by banking competitors or targeted for pooled securitization.  Berkshire is adhering to its credit, profitability, and interest rate risk disciplines in order to support its long term earnings objectives.  Commercial mortgage loans decreased by $61 million (4%) and as a result, total commercial loans decreased by $17 million (1%) during the first half of the year.  Total commitments to originate new commercial loans increased to $183 million at midyear 2013, compared to $45 million at the start of the year.  Consumer loans decreased by $9 million (1%) but increased by $2 million in the second quarter as additional focus was placed on leveraging the consumer lending operations acquired with the Beacon Federal merger.

The loan yield was 4.67% in the most recent quarter, compared to 4.73% in the final quarter of 2012 and to 4.75% in the second quarter of 2012.  The Company has benefited from purchase loan accounting accretion related to the bank acquisitions.  Included in this benefit are recoveries that have been realized on the resolution of acquired impaired loans.  Total loans repricing over five years decreased to $1.44 billion at June 30, 2013, compared to $1.50 billion at the start of the year, including the impact of the reduction in the mortgage portfolio.  The excess of fair value over carrying amount of net loans decreased to $46 million (1.2% of the carrying amount) from $61 million (1.6% of the carrying amount) during the second quarter of 2013 due primarily to the steepening of the yield curve.

Asset Quality.   Acquired loans are recorded at fair value and are categorized as performing regardless of their payment status.  Therefore, some overall portfolio measures of asset performance are not comparable between periods or among institutions as a result of recent business combinations.  Asset performance metrics remained favorable through the first six months of the year.    Mid-year non-performing assets were 0.56% of total assets, compared to 0.52% at the start of the year.  Six month 2013 annualized net loan charge-offs measured 0.25% of average loans, compared to 0.26% for the year 2012. Accruing delinquent loans were 1.10% of total loans at midyear, compared to 1.11% at the start of the year.  For loans from business activities (excluding acquired loans), net charge-offs were 0.25% of average loans and the related allowance measured 1.19% of these loans.  Additions to nonaccrual assets have been in the range of $6-7 million in each quarter for the last three quarters.  Due to a similar volume of problem asset resolutions, total non-performing assets have increased by only $2 million over this period.  At midyear, the remaining carrying balance of purchased credit impaired loans was $43 million and the contractual amount owed on these loans was $77 million.  The comparable measures at year-end 2012 were $62 million and $108 million, respectively.

The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans. Potential problem loans totaled $75 million at midyear, compared to $62 million at the start of the year.  Information about the Company’s analysis of its credit risk profile is presented in the loans note to the consolidated financial statements.  The increase in potential problem loans in the most recent quarter was primarily due to one $18 million commercial real estate relationship secured by office and retail properties with softening rental revenues.  Criticized loans, which include total classified loans and loans rated special mention, decreased to $176 million from $187 million.  Criticized loans from business activities increased by $6 million to $105 million, while criticized acquired loans decreased by $18 million to $71 million.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate.  The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date.  The loan loss allowance totaled $33.2 million at midyear 2013, which was unchanged from the start of the year.  The loan loss allowance increased slightly to 0.86% of total loans from 0.83% during the first half of the year. The allowance related to loans from business activities decreased to 1.19% from 1.21% of related loans during the first half of the year.

Deposits and Borrowings.  Total deposits were flat in the first quarter of 2013 and then decreased by $285 million (7%) during the most recent quarter.  This included a $208 million reduction in money market balances which were primarily rate sensitive commercial balances.  These amounts were primarily replaced with borrowings to reduce funding costs and utilization of Berkshire’s supplemental deposit insurance program.  The Company is currently managing its business within the overall coverage parameters allowed for the supplementary insurance that it offers in addition to FDIC insurance.  The balance of the deposit reduction was primarily related to the restructuring of brokered and other non-core deposit sources following the integration of Beacon Federal operations in March 2013.  Reflecting these activities, the cost of funds decreased to 0.77% in the most recent quarter, compared to 0.81% in the prior quarter and 0.82% in the second quarter of 2012.  The loan/deposit ratio stood at 101% at midyear.  The balance of time deposits maturing in a year was $642 million at midyear 2013, compared to $655 million at the start of the year.  For the twelve months ended June 30, 2013, the median increase in deposits was 1% among the Company’s branches which had been owned for at least a year.  Approximately 39% of these branches had growth of 5% or better, including de novo branches opened in recent years and branches which have received deposits as a result of consolidations.

The acquisition of branches in New York is expected to provide an additional $640 million in low cost core deposits at the beginning of 2014.  The Company plans to immediately use at least half of these new deposits to replace short term borrowings.  Total borrowings increased by $232 million during the first half of the year, including a $253 million increase in lower cost short term borrowings.  As a result of this shift into low cost short term borrowings, the total cost of borrowings declined compared to the prior quarter. The total cost of borrowings increased compared to the prior year due to higher rate subordinated debt that was added at the end of the third quarter of 2012.

Derivative Financial Instruments and Hedging Activities.  The total notional value of derivatives decreased by $299 million (23%) to $1.013 billion during the first half of the year due primarily to the decrease in mortgage banking activity from prior periods, which resulted in a decrease in both interest rate lock commitments and forward commitment contracts that hedge these interest rate locks.  The total amount of these commitments decreased by $307 million during this period.  The notional value of cash flow hedges increased by $30 million in the first half of 2013 as additional interest rate swaps were used to increase the duration of the Company’s borrowings by fixing  the interest rate on designated loans.  This helped the Company to maintain asset sensitivity despite the slowing of mortgage prepayment speeds and the increased utilization of short term borrowings in place of deposits.  The estimated net fair value liability of total derivative financial instruments decreased to $3 million from $10 million during the first half of 2013 due primarily to the improved market value of cash flow hedges as a result of the steeper yield curve.  This improvement contributed to other comprehensive income and partially offset the impact of the unrealized loss on investment securities on other comprehensive income and stockholders’ equity.

Stockholders’ Equity.  Total stockholders’ equity increased by $6 million (1%) to $673 million during the first half of 2013, and measured 12.9% of period-end assets.  Equity benefited from $23 million in net income and was net of $9 million in cash dividends paid at $0.36 per share, which resulted in a 40% dividend payout ratio.  The dividend provided a 2.8% annualized yield based on the $25.52 average closing price of Berkshire’s common stock in the first half of 2013.    During this period, Berkshire also repurchased 348 thousand common shares at a cost of $9 million, or approximately $25.48 per share.  Also during the first half of the year, Berkshire approved a new 500 thousand share repurchase program; there were 249 thousand shares remaining available for purchase under this program as of midyear.  During the first six months, equity benefited from $6 million in credits related to stock compensation and equity was reduced by $3 million in other comprehensive loss.

Tangible book value per share measured $15.96 at midyear, compared to $15.63 at the start of the year.  Total book value per share measured $26.82 and $26.53 at these dates, respectively.  The ratio of tangible equity/assets improved to 8.1% from 7.8% during the first half of the year, and total equity/assets improved to 12.9% from 12.6%.  Measures of tangible equity and risk based capital exclude intangible assets and are used by investors and regulators to assess the quality of capital.  At midyear, total equity was $673 million and tangible equity was $401 million net of $272 million in goodwill and other intangible assets.  At year-end 2012, these respective measures were $667 million, $393 million, and $274 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Summary:    Berkshire’s results in 2013 included operations resulting from several acquisitions in 2012, along with the ongoing benefit of growth from business activities.    As a result, most measures of revenue, expense, income, and average balances increased in 2013 compared to the prior year.  The acquisitions included CBT - The Connecticut Bank and Trust Company on April 20, 2012, the operations of Greenpark Mortgage on April 30, 2012, and Beacon Federal Bancorp on October 19, 2012.  Berkshire implemented a core systems conversion in the third quarter of 2012.  Results in all periods included net merger and conversion related expenses which the Company does not view as related to its ongoing expenses for business activities.  Earnings per share were affected by the issuance of additional Berkshire common shares as consideration for bank acquisitions.  All references to revenue and expense in this discussion exclude discontinued operations consisting of four branches, which were divested in the first quarter of 2012.

Berkshire’s operating results improved in the second quarter and first half of 2013, compared to the same periods of 2012.  Net income increased by $4.1 million (51%) in the second quarter and by $8.7 million (63%) in the first half of 2013 compared to 2012.  Earnings per share increased by $0.11 (30%) to $0.48 and by $0.25 (38%) to $0.90 for these respective periods.

Berkshire’s year-to-year results have benefited from positive operating leverage with revenue growth exceeding expense growth.  This has been due to the combination of business development and acquisitions.  The positive operating leverage has also been reflected in profitability measures including return on assets and return on equity, which respectively increased to 0.93% and 7.21% in the most recent quarter.  The Company has maintained an asset sensitive net interest income profile, as management has chosen to sacrifice current yield to protect earnings in the event of future rate increases.  The Company is also absorbing the costs of ongoing branch and business expansion in its cost of operations.

Berkshire is balancing current period earnings growth with disciplines and investments intended to support future earnings results.  Berkshire has allowed average earning assets to decline since the time of the Beacon Federal acquisition in October, 2012.  This has contributed to a decline in net interest income.  The Company views competition as excessive for certain types of commercial loans, including non-relationship commercial real estate loans such as those which were acquired in bank mergers.  While Berkshire continues to pursue double digit annualized growth in targeted commercial business loans, it has been willing to accept runoff of commercial real estate loans and the related impact on revenue.   The Company anticipates that the amount of loans which are susceptible to runoff will dwindle and that the pace of loan generation will begin to outweigh such runoff within the next two quarters.

Berkshire’s results in recent periods have also included revenues from mortgage banking operations acquired in the second quarter of 2012.  These revenues exceeded expectations due to the strong mortgage refinancing demand arising from record low interest rates in the second half of 2012.  As a result of a steepening of the yield curve in the most recent quarter, these revenues decreased sharply from the prior run-rate due to lower volume and margins.  The Company has initiated a restructuring process to reduce its operating expenses due to its expectation of lower revenues.  The restructuring process is expected to result in non-operating charges, including severance costs.  The planned acquisition of New York branches early in 2014 is expected to immediately be accretive to operating earnings and operating earnings per share.  This acquisition is also expected to result in approximately $5 million in after-tax merger related charges which are mostly expected to be recorded in the first quarter of 2014, although a portion of these charges may be recorded in 2013.

Revenue.  Total net revenue increased by $9.4 million (20%) in the second quarter and by $25.2 million (28%) for the first six months of 2013 compared to 2012.  Annualized second quarter revenue per share increased by 5% to $9.09 in 2013 compared to $8.68 in 2012.  Fee income was 25% of total revenue in both periods.  Berkshire’s goal is to increase fee income as a percentage of total revenue in order to diversify revenue sources and increase opportunities to improve wallet share with its customers and market share in its regions.

Net Interest Income.  Net interest income increased by $6.1 million (17%) in the second quarter and by $16.8 million (25%) in the first half of 2013 compared to 2012. Growth in net interest income has included the benefit of growth from business development as well as the business combinations.  Berkshire’s goal is to generate ongoing growth in net interest income, driven by market share gains in loan volume.  Together with accompanying growth in fee income, this is intended to produce growth in net income and profitability metrics.   Due to current uneconomic conditions in some commercial loan markets, the Company has allowed loans and net interest income to decrease in recent quarters.

Business combinations in the last two years have included the recording of credit related discounts primarily on impaired and higher risk commercial loans.  These include accretable discounts which are recorded to net interest income over the expected life of the loan and nonaccretable discounts which may give rise to recoveries that are recorded to income if the Company succeeds in collecting the loan for an amount which exceeds the permanent net loss originally attributed to the loan.  Net interest income includes the net benefit from loan purchase accounting accretion, which totaled $3.4 million in the second quarter and $7.2 million in the first half of 2013.  These amounts included recoveries recorded on the resolution of acquired impaired loans which totaled $2.4 million and $4.7 million in these periods respectively.  The balance of accretable yield on purchased impaired loans decreased from to $3.3 million from $8.2 million during the first half of 2013.  The remaining balance of accretable yield is mostly expected to be recorded to net interest income over the next three quarters based on existing amortization schedules.  Changes in loan prepayment speeds and recoveries of nonaccretable discount have introduced more volatility to the net interest margin over the last several periods.

The net interest margin has benefited from the fair value of financial instruments acquired in bank mergers, increasing to 3.68% in the first half of 2013 from 3.66% in the same period of 2012, despite the ongoing impact of yield compression on spread margins in the industry.  The benefit of loan purchase accounting accretion contributed about 0.31% to the net interest margin for the first half of 2013.  Excluding this accretion, the net interest margin in the most recent quarter was approximately 3.33%.  This was down from 3.40% in the fourth quarter of 2012, reflecting the general margin tightening from yield compression over the past six months.  Berkshire maintains a close focus on its loan and deposit pricing disciplines to lessen the impact of market yield compression.  Berkshire maintains an asset sensitive interest rate risk profile so that any future rate increases from the current low rate environment are expected to benefit net interest income.  Since Berkshire’s disciplines manage the duration of new assets originated, there has been limited benefit from the recent steepening of the yield curve and the benefit of the Company’s interest rate sensitivity is primarily expected to manifest at such time as there is an increase in short term interest rates.

Non-Interest Income.  Total non-interest income increased by $3.3 million (27%) in the second quarter and by $8.3 million (38%) in the first half of 2013, compared to 2012.  This included the benefit of business development as well as business combinations.  First half mortgage banking revenues increased to $4.3 million from $2.2 million since 2012 results only included acquired mortgage operations for May and June. Quarterly mortgage banking revenues in 2013 decreased from a high of $5.9 million in the fourth quarter of 2012 including the impact of a sudden steepening of the yield curve in the most recent quarter, which depressed volume and margins.  The Company anticipates that these revenues will further decrease based on the run rate experienced at the end of the quarter.  Mortgage banking revenue is recorded when application rate locks are received.  The Company recorded a 1.92% gross gain on sale margin on rate lock volume of $232 million in loans in the most recent quarter (including hedging activity).  The $2.7 million increase in other loan related income in the first six months of the year included a $0.2 million increase to $1.4 million from the sale of seasoned residential mortgages plus an additional $0.4 million gain on the sale of Tennessee loans and a $0.4 million benefit from improved fair values of mortgage servicing rights.  The ratio of deposit related fees to average deposits decreased slightly to 0.45% in the first six months of 2013 compared to 0.46% in the same period of 2012.  First half insurance revenues decreased slightly by $0.1 million (2%) from year-to-year.  Wealth management revenues increased by $0.7 million (19%) for these periods, reflecting increased business volume and improved securities market prices.  Total assets under management increased to $1.2 billion as of midyear 2013. Included in other non-interest income for the first half of 2013 is a $1.4 million credit for income on bank owned life insurance policies, which is partially offset by a $0.7 million book loss on limited partnership interests which generated offsetting tax credit benefits.  Non-interest income in the second quarter of 2013 included $1.0 million in securities gains resulting from the sale of certain bank common stock investments in order to realize gains from the strong market appreciation in recent months.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end.  The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the allowance was included in the discussion of financial condition.  The provision in the first half of the year increased to $5.1 million in 2013, compared to $4.3 million in 2012.  The provision exceeded the level of net loan charge-offs, resulting in an increase in the total allowance for loan losses.

Non-Interest Expense.  Total non-interest expense increased by $3.8 million (11%) in the second quarter and $13.0 million (20%) in the first half of 2013, compared to 2012.  This increase was due to the impact of the 2012 business combinations, together with costs related to business development and expansion.  Non-interest expense included merger and conversion related expenses in all periods.  These costs decreased to $0.8 million in the most recent quarter following the conversion of the acquired Beacon operations in the prior quarter and the core systems conversion project in the second half of 2012.  Before these charges, total non-interest expense was $37.2 million in the most recent quarter, which exceeded the similar measure in the prior two quarters.  This increase included seasonal factors, lending team expansion, and various systems and process re-engineering projects.  These projects are expected to immediately contribute to improved efficiencies and expense management.  Asset resolution costs rose as resolution opportunities were pursued while market conditions remained favorable. The increase in expense, combined with the decrease in revenue, led to a decrease in earnings before merger and conversion expense in the most recent quarter in comparison to the prior two quarters.  Due to these events, the Company initiated a restructuring project targeted at immediately reducing operating expenses by 4-5% and assessing additional restructuring possibilities to further reduce operating expenses.  The Company expects that the immediate reductions will reduce both compensation related and non-compensation related costs in generally equal proportion.  The Company expects to record charges in the third quarter for this initiative, including severance related costs.  Additional restructuring initiatives may be identified and implemented to reduce embedded costs including costs related to facilities and contractual arrangements, and additional restructuring costs may be incurred in conjunction with such projects.  Full time equivalent staff totaled 1,014 at midyear, compared to 1,012 at the start of the year.   The Company believes that its investment in new core systems and process re-engineering will facilitate its initiatives to benefit operating profitability in 2014 and beyond.  Additionally, the New York branch purchase will further leverage the recent investments in infrastructure and this purchase is intended to result in a double digit return on equity utilized in these expanded operations following the targeted acquisition early in 2014.

Income Tax Expense.  The effective income tax rate for the first six months was 27% in 2013 compared to a rate of 26% in 2012 on income from continuing operations.  The effective income tax rate was 25% in the most recent quarter, compared to 30% in the prior quarter and 27% in the second quarter of 2012.  Tax expense in the most recent quarter included a $0.9 million benefit from a reduction in the capital gains valuation allowance as a result of improved equity securities values; the tax rate was 31% before this adjustment.  The 31% rate reflects the higher level of pretax income in 2013 and the lower proportionate benefit of tax advantaged income from investments and bank owned life insurance.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed. In the insurance segment, the previously noted 2% decline in six month revenues was offset by lower expenses, resulting in a 3% increase in net income to $743 thousand in the first half of 2013.  The improvement in insurance earnings in 2013 was recorded in the first quarter.  Revenue decreased by 13% from year-to-year in the second quarter, resulting in a 49% reduction in second quarter insurance earnings to $206 thousand in 2013 compared to 2012. The Parent’s income primarily reflected changes in the Bank’s income.  Dividends paid to the Parent by the Bank are recorded to the Parent’s net interest income.  The Parent’s interest in the Bank’s retained income is recorded in the Parent’s non-interest income.  The Bank’s dividends to the Parent increased in 2013 compared to 2012.  Most of the parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.  The amount of the benefit increased in 2013 due to additional recognition of tax benefits related to stock compensation.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income/(loss).  Other comprehensive income/(loss) has been an amount no more than $1.3 million in the quarterly periods except for the most recent quarter, when a $4.5 million other comprehensive loss was recorded.    This loss was due to the after-tax impact of a $13.4 million decrease in net unrealized gains and losses on available for sale securities, which was partially offset by a $6.2 million increase in net unrealized gains and losses on derivative hedges.  These changes were due to the steepening of the yield curve in the second quarter, which led to a reduction in the value of contracts to receive fixed rate interest and in an increase in the value of contracts to pay fixed rate interest.  Including other comprehensive (loss) income, total comprehensive income in the first half of the year was $19.3 million in 2013, compared to $14.4 million in 2012.

Liquidity and Cash Flows.  For the first half of 2013, additional short term FHLBB borrowings were the primary source of funds and a reduction in deposits was the primary use of funds.  A reduction in cash and equivalents and in residential mortgages held for sale were also a source of funds for the reduction in deposits.  Additionally, a reduction in residential mortgages released funds which were reinvested in shorter duration investment securities.  Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds.  Berkshire allowed its loan portfolio to decline in the first half of 2013 due to the uneconomic characteristics of growth opportunities in mortgages and commercial loans.  Berkshire reduced certain higher cost commercial money market deposit balances along with non-relationship deposits acquired with Beacon.  Berkshire expects to evaluate further growth in the portfolio of investment securities and would expect to utilize additional short term borrowings to fund any such growth.  FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific

asset/liability purposes.  The Company also uses interest rate swaps in managing its funds sources and uses.   At the end of the most recent quarter, the Company had approximately $493 million in borrowing availability with the Federal Home Loan Bank.  Based on its recently announced agreement to purchase $640 million in deposits early in 2014, Berkshire plans to utilize these new funds in part to replace short term borrowings.  Additionally, excess funds from this purchase are expected to initially be invested in investment securities and are expected to subsequently be blended in with other deposit sources, as well as to fund potential future loan growth.

Berkshire Hills Bancorp had a cash balance totaling $28 million as of June 30, 2013, which was on deposit with Berkshire Bank.  The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  The Parent also has a $10 million revolving line of credit provided by a correspondent bank.  The Parent’s cash balance decreased in the first half of 2013 primarily because funds were used to pay off the balance on the line of credit, which was fully drawn down at year-end 2012.  The primary long run routine uses of funds by the parent include the payment of cash dividends on common stock and debt service.  In the first six months of 2013, the Parent used $18 million in cash for dividends and common stock purchases.  During this period, it received $15 million in cash dividends from Berkshire Bank and $4 million in cash related to stock based compensation.  The Parent expects to fund any future treasury stock repurchases with dividends from subsidiaries and from capital markets activities.  Of note, the agreement to acquire New York branches is an agreement by Berkshire Bank and does not require the financial involvement of the Parent.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements.   At June 30, 2013, Berkshire Bank continued to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2012 Form 10-K.

As discussed in the 2012 Form 10-K and in Item 1A of this Form, there are financial system reforms which became federal law in July 2010 and which constitute the most significant regulatory and systemic reform since the 1930s.  It cannot be determined at this time what the full effects of the reforms will be.  Some of the reforms are intended to increase required capital levels in the banking system.  At a future time, the Company expects to begin reporting consolidated holding company regulatory capital ratios with its regulator, the Federal Reserve Bank of Boston, as if it was chartered as a bank holding company.  This represents a further step in the transition from its previous federal regulator, The Office of Thrift Supervision, which was phased out based on federal legislation in 2011.  The Company continues to be chartered as a Savings and Loan Holding Company and, as such, is not required to meet regulatory capital requirements applicable to bank holding companies.  The Company expects that at a future time, it will be required to meet the same requirements as bank holding companies and that prior to that time, the level and trend of these financial metrics will be considered by the Federal Reserve Bank in its supervision of the Company’s activities.

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2012 Form 10-K and information relating to payments due under contractual obligations is presented in the 2012 Form 10-K.  Information about derivative financial instruments and hedging activities is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.  There were no significant changes in off-balance sheet arrangements and contractual obligations during the first half of 2013.  Subsequent to midyear, Berkshire Bank entered into an agreement to acquire 20 branches with $640 million in deposits in New York, which transaction is expected to be completed in early 2014.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at June 30, 2013 compared to December 31, 2012.  The net excess of fair value over carrying value of financial assets and financial liabilities improved during the first half of the year. Liquidity discounts declined based on current market conditions, and this more than offset the higher discount on longer duration assets as a result of the steep yield curve.

ITEM 3.                                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk during the first six months of the year 2013.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2012.  As discussed in Item 2, Berkshire has a targeted position to maintain an asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.  The Company measures this sensitivity primarily by evaluating the impact of ramped interest rate changes in the 12 month and 24 month time horizons.

As previously noted, the Company shifted some assets from longer duration fixed rate mortgages to shorter duration investment securities in the first half of 2013.  The Company also entered into additional interest rate swaps which fixed the interest rate on certain funding sources during the medium term.  These actions benefited the Company’s asset sensitivity position.  This benefit was partially offset by a lengthening of durations of all mortgage related earning assets due to slower prepayment speeds which resulted from the steepening of the yield curve in the second quarter of the year.  Moreover, the shift of nearly $300 million from deposits into overnight short term borrowings had the impact of making these funding sources more liability sensitive.  The net result of the above changes and other circumstances in the first half of the year was to reduce the Company’s asset sensitivity to the benefit of an upward parallel shift in the yield curve.  The benefit of a ramped 200 basis point upward shift in the yield curve had been approximately 1% to net interest income in the first year and 3% in the second year, based on measurements at year-end 2012.  This benefit was estimated to be near break-even in the first year and approximately 1.7% in the second year of such a ramped increase based on measurements at midyear 2013.  Balance sheet growth in recent quarters was below the Company’s expectations and the generation of new variable rate earning assets was also below the Company’s expectations.  Accordingly, the Company’s position has moved closer to neutral based on the above measures compared to the modest asset sensitivity that was previously achieved.  Based on the agreement to acquire approximately $640 million in deposits near the beginning of 2014, the Company expects that its interest rate risk profile will become more asset sensitive when this acquisition is complete.  These funds are expected to replace the short term borrowings noted above and to be invested in short and medium term investment securities until they are blended into funding for loans.  The deposits to be acquired are generally in rural New York market and are expected to be no more liability sensitive than the current deposit portfolio, and less sensitive than overnight borrowings.  Please see the additional discussion in Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2012 regarding the Company’s asset liability management strategies in the current and anticipated interest rate environment.

ITEM 4.                                              CONTROLS AND PROCEDURES

a)                       Disclosure controls and procedures.

The principal executive officers, including the principal financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

(b)                   Changes in internal control over financial reporting.

The Company evaluated changes in its financial reporting as a result of the resignation of its Chief Financial Officer in July, and the utilization of senior management and an external consultant for financial reporting oversight on a temporary basis in the current period.  The Company determined that these changes were not changes that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.                                                LEGAL PROCEEDINGS

As of June 30, 2013, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

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

During the first half of 2013, the Company completed the systems conversion related to the operations acquired from Beacon Federal.  The Company recruited a new commercial banking team in Eastern Massachusetts, new commercial banking leadership in Central New York, and a new commercial leasing team in Hartford.  The Company has ongoing projects and processes related to its organization, operating methods, and integration of its newly acquired operations, newly recruited teams, and recently installed systems.

Subsequent to the second quarter, the Company announced an agreement to acquire 20 branches with $640 million in deposits in Central and Eastern New York.  This acquisition is targeted for completion early in 2014, subject to regulatory approvals and customary closing conditions.  The Company also announced that it had received resignations and entered into agreements related to resignation, separation, and non-competition with its EVP — Chief Financial Officer and its EVP — Commercial Banking.  The EVP — Chief Risk Officer was given the additional title of Chief Administrative Officer.  The Company provided guidance for lower future earnings and announced a restructuring initiative intended to reduce operating expenses, including staff reductions which have been initiated.

Additional risk factors which have been identified subsequent to the filing of the 2012 Form 10-K include:

The Pending Acquisition of New York Branches Could Impact Stock Price and Future Business and Financial Results

The acquisition is subject to regulatory approval and closing customary conditions and involves risks, including those related to systems integration, product conversion, staff orientation, and customer retention.  The acquisition is expected to contribute positively to the Company’s financial performance, but actual results could be below expectation if the acquisition is not achieved according to the Company’s plan.  Negative reactions may be experienced from the financial markets and from customers and employees. Litigation related to any failure to complete the acquisition according to the terms of the agreement with the seller is also possible.  Regulatory approval could include stipulations or conditions which could affect future operating results and relations with regulators.

New Federal Bank Capital Rules May Affect the Company’s Future Condition and Performance

In July 2013, the Office of the Comptroller of the Currency (“OCC”), Board of Governors of the Federal Reserve System (“FRB”), and the Federal Deposit Insurance Corporation (“FDIC”) announced the adoption of new rules that revise and replace the agencies’ capital rules as these federal agencies move forward with implementing capital requirements in response to agreements reached by the Basel Committee on Banking Supervision (“Basel III”).  The Company will be assessing the potential impact of these rules, including the impact on capital sources and capital returns.

Regulatory Initiatives May Affect Business Activities and Increase Operating Costs

The Company is experiencing growth in the size, scope, and complexity of its operations.  Regulatory agencies are expanding the framework for bank regulation and examination.  Some of the Company’s routine activities and some growth initiatives require regulatory applications and approvals.  The Company is incurring more costs for regulatory reporting and compliance.  The increased regulation of the Company and the industry may affect the profitability of certain products and markets and the execution of the Company’s strategic plan for growth and profitability.

Recent Organization Changes May Affect Operating Results

The Company has recently announced organizational changes intended to improve operating efficiencies and the effectiveness of customer solicitation and servicing processes.  Recent changes have included the resignation of two executive officers, the elimination of certain management positions, and a restructuring program to reduce operating costs.  The Company has implemented plans to manage through the executive transition and has named a Chief Administrative Officer to centralize and coordinate the management of operating functions to improve long run efficiency, service delivery, and regulatory compliance.  The restructuring program to reduce operating costs may affect revenue growth and staff retention and is expected to result in restructuring charges.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                 No Company unregistered securities were sold during the quarter ended June 30, 2013.

(b)                 Not applicable.

(c)                  The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2013.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2013(1)	208,122	$25.41	206,687	293,313
May 1-31, 2013	43,900	26.56	43,900	249,413
June 1-30, 2013	—	—	—	249,413
Total	252,022

(1) Shares represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans and shares purchased as part of a publicly announced program.

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (3)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (5)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (6)
10.4	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (7)
10.5	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (7)
10.6	Form of Berkshire Bank Employee Severance Compensation Plan (1)
10.7	Non-Competition and Consulting Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and J. Williar Dunlaevy, dated as of April 6, 2011 (8)
10.8	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (9)
10.9	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M. Marotta (10)
10.10	Endorsement Agreement by and among Berkshire Hills Bancorp, Inc. and Geno Auriemma dated as of May 14, 2012 (11)
10.11	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (12)
10.12	Resignation and Non-Competition Agreement and Full and Final Release of Claims between Berkshire Bank and Kevin P. Riley (13)
10.13	Purchase and Assumption Agreement between Bank of America, National Association, and Berkshire Bank dated as of July 23, 2013 (14)
10.14	Separation and Non-Competition Agreement and Full and Final Release of Claims between Berkshire Bank and Patrick J. Sullivan (14)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32	Certifications pursuant to 18 U.S.C. 1350
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Statements of Condition as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements. (15)

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on December 18, 2012.
(3)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(5)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(6)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(7)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(8)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-4 as filed on April 20, 2011, Registration No. 333-173404.
(9)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.
(10)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(11)	Incorporated herein by reference from the Exhibit 10.16 to the Form 10-Q as filed on August 16, 2012.
(12)	Incorporated herein by reference from the Proxy Statement for the 2013 Annual Meeting of Shareholders filed on April 2, 2013
(13)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on July 9, 2013.
(14)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on July 25, 2013.
(15)

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

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2013	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: August 9, 2013	By:	/s/ Josephine Iannelli
Josephine Iannelli
Senior Vice President, Chief Accounting Officer