Form 10-Q
period 2013-09-30
BERKSHIRE HILLS BANCORP INC
filed 2013-11-12
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The Registrant had 25,037,224 shares of common stock, par value $0.01 per share, outstanding as of November 6, 2013.

BERKSHIRE HILLS BANCORP, INC.

FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2013	2012
Assets
Cash and due from banks	$61,149	$63,382
Short-term investments	15,710	34,862
Total cash and cash equivalents	76,859	98,244

Trading security	15,330	16,893
Securities available for sale, at fair value	684,716	466,169
Securities held to maturity (fair values of $48,080 and $52,490)	46,925	51,024
Federal Home Loan Bank stock and other restricted securities	42,342	39,785
Total securities	789,313	573,871

Loans held for sale, at fair value	27,064	85,368

Residential mortgages	1,313,609	1,324,251
Commercial mortgages	1,366,104	1,413,544
Commercial business loans	668,983	600,126
Consumer loans	675,147	650,733
Total loans	4,023,843	3,988,654
Less: Allowance for loan losses	(33,248)	(33,208)
Net loans	3,990,595	3,955,446

Premises and equipment, net	83,136	86,461
Other real estate owned	3,561	1,929
Goodwill	256,871	255,199
Other intangible assets	15,030	19,059
Cash surrender value of bank-owned life insurance policies	100,299	88,198
Deferred tax assets, net	61,617	57,729
Other assets	45,911	75,305
Total assets	$5,450,256	$5,296,809

Liabilities
Demand deposits	$669,878	$673,921
NOW deposits	352,762	379,880
Money market deposits	1,357,201	1,439,632
Savings deposits	438,135	436,387
Time deposits	1,064,049	1,170,589
Total deposits	3,882,025	4,100,409
Short-term debt	590,000	163,150
Long-term Federal Home Loan Bank advances	150,022	195,321
Subordinated notes	89,663	89,617
Total borrowings	829,685	448,088
Other liabilities	65,351	81,047
Total liabilities	4,777,061	4,629,544

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 26,525,466 shares issued and 24,952,204 shares outstanding in 2013; 26,525,466 shares issued and 25,148,522 shares outstanding in 2012)	265	265
Additional paid-in capital	587,041	585,360
Unearned compensation	(4,211)	(3,035)
Retained earnings	135,991	122,014
Accumulated other comprehensive loss	(7,029)	(2,979)
Treasury stock, at cost (1,573,262 shares in 2013 and 1,376,944 shares in 2012)	(38,862)	(34,360)
Total stockholders’ equity	673,195	667,265
Total liabilities and stockholders’ equity	$5,450,256	$5,296,809

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest and dividend income
Loans	$50,025	$39,497	$142,549	$113,335
Securities and other	4,479	3,626	12,533	11,116
Total interest and dividend income	54,504	43,123	155,082	124,451
Interest expense
Deposits	5,278	5,628	15,693	16,612
Borrowings and junior subordinated notes	3,357	2,270	10,479	6,416
Total interest expense	8,635	7,898	26,172	23,028
Net interest income	45,869	35,225	128,910	101,423
Non-interest income
Loan related income	1,308	1,340	6,669	3,990
Mortgage banking income	444	4,306	4,790	6,553
Deposit related fees	4,559	3,775	13,623	11,238
Insurance commissions and fees	2,473	2,742	7,877	8,256
Wealth management fees	2,137	1,774	6,471	5,431
Total fee income	10,921	13,937	39,430	35,468
Other	832	375	1,722	885
Gain on sale of securities, net	361	—	1,366	7
Non-recurring gain	—	1	—	43
Total non-interest income	12,114	14,313	42,518	36,403
Total net revenue	57,983	49,538	171,428	137,826
Provision for loan losses	3,178	2,500	8,278	6,750
Non-interest expense
Compensation and benefits	18,506	15,992	54,398	45,219
Occupancy and equipment	5,614	4,599	17,119	13,484
Technology and communications	3,304	2,302	9,775	6,518
Marketing and promotion	590	419	1,831	1,548
Professional services	1,757	1,327	5,011	4,185
FDIC premiums and assessments	856	907	2,574	2,458
Other real estate owned and foreclosures	138	42	445	215
Amortization of intangible assets	1,307	1,314	4,029	3,982
Merger, restructuring and conversion related expenses	6,516	2,214	12,355	10,522
Other	4,196	3,046	12,665	8,409
Total non-interest expense	42,784	32,162	120,202	96,540

Income from continuing operations before income taxes	12,021	14,876	42,948	34,536
Income tax expense	3,917	4,847	12,342	10,040
Net income from continuing operations	8,104	10,029	30,606	24,496
Loss from discontinued operations before income taxes (including gain on disposal of $63 in 2012)	—	—	—	(261)
Income tax expense	—	—	—	376
Net loss from discontinued operations	—	—	—	(637)
Net income	$8,104	$10,029	$30,606	$23,859

Basic earnings per share:
Continuing operations	$0.33	$0.46	$1.23	$1.14
Discontinued operations	—	—	—	(0.03)
Total basic earnings per share	$0.33	$0.46	$1.23	$1.11

Diluted earnings per share:
Continuing operations	$0.33	$0.46	$1.22	$1.13
Discontinued operations	—	—	—	(0.03)
Total diluted earnings per share	$0.33	$0.46	$1.22	$1.10

Weighted average common shares outstanding:
Basic	24,748	21,921	24,835	21,541
Diluted	24,873	22,031	25,001	21,635

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Net income	$8,104	$10,029	$30,606	$23,859
Other comprehensive income, before tax:
Changes in unrealized gains and losses on securities available-for-sale	(443)	2,103	(13,141)	4,790
Changes in unrealized gains and losses on derivative hedges	(1,152)	(1,015)	6,446	(3,219)
Changes in unrealized gains and losses on terminated swaps	236	235	707	706
Changes in unrealized gains and losses on pension	—	—	—	(257)
Income taxes related to other comprehensive income:
Changes in unrealized gains and losses on securities available-for-sale	163	(765)	4,920	(1,729)
Changes in unrealized gains and losses on derivative hedges	472	413	(2,584)	1,358
Changes in unrealized gains and losses on terminated swaps	(95)	(97)	(398)	(226)
Total other comprehensive (loss) income	(819)	874	(4,050)	1,423
Total comprehensive income	$7,285	$10,903	$26,556	$25,282

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		other comp-
	Common stock		paid-in	compen-	Retained	rehensive	Treasury
(In thousands)	Shares	Amount	capital	sation	earnings	loss	stock	Total

Balance at December 31, 2011	21,148	$229	$494,304	$(2,790)	$109,477	$(4,885)	$(42,970)	$553,365

Comprehensive income:
Net income	—	—	—	—	23,859	—	—	23,859
Other comprehensive income	—	—	—	—	—	1,423	—	1,423
Total comprehensive income								25,282
Acquisition of The Connecticut Bank and Trust Company	965	9	21,981	—	—	—	—	21,990
Cash dividends declared ($0.34 per share)	—	—	—	—	(11,147)	—	—	(11,147)
Forfeited shares	(8)	—	11	169	—	—	(180)	—
Exercise of stock options	18	—	—	—	(82)	—	458	376
Restricted stock grants	108	—	(280)	(2,434)	—	—	2,714	—
Stock-based compensation	—	—	—	1,410	—	—	—	1,410
Net tax benefit related to stock-based compensation	—	—	40	—	—	—	—	40
Other, net	(18)	—	—	—	—	—	(395)	(395)

Balance at September 30, 2012	22,213	$238	$516,056	$(3,645)	$122,107	$(3,462)	$(40,373)	$590,921

Balance at December 31, 2012	25,148	$265	$585,360	$(3,035)	$122,014	$(2,979)	$(34,360)	$667,265

Comprehensive income:
Net income	—	—	—	—	30,606	—	—	30,606
Other comprehensive loss	—	—	—	—	—	(4,050)	—	(4,050)
Total comprehensive income								26,556
Cash dividends declared ($0.54 per share)	—	—	—	—	(13,587)	—	—	(13,587)
Treasury stock purchased	(480)	—	—	—	—	—	(12,249)	(12,249)
Forfeited shares	(55)	—	218	1,256	—	—	(1,474)	—
Exercise of stock options	235	—	—	—	(3,042)	—	6,063	3,021
Restricted stock grants	159	—	(677)	(3,817)	—	—	4,494	—
Stock-based compensation	—	—	726	1,385	—	—	—	2,111
Net tax benefit related to stock-based compensation	—	—	1,428	—	—	—	—	1,428
Other, net	(55)	—	(14)	—	—	—	(1,336)	(1,350)
Balance at September 30, 2013	24,952	$265	$587,041	$(4,211)	$135,991	$(7,029)	$(38,862)	$673,195

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(In thousands)	2013	2012

Cash flows from operating activities:
Net income	$30,606	$23,859
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,278	6,750
Net amortization of securities	1,199	1,496
Change in unamortized net loan costs and premiums	(7,152)	(849)
Premises and equipment depreciation and amortization expense	5,382	4,553
Stock-based compensation expense	2,111	1,410
Accretion of purchase accounting entries, net	(17,732)	(5,303)
Amortization of other intangibles	4,029	4,182
Excess tax loss from stock-based payment arrangements	(1,428)	(40)
Income from cash surrender value of bank-owned life insurance policies	(2,101)	(1,895)
Gain on sales of securities, net	(1,366)	(50)
Net decrease (increase) in loans held for sale	58,304	(64,979)
Loss on disposition of assets	3,880	1,753
(Gain) loss on sale of real estate	(48)	197
Net change in other	21,640	16,924
Net cash provided by (used in) operating activities	105,602	(11,992)

Cash flows from investing activities:
Net decrease in trading security	381	361
Proceeds from sales of securities available for sale	8,592	32,473
Proceeds from maturities, calls and prepayments of securities available for sale	91,153	70,499
Purchases of securities available for sale	(331,269)	(108,281)
Proceeds from maturities, calls and prepayments of securities held to maturity	6,857	28,569
Purchases of securities held to maturity	(2,758)	(20,384)
Net increase in loans	(23,930)	(255,657)
Net cash used for divestiture	—	(48,890)
Purchase of bank owned life insurance	(10,000)	—
Proceeds from sale of Federal Home Loan Bank stock	2,361	1,900
Purchase of Federal Home Loan Bank stock	(4,918)	—
Purchase of premises and equipment, net	(8,916)	(15,542)
Acquisitions, net of cash paid	—	(58,150)
Proceeds from sale of other real estate	1,790	2,265
Net cash used in investing activities	(270,657)	(370,837)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Nine months ended September 30,
(In thousands)	2013	2012

Cash flows from financing activities:
Net (decrease) increase in deposits	(216,539)	139,265
Proceeds from Federal Home Loan Bank advances and other borrowings	935,656	433,618
Issuance of long-term debt, net	—	74,138
Repayments of Federal Home Loan Bank advances and other borrowings	(554,060)	(247,195)
Net proceeds from reissuance of treasury stock	—	376
Purchase of treasury stock	(12,249)	—
Exercise of stock options	3,021	—
Excess tax loss from stock-based payment arrangements	1,428	40
Common stock cash dividends paid	(13,587)	(11,147)
Net cash provided by financing activities	143,670	389,095

Net change in cash and cash equivalents	(21,385)	6,266

Cash and cash equivalents at beginning of year	98,244	75,782

Cash and cash equivalents at end of year	$76,859	$82,048

Supplemental cash flow information:
Interest paid on deposits	$15,707	$17,113
Interest paid on borrowed funds	10,550	5,664
Income taxes (refunded) paid, net	(4,023)	4,761

Acquisition of non-cash assets and liabilities:
Assets acquired	—	343,114
Liabilities assumed	(1,672)	(253,155)

Other non-cash changes:
Other net comprehensive (loss) income	(4,050)	1,423
Real estate owned acquired in settlement of loans	3,374	(1,453)

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

Out of Period Adjustments

For the quarter ended September 30, 2013, the Company recorded a correction of an error to recognize $2.2 million in prior period interest income earned on loans acquired in bank acquisitions, of which $1.3 million relates to prior years.  Additionally, the Company recorded a correction of an error related to its accounting for a state income tax credit.  The correction increased other income by $613 thousand and increased the income tax provision by $1.2 million during the quarter.  The adjustment relating to prior years included $505 thousand in other income and $998 thousand in the income tax provision.  After evaluating the quantitative and qualitative aspects of these adjustments, the Company concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

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

Future Application of Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3.                                              TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $13.2 million and $13.6 million, and a fair value of $15.3 million and $16.9 million, at September 30, 2013 and December 31, 2012, respectively. As discussed further in Note 12 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at September 30, 2013.

NOTE 4. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Securities available for sale
Debt securities:
Municipal bonds and obligations	$80,961	$2,328	$(1,901)	$81,388
Government-guaranteed residential mortgage-backed securities	74,261	452	(458)	74,255
Government-sponsored residential mortgage-backed securities	443,058	2,415	(5,732)	439,741
Corporate bonds	40,973	50	(1,791)	39,232
Trust preferred securities	16,946	1,124	(1,766)	16,304
Other bonds and obligations	3,257	—	(131)	3,126
Total debt securities	659,456	6,369	(11,779)	654,046
Equity securities:
Marketable equity securities	27,683	3,367	(380)	30,670
Total securities available for sale	687,139	9,736	(12,159)	684,716

Securities held to maturity
Municipal bonds and obligations	5,885	—	—	5,885
Government-sponsored residential mortgage-backed securities	74	4	—	78
Tax advantaged economic development bonds	40,620	1,463	(312)	41,771
Other bonds and obligations	346	—	—	346
Total securities held to maturity	46,925	1,467	(312)	48,080

Total	$734,064	$11,203	$(12,471)	$732,796

December 31, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$79,498	$5,359	$(100)	$84,757
Government-guaranteed residential mortgage-backed securities	42,305	805	(18)	43,092
Government-sponsored residential mortgage-backed securities	275,940	2,732	(79)	278,593
Corporate bonds	9,998	117	(108)	10,007
Trust preferred securities	21,784	1,089	(1,916)	20,957
Other bonds and obligations	3,459	17	(4)	3,472
Total debt securities	432,984	10,119	(2,225)	440,878

Marketable equity securities	22,467	3,187	(363)	25,291
Total securities available for sale	455,451	13,306	(2,588)	466,169

Securities held to maturity
Municipal bonds and obligations	8,295	—	—	8,295
Government-sponsored residential mortgage-backed securities	76	7	—	83
Tax advantaged economic development bonds	41,678	1,837	(378)	43,137
Other bonds and obligations	975	—	—	975
Total securities held to maturity	51,024	1,844	(378)	52,490

Total	$506,475	$15,150	$(2,966)	$518,659

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at September 30, 2013 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$2,999	$3,038	$2,606	$2,606
Over 1 year to 5 years	7,681	7,728	3,485	3,532
Over 5 years to 10 years	53,747	52,338	27,256	28,196
Over 10 years	77,710	76,946	13,504	13,668
Total bonds and obligations	142,137	140,050	46,851	48,002

Marketable equity securities	27,683	30,670	—	—
Residential mortgage-backed securities	517,319	513,996	74	78

Total	$687,139	$684,716	$46,925	$48,080

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2013

Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,901	$15,076	$—	$—	$1,901	$15,076
Government-guaranteed residential mortgage-backed securities	458	51,678	—	—	458	51,678
Government-sponsored residential mortgage-backed securities	5,732	262,285	—	—	5,732	262,285
Corporate bonds	1,791	29,183	—	—	1,791	29,183
Trust preferred securities	—	—	1,766	1,837	1,766	1,837
Other bonds and obligations	131	2,937	—	—	131	2,937
Total debt securities	10,013	361,159	1,766	1,837	11,779	362,996

Marketable equity securities	66	1,704	314	1,686	380	3,390
Total securities available for sale	10,079	362,863	2,080	3,523	12,159	366,386

Securities held to maturity
Tax advantaged economic development bonds	33	9,513	279	8,042	312	17,555
Total securities held to maturity	33	9,513	279	8,042	312	17,555

Total	$10,112	$372,376	$2,359	$11,565	$12,471	$383,941

December 31, 2012

Securities available for sale
Debt securities:
Municipal bonds and obligations	$100	$4,140	$—	$—	$100	$4,140
Government guaranteed residential mortgage-backed securities	18	5,108	—	—	18	5,108
Government-sponsored residential mortgage-backed securities	69	31,433	10	5,366	79	36,799
Corporate bonds	—	—	108	6,892	108	6,892
Trust preferred securities	1	2,754	1,915	1,686	1,916	4,440
Other bonds and obligations	4	2,055	—	—	4	2,055
Total debt securities	192	45,490	2,033	13,944	2,225	59,434

Marketable equity securities	90	1,410	273	1,727	363	3,137
Total securities available for sale	282	46,900	2,306	15,671	2,588	62,571

Securities held to maturity
Tax advantaged economic development bonds	378	8,129	—	—	378	8,129
Total securities held to maturity	378	8,129	—	—	378	8,129

Total	$660	$55,029	$2,306	$15,671	$2,966	$70,700

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2013, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2013:

AFS municipal bonds and obligations

At September 30, 2013, 24 of the total 139 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 11.2% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market.  At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk.  There were no material underlying credit downgrades during the third quarter of 2013.  All securities are performing.

AFS residential mortgage-backed securities

At September 30, 2013, 65 out of the total 207 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.93% of the amortized cost of securities in unrealized loss positions within the AFS portfolio. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the past quarter. All securities are performing.

AFS corporate bonds

At September 30, 2013, 6 out of the total 9 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represented 5.8% of the amortized cost of the securities. All 6 securities remain investment grade rated and the market value of the securities supports the Company’s amortized value. All securities are performing.

AFS trust preferred securities

At September 30, 2013, 2 out of the total 6 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 49% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis. Of the 6 securities, 4 securities contain at least one below investment grade rating by the three major rating agencies.  The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

At September 30, 2013, $1.6 million of the total unrealized losses was attributable to a $2.8 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security collateralized by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $1 million, for potential other-than-temporary-impairment (“OTTI”) at September 30, 2013 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $46 million in excess subordination above current and projected losses. The security is performing.

AFS other bonds and obligations

At September 30, 2013, 4 of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.3% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2013. All securities are performing.

HTM tax advantaged economic development bonds

At September 30, 2013, 2 of the total 8 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 1.7% of the amortized cost of securities in unrealized loss positions. The Company has the intent of maintaining these bonds to recovery. These securities are performing.

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

At September 30, 2013, 3 out of the total 21 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 10.1% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at September 30, 2013.  As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

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

A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont, northeastern New York, and in the Bank’s New England lending areas. The ability of many of the Bank’s borrowers to honor their contracts is dependent, among other things, on the specific economy and real estate markets of these areas.

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from the acquisitions of Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	September 30, 2013
(In thousands)	Business Activity Loans	Acquired Loans	Total

Residential mortgages
1-4 family	$940,626	$347,788	$1,288,414
Construction	19,813	5,382	25,195
Total residential mortgages	960,439	353,170	1,313,609

Commercial mortgages:
Construction	89,240	15,298	104,538
Single and multi-family	63,718	67,987	131,705
Commercial real estate	842,163	287,698	1,129,861
Total commercial mortgages	995,121	370,983	1,366,104

Commercial business loans:
Asset based lending	275,776	3,341	279,117
Other commercial business loans	312,572	77,294	389,866
Total commercial business loans	588,348	80,635	668,983

Total commercial loans	1,583,469	451,618	2,035,087

Consumer loans:
Home equity	228,345	76,181	304,526
Other	169,901	200,720	370,621
Total consumer loans	398,246	276,901	675,147

Total loans	$2,942,154	$1,081,689	$4,023,843

	December 31, 2012
(In thousands)	Business Activity Loans	Acquired Loans	Total

Residential mortgages:
1-4 family	$870,322	$427,210	$1,297,532
Construction	20,344	6,375	26,719
Total residential mortgages	890,666	433,585	1,324,251

Commercial mortgages:
Construction	150,694	17,131	167,825
Single and multi-family	43,332	80,488	123,820
Commercial real estate	768,867	353,032	1,121,899
Total commercial mortgages	962,893	450,651	1,413,544

Commercial business loans:
Asset based lending	255,265	2,830	258,095
Other commercial business loans	234,662	107,369	342,031
Total commercial business loans	489,927	110,199	600,126

Total commercial loans	1,452,820	560,850	2,013,670

Consumer loans:
Home equity	205,892	119,509	325,401
Other	76,258	249,074	325,332
Total consumer loans	282,150	368,583	650,733

Total loans	$2,625,636	$1,363,018	$3,988,654

The carrying amount of the acquired loans at September 30, 2013 totaled $1.08 billion.  These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $35.1 million and loans that were considered not impaired at the acquisition date with a carrying amount of $1.04 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

	Three months ended September 30,
(In thousands)	2013	2012
Balance at beginning of period	$3,328	$2,554
Acquisitions	—	—
Sales	—	—
Reclassification from nonaccretable difference for loans with improved cash flows	2,125	—
Changes in expected cash flows that do not affect nonaccretable difference	—	—
Accretion	(1,547)	(806)
Balance at end of period	$3,906	$1,748

	Nine months ended September 30,
(In thousands)	2013	2012
Balance at beginning of period	$8,247	$1,277
Acquisitions	—	2,816
Sales	(301)	—
Reclassification from nonaccretable difference for loans with improved cash flows	2,125	—
Changes in expected cash flows that do not affect nonaccretable difference	—	—
Accretion	(6,165)	(2,345)
Balance at end of period	$3,906	$1,748

The following is a summary of past due loans at September 30, 2013 and December 31, 2012:

Business Activity Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2013
Residential mortgages:
1-4 family	$3,006	$380	$8,751	$12,137	$928,489	$940,626	$2,379
Construction	51	—	152	203	19,610	19,813	—
Total	3,057	380	8,903	12,340	948,099	960,439	2,379
Commercial mortgages:
Construction	—	—	3,176	3,176	86,064	89,240	—
Single and multi-family	194	150	513	857	62,861	63,718	—
Commercial real estate	2,174	—	6,302	8,476	833,687	842,163	393
Total	2,368	150	9,991	12,509	982,612	995,121	393
Commercial business loans:
Asset based lending	—	—	—	—	275,776	275,776	—
Other commercial business loans	642	392	1,805	2,839	309,733	312,572	1
Total	642	392	1,805	2,839	585,509	588,348	1
Consumer loans:
Home equity	462	13	1,939	2,414	225,931	228,345	757
Other	556	179	415	1,150	168,751	169,901	233
Total	1,018	192	2,354	3,564	394,682	398,246	990
Total	$7,085	$1,114	$23,053	$31,252	$2,910,902	$2,942,154	$3,763

Business Activity Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2012
Residential mortgages:
1-4 family	$4,105	$1,291	$8,061	$13,457	$856,865	$870,322	$1,563
Construction	—	210	48	258	20,086	20,344	48
Total	4,105	1,501	8,109	13,715	876,951	890,666	1,611
Commercial mortgages:
Construction	—	—	4,668	4,668	146,026	150,694	—
Single and multi-family	616	—	27	643	42,689	43,332	—
Commercial real estate	1,183	1,727	8,231	11,141	757,726	768,867	1,195
Total	1,799	1,727	12,926	16,452	946,441	962,893	1,195
Commercial business loans
Asset based lending	—	—	—	—	255,265	255,265	—
Other commercial business loans	745	372	3,427	4,544	230,118	234,662	159
Total	745	372	3,427	4,544	485,383	489,927	159
Consumer loans:
Home equity	828	300	1,856	2,984	202,908	205,892	424
Other	546	55	248	849	75,409	76,258	69
Total	1,374	355	2,104	3,833	278,317	282,150	493
Total	$8,023	$3,955	$26,566	$38,544	$2,587,092	$2,625,636	$3,458

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2013
Residential mortgages:
1-4 family	$1,618	$228	$2,562	$4,408	$343,380	$347,788	$599
Construction	164	78	465	707	4,675	5,382	465
Total	1,782	306	3,027	5,115	348,055	353,170	1,064
Commercial mortgages:
Construction	90	—	1,360	1,450	13,848	15,298	1,360
Single and multi-family	414	190	1,806	2,410	65,577	67,987	499
Commercial real estate	217	524	5,832	6,573	281,125	287,698	2,938
Total	721	714	8,998	10,433	360,550	370,983	4,797

Commercial business loans:
Asset based lending	—	—	—	—	3,341	3,341	—
Other commercial business loans	571	222	2,147	2,940	74,354	77,294	1,198
Total	571	222	2,147	2,940	77,695	80,635	1,198
Consumer loans:
Home equity	417	188	707	1,312	74,869	76,181	326
Other	2,918	778	1,826	5,522	195,198	200,720	345
Total	3,335	966	2,533	6,834	270,067	276,901	671
Total	$6,409	$2,208	$16,705	$25,322	$1,056,367	$1,081,689	$7,730

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2012
Residential mortgages:
1-4 family	$1,817	$585	$2,523	$4,925	$422,285	$427,210	$1,555
Construction	—	—	—	—	6,375	6,375	—
Total	1,817	585	2,523	4,925	428,660	433,585	1,555
Commercial mortgages:
Construction	—	—	1,056	1,056	16,075	17,131	1,056
Single and multi-family	194	1,328	746	2,268	78,220	80,488	746
Commercial real estate	1,532	2,024	11,062	14,618	338,414	353,032	10,176
Total	1,726	3,352	12,864	17,942	432,709	450,651	11,978
Commercial business loans:
Asset based lending	—	—	—	—	2,830	2,830	—
Other commercial business loans	422	577	2,177	3,176	104,193	107,369	1,764
Total	422	577	2,177	3,176	107,023	110,199	1,764
Consumer loans:
Home equity	1,689	169	89	1,947	117,562	119,509	52
Other	2,624	365	271	3,260	245,814	249,074	171
Total	4,313	534	360	5,207	363,376	368,583	223
Total	$8,278	$5,048	$17,924	$31,250	$1,331,768	$1,363,018	$15,520

The following is summary information pertaining to non-accrual loans at September 30, 2013 and December 31, 2012:

(In thousands)	September 30, 2013
	Business Activity Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$6,525	$1,962	$8,487
Total	6,525	1,962	8,487

Commercial mortgages:
Construction	3,176	—	3,176
Single and multi-family	513	1,308	1,821
Other	5,909	2,894	8,803
Total	9,598	4,202	13,800

Commercial business loans:
Other commercial business loans	1,804	949	2,753
Total	1,804	949	2,753

Consumer loans:
Home equity	1,182	382	1,564
Other	182	1,481	1,663
Total	1,364	1,863	3,227

Total non-accrual loans	$19,291	$8,976	$28,267

(In thousands)	December 31, 2012
	Business Activity Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$6,498	$968	$7,466
Total	6,498	968	7,466

Commercial mortgages:
Construction	4,668	—	4,668
Single and multi-family	27	—	27
Other	7,036	886	7,922
Total	11,731	886	12,617

Commercial business loans:
Other commercial business loans	3,268	413	3,681
Total	3,268	413	3,681

Consumer loans:
Home equity	1,432	37	1,469
Other	179	100	279
Total	1,611	137	1,748

Total non-accrual loans	$23,108	$2,404	$25,512

Activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 was as follows:

Business Activity Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
September 30, 2013
Balance at beginning of period	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Charged-off loans	1,180	3,293	1,631	815	—	6,919
Recoveries on charged-off loans	153	500	87	180	—	920
Provision for loan losses	1,827	779	1,472	2,309	(339)	6,048
Balance at end of period	$6,728	$16,849	$5,533	$3,140	$(310)	$31,940
Individually evaluated for impairment	697	783	441	21	—	1,942
Collectively evaluated	6,031	16,066	5,092	3,119	(310)	29,998
Total	$6,728	$16,849	$5,533	$3,140	$(310)	$31,940

Business Activity Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
September 30, 2012
Balance at beginning of period	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Charged-off loans	1,590	3,207	116	1,297	—	6,210
Recoveries on charged-off loans	87	8	42	132	—	269
Provision for loan losses	4,922	731	267	2	95	6,017
Balance at end of period	$6,569	$19,627	$4,733	$1,040	$5	$31,974
Individually evaluated for impairment	663	1,653	342	107	—	2,765
Collectively evaluated	5,906	17,974	4,391	933	5	29,209
Total	$6,569	$19,627	$4,733	$1,040	$5	$31,974

Acquired Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
September 30, 2013
Balance at beginning of period	$509	$390	$96	$314	$8	$1,317
Charged-off loans	437	933	200	886	—	2,456
Recoveries on charged-off loans	1	11	80	125	—	217
Provision for loan losses	360	806	430	705	(71)	2,230
Balance at end of period	$433	$274	$406	$258	$(63)	$1,308
Individually evaluated for impairment	233	374	—	—	—	607
Collectively evaluated	200	(100)	406	258	(63)	701
Total	$433	$274	$406	$258	$(63)	$1,308

Acquired Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
September 30, 2012
Balance at beginning of period	$281	$158	$38	$87	$(18)	$546
Charged-off loans	8	85	34	40	—	167
Recoveries on charged-off loans	—	—	4	—	—	4
Provision for loan losses	165	247	82	96	143	733
Balance at end of period	$438	$320	$90	$143	$125	$1,116
Individually evaluated for impairment	44	—	—	—	—	44
Collectively evaluated	394	320	90	143	125	1,072
Total	438	320	90	143	125	1,116

Loans evaluated for impairment as of September 30, 2013 and December 31, 2012 were as follows:

Business Activity Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
September 30, 2013
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$6,816	$23,796	$1,315	$1,088		$33,015
Collectively evaluated	953,623	971,325	587,033	397,158		2,909,139
Total	$960,439	$995,121	$588,348	$398,246		$2,942,154

Business Activity Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2012
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$6,362	$30,287	$2,821	$1,218		$40,688
Collectively evaluated for impairment	884,304	932,606	487,106	280,932		2,584,948
Total	$890,666	$962,893	$489,927	$282,150		$2,625,636

Acquired Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
September 30, 2013
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$1,750	$7,256	$186	$—		$9,192
Collectively evaluated	351,420	363,727	80,449	276,901		1,072,497
Total	$353,170	$370,983	$80,635	$276,901		$1,081,689

Acquired Loans

(In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
December 31, 2012
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$371	$886	$—	$—		$1,257
Collectively evaluated for impairment	433,214	449,765	110,199	368,583		1,361,761
Total	$433,585	$450,651	$110,199	$368,583		$1,363,018

The following is a summary of impaired loans on non-accrual status at September 30, 2013:

Business Activity Loans

	At September 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$1,359	$1,359	$—
Commercial mortgages - single and multifamily	198	198	—
Commercial mortgages - real estate	5,384	5,384	—
Commercial mortgages - construction	1,238	1,238	—
Other commercial business loans	32	32	—
Consumer - home equity	430	430	—

With an allowance recorded:
Residential mortgages - 1-4 family	$2,488	$3,185	$697
Commercial mortgages - construction	179	224	45
Commercial mortgages - real estate	1,320	1,938	618
Commercial mortgages - construction	—	120	120
Other commercial business loans	318	759	441
Consumer - home equity	116	137	21

Total
Residential mortgages	$3,847	$4,544	$697
Commercial mortgages	8,319	9,102	783
Commercial business	350	791	441
Consumer	546	567	21
Total impaired loans	$13,062	$15,004	$1,942

Acquired Loans

	At September 30, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial mortgages - real estate	$2,504	$2,504	$—
Other commercial business loans	186	186	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,132	$1,365	$233
Commercial mortgages - real estate	1,247	1,621	374

Total
Residential mortgages	$1,132	$1,365	$233
Commercial mortgages	3,751	4,125	374
Commercial business	186	186	—
Total impaired loans	$5,069	$5,676	$607

The following is a summary of impaired loans on non-accrual status at December 31, 2012:

Business Activity Loans

	At December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,408	$3,408	$—
Commercial mortgages - construction	2,730	2,730	—
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	3,450	3,450	—
Other commercial business loans	31	31	—
Consumer - home equity	602	602	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,056	$1,343	$287
Commercial mortgages - construction	1,584	1,938	354
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	2,019	3,109	1,090
Other commercial business loans	1,135	2,340	1,205
Consumer - home equity	209	482	273

Total
Residential mortgages	$4,464	$4,751	$287
Commercial mortgages	9,783	11,227	1,444
Commercial business	1,166	2,371	1,205
Consumer	811	1,084	273
Total impaired loans	$16,224	$19,433	$3,209

Acquired Loans

	At December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$215	$215	—
Commercial mortgages - real estate	886	886	—

With an allowance recorded:
Residential mortgages - 1-4 family	$101	$156	$55

Total
Residential mortgages	$316	$371	$55
Commercial mortgages	886	886	—
Total impaired loans	$1,202	$1,257	$55

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of September 30, 2013 and September 30, 2012:

Business Activity Loans

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$2,231	$57	$1,623	$22
Commercial-construction	2,029	30	—	—
Commercial mortgages - single and multifamily	91	4	190	2
Commercial mortgages - real estate	6,077	59	2,644	48
Commercial business loans	692	20	15	—
Consumer-home equity	904	8	249	1

With an allowance recorded:
Residential mortgages - 1-4 family	$1,688	$21	$2,567	$27
Commercial-construction	1,938	—	4,736	—
Commercial mortgages - single and multifamily	225	1	75	—
Commercial mortgages - real estate	120	—	2,013	23
Commercial business loans	759	—	169	5
Consumer-home equity	58	1	421	—

Total
Residential mortgages	$3,919	$78	$4,190	$49
Commercial mortgages	10,480	94	9,658	73
Commercial business loans	1,451	20	184	5
Consumer loans	962	9	670	1
Total impaired loans	$16,812	$201	$14,702	$128

Acquired Loans

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$350	$0	$426	$—
Commercial mortgages - real estate	1,761	24	274	15
Commercial business loans	183	—	—	—
Consumer-home equity	—	—	25	—

With an allowance recorded:
Residential mortgages - 1-4 family	$697	$2	$13	$—
Commercial mortgages - real estate	962	6	—	—

Total
Residential mortgages	$1,047	$2	$439	$—
Commercial mortgages	2,723	30	274	15
Commercial business loans	183	—	—	—
Consumer loans	—	—	25	—
Total impaired loans	$3,953	$32	$738	$15

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

The Company risk rates its residential mortgages, including 1-4 family and residential construction loans, and home equity loans based on a three rating system: Pass, Special Mention and Substandard.  Loans that are current within 59 days are rated Pass.  Residential mortgages that are 60-89 days delinquent are rated Special Mention. Loans delinquent for 90 days or greater are rated Substandard and generally placed on non-accrual status.

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans.  At September 30, 2013, the allowance for loan losses related to acquired loans was $1.3 million using the above mentioned criteria.

The Company presented several tables within this footnote separately for business activity loans and acquired loans in order to distinguish the credit performance of the acquired loans from the business activity loans.

The following table presents the Company’s loans by risk rating at September 30, 2013 and December 31, 2012:

Business Activity Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Grade:
Pass	$931,495	$860,970	$19,661	$20,085	$951,156	$881,055
Special mention	380	1,291	—	210	380	1,501
Substandard	8,751	8,061	152	49	8,903	8,110
Total	$940,626	$870,322	$19,813	$20,344	$960,439	$890,666

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Grade:
Pass	$84,064	$142,946	$59,815	$40,690	$770,714	$707,867	$914,593	$891,503
Special mention	—	—	141	$420	6,980	5,965	7,121	6,385
Substandard	5,176	7,748	3,762	2,222	63,827	54,930	72,765	64,900
Doubtful	—	—	—	—	642	105	642	105
Total	$89,240	$150,694	$63,718	$43,332	$842,163	$768,867	$995,121	$962,893

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Grade:
Pass	$275,776	$255,265	$300,030	$219,172	$575,806	$474,437
Special mention	—	—	888	5,857	888	5,857
Substandard	—	—	10,806	9,541	10,806	9,541
Doubtful	—	—	848	92	848	92
Total	$275,776	$255,265	$312,572	$234,662	$588,348	$489,927

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Performing	$226,405	$204,460	$169,486	$76,079	$395,891	$280,539
Nonperforming	1,940	1,432	415	179	2,355	1,611
Total	$228,345	$205,892	$169,901	$76,258	$398,246	$282,150

Acquired Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Grade:
Pass	$344,998	$424,102	$4,839	$6,375	$349,837	$430,477
Special mention	228	585	78	—	306	585
Substandard	2,562	2,523	465	—	3,027	2,523
Total	$347,788	$427,210	$5,382	$6,375	$353,170	$433,585

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Grade:
Pass	$8,312	$10,142	$50,324	$57,305	$262,409	$318,809	$321,045	$386,256
Special mention	821	1,057	5,967	10,383	7,638	6,790	14,426	18,230
Substandard	6,165	5,932	11,198	12,800	17,651	27,433	35,014	46,165
Doubtful	—	—	498	—	—	—	498	—
Total	$15,298	$17,131	$67,987	$80,488	$287,698	$353,032	$370,983	$450,651

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business loans
(In thousands)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Grade:
Pass	$3,341	$2,830	$66,344	$87,325	$69,685	$90,155
Special mention	—	—	2,829	7,444	2,829	7,444
Substandard	—	—	8,121	12,600	8,121	12,600
Total	$3,341	$2,830	$77,294	$107,369	$80,635	$110,199

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Other		Total consumer loans
(In thousands)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Performing	$75,799	$119,472	$199,239	$248,974	$275,038	$368,446
Nonperforming	382	37	1,481	100	1,863	137
Total	$76,181	$119,509	$200,720	$249,074	$276,901	$368,583

The following table summarizes information about total loans rated Special Mention or lower as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
(In thousands)	Business Activity Loans	Acquired Loans	Total	Business Activity Loans	Acquired Loans	Total
Non-Accrual	$19,291	$8,976	$28,267	$23,108	$2,405	$25,513
Substandard Accruing	77,027	40,218	117,245	61,745	59,243	120,988
Total Classified	96,318	49,194	145,512	84,853	61,648	146,501
Special Mention	8,582	18,527	27,109	14,097	26,793	40,890
Total Criticized	$104,900	$67,721	$172,621	$98,950	$88,441	$187,391

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

There were no modifications identified for the three months ended September 30, 2013.  The following tables include the recorded investment and number of modifications identified during the nine months ended September 30, 2013 and for the three and nine months ended September 30, 2012, respectively.  The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the nine months ending September 30, 2013 were attributable to interest rate concessions and maturity date extensions.  The modifications for the nine months ending September 30, 2012 were attributable to maturity date extensions.

	Modifications by Class
	Nine months ending September 30, 2013
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	5	$941	$941
Residential - Construction	1	320	320
Commercial - Construction
Commercial - Single and multifamily	2	2,366	2,406
Commercial - Other	10	3,882	3,450
Commercial business- ABL
Commercial business - Other	4	100	100
Consumer- Home Equity
Consumer- Other
	22	$7,609	$7,217

	Modifications by Class
	Three months ending September 30, 2012
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	1	$70	$70

	Modifications by Class
	Nine months ending September 30, 2012
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	1	$70	$70

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. As of September 30, 2012, there were no loans that were restructured within the last twelve months that have subsequently defaulted.

	Modifications that Subsequently Defaulted
	Three months ending September 30, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	1	$37
Commercial - Other	5	929
Commercial business- Other	1	—
	7	$966

	Modifications that Subsequently Defaulted
	Nine months ending September 30, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	5	$261
Commercial - Other	5	929
Commercial business- Other	1	—
	11	$1,190

The following table presents the Company’s TDR activity for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ending
	September 30,
(In thousands)	2013	2012
Balance at beginning of the period	$10,160	$2,107
Principal Payments	(55)	(1)
TDR Status Change (1)	—	—
Other Reductions (2)	156	—
Newly Identified TDRs	—	70
Balance at end of the period	$10,261	$2,176

	Nine months ending
	September 30,
(In thousands)	2013	2012
Balance at beginning of the period	$4,626	$1,264
Principal Payments	(92)	(6)
TDR Status Change (1)	(1,164)	(1,125)
Other Reductions (2)	(325)	—
Newly Identified TDRs	7,216	2,043
Balance at end of the period	$10,261	$2,176

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

NOTE 6.                                              DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2013	December 31, 2012
Time less than $100,000	$501,846	$548,895
Time $100,000 or more	562,203	621,694
Total time deposits	$1,064,049	$1,170,589

NOTE 7.                                              BORROWED FUNDS

Borrowed funds at September 30, 2013 and December 31, 2012 are summarized, as follows:

	September 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$590,000	0.30%	$153,150	0.28%
Other Borrowings	—	—	10,000	1.96
Total short-term borrowings:	590,000	0.30	163,150	0.38
Long-term borrowings:
Advances from the FHLBB	150,022	1.23	195,321	1.18
Subordinated notes	74,199	7.00	74,153	7.00
Junior subordinated notes	15,464	2.11	15,464	2.16
Total long-term borrowings:	239,685	3.07	284,938	2.76
Total	$829,685	1.10%	$448,088	1.89%

The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended September 30, 2013 and December 31, 2012.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended September 30, 2013 and December 31, 2012.

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at September 30, 2013 include callable advances totaling $5.0 million, and amortizing advances totaling $5.5 million.  The advances outstanding at December 31, 2012 include callable advances totaling $5.0 million, and amortizing advances totaling $5.6 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Fixed rate advances maturing:
2013	$518,039	0.33%	$186,448	0.32%
2014	120,082	0.69	20,280	3.04
2015	—	—	—	—
2016	1,599	0.79	1,645	0.80
2017 and beyond	5,361	3.82	5,478	3.87
Total fixed rate advances	$645,081	0.43%	$213,851	0.67%

Variable rate advances maturing:
2013	$19,941	1.93%	$59,620	1.33%
2014	10,000	0.33	10,000	0.39
2015	20,000	0.32	20,000	0.41
2016	10,000	0.32	10,000	0.41
2017 and beyond	35,000	0.90	35,000	0.97
Total variable rate advances	$94,941	0.87%	$134,620	0.96%
Total FHLBB advances	$740,022	0.49%	$348,471	0.78%

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

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.11% and 2.16% at September 30, 2013 and December 31, 2012, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 8.                                              STOCKHOLDERS’ EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	September 30, 2013	December 31, 2012	to be Well Capitalized

Total capital to risk weighted assets	11.9%	11.8%	10.0%

Tier 1 capital to risk weighted assets	10.1	10.0	6.0

Tier 1 capital to average assets	8.1	7.5	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Accumulated other comprehensive income

Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding (loss) gain on AFS securities	$(2,423)	$10,718
Net loss on effective cash flow hedging derivatives	(4,509)	(10,955)
Net loss on terminated swap	(3,472)	(4,179)
Net unrealized holding loss on pension plans	(1,265)	(1,265)

Income taxes related to items of accumulated other comprehensive (loss)/income:
Net unrealized holding (loss) gain on AFS securities	914	(4,006)
Net loss on effective cash flow hedging derivatives	1,813	4,397
Net loss on terminated swap	1,403	1,801
Net unrealized holding loss on pension plans	510	510
Accumulated other comprehensive loss	$(7,029)	$(2,979)

The following table presents the components of other comprehensive loss for the three and nine months ended September 30, 2013 and September 30, 2012:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2013
Net unrealized holding loss on AFS securities:
Net unrealized (loss) gain arising during the period	$(804)	$309	$(495)
Less: reclassification adjustment for losses (gains) realized in net income	361	(146)	215
Net unrealized holding (loss) gain on AFS securities	(443)	163	(280)

Net loss on cash flow hedging derivatives:
Net unrealized (loss) gain arising during the period	(1,954)	796	(1,158)
Less: reclassification adjustment for losses (gains) realized in net income	802	(324)	478
Net loss on cash flow hedging derivatives	(1,152)	472	(680)

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses (gains) realized in net income	236	(95)	141
Net gain (loss) on terminated swap	236	(95)	141
Other Comprehensive Loss	$(1,359)	$540	$(819)

Three Months Ended September 30, 2012
Net unrealized holding gain on AFS securities:
Net unrealized gain (loss) arising during the period	$2,102	$(765)	$1,337
Less: reclassification adjustment for losses (gains) realized in net income	1	—	1
Net unrealized holding gain on AFS securities	2,103	(765)	1,338

Net loss on cash flow hedging derivatives:
Net unrealized (loss) gain arising during the period	(1,886)	762	(1,124)
Less: reclassification adjustment for losses (gains) realized in net income	871	(349)	522
Net loss on cash flow hedging derivatives	(1,015)	413	(602)

Net gain on terminated swap:
Net unrealized gain arising during the period	(2,420)	—	(2,420)
Less: reclassification adjustment for losses (gains) realized in net income	2,655	(97)	2,558
Net gain on terminated swap	235	(97)	138

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for (gains) losses realized in net income	—	—	—
Net unrealized holding loss on pension plans	—	—	—
Other Comprehensive Loss	$1,323	$(449)	$874

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2013
Net unrealized holding loss on AFS securities:
Net unrealized (loss) gain arising during the period	$(14,507)	$5,471	$(9,036)
Less: reclassification adjustment for losses (gains) realized in net income	1,366	(551)	815
Net unrealized holding gain (loss) on AFS securities	(13,141)	4,920	(8,221)

Net gain on cash flow hedging derivatives:
Net unrealized gain (loss) arising during the period	3,733	(1,489)	2,244
Less: reclassification adjustment for losses (gains) realized in net income	2,713	(1,095)	1,618
Net gain on cash flow hedging derivatives	6,446	(2,584)	3,862

Net gain on terminated swap:
Net unrealized loss arising during the period	236	—	236
Less: reclassification adjustment for (gains) losses realized in net income	471	(398)	73
Net gain on terminated swap	707	(398)	309
Other Comprehensive Loss	$(5,988)	$1,938	$(4,050)

Nine Months Ended September 30, 2012
Net unrealized holding gain on AFS securities:
Net unrealized gain (loss) arising during the period	$4,748	$(1,713)	$3,035
Less: reclassification adjustment for losses (gains) realized in net income	42	(16)	26
Net unrealized holding gain on AFS securities	4,790	(1,729)	3,061

Net loss on cash flow hedging derivatives:
Net unrealized (loss) gain arising during the period	(5,875)	2,427	(3,448)
Less: reclassification adjustment for losses (gains) realized in net income	2,656	(1,069)	1,587
Net loss on cash flow hedging derivatives	(3,219)	1,358	(1,861)

Net gain on terminated swap:
Net unrealized (loss) gain arising during the period	(4,605)	—	(4,605)
Less: reclassification adjustment for losses (gains) realized in net income	5,311	(226)	5,085
Net gain on terminated swap	706	(226)	480

Net unrealized holding loss on pension plans
Net unrealized (loss) arising during the period	(257)	—	(257)
Less: reclassification adjustment for losses (gains) realized in net income	—	—	—
Net unrealized holding loss on pension plans	(257)	—	(257)
Other Comprehensive Income	$2,020	$(597)	$1,423

The following table presents the gross changes in each component of accumulated other comprehensive income, for the three and nine months ended September 30, 2013 and September 30, 2012:

	Net unrealized	Net loss on	Net loss	Net unrealized
	holding (loss) gain	effective cash	on	holding loss
	on AFS	flow hedging	terminated	on
(in thousands)	Securities	derivatives	swap	pension plans	Total
Three Months Ended September 30, 2013
Balance at Beginning of Period	$(1,980)	$(3,357)	$(3,708)	$(1,265)	$(10,310)
Other Comprehensive Loss Before reclassifications	(804)	(1,954)	—	—	(2,758)
Amounts Reclassified from Accumulated other comprehensive income	361	802	236	—	1,399
Total Other Comprehensive Income	(443)	(1,152)	236	—	(1,359)
Balance at End of Period	$(2,423)	$(4,509)	$(3,472)	$(1,265)	$(11,669)

Three Months Ended September 30, 2012
Balance at Beginning of Period	$8,986	$(11,087)	$(4,650)	$(932)	$(7,683)
Other Comprehensive Loss Before reclassifications	2,102	(1,886)	(2,420)	—	(2,204)
Amounts Reclassified from Accumulated other comprehensive income	1	871	2,655	—	3,527
Total Other Comprehensive Income	2,103	(1,015)	235	—	1,323
Balance at End of Period	$11,089	$(12,102)	$(4,415)	$(932)	$(6,360)

Nine Months Ended September 30, 2013
Balance at Beginning of Period	$10,718	$(10,955)	$(4,179)	$(1,265)	$(5,681)
Other Comprehensive Loss Before reclassifications	(14,507)	3,733	236	—	(10,538)
Amounts Reclassified from Accumulated other comprehensive income	1,366	2,713	471	—	4,550
Total Other Comprehensive Income	(13,141)	6,446	707	—	(5,988)
Balance at End of Period	$(2,423)	$(4,509)	$(3,472)	$(1,265)	$(11,669)

Nine Months Ended September 30, 2012
Balance at Beginning of Period	$6,299	$(8,883)	$(5,121)	$(675)	$(8,380)
Other Comprehensive Loss Before reclassifications	4,748	(5,875)	(4,605)	(257)	(5,989)
Amounts Reclassified from Accumulated other comprehensive income	42	2,656	5,311	—	8,009
Total Other Comprehensive Income	4,790	(3,219)	706	(257)	2,020
Balance at End of Period	$11,089	$(12,102)	$(4,415)	$(932)	$(6,360)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and September 30, 2012:

			Affected Line Item in the
	Three Months Ended September 30,		Statement Where Net Income
(in thousands)	2013	2012	Is Presented
Realized gains (losses) on AFS securities:
	$361	$1	Non-interest income
	(146)	—	Tax expense
	215	1	Net of tax

Realized gains on cash flow hedging derivatives
	802	871	Interest income
	(324)	(349)	Tax expense
	478	522	Net of tax

Amortization of realized gains on terminated swap
	236	2,655	Interest income
	(95)	(97)	Tax expense
	141	2,558	Net of tax
Total reclassifications for the period	$834	$3,081	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement Where Net Income
(in thousands)	2013	2012	Is Presented
Realized gains (losses) on AFS securities:
	$1,366	$42	Non-interest income
	(551)	(16)	Tax expense
	815	26	Net of tax

Realized gains on cash flow hedging derivatives
	2,713	2,656	Interest income
	(1,095)	(1,069)	Tax expense
	1,618	1,587	Net of tax

Amortization of realized gains on terminated swap
	471	5,311	Interest income
	(398)	(226)	Tax expense
	73	5,085	Net of tax
Total reclassifications for the period	$2,506	$6,698	Net of tax

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012

Net income from continuing operations	$8,104	$10,029	$30,606	$24,496
Loss from discontinued operations before income taxes (including gain on disposal of $63)	—	—	—	(261)
Income tax expense	—	—	—	376
Net loss from discontinued operations	—	—	—	(637)
Net income	$8,104	$10,029	$30,606	$23,859

Average number of common shares issued	26,525	23,825	26,525	23,438
Less: average number of treasury shares	1,519	1,614	1,403	1,653
Less: average number of unvested stock award shares	258	290	287	244
Average number of basic common shares outstanding	24,748	21,921	24,835	21,541
Plus: dilutive effect of unvested stock award shares	46	72	60	1
Plus: dilutive effect of stock options outstanding	79	38	106	93
Average number of diluted common shares outstanding	24,873	22,031	25,001	21,635

Basic earnings per share:
Continuing operations	$0.33	$0.46	$1.23	$1.14
Discontinued operations	—	—	—	(0.03)
Total basic earnings per share	$0.33	$0.46	$1.23	$1.11

Diluted earnings per share:
Continuing operations	$0.33	$0.46	$1.22	$1.13
Discontinued operations	—	—	—	(0.03)
Total diluted earnings per share	$0.33	$0.46	$1.22	$1.10

For the nine months ended September 30, 2013, 239 thousand shares of restricted stock and 464 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the nine months ended September 30, 2012, 218 thousand shares of restricted stock and 350 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2013 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2012	244	$21.69	688	$18.13
Granted	159	24.07	—	—
Stock options exercised	—	—	(235)	12.88
Stock awards vested	(95)	19.51	—	—
Forfeited	(55)	22.74	(8)	18.24
Balance, September 30, 2013	253	$23.08	445	$20.50
Exercisable options, September 30, 2013			379	$22.80

During the nine months ended September 30, 2013 and 2012, proceeds from stock option exercises totaled $3.0 million and $376 thousand, respectively. During the nine months ended September 30, 2013, there were 95 thousand shares issued in connection with vested stock awards.  During the nine months ended September 30, 2012, there were 68 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $2.1 million and $1.4 million during the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended September 30, 2013
Net interest income	$46,808	$—	$(939)	$—	$45,869
Provision for loan losses	3,178	—	—	—	3,178
Non-interest income	9,645	2,469	9,033	(9,033)	12,114
Non-interest expense	40,229	1,981	572	2	42,784
Income before income taxes	13,046	488	7,522	(9,035)	12,021
Income tax expense (benefit)	4,313	188	(584)	—	3,917
Net income	$8,733	$300	$8,106	$(9,035)	$8,104

Average assets (in millions)	$5,259	$28	$736	$(735)	$5,287

Three months ended September 30, 2012
Net interest income (expense)	$35,505	$—	$(280)	$—	$35,225
Provision for loan losses	2,500	—	—	—	2,500
Non-interest income	11,571	2,742	10,294	(10,294)	14,313
Non-interest expense	29,608	2,021	533	—	32,162
Income before income taxes	14,968	721	9,481	(10,294)	14,876
Income tax expense (benefit)	5,105	290	(548)	—	4,847
Net income	$9,863	$431	$10,029	$(10,294)	$10,029

Average assets (in millions)	$4,409	$29	$501	$(368)	$4,572

Nine months ended September 30, 2013
Net interest income	$131,796	$—	$12,114	$(15,000)	$128,910
Provision for loan losses	8,278	—	—	—	8,278
Non-interest income	34,664	7,851	18,523	(18,520)	42,518
Non-interest expense	112,181	6,152	1,868	1	120,202
Income before income taxes	46,001	1,699	28,769	(33,521)	42,948
Income tax expense (benefit)	13,521	656	(1,835)	—	12,342
Net income	$32,480	$1,043	$30,604	$(33,521)	$30,606

Average assets (in millions)	$5,212	$27	$746	$(743)	$5,242

Nine months ended September 30, 2012
Net interest income (expense)	$102,095	$—	$(672)	$—	$101,423
Provision for loan losses	6,750	—	—	—	6,750
Non-interest income	28,147	8,256	25,546	(25,546)	36,403
Non-interest expense	88,061	6,329	2,150	—	96,540
Income before income taxes	35,431	1,927	22,724	(25,546)	34,536
Income tax expense (benefit)	10,400	775	(1,135)	—	10,040
Net income from continuing operations	$25,031	$1,152	$23,859	$(25,546)	$24,496
Income from discontinued operations berofre income taxes (including gain on disposal of $63)	(261)	—	—	—	(261)
Income tax expense	376	—	—	—	376
Net loss from discontinued operations	$(637)	$—	$—	$—	$(637)
Net income	$24,394	$1,152	$23,859	$(25,546)	$23,859

Average assets (in millions)	$4,185	$30	$492	$(405)	$4,302

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2013, the Company held derivatives with a total notional amount of $787.7 million.  That amount included $325.0 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $428.5 million and $34.2 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value.  Economic hedges included interest rate swaps totaling $379.7 million, and $48.8 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2013.

The Company pledged collateral to derivative counterparties in the form of cash totaling $1.8 million and securities with an amortized cost of $28.0 million and a fair value of $28.3 million as of September 30, 2013. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the ISDA and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at September 30, 2013, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$100,000	2.2	0.27%	3.13%	$(3,463)
Forward-starting interest rate swaps on FHLBB borrowings	210,000	5.4	—	1.80%	(715)
Interest rate swaps on junior subordinated notes	15,000	0.9	2.11%	5.54%	(331)
Total cash flow hedges	325,000				(4,509)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,227	16.4	0.55%	5.09%	(2,273)
Interest rate swaps on loans with commercial loan customers	183,214	5.6	2.44%	4.83%	7,660
Reverse interest rate swaps on loans with commercial loan customers	183,214	5.6	4.83%	2.44%	(7,769)
Forward sale commitments	48,844	0.2			(822)
Total economic hedges	428,499				(3,204)

Non-hedging derivatives:
Interest rate lock commitments	34,195	0.2			976
Total non-hedging derivatives	34,195				976

Total	$787,693				$(6,737)

Information about derivative assets and liabilities at December 31, 2012, follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
	Amount	Maturity	Received	Paid	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$115,000	1.6	0.35%	3.47%	$(4,608)
Forward-starting interest rate swaps on FHLBB borrowings	140,000	5.4	—	2.37%	(5,810)
Interest rate swaps on junior subordinated notes	15,000	1.4	2.16%	5.54%	(704)
Total cash flow hedges	270,000				(11,122)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,609	16.9	0.58%	5.09%	(3,473)
Interest rate swaps on loans with commercial loan customers	205,319	5.1	2.54%	5.28%	(15,219)
Reverse interest rate swaps on loans with commercial loan customers	205,319	5.1	5.28%	0.11%	14,746
Forward sale commitments	335,548	0.1			(1,336)
Total economic hedges	759,795				(5,282)

Non-hedging derivatives:
Interest rate lock commitments	282,752	0.2			6,258
Total non-hedging derivatives	282,752				6,258

Total	$1,312,547				$(10,146)

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

As of September 30, 2013, the Company has entered into several interest rate swaps with an aggregate notional amount of $100.0 million to convert the LIBOR based floating interest rates on a $100.0 million portfolio of FHLBB advances to fixed rates.  The objective is to fix the Company’s monthly interest expense on these borrowings.

The Company has also entered into twelve forward-starting interest rate swap contracts with a combined notional value of $210.0 million as of September 30, 2013.  In 2014, nine of the remaining twelve forward starting swaps will become effective; of these, two have a duration of three years, four have durations of four years, and the final three have durations of five years. The last three forward starting swaps will become effective in 2015, two of which have a duration of four years and the other of which has a duration of seven years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of September 30, 2013, the Company has an interest rate swap with a notional value of $15.0 million to convert the floating rate of interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Changes in Stockholders’ Equity related to interest rate derivatives designated as cash flow hedges, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Interest rate swaps on FHLBB borrowings:

Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(2,155)	$(1,210)	$3,280	$(770)

Reclassification of unrealized gain (loss) from accumulated other comprehensive loss to interest expense	803	(871)	2,713	(2,656)

Reclassification of unrealized gain from accumulated other comprehensive loss to other non-interest expense for termination of swaps	236	235	707	706

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(95)	(98)	(395)	(226)

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	597	441	(2,358)	1,448

Interest rate swaps on junior subordinated debentures:

Unrealized (loss) gain recognized in accumulated other comprehensive loss	(9)	919	(14)	(137)

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	131	148	387	363

Net tax (expense) benefit on items recognized in accumulated other comprehensive loss	(47)	(28)	(149)	(108)
Other comprehensive (loss) income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(539)	$(464)	$4,171	$(1,380)

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$913	$1,121	$3,232	$3,327
Net interest expense recognized in interest expense on junior subordinated notes	$131	$148	$387	$363

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended September 30, 2013 and 2012.  The Company does not anticipate material events or transactions within the next twelve months that are likely to result in a reclassification of unrealized gains or losses from accumulated other comprehensive loss to earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $4.9 million will be reclassified as an increase to interest expense.

Economic hedges

As of September 30, 2013, the Company has an interest rate swap with a $13.2 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $100 thousand as of September 30, 2013.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company utilizes forward sale commitments to hedge interest rate risk and the associated effects on the fair value of interest rate lock commitments and loans held for sale.  The forward sale commitments are accounted for as derivatives with changes in fair value recorded in current period earnings.

The company uses the following types of forward sale commitments contracts:

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss) gain recognized in other non-interest income	$(32)	$(24)	$740	$(1,118)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	154	859	6,704	4,119

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(154)	(859)	(6,704)	(4,119)

(Unfavorable) favorable change in credit valuation adjustment recognized in other non-interest income	(5)	(31)	332	(22)

Forward Commitments:

Unrealized (loss) recognized in other non-interest income	(822)	(4,669)	(822)	(4,669)
Realized gain in other non-interest income	231	(943)	8,377	(943)

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	976	7,833	976	7,833
Realized gain in other non-interest income	$(63)	$2,784	$(3,423)	$6,873

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its commercial banking counterparties totaling $8.0 million and $14.7 million as of September 30, 2013 and December 31, 2012, respectively.  The Company had net liability positions with its financial institution counterparties totaling $16.1 million and $29.8 million as of September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, the Company also had a net liability position of $0.3 million with its commercial banking counterparties as compared to zero liability at December 31, 2012.  The collateral posted by the Company that covered liability positions was $14.6 million and $29.8 million as of September 30, 2013 and December 31, 2012, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of September 30, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	8,009	—	8,009	—	—	8,009
Total	$8,009	$—	$8,009	$—	$—	$8,009

Offsetting of Financial Liabilities and Derivative Liaibilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of September 30, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$(16,087)	$1,536	$(14,551)	$12,851	$1,700	$—
Commercial counterparties	(335)	5	(330)	—	—	(330)
Total	$(16,422)	$1,541	$(14,881)	$12,851	$1,700	$(330)

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2012
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	14,746	—	14,746	—	—	14,746
Total	$14,746	$—	$14,746	$—	$—	$14,746

Offsetting of Financial Liabilities and Derivative Liaibilities

Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2012
Interest Rate Swap Agreements:
Institutional counterparties	$(29,814)	$—	$(29,814)	$25,384	$4,430	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(29,814)	$—	$(29,814)	$25,384	$4,430	$—

NOTE 13. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers between levels during the nine months ended September 30, 2013 or 2012.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$15,330	$15,330
Available-for-sale securities:
Municipal bonds and obligations	—	81,388	—	81,388
Governmentguaranteed residential mortgage-backed securities	—	74,255	—	74,255
Government-sponsored residential mortgage-backed securities	—	439,741	—	439,741
Corporate bonds	—	39,232	—	39,232
Trust preferred securities	—	15,297	1,007	16,304
Other bonds and obligations	—	3,126	—	3,126
Marketable equity securities	29,361	567	742	30,670
Loans held for sale	—	27,064	—	27,064
Derivative assets (1)	—	7,660	976	8,636
Derivative liabilities (2)	597	14,551	225	15,373

	December 31, 2012
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$16,893	$16,893
Available-for-sale securities:
Municipal bonds and obligations	—	84,757	—	84,757
Government guaranteed residential mortgage-backed securities	—	43,091	—	43,091
Government-sponsored residential mortgage-backed securities	—	278,593	—	278,593
Corporate bonds	—	10,007	—	10,007
Trust preferred securities	—	20,072	885	20,957
Other bonds and obligations	—	3,472	—	3,472
Marketable equity securities	25,291	—	—	25,291
Loans Held for Sale	—	85,368	—	85,368
Derivative assets (1)	—	14,746	6,258	21,004
Derivative liabilities (2)	282	29,818	1,055	31,155

(1) Total fair value excludes $0.8 million and $1.3 million of unrealized losses as of September 30, 2013 and December 31, 2012,respectively, on interest rate lock and forward commitments presented under other assets on the consolidated balance sheet.

(2) Total fair value includes $0.8 million and $1.3 million of unrealized losses as of September 30, 2013 and December 31, 2012, respectively, on interest rate lock and forward commitments presented under other assets on the consolidated balance sheet.

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

			Aggregate Fair Value
September 30, 2013	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$27,064	$26,124	$940

			Aggregate Fair Value
December 31, 2012	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$85,368	$82,560	$2,808

The changes in fair value of loans held for sale for the three and nine months ended September 30, 2013, were gains of $2.0 million and losses of $1.9 million, respectively.  The changes in fair value of loans held for sale were gains of $1.3 million for the three and nine months ended September 30, 2012.  The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the IRLCs and loans held for sale.  To Be Announced (“TBA”) mortgage-backed securities forward commitment sales are used as the hedging instrument, are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets.  The fair values of the Company’s best efforts and mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable.  However, costs to originate and closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are considered factors that are not observable.  As such, best efforts and mandatory forward commitments are classified as Level 3 measurements.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and September 30, 2012.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended September 30, 2013
Balance as of June 30, 2013	$15,564	$1,819	$(1,507)	$1,403
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(107)	—	5,054	(1,628)
Unrealized gain included in accumulated other comprehensive loss	—	(70)	—	—
Paydown of trading account security	(127)	—	—	—
Transfers to held for sale loans	—	—	(2,571)	—
Balance as of September 30, 2013	$15,330	$1,749	$976	$(225)

Nine Months Ended September 30, 2013
Balance as of December 31, 2012	$16,893	$885	$6,258	$(1,055)
Purchase of Marketable Equity Security	—	770	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(1,180)	—	8,353	830
Unrealized gain included in accumulated other comprehensive loss	—	94	—	—
Paydown of trading account security	(383)	—	—	—
Transfers to held for sale loans	—	—	(13,635)	—
Balance as of September 30, 2013	$15,330	$1,749	$976	$(225)

Unrealized gains (losses) relating to instruments still held at September 30, 2013	$2,103	$(1,624)	$976	$(225)

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended September 30, 2012
Balance as of June 30, 2012	$17,365	$613	$4,028	$—
Greenpark Acquisition	—	—	—	—
Unrealized (loss) gain recognized in other non-interest income	(7)	—	10,858	(1,045)
Unrealized loss included in accumulated other comprehensive loss	—	204	—	—
Paydown of trading account security	(121)	—	—	—
Transfers to held for sale loans	—	—	(7,053)	—
Balance as of September 30, 2012	$17,237	$817	$7,833	$(1,045)

Nine Months Ended September 30, 2012
Balance as of December 31, 2011	$17,395	$544	$—	$—
Greenpark Acquisition	—	—	2,126	(1,045)
Unrealized (loss) gain recognized in other non-interest income	203	—	15,195	—
Unrealized loss included in accumulated other comprehensive loss	—	273	—	—
Paydown of trading account security	(361)	—	—	—
Transfers to held for sale loans	—	—	(9,488)	—
Balance as of September 30, 2012	$17,237	$817	$7,833	$(1,045)

Unrealized gains (losses) relating to instruments still held at September 30, 2012	$3,502	$(1,784)	$10,858	$(1,045)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable
(In thousands)	September 30, 2013	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Trading Security	$15,330	Discounted Cash Flow	Discount Rate	3.11%

Forward Commitments	(225)	Historical Trend	Closing Ratio	89.55%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	976	Historical Trend	Closing Ratio	89.55%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$16,081

	Fair Value			Significant Unobservable
(In thousands)	December 31, 2012	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Trading Security	$16,893	Discounted Cash Flow	Discount Rate	2.08%

Forward Commitments	(1,055)	Historical Trend	Closing Ratio	70.00%
		Pricing Model	Origination Costs, per loan	$1,530

Interest Rate Lock Commitment	6,258	Historical Trend	Closing Ratio	93.04%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$22,096

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	September 30, 2013	December 31, 2012	Nine months ended September 30, 2013
	Level 3	Level 3	Total
(In thousands)	Inputs	Inputs	Gains (Losses)
Assets
Impaired loans	$5,582	$6,104	$(522)
Capitalized mortgage servicing rights	4,316	3,198	450
Other real estate owned	3,561	1,929	48

Total	$13,459	$11,231	$(24)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value			Range (Weighted
(in thousands)	September 30, 2013	Valuation Techniques	Unobservable Inputs	Average) (a)
Assets
Impaired loans	$5,582	Fair value of collateral	Loss severity	7.76% to 100.0% (30.39%)
			Appraised value	$0 to $1,760.0 $(891.89)

Capitaized mortgage servicing rights	4,316	Discounted cash flow	Constant prepayment rate (CPR)	15.64% to 6.99% (8.99%)
			Discount rate	10.00% to 14.00% (10.72%)

Other real estate owned	3,561	Fair value of collateral	Appraised value	$0 to $1,000.0 $(457.89)

Total	$13,459

	Fair Value			Range (Weighted
(in thousands)	Decemeber 31, 2012	Valuation Techniques	Unobservable Inputs	Average) (a)
Assets
Impaired loans	$6,104	Fair value of collateral	Loss severity	5.24% to 100.0% (42.79%)
			Appraised value	$15.7 to $1,584.0 $(863.8)

Capitaized mortgage servicing rights	3,198	Discounted cash flow	Constant prepayment rate (CPR)	13.25% to 26.02% (18.41%)
			Discount rate	11.00% to 15.50% (11.14%)

Other real estate owned	1,929	Fair value of collateral	Appraised value	$0 to $1,000.0 $(457.1)

Total	$11,231

(a)    Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2013 and December 31, 2012.

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

	September 30, 2013
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$76,859	$76,859	$76,859	$—	$—
Trading security	15,330	15,330	—	—	15,330
Securities available for sale	684,716	684,716	29,361	653,606	1,749
Securities held to maturity	46,925	48,080	—	—	48,080
Restricted equity securities	42,342	42,342	—	42,342	—
Net loans	3,990,595	4,022,938	—	—	4,022,938
Loans held for sale	27,064	27,064	—	27,064	—
Accrued interest receivable	15,173	15,173	—	15,173	—
Cash surrender value of bank-owned life insurance policies	100,299	100,299	—	100,299	—
Derivative assets (1)	8,636	8,636		7,660	976

Financial Liabilities

Total deposits	$3,882,025	$3,886,125	—	$3,886,125	$—
Short-term debt	590,000	590,074	—	590,074	—
Long-term Federal Home Loan Bank advances	150,022	152,229	—	152,229	—
Subordinated notes	89,663	88,564	—	88,564	—
Derivative liabilities (2)	15,373	15,373	597	14,551	225

	December 31, 2012
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$98,244	$98,244	$98,244	$—	$—
Trading security	16,893	16,893	—	—	16,893
Securities available for sale	466,169	466,169	25,291	439,993	885
Securities held to maturity	51,024	51,024	—	—	51,024
Restricted equity securities	39,785	39,785	—	39,785	—
Net loans	3,955,446	4,004,259	—	—	4,044,259
Loans held for sale	85,368	85,368	—	85,368	—
Accrued interest receivable	14,731	14,731	—	14,731	—
Cash surrender value of bank-owned life insurance policies	88,198	88,198	—	88,198	—
Derivative assets (1)	21,004	21,004	—	14,746	6,258

Financial Liabilities

Total deposits	$4,100,409	$4,116,999	$—	$4,116,999	$—
Short-term debt	163,150	163,150	—	163,150	—
Long-term Federal Home Loan Bank advances	195,321	199,420	—	199,420	—
Subordinated notes	89,617	73,967	—	73,967	—
Derivative liabilities (2)	31,155	31,155	282	29,818	1,055

(1)         Total fair value excludes $0.8 million and 1.3 million of unrealized losses as of September 30, 2013 and December 31, 2012, respectively, on interest rate lock and  forward commitments presented under other assets on the consolidated balance sheet.

(2)         Total fair value includes $0.8 million and 1.3 million of unrealized losses as of September 30, 2013 and December 31, 2012, respectively, on interest rate lock and  forward commitments presented under other assets on the consolidated balance sheet.

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

NOTE 14. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Net interest income	$45,869	$35,225	$128,910	$101,423
Provision for loan losses	3,178	2,500	8,278	6,750
Net interest income after provision for loan losses	$42,691	$32,725	$120,632	$94,673

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2013, the date the financial statements were issued, noting no events requiring disclosure.

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

On April 20, 2012, Berkshire completed the acquisition of CBT — The Connecticut Bank and Trust Company, headquartered in Hartford, Connecticut.  On April 30, 2012, Berkshire acquired the net assets and operations of Greenpark Mortgage, headquartered in Needham, Massachusetts.  On October 19, 2012, Berkshire completed the acquisition of Beacon Federal Bancorp, headquartered in East Syracuse, New York.  Berkshire’s operations in 2013 include all of these acquired operations.  Berkshire currently has $5.5 billion in assets.  It provides personal and business banking, insurance, and wealth management services through 74 full service branch offices in Western Massachusetts, Central and Eastern New York, North Central Connecticut, and Southern Vermont. Berkshire operates 10 lending offices for commercial and residential mortgage originations in Central and Eastern Massachusetts. The Company also has a former Beacon branch office in Tennessee.  On July 24, 2013, Berkshire announced that it had entered into an agreement to acquire 20 branches with $0.6 billion in deposits located in communities in and around its existing footprint in Central and Eastern New York.  Berkshire plans to complete this acquisition early in 2014, subject to regulatory approval and customary closing conditions.  For more information, visit www.berkshirebank.com or call 800-773-5601.

Berkshire is a regional financial services company that seeks to distinguish itself over the long term based on the following attributes:

•                  Strong growth from organic, de novo, product and acquisition strategies

•                  History of positive operating leverage contributing to historic growth in operating earnings

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

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

PER COMMON SHARE DATA
Net earnings, diluted	$0.33	$0.46	$1.22	$1.10
Total common book value	26.98	26.60	26.98	26.60
Dividends	0.18	0.17	0.54	0.51
Common stock price:
High	29.38	23.66	29.38	24.49
Low	24.34	21.19	23.38	20.15
Close	25.11	22.88	25.11	22.88

PERFORMANCE RATIOS
Return on average assets	0.61%	0.88%	0.78%	0.73%
Return on average common equity	4.74	6.89	6.07	5.57
Net interest margin, fully taxable equivalent	3.93	3.50	3.76	3.62
Fee income/Net interest and fee income	19.23	28.35	23.42	25.91

ASSET QUALITY RATIOS
Net charge-offs (current period annualized)/average loans	0.32%	0.27%	0.28%	0.25%
Allowance for loan losses/total loans	0.83	0.97	0.83	0.97

CAPITAL RATIO
Stockholders’ equity to total assets	12.35%	12.75%	12.35%	12.75%

FINANCIAL DATA: (In millions)
Total assets	$5,450	$4,634	$5,450	$4,634
Total earning assets	4,856	4,140	4,856	4,140
Total loans	4,024	3,418	4,024	3,418
Allowance for loan losses	33	33	33	33
Total intangible assets	272	239	272	239
Total deposits	3,882	3,450	3,882	3,450
Total borrowings and notes	830	537	830	537
Total common stockholders’ equity	673	591	673	591

FOR THE PERIOD: (In thousands)
Net interest income	$45,869	$35,225	$128,910	$101,423
Non-interest income	12,114	14,313	42,518	36,403
Provision for loan losses	3,178	2,500	8,278	6,750
Non-interest expense	42,784	32,162	120,202	96,540
Net income	8,104	10,029	30,606	23,859

(1)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(2)  Generally accepted accounting principles require that loans acquired in a business combination be recorded at fair value, whereas loans from business activities are recorded at cost. The fair value of loans acquired in a business combination includes expected loan losses, and there is no loan loss allowance recorded for these loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for loans acquired in a business combination since these loans are recorded net of expected loan losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Other institutions may have loans acquired in a business combination, and therefore there may be no direct comparability of these ratios between and among other institutions.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES

The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,248	3.99%	$1,208	4.28%	$1,252	4.07%	$1,154	4.47%
Commercial mortgages	1,354	5.80	1,277	5.27	1,381	5.51	1,227	5.21
Commercial business loans	648	6.09	546	3.85	625	4.84	484	4.24
Consumer loans	651	4.39	368	3.97	644	4.71	370	3.98
Total loans	3,901	5.02	3,399	4.62	3,902	4.81	3,235	4.66
Investment securities (2)	735	2.77	559	3.02	661	2.93	544	3.21
Short term investments and loans held for sale (4)	61	4.05	116	2.15	83	2.63	51	2.15
Total interest-earning assets	4,697	4.66	4,074	4.27	4,646	4.52	3,830	4.38
Intangible assets	272				273
Other non-interest earning assets	318		498		323		472
Total assets	$5,287		$4,572		$5,242		$4,302

Liabilities and stockholders’ equity
Deposits:
NOW	$346	0.18%	$291	0.28%	$357	0.24%	$287	0.28%
Money market	1,330	0.44	1,171	0.47	1,389	0.40	1,131	0.50
Savings	442	0.16	376	0.18	445	0.17	369	0.19
Time	1,064	1.29	1,039	1.48	1,100	1.25	1,020	1.48
Total interest-bearing deposits	3,182	0.66	2,877	0.78	3,291	0.64	2,807	0.79
Borrowings and notes	722	1.85	531	1.70	573	2.58	397	2.17
Total interest-bearing liabilities	3,904	0.88	3,408	0.92	3,864	0.91	3,204	0.96
Non-interest-bearing demand deposits	659		538		647		493
Other non-interest earning liabilities	40		43		58		36
Total liabilities	4,603		3,989		4,569		3,733

Total stockholders’ equity	684		583		673		569
Total liabilities and stockholders’ equity	$5,287		$4,572		$5,242		$4,302

Net interest spread		3.78%		3.35%		3.61%		3.42%
Net interest margin		3.93		3.50		3.76		3.62
Cost of funds		0.75		0.80		0.78		0.84
Cost of deposits		0.55		0.66		0.53		0.68

Supplementary data
Total deposits (In millions)	$3,840		$3,416		$3,936		$3,300
Fully taxable equivalent income adj. (In thousands)	652		623		1,925		1,930

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

SUMMARY

Nine month 2013 earnings totaled $30.6 million which was a record nine month result due to Berkshire’s acquisition and organic growth strategies.  Nine month earnings per share totaled $1.22 in 2013, compared to $1.10 in 2012.  Following record quarterly earnings totaling $12.0 million in the second quarter of 2013, Berkshire’s third quarter earnings decreased to $8.1 million due primarily to $6.5 million in charges related to merger, restructuring, and conversion related expenses.  The Company recorded $0.33 in earnings per share in the most recent quarter.

Third quarter 2013 highlights were as follows:

•                  16% annualized increase in commercial business loans and in total loans

•                  8% annualized increase in total commercial loans

•                  7% annualized increase in total deposits

•                  16% annualized increase in demand deposits

•                  3.93% net interest margin

•                  0.58% non-performing assets/total assets

•                  0.32% net loan charge-offs/average loans

Growth in loans from business activities equated to an 11% annualized growth rate compared to total loans for the year-to-date.  This growth was offset in the first half of the year by decreases in loans acquired in business combinations, including targeted runoff of impaired loans along with excessive competition for earning assets in the ongoing low yield environment.  Total loan growth resumed in the third quarter as market conditions improved and the Company broadened its loan originations activities.  Mortgage banking revenues declined following the second quarter contraction in refinancing activity.  The income benefit of purchased loan accretion is expected to decrease in the future as these acquired portfolios season.  The Company is focused on increased loans and higher fee income as targeted sources of future revenue growth.  The Company initiated a restructuring in the third quarter to reduce staff and premises overhead costs, and it estimated that it reduced ongoing operating costs by 4% compared to the second quarter.  The Company expects to continue to evaluate restructuring alternatives and to use the benefits of its core systems investment and Six Sigma processes to obtain further efficiencies in the future in its expanded business operations.

In July 2013, the Company also announced that it had entered into an agreement to acquire 20 branches with deposits totaling $0.6 billion from Bank of America.  These branches are located within and contiguous to Berkshire’s existing New York markets.  The deposit premium is 2.25% and the acquisition is expected to be completed early in 2014.  Excluding transaction costs, the acquisition is intended to be accretive to earnings as acquired funds and operations are integrated, including the benefit of the comparatively lower interest cost and higher fee revenue of these branches.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

Summary:  Berkshire views its third quarter loan and deposit growth as demonstrating its market share acquisition capacity, whereas results in the first half of the year were heavily influenced by transitional events which are not expected to be ongoing.  Berkshire produced 16% annualized loan growth in the third quarter, with growth in all major categories.    For the first nine months of the year, the increase in loans from business activities equated to 11% annualized growth of total loans.  However, in the first half of the year this growth was offset by decreases in loans acquired in business combinations. This included targeted reductions of acquired impaired commercial loans, along with run-off of non-relationship commercial real estate loans in the competitive environment for higher yielding loan assets.  Deposits increased by 2% in the third quarter.  Deposits had decreased by 7% in the first half of the year primarily due to targeted reductions in rate sensitive commercial money market balances which were of marginal benefit.  Additionally, in the first half of the year, Berkshire also discontinued some non-core deposit sources remaining from the Beacon acquisition in October 2012.  Due to purchases of investment securities, total assets increased to $5.5 billion at the end of the third quarter, compared to $5.3 billion at the start of the year.

Measures of asset quality, liquidity, and capital remained within targets during the first nine months of 2013, and the Company continued to manage its interest rate risk profile.  Over this period, book value per share increased by 2% annualized to $26.98.  During this time, shareholders received $0.54 in dividends, measuring 2.7% of starting equity on an annualized basis.

Securities:  Total investment securities increased by $215 million to $789 million (14% of total assets) in the first nine months of 2013.  Securities increased by $90 million in the first quarter as Berkshire shifted some mortgage related assets from loans into shorter duration securities.  Securities increased by $118 million in the third quarter as borrowings were used to increase earning assets in the more favorable investment environment that developed.  For the first nine months, most of the securities growth was in government guaranteed or sponsored mortgage backed securities, including both pass through and structured securities.  Berkshire also increased its corporate bond portfolio from $10 million to $39 million during this period.  Due to favorable market conditions, the Company realized $1.4 million in gains on its portfolio of northeast community bank stocks.  At the end of the third quarter, mortgage backed securities continued to be the predominant investment class, totaling 65% of the portfolio compared to 56% at the start of the year.  Municipal bonds, corporate bonds, bank equities, economic development bonds, and FHLB stock are the other major securities classes owned.  The Company anticipates further purchases of mortgage backed securities to support its growth plan and to utilize expected proceeds from the deposit acquisition.

The value of debt securities was modestly reduced by the rise in market rates in the third quarter.  As a result, the available-for-sale portfolio had a 0.4% unrealized loss at quarter-end, compared to a 2.4% unrealized gain at the start of the year.  The yield on the total securities portfolio decreased to 2.77% in the most recent quarter from 3.17% in the last quarter of 2012.  This decrease reflected ongoing yield compression due to the continuing low interest rate environment.  There were no significant changes in the analysis of securities impairment during the first nine months of the year.  The effective duration of the portfolio increased to 4.8 years at period-end from 2.4 years at the beginning of the year due to the securities added to the portfolio as well as a lengthening of the average life of mortgage-backed securities as a result of the steepening of the yield curve.  Debt securities with lives over three years totaled $531 million at period-end, compared to $307 million at the start of the year.  The Company estimates that the duration of available-for-sale securities is approximately 4.5 years and that the duration would extend to approximately 6 years in the event of a 200 basis point increase in market rates due to slower prepayment speeds..

Loans:  The loan portfolio increased by $35 million (1%) to $4.02 billion in the first nine months of 2013.  Commercial business loans grew by $69 million and consumer loans increased by $24 million.  Commercial mortgages decreased by $47 million and residential mortgages decreased by $11 million.  Commercial business loans have increased consistently, with 15% annualized year-to-date growth.   Berkshire is building business loan volume in its markets while it targets relationships with middle market customers who require a full range of products and services provided by a responsive local banking partner.

Loans from business activities increased by $317 million, which equated to an 11% annualized growth rate compared to total loans during the first nine months of the year.  This included an increase in commercial loans from business activities equating to a 9% annualized commercial loan growth rate compared to total commercial loans during this period.  Loans acquired in business combinations decreased by $281 million at a 28% annualized rate.  During the first nine months, the Company experienced uneconomic competition in the commercial lending market as demand for earning assets increased in the sluggish U.S. economy.   The Company has adhered to its financial disciplines and allowed uneconomic assets to flow off it its books, including accelerated dispositions of acquired impaired loans which contributed to recoveries in interest income.  In accordance with its expectations, the Company experienced improved conditions in the most recent quarter.  Loans grew in all categories in the third quarter, including both organic growth and purchased loans.  Commercial loans increased at an 8% annualized rate.  Commercial real estate originations benefited from improved pricing conditions.  Residential mortgage growth included new originations of 10/1 adjustable rate mortgages for portfolio.  These mortgages gained favor with customers compared to higher rate 30 year fixed rate loans which are customarily sold by the Bank.  Consumer loans increased due to expansion of the prime indirect automobile lending program operated by Berkshire’s Syracuse based consumer lending team which was part of the Beacon operations.  At quarter—end, total commitments to originate new commercial loans increased to $188 million, compared to $183 million at the start of the quarter and to $45 million at the start of the year.

The loan yield was 5.02% in the most recent quarter, compared to 4.73% in the final quarter of 2012.  This yield includes purchased loan accretion which is included in the later discussion of operating results.  Total loans repricing over five years increased slightly to $1.54 billion at September 30, 2013, compared to $1.50 billion at the start of the year.  The excess of fair value over carrying amount of net loans decreased to $32 million (0.8% of the carrying amount) from $49 million (1.2% of the carrying amount) during the first nine months of 2013 due to the steepening of the yield curve.

Asset Quality.   Acquired loans are recorded at fair value and are categorized as performing regardless of their payment status.  Therefore, some overall portfolio measures of asset performance are not comparable between periods or among institutions as a result of recent business combinations.  Asset performance metrics remained favorable through the first nine months of the year.    Period-end non-performing assets were 0.58% of total assets, compared to 0.52% at the start of the year.  Nine month 2013 annualized net loan charge-offs measured 0.28% of average loans, compared to 0.26% for the year 2012. Accruing delinquent loans were 0.71% of total loans at period-end, compared to 1.11% at the start of the year.  For loans from business activities (excluding acquired loans), net charge-offs were 0.29% of average loans.  Additions to nonaccrual assets have been in the range of $6-9 million in each quarter for the last four quarters.  Due to a similar volume of problem asset resolutions, the net increase in total non-performing assets was $3 million for the year-to-date.  At period-end, the remaining carrying balance of purchased credit impaired loans was $35 million and the contractual amount owed on these loans was $60 million.  The comparable measures at year-end 2012 were $62 million and $108 million, respectively.

The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans. Potential problem loans measured 1.91% of total loans at period-end, compared to 1.55% at the start of the year.  Information about the Company’s analysis of its credit risk profile is presented in the loans note to the consolidated financial statements.  Criticized loans, which include total classified loans and loans rated special mention, decreased to 4.3% of total loans from 4.7%.  Criticized loans from business activities increased by $6 million to $105 million, while criticized acquired loans decreased by $21 million to $68 million.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate.  The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date.  The loan loss allowance totaled $33.2 million at period-end, and has been unchanged throughout the year, measuring 0.83% of period-end loans.  The allowance related to loans from business activities decreased to 1.09% from 1.21% of related loans during the first nine months of 2013.  This improvement included the benefit of an increase in lower risk commercial business loans and a decrease in higher risk commercial real estate loans as a result of outplacements and runoff.

Deposits and Borrowings.  Total deposits decreased by $218 million (5%) to $3.9 billion during the first nine months of 2013.  Deposits increased by $67 million (2%) in the most recent quarter, including growth of $49 million in commercial balances, as a result of ongoing business development.  Total deposits were flat in the first quarter of 2013 and then decreased by $285 million (7%) during the second quarter.  This included a $208 million reduction in money market balances which were primarily rate sensitive commercial balances.  The balance of the second quarter deposit reduction was primarily related to the restructuring of brokered and other non-core deposit sources following the integration of Beacon operations in March 2013.  These amounts were primarily replaced with borrowings to reduce funding costs and utilization of Berkshire’s supplemental deposit insurance program.  The Company has been managing its business within the overall coverage parameters allowed for the DIF supplementary insurance that it offers in addition to FDIC insurance.  Due to ongoing growth, the Company anticipates that it will exceed DIF participation limits in the future and it is evaluating alternatives to its current program.

The cost of deposits decreased to 0.55% in the most recent quarter from 0.59% in the final quarter of 2012, reflecting ongoing repricings in the low interest rate environment.  This cost increased from 0.52% in the prior quarter due to short term promotions of money market accounts.  The loan/deposit ratio stood at 104% at period-end.  For the twelve months ended June 30, 2013, the median increase in deposits was 1% among the Company’s branches which had been owned for at least a year.  Approximately 39% of these branches had growth of 5% or better, including de novo branches opened in recent years.

Short term borrowings increased by $427 million to $590 million during the first nine months, and had a 0.30% average cost at period-end.  As a result of this shift into low cost short term borrowings, the total cost of borrowings (including related interest rate swaps) declined to 1.88% in the most recent quarter compared to 2.80% in the final quarter of 2012.  The acquisition of 20 branches in New York is expected to provide approximately $0.6 billion in additional $600 low cost core deposits at the beginning of 2014.  The Company plans to use these deposits to replace short and long term borrowings, and to fund growth of investments and loans.

Derivative Financial Instruments and Hedging Activities.  The total notional value of derivatives decreased by $525 million (40%) to $788 million during the first nine months  of the year due primarily to the decrease in mortgage banking activity, which resulted in a decrease in both interest rate lock commitments and forward commitment contracts that hedge these interest rate locks.  The total amount of these commitments decreased by $535 million during this period.  The notional value of cash flow hedges increased by $55 million in the first nine months of 2013 as additional forward starting interest rate swaps were used to increase the duration of the Company’s borrowings by fixing  the forward interest rate on designated loans.  This helped the Company to manage its interest rate risk in light of the slowing of mortgage prepayment speeds and the increased utilization of short term borrowings in place of deposits.  The estimated net fair value discount of total derivative financial instruments decreased to $7 million from $10 million during the first nine months of 2013 due to the improved market value of cash flow hedges as a result of the steeper yield curve.  This improvement contributed to other comprehensive income and partially offset the impact of the unrealized loss on investment securities on other comprehensive income and stockholders’ equity.

Stockholders’ Equity.  Total stockholders’ equity increased by $6 million (1%) to $673 million during the first nine months of 2013.  Equity benefited from $31 million in earnings and was net of $14 million in cash dividends paid at $0.18 per share/quarter, which resulted in a 44% dividend payout ratio.  During the year-to-date, Berkshire issued 394 thousand shares at an average of $26.79 per share, recording $11 million in equity, for restricted stock grants and option exercises.  During this period, the Company repurchased 480 thousand shares in the market at a cost of $12 million ($25.52 per share).  The Company also recorded a $4 million other comprehensive loss due to unrealized losses on securities and derivatives resulting from the increase in interest rates.  Strong balance sheet growth in the third quarter resulted in slightly higher leverage, with equity/assets measuring 12.4% of assets at period-end, compared to 12.6% at the start of the year.  The Bank’s risk based capital ratio measured 11.9% at period end, while the Tier 1 leverage ratio measured 8.1%.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Summary:    Berkshire’s results in 2013 include operations resulting from several acquisitions in 2012, along with the ongoing benefit of growth from business activities.    As a result, most measures of revenue, expense, income, and average balances increased in 2013 compared to the prior year.  The acquisitions included CBT - The Connecticut Bank and Trust Company on April 20, 2012, the operations of Greenpark Mortgage on April 30, 2012, and Beacon Federal Bancorp on October 19, 2012.  Berkshire implemented a core systems conversion in the third quarter of 2012.  Results in these periods included net merger and conversion related expenses, along with restructuring costs.   The Company views these as non-operating expenses, which are not related to ongoing expenses for business activities.  Earnings per share were affected by the issuance of additional Berkshire common shares as consideration for bank acquisitions.  All references to revenue and expense in this discussion exclude discontinued operations consisting of four branches, which were divested in the first quarter of 2012.

Berkshire’s nine month net income increased due to the benefit of positive operating leverage, with revenue growth exceeding expense growth.  This has been due to the combination of business development and acquisitions.  Nine month net income increased by 28% to $30.6 million and earnings per share increased by 11% to $1.22.  Profitability measures improved, including return on assets and return on equity, which increased to 0.78% and 6.1%, respectively.

Third quarter net income decreased from year-to-year due to a $3.9 million decrease in mortgage banking revenues.  Mortgage banking industry revenues and earnings have sharply declined as a result of lower refinancing demand following an upturn in mortgage interest rates around midyear in 2013.  Third quarter net income decreased by $1.9 million (19%) to $8.1 million, resulting in $0.33 in earnings per share.  Return on assets measured 0.61% and return on equity measured 4.7% during the quarter.  The Company also measures its profitability excluding non-operating expenses, which totaled $6.5 million during the quarter.  The return on assets measured 0.81% before these charges.  The Company’s long run goal is to exceed 1.00% for its operating return on assets, although this measure is expected to decrease in the near term until restructuring and branch acquisition and integration activities have been completed.

Due to the revenue impacts of lower earning assets, lower yields for most asset categories, and lower mortgage banking fees, at the beginning of the third quarter Berkshire initiated a restructuring process to reduce its operating expenses.  The restructuring process includes the recognition of non-operating charges, including severance costs and costs of vacating premises.  The Company recognized $5.2 million in expense related to these charges in the third quarter of 2013, and recorded a $1.5 million accrued liability related to the restructuring which was included with other liabilities in its statement of financial condition as of period-end.  The planned acquisition of New York branches early in 2014 is expected to be accretive to operating earnings and operating earnings per share.  This acquisition is also expected to result in approximately $5 million in after-tax merger related charges which are mostly expected to be recorded in the first quarter of 2014, with some charges being recorded in 2013.

Revenue.  Total net revenue has grown due to the benefit of business combinations and organic growth.  In recent quarters, revenue has benefited from higher purchased loan accretion and has been negatively impacted by the decrease in mortgage banking revenue.  The fourth quarter of 2012 was the first quarter with all acquired operations, including Beacon.  Annualized revenue per share decreased from $9.78 in that quarter to $9.32 in the most recent quarter, reflecting the impact of limited earning asset growth and lower asset yields in the ongoing low rate environment.

Net Interest Income.  Net interest income increased by $10.6 million (30%) in the third quarter and by $27.5 million (27%) in the first nine months of 2013 compared to 2012. Growth in net interest income has included the benefit of growth from business development as well as the business combinations.  Berkshire’s goal is to generate ongoing growth in net interest income, driven by market share gains in loan volume.  Together with accompanying growth in fee income, this is intended to produce growth in net income and profitability metrics.

Business combinations in the last two years have included the recording of credit related net discounts primarily on impaired and higher risk commercial loans.  Purchased loan accretion has been credited to net interest income based on expected loan lives, together with recoveries from the disposition of impaired loans.  Purchased loan accretion totaled $8.5 million and $15.7 million for the third quarter and first nine months of 2013.  Accretion in 2013 included recoveries totaling $4.8 million in the third quarter and $9.3 million for the first nine months of the year.  These recoveries are highly variable from quarter to quarter and depend on asset resolution strategies.  The high level of recoveries in 2013 resulted from the Company’s strong asset resolution focus, along with favorable market conditions in the market for higher risk assets in the previous several quarters.  The balance of accretable yield on impaired loans decreased from $8.2 million to $3.9 million during the first nine months of the year.  This balance is mostly expected to be recorded to net interest income over the next several quarters based on existing amortization schedules.

Excluding purchased loan accretion, net interest income decreased by $1.3 million (3%) from the last quarter of 2012 to the third quarter of 2013.  Average earning assets increased by 2% between these quarters, and the decrease in net interest income resulted from a tightening of the net interest margin before purchased loan accretion.  This reflected the gradual decline in asset yields in the ongoing low interest rate environment, together with a change in mix as more investment securities were purchased in the absence of qualifying loan demand and to protect the Company’s interest rate risk position.  The net interest margin was 3.93% in the third quarter and 3.76% in the first nine months of 2013.  Excluding purchased loan accretion, the margin was 3.21% in the most recent quarter.  This was decreased from 3.34% in the prior quarter and 3.39% in the fourth quarter of 2012 due to yield compression and the changing asset mix.

Non-Interest Income.   Nine month non-interest income increased by $6.1 million (17%) in 2013, compared to 2012.  This included the benefit of business development as well as business combinations.  Third quarter non-interest income decreased by $2.2 million (15%) due to a $3.9 million decrease in mortgage banking revenue. The decrease in mortgage banking revenue resulted from lower refinancing demand, tighter margins on secondary market activity, and higher retention of adjustable rate mortgages in the mortgage portfolio.  Mortgage banking revenue is recorded at the time of rate lock for loans held for sale to the secondary market.  The total volume of mortgage rate locks was $156 million in the most recent quarter compared to $280 million in the prior quarter.  Interest rate lock commitments on loans intended for sale decreased to $82 million from $215 million.  For these commitments, the gross gain on sale margin (including hedging results) declined to 2.21% from 2.36%, and the net gain on sale margin declined to 0.39% from 0.82%.  The Company is recruiting additional mortgage originations teams to pursue additional market share acquisition in its expanded franchise geography.

The third quarter ratio of deposit fees to average deposits improved to 0.47% in 2013 from 0.44% in the fourth quarter of 2012 due to the reduction of non-fee related balances in the second quarter of 2013.  Loan related fees in 2013 included gains on seasoned loan sales in the first half of the year.  Insurance revenues declined due to competitive factors in commercial and retail lines.  Wealth management revenue increased due to business origination as well as improved securities market prices.  Total wealth assets under management increased during 2013 by approximately 16% to $1.2 billion.  Securities gains in 2013 resulted from the realization of selected bank equity securities gains from the strong market appreciation in recent months.  Other non-interest revenue consists primarily of accrued income on bank owned life insurance policies.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end.  The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the allowance was included in the discussion of financial condition.  The provision in the first nine months of the year increased to $8.3 million in 2013, compared to $6.8 million in 2012.  The provision exceeded the level of net loan charge-offs, resulting in an increase in the total allowance for loan losses.

Non-Interest Expense.  Nine month total non-interest expense increased by $23.7 million (25%) in 2013 compared to 2012.  This increase was due to the impact of the 2012 business combinations, together with costs related to business development and expansion.  Non-interest expense included non-operating charges for merger and conversion related expenses in all periods, together with restructuring charges in the most recent quarter. Management does not view these charges as related to the ongoing operating activities of the Company.  Non-interest expense totaled $42.8 million in the most recent quarter, and was $35.8 million after non-operating expense of $6.5 million together with a related $0.5 million variable compensation adjustment.

Based on revenue trends, Berkshire initiated a restructuring project to reducing ongoing operating expense, including targeted staff reductions and the elimination of nine excess properties.  As a result, the Company estimated that it achieved a 4% reduction in operating expense in the third quarter, compared to the prior quarter.  Most categories of expense decreased from quarter to quarter.  Berkshire is targeting additional reductions in this measure in the fourth quarter.   Full time equivalent staff decreased by 6% to 948 from 1,012 at the start of the year.   Compensation expense did not fully reflect the declining run rate during the quarter, and this was offset by higher variable compensation related to increased business production and the increased prior period revenue recognition.

Additional restructuring initiatives may be identified and implemented to reduce embedded costs including costs related to facilities and contractual arrangements, and additional restructuring costs may be incurred in conjunction with such projects.  The Company plans to consolidate two branch offices in the fourth quarter, bringing total 2013 branch consolidations to five offices (7% of branches at start of the year).  Further consolidations are being considered for the coming year, based on opportunities for efficiencies in the integrated operations that Berkshire is achieving following its bank acquisitions.  The Company believes that its investment in new core systems and process re-engineering will facilitate its initiatives to benefit operating profitability in 2014 and beyond.  Additionally, the New York branch purchase is expected to further leverage recent investments in infrastructure and consolidate the Berkshire’s market position in central New York.

Income Tax Expense.  The effective income tax rate was 33% for the third quarter and 29% for the first nine months in both 2013 and 2012.  The tax rate for the year 2012 was 28% on income from continuing operations. The increase in rate from the year 2012 is primarily due to the higher level of pretax income and the lower proportionate benefit of tax advantaged income from investments and bank owned life insurance.  The nine month 2013 tax rate included a $0.9 million benefit from a reduction in the capital gains valuation allowance in the second quarter as a result of improved equity securities values

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed.  In the insurance segment, declining revenues which were previously discussed were partially offset with expense reductions.  Nine month net income decreased by 9% to $1.0 million.  The Parent’s income primarily reflected changes in the Bank’s income.  Dividends paid to the Parent by the Bank are recorded to the Parent’s net interest income.  The Parent’s interest in the Bank’s retained income is recorded in the Parent’s non-interest income.  The Bank’s dividends to the Parent increased in 2013 compared to 2012.  Most of the parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.  The amount of the benefit increased in 2013 due to additional recognition of tax benefits related to stock compensation.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income/(loss).  Total comprehensive income has not differed from net income by more than 15% in the third quarter and nine month periods of 2013 and 2012.  Other comprehensive income/(loss) has varied based on changes in interest rates as of the balance sheet dates primarily as they have affected the market value of securities available for sale and derivative hedges.  In most periods the income impacts for these two financial instrument classes have been in opposite directions, as fixed rate securities have lost value when rates rose while hedges that fixed borrowing costs have gained value in such instances.

Liquidity and Cash Flows.  For the first nine months of 2013, additional short term FHLBB borrowings were the primary source of funds.  Securities purchases and a reduction in deposits were the primary uses of funds. Reductions in cash and equivalents and in residential mortgages held for sale were also sources for these funding needs.  Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds.  In 2013, loan growth did not commence until the third quarter and in the second quarter deposits declined as Berkshire reduced certain higher cost commercial money market deposit balances along with non-relationship deposits acquired with Beacon.  Berkshire expects to evaluate further growth in the portfolio of investment securities and would expect to utilize additional short term borrowings to fund any such growth.  FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes.  The Company also uses interest rate swaps in managing its funds sources and uses.   At the end of the most recent quarter, the Company had approximately $510 million in borrowing availability with the Federal Home Loan Bank.  Based on its recently announced agreement to purchase $0.6 billion in deposits early in 2014, Berkshire plans to utilize these new funds in part to replace borrowings.  Additionally, excess funds from this purchase will initially be invested in investment securities and are expected to subsequently be blended in with other deposit sources, as well as to fund potential future loan growth.

Berkshire Hills Bancorp had a cash balance totaling $18 million as of September 30, 2013, which was on deposit with Berkshire Bank.  The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  The Parent also has a $10 million revolving line of credit provided by a correspondent bank.  In 2013, funds were used to pay off the balance on the line of credit, which was fully drawn down at year-end 2012.  Additionally, funds were used for treasury stock purchases.  The primary long run routine uses of funds by the parent include the payment of cash dividends on common stock and debt service.  In the first nine months of 2013, the Parent used $26 million in cash for dividends and common stock purchases.  During this period, it received $15 million in cash dividends from Berkshire Bank and $4 million in cash related to stock based compensation.  It also had an $8 million dividend receivable from the Bank that was received in October.  The Parent expects to fund any future treasury stock repurchases with dividends from subsidiaries and from capital markets activities.  Of note, the agreement to acquire New York branches is an agreement by Berkshire Bank and does not require the financial involvement of the Parent.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements.   At September 30, 2013, Berkshire Bank continued to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2012 Form 10-K.

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

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements is contained in the Company’s 2012 Form 10-K and information relating to payments due under contractual obligations is presented in the 2012 Form 10-K.  Information about derivative financial instruments and hedging activities is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.  There were no significant changes in off-balance sheet arrangements and contractual obligations during the first nine months of 2013.  In July 2013, Berkshire Bank entered into an agreement to acquire 20 branches with $0.6 billion in deposits in New York, which transaction is expected to be completed in early 2014.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at September 30, 2013 compared to December 31, 2012.  The net excess of fair value over carrying value of financial assets and financial liabilities declined to $28 million from $44 million during the nine month period due to the steepening of the yield curve, which resulted in a decrease in the premium value of fixed rate loans.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk during the first nine months of the year 2013.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2012.  As discussed in Item 2, Berkshire has a targeted position to maintain an asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.  The Company measures this sensitivity primarily by evaluating the impact of ramped interest rate changes in the 12 month and 24 month time horizons.

As  previously noted, securities and loan durations have lengthened in 2013 due to slower prepayment speeds and a change in mix.  Funding sources have become more rate sensitive due to the increased use of short term borrowings.  The Company has added forward starting interest rate swaps to partially offset these changes.  The net impact of these events has been to reduce the Company’s estimated asset sensitivity so that it is approximately neutral.  The planned deposit acquisition early in 2014 is expected to reduce the rate sensitivity of funds sources.  The Company’s measurement of its interest rate sensitivity significantly depends on the expected behavior of its deposit costs in an upward rate environment.  The assumptions used by the Company and listed in the 10-K are viewed as conservative and result in approximately an 80 basis point upward move in deposit costs at the end of two years in the Company’s model of a 200 basis point upward shift in interest rates, as of September 30, 2013.  Please see the additional discussion in Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2012 regarding the Company’s asset liability management strategies in the current and anticipated interest rate environment.  In addition to its traditional market risk measures, the Company also evaluates the impact of interest rate changes on mortgage banking revenue and considers these impacts in managing its balance sheet strategies.

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

PART II

ITEM 1.                LEGAL PROCEEDINGS

As of September 30, 2013, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

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

During the first nine months of 2013, the Company completed the systems conversion related to the operations acquired from Beacon Federal.  The Company recruited a new commercial banking team in Eastern Massachusetts, new commercial banking leadership in Central New York, and a new commercial leasing team in Hartford.  The Company has ongoing projects and processes related to its organization, operating methods, and integration of its newly acquired operations, newly recruited teams, and recently installed systems, including restructuring activities reported in the most recent quarter.  The Company entered into Resignation and Noncompetition Agreements with its EVP — Chief Financial Officer and its EVP — Commercial Banking. The SVP — Chief Credit Officer was promoted to EVP — Commercial Banking; the EVP — Chief Risk Officer was given the additional title of Chief Administrative Officer, and the SVP — New York Commercial Leader was promoted to Chief Credit Officer. The Company entered into an agreement to acquire 20 branches with $0,6 billion in deposits in Central and Eastern New York.  This acquisition is targeted for completion early in 2014, subject to customary closing conditions.  The Company provided guidance for lower future operating earnings and a continued focus on restructuring initiatives intended to reduce operating expenses.

Additional risk factors which have been identified subsequent to the filing of the 2012 Form 10-K include:

The Pending Acquisition of New York Branches Could Impact Stock Price and Future Business and Financial Results

The acquisition is subject to customary closing conditions and involves risks, including those related to systems integration, product conversion, staff orientation, and customer retention.  The acquisition is expected to contribute positively to the Company’s earnings, but actual results could be below expectation if the acquisition is not achieved according to the Company’s plan.  Negative reactions may be experienced from the financial markets and from customers and employees. Litigation related to any failure to complete the acquisition according to the terms of the agreement with the seller is also possible.

New Federal Bank Capital Rules May Affect the Company’s Future Condition and Performance

In July 2013, the Office of the Comptroller of the Currency (“OCC”), Board of Governors of the Federal Reserve System (“FRB”), and the Federal Deposit Insurance Corporation (“FDIC”) announced the adoption of new rules that revise and replace the agencies’ capital rules as these federal agencies move forward with implementing capital requirements in response to agreements reached by the Basel Committee on Banking Supervision (“Basel

III”).  The Company is assessing the potential impact of these rules, including the impact on capital sources and capital returns.

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

Recent Organization Changes May Affect Operating Results

The Company has recently announced organizational changes intended to improve operating efficiencies and the effectiveness of customer solicitation and servicing processes.    There have been changes in certain executive and senior management officers, and the Company is currently recruiting for a chief financial officer.    The restructuring program to reduce operating costs may affect revenue growth and staff retention and is expected to result in additional restructuring charges.

The Company Anticipates That It Will Exceed Certain Massachusetts Depositors Insurance Size Thresholds, which May Result In Changes to the Company and the Bank’s Operations.

Due to ongoing growth, the Company anticipates that it will exceed certain Massachusetts Depositors Insurance Fund size thresholds and is evaluating its alternatives. Should Berkshire Bank determine to withdraw from participation in the Depositors Insurance Fund, the Bank would be required, under Massachusetts law, to convert from a Massachusetts savings bank to a Massachusetts trust company and, under federal law, the Company would be required to convert from a savings and loan holding company to a bank holding company. Such a charter conversion and holding company change would affect the overall powers and obligations of the Company and the Bank. The Bank is considering available alternatives to a charter conversion. None of these issues would affect the Bank’s federal deposit insurance coverage by the FDIC.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                 No Company unregistered securities were sold during the quarter ended September 30, 2013.

(b)                 Not applicable.

(c)                  The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2013.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2013(1)	6,361	$28.01	—	249,413
August 1-31, 2013	102,400	26.30	102,400	147,013
September 1-30, 2013	28,900	24.88	28,900	118,113
Total	137,661

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (3)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
10.2	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (5)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (6)
10.4	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (7)
10.5	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (7)
10.6	Non-Competition and Consulting Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and J. Williar Dunlaevy, dated as of April 6, 2011 (8)
10.7	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (9)
10.8	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M. Marotta (10)
10.9	Endorsement Agreement by and among Berkshire Hills Bancorp, Inc. and Geno Auriemma dated as of May 14, 2012 (11)
10.10	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (12)
10.11	Resignation and Non-Competition Agreement and Full and Final Release of Claims between Berkshire Bank and Kevin P. Riley (13)
10.12	Purchase and Assumption Agreement between Bank of America, National Association, and Berkshire Bank dated as of July 23, 2013 (14)
10.13	Separation and Non-Competition Agreement and Full and Final Release of Claims between Berkshire Bank and Patrick J. Sullivan (14)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32	Certifications pursuant to 18 U.S.C. 1350
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Statements of Condition as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013and 2012; and (vi) Notes to Consolidated Financial Statements.

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

BERKSHIRE HILLS BANCORP, INC.

Dated: November 12, 2013	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: November 12, 2013	By:	/s/ Josephine Iannelli
Josephine Iannelli
Senior Vice President, Chief Accounting Officer