Form 10-K
period 2013-12-31
BERKSHIRE HILLS BANCORP INC
filed 2014-03-17
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $681 million, based upon the closing price of $27.76 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 11, 2014 was 25,105,136.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company profiles itself as follows (office count includes NY branches acquired in January 2014):

Berkshire’s common shares are listed on the New York Stock Exchange under the trading symbol “BHLB.”  At year-end 2013, Berkshire’s closing stock price was $27.27 and there were 25.036 million shares outstanding.  Berkshire is a regional bank and financial services company providing the service capabilities of a larger institution and the focus and responsiveness of a local partner to its communities.  The Company seeks to distinguish itself based on the following attributes:

•                  Strong financial condition

•                  Diversified revenue drivers

•                  Established footprint in attractive markets

•                  Experienced leadership team

•                  AMEB culture

•                  Well positioned for growth

•                  Focused on long-term profitability goals and shareholder value

The Bank has 92 full-service banking offices in its New England and upstate New York footprint, which extends along Interstate 90 from Boston to Syracuse, and along Interstate 91 from Hartford into Vermont.  The Bank also has commercial and retail lending offices located in Eastern Massachusetts.  The Bank’s operations include those acquired as a result of four bank mergers in 2011 - 2012:

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

The Bank acquired 20 branches in Central New York from Bank of America on January 17, 2014, with total deposits of approximately $440 million at the date of acquisition.

The Bank serves the following regions:

•                  Western New England, with 31 banking offices, including the Company’s headquarters in Pittsfield, MA.  This region includes Berkshire County, MA, which is the Company’s traditional market, where it has a leading market share in many of its product lines.  This region also includes Southern Vermont, and many of the region’s branches are in communities close to Route 7, which runs north/south through the valleys to the west of the Berkshire Hills and Green Mountains.  This region is within commuting range of both Albany, New York and Springfield, Massachusetts and is known throughout the world as a tourist and recreational destination area, with vacation and second home traffic from Boston and New York City.  The Pittsfield 2012 MSA GDP totaled $5 billion.  At year-end 2013, the Company had approximately $1.0 billion in loans and $1.5 billion in deposits in its Western New England Market.

•                  New York, with 39 banking offices serving the Albany Capital District and Central New York.  Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment.  The Company’s presence in this area is largely due to its de novo branch expansion which began in 2005.  The Company’s Central New York area includes operations in the Rome/Utica MSA, which were acquired with the Rome merger, together with operations in the Syracuse MSA, which were acquired with the Beacon merger.  The 2014 branch acquisition is also primarily located in this market.  The Albany/Schenectady 2012 MSA GDP was $42 billion, and the Rome/Utica/Syracuse total 2012 MSA GDP was $38 billion.  At year-end 2013, Berkshire had approximately $1.4 billion in loans and $1.2 billion in deposits in the New York region.  The New York branch purchase in January 2014 contributed an additional $440 million in deposit balances.

•                  Hartford/Springfield, with 20 banking offices serving the market along the Connecticut River in this region, which is the second largest economic area in New England.  The Bank’s operations here include operations acquired with the CBT merger in 2012.  This region is centrally located between Boston and New York City at the crossroads of Interstate 91, which traverses the length of New England and Interstate 90, which traverses the width of Massachusetts.  This region also has easy access to Bradley International Airport, which is a major airport serving central New England.  The Hartford/Springfield combined 2012 MSA GDP was $105 billion.  At year-end 2013, Berkshire had approximately $0.7 billion in loans and $0.9 billion in deposits in this region.

•                  Eastern Massachusetts, with several lending offices and one branch office located in towns west and north of Boston.  Eastern Massachusetts is the largest economic area in New England, and the Company’s banking operations extend from Worcester within the commuting and commerce area of Boston, east to Boston and its suburbs.  The Bank’s Asset Based Lending Group is headquartered in this region, and serves middle market businesses throughout the Company’s footprint.  At year-end 2013, including certain administrative balances, Berkshire had approximately $1.1 billion in loans and $0.2 billion in deposits in this region.

These regions are viewed as having favorable demographics and provide an attractive regional niche for the Bank to distinguish itself from larger national and super-regional banks, and from smaller community banks, while serving its market area.  The Bank is the only locally headquartered regional bank serving this footprint.  The Company views its footprint as comparatively stable, with modest economic growth prospects in rural areas and higher growth prospects in more developed areas.  The strongest growth is expected to be in Eastern Massachusetts and the New York Capital District.  The Company views itself as positioned to take advantage of the best growth opportunities as they develop across its geography. The Company’s regions have competitive economic strengths in precision manufacturing, distribution, technology, health care, and education which are expected to continue to support above average personal incomes and wealth.  As a result of its growth, the Company has increased and diversified its revenues both geographically and by product type and this has improved its flexibility in pursuing growth opportunities as they arise.  The Company believes it has attractive long term growth prospects because of the Bank’s positioning as one of the leading regional banks in its markets with the ability to serve retail and commercial customers with a strong product set and responsive local management.  The Company also has a goal to deepen its wallet share as a result of its focused cross sales program across its various business lines including insurance and wealth management.

In addition to business acquisitions, Berkshire’s expansion has been based on team and talent recruitment.  In 2013, this included the recruitment of a commercial banking team in Eastern Massachusetts as well as commercial bankers in the Syracuse and Hartford markets, a middle market leasing team, new small business banking leadership and regional expansion of the mortgage banking team.  Shortly after year-end, the Company announced the recruitment of a new commercial market leader for its New York Region.

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

The Company offers a wide range of deposit, lending, insurance, and wealth management products to retail, commercial, not-for-profit, and municipal customers in its market areas.  The Company’s product offerings also include retail and commercial electronic banking, commercial cash management, and commercial interest rate swaps.  The Company stresses a culture of teamwork and performance excellence to produce customer satisfaction to support its strategic growth and profitability.  The Company utilizes Six Sigma tools to improve operational effectiveness and efficiency.  The Company converted its core banking systems to a new scalable technology platform in 2012, with goals to enhance service, efficiency, reliability, customer relationship management, distribution channels, product quality, and revenue generation.  The systems provide deeper and more granular customer and operational data that Berkshire is mining in order to better inform its strategic direction and business execution.  Berkshire has also expanded its mobile banking and remote capture offerings and utilizes its internet website and online banking tools to extend the convenience that it offers to customers.

The Company has recruited executives with experience in regional bank management and has augmented its management team as it has expanded into a diversified regional financial services provider. In 2013, Berkshire expanded the responsibilities of its Executive Vice President/Chief Risk Officer to also include the newly created position of Chief Administrative Officer.  Through internal promotions, the Company named a new Executive Vice President/Commercial Banking, a new Senior Vice President/Chief Credit Officer, and a new Senior Vice President/Information Technology.  The Company also recruited a new Senior Vice President/Principal Accounting Officer who was promoted to Executive Vice President/Chief Financial Officer shortly after year-end.  Additionally, early in 2014 the Company recruited a new Senior Vice President/Treasurer.

COMPANY WEBSITE AND AVAILABILITY OF SECURITIES AND EXCHANGE COMMISSION FILINGS

Information regarding the Company is available through the Investor Relations tab at berkshirebank.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are

available free of charge at sec.gov and at berkshirebank.com under the Investor Relations tab.  Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.

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

LENDING ACTIVITIES

General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies and governmental budgetary matters.  Most of the Bank’s loans are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets.  Loan portfolios acquired in business combinations include national commercial real estate loans acquired with Legacy and Tennessee commercial loans acquired with Beacon.  The Company is reducing these acquired portfolios.  The Bank does not engage in subprime lending activities. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases.  In 2012, the Bank acquired residential mortgage banking operations in Eastern Massachusetts which primarily originate residential mortgages for sale.  Excluding mortgage banking operations, the Bank retains most of the loans it originates, although the Bank generally sells its longer-term, fixed-rate, one to four-family residential loans and sometimes buys and sells participations in some commercial loans.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.  Further information about the composition of the loan portfolio is contained in the Loans footnote in the consolidated financial statements.

Item 1 - Table 1 - Loan Portfolio Analysis

	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(In millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Residential mortgages	$1,384.3	33%	$1,324.3	33%	$1,020.4	34%	$645.0	30%	$609.0	31%

Commercial mortgages	1,417.1	34	1,413.5	35	1,156.2	39	925.6	43	851.8	43
Commercial business	687.3	16	600.1	15	410.3	14	286.1	13	186.0	10
Total commercial loans	2,104.4	50	2,013.6	50	1,566.5	53	1,211.7	56	1,037.8	53

Consumer	691.8	17	650.7	17	369.6	13	285.5	14	314.8	16
Total loans	$4,180.5	100%	$3,988.6	100%	$2,956.5	100%	$2,142.2	100%	$1,961.6	100%

Allowance for loan losses	(33.3)		(33.2)		(32.4)		(31.9)		(31.8)
Net loans	$4,147.2		$3,955.4		$2,924.1		$2,110.3		$1,929.8

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

The Bank offers adjustable rate (“ARM”) mortgages which do not contain interest-only or negative amortization features.  After an initial term of six months to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities.  ARM loan interest rates may rise as interest rates rise, thereby increasing the potential for default.  At year-end 2013, the Bank’s adjustable rate mortgage portfolio totaled $401 million.  The Bank also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide fifteen-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.

Commercial Mortgages. The Bank originates commercial mortgages on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities. This portfolio also includes commercial 1-4 family and multifamily properties. Loans may generally be made with amortizations of up to 25 years and with interest rates that adjust periodically (primarily from short-term to five years).  Most commercial mortgages are originated with final maturities of ten years or less.  The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times. Loans at origination may be made up to 80% of appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history. As part of its business activities, the Bank also enters into commercial loan participations with regional banks and purchases and sells commercial loans in its footprint.

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

The Bank originates construction loans to builders and commercial borrowers in and around its markets.  Construction loans finance the acquisition and/or improvement of commercial and residential properties.  The maximum loan to value limits for construction loans follow FDIC supervisory limits, up to a maximum of 80%.  The Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements.  Construction loans include land acquisition loans up to a maximum 65% loan to value on raw land.  Construction loans may have greater credit risk than permanent loans.  In many cases, the loan’s repayment is dependent on the completion of construction and other real estate improvements, which entails risk that construction permits may be delayed or may not be received, or that there may be delays or cost overruns during construction.  Repayment is also often dependent on the sale or rental of the improved property, which depends on market conditions and the availability of permanent financing.  Developers and contractors may also encounter liquidity risks or other risks related to other projects which are not being financed.

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

The Bank’s commercial lending team in Central/Eastern Massachusetts serves the commercial middle market with expertise in health care and education financing.  Additionally, the Bank has reorganized its small business lending function to expand this important business financing capability and includes the retail division in the origination of conforming small business loans in order to provide the best service to community based small businesses.

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

Consumer Loans.  The Bank’s consumer loans consist principally of home equity lines of credit, together with second mortgage loans and automobile loans.  The Bank’s home equity lines of credit are typically secured by first or second mortgages on borrowers’ residences. Home equity lines have an initial revolving period up to fifteen years, followed by an amortizing term up to twenty years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed-rate second mortgages with terms up to fifteen years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined.  The maximum combined loan-to-value is 80%.  Home equity line credit risks are similar to those of adjustable-rate first mortgages, although these loans may be more sensitive to losses when interest rates are rising due to increased sensitivity to rate changes.  Additionally, there may be possible compression of collateral coverage on second lien home equity lines. The Bank also includes all other consumer loans in this portfolio total, including personal secured and unsecured loans and overdraft protection facilities.  The direct and indirect automobile loan portfolios are growing. For new automobiles, the amount financed could be up to 100% of the value of the vehicle, plus applicable taxes and dealer charges (i.e., warranty and insurance charges). For used automobiles, the amount of the loan was limited to the “loan value” of the vehicle, as established by industry guides.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2013. The contractual maturities do not reflect premiums, discounts, deferred costs, and prepayments.

Item 1 - Table 2 - Loan Contractual Maturity -Scheduled Loan Amortizations are not included in the maturities presented.

Contractual Maturity	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Construction mortgage loans:
Residential	$5,773	$17,397	$—	$23,170
Commercial	39,514	99,503	—	139,017
Commercial business loans	207,164	356,694	123,435	687,293
Total	$252,451	$473,594	$123,435	$849,480

For the $597 million of loans above which mature in more than one year, $105 million of these loans are fixed-rate and $492 million are variable rate.

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

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management Committee.  Loans outstanding to the ten largest relationships averaged $26 million each, or 5.3% of total risk based capital.  Total year-end commercial construction loans outstanding were 29% of the Bank’s risk based capital at year-end. The Bank’s portfolio management objective has been to reduce these concentrations.  The FDIC has established monitoring guidelines of 100% for this ratio. Above these guidelines, additional monitoring and risk management controls are required.

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

Real estate acquired by the Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed.  Interest income that would have been recorded for 2013 if nonaccruing loans had been current according to their original terms, amounted to $1.3 million.  Included in the amount is $34 thousand related to troubled debt restructurings.  The amount of interest income on those loans that was recognized in net income in 2013 was $0.7 million.  Included in this amount is $101 thousand related to troubled debt restructurings.  Interest income on accruing troubled debt restructurings totaled $0.4 million for 2013.  The total carrying value of troubled debt restructurings was $10.8 million at year-end.

The following table sets forth additional information on year-end problem assets and accruing troubled debt restructurings (“TDR”).  Due to accounting standards for business combinations, non-accrual loans of acquired banks are recorded as accruing on the acquisition date.  Therefore, measures related to accruing and non-accruing loans reflect these standards and may not be comparable to prior periods.

Item 1 - Table 3 - Problem Assets and Accruing TDR

(In thousands)	2013	2012	2011	2010	2009

Non-accruing loans:
Residential mortgages	$7,868	$7,466	$7,010	$2,173	$3,304
Commercial mortgages	13,739	12,617	14,280	9,488	31,917
Commercial business	2,355	3,681	990	1,305	3,115
Consumer	3,493	1,748	1,954	746	364
Total non-performing loans	27,455	25,512	24,234	13,712	38,700
Real estate owned	2,758	1,929	1,900	3,386	30
Total non-performing assets	$30,213	$27,441	$26,134	$17,098	$38,730

Troubled debt restructurings (accruing)	$8,344	$3,641	$1,263	$7,829	$17,818
Accruing loans 90+ days past due	$9,223	$18,977	$10,184	$1,054	$91

Total non-performing loans/total loans	0.66%	0.64%	0.82%	0.64%	1.97%
Total non-performing assets/total assets	0.53%	0.52%	0.65%	0.59%	1.43%

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

Allowance for Loan Losses. The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements.  The allowance includes a specific component for impaired loans (a “specific loan loss reserve”) and a general component for portfolios of all outstanding loans (a “general loan loss reserve”).  At the time of acquisition, no allowance for loan losses is assigned to loans acquired in business combinations.  These loans are carried at fair value, including the impact of expected losses, as of the acquisition date.  An allowance on such loans is established subsequent to the acquisition date through the provision for loan losses based on an analysis of factors including environmental factors.  The loan loss allowance is discussed further in the Note about Significant Accounting Policies in the consolidated financial statements.

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

The following table presents an analysis of the allowance for loan losses for the years indicated.

Item 1 - Table 4 - Allowance for Loan Loss

(In thousands)	2013	2012	2011	2010	2009

Balance at beginning of year	$33,208	$32,444	$31,898	$31,816	$22,908
Charged-off loans:
Residential mortgages	2,426	2,647	1,322	409	2,016
Commercial mortgages	5,026	4,229	4,046	6,403	27,596
Commercial business	2,917	697	1,443	2,685	5,945
Consumer	2,467	1,877	885	1,188	3,586
Total charged-off loans	12,836	9,450	7,696	10,685	39,143

Recoveries on charged-off loans:
Residential mortgages	399	103	231	213	—
Commercial mortgages	549	52	189	794	22
Commercial business	211	96	109	1,094	64
Consumer	414	373	150	140	235
Total recoveries	1,573	624	679	2,241	321

Net loans charged-off	11,263	8,826	7,017	8,444	38,822
Allowance attributed to loans acquired by merger	—	—	—	—	—
Provision for loan losses	11,378	9,590	7,563	8,526	47,730
Transfer of commitment reserve	—	—	—	—	—
Balance at end of year	$33,323	$33,208	$32,444	$31,898	$31,816

Ratios:

Net charge-offs/average loans	0.29%	0.26%	0.27%	0.42%	1.96%
Recoveries/charged-off loans	12.25	6.60	8.82	20.97	0.82
Net loans charged-off/allowance for loan losses	33.80	26.58	21.63	26.47	109.81
Allowance for loan losses/total loans	0.80	0.83	1.10	1.49	1.62
Allowance for loan losses/non-accruing loans	121.37	130.17	133.88	232.63	82.21

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

Item 1 - Table 5A - Allocation of Allowance for Loan Loss by Category

	2013		2012		2011		2010		2009
		Percent of		Percent of		Percent of		Percent of		Percent of
		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each
(Dollars in thousands)	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category

Residential mortgages	$7,562	0.55%	$6,444	0.49%	$3,420	0.34%	$3,200	0.50%	$3,169	0.52%
Commercial mortgages	16,112	1.13	19,275	1.36	22,176	1.92	19,923	2.15	19,659	2.31
Commercial business	5,770	0.85	5,707	0.95	4,566	1.11	6,498	2.27	6,099	3.28
Consumer	3,879	0.56	1,782	0.27	2,282	0.62	2,277	0.80	2,889	0.92

Total	$33,323	0.80%	$33,208	0.83%	$32,444	1.10%	$31,898	1.49%	$31,816	1.62%

Item 1 - Table 5B - Allocation of Allowance for Loan Loss

	2013		2012		2011		2010		2009
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
(Dollars in thousands)	Allocated	to Total Loans	Allocated	to Total Loans	Allocated	to Total Loans	Allocated	to Total Loans	Allocated	to Total Loans

Residential mortgages	$7,562	33.11%	$6,444	33.20%	$3,420	34.51%	$3,200	30.11%	$3,169	31.05%
Commercial mortgages	16,112	41.26	19,275	35.44	22,176	39.11	19,923	43.21	19,659	43.42
Commercial business	5,770	9.08	5,707	15.05	4,566	13.88	6,498	13.35	6,099	9.48
Consumer	3,879	16.55	1,782	16.31	2,282	12.50	2,277	13.33	2,889	16.05

Total	$33,323	100.00%	$33,208	100.00%	$32,444	100.00%	$31,898	100.00%	$31,816	100.00%

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

The Company has historically maintained a high-quality portfolio of limited duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations.  Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae or Freddie Mac, and they generally have an average duration of three to five years.  They principally consist of collateralized mortgage obligations (generally consisting of planned amortization class bonds).  Other than securities issued by the above agencies, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2013.  The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers.  Nearly all of the Company’s available for sale municipal securities are investment grade rated and most of the portfolio carries credit enhancement protection.  The Company also invests in equity securities of local financial institutions for a variety of reasons, particularly if it concludes the financial institution is undervalued or if the Company might consider partnering with the financial institution in the future.  The Company owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on its operating relationship with the FHLBB.  The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Bank did not record any material losses or write-downs of investment securities during the year and none of the Company’s investment securities were other-than-temporarily impaired at year-end.

The following tables present the amortized cost and fair value of the Company’s securities, by type of security, for the years indicated.

Item 1 - Table 6A - Amortized Cost and Fair Value of Securities

	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
Municipal bonds and obligations	$77,852	$77,671	$79,498	$84,757	$73,436	$77,854
Mortgage-backed securities	610,326	601,429	318,245	321,685	289,084	292,707
Other bonds and obligations	61,123	58,975	35,241	34,436	30,702	28,186
Marketable equity securities	20,041	21,973	22,467	25,291	20,236	21,009

Total securities available for sale	$769,342	$760,048	$455,451	$466,169	$413,458	$419,756

Securities held to maturity
Municipal bonds and obligations	$4,244	$4,244	$8,295	$8,295	$10,349	$10,349
Mortgage-backed securities	73	75	76	83	79	83
Tax advantaged economic development bonds	40,260	41,101	41,678	43,137	47,869	49,348
Other bonds and obligations	344	344	975	975	615	615

Total securities held to maturity	$44,921	$45,764	$51,024	$52,490	$58,912	$60,395

Trading account security	$13,096	$14,840	$13,610	$16,893	$14,096	$17,395

Restricted equity securities	$50,282	$50,282	$39,785	$39,785	$37,118	$37,118

Item 1 - Table 6B - Amortized Cost and Fair Value of Securities

	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasuries,other Government agencies and corporations	$630,442	$623,478	$340,789	$347,058	$309,399	$313,799
Municipal bonds and obligations	135,451	137,855	143,080	153,082	145,750	154,946
Other bonds and obligations	111,749	109,601	76,001	75,197	68,435	65,919

Total Securites	$877,642	$870,934	$559,870	$575,337	$523,584	$534,664

The schedule includes available-for-sale and held-to-maturity securities as well as the trading security and restricted equity securities.

The following table summarizes year-end 2013 amortized cost, weighted average yields and contractual maturities of debt securities. A significant portion of the mortgage-based securities are planned amortization class bonds.  Their expected durations are 3-5 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages.  Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization.

Item 1 - Table 7 - Weighted Average Yield

			More than One		More than Five Years
	One Year or Less		Year to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(In millions)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Municipal bonds and obligations	$1.1	1.69%	$4.5	4.92%	$18.9	6.30%	$57.6	5.66%	$82.1	5.71%
Mortgage-backed securities	0.0	6.04	11.3	3.19	10.5	2.02	588.6	2.18	610.4	2.20
Other bonds and obligations	3.0	5.22	6.1	3.14	62.3	4.30	30.3	5.01	101.7	4.47
Total	$4.1	4.26%	$21.9	3.53%	$91.7	4.45%	$676.5	2.60%	$794.2	2.85%

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

Item 1 - Table 8 - Average Balance and Weighted Average Rates for Deposits

	2013			2012			2011
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(In millions)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$655.7	17%	—%	$529.0	15%	—%	$377.9	14%	—%
NOW	355.2	9	0.1	304.1	9	0.2	244.2	9	0.4
Money market	1,389.2	35	0.9	1,189.1	34	0.4	833.3	31	0.7
Savings	442.2	11	0.1	390.8	11	0.1	369.6	13	0.2
Time	1,085.8	28	1.2	1,056.0	31	1.6	902.6	33	1.8
Total	$3,928.1	100%	0.5%	$3,469.0	100%	0.6%	$2,727.6	100%	0.9%

At year-end 2013, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

Item 1 - Table 9 - Maturity of Deposits > $100,000

		Weighted
		Average
Maturity Period	Amount	Rate
(In thousands)
Three months or less	$74,379	1.49%
Over 3 months through 6 months	66,935	1.04
Over 6 months through 12 months	88,193	1.03
Over 12 months	281,239	1.48
Total	$510,746	1.34%

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swap instruments for its own account to fix the interest rate on some of its borrowings, most of which are designated as cash flow hedges.  The Company also offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Company backs these swaps with offsetting swaps with national bank counterparties.  These swaps are designated as economic hedges.  Additionally the Company’s mortgage banking activities also result in derivatives.  Interest rate lock commitments are provided on applications for residential mortgages intended for resale and are accounted for as non-hedging derivatives.  The Company arranges offsetting forward sales commitments for most of these rate-locks with national bank counterparties, which are designated as economic hedges.

The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the Risk Management Committee.  Derivative financial instruments with counterparties which are not customers are limited to a select number of national financial institutions.  Collateral may be required based on financial condition tests.  The Company works with third-party firms which assist in marketing derivative transactions, executing transactions, and providing information for bookkeeping and accounting purposes.

At year-end 2013, the Company held derivative financial instruments with a total notional amount of $905 million, including cash flow hedges consisting of interest rate swaps on Federal Home Loan Bank borrowings totaling $410 million.  In conjunction with the New York branch acquisition, the Company terminated these cash flow hedges in the first quarter of 2014, and recorded an after-tax charge of approximately $5.1 million which had no significant effect on stockholders’ equity since the after-tax unrealized loss on these hedges was already recorded in other comprehensive income in stockholders’ equity.  Also during the first quarter of 2014, the Company entered into $300 million of new cash flow hedges based on an analysis of its current interest rate sensitivity.

WEALTH MANAGEMENT SERVICES

The Company’s Wealth Management Group provides consultative investment management and trust relationships to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team.   In 2012, the Wealth Management business line expanded with the integration of the Renaissance Investment Group in the Legacy merger.  At year-end 2013, assets under management totaled $1.3 billion (including custodial and investment accounts).  Wealth Management services include investment management, trust administration, estate planning, and private banking.  The Bank also provides a full line of investment products, financial planning, and brokerage services utilizing Commonwealth Financial Network as the broker/dealer.  The Group’s principal operations are in Western New England and it is expanding its services in the Company’s other regions.

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

PERSONNEL

At year-end 2013, the Company had 939 full time equivalent employees.  Total employees decreased from 1,012 at the start of the year due to merger integration and restructuring initiatives.  Berkshire continues to develop its staffing, including staff for new branches and hires related to team development.  The Company has also developed staff with targeted skills to deepen the Company’s infrastructure.  The Company’s employees are not represented by a collective bargaining unit.

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

REGULATION AND SUPERVISION

General

The Company is a Delaware corporation and savings and loan holding company registered with the Federal Reserve Board. The Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions or branches of other institutions. The Commissioner and the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the Massachusetts legislature, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the Company, the Bank and their operations.

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes in the regulation of insured depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision (“OTS”), the previous federal regulator of the Company, was eliminated. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as the Company, was transferred to the Federal Reserve Board, which also supervises bank holding companies. The transfer took place as of July 21, 2011.

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

In addition, the Dodd-Frank Act directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies such as the Company, mandated regulations requiring originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.

The Consumer Financial Protection Bureau has finalized the rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules were effective January 10, 2014.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. The regulatory process is ongoing and the impact on operations cannot yet be fully assessed. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company and the Bank.

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

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered depository institution, the Bank is subject to supervision, regulation and examination by the Commissioner and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Commissioner is required for a

Massachusetts-chartered institution to establish or close branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts institutions to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends. A Massachusetts stock institution may declare cash dividends from net profits not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the institution’s capital stock is impaired. The approval of the Commissioner is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to an institution may not exceed 20.0% of the total of the institution’s capital, which is defined under Massachusetts law as the sum of the institution’s capital stock, surplus account and undivided profits.

Loans to a Bank’s Insiders. Massachusetts banking laws prohibit any executive officer, director or trustee from borrowing from or otherwise becoming indebted to, their institution, except for any of the following loans or extensions of credit: (i) loans or extensions of credit, secured or unsecured, to an officer of the institution in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the institution in an amount permissible under the institution’s loan to one borrower limit.

The loans described above require approval of the majority of the members of the institution’s Board of Directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the institution.

Investment Activities. In general, Massachusetts-chartered institutions may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits.  Massachusetts-chartered institutions may also invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Commissioner that such monies will be used for further development within the Commonwealth.  However, these powers are constrained by federal law.

Regulatory Enforcement Authority. Any Massachusetts-chartered institution that does not operate in accordance with the regulations, policies and directives of the Commissioner may be sanctioned for non-compliance, including seizure of the property and business of the institution and suspension or revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the institution’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a institution has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the institution concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

The DIF has recently advised the Bank that its excess deposits covered by the DIF have grown to a size at which DIF policy requires that the Bank either secure a substantial reinsurance policy, with the DIF as loss payee, or withdraw from the DIF.  The Bank is evaluating its options and may withdraw from the DIF.  The withdrawal from the DIF would not affect the Bank’s federal deposit insurance.  Under Massachusetts law, withdrawal from the DIF will require the Bank to convert from a Massachusetts savings bank to a Massachusetts trust company charter.  The Company believes that the powers of a Massachusetts trust company and a Massachusetts savings bank are generally similar.  The charter conversion would have some regulatory consequences for the Bank, such as the loss of grandfathered authority under federal law to invest in certain equity securities (although the Company itself can continue to make such investments).  On balance, however, the Company does not believe that the Bank’s change in charter, should it occur, will have a material impact on its business.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets); sets the leverage ratio at a uniform 4% of total assets;  increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) ; and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

As a savings and loan holding company, the Company is not currently subject to any separate regulatory capital requirements, although that will change as of January 1, 2015, as is described in a subsequent section. The Bank’s regulatory capital is included in the Stockholders’ Equity note of the Company’s financial statements in Item 8 of this report. At year-end 2013, the Bank met each of its capital requirements.

Interstate Banking and Branching. Federal law permits an institution, such as the Bank, to acquire another institution by merger in a state other than Massachusetts unless the other state has opted out.  Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state chartered banks to establish branches within its borders. The Bank operates branches in New York, Vermont, Connecticut and Tennessee, as well as Massachusetts. At its interstate branches, the Bank may conduct any activity authorized under Massachusetts law that is permissible either for an institution chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks, the Vermont Commissioner of Banking and Insurance, the Connecticut Commissioner of Banking and the Tennessee Commissioner of Financial Institution may exercise certain regulatory authority over the Bank’s branches in their respective states.

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

At December 31, 2013, the Bank met the criteria for being considered “well-capitalized” as defined in the prompt corrective action regulations.

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions to the prompt corrective action framework, effective January 1, 2015.  Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:”  (1) a common equity Tier 1 risk-based capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8% (increased from 6%); (3) a total risk-based capital ratio of at least 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% or greater (unchanged).

Transactions with Affiliates. Transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of an institution and any companies which are controlled by such parent holding company are affiliates of the institution. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage in “covered transactions,” such as loans, with any one affiliate to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. Loans to affiliates and certain other specified transactions must comply with specified collateralization requirements. Section 23B requires that transactions with affiliates be on terms that are no less favorable to the institution or its subsidiary as similar transactions with non-affiliates.

Further, federal law restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the institution’s employees and does not give preference to the insider over the employees. Federal law places additional limitations on loans to executive officers.

Enforcement. The FDIC has extensive enforcement authority over insured institutions, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured institution under certain circumstances.

Insurance of Deposit Accounts. The Bank’s deposit accounts are insured by the deposit insurance fund of the FDIC up to applicable limits.  The FDIC insures deposits up to the standard maximum deposit insurance amount (“SMDIA”) of $250,000.  The deposit insurance limit was increased in response to the Dodd-Frank Act, which, among other provisions, made permanent the increase in the SMDIA from $100,000 to $250,000.  The Dodd-Frank Act provided for temporary unlimited coverage of certain noninterest bearing transaction accounts, but such unlimited coverage expired on December 31, 2012.

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of four risk categories based on the institution’s financial condition and supervisory ratings. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned and certain adjustments set forth in FDIC regulations.  Institutions deemed to present higher risk to the insurance fund pay higher assessments.  The overall assessment range, including prospective adjustments, is 2.5 to 45 basis points. Assessment rates are scheduled to decline as the FDIC fund reserve ratio improves. As required by the Dodd-Frank Act, FDIC assessments are now based on each institution’s total assets less Tier 1 capital, rather than deposits, as was previously the case.

FDIC insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize a predecessor deposit insurance fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment base of the fund.  For the quarter ended December 31, 2013, the Financing Corporation assessment amounted to 0.64 basis points of total assets less Tier 1 capital.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a regulator. Management does not know of any practice, condition or violation that might lead to termination of FDIC deposit insurance.

The Dodd-Frank Act increased the minimum target federal deposit insurance fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.50% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long range fund ratio of 2.00%.

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

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements, and general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. Historically, the FHLBB paid dividends to member banks based on money market interest rates. Due to losses initially reported in the fourth quarter of 2008, the FHLBB suspended its dividend to members in the first quarter of 2009. The dividend remained suspended through year-end 2010, but was restored to a nominal amount in the first quarter of 2011.  It has improved marginally in subsequent quarters, though it is still much lower than 2008 levels.

Holding Company Regulation

General. Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election, which was made by the Bank, allows the parent holding company to be regulated as a savings and loan holding company, rather than as a bank holding company under the federal Bank Holding Company Act.  As such, the Company is registered as a savings and loan holding company with the Federal Reserve Board and must adhere to the Federal Reserve Board’s regulations and reporting requirements. In addition, the Federal Reserve Board, may examine, supervise and take enforcement action against the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary institution.  By regulation, the Federal Reserve Board may restrict or prohibit the Bank from paying dividends.  The Federal Reserve Board generally exercises its regulatory authority over the Company through the Federal Reserve Bank of Boston.

Federal law authorizes unitary savings and loan holding companies to engage in activities permitted for a financial holding company under federal law and those permitted for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance and activities that are incidental or complementary to financial activities. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by Federal Reserve Board regulations.

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

To be regulated as a savings and loan holding company (rather than as a bank holding company), the Bank must qualify as a Qualified Thrift Lender.  To be a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test.  Under the Qualified Thrift Lender Test (the “QLT Test”), an institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period. At year-end 2013, the Bank maintained at least 65% of its portfolio assets in qualified thrift investments and met the QTL Test.

Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for bank and savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions.  Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital, within certain limits by bank holding companies, would no longer be includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act’s directives as to holding company capital requirements.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.  The Dodd-Frank Act also extended the “source of strength” doctrine, which has long applied to bank holding companies, to savings and loan holding companies as well. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. Further, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has suggested is also applicable to savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for regulatory consultation as to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. In addition, a subsidiary institution of a saving and loan holding company must file prior notice with the Federal Reserve Board, and receive its nonobjection, before paying dividends to the parent savings and loan holding company. Federal Reserve Board guidance also provides for regulatory review of certain stock redemption and repurchase proposals. These regulatory policies could affect the ability of the Company to pay dividends, engage in stock redemptions or repurchases or otherwise engage in capital distributions.

As noted previously, the Bank may withdraw from the DIF and such withdrawal would trigger the Bank’s conversion from a Massachusetts savings bank to a Massachusetts trust company charter.  The charter conversion would cause the Company to become a bank holding company, rather than a savings and loan company, which requires the prior approval of the Federal Reserve Board.  The Company contemplates that it would elect financial holding company status upon becoming a bank holding company in order to allow it to engage in a broader range of nonbanking activities.  The most significant regulatory consequence of becoming a bank holding company is that the Federal Reserve Board’s bank holding company consolidated regulatory capital requirements would become immediately applicable.  The Company believes that it currently meets the bank holding company capital requirements and expects that becoming a bank holding company would not materially impact its business.  With the Company as a bank holding company, rather than a savings and loan holding company, the Bank would no longer need to comply with the QTL Test.

Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a depository institution and loan holding company. A change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in a change of control of the Company.

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

Legislation. The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions.  Any such legislation may impact the business of the Company and the Bank.

Berkshire Bank Municipal Bank

Berkshire Bank Municipal Bank is a state-chartered limited purpose commercial bank in New York, established to accept deposits of municipalities and other governmental entities in the State of New York. Berkshire Bank Municipal Bank is subject to extensive regulation, examination and supervision by the New York State Superintendent of Banks, as its primary regulator, and the FDIC, as the deposit insurer. It is also subject to regulation as to certain matters by the Federal Reserve Board. As of year-end 2013, Berkshire Bank Municipal Bank met all of its capital requirements and met the capital conditions to be classified as a “well capitalized” institution.

Other Regulations

Consumer Protection Laws. The Bank is subject to federal and state consumer protection statutes and regulations applicable to depository institutions including, but not limited to, the following:

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

The Community Reinvestment Act (“CRA”) establishes a requirement for federal banking agencies that, in connection with examinations of depository institutions within their jurisdiction, the agencies evaluate the record of the depository institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” A less than “satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination by the FDIC, the Bank’s CRA rating was “satisfactory.”

Anti-Money Laundering Laws. The Bank is subject to extensive anti-money laundering provisions and requirements, which require the institution to have in place a comprehensive customer identification program and an anti-money laundering program and procedures. These laws and regulations also prohibit depository institutions from engaging in business with foreign shell banks; require depository institutions to have due diligence procedures and, in some cases, enhanced due diligence procedures for foreign correspondent and private banking accounts; and improve information sharing between depository institutions and the U.S. government. The Bank has established policies and procedures intended to comply with these provisions.

TAXATION

The Company reports its income on a calendar year basis using the accrual method of accounting. This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries. Further discussion of income taxation is contained in the income taxes note to the consolidated financial statements.

Federal

The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from the Bank and from Berkshire Insurance Group as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years, subject to certain limitations.

State

The Company reports income on a calendar year basis to the Commonwealth of Massachusetts. The Massachusetts income tax rate for financial institutions was 9.0% in 2013 and 9.5% in 2012. The Company’s taxable income under Massachusetts tax law includes gross income as defined under the Internal Revenue Code, plus interest from non-Massachusetts municipal obligations, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code. Carry forwards and carry backs of net operating losses are not allowed under Massachusetts tax law. Also no deduction is allowed for bonus depreciation or state income taxes paid.

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

ITEM 1A. RISK FACTORS

The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this annual report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Overall Business Risks

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally and Locally.

National and local markets generally exhibit low growth conditions and stubbornly high unemployment.  Federal monetary policy continues to be unusually stimulative, which has distorted financial markets and contributed to ongoing low interest rates and record stock market prices.  Federal policy gridlock, uncertainties about presidential initiatives, and state and local fiscal challenges contribute to business planning uncertainties.  Private sector liquidity has grown and investment has been modest, while public sector leverage has increased due to long term imbalances in taxing and spending.  Regulation of the financial system continues to evolve and add to uncertainty and operating burdens.  Real estate markets have improved from recessionary lows.  A deterioration of business and economic conditions, particularly in our local markets, could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

Our Estimates Related to Accounting for Acquired Loans May Differ From Actual Results.

Under generally accepted principles for business combinations, there is no loan loss allowance recorded for acquired loans, which are recorded at net fair value on the acquisition date.  This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality.  These estimates are based on projections of expected cash flows for these problem loans, which in many cases rely on estimates deriving from the liquidation of collateral.  If the projections are inadequate, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered impaired, which would result in a reduction in interest income.  If fair value estimates differ from actual collectability, then tangible book value of the Company will have been recorded incorrectly at the time of the acquisition, and subsequent earnings will differ from original estimates.  Measures of tangible book value and earnings impacts of business combinations are frequently used in evaluating the merits and value of business combinations.  In 2013, the Company recorded significant income resulting from collections of acquired impaired loans which exceeded the fair value estimates originally established.  Additionally, accounting for acquired loans involves ongoing assessments of the timing and amount of expected loan collections.  Numerous assumptions and estimates are integral to purchased loan accounting, and actual results could be different from prior estimates.

New regulations could restrict our ability to originate and sell mortgage loans.

The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•                  excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•                  interest-only payments;

•                  negative-amortization; and

•                  terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

Operating

Our Expansion, Growth, and Acquisitions Could Negatively Impact Earnings If Not Successful.

We plan to achieve significant growth organically, by geographic expansion, through business line expansion, and through acquisitions. We have recently expanded into new geographic markets and anticipate that we will continue to expand into additional geographic markets as we grow as a regional bank.  The success of this expansion depends on our ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Also, our success depends on the acceptance by customers of us and our services in these new markets and, in the case of expansion through acquisitions, our success depends on many factors, including the long-term recruitment and retention of key personnel and acquired customer relationships. The profitability of our expansion strategy also depends on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings.  In 2013, revenues decreased in the second half of the year due to changes related to loans and operations acquired in the prior two years.

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

The Company negotiated the purchase of 20 branches in Central New York in 2013, and completed this acquisition shortly after year-end 2013.  The amount of deposits acquired was significantly below the amount at the time of the purchase agreement.  If there is continued attrition of deposit balances or difficulties in integrating the acquired operations, the expected benefits of this acquisition may not be realized.

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

Operations acquired in business combinations have frequently been subject to bank regulations prior to the merger date.  Related regulatory examinations may result in the identification of certain operating matters requiring remediation, undisclosed deficiencies related to regulatory compliance, deficiencies that arise as a result of integration of acquired operations and operating activities conducted by those operations subsequent to the merger date, or impacts on existing business operations which are being integrated with the acquired operations.  Any identified deficiencies related to regulatory compliance may result in changes that affect operating revenues and costs, including the scope or scale of business activities and/or potential future expansion initiatives.

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

We are Subject to Security and Operational Risks Relating to Our Use of Technology that Could Damage Our Reputation and Our Business.

Security breaches of confidential information in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our data security could also deter customers from using our internet banking services. We rely on industry standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our security systems from compromises or breaches and could result in damage to our reputation and our business. We utilize third party core banking software and for some systems we have outsourced our data processing to a third party. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.  We utilize file encryption in designated internal systems and networks and are subject to certain state and federal regulations regarding how we manage data security.  Natural disasters and disaster recovery risks could affect our operating systems, which could affect our reputation. Potential problems with the management of technology security and operational risks may affect regulatory compliance, which could affect operating costs and expansion plans.

Financial and Operating Counterparties Expose Us to Risks.

We have increased our use of derivative financial instruments, primarily interest rate swaps, which exposes us to financial and contractual risks with counterparty banks.  We maintain correspondent bank relationships, manage certain loan participations, engage in securities transactions, and engage in other activities with financial counterparties that are customary to our industry.  We also utilize services from major vendors of technology, telecommunications, and other essential operating services.  There is financial and operating risk in these relationships, which we seek to manage through internal controls and procedures, but there are no assurances that we will not experience loss or interruption of our business as a result of unforeseen events with these providers.  Our expanded mortgage lending and mortgage banking operations have also exposed us to more counterparty transactions including the use of third parties to participate in the management of interest rate risk and mortgage sales and hedging.  Financial and operational risks are inherent in these counterparty relationships.

We May Not Be Able to Attract and Retain Skilled People.

Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate employees competitively. Competition for the best people in our industry can be intense and we may not be able to hire or retain appropriately qualified individuals. As a result of recent revenue declines and expense restructuring activities, the Company could experience changes in the retention of existing employees.

Management Changes Could Affect Operations.

In 2013, there were changes in executive and senior management, including vacancy periods during times of transition.  Existing senior managers were promoted to executive management positions with the expectation that there would be better focus on core competencies.  Transitions in the management team introduce control risks in the oversight of operating activities and in the planning and execution of strategic objectives.

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

New Retail Lending Operations Expose Us to New Operating Risks.

In 2012, the Bank acquired the business assets of an established residential mortgage origination company in Eastern Massachusetts.  The acquired mortgage operations have been integrated and expanded in the Bank’s footprint.  Following record business volumes in 2012, mortgage business volumes contracted substantially in 2013 which affected mortgage banking profitability and necessitated a restructuring of expenses and operations.

The Bank acquired consumer lending operations with the Beacon Federal acquisition in the fourth quarter of 2012.  The Bank has centralized its franchise consumer lending in these acquired Syracuse operations, including indirect automobile lending and home equity lending.  The Company views these acquired consumer lending operations as a significant opportunity to expand its franchise consumer lending.

These changes expose us to operating risks.  The conduct of these new activities also expose the Bank to the risk of loan losses, losses related to interest rate risk management, compliance, litigation, and other risks common in consumer lending operations.

Derivatives and Counterparty Risks Have Increased.

The total notional amount of derivative financial instruments more than doubled in 2012, largely due to the expanded mortgage operations. The increase includes customer interest rate lock commitments on applications for mortgages that Berkshire intends to sell, and forward sales of securities intended to hedge the interest rate risk of these rate lock commitments until the loans are closed and sold. These activities involve new derivative instruments and new broker/dealer counterparties, as well as the utilization of a new vendor responsible for managing the hedging position.  Additionally, Berkshire sells closed loans on a servicing released basis under mandatory and best efforts contracts to institutional secondary market purchasers which are new counterparties for Berkshire. Berkshire could experience losses if there are failures in the controls or accounting for these activities or if there are performance failures by any of these new counterparties. The risk of loss is increased when interest rates change suddenly and if the intended hedging objectives are not achieved as a result of market or counterparty behaviors. The sudden change in interest rates in 2013 contributed to lower mortgage banking profitability in 2013.

The Bank expanded its use of interest rate swaps in 2013 related to hedging its borrowings and providing commercial loan customers with fixed interest rate payment options.  Following the completion of the New York branch acquisition shortly after year-end 2013, all outstanding interest rate swaps related to Federal Home Loan Bank loans were terminated and new borrowings and interest rate swaps were entered into based on an analysis of the current interest rate profile and objectives.  These terminations in hedge management were due to changed circumstances and the Company’s ability to utilize its hedge accounting methods depends on its ability to forecast related economic and financial factors which could limit its ability to utilize these methods in the event of future unforeseen events.

The Core Bank Processing System Conversion Exposes Us to Operating and Financial Risks.

In 2012, the Bank converted its core bank processing system to a new system and a new vendor.  This system was changed from primarily an “in-house” system run on the Bank’s own computers to one that is primarily a “service bureau” solution running on the provider’s computers and relying on long distance telecommunications.  Core systems conversions involve extensive planning and operational changes that affect bank account records, customer service delivery, internal procedures, technology risk management, and other significant operating activities.  The changes expose the Bank to new risks with new systems and new vendors.  The Bank has worked closely with third parties to manage the related operating and financial risks.  Potential problems with new systems could involve regulatory compliance risk, potentially resulting in higher operating costs or limitations on operating activities.  The new systems involve new costs with the new vendor, which could exceed expectations and impact profitability and future vendor relations.

Liquidity

Our Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Our Operations and Future Growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  These sources include Federal Home Loan Bank advances, proceeds from the sale of loans, and liquidity resources at the holding company. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.  Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.  The

Company’s long term plan anticipates asset growth at a faster rate than deposit growth, which may result in increased reliance on wholesale or nontraditional funding sources.  If deposits in new markets do not remain at planned levels, this could increase the possible reliance on wholesale or nontraditional funding sources.

The Company Has Exceeded Certain Massachusetts Depositors Insurance Fund Size Thresholds, Which May Result In Changes to the Company and the Bank’s Operations.

Due to ongoing growth, the Company has exceeded certain Massachusetts Depositors Insurance Fund size thresholds and is evaluating its alternatives. Should Berkshire Bank determine to withdraw from participation in the Depositors Insurance Fund, the Bank would be required, under Massachusetts law, to convert from a Massachusetts savings bank to a Massachusetts trust company and, under federal law, the Company would be required to convert from a savings and loan holding company to a bank holding company. Such a charter conversion and holding company change would affect the overall powers and obligations of the Company and the Bank. The Bank is considering available alternatives to a charter conversion. None of these issues would affect the Bank’s federal deposit insurance coverage by the FDIC and a potential withdrawal from the DIF supplemental insurance program would be expected to include a notice and transition time period for currently insured accounts.  Withdrawal from DIF could have negative impact to future deposit acquisition or retention.  The Company expects that any related charter changes, would be managed in an orderly manner without significant impact to business operations.

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

Interest Rates

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition.

Net interest income is our largest source of income.  Changes in interest rates can affect the level of net interest income. The Company’s interest rate sensitivity is discussed in more detail in Item 7A of this report.  The Company principally manages interest rate risk by managing its volume and mix of earning assets and funding liabilities. In a changing interest rate environment, the Company may not be able to manage this risk effectively. If the Company is unable to manage interest rate risk effectively, its business, financial condition and results of operations could be materially harmed.  Changes in interest rates can also affect the demand for the Company’s products and services, and the supply conditions in the U.S. financial and capital markets.  Changes in the level of interest rates may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.  In 2013, factors related to market interest rates affected the retention of bank loans and mortgage banking revenues acquired in recent business combinations.

Securities Market Values

Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.

Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. The Company concluded that, as of year-end 2013, any unrealized losses are temporary in nature, and it has the intent and ability to hold these investments for a time necessary to recover its cost or stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce earnings.  Some of the Company’s securities are locally originated economic development bonds.  These securities could become impaired due to economic and real estate market conditions which also affect loan risk.  The Company has an investment in the stock of the Federal Home Loan Bank of Boston, which currently provides a modest dividend after a period when the dividend was suspended.  If the capitalization of a Federal Home Loan Bank, including the FHLBB, became substantially diminished it could result in a write-down which would reduce our earnings.  At year-end 2013, the initial promulgation of a regulatory change known as “the Volker Rule” would have required the write-down of a pooled trust preferred security in the Bank’s portfolio.  This promulgation was modified, eliminating any potential accounting impacts for the Company.  Future regulatory pronouncements could affect the securities portfolio and its carrying value.

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

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Regulatory capital requirements and their impact on the Company may change.  It may need to raise additional capital in the future to support operations and continued growth. Our ability to raise capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. If we cannot raise additional capital when needed, it could affect operations and the execution of the strategic plan, which includes further expanding operations through internal growth and acquisitions.

The Dodd-Frank Act made extensive changes in the regulation of insured depository institutions.  In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulates regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The impact of many of the provisions of the Dodd-Frank Act cannot yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

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

The level of interest and trading in the Company’s stock depends on many factors beyond our control. The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following: actual or anticipated fluctuations in operating results; changes in interest rates; changes in the legal or regulatory environment; press releases, announcements or publicity relating to the Company or its competitors or relating to trends in its industry; changes in expectations as to future financial performance, including financial estimates or recommendations by securities analysts and investors; future sales of our common stock; changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and other developments affecting our competitors or us. These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent stockholders from selling their common stock at a desirable price.

In the past, stockholders have brought securities class action litigation against a company following periods of volatility in the market price of their securities. We could be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located in owned and leased facilities located in Pittsfield, Massachusetts. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Northern Connecticut; and Central/Eastern Massachusetts. The Company has 92 full-service branches in Massachusetts, New York, Connecticut, and Vermont (including one branch in Tennessee held for sale following a bank acquisition).

The Company also has 7 regional headquarters. The 7 regional locations are full-service commercial offices located in Pittsfield, Massachusetts; Springfield, Massachusetts; Albany, New York; Syracuse, New York; Hartford, Connecticut; Westborough, Massachusetts; and Burlington, Massachusetts. In addition, the Company has 5 residential mortgage lending locations in Central/Eastern, Massachusetts.

Berkshire Insurance Group operates from 12 locations in Western Massachusetts and Syracuse, New York in both standalone premises as well as in rented space located in the Bank’s premises.

In January 2014, Berkshire completed the acquisition of 20 New York branches from Bank of America, reaching more communities between Albany and Syracuse. As part of the acquisition, two branches were consolidated in Central New York.  Berkshire continues to look to consolidate to decrease operating expenses where appropriate and consolidated its commercial banking team into a new regional headquarters in Burlington, Massachusetts.  The

Company also opened a new office in Loudonville, New York in January 2014, as part of its ongoing organic expansion.

In 2013, the Company identified five branches that were consolidated as part of the Company’s ongoing initiative to reduce operating costs and achieve greater efficiency following its acquisitions. These locations are in communities in and around the Company’s existing footprint and were consolidated due to the proximity with other locations and other business strategies.

Berkshire continues to expand its new retail branch design which eliminates traditional teller counters and provides an interactive customer service environment through “pod” stations which include automated cash handling technology.  Berkshire currently has 14 branches based on this design.  In many cases, this branch design also includes a multimedia community room which is offered for use by nonprofit community groups.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2013, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”. The following table sets forth the quarterly high and low sales price information and dividends declared per share of common stock in 2013 and 2012.

	High	Low	Dividends Declared
2013
First quarter	$26.01	$23.38	$0.18
Second quarter	27.84	24.62	0.18
Third quarter	29.38	24.34	0.18
Fourth quarter	27.86	24.50	0.18

2012
First quarter	$24.49	$21.03	$0.17
Second quarter	23.49	20.15	0.17
Third quarter	23.66	21.19	0.17
Fourth quarter	24.26	20.89	0.18

Holders

The Company had approximately 3,420 holders of record of common stock at March 7, 2014.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no purchases of equity securities during the fourth quarter of 2013 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.  On March 26, 2013, the Company authorized the purchase of up to 500 thousand shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors.  The Company has no intentions to terminate this plan or to cease any potential future purchases.  As of year-end 2013, there were 118 thousand shares that remain unpurchased under this plan.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
October 1-31, 2013	—	$—	—	118,113
November 1-30, 2013	—	—	—	118,113
December 1-31, 2013	—	—	—	118,113
Total	—	$—	—	118,113

Common Stock Performance Graph

The performance graph compares the Company’s cumulative stockholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the KBW Regional Bank Index.  Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative stockholder return over a five-year period is based on an initial investment of $100 on December 31, 2008.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Berkshire Hills Bancorp, Inc.	100.00	69.00	76.22	78.89	87.46	102.79
NYSE Composite Index	100.00	124.80	138.34	129.88	146.66	180.65
PHLX KBW Regional Banking Index	100.00	75.78	89.58	83.19	91.89	132.00

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

	At or For the Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009

Selected Financial Data:
Total assets	$5,672,799	$5,296,809	$3,992,257	$2,882,298	$2,700,991
Securities	870,091	573,871	533,181	405,953	420,966
Loans	4,180,523	3,988,654	2,956,570	2,142,162	1,961,658
Allowance for loan losses	(33,323)	(33,208)	(32,444)	(31,898)	(31,816)
Goodwill and intangibles	270,662	274,258	223,364	173,079	176,100
Deposits	3,848,529	4,100,409	3,101,175	2,204,441	1,986,762
Borrowings and subordinated notes	1,064,107	448,088	237,402	260,301	306,668
Total stockholders’ equity	678,062	667,265	551,808	387,323	385,148

Selected Operating Data:
Total interest and dividend income	$203,741	$175,939	$138,260	$112,277	$115,476
Total interest expense	34,989	32,551	31,740	35,330	45,880
Net interest income	168,752	143,388	106,520	76,947	69,596
Service charges and fee income	50,525	51,265	33,727	29,859	28,181
All other non-interest income (loss)	7,707	2,791	2,076	(108)	(3,004)
Total net revenue	226,984	197,444	142,323	106,698	94,773
Provision for loan losses	11,378	9,590	7,563	8,526	47,730
Total non-interest expense	157,359	140,806	116,442	82,137	78,571
Income tax expense (benefit) - continuing operations	17,104	13,223	1,884	2,420	(15,597)
Net (loss) income from discontinued operations	—	(637)	914	—	—
Net income (loss)	$41,143	$33,188	$17,348	$13,615	$(15,931)
Less: Cumulative preferred stock dividend and accretion	—	—	—	—	1,030
Less: Deemed dividend from preferred stock repayment	—	—	—	—	2,954
Net income (loss) available to common stockholders	$41,143	$33,188	$17,348	$13,615	$(19,915)

Dividends per common share	$0.72	$0.69	$0.65	$0.64	$0.64
Basic earnings per common share	1.66	1.49	0.97	0.98	(1.51)
Diluted earnings per common share	1.65	1.49	0.97	0.98	(1.51)

Weighted average common shares outstanding - basic	24,802	22,201	17,885	13,862	13,189
Weighted average common shares outstanding - diluted	24,965	22,329	17,952	13,896	13,189

(1) For the years 2011 and 2010, the above schedule has been adjusted for prior year lease adjustments.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009

Selected Operating Ratios and Other Data:
Share Data:
Book value per share	$27.08	$26.53	$26.09	$27.52	$27.68
Market price at year end	$27.27	$23.86	$22.19	$22.11	$20.68

Performance Ratios:
Return on average assets	0.78%	0.73%	0.50%	0.50%	(0.74)%
Return on average equity	6.09	5.66	3.64	3.55	4.83
Interest rate spread	3.47	3.47	3.38	3.01	2.61
Net interest margin	3.63	3.62	3.57	3.28	3.00
Non-interest income/total net revenue	25.65	27.38	27.16	27.88	26.57
Non-interest expense/average assets	2.97	3.11	3.34	2.99	2.93
Dividend payout ratio	41.57	46.31	67.01	65.16	N/M

Growth Ratios:
Total loans	4.81	34.91	38.02	9.20	(2.27)
Total deposits	(6.14)	32.22	40.68	10.96	8.59
Total net revenues	14.96	38.73	33.39	12.58	(8.15)

Asset Quality Ratios:
Net loans charged-off/average total loans	0.29	0.26	0.27	0.42	1.96
Allowance for loan losses/total loans	0.80	0.83	1.10	1.49	1.62
Net loans charged-off - Business activities/average total loans- Business activities	0.24	0.34	0.32	0.42	1.96
Allowance for loan losses - Business activities/total loans - Business Activities	0.93	1.21	1.41	1.49	1.62

Capital Ratios:
Tier 1 capital to average assets - bank	7.99	7.46	8.41	8.04	7.86
Total capital to risk-weighted assets - bank	11.62	11.79	11.29	10.61	10.71
Stockholders’ equity/total assets	11.95	12.60	13.82	13.44	14.26
Tangible common stockholders’ equity to tangible assets (1)	7.54	7.82	8.71	7.91	8.29

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

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison.

Item 6 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2013			2012			2011
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans:
Residential Loans	$1,271.7	$51.5	4.05%	$1,193.9	$52.7	4.42%	$876.1	$42.5	4.85%
Commercial Mortgages	1,380.8	74.3	5.38	1,271.6	69.1	5.44	1,058.0	52.9	5.00
Commercial Business Loans	637.9	29.6	4.64	507.9	20.4	4.01	344.3	16.5	4.79
Consumer Loans	654.7	29.6	4.52	427.5	17.8	4.17	336.7	13.4	3.98
Total Loans	3,945.1	185.0	4.69	3,400.9	160.0	4.71	2,615.1	125.3	4.79
Investment securities (2)	701.1	19.6	2.79	550.8	17.6	3.19	444.9	16.5	3.71
Federal funds sold and short-term investments	71.3	1.5	2.10	76.4	0.9	1.18	14.7	—	0.11
Total interest-earning assets	4,717.5	206.1	4.37	4,028.1	178.5	4.43	3,074.7	141.8	4.61
Intangible assets	272.2			241.7			207.5
Other non-interest earning assets	317.1			262.4			201.8
Total assets	$5,306.8			$4,532.2			$3,484.0

Interest-bearing liabilities:
Deposits:
NOW accounts	$355.2	$0.8	0.23%	$304.1	$0.9	0.30%	$244.2	$0.9	0.37%
Money market accounts	1,389.2	5.7	0.41	1,189.1	5.8	0.48	833.3	5.6	0.67
Savings accounts	442.2	0.7	0.17	390.8	0.7	0.19	369.6	0.8	0.22
Certificates of deposit	1,085.8	13.6	1.25	1,056.0	15.1	1.43	902.6	16.3	1.81
Total interest-bearing deposits	3,272.4	20.8	0.63	2,940.0	22.5	0.77	2,349.7	23.6	1.00
Borrowings and notes	655.3	14.1	2.16	432.1	10.1	2.33	250.4	8.4	3.35
Total interest-bearing liabilities	3,927.7	34.9	0.89	3,372.1	32.6	0.97	2,600.1	32.0	1.23
Non-interest-bearing demand deposits	655.7			529.0			377.9
Other non-interest-bearing liabilities	48.1			44.8			29.8
Total liabilities	4,631.5			3,945.9			3,007.8
Equity	675.3			586.3			476.2
Total liabilities and equity	$5,306.8			$4,532.2			$3,484.0
Net interest-earning assets	$802.4			$656.0			$474.6
Net interest income		$171.2			$145.9			$109.8

Supplementary data
Total non-maturity deposits	$2,842.3			$2,413.0			$1,825.0
Total deposits	3,928.1			3,469.0			2,727.6
Fully taxable equivalent adjustment	2.6			2.6			2.7

Interest rate spread			3.48%			3.47%			3.38%
Net interest margin			3.63			3.62			3.57
Cost of funds			0.77			0.84			1.08
Cost of deposits			0.53			0.65			0.87
Interest-earning assets/interest-bearing liabilities			120.50			119.45			118.25

Notes:

(1) The average balances of loans include nonaccrual loans, and deferred fees and costs.

(2) The average balance of investment securities is based on amortized cost.

(3) The above schedule includes loan and deposit balances of discontinued operations in operating accounts.

(4) The above schedule is not adjusted for prior year lease adjustments.

(5) The average balances of borrowings and notes include the capital lease obligation presented under other liabilities on the consolidated balance sheet.

RATE/VOLUME ANALYSIS

The following table presents the effects of rate and volume changes on the fully taxable equivalent net interest income.  Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison.  For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate) and (3) changes in volume/rate (change in rate multiplied by change in volume) have been allocated proportionately based on the absolute value of the change due to the rate and the change due to volume.

Item 6 - Table 4 - Rate Volume Analysis

	2013 Compared with 2012			2012 Compared with 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:
Residential Loans	$(4,559)	$3,310	$(1,249)	$(4,064)	$14,305	$10,241
Commercial Loans	(1,158)	6,337	5,179	4,850	11,332	16,182
Commercial Business Loans	3,483	5,720	9,203	(2,986)	6,885	3,899
Consumer Loans	1,593	10,162	11,755	695	3,761	4,456
Total Loans	(641)	25,529	24,888	(1,505)	36,283	34,778
Investment securities	(2,012)	4,013	2,001	(2,505)	3,581	1,076
Short-term investments	667	(63)	604	35	872	907
Total interest income	(1,986)	29,479	27,493	(3,975)	40,736	36,761

Interest expense:
NOW accounts	(238)	138	(100)	(229)	204	(25)
Money market accounts	(906)	892	(14)	(1,873)	1,994	121
Savings accounts	(70)	91	21	(136)	45	(91)
Certificates of deposit	(1,962)	416	(1,546)	(3,685)	2,509	(1,176)
Total deposits	(3,176)	1,537	(1,639)	(5,923)	4,752	(1,171)
Borrowings	(785)	4,846	4,061	(3,078)	4,777	1,699
Total interest expense	(3,961)	6,383	2,422	(9,001)	9,529	528
Change in net interest income	$1,975	$23,096	$25,071	$5,026	$31,207	$36,233

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

SUMMARY

Berkshire produced record net income totaling $41 million in 2013, an increase of 24% compared to $33 million in the prior year.  Earnings per share for 2013 increased by 11% to $1.65 and included the impact of shares issued in 2012 for bank acquisitions.  Results for 2013 benefited from ongoing expansion in Berkshire’s New England and New York footprint, including a full year’s benefit from operations contributed through the acquisition of Beacon Federal in October 2012.

Berkshire built a larger franchise in 2013, with more capacity to increase market share in its New England/New York footprint.  The Company’s achievements included:

•                  Entered into an agreement to purchase 20 branches in New York which in January 2014 added approximately 60,000 new customers and increased branch count by 24% to 92 branches.

•                  Integrated Beacon Federal operations and recruited experienced leadership establishing our brand in the Utica to Syracuse region of New York.

•                  Recruited experienced teams in commercial banking, leasing, small business banking, and mortgage banking.

•                  Opened/relocated two new commercial regional headquarters in Eastern Massachusetts.

•                  Opened/relocated three branches and consolidated five branches to strengthen the distribution system, and added new mobile banking features.

•                  Improved brand awareness through a brand refresh and strategic media partnerships.

•                  Added leasing and indirect lending products, insurance products, and enhanced commercial services.

•                  Conducted Six Sigma process improvement projects across multiple business lines.

The year’s financial highlights included the following:

•                  15% increase in net revenue

•                  3% increase in net revenue per share

•                  24% increase in net income

•                  11% increase in net income per share

•                  5% increase in loans

•                  15% increase in commercial business loans

•                  4% increase in dividends per share

•                  2% increase in book value per share

•                  Increased net interest margin to 3.63%

•                  0.29% net loan charge-offs

•                  0.53% non-performing assets/assets

Additional management accomplishments included:

•                  Strengthened overall talent throughout the organization and utilized this talent effectively to enhance individual career progression and performance results.

•                  Continued focus on overall safety and soundness with ongoing balance sheet strength and improved controls in many business lines and operating functions.

•                  Continued to evaluate M&A opportunities while maintaining financial disciplines.

•                  Managed the interest rate risk profile to balance current and future earnings in light of potential future interest rate increases.

•                  Sustained community and charitable support which has resulted in national recognition.

Two external events in the first half of 2013 changed the pace of the Company’s earnings growth:  (1) a sharp steepening of the yield curve led to a dramatic drop in residential mortgage originations throughout the industry including at Berkshire; and (2) market demand for lower grade commercial debt led to accelerated outplacement of loan balances acquired in bank acquisitions which were not consistent with the Company’s long run balance sheet objectives.  At midyear, the Company took immediate and aggressive actions to respond to these market changes and abate the downturn in revenue and earnings.  Key actions included:

•      Made changes in executive and senior management to refocus on core competencies and disciplines.

•    Restructured and right sized staff and eliminated excess premises, resulting in a 7% decrease in fourth quarter compensation/occupancy/technology costs compared to second quarter level.

•      Refocused lending originations, producing 16% annualized loan growth in the second half of the year.

Quarterly earnings reached a high of $0.48 per share in the second quarter of 2013 and then declined to $0.33 in the third quarter and $0.42 in the fourth quarter.  Earnings per share totaling $1.65 in 2013 were net of $0.22 in after-tax charges related to merger, conversion, and restructuring expenses (net of nonrecurring gains and out of period revenues).  Such items contributed a credit of $0.02 per share in the final quarter of the year.  The return on assets improved from 0.73% in 2012 to 0.78% in 2013, ending the year at 0.77% in the final quarter.  The return on equity improved from 5.7% in 2012 to 6.1% in 2013, ending the year at 6.2% in the final quarter.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2013 AND 2012

Berkshire continued to extend and deepen its banking footprint in 2013.  Through organic growth, team recruitment, and product expansion, Berkshire increased its loans from business activities by 21% and produced 5% total loan growth for the year.  Berkshire managed run-off of non-relationship deposits, with total deposits decreasing during the year prior to increasing with the New York deposit acquisition completed shortly after year-end.  Total assets increased by 7% during the year including the benefit of additional securities purchases funded with borrowings.  The Company’s risk management maintained the momentum of favorable and improving asset quality while also producing significant recoveries of impaired loans which contributed to the year’s income.  Berkshire’s capital metrics remained within its targets and liquidity was managed based on targets including the New York deposits acquired after year-end.  Including these deposits, the Company maintained its targets for positioning its interest rate risk to benefit near term earnings from potential interest rate increases.  As a result of expansion in recent years, the Company believes that it has diversified its earnings sources and balance sheet risks and improved its strategic positioning for market share growth and long run financial results.

Investment Securities.  Berkshire’s goal is to maintain a high quality portfolio consisting primarily of liquid investment securities with managed durations to limit the potential for market value declines in rising rate markets.  Berkshire focuses on loan growth as the primary use of funds from deposit growth and the primary source of interest income.  The investment portfolio provides additional liquidity and interest rate risk management flexibility, in addition to the capacity to generate higher earnings.  The Company evaluates the portfolio within its overall objectives of producing growth in earnings per share and contributing to return on equity.  The Company continuously evaluates options for managing the portfolio’s size, risk, and duration.  The Company expected to invest in investment securities in 2014 as part of its plan for the utilization of cash proceeds from the acquisition of New York deposits which was completed in January 2014.

Total securities increased by $296 million (52%) in 2013 as the Company placed increased reliance on investment income to partially offset a decline in loan interest income following a decline in loan balances in the first half of the year.  The increase in securities was concentrated in residential mortgage backed securities, which also comprised the majority of the portfolio at the start of the year.  This increase included a targeted shift in the first quarter from residential mortgage loans into shorter duration mortgage backed securities to reduce interest rate risk.  The Company also increased its corporate bond portfolio during the year and decreased its equity securities as it took advantage of price appreciation to realize $4.8 million in gains on certain community bank stocks during the year.

At year-end 2013, Berkshire’s $870 million securities portfolio was primarily comprised of $602 million in mortgage-backed securities guaranteed or sponsored by the U.S. government.  These securities constituted 69% of the portfolio at year-end, increasing from 56% at the start of the year.  Municipal securities and development bonds were little changed, totaling $122 million (14% of the portfolio) at year-end 2013. Other significant components of the portfolio at year-end included $56 million of corporate bonds and trust preferred securities, $22 million of marketable equity securities (consisting primarily of exchange traded common stock issued by community banks in the region), and $50 million of restricted securities which mostly consisted of Federal Home Loan bank stock. Approximately 87% of the total portfolio was designated as available for sale, with the primary exceptions being the restricted stock and locally issued development bonds (classified as held to maturity municipal securities except for one security classified as a trading obligation as a result of a related interest rate swap).  The net unrealized loss on securities available for sale totaled $9.3 million, or 1.2% of cost at year-end 2013, compared to a gain of $10.7 million, or 2.4% of cost at year-end 2012.  This change was primarily due to the impact of higher interest rates on debt securities prices during the year.  The Company’s trust preferred securities totaled $17 million at year-end 2013, including one pooled trust preferred security. New bank regulations at year-end requiring the future liquidation of certain classes of trust preferred securities were inapplicable to the Company’s portfolio, including specific exemptions published by regulatory authorities shortly after year-end.

The Company did not record any write-downs of investment securities in 2013 and none of the Company’s investment securities were classified as other-than-temporarily impaired during the year or at year-end.  Gross unrealized losses on securities with unrealized losses increased to $18 million from $3 million.  Detail on these securities, including one security with a $1.4 million unrealized loss, is included in the Securities note in the consolidated financial statements.  At year-end 2013, all available for sale debt securities carried at least one investment grade rating by a major rating agency except for the above security, and one other security with a cost under $1 thousand .  The Company’s held to maturity securities are generally unrated local securities, all of which are performing and none of which is deemed criticized according to the Company’s internal ratings systems.

The tax equivalent yield on investment securities declined to 2.8% in 2013 from 3.2% in 2012, reflecting the impact of portfolio turnover and growth in the ongoing low interest rate environment. The effective duration of the debt securities portfolio at year-end 2013 was estimated at approximately 4.7 years, with a year-end tax equivalent yield of approximately 2.7%.  These compared to 3.0 years and 2.7%, respectively, at the prior year-end.  The average life of the portfolio was estimated at 5.2 years at year-end 2013 with extension risk to 6.4 years in the event of a 200 basis point increase in market rates due to slower prepayment speeds.

Loans.  In 2013 Berkshire enhanced its loan origination activities across its various lending functions and across its footprint.  Commercial lending teams were recruited in Eastern Massachusetts, New York, and Connecticut.  The Company also recruited a new commercial leasing team and expanded its small business lending program.  The Company made leadership changes focused on its core competencies and utilizing senior talent assembled in recent years.  In consumer lending, Berkshire shifted its origination leadership to the Syracuse team that joined the Company at the time of the Beacon Federal acquisition in the fourth quarter of 2012.  This team began expanding its existing prime auto lending program across Berkshire’s footprint and also implemented improvements in cross selling and processing home equity loans.  In response to the downturn in residential mortgage demand, the Company restructured its mortgage operations while also upgrading its originations systems and expanding its team recruitment.  The Company continues to target a business mix that satisfies its long term return on equity and interest rate sensitivity targets, and it uses financial derivatives with national institutional partners as an integral component of this strategy.  The Company believes that its risk disciplines and high quality underwriting standards are improving the long run risk profile of its credit portfolio.

In 2013, total loans increased by $192 million (5%).  During the first half of the year, total loans decreased by $118 million (3%).  This was followed by an increase of $310 million (8%) in the second half of the year, with increases in all major categories.  Throughout the year, commercial business loans grew at a double digit annualized pace as Berkshire maintained its focus on taking market share from national banks in variable rate relationship-focused commercial business loans.  The decrease in loans in the first half was concentrated in residential mortgages ($92 million) and commercial real estate loans ($61 million).  The Company sold residential mortgages in the first quarter and replaced them with shorter duration mortgage backed securities based on the Company’s interest rate risk management disciplines.  The decrease in commercial real estate loans was due to runoff of acquired impaired and non-relationship balances in the first half of the year in the highly competitive market for lower quality/higher yielding assets.  The Company had anticipated that these balances would be gradually reduced over time as other offsetting business was developed in these markets.  The Company adhered to its credit and pricing disciplines and accepted the decrease under these conditions.  Following an increase in interest rates at midyear, competitive conditions improved and total net loan growth resumed.  For the year, the balance of total loans from business activities increased by $544 million (21%) to $3.169 billion, representing 76% of the total portfolio.  The balance of loans acquired in business combinations decreased by $352 million (26%) to $1.011 billion, representing 24% of the total portfolio.

Berkshire’s total commercial loans increased by $91 million (5%) in 2013, while total commercial loans from business activities increased by $225 million (15%).  Eastern Massachusetts was the primary focus for commercial loan growth, including the contribution from the new Burlington (Route 128) team that was recruited in January together with the Westborough team (Route 495) recruited a year earlier.  Asset based loan outstandings increased by $39 million (15%) to $297 million and commercial balances also grew in New York and Connecticut, including the contribution from new commercial leadership recruited in Syracuse early in the year.  Commercial loan growth also included the benefit of assets acquired through regional loan participations and purchases and growth was net of SBA guaranteed loans sold during the year.  At year—end, total accepted commitments to originate new commercial loans totaled $111 million compared to $45 million at the start of the year.

Residential mortgage loan demand has generally favored fixed rate thirty year loans in recent years and the Company’s mortgage banking line of business has primarily sold new originations on a flow basis in the secondary market.  Additionally, the Company has periodically bought and sold seasoned loans within its regional footprint.  The total balance of residential mortgages reflects the contribution from the acquisition of smaller banks with higher proportionate mortgage balances.  The Company sold certain portfolio mortgages in the first half of the year as part of its interest rate risk management disciplines.  Following the industry-wide downturn in mortgage demand in the middle of the year, the Company promoted ten year adjustable rate mortgages which were retained in portfolio and contributed to growth in the second half of the year.  Total residential mortgages increased by $60 million (5%) for the full year due to this growth in the second half.

The consumer loan portfolio consists primarily of home equity loans and indirect auto loans, along with direct auto loans and second mortgages.  Management of consumer lending was transferred to the newly integrated Syracuse operations in 2013 following the Beacon Federal acquisition in the fourth quarter of 2012; Beacon had a strength in consumer lending reflecting its prior history as a credit union.

All of Berkshire’s consumer lending programs are targeted for prime grade loans; the Company does not operate subprime lending programs.  Berkshire has expanded Beacon’s existing indirect auto lending program to provide this consumer product across its geography.  Total auto and other consumer loans increased by 18% during the year due to this program expansion.  While home equity loans declined by 6% for the year, these balances increased by 1% in the final quarter as the Company focused on streamlining its processing and developing cross sale synergies across its geography and product lines.

The yield on average loans was little changed at 4.69% in 2013, compared to 4.71% in 2012.  The benefit of purchase accounting accretion for loans acquired in bank mergers offset the yield compression experienced due to continuing low interest rates.  The net accretion in 2013 included the new accretion from Beacon loans acquired in the fourth quarter of 2012.  The benefit of impaired loan collections to yield accretion including recovery of nonaccretable yield was viewed as unusually high in 2013 due to favorable market conditions for impaired assets as well as the initial workout activities for impaired loans acquired through the Beacon acquisition in the fourth quarter of 2012.  There is further information about the impact of accretion in the later discussion of net interest income in the results of operations section.

Berkshire favors a profile of income related interest rate risk that is neutral or asset sensitive and accepts a profile of equity at risk which is modestly liability sensitive due to market factors in the ongoing low rate environment.  The Bank offers back-to-back interest rate swaps to certain commercial loan customers, which allows the Bank to book a variable rate loan while providing the customer with a contract to fix its interest rate. This allows the Company to be more competitive with national financing sources without booking long-term, fixed rate assets at current low interest rates, as well as providing a source of fee income.  The percentage of loans adjusting within a year was 32% at year-end 2013, compared to 37% at the prior year-end.  The percentage of loans adjusting after five years increased slightly to 39% from 37% for these periods.  The Company estimated that the fair value of net loans equaled book value at year-end 2013, compared to a 1.2% excess over book value at the start of the year.  This reflected changes in the portfolio during the year, as well as the impact on fair value of higher medium term interest rates at year-end 2013.

Asset Quality.  Berkshire has a Chief Risk Officer and a Risk Committee of the Board which keep a close focus on maintaining strong asset quality, with greater focus on the loan portfolio due to the low risk characteristics of the investment portfolio.  This includes setting loan portfolio objectives, maintaining sound underwriting, close portfolio oversight, and careful management of problem assets and potential problem assets.  Additionally, merger due diligence is an integral component of maintaining asset quality.  Acquired loans are recorded at fair value and are deemed performing regardless of their payment status. Therefore, some overall portfolio measures of asset quality are not comparable between years or among institutions as a result of recent business combinations.  A general goal is to achieve significant resolutions of impaired loans acquired in bank mergers in the first year following the acquisition date.  Berkshire’s asset quality has reflected its strong credit disciplines together with the generally favorable economic characteristics of its footprint among U.S. regions through the last recession and recovery.

Net loan charge-offs were 0.29% of average loans in 2013 compared to 0.26% in 2012.  Loans acquired in business combinations are recorded at fair value, including the impact of estimated credit losses.  As these loans age, new losses are identified, and total net-charge-offs of acquired loans increased to $4.5 million in 2013 from $0.2 million in the prior year.  Net charge-offs of loans from business activities declined to $6.8 million from $8.7 million.  Net charge-offs of loans from business activities decreased to 0.24% of related average balances in 2013 from 0.34% in the prior year.

Year-end non-performing assets increased modestly to $30 million in 2013 compared to $27 million at the start of the year, measuring 0.53% of total assets compared to 0.52% at these respective dates.  The increase was primarily related to consumer loans acquired with the Beacon acquisition in the fourth quarter of 2012.  Loans which became non-performing during the year totaled $28 million in 2013, compared to $21 million in the prior year, including the full year impact of acquired loans. The impact of new non-performing assets was mostly offset by resolutions including upgrades, collections, and charge-offs.  The ten largest non-performing loans decreased to $11.8 million from $12.8 million during the year and were generally well secured, with $0.8 million in impairment reserves as of year-end.  The largest non-performing loan at year-end was $1.9 million.  For loans from business activities, the ratio of non-performing loans to total loans decreased to 0.58% from 0.88% during the year.

Loans classified as performing troubled debt restructurings increased to $8.3 million from $3.6 million during 2013 due to a limited number of commercial credits.  Loans totaling $2.5 million which were restructured in 2013 subsequently defaulted during the year.  Foreclosed real estate increased modestly to $2.8 million from $1.9 million during the year.  Accruing loans over 90 days past due improved to 0.22% of total loans from 0.48% during the year and the majority of these balances were acquired loans which were initially recorded as accruing regardless of delinquency status based on accounting rules for business combinations.  Loans delinquent 30-89 days decreased to 0.51% of total loans from 0.63% during the year.  At year-end 2013, loans deemed impaired totaled $39 million, compared to $42 million at the prior year-end.  At year-end 2013, the remaining carrying balance of purchased credit impaired loans was $30 million and the contractual amount owed on these loans was $53 million.  The comparable measures at year-end 2012 were $62 million and $108 million, respectively.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate. The Company’s methodologies for determining the loan loss allowance are discussed in Item 1 of this report and Item 8 includes further information about the accounting policy for the loan loss allowance and the Company’s accounting for the allowance in the consolidated financial statements.  During 2014, the Company enhanced its allowance methodology to include historic loss rates from its own portfolio as well as historic loss rates provided by a third party ratings service.

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

The total amount of the loan loss allowance increased by $0.1 million to $33.3 million in 2013.  The ratio of the allowance to total loans decreased to 0.80% from 0.83% during the year.  The allowance on loans from business activities decreased to 0.93% from 1.21% of these balances.  This included the impact of a decline in impaired balances, a change in loan mix, and improved environmental factors.  The allowance on acquired loans increased to 0.38% from 0.10% of these balances due to increased loss estimates on collectively evaluated loans. The year-end allowance provided 3.0X coverage of 2013 net charge-offs and 1.2X coverage of year-end non-accrual loans. The specific reserve for loans from business activities individually evaluated for impairment measured 5% of the related loan balances, demonstrating the general strength of collateral support for impaired commercial loans.

The credit risk profile of the Company’s loan portfolio is described in the Loan Loss Allowance note in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These

loans are referred to as criticized loans. Criticized loans were reduced in 2013 to $165 million (2.9% of assets)   from $187 million (3.5% of assets) due to targeted resolutions of balances acquired in business acquisitions.  The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest.  These loans have a possibility of loss if weaknesses are not corrected.  Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans.  Potential problem loans totaled $71 million at year-end 2013 compared to $62 million at the prior year-end.  The ten largest potential problem loans totaled $60 million at year-end 2013, with the largest such loan totaling $18 million.  This asset is an in-market commercial real estate participation loan on a retail/office property on interest-only payment terms during an interim tenant remarketing period with condition viewed as stable.  The Company’s evaluation of its credit risk profile also compares the amount of criticized assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance. This ratio was 37% at year-end 2013, compared to 43% at the prior year-end.

Other Assets.  Loans held for sale decreased due to the decline in mortgage originations volume.  Capital expenditure activity in 2013 was routine, including de novo branches and branch relocations.  As a result of restructuring activities certain assets were liquidated, written down, or held for sale at year-end.  Intangible assets decreased due to scheduled amortization of intangibles recorded in recent business combinations.  Total intangible assets, including goodwill, decreased to $271 million from $274 million during the year.  The cash surrender value of life insurance increased due to additional purchases of bank owned life insurance.  Net deferred tax assets decreased to $51 million from $58 million during the year as some assets became current due to the reversal of temporary deferrals and to ongoing earnings. The category of other assets decreased due to lower income tax receivables and lower derivatives assets resulting from changed valuations as a result of higher interest rates.

Deposits.  Berkshire continued to develop its deposit base in its footprint during 2013 while also making strategic adjustments in its funding strategies.  Ongoing organic activity included three branches that were opened/relocated and the development of administrative support in the two new Eastern Massachusetts regional offices.  The acquired Beacon operations, including $624 million in acquired deposits, were integrated in the first quarter of the year.  Other retail initiatives included brand promotions and further development of small business banking, Berkshire’s MyBanker service, and various cross sell programs.  Berkshire negotiated the purchase of 20 branches in Central New York which added an additional $440 million in balances when this purchase was completed shortly after year-end.

Berkshire adjusted its strategies in 2013 to reduce certain non-relationship deposit sources, including some sources that were part of the Beacon operations as well as certain commercial money market deposits.  These reductions took into account the anticipated benefit of low cost deposits acquired in the branch acquisition shortly after year-end.  Additionally, the Company managed its deposit sources in light of increased marginal impacts of deposit growth on the cost of participating in the Depositors Insurance Fund (DIF).  As part of its restructuring program, the Company consolidated five branches during the year to better balance growth and efficiency in targeted markets.

Total deposits decreased by $252 million (6%) to $3.85 billion in 2013 before $440 million in balances were added with the branch purchase in January 2014.  Deposits include deposits held by Berkshire Bank Municipal Bank, which is a New York subsidiary of Berkshire Bank.  The Bank is reducing its operations in this special purpose subsidiary which is restricted to municipal depositors.  Total deposits in this subsidiary decreased to $42 million at year-end 2013 from $54 million at the start of the year and are expected to further decline in 2014.

During 2013, total demand deposits increased by 1% for the year, including 5% annualized growth in the fourth quarter.  Berkshire targets low cost demand deposits as part of its relationship based development strategy for the acquisition of retail and commercial accounts.

The average cost of deposits decreased to 0.53% in the fourth quarter of 2013 from 0.59% in the fourth quarter of the prior year.  Berkshire seeks to maintain a flexible balance between supporting business volume growth in its regional markets while also supporting its net interest margin in light of ongoing yield compression for earning assets.  The Company believes it has further capacity to adjust funding costs in future quarters if appropriate based on market and interest rate conditions.  The Company expected the cost of the newly New York deposits to be in the range of 0.15 — 0.20% based on the higher proportion of lower cost transaction balances in the acquired branches.

The Bank is evaluating its future participation in the Depositors Insurance Fund which is supplemental to its FDIC insurance.  The Bank plans to continue to pursue net organic growth of its deposits.  If there are changes in this program, the Bank expects that current insured accounts will have reasonable notice and transition time if this supplemental insurance is modified.  The terms of FDIC insurance are unaffected by any changes in the supplemental insurance program.

Borrowings and Other Liabilities.  Berkshire utilizes borrowings to manage short term liquidity, to provide overnight funding for targeted asset classes, as medium term funding for portions of the loan portfolio, and for qualifying regulatory capital to support overall balance sheet soundness.  Most outstanding borrowings are from the Federal Home Loan Bank of Boston, but the Bank and the holding company also utilize other established short term funding sources. The Company balances the flexibility and cost advantage of short term borrowed funds with strategic objectives for deposit funding and liquidity.

Total borrowings increased by $616 million to $1.06 billion in 2013 and were the primary source of funds in 2013 for loan and investment growth and to fund targeted deposit reductions.  Short term borrowings increased by $709 million to $873 million.  All but $10 million of short term borrowings are from the Federal Home Loan Bank of Boston and are based on normal credit terms from the FHLBB.  The Company elected to extinguish certain FHLBB advances after-year end in conjunction with the New York branch purchase.

The cost of borrowings decreased to 1.69% in the fourth quarter of 2013 from 2.80% in the fourth quarter of 2012, as the volume of lower cost short-term Federal Home Loan Bank borrowings increased.  The average rate on this short term debt was 0.28% at year-end 2013.  The overall cost of borrowings includes the impact of related interest rate swaps.  In order to obtain fixed rate medium term funds as part of its interest rate risk management, the Company primarily relies on interest rate swaps associated with designated FHLB borrowings; time deposits are also utilized to provide longer duration fixed rate funds.  The Company utilized forward starting interest rate swaps to fix the interest rate on a portion of the new borrowings in 2013.  The Company elected to extinguish certain FHLB borrowings with a portion of the proceeds from the New York branch acquisition early in 2014.

Other liabilities of $82 million at year-end 2013 included $25 million in liabilities held for sale related to a branch outside of the Company’s footprint which was an operation acquired in a bank acquisition.  Also included in other liabilities are derivative liabilities totaling $12 million, which decreased from $30 million at the prior year-end due to the impact of higher market interest rates on the loss associated with derivative financial instruments.

Derivative Financial Instruments and Hedging Activities.  At year-end 2013, the notional value of the Company’s derivative financial instruments decreased by $407 million to $905 million from $1.313 billion at the start of the year due to a $565 million decrease in mortgage banking related derivatives.  This decrease was due to the decrease in mortgage banking activity and its impact on both interest rate lock commitments and forward sale commitments that hedge these interest rate locks.  There was no significant change in the year-end balance of interest rate swaps related to commercial loans.  The notional amount of all other derivative financial instruments increased due to a $155 million increase in cash flow hedges on the Company’s FHLBB borrowings.  This increase was concentrated in forward starting interest rate swaps fixing the interest rate on a portion of the $616 million increase in FHLBB borrowings recorded during the year as a result of growth in loans and investments and a reduction in deposits.

The net fair value liability associated with derivative instruments decreased to $4 million at year-end 2013 from $10 million at the start of the year due to a $9 million decrease in the loss on cash flow hedges as a result of higher interest rates, which was partially offset by a decline of $4 million in the net fair value of mortgage banking related instruments as a result of the lower volume in the mortgage pipeline at the end of 2013.

The year-end notional amount of cash flow interest rate swaps related to FHLBB borrowings was $410 million.  All of these interest rate swaps were subsequently terminated in association with the Company’s election to repay certain FHLBB advances as a result of the New York branch purchase.  The terminated swaps included $150 million currently paying at a rate of 2.61% with a weighted average maturity of 2.5 years and $260 million which were forward starting with, on average, a rate of 1.88% and a three year swap period beginning in mid 2015.  The Company entered into $300 million in new forward starting three year cash flow swaps on different FHLBB borrowings which start in the first half of 2016 with an average pay rate of 2.29%.

Stockholders’ Equity.  Berkshire pursues a balance of capital to maintain financial soundness while using common equity efficiently with the goal to produce a strong return on equity and book value growth as a basis for shareholder value creation.  A sound capital structure reduces risk and enhances shareholder return and access to capital markets to support the Company’s banking activities and the markets that it serves.  In its payment of dividends, management of treasury shares, issuance of equity compensation, and balancing of capital sources, the Company strives to achieve a capital structure that is attractive to the investment community and which satisfies the policy and supervision purposes of the Company’s regulators.  When Berkshire negotiates business combinations, it generally expects to use its common shares as a significant component of merger consideration and to balance the mix of cash and stock to arrive at a targeted capital ratio based on the characteristics of the combined banks.  All of the Company’s equity is owned by common stockholders.

In 2013, Berkshire increased its leverage modestly as assets grew by 7% and equity grew by 2%, with most comprehensive income being returned to shareholders through dividends and stock buybacks.  The ratio of tangible equity to tangible assets decreased to 7.5% from 7.8% and the ratio of equity to assets decreased to 12.0% from 12.6%.  Tangible equity is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets.  Total shares outstanding decreased by 0.4% to 25.0 million and stock buybacks offset shares issued for equity compensation including option exercises. As a result, tangible book value per share increased by 4.1% to $16.27 and total book value per share increased by 2%  to $27.08.  Due to an increase to $0.18 from $0.17 in the quarterly dividend beginning in the fourth quarter of 2012, the total dividend increased by 4.4% in 2013 and provided a 4.6% return on starting tangible book value per share of $15.63.

At year-end 2013, Berkshire Bank’s regulatory capital ratios exceeded the requirements to be considered “well capitalized”. The total risk-based capital ratio measured 11.6% and was little changed from 11.8% at the start of the year. The Company is a savings and loan holding company and is not subject to specific regulatory capital requirements as of year-end 2013.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Net income increased by $8.0 million (24%) to $41.1 million in 2013.  Earnings per share increased by $0.16 (11%) to $1.65.  Berkshire’s results in 2013 included a full year of operations for Beacon Federal (acquired in October 2012) and CBT — The Connecticut Bank and Trust Company (acquired in April 2012).  As a result, most categories of revenue, expense, income, and average balances increased due to these acquisitions in addition to organic growth from business activities.

During 2013, results were adversely affected by events in the first half of the year.  An industry-wide downturn in mortgage banking revenues began near midyear due to a sharp increase in long term interest rates.  Additionally, commercial lending revenues were adversely impacted by accelerated outplacements of acquired impaired and non-relationship loans due to institutional demand for these lower quality assets.  The near term impact of these events was partially offset by recoveries recorded to interest income through purchased loan accretion for collections of acquired impaired loans.  In response to these events, management initiated a restructuring program in the second half of the year, recording restructuring charges and lowering operating expenses. As a result of these events, net income decreased by 17% to $18.6 million in the second half of the year from $22.5 million in the first half of the year.  Earnings per share decreased to $0.75 from $0.90 for these respective periods.

Operating results in both years were also affected by merger, conversion, and restructuring expenses, together with gains recorded on securities and investments in acquired banks.  Berkshire views its net merger related costs as part of the economic investment for its acquisitions.  Conversion expenses were primarily related to the core systems conversion in 2012 which is a long term investment in the Company’s operating infrastructure.  Berkshire’s project management office oversees an ongoing program of Six Sigma process improvement projects.  These investments are intended to contribute to long term earnings growth and franchise value.  The Company expects to develop revenue synergies, operating efficiencies, and improved product and service capabilities based on the combination of its larger footprint and enhanced infrastructure.

The Company plans to resume earnings growth in 2014 based on positive operating leverage resulting from organic volume growth, disciplined expense management, and the accretive benefits of the New York branch acquisition.  Berkshire plans to benefit from market share growth based on the contribution of recruited commercial banking teams as well as expanded sales teams and cross sale activity in most of its business lines.

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

Total net revenue increased by $29.5 million (15%) to a record level of $227.0 million in 2013 due to the benefit of business combinations and organic growth.  Net revenue per share increased by 3% to $9.09 in 2013 from $8.84 in 2012.  Fee income decreased to 22% of net revenue in 2013 from 26% in the prior year due to the decrease in mortgage banking income.  Berkshire targets fee income at 30% or more of revenues over the long run.  This ratio declined from 28% in 2010 primarily because acquired banks had a higher reliance on net interest income as a revenue source.

Net revenue ended the year at a fourth quarter annualized run rate of approximately $222 million, which was a 7% decrease from the fourth quarter of the previous year due to a 10% impact from the decrease in mortgage revenues from the record level achieved in the fourth quarter of 2012.  Annualized fourth quarter revenue per share decreased by 9% to $8.94 from $9.78

Net Interest Income.  Berkshire targets growth in net interest income based on increased business volumes related to market share gains in its markets.  The Company also regularly evaluates the use of securities investments to contribute to income and profitability.  In 2013, total loans increased by 5%, which was below the Company’s targets.  This was due in part to the 26% runoff of higher yielding loans acquired in business combinations which was addressed in the previous discussion of changes in financial condition. This affected net interest income, together with Berkshire’s increased use of lower yielding investment as well as changes in loan mix and yield in the ongoing law interest rate enviorment.  Total average earning assets increased by 17% in 2013 compared to 2012, including the full year benefit of business combinations.

Total net interest income increased by $25.4 million (18%) to $168.8 million in 2013 due to the growth in average earning assets.  Interest income in 2013 also included a $1.3 million credit for an out of period adjustment.  The full year net interest margin increased slightly to 3.63% in 2013 from 3.62% in the prior year.  Fourth quarter net interest income decreased by 5% from year to year, measuring $159 million on an annualized basis in the final quarter of 2013. The fourth quarter net interest margin decreased to 3.26% from 3.67%.due to the aforementioned yield compression in 2013.

Net interest income includes purchased loan accretion on loans acquired in business combinations.  This includes amortization of accretable yield as well as recoveries of accretable and nonaccretable yield arising from the collection of acquired impaired loans.  Due to the Company’s workout activities and the premium market values for lower grade assets in 2013, total purchased loan accretion increased to $18.1 million in 2013 from $6.3 million in 2012.  Accretion in 2013 included $17.2 million related to commercial loans and $2.4 million for consumer loans, less a charge of $1.5 million for residential mortgages.  The unamortized balance of net accretable yield on impaired loans decreased by $5.7 million to $2.6 million at the end of 2013 and was expected to be substantially fully amortized in 2014.  The prospect for additional recoveries of accretable and/or non-accretable yield on future collections of acquired impaired loans is unpredictable but is expected to contribute positively to net interest income due to ongoing favorable conditions for resolving these loans.  At year-end 2013, the carrying amount of purchased credit impaired loans totaled $30 million, which was 57% of the contractual balance of these loans.  At year-end 2012, the carrying amount was  $62 million, which was also 57% of the contract balance of $108 million at that date.  These balances decreased during 2013 due to active collection activities on these loans.

The yield on loans decreased to 4.26% in the fourth quarter of 2013 from 4.73% in the fourth quarter of 2012.  The loan yield was 4.02% in the fourth quarter of 2013 excluding the benefit of purchased loan accretion, which totaled $2.4 million during that quarter, compared to $3.2 million in the same quarter of 2012.  The fourth quarter yield on investment securities decreased to 2.72% from 3.17% from year to year, reflecting portfolio growth in the low rate environment.  The cost of funds decreased to 0.73% from 0.84% including the impact of greater utilization of low cost short term borrowings together with ongoing reductions in deposit costs to 0.53% from 0.59%.

The quarterly net interest margin excluding loan accretion measured 3.07% in the final quarter of the year.  The Company expects to realize a margin benefit from the acquisition of the low cost New York branch deposits shortly after year-end, along with the termination of interest rate swaps as a result of the deposit acquisition.  While net interest income decreased by 3% from the second quarter to the fourth quarter of 2013, the Company’s goal is to produce future growth in net interest income including the benefit of the branch acquisition, an increase in loan balances, further investment purchases, and additional reductions in deposit funding costs.

The Company manages the pricing of its assets and liabilities with the objective of achieving an appropriate net interest margin and return on equity, while also achieving its asset/liability objectives. The Company strives to maintain a modestly asset sensitive interest rate risk profile so that earnings will benefit when interest rates increase from the very low levels that have existed in the most recent years. The current low level of interest rates is generally leading to tighter interest margins in the banking industry. The Company plans to actively manage its balance sheet and pricing and volume objectives to continue to balance current and long term earnings and profitability.

Non-Interest Income.  Most of Berkshire’s non-interest income is fee income, which generally represents business conducted with customers in Berkshire’s markets.  The Company pursues growth in market share and wallet share across its business lines, including banking, insurance, and wealth management.  In commercial banking, Berkshire pursues commercial business loans with relationships that provide non-interest bearing demand deposit balances and that utilize fee services including electronic banking and cash management services.

Non-interest income increased by $4.2 million (8%) to $58.2 million in 2013, including a $0.5 million out-of-period credit.  Fee income decreased by 1% and the increase in non-interest income was due to gains on equity securities and increased income from bank owned life insurance.  The small decrease in fee income resulted from the 58% reduction in mortgage banking revenue, which was mostly offset by other revenue, including a full year benefit from acquired operations.

The sharp industry-wide contraction in mortgage demand near mid-year was discussed in earlier sections.  This followed record volumes in the prior year.  The Company had anticipated a more gradual return to normalized market volumes and planned a gradual expansion of future operations to partially offset gradual market changes.  The sharp spike in rates depressed revenues more than the Company anticipated.  Mortgage banking revenue decreased by $7.2 million in 2013 to $5.2 million due to lower volume and margins.  Mortgage operations were restructured in the third quarter, and the Company expanded its recruitment of sales teams in the final quarter and continuing into 2014.  In the final quarter of 2013, the gross gain on sale margin was approximately 2.02%, compared to 2.21% in the prior quarter.  Mortgage banking revenues also varied from quarter to quarter depending on the volume of mortgages retained for portfolio.  In the second half of the year, due to the rise in rates on 30 year fixed rate mortgages, the Company promoted 10/1 adjustable rate mortgages which were retained for the portfolio.

Loan and deposit fee income increased in 2013, including the benefit of the acquired Beacon operations.  Loan fee income increased by $3.1 million (60%) to $8.2 million, including $3.9 million in loan servicing revenues, $1.6 million in commercial loan interest rate swap fees, and $1.5 million in revenue from seasoned loan sales.  Deposit fees increased by $2.7 million (18%) to $18.3 million.  These fees measured 0.47% of average deposits in 2013, compared to 0.45% in the prior year.  Included in these fees were overdraft fees which measured 0.20% of average deposits, compared to 0.18% in the prior year.  Wealth management fees increased by $1.4 million (19%) to $8.7 million in 2013, including the benefit of improved securities market prices together with organic account growth.  Total wealth and investment assets under management increased in 2013 to $1.3 billion at year-end.  Insurance revenues decreased by $0.8 million (7%) to $10.0 million due to volume and pricing conditions.  In the latter part of the year, the Company implemented new initiatives to expand the distribution of insurance products across the footprint and business lines with the goal of producing future revenue growth.

The Company recorded $4.8 million in securities gains in 2013 due to the sale of community bank common stock to realize gains as a result of strong market price appreciation in 2013.  The category of other non-interest income increased by $1.6 million to $2.9 million in 2013.  This category included $3.6 million in 2013 for bank owned life insurance and $0.7 million in book losses on tax credit limited partnerships with an offsetting $0.9 million credit to income tax expense.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The provision for loan losses totaled $11.4 million in 2013, compared to $9.6 million in 2012.  The provision for loan losses exceeded net loan charge-offs in both years, and resulted in an increase in the allowance for loan losses that was generally related to higher reserves on loans acquired in prior year business combinations as previously reported in the loan loss allowance discussion.

Non-Interest Expense.  Berkshire’s goal is to generate positive operating leverage, growing revenues through market share expansion and maintaining expense management disciplines.  Expense results also include merger and systems conversion costs that the Company views as economic investments in franchise expansion and infrastructure development.  The Company also incurs current costs for team recruitment, de novo branch expansion, and technology and process development as part of its long term strategy to occupy a leading position as a regional provider in its footprint.  In 2013, the Company created the position of Chief Administrative Officer in order to bring more focus to the revenue synergies, expense efficiencies, and sales and service process improvements that are possible as a result of recent expansion and systems conversions.  The project management office reports to this position and manages ongoing Six Sigma process improvement projects, as well as acquisition integration — including the Beacon operations integrated in 2013 and the New York branch acquisition which was completed shortly after year-end.  Also, in the third quarter of 2013, the Company initiated an expense restructuring program in order to focus on core competencies and adjust operations to the revenue downturn experienced during the year.  The Chief Administrative Officer also oversees expenses that the Company views as non-core in assessing its operating activities.

Total non-interest expense increased by $16.6 million to $157.4 million in 2013 including the full year impact of operations acquired in 2012.  This 12% increase was lower than the 15% revenue increase.  As a result of the restructuring program, the total of compensation/occupancy/technology expense decreased by 7% in the fourth quarter compared to the second quarter, and by 9% compared to the fourth quarter of 2012.  Fourth quarter annualized non-interest expense decreased to 2.70% of average assets in 2013 compared to 3.40% in the prior year.  Expense included total merger, conversion, and restructuring expense totaling $14.8 million in 2013 and $18.0 million in the prior year.  The Company does not view this expense as relating to future ongoing operating expense.  Net of this expense, total fourth quarter annualized non-interest expense was 2.52% of average assets in 2013, compared to 2.83% in the prior year.  Most major categories of expense increased due to acquired operations.  All other expense totaling $17.3 million in 2013 included $3.4 million lending expense, $3.3 million loan workout expense, and $10.6 million in other expense. Full time equivalent staff totaled 939 at year-end 2013 compared to 1,012 at the prior year-end as a result of positions that were consolidated through integration and restructuring activities.  An additional 92 full time equivalent staff were added with the purchase of 20 New York branches that was completed in January 2014.

Income Tax Expense.  The effective income tax rate was 29% in both 2013 and 2012.  Due to growth in pretax income, there was generally lower proportionate benefit related to tax advantaged income, including income from investments and bank owned life insurance.  The impact of these changes would have been to increase the effective tax rate, but this was offset by a decline in merger related disallowances compared to 2012, as well as a significant reduction in the valuation allowance on deferred tax assets due to the realization of securities gains in 2013.  State income tax expense in 2013 included a $1.0 million charge related to an out-of-period adjustment.  The effective tax rate includes numerous adjustments from the statutory rate which are detailed in the Income Taxes note in the consolidated financial statements.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed. In the insurance segment, a 7% decrease in revenues was partially offset by a 5% reduction in expenses, and net income decreased by $0.2 million (15%) to $1.2 million.

The Parent’s net interest income included dividends from the banking and insurance segments and non-interest income includes undistributed earnings of these segments. Parent non-interest expense included administrative expense and professional fees related to acquisitions. Most of the Parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.

Total Comprehensive Income.  While net income increased by 24% in 2013, total comprehensive income was unchanged at $35.1 million in 2013 compared to 2012.  The Company recorded a $6.1 million other comprehensive loss in 2013 compared to a $1.9 million gain in 2012.  Due to higher interest rates at year-end 2013, available for sale securities changed from an unrealized gain to an unrealized loss, resulting in a $20.0 million net change in the unrealized securities gain/loss position as a result of lower market values for fixed rate investment securities.  The Company had a partially offsetting impact related to its fixed rate interest rate swaps recorded as cash flow derivative hedges.  The unrealized loss on these hedges decreased by $8.7 million in 2013.  Total other comprehensive loss in 2013 also included small changes in other components and was net of a $6.1 million tax benefit.

Quarterly Results.  Quarterly results for 2013 and 2012 are presented in a note to the consolidated financial statements. In 2013, quarterly interest income was affected by changes in recoveries collected on acquired impaired loans which resulted in credits to purchased loan accretion included in interest income.  Interest income and expense were affected by a decrease in loans and deposits in the first half of the year, followed by a resumption in growth in the second half of the year.  Interest income was also affected by compression of asset yields (excluding purchased loan accretion) in the ongoing low interest rate environment.  Non-interest income was affected by a decline in mortgage banking revenue which began in the second quarter of 2013.  Non-interest income also included the benefit of securities gains on the sale of community bank common stock, particularly in the fourth quarter.  Variances in quarterly non-interest expense were primarily due to merger, conversion, and restructuring costs recorded during the year, including the completion of the Beacon integration in the first quarter and the initiation of a restructuring program in the second half of the year.  Net income in the first quarter   included the impact of merger expenses.  Income improved in the second quarter as these expenses declined and the effective tax rate improved.  Net income decreased in the third quarter due to the downturn in mortgage revenue and the recordation of restructuring costs, despite the high level of purchased loan accretion recorded in that quarter.  Income increased in the fourth quarter due to the benefit of organic loan growth and securities gains.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Berkshire’s results in 2012 and 2011 included operations acquired in both years.  As a result, most categories of revenue and expense increased due to these acquisitions in addition to ongoing operations.  Earnings per share were affected by shares issued as merger consideration.  Eight bank branches acquired in the Legacy acquisition in the third quarter of 2011 were designated as discontinued operations and were divested in the following two quarters.  All references to revenue and expense in this discussion exclude these discontinued operations.  Operating results were also affected by merger and conversion expenses, and gains recorded on investments in acquired banks.

Net income increased by $15.8 million (91%) to a record $33.2 million in 2012, compared to $17.3 million in 2011.  Earnings per share increased by $0.52 (54%) to $1.49 from $0.97.  Net merger and conversion items, including securities gains and results of discontinued operations, totaled $11.1 million and $10.4 million after-tax in 2012 and 2011 respectively.  These amounts equated to $0.49 per share and $0.57 per share in 2012 and 2011 respectively.

The fourth quarter of 2012 was the first quarter in which results included all acquired operations.  Net income totaled $9.3 million ($0.38 per share) in that quarter.  Net merger and conversion items as described above were $3.9 million ($0.16 per share).  The fourth quarter return on equity was 5.9%.

Total Net Revenue.  Total net revenue increased by $55 million (39%) to a record level of $197 million in 2012.  Net revenue per share increased by 12% to $8.84 in 2012 compared to $7.93 in 2011, primarily reflecting the accretive revenue benefit of business combinations.  Due to higher mortgage banking revenues, fee income was 26% of net revenue in 2012 compared to 24% in 2011

Net Interest Income.  Net interest income increased by $37 million (35%) to $143 million in 2012, compared to 2011, including the benefit of the bank acquisitions net of discontinued operations.  This included a full year’s benefit from 2011 acquisitions together with a partial year benefit from 2012 acquisitions.

The net interest margin increased to 3.62% in 2012 from 3.57% in 2011.  The margin benefited from the addition of acquired bank balances.  Based on fair value analyses performed as of the acquisition date, the net interest margin of acquired Beacon accounts was estimated at approximately 4.9%.  This primarily reflected the higher yield assigned to acquired higher risk and impaired loans, including recording all impaired loans as accruing in accordance with accounting principles.  Additionally, the yields assigned to acquired time deposits and borrowings reflected current low interest rates and remaining maturities.  Berkshire estimated that its net interest margin from business activities was declining during 2012.  This reflected the impact of asset repricings in the ongoing low interest rate environment, while deposit liability cost reductions were limited by competitive market conditions and the near zero level of many short term market interest rates.  The net amount of purchase accounting loan accretion credited to net interest income was $6.3 million in 2012, compared to $3.2 million in 2011.

Changes in asset yields and funds cost in 2012 included both the full year impact of acquisitions in 2011 as well as the partial year impact of acquisitions in 2012.  Changes in fourth quarter yields and costs were indicative of changes in the run rate of these data from the end of 2011 to the end of 2012.  The Company operated in an ongoing low interest rate environment, with further lows in long term rates in the second half of 2012.

The yield on earning assets decreased by 18 basis points to 4.43% in 2012, with the negative impact of asset repricings partially offset by the higher yield on acquired loans.  This yield was 4.49% in the fourth quarter of the year, which was unchanged from the fourth quarter of the prior year due to the benefit of Beacon assets acquired in the fourth quarter of 2012.  The cost of funds decreased by 24 basis points in 2012 to 0.84%, reflecting lower deposit and borrowings costs.  The cost of deposits decreased from 0.87% in 2011 to 0.65% in 2012, and declined to 0.59% in the fourth quarter of the year.  This reflected the reductions in rates paid on all major categories of deposits.  Lower deposit costs also reflected the strong growth rate in non-interest bearing demand deposits during the year.  The cost of borrowings trended down through the third quarter of 2012 and then increased to 2.80% in the last quarter of the year.  This was due to the $75 million in subordinated debt financing issued for the Beacon acquisition at the end of the third quarter with a 6.875% coupon.

Non-Interest Income.  Berkshire acquired mortgage banking operations in 2012 and experienced record mortgage origination in the second half of the year due to record low interest rates.  Mortgage banking became the second largest source of non-interest income in 2012 and was the largest source in the second half of the year.  The industry also experienced unusually high margins in mortgage banking operations during the year.  Non-interest income totaled $54 million in 2012 and increased by $18 million (51%) over the prior year including the impact of business combinations The $18 million increase included $12 million in growth in mortgage banking income.  Excluding mortgage banking income, all other non-interest income increased by $6 million (18%) primarily due to the benefit of business combinations, and including the benefit of gains on the sale of seasoned loans and payments from new insurance and merchant processing vendors.  Mortgage origination income totaled $12.4 million in 2012 compared to $0.4 million in 2011.  Most mortgage production in both years was fixed rate and Berkshire sells most of its fixed rate production to the secondary markets.  Income on mortgages held for sale is recorded when mortgage applications are rate locked based on hedges and forward commitments at that time.

All other loan related income totaled $5.9 million in 2012, and included contributions from commercial loan servicing fees and interest rate swap income recorded on commercial lending activity.  Deposit related fee income measured 0.45% of average deposit balances in 2012, compared to 0.50% in 2011.  This reduction included the impact of deposits of acquired banks which had a lower proportion of fee producing deposit products and commercial balances.

Insurance fee income decreased by 2% in 2012.  Due to changing industry conditions, the Company converted a significant portion of its policies to new carriers and surpassed its expectations for account retention.  Insurance income has become less seasonal as a result of this change.  Insurance income in 2012 included approximately $1.0 million related to successful account transition management, which offset a decrease in contingency income due to adverse claims experience resulting from weather events in 2011.  Wealth management income increased by 25% primarily due to a full year benefit of Legacy operations acquired in July 2011.  Fourth quarter wealth management fee income increased by 13% in 2012 compared to 2011, due to account growth and improved securities market prices on which much of the income is indexed.  Total assets under management, including investment account balances, increased by 14% to $1.1 billion at year-end 2012, reflecting success in gaining market share based on service and investment performance.

The Company reported net gains totaling $1.4 million in 2012 and $2.0 million in 2011 which were primarily related to gains recorded at the time of the acquisition of merged banks as a result of common stock investments which had been made prior to merger discussions as part of the Company’s ongoing program to invest in common stock of regional community banks.  In 2012, the Company reported $1.3 million in all other non-interest income.  This included the benefit of income on bank owned life insurance policies.  This benefit was partially offset by losses on tax shelter limited partnership interests; these losses are more than offset by the benefit to income tax expense due to income tax credits from these partnerships, which include low income housing and wind and solar power generation.  Due to the seasoning of these partnerships, the related losses decreased, resulting in the increase in all other non-interest income.

Provision for Loan Losses. The provision for loan losses totaled $10 million in 2012, compared to $8 million in 2011.  The provision for loan losses exceeded net loan charge-offs in both years, and resulted in an increase in the allowance for loan losses that was generally related to higher reserves on acquired loans as previously reported in the loan loss allowance discussion.

Non-Interest Expense.  Total non-interest expense increased in 2012 by $24 million (21%) to $141 million.  This included a full year’s impact from 2011 acquisitions together with a partial year impact from 2012 acquisitions.  Non-

interest expense included conversion and merger related expenses totaling $18 million in 2012 and $20 million in 2011.  Merger related expense included compensation and severance costs, professional services, and premises related charges.  Conversion expense was primarily related to the Company’s core systems conversion in September 2012.

Most major categories of expense increased due to the additional expenses related to acquired operations.  Full time equivalent staff totaled 1,012 employees at year-end 2012 compared to 760 at year-end 2011 (excluding staff related to discontinued operations).  FDIC insurance expense continued to decrease to 0.08% of average deposits in 2012, compared to 0.12% in the prior year.  Expense of other real estate owned also decreased from higher levels in 2011 that resulted from write-downs of properties that were subsequently liquidated.  Amortization of intangible assets increased to $5.3 million in 2012 from $4.2 million in the prior year, due primarily to the core deposit intangibles recorded for the bank acquisitions in both years.

Income Tax Expense on Continuing Operations.  The effective tax rate on income from continuing operations was 28% in 2012, compared to 10% in 2011.  The increase in rate is primarily due to the higher level of pretax income and the lower proportionate benefit of tax advantaged income from investments and bank owned life insurance.  These two items provided a 7% reduction in the effective tax rate in 2012, compared to the 35% federal statutory rate.  Additionally, the benefit from tax credit limited partnerships and other items offset the expense of the 4% effective rate of state income taxes.

Discontinued Operations.  Discontinued operations consisted of eight former Legacy Bank branches held for sale in the second half of 2011.  Four branches in Berkshire County were divested in the fourth quarter for a net gain.  The related effective tax rate was 80% due to the non-deductibility of goodwill for income tax purposes in determining the taxable gain on divestiture.  Four branches in New York were divested in January 2012 with a loss resulting from conversion expenses.  Discontinued operations provided $0.05 in earnings per share in 2011 and a loss of $0.03 in 2012.

Results of Segment and Parent Operations Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed. In the insurance segment, a 3% decrease in revenues was offset by a reduction in expenses so that net income was little changed between 2012 and 2011.

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

LIQUIDITY AND CASH FLOWS

Liquidity is the ability to meet cash needs at all times with available cash and from established external liquidity sources or by conversion of other assets to cash at a reasonable price and in a timely manner.  At year-end 2013, the parent company had $40 million in cash and equivalents, which was unchanged from the start of the year.  This cash was held on deposit in the Bank.  The primary ongoing source of funding for the parent company is dividend payments from the Bank and from Berkshire Insurance Group.  These subsidiaries paid $30 million in dividends to the parent in 2013, compared to $17 million in 2012.  The Company has a $10 million unsecured line of credit for working capital purposes; this line was fully utilized at each of the last two year-ends.  The main uses of liquidity are the payment of common stockholder dividends, routine operating expenses, debt service on outstanding borrowings and debentures, purchases of treasury stock, and bank acquisitions.  The Company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period.  Sources and uses of cash at the parent are reported in the condensed financial statements of the parent company included in the notes to the consolidated financial statements.  There are certain restrictions on the payment of dividends by the Bank as discussed in the Stockholders’ Equity note to the consolidated financial statements.  As of year-end 2013, the statutory limit on future dividend payments by the Bank totaled $39 million.  This amount is based on retained earnings of the Bank and is expected to be supplemented by future bank earnings in accordance with the statutory formula.

The Bank’s primary ongoing source of liquidity is customer deposits and the main use of liquidity is the funding of loans and lending commitments. Additional routine sources are borrowings, repayments of loans and investment securities, and the sale of investment securities.  In 2013, the primary uses of funds were loan growth, purchases of investment securities, and targeted reductions of non-relationship deposits.  The primary source of funds was short term borrowings from the FHLBB.  The Bank closely monitors its liquidity position on a daily basis. Sources of borrowings include advances from the FHLBB and borrowings at the Federal Reserve Bank of Boston.  As of year-end 2013, based on its arrangements and collateral amounts, the Bank had potential borrowing capacity totaling $416 million with the Federal Home Loan Bank of Boston.  The Bank is also expanding its relationships with correspondent banks and securities firms to maintain availability for overnight borrowings and repurchase agreements.  The Bank utilizes the mortgage secondary market as a source of funds for residential mortgages which are sold into that market.  Secondary market counterparties include federal mortgage agencies and national financial institutions.  The Bank also utilizes national bank counterparties for derivative instruments that it uses in conjunction with its borrowing and mortgage banking activities.

The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition.  Due to the unusual and prolonged low interest rate environment, there is uncertainty about the behavior of deposits if interest rates increase at some future time as anticipated.  The Company believes that its market positioning and relationship focus will generally enhance the stability of its deposits, and it also models various scenarios for the purpose of contingency liquidity planning.  The

Bank offers 100% insurance on all deposit balances as a result of the combination of FDIC insurance and the Massachusetts Depositors Insurance Fund.  Due to its growth, the Bank is considering alternatives to its use of DIF supplementary insurance and its liquidity planning has expanded as a result.  The Bank relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors and executive management and the Board reviews liquidity metrics and contingency plans on a regular basis.

CAPITAL RESOURCES

The Bank must satisfy various regulatory capital requirements.  Regulatory capital requirements are discussed in the Regulation and Supervision section of Item 1, in the Risk Factors discussion, and in the Stockholders’ Equity note to the consolidated financial statements. Please also see management’s discussion of financial condition for additional information about liquidity and capital at year-end 2013.  In November, 2012, the Company renewed a universal shelf registration with the Securities and Exchange Commission for the issuance of up to $150 million in securities, including debt securities, common stock, or preferred stock.  The Company did not issue any securities under the previous registration, and does not have any specific plans for issuances under the current registration.  The Company is assessing the impact of the new Basel III capital standards previously discussed in the discussion on Regulation and Supervision in this report.  At this time, the Company does not anticipate any material impact on its operations from these new capital standards.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise.  Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios.  Berkshire’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark.  The Capital Committee of Berkshire’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels.  The Company believes that the market for its stock is an additional capital resource over the long run.  Additionally, the Company continues to monitor market conditions for Tier Two regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/or the Bank.

AVERAGE BALANCES, INTEREST, AVERAGE YIELDS/COST AND RATE/VOLUME ANALYSIS

Tables with the above information are presented in Item 6 of this report.

CONTRACTUAL OBLIGATIONS

The year-end 2013 contractual obligations were as follows:

Item 7-7A - Table 1 - Contractual Obligations

(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

FHLBB borrowings (1)	$964,428	$892,525	$20,000	$16,583	$35,320
Subordinated notes	89,679	—	—	—	89,679
Operating lease obligations (2)	51,519	5,980	9,341	6,885	29,313
Purchase obligations (3)	99,304	17,607	30,469	25,614	25,614
Total Contractual Obligations	$1,204,930	$916,112	$59,810	$49,082	$179,926

Merger related obligations are not included.

(1) Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2027 and the rates vary by borrowing.

(2) Consists of leases, bank branches and ATMs through 2039.

(3) Consists of obligations with multiple vendors to purchase a broad range of services.

Further information about borrowings and lease obligations is in the notes on borrowings and commitments to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the notes to the consolidated financial statements and in the above discussion relating to payments due under contractual obligations.  Information about derivative financial instruments and hedging activities is reported in the related note to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.  In addition to the contractual arrangements discussed above, at year-end 2013 the Bank had an agreement to purchase 20 branches and related deposits as described in the subsequent events note to the financial statements and this purchase was completed on January 17, 2014.  This transaction included the assumption of operating lease obligations for these operations.

FAIR VALUE MEASUREMENTS

The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations.  These measurements are discussed further in the mergers and acquisitions note to the consolidated financial statements.

The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. Recurring fair values of financial instruments primarily relate to the trading security, securities available for sale, loans held for sale, and derivative instruments. A valuation hierarchy is utilized based on generally accepted accounting principles. Measurements based on Level 3 inputs rely the most on subjective management judgments. Level 3 recurring measurements relate primarily to the trading security and derivative instruments.  Non-recurring fair value measurements primarily relate to impaired loans, capitalized mortgage servicing rights, and other real estate owned.  When measurement is required, these measures are generally based on Level 3 inputs.

The Company also provides a summary of estimated fair values of financial instruments at each quarter-end. The category of financial assets with the most significant difference historically between carrying value and fair value is the net loan category, which is valued based entirely on Level 3 analysis. The fair value of loans is estimated to be at a $7 million dollar premium to carrying value at year-end 2013, compared to a $49 million (1.2%) premium to carrying value at year-end 2012.  The premium value of loans has narrowed based on higher prepayment speeds and lower replacement yields despite the benefit of ongoing improvement in the credit profile of the portfolio.  Additionally, the change in the premium value of loans reflects higher medium term interest rates at year-end 2013 compared to year-end 2012, which had a negative impact on the value of fixed rate obligations.  At both measurement periods, the discount related to subordinated borrowings generally offset the excess fair value of deposits over carrying amounts and included the impact of higher interest rates at year-end 2013.  The reduction in the premium value of loans therefore contributed to a reduction in the net economic value of equity related to those instruments, based solely on the measures used for the purpose of this analysis.  This change reflects the pressure on net interest margins and the increase in long term interest rates at year-end 2013, but does not take into account the non-interest income generated by these customer relationships or the long term intangible value of the Company’s franchise in its markets.

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

Item 7-7A - Table 2 - Qualitative Aspects of Market Risk

Change in Interest Rates-Basis	1- 12 Months		13- 24 Months
Points (Rate Ramp)	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2013
+ 300	$(3,395)	(2.13)	$(1,872)	(1.19)%
+ 200	(2,398)	(1.51)	(937)	(0.59)
+ 100	1,165	0.73	6,312	4.00
- 100	(3,664)	(2.30)	(9,262)	(5.87)

At December 31, 2012
+ 300	$2,018	1.35%	$5,757	3.99%
+ 200	1,126	0.75	3,732	2.59
+ 100	463	0.31	1,779	1.23
- 100	(3,418)	(2.28)	(10,683)	(7.40)

At year-end 2013, the table above shows that Berkshire’s net interest income at risk was estimated to be asset sensitive in the event of a 100 basis point rate increase, with modest liability sensitivity in the event of larger rate increases.  This position reflected the increased use of short term FHLB borrowings prior to the acquisition of New York deposits which was completed in January 2014.  The Company anticipated that its net interest income would be modestly asset sensitive in year two of all modeled two year ramp scenarios including the acquired New York deposits.

In addition to net interest income, some sources of non-interest income are sensitive to changes in interest rates and market conditions, including mortgage banking fees and commercial loan interest rate swap revenue.  Mortgage banking fees declined significantly in 2013 due to a steepening of the yield curve which caused an industry-wide reduction in revenue as a result of lower volumes and margins.  Changes in interest rates can also affect loan and security prepayment speeds, which can result in changes in the amortization of premiums and discounts.  Additionally, in 2013 interest rate related changes in market conditions contributed to an accelerated outflow of impaired loans acquired in bank acquisitions.  Securities market conditions contributed to growth in wealth management revenues.  The Company monitors interest rate and market conditions in managing these sources of market risk to its operating results and financial condition.

The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks.  The Company believes that it is a strategic strength to avoid excess long term earnings at risk when interest rates rise in the future, as anticipated.  At year-end 2013, the Company estimated that the economic value of equity would decrease by approximately 10% in the event of a 200 basis point interest rate shock, which was within the Company’s policy limits.  This reflected the impact of fixed rate assets on medium and long term modeled net interest income if interest rates increase.  This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results.  The acquisition of New York deposits shortly after year-end was expected to result in a significant reduction in the value of equity at risk in the event of an upward movement in interest rates due to the low cost and anticipated stability of these rural personal and small business deposits.

In the unusual current economic and financial circumstances in the national markets, modeling assumptions depend significantly on subjective judgment which cannot be readily verified by historic data.  Additionally, due to the Company’s expansion into new markets, it has more revenues dependent on customer behaviors in products and markets where it has less historic background for its modeling assumptions.  The most significant modeling assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change.  The rate sensitivity depends on the underlying amount of market rate change and the type of deposit account.  The percentage rate movements are as follows: NOW accounts—ranging between 0% and 35%; money market accounts—ranging between 15% and 60%; and savings accounts—ranging between 15% and 40%.  The total impact of deposit sensitivity assumptions in the model results in approximately an 80 basis point upward move in deposit costs at the end of two years in the Company’s model of a 200 basis point upward shift in interest rates.

One of the significant limitations of the simulation is that it assumes parallel shifts in the yield curve. Actual interest rate risks are often more complex than this scenario.  Due to ongoing distortions in the markets as a result of federal monetary policy, there is elevated uncertainty about future market conditions and about customer demand and behaviors in the event of future interest rate changes.  Assumption changes in 2013 were based on a review of past performance and future expectations and were not viewed as material.  Further, as it grows, the Company is evaluating changes in its supplemental deposit insurance.  Changes in deposit protection can result in additional sensitivity to the interest rate structure and demand for the Company’s deposit products, and this sensitivity could increase when interest rates rise above the current low levels.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2013.  Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposals to be Voted on by Stockholders — Proposal 1 - Election of Directors” in Berkshire’s Proxy Statement for the 2014 Annual Meeting of Stockholders (“Proxy Statement”)  is incorporated by reference.

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Michael P. Daly	52	Chairman, President & Chief Executive Officer
George F. Bacigalupo	59	Executive Vice President, Commercial Banking
Sean A. Gray	37	Executive Vice President, Retail Banking
Josephine Iannelli	41	Executive Vice President, Chief Financial Officer
Linda A. Johnston	61	Executive Vice President, Human Resources
Richard M. Marotta	55	Executive Vice President, Chief Risk & Administrative Officer

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

George F. Bacigalupo was promoted to Executive Vice President of Commercial Banking in October 2013 having previously served as Senior Vice President, Chief Credit Officer since 2011.  Mr. Bacigalupo is responsible for business banking, including the asset based lending and leasing business lines.  Previously, Mr. Bacigalupo was EVP of Specialty Lending at TD Banknorth, where he established the ABL and other middle-market lending groups and oversaw commercial banking relationships with $5 billion in total committed credit. Subsequently, at TD Bank, he was the Senior Lender for New England.

Sean A. Gray was promoted to Executive Vice President, Retail Banking in 2010, having previously served as Senior Vice President, Retail Banking since April 2008.  Mr. Gray manages retail banking (including deposits, lending, fee services, branches, and call center) along with mortgage banking, small business banking, marketing, deposit operations and facilities.   Mr. Gray joined the Company in January 2007 as First Vice President, Retail Banking.  Prior to joining the Bank, Mr. Gray was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

Josephine Iannelli was promoted to Executive Vice President, Chief Financial Officer in January 2014 having previously served as Senior Vice President, Chief Accounting Officer since March 2013. In her current role, she manages the Company’s accounting and finance functions.  Ms. Iannelli has 20 years of financial experience beginning with accounting policy roles at KPMG and KeyCorp. She joined National City Corporation in 2002 leading the accounting policy group and served in various roles at the bank through their acquisition and integration into PNC Financial. She has also provided independent accounting consulting services for top ten national banks.

Linda A. Johnston was promoted to Executive Vice President, Human Resources in 2010, having previously served as Senior Vice President since November 2002. Ms. Johnston manages the Company’s human resources functions and serves as a key advisor to the Compensation Committee of the Company’s Board of Directors.  She is also a Director of the Company’s Foundations.  Ms. Johnson has been with the Company for more than 30 years.

Richard M. Marotta joined the Company as Executive Vice President and Chief Risk Officer in January, 2010 and was promoted to Chief Administrative Officer in July 2013.  He is responsible for overall risk management, commercial credit underwriting, loan workout, loan review, loan documentation, commercial loan servicing, compliance, information technology, and project management.  Mr. Marotta was previously Executive Vice President and Group Head, Asset Recovery at KeyBank.  He has extensive career experience in credit and risk management, including asset based lending portfolios.

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

(d)                                 Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2013, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

	Number of securities		Number of securities remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders	420,000	$21.73	333,000

Equity compensation plans not approved by security holders	—	—	—

Total	420,000	$21.73	333,000

In 2013, the Company’s shareholders approved a new equity compensation plan which was to become effective by action of the Board of Directors.  That plan was made effective shortly after year-end 2013, and the available shares from that plan are not included in the plan information provided above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                           [1]                                 Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]                            Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]                            Exhibits

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (3)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (5)
10.3	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and George F. Bacigalupo
10.4	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Josephine Iannelli
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (6)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (7)
10.7	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M.

Marotta (8)
10.8	Non-Competition and Consulting Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and J. Williar Dunlaevy, dated as of April 6, 2011 (9)
10.9	Endorsement Agreement by and among Berkshire Hills Bancorp, Inc. and Geno Auriemma dated as of May 14, 2012 (10)
10.10	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (11)
10.11	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (12)
10.12	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (13)
10.13	Berkshire Bank 2013 Executive Short Term Incentive Plan
10.14	Form of Berkshire Bank Employee Severance Compensation Plan (1)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
21.0	Subsidiary Information
23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on December 18, 2012.
(3)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(5)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(6)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(7)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(8)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(9)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-4 as filed on April 20, 2011, Registration No. 333-173404.
(10)	Incorporated by reference from Exhibit 10.16 to the Form 10-Q as filed on August 16, 2012.
(11)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(12)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.
(13)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 17, 2014	By:	/s/ Michael P. Daly
Michael P. Daly
Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	Chairman, President & Chief Executive Officer	March 17, 2014
Michael P. Daly	(principal executive officer)

/s/ Josephine Iannelli	Executive Vice President, Chief Financial Officer	March 17, 2014
Josephine Iannelli	(principal financial and accounting officer)

Director
John W. Altmeyer

/s/ Lawrence A. Bossidy	Lead Independent Director	March 17, 2014
Lawrence A. Bossidy

/s/ Robert M. Curley	Director	March 17, 2014
Robert M. Curley

/s/ John B. Davies	Director	March 17, 2014
John B. Davies

/s/ Rodney C. Dimock	Director	March 17, 2014
Rodney C. Dimock

/s/ J. Williar Dunlaevy	Director	March 17, 2014
J. Williar Dunlaevy

/s/ Susan M. Hill	Director	March 17, 2014
Susan M. Hill

/s/ Cornelius D. Mahoney	Director	March 17, 2014
Cornelius D. Mahoney

Director
Laurie Norton Moffatt

/s/ Richard J. Murphy	Director	March 17, 2014
Richard J. Murphy

/s/ Barton D. Raser	Director	March 17, 2014
Barton D. Raser

/s/ D. Jeffrey Templeton	Director	March 17, 2014
D. Jeffrey Templeton

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

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

/s/ Michael P. Daly	/s/ Josephine Iannelli
Michael P. Daly	Josephine Iannelli
Chairman, President & Chief Executive Officer	Executive Vice President, Chief Financial Officer
March 17, 2014	March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Berkshire Hills Bancorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
March 17, 2014

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2013	2012
Assets
Cash and due from banks	$56,841	$63,382
Short-term investments	18,698	34,862
Total cash and cash equivalents	75,539	98,244

Trading security	14,840	16,893
Securities available for sale, at fair value	760,048	466,169
Securities held to maturity (fair values of $45,764 and $52,490 in 2013 and 2012, respectively)	44,921	51,024
Federal Home Loan Bank stock and other restricted securities	50,282	39,785
Total securities	870,091	573,871

Loans held for sale, at fair value	15,840	85,368

Residential mortgages	1,384,274	1,324,251
Commercial mortgages	1,417,120	1,413,544
Commercial business loans	687,293	600,126
Consumer loans	691,836	650,733
Total loans	4,180,523	3,988,654
Less: Allowance for loan losses	(33,323)	(33,208)
Net loans	4,147,200	3,955,446

Premises and equipment, net	84,459	86,461
Other real estate owned	2,758	1,929
Goodwill	256,871	255,199
Other intangible assets	13,791	19,059
Cash surrender value of bank-owned life insurance	101,530	88,198
Deferred tax assets, net	50,711	57,729
Other assets	54,009	75,305
Total assets	$5,672,799	$5,296,809

Liabilities
Demand deposits	$677,917	$673,921
NOW deposits	353,612	379,880
Money market deposits	1,383,856	1,388,514
Savings deposits	431,496	487,505
Time deposits	1,001,648	1,170,589
Total deposits	3,848,529	4,100,409
Short-term debt	872,510	163,150
Long-term Federal Home Loan Bank advances	101,918	195,321
Subordinated notes	89,679	89,617
Total borrowings	1,064,107	448,088
Other liabilities	82,101	81,047
Total liabilities	4,994,737	4,629,544

Commitments and contingencies (See note 17)

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized; 26,525,466 shares issued and 25,036,169 shares outstanding in 2013; 50,000,000 shares authorized; 26,525,466 shares issued and 25,148,522 shares outstanding in 2012)	265	265
Additional paid-in capital	587,247	585,360
Unearned compensation	(5,563)	(3,035)
Retained earnings	141,958	122,014
Accumulated other comprehensive loss	(9,057)	(2,979)
Treasury stock, at cost (1,489,297 shares in 2013 and 1,376,9442 shares in 2012)	(36,788)	(34,360)
Total stockholders’ equity	678,062	667,265
Total liabilities and stockholders’ equity	$5,672,799	$5,296,809

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011
Interest and dividend income
Loans	$186,115	$160,936	$124,398
Securities and other	17,626	15,003	13,862
Total interest and dividend income	203,741	175,939	138,260
Interest expense
Deposits	20,859	22,482	23,372
Borrowings and subordinated notes	14,130	10,069	8,368
Total interest expense	34,989	32,551	31,740
Net interest income	168,752	143,388	106,520
Non-interest income
Loan related income	8,247	5,152	2,724
Mortgage banking income	5,235	12,403	436
Deposit related fees	18,340	15,593	13,641
Insurance commissions and fees	10,020	10,821	11,088
Wealth management fees	8,683	7,296	5,838
Total fee income	50,525	51,265	33,727
Other	2,949	1,306	(37)
Gain on sales of securities, net	4,758	300	14
Non-recurring gain, net	—	1,185	2,099
Total non-interest income	58,232	54,056	35,803
Total net revenue	226,984	197,444	142,323
Provision for loan losses	11,378	9,590	7,563
Non-interest expense
Compensation and benefits	71,134	64,081	49,545
Occupancy and equipment	22,540	19,469	15,317
Technology and communications	12,944	9,467	7,457
Marketing and promotion	2,596	2,031	1,539
Professional services	6,569	5,785	4,669
FDIC premiums and assessments	3,473	3,377	3,205
Other real estate owned and foreclosures	700	281	2,003
Amortization of intangible assets	5,268	5,339	4,236
Merger, restructuring and conversion related expenses	14,848	18,019	19,928
Other	17,287	12,957	8,543
Total non-interest expense	157,359	140,806	116,442
Income from continuing operations before income taxes	58,247	47,048	18,318
Income tax expense	17,104	13,223	1,884
Net income from continuing operations	41,143	33,825	16,434
(Loss) income from discontinued operations before income taxes (including gain on disposals $63 in 2012 and $4,962 in 2011)	—	(261)	4,684
Income tax expense from discontinued operations	—	376	3,770
Net (loss) income from discontinued operations	—	(637)	914
Net income	$41,143	$33,188	$17,348

Basic earnings per share:
Continuing Operations	$1.66	$1.52	$0.92
Discontinued operations	—	(0.03)	0.05
Total basic earning per share	$1.66	$1.49	$0.97

Diluted earnings per share:
Continuing Operations	$1.65	$1.52	$0.92
Discontinued operations	—	(0.03)	0.05
Total diluted earnings per share	$1.65	$1.49	$0.97

Weighted average common shares outstanding:
Basic	24,802	22,201	17,885
Diluted	24,965	22,329	17,952

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2013	2012	2011

Net income	$41,143	$33,188	$17,348
Other comprehensive (loss) income, before tax:
Changes in unrealized gains and losses on securities available-for-sale	(20,012)	4,419	2,329
Changes in unrealized gains and losses on derivative hedges	8,666	(2,072)	341
Changes in unrealized gains and losses on terminated swaps	942	942	942
Changes in unrealized gains and losses on pension	1,282	(136)	(1,130)
Total other comprehensive (loss) income, before tax	(9,122)	3,153	2,482

Income taxes related to other comprehensive (loss) income:
Changes in unrealized gains and losses on securities available-for-sale	7,524	(1,667)	(870)
Changes in unrealized gains and losses on derivative hedges	(3,474)	688	(151)
Changes in unrealized gains and losses on terminated swaps	(489)	(324)	(391)
Changes in unrealized gains and losses on pension	(517)	56	455
Total income tax benefit (expense) related to other comprehensive (loss) income	3,044	(1,247)	(957)

Total other comprehensive (loss) income	(6,078)	1,906	1,525
Total comprehensive income	$35,065	$35,094	$18,873

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional			Accumulated
	Common stock		paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands, except per share data)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total

Balance at January 1, 2011	14,076	$158	$337,537	$(1,776)	$102,648	$(6,410)	$(44,834)	$387,323

Comprehensive income:
Net income	—	—	—	—	17,348	—	—	17,348
Other net comprehensive income	—	—	—	—	—	1,525	—	1,525
Total comprehensive income								18,873
Acquisition of Legacy Bancorp, Inc	4,351	44	101,639	—	—	—	—	101,683
Acquisition of Rome Bancorp, Inc	2,661	27	55,463	—	—	—	—	55,490
Employee Stock Ownership Plan	(44)	—		—	—	—	(943)	(943)
Cash dividends declared ($0.65 per share)	—	—	—	—	(11,910)	—	—	(11,910)
Forfeited shares	(23)	—	40	463	—	—	(503)	—
Exercise of stock options	16	—	—	—	(166)	—	418	252
Restricted stock grants	160	—	(474)	(2,925)	—	—	3,399	—
Stock-based compensation	—	—	3	1,447	—	—	—	1,450
Net tax benefit related to stock-based compensation	—	—	68	—	—	—	—	68
Other, net	(49)	—	28	1	—	—	(507)	(478)

Balance at December 31, 2011	21,148	$229	$494,304	$(2,790)	$107,920	$(4,885)	$(42,970)	$551,808

Comprehensive income:
Net income	—	—	—	—	33,188	—	—	33,188
Other net comprehensive income	—	—	—	—	—	1,906	—	1,906
Total comprehensive income								35,094
Acquisition of Connecticut Bank & Trust Company	965	9	21,981	—	—	—	—	21,990
Acquisition of Beacon Federal Bancorp, Inc	2,700	27	67,978	—	—	—	—	68,005
Cash dividends declared ($0.69 per share)	—	—	—	—	(15,634)	—	—	(15,634)
Forfeited shares	(8)	—	11	169	—	—	(180)	—
Exercise of stock options	254	—	—	—	(3,460)	—	6,504	3,044
Restricted stock grants	108	—	(280)	(2,434)	—	—	2,714	—
Stock-based compensation	—	—	240	2,020	—	—	—	2,260
Net tax benefit related to stock-based compensation	—	—	1,126	—	—	—	—	1,126
Other, net	(19)	—	—	—	—	—	(428)	(428)
Balance at December 31, 2012	25,148	$265	$585,360	$(3,035)	$122,014	$(2,979)	$(34,360)	$667,265

Comprehensive income:
Net income	—	—	—	—	41,143	—	—	41,143
Other net comprehensive loss	—	—	—	—	—	(6,078)	—	(6,078)
Total comprehensive income								35,065
Cash dividends declared ($0.72 per share)	—	—	—	—	(18,118)	—	—	(18,118)
Treasury stock purchased	(480)						(12,249)	(12,249)
Forfeited shares	(58)	—	224	1,330	—	—	(1,554)	—
Exercise of stock options	237	—	—	—	(3,081)	—	6,126	3,045
Restricted stock grants	243	—	(634)	(5,958)	—	—	6,592	—
Stock-based compensation	—	—	860	2,100	—	—	—	2,960
Net tax benefit related to stock-based compensation	—	—	1,451	—	—	—	—	1,451
Other, net	(54)	—	(14)	—	—	—	(1,343)	(1,357)

Balance at December 31, 2013	25,036	$265	$587,247	$(5,563)	$141,958	$(9,057)	$(36,788)	$678,062

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2013	2012	2011

Cash flows from operating activities:
Net income	$41,143	$33,188	$17,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,378	9,590	7,563
Net amortization of securities	1,635	1,937	1,317
Change in unamortized net loan costs and premiums	(8,350)	(1,377)	316
Premises and equipment depreciation and amortization expense	7,120	6,045	4,849
Stock-based compensation expense	2,960	2,260	1,450
Accretion of purchase accounting entries, net	(20,313)	(9,281)	(5,319)
Amortization of other intangibles	5,268	5,339	4,401
Write down of other real estate owned	135	45	2,000
Excess tax loss from stock-based payment arrangements	(1,451)	(1,126)	(68)
Income from cash surrender value of bank-owned life insurance policies	(3,518)	(2,716)	(2,120)
Gain on sales of securities and other, net	(4,758)	(1,655)	(2,113)
Net decrease (increase) in loans held for sale	69,528	(35,451)	(412)
Loss on disposition of assets	4,232	2,124	—
Gain (loss) on sale of real estate	(2)	128	(50)
Net change in other	22,404	19,604	11,007
Net cash provided by operating activities	127,411	28,654	40,169

Cash flows from investing activities:
Net decrease in trading security	512	486	464
Proceeds from sales of securities available for sale	19,386	85,711	9,522
Proceeds from maturities, calls and prepayments of securities available for sale	113,749	102,590	119,939
Purchases of securities available for sale	(443,906)	(124,183)	(201,527)
Proceeds from maturities, calls and prepayments of securities held to maturity	8,991	30,282	10,625
Purchases of securities held to maturity	(2,888)	(21,965)	(13,101)
Net change in loans	(181,039)	(160,204)	(44,849)
Acquisitions, net of cash paid	—	(111,328)	179,308
Net cash used for divestiture	—	(48,890)	(85,733)
Proceeds from surrender of bank-owned life insurance	186	766	—
Purchase of bank-owned life insurance	(10,000)	—	—
Proceeds from sale of Federal Home Loan Bank stock	2,434	6,781	3,601
Purchase of Federal Home Loan Bank stock	(12,932)	—	(1,387)
Proceeds of premises and equipment	—	260	718
Purchase of premises and equipment, net	(13,103)	(18,890)	(7,988)
Net investment in limited partnership tax credits	—	(565)	(4,909)
Proceeds from sale of other real estate	3,416	3,626	1,230
Net cash used by investing activities	(515,194)	(255,523)	(34,087)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2013	2012	2011

Cash flows from financing activities:
Net (decrease) increase in deposits	$(225,070)	$167,002	$207,919
Proceeds from Federal Home Loan Bank advances and other borrowings	1,488,182	485,625	125,480
Repayments of Federal Home Loan Bank advances and other borrowings	(872,163)	(465,970)	(296,249)
Issuance of long term debt, net	—	74,138	—
Net proceeds from reissuance of treasury stock	—	3,044	252
Repurchase of treasury stock	(12,249)	—	—
Exercise of stock options	3,045	—	—
Excess tax loss from stock-based payment arrangements	1,451	1,126	68
Common stock cash dividends paid	(18,118)	(15,634)	(11,910)
Net cash provided by financing activities	365,078	249,331	25,560

Net change in cash and cash equivalents	(22,705)	22,462	31,642

Cash and cash equivalents at beginning of year	98,244	75,782	44,140

Cash and cash equivalents at end of year	$75,539	$98,244	$75,782

Supplemental cash flow information:
Interest paid on deposits	$20,967	$22,921	$23,750
Interest paid on borrowed funds	14,056	9,376	8,292
Income taxes (refunded) paid, net	(3,729)	8,869	(164)

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,185,957	1,193,018
Liabilities assumed	(1,672)	(969,598)	(1,041,910)
Acquisition’s stock owned by the Company	—	5,193	6,284

Other non-cash changes:
Other net comprehensive (loss) income	(6,078)	1,906	1,525
Real estate owned acquired in settlement of loans	4,378	2,243	—

The accompanying notes are an integral part of these consolidated financial statements.

Note: The Consolidated Statements of Cash Flows for the year ended December 31, 2011 include the cash flows from operating, investing and financing activities associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011

NOTE 1.                                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

For loans that meet the criteria stipulated in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality “, the Company recognizes the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, the Company continues to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows the Company expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

For ASC 310-30 loans, the expected cash flows reflect anticipated prepayments, determined on a loan by loan basis according to the anticipated collection plan of these loans. The expected prepayments used to determine the accretable yield are consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference.  For ASC 310-30 loans, prepayments result in the recognition of the nonaccretable balance as current period yield. Changes in prepayment assumptions may change the amount of interest income and principal expected to be collected.

For loans that do not meet the ASC 310-30 criteria, the Company accretes interest income on a level yield basis using the contractually required cash flows. The Company subjects loans that do not meet the ASC 310-30 criteria to ASC Topic 450, “Contingencies” by collectively evaluating these loans for an allowance for loan loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer loans — Loans in this segment are primarily home equity lines of credit and second mortgages, together with automobile loans and other consumer loans. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

The Company utilizes a blend of historical and industry portfolio loss rates for commercial mortgage and commercial business loans that are assessed by internal risk rating. Historical loss rates for residential mortgages, home equity and other consumer loans are not risk graded but are assessed based on the total of each loan segment. This approach incorporates qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors into its formula-based estimate. Due to the imprecise nature of the loan loss estimation process and ever changing conditions, the qualitative risk attributes may not adequately capture amounts of incurred loss in the formula-based loan loss components used to determine allocations in the Company’s analysis of the adequacy of the allowance for loan losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2013, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employee Benefits

The Company maintains an employer sponsored 401(k) plan to which participants may make contributions in the form of salary deferrals and the Company provides matching contributions in accordance with the terms of the plan. Contributions due under the terms of the defined contribution plans are accrued as earned by employees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Out of Period Adjustments

In the third quarter of 2013, the Company recorded a correction of an error to recognize $2.2 million in prior period interest income earned on loans acquired in bank acquisitions, of which $1.3 million relates to prior years.  Additionally, the Company recorded a correction of an error related to its accounting for a state income tax credit.  The correction increased other income by $613 thousand and increased the income tax provision by $1.2 million during the quarter.  The adjustment relating to prior years included $505 thousand in other income and $998 thousand in the income tax provision.  After evaluating the quantitative and qualitative aspects of these adjustments, the Company concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

Recent Accounting Pronouncements

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The provisions of ASU No. 2013-01 limits the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption had no impact on the Company’s consolidated statements of income and condition. See Note 16 to the Consolidated Financial Statements for the disclosures required by ASU No. 2011-11 and ASU No. 2013-01.

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information.  The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company provided these required disclosures in the notes to the Consolidated Financial Statements, the adoption of ASU No. 2013-02 had no impact on the Company’s consolidated statements of income and condition. See Note 18 to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

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

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that use the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The Company currently accounts for such investments using the effective yield method and plans to continue to do so for these pre-existing investments after adopting ASU No. 2014-01 on January 1, 2015. The Company expects investments made after January 1, 2015 to meet the criteria required for the proportional amortization method and plans to elect that accounting policy. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2.                                            MERGERS & ACQUISITIONS

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

(b)         The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.  Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $78.3 million.  Non-impaired loans not accounted for under 310-30 had a carrying value of $619.5 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Direct merger, acquisition and integration costs of the BFED acquisition were expensed as incurred, and totaled $5.6 million in 2013 and $5.0 million during 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Direct merger, acquisition and integration costs of the CBT acquisition were expensed as incurred, and totaled $0.5 million in 2013, $4.7 million in 2012 and $0.6 million in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The purchase price for Greenpark’s operations was $4.0 million.  Additional consideration of $0.1 million was paid for certain prepaid assets, and $46.5 million was paid to retire outstanding bank loans that had financed recently originated loans along with $2.8 million in premiums on those loans representing the sellers’ income on those loans had they been sold prior to April 30, 2012.  Additionally, a $1.1 million liability was recorded for contingent consideration representing the fair value of earn-out payments to the sellers of Greenpark over a five year period of time after the purchase date.  While the earn-out payments are based on production of loan originations, which can vary from year to year, management calculated an expected range of $0.2 million to $0.3 million in annual payments using the Black Scholes model to estimate the fair value of the contingent liability.  Direct acquisition and integration costs of Greenpark’s operations were expensed as incurred, and totaled $0.6 million in 2012 and the Bank did not incur any costs in 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited pro forma supplemental information combines the historical results of Berkshire, BFED, CBT, and management’s estimate of the results of Greenpark’s operations under the Company’s management.  The unaudited pro forma information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the time of the merger.  These adjustments would have been different if they had been recorded on January 1, 2011, and they do not include the impact of prepayments.  The unaudited pro forma information is also adjusted for the impacts of the actual merger financing on revenue and expense.  The pro forma income does not indicate what would have occurred had the acquisitions taken place on January 1, 2011 and does not indicate expected future results.  No adjustments were made to eliminate BFED and CBT’s credit losses that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2011.  Adjustments were also not made to reflect any changes to the asset and liability positions in the balance sheets of the acquired companies during 2011 or 2012 that may have resulted in changes to net interest income had the acquisitions occurred as of beginning of 2011.  Additionally, operating cost savings and other business synergies expected as a result of the acquisition are not reflected in the pro forma amounts.  Non-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recurring expenses and income related to the acquisitions including professional fees, system conversion and integration costs, and the gains recorded in connection with the acquisitions are excluded in the 2012 and 2011 periods in which the amounts were recognized.  In 2012 non-recurring expenses excluded from the unaudited pro forma supplemental information were $6.7 million, $5.2 million, and $555 thousand for BFED, CBT, and Greenpark, respectively.  Also excluded during 2012, was a $1.1 million non-recurring gain on BFED stock that was held by the Company at the time of acquisition.  In 2011 non-recurring expenses excluded from the unaudited pro forma supplemental information were $910 thousand for CBT and none for BFED and Greenpark.  Furthermore, the unaudited pro forma supplemental information is adjusted for income tax expense related to the pre-tax adjustments.

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

NOTE 3.                                            CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of three months or less.  Short-term investments included $1.8 million and $5.8 million pledged as collateral support for derivative financial contracts at year-end 2013 and 2012, respectively.  The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $17.2 million and $11.3 million at year-end 2013 and 2012, respectively.

NOTE 4.                                              TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $13.1 million and $13.6 million and a fair value of $14.8 million and $16.9 million at year-end 2013 and 2012, respectively. Unrealized (losses) gains recorded through income on this security totaled ($1.5) million, $(15) thousand, and $1.7 million for 2013, 2012, and 2011, respectively.  As discussed further in Note 16 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at year-end 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               SECURITIES

The following is a summary of securities available for sale (“AFS”) and securities held to maturity (“HTM”):

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Securities available for sale
Debt securities:
Municipal bonds and obligations	$77,852	$1,789	$(1,970)	$77,671
Government guaranteed residential mortgage-backed securities	78,885	544	(658)	78,771
Government-sponsored residential mortgage-backed securities	531,441	2,000	(10,783)	522,658
Corporate bonds	40,945	157	(1,822)	39,280
Trust preferred securities	16,927	1,249	(1,565)	16,611
Other bonds and obligations	3,250	—	(166)	3,084
Total debt securities	749,300	5,739	(16,964)	738,075
Marketable equity securities	20,042	2,266	(335)	21,973
Total securities available for sale	769,342	8,005	(17,299)	760,048

Securities held to maturity
Municipal bonds and obligations	4,244	—	—	4,244
Government-sponsored residential mortgage-backed securities	73	2	—	75
Tax advantaged economic development bonds	40,260	1,255	(414)	41,101
Other bonds and obligations	344	—	—	344
Total securities held to maturity	44,921	1,257	(414)	45,764

Total	$814,263	$9,262	$(17,713)	$805,812

December 31, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$79,498	$5,359	$(100)	$84,757
Government guaranteed residential mortgage-backed securities	42,305	805	(18)	43,092
Government-sponsored residential mortgage-backed securities	275,940	2,732	(79)	278,593
Corporate bonds	9,998	117	(108)	10,007
Trust preferred securities	21,784	1,089	(1,916)	20,957
Other bonds and obligations	3,459	17	(4)	3,472
Total debt securities	432,984	10,119	(2,225)	440,878
Marketable equity securities	22,467	3,187	(363)	25,291
Total securities available for sale	455,451	13,306	(2,588)	466,169

Securities held to maturity
Municipal bonds and obligations	8,295	—	—	8,295
Government-sponsored residential mortgage-backed securities	76	7	—	83
Tax advantaged economic development bonds	41,678	1,837	(378)	43,137
Other bonds and obligations	975	—	—	975
Total securities held to maturity	51,024	1,844	(378)	52,490

Total	$506,475	$15,150	$(2,966)	$518,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At year-end 2013 and 2012, accumulated net unrealized (losses)/gains on AFS securities included in accumulated other comprehensive income were $(9.3) million and $10.7 million, respectively.  The year-end 2013 and 2012 related income tax (benefit)/liability of $(3.5) million and $4.0 million, respectively, was also included in accumulated other comprehensive income.

The amortized cost and estimated fair value of AFS and HTM securities by contractual maturity at year-end 2013 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$3,000	$3,020	$1,128	$1,128
Over 1 year to 5 years	7,280	7,421	3,313	3,356
Over 5 years to 10 years	54,189	52,613	27,069	27,741
Over 10 years	74,505	73,592	13,338	13,464
Total bonds and obligations	138,974	136,646	44,848	45,689

Marketable equity securities	20,042	21,973	—	—
Residential mortgage-backed securities	610,326	601,429	73	75

Total	$769,342	$760,048	$44,921	$45,764

At year-end 2013 and 2012, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 11 - Borrowed Funds.

	2013		2012
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Securities pledged to swap counterparties	$26,227	$26,442	$35,970	$36,709
Securities pledged for municipal deposits	44,777	44,438	66,192	66,759

Total	$71,004	$70,880	$102,162	$103,468

Proceeds from the sale of AFS securities in 2013, 2012, and 2011 were $19.4 million, $85.5 million, and $9.5, respectively.  The components of net realized gains and losses on the sale of AFS securities are as follows.  These amounts were reclassified out of accumulated other comprehensive loss and into earnings:

(In thousands)	2013	2012	2011

Gross realized gains	$4,758	$820	$14
Gross realized losses	—	(520)	—

Net realized gain/(losses)	$4,758	$300	$14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2013
Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,657	$17,776	$313	$1,854	$1,970	$19,630
Government guaranteed residential mortgage-backed securities	658	35,631	—	—	658	35,631
Government-sponsored residential mortgage-backed securities	10,783	423,203	—	—	10,783	423,203
Corporate bonds	1,822	29,124	—	—	1,822	29,124
Trust preferred securities	—	—	1,565	2,039	1,565	2,039
Other bonds and obligations	166	3,082	—	—	166	3,082
Total debt securities	15,086	508,816	1,878	3,893	16,964	512,709

Marketable equity securities	117	1,653	218	1,782	335	3,435
Total securities available for sale	$15,203	$510,469	$2,096	$5,675	$17,299	$516,144

Securities held to maturity
Tax advantaged economic development bonds	57	9,429	357	7,901	414	17,330
Total securities held to maturity	57	9,429	357	7,901	414	17,330

Total	$15,260	$519,898	$2,453	$13,576	$17,713	$533,474

December 31, 2012
Securities available for sale
Debt securities:
Municipal bonds and obligations	$100	$4,140	$—	$—	$100	$4,140
Government guaranteed residential mortgage-backed securities	18	5,108	—	—	18	5,108
Government-sponsored residential mortgage-backed securities	69	31,433	10	5,366	79	36,799
Corporate bonds	—	—	108	6,892	108	6,892
Trust preferred securities	1	2,754	1,915	1,686	1,916	4,440
Other bonds and obligations	4	2,055	—	—	4	2,055
Total debt securities	192	45,490	2,033	13,944	2,225	59,434

Marketable equity securities	90	1,410	273	1,727	363	3,137
Total securities available for sale	$282	$46,900	$2,306	$15,671	$2,588	$62,571

Securities held to maturity
Tax advantaged economic development bonds	378	8,129	—	—	378	8,129
Total securities held to maturity	378	8,129	—	—	378	8,129

Total	$660	$55,029	$2,306	$15,671	$2,966	$70,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2013, prior to this recovery.  The Company undertook a comprehensive review of its investment portfolio after the final rulemaking of Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act “Volcker Rule” was released and determines that there were four securities that would be considered covered funds under the rule.  However, subsequent to the rule being released the agencies released a list of securities that were exempted from the Volcker Rule.  All four securities were on that list.  Being that the Company is not required to sell said securities and anticipates full recovery of its investment, it is more likely than not that the Company will hold these securities to recovery of principal amounts.  The Company’s intent not to sell and assertion that it will not be required to sell these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio sales. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s portfolio were not other-than-temporarily impaired at year-end 2013:

AFS municipal bonds and obligations

At year-end 2013, 32 of the 132 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 9% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to have to the market.  At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that the Company is appropriately compensated for that risk.  There were no material underlying credit downgrades during 2013 and all bonds were investment grade rated.  All securities are performing.

AFS residential mortgage-backed securities

At year-end 2013, 87 out of a total of 216 securities in the Company’s portfolio of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.4% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s AFS residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2013. All securities are performing.

AFS corporate bonds

At year-end 2013, 6 out of 9 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 6% of the amortized cost of bonds in unrealized loss positions. The bonds are investment grade rated, and there were no material underlying credit downgrades during 2013. The bonds are performing.

AFS trust preferred securities

At year-end 2013, 2 out of 6 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 43% of the amortized cost of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis.  Except for the security discussed below, the aggregate unrealized loss on the other securities in unrealized loss positions represented 7% of their amortized cost.  Again, excluding the security below, all trust preferred securities are carried at least one investment grade, had no material downgrades in 2013 and all are performing.

At year-end 2013, $1.4 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security issued by banking and insurance entities.  The Company evaluated the security, with a Level 3 fair value of $1.2 million, for potential other-than-temporary impairment (“OTTI”) at December 31, 2013 and determined that OTTI was not evident based on both the Company’s intent not to sell and assertion that it will not be required to sell the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $44 million in excess subordination above current and projected losses.  The security is performing.

HTM tax advantaged economic development bonds

At year-end 2013, 2 of the 8 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 2% of the amortized cost of securities in unrealized loss positions. The Company has the intent of maintaining these positions to the recovery of these securities. All securities are considered performing.

AFS other bonds and obligations

At year-end 2013, 6 of the 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 5% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated, except one security with a book value of less than $1,000, and there were no material underlying credit downgrades during 2013. All securities are performing.

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

At year-end 2013, 3 out of a total of 20 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 9% of the amortized cost of the securities. The Company has the intent and ability to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at year-end 2013. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.                                              LOANS

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

Year-end loans consisted of the following:

	2013			2012
(In thousands)	Business Activities	Acquired Loans	Total	Business Activities	Acquired Loans	Total

Residential mortgages:
1-4 family	$1,027,737	$333,367	$1,361,104	$870,322	$427,210	$1,297,532
Construction	18,158	5,012	23,170	20,344	6,375	26,719
Total residential mortgages	1,045,895	338,379	1,384,274	890,666	433,585	1,324,251

Commercial mortgages:
Construction	125,247	13,770	139,017	150,694	17,131	167,825
Single and multi-family	63,493	64,827	128,320	43,332	80,488	123,820
Commercial real estate	871,271	278,512	1,149,783	768,867	353,032	1,121,899
Total commercial mortgages	1,060,011	357,109	1,417,120	962,893	450,651	1,413,544

Commercial business loans:
Asset based lending	294,241	3,130	297,371	255,265	2,830	258,095
Other commercial business loans	323,196	66,726	389,922	234,662	107,369	342,031
Total commercial business loans	617,437	69,856	687,293	489,927	110,199	600,126

Total commercial loans	1,677,448	426,965	2,104,413	1,452,820	560,850	2,013,670

Consumer loans:
Home equity	232,677	74,154	306,831	205,892	119,509	325,401
Auto and other	213,171	171,834	385,005	76,258	249,074	325,332
Total consumer loans	445,848	245,988	691,836	282,150	368,583	650,733

Total loans	$3,169,191	$1,011,332	$4,180,523	$2,625,636	$1,363,018	$3,988,654

Total unamortized net costs and premiums included in the year-end total loans for historical loans were the following:

(In thousands)	2013	2012
Unamortized net loan origination costs	$13,898	$6,552
Unamortized net premium on purchased loans	3,652	4,178
Total unamortized net costs and premiums	$17,550	$10,730

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company occasionally transfers a portion of its originated commercial loans to participating lending partners.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and its lending partners share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans, collects cash payments from the borrowers, remits payments (net of servicing fees), and disburses required escrow funds to relevant parties.  At year-end 2013 and 2012, the Company was servicing loans for participants totaling $84.7 million and $76.8 million, respectively.

In 2013, the Company purchased loans aggregating $178.6 million and sold loans aggregating $932.5 million.  In 2012, the Company purchased loans aggregating $166.5 million and sold loans aggregating $780 million.  Net (losses) gains on sales of loans were ($1) million, $11.8 million, and $257 thousand for the years 2013, 2012, and 2011, respectively.

Most of the Company’s lending activity occurs within its primary markets in Western Massachusetts, Southern Vermont and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans.  Year-end loans to operators of non-residential buildings totaled $556.7 million, or 13.3%, and $493.5 million, or 12.4% of total loans in 2013 and 2012, respectively.  There were no other concentrations of loans related to any one industry in excess of 10% of total loans at year-end 2013 or 2012.

At year-end 2013, the Company had pledged loans totaling $93 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements.  Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances.  See Note 11- Borrowings & Subordinated Notes.

At year-end 2013 and 2012, the Company’s commitments outstanding to related parties totaled $2.8 million and $18.5 million, respectively, and the loans outstanding against these commitments totaled $1.2 million and $10.0 million, respectively.  Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members.  For the years 2013 and 2012, all related party loans were performing.

The carrying amount of the acquired loans at December 31, 2013 totaled $1.01 billion.  These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $29.9 million and loans that were considered not impaired at the acquisition date with a carrying amount of $0.98 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

(In thousands)	2013	2012
Balance at beginning of period	$8,247	$1,277
Acquisitions	—	11,814
Sales	(301)	—
Reclassification from nonaccretable difference for loans with improved cash flows	2,252	—
Changes in expected cash flows that do not affect nonaccretable difference	—	—
Accretion	(7,639)	(4,844)
Balance at end of period	$2,559	$8,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at December 31, 2013 and 2012:

Business Activities Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2013
Residential mortgages:
1-4 family	$2,500	$623	$7,382	$10,505	$1,017,232	$1,027,737	$1,451
Construction	—	—	41	41	18,117	18,158	—
Total	2,500	623	7,423	10,546	1,035,349	1,045,895	1,451
Commercial mortgages:
Construction	174	—	3,176	3,350	121,897	125,247	—
Single and multi-family	139	654	679	1,472	62,021	63,493	168
Commercial real estate	622	4,801	6,912	12,335	858,936	871,271	865
Total	935	5,455	10,767	17,157	1,042,854	1,060,011	1,033
Commercial business loans
Asset based lending	—	—	—	—	294,241	294,241	—
Other commercial business loans	1,136	386	1,477	2,999	320,197	323,196	42
Total	1,136	386	1,477	2,999	614,438	617,437	42
Consumer loans:
Home equity	732	54	1,655	2,441	230,236	232,677	572
Auto and other	524	231	390	1,145	212,026	213,171	142
Total	1,256	285	2,045	3,586	442,262	445,848	714
Total	$5,827	$6,749	$21,712	$34,288	$3,134,903	$3,169,191	$3,240

Business Activities Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2012
Residential mortgages:
1-4 family	$4,105	$1,291	$8,061	$13,457	$856,865	$870,322	$1,563
Construction	—	210	48	258	20,086	20,344	48
Total	4,105	1,501	8,109	13,715	876,951	890,666	1,611
Commercial mortgages:
Construction	—	—	4,668	4,668	146,026	150,694	—
Single and multi-family	616	—	27	643	42,689	43,332	—
Commercial real estate	1,183	1,727	8,231	11,141	757,726	768,867	1,195
Total	1,799	1,727	12,926	16,452	946,441	962,893	1,195
Commercial business loans
Asset based lending	—	—	—	—	255,265	255,265	—
Other commercial business loans	745	372	3,427	4,544	230,118	234,662	159
Total	745	372	3,427	4,544	485,383	489,927	159
Consumer loans:
Home equity	828	300	1,856	2,984	202,908	205,892	424
Auto and other	546	55	248	849	75,409	76,258	69
Total	1,374	355	2,104	3,833	278,317	282,150	493
Total	$8,023	$3,955	$26,566	$38,544	$2,587,092	$2,625,636	$3,458

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2013
Residential mortgages:
1-4 family	$1,891	$437	$2,577	$4,905	$328,462	$333,367	$805
Construction	134	32	625	791	4,221	5,012	501
Total	2,025	469	3,202	5,696	332,683	338,379	1,306
Commercial mortgages:
Construction	—	—	805	805	12,965	13,770	805
Single and multi-family	350	188	1,335	1,873	62,954	64,827	512
Commercial real estate	537	518	6,108	7,163	271,349	278,512	2,925
Total	887	706	8,248	9,841	347,268	357,109	4,242
Commercial business loans:
Asset based lending	—	—	—	—	3,130	3,130	—
Other commercial business loans	440	135	1,239	1,814	64,912	66,726	318
Total	440	135	1,239	1,814	68,042	69,856	318
Consumer loans:
Home equity	425	545	636	1,606	72,548	74,154	35
Auto and other	2,606	641	1,641	4,888	166,946	171,834	82
Total	3,031	1,186	2,277	6,494	239,494	245,988	117
Total	$6,383	$2,496	$14,966	$23,845	$987,487	$1,011,332	$5,983

Acquired Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2012
Residential mortgages:
1-4 family	$1,817	$585	$2,523	$4,925	$422,285	$427,210	$1,555
Construction	—	—	—	—	6,375	6,375	—
Total	1,817	585	2,523	4,925	428,660	433,585	1,555
Commercial mortgages:
Construction	—	—	1,056	1,056	16,075	17,131	1,056
Single and multi-family	194	1,328	746	2,268	78,220	80,488	746
Commercial real estate	1,532	2,024	11,062	14,618	338,414	353,032	10,176
Total	1,726	3,352	12,864	17,942	432,709	450,651	11,978
Commercial business loans:
Asset based lending	—	—	—	—	2,830	2,830	—
Other commercial business loans	422	577	2,177	3,176	104,193	107,369	1,764
Total	422	577	2,177	3,176	107,023	110,199	1,764
Consumer loans:
Home equity	1,689	169	89	1,947	117,562	119,509	52
Auto and other	2,624	365	271	3,260	245,814	249,074	171
Total	4,313	534	360	5,207	363,376	368,583	223
Total	$8,278	$5,048	$17,924	$31,250	$1,331,768	$1,363,018	$15,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at year-end 2013 and 2012:

	2013			2012
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$5,931	$1,772	$7,703	$6,498	$968	$7,466
Construction	41	123	164	—	—	—
Total	5,972	1,895	7,867	6,498	968	7,466

Commercial mortgages:
Construction	3,176	—	3,176	4,668	—	4,668
Single and multi-family	511	823	1,334	27	—	27
Other	6,047	3,183	9,230	7,036	886	7,922
Total	9,734	4,006	13,740	11,731	886	12,617

Commercial business loans:
Asset based lending	—	—	—	—	—	—
Other commercial business loans	1,434	921	2,355	3,268	413	3,681
Total	1,434	921	2,355	3,268	413	3,681

Consumer loans:
Home equity	1,083	602	1,685	1,432	37	1,469
Auto and other	249	1,559	1,808	179	100	279
Total	1,332	2,161	3,493	1,611	137	1,748

Total non-accrual loans	$18,472	$8,983	$27,455	$23,108	$2,404	$25,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of December 31, 2013 and 2012 were as follows:

Business Activities Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Total
2013
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$6,237	$22,429	$1,380	$515	$30,561
Collectively evaluated	1,039,658	1,037,582	616,057	445,333	3,138,630
Total	$1,045,895	$1,060,011	$617,437	$445,848	$3,169,191

Business Activities Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Total
2012
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$6,362	$30,287	$2,821	$1,218	$40,688
Collectively evaluated	884,304	932,606	487,106	280,932	2,584,948
Total	$890,666	$962,893	$489,927	$282,150	$2,625,636

Acquired Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Total
2013
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$1,568	$6,295	$367	$154	$8,384
Collectively evaluated	336,811	350,814	69,489	245,834	1,002,948
Total	$338,379	$357,109	$69,856	$245,988	$1,011,332

Acquired Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Total
2012
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$371	$886	$—	$—	$1,257
Collectively evaluated	433,214	449,765	110,199	368,583	1,361,761
Total	$433,585	$450,651	$110,199	$368,583	$1,363,018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at year-end 2013 and 2012 and for the years then ended:

	At December 31, 2013
Business Activities Loans (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$1,575	$1,575	$—
Commercial mortgages - construction	3,176	3,176	—
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	5,587	5,587	—
Other commercial business loans	8	8	—
Consumer - home equity	50	50	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,926	$2,831	$905
Commercial mortgages - construction	—	—	—
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	(66)	153	219
Other commercial business loans	514	569	55
Consumer - home equity	142	245	103

Total
Residential mortgages	$3,501	$4,406	$905
Commercial mortgages	8,697	8,916	219
Commercial business	522	577	55
Consumer	192	295	103
Total impaired loans	$12,912	$14,194	$1,282

	At December 31, 2013
Acquired Loans (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$20	$20	$—
Commercial mortgages - real estate	1,462	1,462	—
Commercial business loans	367	367	—

With an allowance recorded:
Residential mortgages - 1-4 family	958	1,188	230
Commercial mortgages - real estate	1,954	2,442	488
Consumer - home equity	114	153	39

Total
Residential mortgages	$978	$1,208	$230
Commercial mortgages	3,416	3,904	488
Other commercial business loans	367	367	—
Consumer - home equity	114	153	39
Total impaired loans	$4,875	$5,632	$757

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2012
Business Activities Loans (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,408	$3,408	$—
Commercial mortgages - construction	2,730	2,730	—
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	3,450	3,450	—
Other commercial business loans	31	31	—
Consumer - home equity	602	602	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,056	$1,343	$287
Commercial mortgages - construction	1,584	1,938	354
Commercial mortgages - single and multifamily	—	—	—
Commercial mortgages - real estate	2,019	3,109	1,090
Other commercial business loans	1,135	2,340	1,205
Consumer - home equity	209	482	273

Total
Residential mortgages	$4,464	$4,751	$287
Commercial mortgages	9,783	11,227	1,444
Commercial business	1,166	2,371	1,205
Consumer	811	1,084	273
Total impaired loans	$16,224	$19,433	$3,209

	At December 31, 2012
Acquired Loans (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$215	$215	$—
Commercial mortgages - real estate	886	886	—

With an allowance recorded:
Residential mortgages - 1-4 family	101	156	55

Total
Residential mortgages	$316	$371	$55
Commercial mortgages	886	886	—
Total impaired loans	$1,202	$1,257	$55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
Business Activities Loans (in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$4,842	$71	$2,592	$28
Commercial mortages - construction	5,068	30	624	—
Commercial mortgages - single and multifamily	—	—	210	10
Commercial mortgages - real estate	7,078	67	3,667	87
Commercial business loans	723	21	17	—
Consumer-home equity	1,130	8	399	1

With an allowance recorded:
Residential mortgages - 1-4 family	$2,898	$44	$2,802	$27
Residential mortgages - construction	—	—	—	—
Commercial mortages - construction	—	—	5,280	—
Commercial mortgages - single and multifamily	—	—	75	—
Commercial mortgages - real estate	153	—	2,683	22
Commercial business loans	794	3	619	7
Consumer-home equity	247	3	542	—

Total
Residential mortgages	$7,740	$115	$5,394	$55
Commercial mortgages	12,299	97	12,539	119
Commercial business loans	1,517	24	636	7
Consumer loans	1,377	11	941	1
Total impaired loans	$22,933	$247	$19,510	$182

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
Acquired Loans (in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$750	$—	$520	$—
Commercial mortgages - construction	1,933	32	—	—
Commercial mortgages - real estate	386	6	497	24
Consumer-home equity	—	—	25	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,195	$23	$52	$2
Commercial mortgages - real estate	2,435	68	—	—
Commercial business loans	—	—	—	—
Consumer-home equity	153	2	—	—

Total
Residential mortgages	$1,945	$23	$572	$2
Commercial mortgages	4,368	100	497	24
Commercial business loans	386	6	—	—
Consumer loans	153	2	25	—
Total impaired loans	$6,852	$131	$1,094	$26

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables include the recorded investment and number of modifications for modified loans identified during the years-ended December 31, 2013, 2012, and 2011 respectively.  The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the year-ended December 31, 2013 were attributable to interest rate concessions, debt consolidations and maturity date extensions.  The modifications for the years ended December 31, 2012 and 2011 were attributable to maturity date extensions.

	Modifications by Class For the twelve months ending December 31, 2013
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	$7	$1,152	$1,152
Residential- Construction	1	320	320
Commercial - Single and multifamily	2	2,366	2,406
Commercial - Other	10	3,882	3,450
Commercial business- Other	7	443	442
	$27	$8,163	$7,770

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Modifications by Class
	For the twelve months ending December 31, 2012
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	$3	$468	$467
Commercial - Single and multifamily	4	225	225
Commercial - Other	3	2,493	2,493
Commercial business- Other	3	1,308	1,308
Consumer- Auto and other	1	133	133
	$14	$4,627	$4,626

	Modifications by Class
	For the twelve months ending December 31, 2011
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	1	$607	$607
Commercial - Other	1	726	176
	$2	$1,333	$783

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. For the twelve months ended December 31, 2012, there were no loans that were restructured within the last twelve months that have subsequently defaulted.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	1	$201
Commercial - Single and multifamily	5	261
Commercial - Other	7	1,961
Commercial business- Other	1	55
	14	$2,478

The following table presents the Company’s TDR activity in 2013 and 2012:

(In thousands)	2013	2012
Balance at beginning of year	$4,626	$1,263
Principal payments	(118)	(142)
TDR status change (1)	(1,164)	(1,124)
Other reductions (2)	(292)	—
Newly identified TDRs	7,770	4,629
Balance at end of year	$10,822	$4,626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.                                              LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for 2013, 2012, and 2011 was as follows:

Business Activities Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2013
Balance at beginning of year	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Charged-off loans	1,761	3,378	2,046	917	—	8,102
Recoveries on charged-off loans	398	540	121	270	—	1,329
Provision for loan losses	2,372	(2,320)	1,493	2,825	39	4,409
Balance at end of year	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Individually evaluated for impairment	905	219	55	103	—	1,282
Collectively evaluated	6,032	13,486	5,118	3,541	68	28,245
Total	$6,937	$13,705	$5,173	$3,644	$68	$29,527

Acquired Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2013
Balance at beginning of year	$509	$390	$96	$314	$8	$1,317
Charged-off loans	636	1,748	771	1,580	—	4,735
Recoveries on charged-off loans	1	15	84	145	—	245
Provision for loan losses	751	3,682	1,188	1,356	(8)	6,969
Balance at end of year	$625	$2,339	$597	$235	$—	$3,796
Individually evaluated for impairment	230	488	—	39	—	757
Collectively evaluated	395	1,851	597	196	—	3,039
Total	$625	$2,339	$597	$235	$—	$3,796

Business Activities Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2012
Balance at beginning of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Charged-off loans	2,604	4,229	697	1,537	—	9,067
Recoveries on charged-off loans	103	52	96	165	—	416
Provision for loan losses	5,279	945	1,666	635	119	8,644
Balance at end of year	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Individually evaluated for impairment	287	1,444	1,205	273	—	3,209
Collectively evaluated	5,641	17,419	4,400	1,193	29	682
Total	$5,928	$18,863	$5,605	$1,466	$29	$31,891

Acquired Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2012
Balance at beginning of year	$281	$158	$38	$87	$(18)	$546
Charged-off loans	43	—	—	340	—	383
Recoveries on charged-off loans	—	—	—	208	—	208
Provision for loan losses	271	232	58	359	26	946
Balance at end of year	$509	$390	$96	$314	$8	$1,317
Individually evaluated for impairment	55	—	—	—	—	55
Collectively evaluated	454	390	96	314	8	1,262
Total	$509	$390	$96	$314	$8	$1,317

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2011
Balance at beginning of year	$3,077	$19,461	$6,038	$2,099	$1,223	$31,898
Charged-off loans	1,322	4,047	1,443	884	—	7,696
Recoveries on charged-off loans	231	189	109	150	—	679
Provision for loan losses	1,164	6,492	(164)	838	(1,313)	7,017
Balance at end of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Individually evaluated for impairment	449	1,722	116	488	—	2,775
Collectively evaluated	2,701	20,373	4,424	1,715	(90)	29,123
Total	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898

Acquired Loans (In thousands)	Residential mortgages	Commercial mortgages	Commercial business	Consumer	Unallocated	Total
2011
Balance at beginning of year	$—	$—	$—	$—	$—	$—
Charged-off loans	—	—	—	—	—	—
Recoveries on charged-off loans	—	—	—	—	—	—
Provision for loan losses	281	158	38	87	(18)	546
Balance at end of year	$281	$158	$38	$87	$(18)	$546
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated	281	158	38	87	(18)	546
Total	$281	$158	$38	$87	$(18)	$546

Credit Quality Information

The Company monitors the credit quality of its portfolio by using internal risk ratings that are based on regulatory guidance. Loans that are given a Pass rating are not considered a problem credit. Loans that are classified as Special Mention loans are considered to have potential credit problems and are evaluated closely by management. Substandard and non-accruing loans are loans for which a definitive weakness has been identified and which may make full collection of contractual cash flows questionable. Doubtful loans are those with identified weaknesses that make full collection of contractual cash flows, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The Company assigns an internal risk rating at origination and reviews the rating annual, semiannually or quarterly depending on the risk rating. The rating is also reassessed at any point in time when management becomes aware of information that may affect the borrower’s ability to fulfill their obligations.

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

Ratings for other consumer loans, including auto loans, are based on a two rating system. Loans that are current within 119 days are rated Performing while loans delinquent for 120 days or more are rated Non-performing. Other consumer loans are placed on non-accrual at such time as they become Non-performing.

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At December 31, 2013, there had not been such a decrease and therefore there was no allowance for losses on acquired loans under Subtopic ASC 310-30.

The Company presented several tables within this footnote of business activity loans and acquired loans in order to distinguish the credit performance of the newly acquired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s loans by risk rating at year-end 2013 and 2012:

Business Activities Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2013	2012	2013	2012	2013	2012
Grade:
Pass	$1,019,732	$860,970	$18,117	$20,085	$1,037,849	$881,055
Special mention	623	1,291	—	210	623	1,501
Substandard	7,382	8,061	41	49	7,423	8,110
Total	$1,027,737	$870,322	$18,158	$20,344	$1,045,895	$890,666

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Grade:
Pass	$120,071	$142,946	$59,636	$40,690	$800,672	$707,867	$980,379	$891,503
Special mention	—	—	140	$420	8,150	5,965	8,290	6,385
Substandard	5,176	7,748	3,717	2,222	61,807	54,930	70,700	64,900
Doubtful	—	—	—	—	642	105	642	105
Total	$125,247	$150,694	$63,493	$43,332	$871,271	$768,867	$1,060,011	$962,893

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business
(In thousands)	2013	2012	2013	2012	2013	2012
Grade:
Pass	$294,241	$255,265	$313,984	$219,172	$608,225	$474,437
Special mention	—	—	884	5,857	884	5,857
Substandard	—	—	7,725	9,541	7,725	9,541
Doubtful	—	—	603	92	603	92
Total	$294,241	$255,265	$323,196	$234,662	$617,437	$489,927

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2013	2012	2013	2012	2013	2012
Performing	$231,594	$204,460	$212,922	$76,079	$444,516	$280,539
Nonperforming	1,083	1,432	249	179	1,332	1,611
Total	$232,677	$205,892	$213,171	$76,258	$445,848	$282,150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2013	2012	2013	2012	2013	2012
Grade:
Pass	$330,353	$424,102	$1,081	$6,375	$331,434	$430,477
Special mention	437	585	—	—	437	585
Substandard	2,577	2,523	3,931	—	6,508	2,523
Total	$333,367	$427,210	$5,012	$6,375	$338,379	$433,585

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real estate		Total commercial mortgages
(In thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Grade:
Pass	$7,154	$10,142	$46,961	$57,305	$254,787	$318,809	$308,902	$386,256
Special mention	—	1,057	4,799	10,383	9,034	6,790	13,833	18,230
Substandard	6,616	5,932	13,067	12,800	14,691	27,433	34,374	46,165
Total	$13,770	$17,131	$64,827	$80,488	$278,512	$353,032	$357,109	$450,651

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total commercial business
(In thousands)	2013	2012	2013	2012	2013	2012
Grade:
Pass	$3,130	$2,830	$59,615	$87,325	$62,745	$90,155
Special mention	—	—	2,396	7,444	2,396	7,444
Substandard	—	—	4,715	12,600	4,715	12,600
Total	$3,130	$2,830	$66,726	$107,369	$69,856	$110,199

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2013	2012	2013	2012	2013	2012
Performing	$73,552	$119,472	$170,275	$248,974	$243,827	$368,446
Nonperforming	602	37	1,559	100	2,161	137
Total	$74,154	$119,509	$171,834	$249,074	$245,988	$368,583

The following table summarizes information about total loans rated Special Mention or lower.  The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	December 31, 2013			December 31, 2012
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$18,472	$8,983	$27,455	$23,108	$2,405	$25,513
Substandard Accruing	70,667	38,891	109,558	61,745	59,243	120,988
Total Classified	89,139	47,874	137,013	84,853	61,648	146,501
Special Mention	10,081	17,853	27,934	14,097	26,793	40,890
Total Criticized	$99,220	$65,727	$164,947	$98,950	$88,441	$187,391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.               PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2013	2012	Estimated Useful Life

Land	$10,177	$10,377	N/A
Buildings and improvements	69,873	71,402	5 - 39 years
Furniture and equipment	24,865	20,955	3 - 7 years
Construction in process	4,336	2,590
Premises and equipment, gross	109,251	105,324
Accumulated depreciation and amortization	(24,792)	(18,863)

Premises and equipment, net	$84,459	$86,461

Depreciation and amortization expense for the years 2013, 2012, and 2011 amounted to $7.1 million, $6.0 million, and $4.8 million, respectively.

NOTE 9.               GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below.  The Company completed three significant acquisitions during 2012.  In accordance with applicable accounting guidance, we allocated the amount paid to the fair value of the net assets acquired, with any excess amounts recorded as goodwill.  There were no acquisitions during 2013.

The increase in goodwill in 2013 and 2012 is as follows:

(In thousands)	2013	2012
Balance, beginning of the period	$255,199	$202,391
Goodwill aquired:
Connecticut Bank & Trust	—	14,146
Greenpark Mortgage Corporation	—	4,145
Beacon Federal Bancorp, Inc. (1)	1,672	34,511
Other	—	6
Balance, end of the period	$256,871	$255,199

(1) Goodwill related to the acquisition of Beacon was adjusted due to the subsequent recognition of certain identifiable liabilities that had not been recognized as part of the original accounting.

Year-end goodwill relates to the following reporting units:

(In thousands)	2013	2012

Banking	$233,695	$232,023
Insurance	23,176	23,176
Total	$256,871	$255,199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded on goodwill for 2013 and 2012.

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2013
Non-maturity deposits	$31,503	$(22,106)	$9,397
Insurance contracts	7,558	(5,320)	2,238
All other intangible assets	3,894	(1,738)	2,156
Total	$42,955	$(29,164)	$13,791

December 31, 2012
Non-maturity deposits	$31,503	$(18,164)	$13,339
Insurance contracts	7,558	(4,539)	3,019
All other intangible assets	3,894	(1,193)	2,701
Total	$42,955	$(23,896)	$19,059

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from eight to eleven years. Amortization expense related to intangible assets totaled $5.3 million in 2013, $5.3 million in 2012, and $4.2 million in 2011.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2013 is as follows: 2014- $4.5 million; 2015- $3.1 million; 2016- $2.4 million; 2017- $1.4 million; 2018- $1.1 million and thereafter- $1.3 million.

For the years 2013, 2012, and 2011, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.             OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2013	2012

Capitalized mortgage servicing rights	$4,112	$3,198
Accrued interest receivable	15,070	14,731
Investment in tax credits	5,771	8,159
Prepaid FDIC insurance	739	5,872
Accrued federal and state tax receivable	5,343	13,665
Derivative assets	8,318	19,668
Assets held for sale	3,969	—
Other	10,687	10,012

Total other assets	$54,009	$75,305

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $641.2 million, $603.7 million, and $486.6 million at year-end 2013, 2012, and 2011, respectively.  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  Contractually specified servicing fees were $1.5 million, $2.8 million, and $1.2 million for the years 2013, 2012, and 2011, respectively, and included as a component of loan related fees within non-interest income.  The significant assumptions used in the valuation at year-end 2013 included a weighted average discount rate of 10.3% and pre-payment speed assumptions ranging from 6.96% to 15.97%.

Mortgage servicing rights activity was as follows:

(In thousands)	2013	2012

Balance at beginning of year	$3,198	$3,067
Additions	1,056	1,482
Amortization	(915)	(755)
Allowance Adjustment	773	(596)
Balance at end of year	$4,112	$3,198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.             DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2013	2012
Maturity date:
Within 1 year	$530,781	$654,729
Over 1 year to 2 years	282,370	272,141
Over 2 years to 3 years	104,550	127,225
Over 3 years to 4 years	48,052	72,069
Over 4 years to 5 years	27,884	35,379
Over 5 years	8,011	9,046

Total	$1,001,648	$1,170,589

Account balances:
Less than $100,000	$490,902	$548,895
$100,000 or more	510,746	621,694

Total	$1,001,648	$1,170,589

NOTE 12.             BORROWED FUNDS

Borrowed funds at December 31, 2013 and 2012 are summarized, as follows:

	2013		2012
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$862,510	0.22%	$153,150	0.28%
Other Borrowings	10,000	1.92	10,000	1.96
Total short-term borrowings:	872,510	0.24	163,150	0.38
Long-term borrowings:
Advances from the FHLBB	101,918	1.23	195,321	1.18
Subordinated notes	74,215	7.00	74,153	7.00
Junior subordinated notes	15,464	2.09	15,464	2.16
Total long-term borrowings:	191,597	3.53	284,938	2.76
Total	$1,064,107	0.83%	$448,088	1.89%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through US Bank.  The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the period ended December 31, 2013 and December 31, 2012.  The Company is in compliance with all debt covenants as of December 31, 2013.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the period ended December 31, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at December 31, 2013 include callable advances totaling $5.0 million, and amortizing advances totaling $5.5 million.  The advances outstanding at December 31, 2012 include callable advances totaling $5.0 million, and amortizing advances totaling $5.6 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances at year-end 2013 and 2012 is as follows:

	2013		2012
		Weighted		Weighted
(In thousands)	Amount	Average Rate	Amount	Average Rate

Fixed rate advances maturing:
2014	$882,525	0.28%	$186,448	0.32%
2015	—	—	20,280	3.04
2016	1,583	0.79	—	—
2017	5,000	4.33	1,645	0.80
2018 and beyond	5,320	7.90	5,478	3.87
Total fixed rate advances	894,428	0.35	213,851	0.67

Variable rate advances maturing:
2014	10,000	0.32	59,620	1.33
2015	20,000	0.30	10,000	0.39
2016	10,000	0.30	20,000	0.41
2017	—	0.00	10,000	0.41
2018 and beyond	30,000	0.30	35,000	0.97
Total variable rate advances	70,000	0.30	134,620	0.96

Total FHLBB advances	$964,428	0.32%	$348,471	0.78%

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years.  After ten years, the notes become callable and convert to an interest rate of three month LIBOR plus 5.113%.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.09% and 2.16% at December 31, 2013 and December 31, 2012, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.                                       OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2013	2012

Derivative liabilities	$11,964	$29,814
Capital lease obligation	12,457	12,641
Liabilities held for sale	24,834	—
Other	32,846	38,592
Total other liabilities	$82,101	$81,047

NOTE 14.                                       EMPLOYEE BENEFIT PLANS

The Company accounts for its pension and postretirement plans by recognizing in the financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. The Company reports changes in the funded status of its pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

Pension Plans

The Company maintains a legacy employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2013, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the pension plan at December 31, 2013 and 2012 is as follows:

(In thousands)	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year/acquisition date	$6,363	$6,040
Interest cost	250	273
Actuarial loss	(504)	498
Benefits paid	(356)	(353)
Settlements	(87)	(95)
Projected benefit obligation at end of year	5,666	6,363

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year/acquisition date	4,595	4,456
Actual return on plan assets	883	396
Contributions by employer	485	191
Benefits paid	(356)	(353)
Settlements	(87)	(95)
Fair value of plan assets at end of year	5,520	4,595

Underfunded status	$146	$1,768

Amounts Recognized in Statement of Financial Position

Other Liabilities	$(146)	$(1,768)

Net pension cost is comprised of the following for the year ended December 31, 2013 and 2012:

(In thousands)	2013	2012
Interest Cost	$250	$273
Expected return on plan assets	(367)	(350)
Amortization of unrecognized actuarial loss	101	47
Net periodic pension costs	$(16)	$(30)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income during 2013 and 2012 are as follows:

(In thousands)	2013	2012
Amortization of actuarial loss	$(101)	$(47)
Actuarial (gain) loss	(1,019)	451
Total (gain) loss recognized in accumulated other comprehensive income	(1,120)	404
Total (gain) loss recognized in net periodic pension cost recognized and other comprehensive income	$(1,136)	$374

The Company expects to make cash contributions of $280 thousand to the pension trust during the 2013 fiscal year.

The Company does not expect to amortize any amount from other comprehensive income into net periodic pension cost over the next fiscal year.

The principal actuarial assumptions used at December 31, 2013 and 2012 were as follows:

	2013	2012
Projected benefit obligation
Discount rate	4.950%	4.050%
Net periodic pension cost
Discount rate	4.050%	4.660%
Long term rate of return on plan assets	8.000%	8.000%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Plan’s assets by asset category and level within the fair value hierarchy are as follows at December 31, 2013:

Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,515	$1,515	$—
Small-Cap	792	792	—
International	637	637	—
Equity Trusts
Large-Cap	1,015	—	1,015
Fixed Income Trusts	1,030	—	1,030
Fixed Income Mutual Funds	531	531	—
Total	$5,520	$3,475	$2,045

The fair values of the Plan’s assets by asset category and level within the fair value hierarchy are as follows at December 31, 2012:

Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$754	$754	$—
Small-Cap	570	570	—
Equity Trusts	529	529	—
Large-Cap
International	1,102	—	1,102
Fixed Income Trusts	1,640	—	1,640
Total	$4,595	$1,853	$2,742

The Plan did not hold any assets classified as Level 3 during 2013 or 2012.

Estimated benefit payments under our pension plans over the next ten years at December 31, 2013 are as follows:

Year	Payments (In thousands)
2014	$386
2015	389
2016	381
2017	377
2018	368
2019 - 2023	1,968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits

The Company has an unfunded post-retirement medical plan which was assumed in connection with the Rome Bancorp acquisition in 2011.  The postretirement plan has been modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by March 31, 2011. The Company contributes partially to medical benefits and life insurance coverage for retirees. Such retirees and their surviving spouses are responsible for the remainder of the medical benefits, including increases in premiums levels, between the total premium and the Company’s contribution. Information regarding the postretirement plan at December 31, 2013 and 2012 is as follows:

(In thousands)	2013	2012
Change in accumulated post retirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$1,184	$1,083
Interest cost	37	44
Participand contributions	40	51
Actuarial loss	(187)	150
Benefits paid	(78)	(144)
Amendments	—	—
Accumulated postretirement benefit obligation at end of year	$996	$1,184

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	38	93
Contributions by participant	40	51
Benefits paid	(78)	(144)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized in Statement of Financial Position

Other Liabilities	$(996)	$(1,184)

The postretirement benefit obligation recognized in accumulated other comprehensive income and the accrued liability for the years ended December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Amortization of actuarial loss	$25	$(371)
Net actuarial (gain) loss	(187)	194
Total recognized in accumulated other comprehensive income	(162)	(177)
Accrued postretirement liability recognized	$1,333	$(1,361)

The Company expects to contribute $88 thousand to the postretirement benefit plan during the next fiscal year. This amount is equal to the expected benefit payments in this unfunded plan.

The amount expected to be amortized from other comprehensive income into net periodic postretirement cost over the next fiscal year is $33 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discount rates of 4.00% and 3.25% respectively were utilized as of December 31, 2013 and December 31, 2012, to calculate the future postretirement obligation related to the medical plan. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation is expected to be 7% for 2013, and is gradually expected to decrease to 5% by 2018. This assumption may have a significant effect on the amounts reported.  However, as noted above, increases in premium levels are the financial responsibility of the plan beneficiary.  Thus an increase or decrease in 1% of the health care cost trend rates utilized would have had an immaterial effect on the service and interest cost as well as the accumulated post-retirement benefit obligation for the postretirement plan as of December 31, 2013.

Estimated benefit payments under the postretirement benefit plan over the next ten years at December 31, 2013 are as follows:

Year	Payments (In thousands)
2014	$88
2015	87
2016	85
2017	83
2018	82
2019 - 2023	372

401(k) Plan

The Company provides a 401(k) Plan in which most employees participate. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $2.9 million in 2013, $2.5 million in 2012, and $1.9 million in 2011.

Employee Stock Ownership Plan (“ESOP”)

As part of the acquisition of Beacon during 2012, along with two acquisitions during 2011, the Company acquired ESOP plans that were frozen and terminated prior to the completion of those transactions. On the acquisition dates, all amounts in the plans were vested and the loans under the plans were repaid from the sale proceeds of unallocated shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                                       INCOME TAXES

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2013, 2012, and 2011 were, as follows:

(In thousands)	2013	2012	2011

Current:
Federal tax expense	$5,124	$2,298	$2,113
State tax expense	2,171	1,278	572
Total current expense	7,295	3,576	2,685
Deferred:
Federal tax expense	9,445	9,247	1,977
State tax expense	2,115	912	992
Total deferred tax expense	11,560	10,159	2,969
Decrease in valuation allowance	(1,751)	(136)	—
Total income tax expense	$17,104	$13,599	$5,654

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate

Statutory tax rate	$20,387	35.0%	$16,375	35.0%	$8,051	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2,760	4.7	1,715	3.7	1,017	4.4
Tax exempt income - investments, net	(2,211)	(3.8)	(2,187)	(4.7)	(2,222)	(9.7)
Bank-owned life insurance	(631)	(1.1)	(950)	(2.0)	(804)	(3.5)
Disallowed merger costs	—	—	523	1.1	572	2.5
Gain on Rome and Legacy	—	—	—	—	(736)	(3.2)
Non-deductible goodwill on branch divestiture	—	—	419	0.9	1,622	7.1
Tax credits, net of basis reduction	(995)	(1.7)	(1,148)	(2.5)	(1,688)	(7.3)
Reduction in valuation allowance	(1,712)	(2.9)	(428)	(0.9)	—	—
Other, net	(494)	(0.9)	(720)	(1.5)	(158)	(0.7)

Effective tax rate	$17,104	29.3%	$13,599	29.1%	$5,654	24.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Liabilities and Assets

As of December 31, 2013 and 2012, significant components of the Company’s deferred tax assets and liabilities were, as follows:

(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$14,391	$16,971
Tax credit carryforwards	9,867	8,537
Net unrealized loss on swaps and securities available for sale in OCI	5,740	2,549
Employee benefit plans	5,331	5,201
Purchase accounting adjustments	18,350	27,900
Net operating loss and capital loss carryforwards	6,806	9,216
Other	3,181	3,554
Deferred tax assets, net before valuation allowances	63,666	73,928
Valuation allowance	(998)	(2,749)
Deferred tax assets, net of valuation allowances	$62,668	$71,179

Deferred tax liabilities:
Investments	$(896)	$(1,174)
Bonus depreciation on premises and equipment	(2,836)	(3,172)
Intangible amortization	(8,225)	(9,104)
Deferred tax liabilities	$(11,957)	$(13,450)
Deferred tax assets, net	$50,711	$57,729

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

Valuation Allowances

The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2013 and 2012 were, as follows:

(in thousands)	2013	2012
State net operating loss carry-forward, net of Federal tax benefit	$762	$745
State tax basis difference, net of Federal tax benefit	236	292
Federal capital loss carry-forward	—	1,712
Valuation allowances	$998	$2,749

The state net operating loss carry-forward, net of Federal tax benefit was originally recorded in 2012 in connection with the Connecticut Bank and Trust Company acquisition.  That valuation allowance is based on management’s assessment that is it more likely than not that the Company will not be able to utilize the net operating loss carry-forwards to offset future taxable earnings in the state of Connecticut.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The state tax basis difference, net of Federal tax benefit was also originally recorded in 2012, due to management’s assessment that it is more likely than not that certain deferred tax assets recorded for the difference between the book basis and the state tax basis in certain tax credit limited partnership investments (LPs) will not be realized.  The decrease in the 2013 balance is due to the sale of two of the Company’s tax credit LPs during 2013.  Management anticipates that the remaining excess state tax basis will be realized as a capital loss upon disposition, and that it is unlikely that the Company will have capital gains against which to offset such capital losses.

The Federal capital loss carry-forward was originally recorded in connection with the Company’s acquisition of Legacy Bancorp, Inc. during 2011.  The release is due to having more realized and expected capital gains against which to offset the capital loss carry-forward during 2013 than was anticipated at the time of the acquisition.  The reduction in the valuation allowance was recorded in accordance with the applicable guidance for income taxes as a decrease to the provision for income taxes.

The valuation allowances as of December 31, 2013 are subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

Tax Attributes

At December 31, 2013, the Company had net operating loss carryforwards of $19.2 million that expire beginning in 2031, capital loss carryforwards of $0.3 million that expire beginning in 2016, general business tax credit carryforwards of $7.0 million that expire beginning in 2027, and alternative minimum tax credit carryforwards of $2.9 million that do not expire.

Unrecognized Tax Benefits

On a periodic basis, the Company evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of taxing authorities’ current examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to uncertain tax positions.

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2013, 2012, and 2011:

(In thousands)	2013	2012	2011

Unrecognized tax benefits at January 1	$492	$774	$—
Increase in gross amounts of tax positions related to prior years	321	173	774
Decrease in gross amounts of tax positions related to prior years	(150)	(140)	—
Decrease due to settlement with taxing authority	(186)	(240)	—
Increase in gross amounts of tax positions related to current year	—	50	—
Decrease due to lapse in statute of limitations	—	(125)	—
Unrecognized tax benefits at December 31	$477	$492	$774

The Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.

As of December 31, 2013, the Company had $477 thousand of unrecognized federal and state tax benefits that would impact the effective tax rate if recognized.  The Company classifies interest and penalties, if any, related to the liability for unrecognized tax benefits as a component of the provision for income taxes.  Accruals for interest and penalties were not material in 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax returns, including the tax histories acquired through business combinations, remain subject to examination by the Federal Internal Revenue Service and the tax authorities of Massachusetts, New York, and Connecticut for tax years from 2010 forward.

NOTE 16.                                       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2013, the Company held derivatives with a total notional amount of $905.1 million.  That amount included $425 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $459.9 million and $20.2 million, respectively, which are not designated as accounting hedges.  Economic hedges included interest rate swaps totaling $427 million, and $33 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2013.

The Company pledged collateral to derivative counterparties in the form of cash totaling $1.8 million and securities with an amortized cost of $26.2 million and a fair value of $26.4 million at year-end 2013. The Company does not typically require its Commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2013 follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
December 31, 2013	Amount	Maturity	Received	Contract pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$150,000	2.5	0.25%	2.61%	$(3,102)
Forward-starting interest rate swaps on FHLBB borrowings	260,000	4.5	—	1.88%	1,015
Interest rate swaps on junior subordinated notes	15,000	0.4	2.09%	5.54%	(203)
Total cash flow hedges	425,000				(2,290)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,095	15.9	0.54%	5.09%	(1,889)
Interest rate swaps on loans with commercial loan customers	206,933	5.4	2.44%	4.68%	(6,278)
Reverse interest rate swaps on loans with commercial loan customers	206,933	5.4	4.68%	2.44%	6,286
Forward sale commitments	32,911	0.2			261
Total economic hedges	459,872				(1,620)

Non-hedging derivatives:
Interest rate lock commitments	20,199	0.2			258
Total non-hedging derivatives	20,199				258

Total	$905,071				$(3,652)

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2012 follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
December 31, 2012	Amount	Maturity	Received	Contract pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$115,000	1.6	0.35%	3.47%	$(4,608)
Forward-starting interest rate swaps on FHLBB borrowings	140,000	5.4	—	2.37%	(5,810)
Interest rate swaps on junior subordinated notes	15,000	1.4	2.16%	5.54%	(704)
Total cash flow hedges	270,000				(11,122)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,609	16.9	0.58%	5.09%	(3,473)
Interest rate swaps on loans with commercial loan customers	205,319	5.1	2.54%	5.28%	(15,219)
Reverse interest rate swaps on loans with commercial loan customers	205,319	5.1	5.28%	2.54%	14,746
Forward sale commitments	335,548	0.1			(1,336)
Total economic hedges	759,795				(5,282)

Non-hedging derivatives:
Interest rate lock commitments	282,752	0.2			6,258
Total non-hedging derivatives	282,752				6,258

Total	$1,312,547				$(10,146)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.

As of December 31, 2013, the Company has entered into several interest rate swaps with an aggregate notional amount of $150 million to convert either the LIBOR based floating interest rates or the FHLBB three month fixed interest rate on a series of rolling 90 day advances on a $150 million portfolio of FHLBB advances to fixed rates, with the objective of fixing the Company’s monthly interest expense on these borrowings.

The Company has also entered into fourteen forward-starting interest rate swaps with a combined notional value of $260 million as of year-end 2013. These swaps become effective between the first quarter of 2014 and the first quarter of 2017.  The year 2014 will bring on the majority of the fourteen swaps with nine swaps coming onto the balance sheet, with durations ranging from three to five years.  The three forward starting swaps will become effective in 2015 with durations of four and seven years.  The final two forward starting swaps will become effective in 2016 and 2017, both with durations of one year.    This hedge strategy converts the ninety day rolling FHLBB borrowings based on the FHLBB’s three month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

The Company has entered into an interest rate swap with a notional value of $15 million to convert the floating rate of interest on its junior subordinated debentures to a fixed rate of interest. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating rate interest on the debentures.  Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2013	2012

Interest rate swaps on FHLBB borrowings:
Unrealized gain recognized in accumulated other comprehensive loss	$11,783	$1,157

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	(3,620)	(3,581)

Reclassification of unrealized gain from accumulated other comprehensive loss to other non-interest expense for termination of swaps	943	942

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(489)	(324)

Net tax (expense) benefit on items recognized in accumulated other comprehensive loss	(3,276)	846

Interest rate swaps on junior subordinated notes:
Unrealized loss recognized in accumulated other comprehensive loss	(18)	(139)

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	519	490

Net tax expense on items recognized in accumulated other comprehensive loss	(197)	(157)
Other comprehensive income (loss) recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$5,645	$(766)

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$4,374	$4,476
Net interest expense recognized in interest expense on junior subordinated notes	$519	$490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the years ended 2013 and 2012.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities.  See Note 25 — Subsequent Events for additional information on derivatives.

Economic hedges

The Company has an interest rate swap with a $13.1 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09% in exchange for a LIBOR-based floating rate.  The interest rate swap is currently held within the Company’s trading portfolio under the fair value option. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $17.8 thousand at year-end 2013.  The interest income and expense on these mirror image swaps exactly offset each other.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2013	2012

Economic hedges
Interest rate swap on industrial revenue bond:

Unrealized gain (loss) recognized in other non-interest income	$972	$(660)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	6,004	3,053

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(6,004)	(3,053)

Favorable change in credit valuation adjustment recognized in other non-interest income	450	43

Forward Commitments:
Unrealizedgain (loss) recognized in other non-interest income	261	(1,337)
Realized gain (loss) in other non-interest income	7,501	(5,389)

Non-hedging derivatives
Interest rate lock commitments:
Unrealized gain recognized in other non-interest income	258	6,259
Realized (loss) gain in other non-interest income	$(2,467)	$15,753

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its commercial banking counterparties totaling $7 million and $14.7 million as of December 31, 2013 and December 31, 2012, respectively.  The Company had net liability positions with its financial institution counterparties totaling $10.2 million and $29.8 million as of December 31, 2013 and December 31, 2012, respectively.  At December 31, 2013, the Company also had a net liability position of $0.7 million with its commercial banking counterparties as compared to zero liability at December 31, 2012.  The collateral posted by the Company that covered liability positions was $10.2 million and $29.8 million as of December 31, 2013 and December 31, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	7,799	—	7,799	—	—	7,799
Total	$7,799	$—	$7,799	$—	$—	$7,799

Offsetting of Financial Liabilities and Derivative Liaibilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$(13,157)	$1,913	$(11,244)	$9,544	$1,700	$—
Commercial counterparties	(720)	—	(720)	—	—	(720)
Total	$(13,877)	$1,913	$(11,964)	$9,544	$1,700	$(720)

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2012
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	14,746	—	14,746	—	—	14,746
Total	$14,746	$—	$14,746	$—	$—	$14,746

Offsetting of Financial Liabilities and Derivative Liaibilities

Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2012
Interest Rate Swap Agreements:
Institutional counterparties	$(29,814)	$—	$(29,814)	$25,384	$4,430	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(29,814)	$—	$(29,814)	$25,384	$4,430	$—

NOTE 17.                                       OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

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

A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at year-end:

(In thousands)	2013	2012

Commitments to originate new loans	$129,699	$50,218
Unused funds on commercial and other lines of credit	523,090	339,738
Unadvanced funds on home equity lines of credit	226,330	255,340
Unadvanced funds on construction and real estate loans	158,131	98,945
Standby letters of credit	14,996	28,339
Lease obligation	12,448	12,641
Total	$1,064,694	$785,221

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2013.

Operating Lease Commitments. Future minimum rental payments required under operating leases at year-end 2013 are as follows: 2014— $6.0 million; 2015 — $5.2 million; 2016 — $4.2 million; 2017 — $3.7 million; 2018 - $3.1 million and all years thereafter — $29.3 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2013, 2012, and 2011 amounted to $5.7 million, $4.7 million, and $3.2 million, respectively.

Lease Obligations. Future obligations required under the capital lease at year-end 2013 are $753 thousand in 2014; $751 thousand in 2015; $715 thousand in 2016; $680 thousand in 2017; $647 thousand in 2018; and $7.5 million all years thereafter.  Amortization under the capital lease is included with premises and equipment depreciation and amortization expense.

Future obligations required under the financing lease at year-end 2013 are $80 thousand in 2014; $80 thousand in 2015; $80 thousand in 2016; $81 thousand in 2017; $86 thousand in 2018; and $1.8 million all years thereafter.  Amortization under the financing lease is included with premises and equipment depreciation and amortization expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at year-end 2013 will have no material effect on the Company’s financial statements.

NOTE 18.                                     STOCKHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2013 and 2012, the Bank met the capital adequacy requirements.  Regulators may set higher expected capital requirements in some cases based on their examinations.

As of year-end 2013 and 2012, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

The Bank’s actual and required capital amounts were as follows:

					Minimum to be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
Total capital to risk-weighted assets	$486,075	11.62%	$334,555	8.00%	$418,193	10.00%
Tier 1 capital to risk-weighted assets	416,803	9.97	167,277	4.00	250,916	6.00
Tier 1 capital to average assets	416,803	7.99	208,685	4.00	260,857	5.00

December 31, 2012
Total capital to risk-weighted assets	$456,314	11.79%	$309,684	8.00%	$387,105	10.00%
Tier 1 capital to risk-weighted assets	387,548	10.01	154,842	4.00	232,263	6.00
Tier 1 capital to average assets	387,548	7.46	207,874	4.00	259,842	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

(In thousands)	2013	2012
Total stockholders’ equity per consolidated financial statements	$678,062	$667,265
Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	(3,764)	(5,172)
Net unrealized loss (gain) on available for sale securities	5,749	(6,712)
Net unrealized loss on cash flow hedges	3,158	9,263
Disallowed goodwill and other intangible assets	(245,405)	(248,586)
Disallowed deferred taxes	(20,997)	(28,510)
Total Bank Tier 1 Capital	416,803	387,548
Adjustments for total capital:
Qualifying subordinated debt	35,000	35,000
Includible allowances for loan losses	33,383	33,299
Net unrealized loss on available for sale securities includible in Tier 2 capital	889	467
Total Bank capital per regulatory reporting	$486,075	$456,314

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive loss

Year-end components of accumulated other comprehensive loss are as follows:

(In thousands)	2013	2012
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding (loss) gain on AFS securities	$(9,294)	$10,718
Net loss on effective cash flow hedging derivatives	(2,289)	(10,955)
Net loss on terminated swap	(3,237)	(4,179)
Net unrealized holding loss on pension plans	(500)	(1,265)

Income taxes related to items of accumulated other comprehensive (loss)/income:
Net unrealized holding (loss) gain on AFS securities	3,518	(4,006)
Net loss on effective cash flow hedging derivatives	923	4,397
Net loss on terminated swap	1,312	1,801
Net unrealized holding loss on pension plans	510	510
Accumulated other comprehensive loss	$(9,057)	$(2,979)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of other comprehensive loss for the years ended December 31, 2013, 2012, and 2011:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2013
Net unrealized holding loss on AFS securities:
Net unrealized gain arising during the period	$(24,770)	$9,444	$(15,326)
Less: reclassification adjustment for losses realized in net income	4,758	(1,920)	2,838
Net unrealized holding loss on AFS securities	(20,012)	7,524	(12,488)

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	5,046	(2,014)	3,032
Less: reclassification adjustment for losses realized in net income	3,620	(1,460)	2,160
Net gain on cash flow hedging derivatives	8,666	(3,474)	5,192

Net gain on terminated swap:
Net unrealized loss arising during the period	471	—	471
Less: reclassification adjustment for losses realized in net income	471	(489)	(18)
Net gain on terminated swap	942	(489)	453

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	1,282	(517)	765
Less: reclassification adjustment for losses realized in net income	—	—	—
Net unrealized holding gain on pension plans	1,282	(517)	765
Other Comprehensive Loss	$(9,122)	$3,044	$(6,078)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2012
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$2,977	$(1,088)	$1,889
Less: reclassification adjustment for losses realized in net income	1,442	(579)	863
Net unrealized holding gain on AFS securities	4,419	(1,667)	2,752

Net loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,653)	2,129	(3,524)
Less: reclassification adjustment for losses realized in net income	3,581	(1,441)	2,140
Net loss on cash flow hedging derivatives	(2,072)	688	(1,384)

Net gain on terminated swap:
Net unrealized gain arising during the period	472	—	472
Less: reclassification adjustment for losses realized in net income	470	(324)	146
Net gain on terminated swap	942	(324)	618

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(136)	56	(80)
Less: reclassification adjustment for losses realized in net income	—	—	—
Net unrealized holding loss on pension plans	(136)	56	(80)
Other Comprehensive Income	$3,153	$(1,247)	$1,906

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2011
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$2,315	$(865)	$1,450
Less: reclassification adjustment for losses realized in net income	14	(5)	9
Net unrealized holding gain on AFS securities	2,329	(870)	1,459

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	3,427	(1,391)	2,036
Less: reclassification adjustment for losses realized in net income	(3,086)	1,240	(1,846)
Netgain on cash flow hedging derivatives	341	(151)	190

Netgain on terminated swap:
Net unrealized gain arising during the period	471	—	471
Less: reclassification adjustment for losses realized in net income	471	(391)	80
Netgain on terminated swap	942	(391)	551

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(1,130)	455	(675)
Less: reclassification adjustment for losses realized in net income	—	—	—
Net unrealized holding loss on pension plans	(1,130)	455	(675)
Other Comprehensive Income	$2,482	$(957)	$1,525

The following table presents the changes in each component of accumulated other comprehensive income, for the years ended December 31, 2013, 2012, and 2011:

	Net unrealized	Net loss on	Net loss	Net unrealized
	holding gain (loss)	effective cash	on	holding gain (loss)
	on AFS	flow hedging	terminated	on
(in thousands)	Securities	derivatives	swap	pension plans	Total
Year Ended December 31, 2013
Balance at Beginning of Year	$6,712	$(6,558)	$(2,378)	$(755)	$(2,979)
Other Comprehensive (Loss) Gain before reclassifications	(15,326)	3,032	471	765	(11,058)
Amounts Reclassified from Accumulated other comprehensive income	2,838	2,160	(18)	—	4,980
Total Other Comprehensive Loss	(12,488)	5,192	453	765	(6,078)
Balance at End of Period	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)

Year Ended December 31, 2012
Balance at Beginning of Year	$3,960	$(5,174)	$(2,996)	$(675)	$(4,885)
Other Comprehensive Gain (Loss) Before reclassifications	1,889	(3,524)	472	(80)	(1,243)
Amounts Reclassified from Accumulated other comprehensive income	863	2,140	146	—	3,149
Total Other Comprehensive Income	2,752	(1,384)	618	(80)	1,906
Balance at End of Period	$6,712	$(6,558)	$(2,378)	$(755)	$(2,979)

Year Ended December 31, 2011
Balance at Beginning of Year	$2,501	$(5,364)	$(3,547)	$—	$(6,410)
Other Comprehensive Gain (Loss) Before reclassifications	1,450	2,036	471	(675)	3,282
Amounts Reclassified from Accumulated other comprehensive income	9	(1,846)	80	—	(1,757)
Total Other Comprehensive Income	1,459	190	551	(675)	1,525
Balance at End of Period	$3,960	$(5,174)	$(2,996)	$(675)	$(4,885)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the years ended December 31, 2013, 2012, and 2011:

				Affected Line Item in the
	Years Ended Decemeber 31,			Statement Where Net Income
(in thousands)	2013	2012	2011	Is Presented
Realized gains on AFS securities:
	4,758	1,442	14	Non-interest income
	(1,920)	(579)	(5)	Tax expense
	2,838	863	9

Realized gains (losses) on cash flow hedging derivatives:
	3,620	3,581	(3,086)	Interest income
	(1,460)	(1,441)	1,240	Tax expense
	2,160	2,140	(1,846)

Amortization of realized gains (losses) on terminated swap:
	471	470	471	Interest income
	(489)	(324)	(391)	Tax expense
	(18)	146	80
Total reclassifications for the period	$4,980	$3,149	$(1,757)

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

Earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011

Net income from continuing operations	$41,143	$33,825	$16,434
(Loss) income from discontinued operations before income taxes (including gain on disposal of $63 in 2012 and $4,962 in 2011)	—	(261)	4,684
Income tax expense	—	376	3,770
Net (loss) income from discontinued operations	—	(637)	914
Net income	$41,143	$33,188	$17,348

Average number of common shares issued	26,525	24,081	19,812
Less: average number of treasury shares	1,424	1,626	1,741
Less: average number of unvested stock award shares	299	254	186
Average number of basic common shares outstanding	24,802	22,201	17,885
Plus: dilutive effect of unvested stock award shares	60	41	—
Plus: dilutive effect of stock options outstanding	103	87	67
Average number of diluted common shares outstanding	24,965	22,329	17,952

Basic earnings per share:
Continuing Operations	$1.66	$1.52	$0.92
Discontinued operations	—	(0.03)	0.05
Total basic earning per share	$1.66	$1.49	$0.97

Diluted earnings per share:
Continuing Operations	$1.65	$1.52	$0.92
Discontinued operations	—	(0.03)	0.05
Total diluted earnings per share	$1.65	$1.49	$0.97

For the year ended 2013, 338 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the year ended 2012, 600 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the year ended 2011, 394 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 19.                                    STOCK-BASED COMPENSATION PLANS

The 2011 Equity Compensation Plan (the “Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.4 million shares was authorized under the Plan.  Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted.  As of year-end 2013, the Company had the ability to grant approximately 333 thousand shares under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2012	244	$21.69	688	$18.13
Granted	243	24.49	—	—
Stock options exercised	—	—	(237)	12.85
Stock awards vested	(95)	19.50	—	—
Forfeited	(58)	22.81	(9)	17.68
Balance, December 31, 2013	334	$23.26	442	$20.41
Exercisable options, December 31, 2013			420	$21.73

Stock Awards

The total compensation cost for stock awards recognized as expense was $2.1 million, $2.0 million, and $1.5 million, in the years 2013, 2012, and 2011, respectively. The total recognized tax benefit associated with this compensation cost was $0.9 million, $0.8 million, and $0.6 million, respectively.

The weighted average fair value of stock awards granted was $24.49, $23.76, and $20.88 in 2013, 2012, and 2011, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.

The total fair value of stock awards vested during 2013, 2012, and 2011 was $1.9 million, $1.4 million, and $1.3 million, respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $5.6 million as of year-end 2013. This amount is expected to be recognized over a weighted average period of two years.

Option Awards

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2013, the weighted average remaining contractual term for options outstanding is four years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company acquired options in the Beacon transaction in 2012 but did not grant additional options in 2013, 2012, or 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised was $2.9 million, $2.7 million, and $98 thousand for the years 2013, 2012, and 2011, respectively.  The expense pertaining to options vesting in the years 2013, 2012, and 2011 was $860 thousand, $240 thousand, and $0, respectively.  The total recognized tax benefit associated with stock option expense for the years 2013, 2012 and 2011, was $347 thousand, $97 thousand, and $0, respectively.  The unrecognized stock-based compensation expense related to unvested stock options was $41 thousand as of year-end 2013. This amount is expected to be recognized over a weighted average period of three months.

NOTE 20.                                       FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements of Financial Instruments

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,840	$14,840
Available-for-sale securities:
Municipal bonds and obligations	—	77,671	—	77,671
Government guaranteed residential mortgage-backed securities	—	78,771	—	78,771
Government-sponsored residential mortgage-backed securities	—	522,658	—	522,658
Corporate bonds	—	39,280	—	39,280
Trust preferred securities	—	15,372	1,239	16,611
Other bonds and obligations	—	3,084	—	3,084
Marketable equity securities	20,891	357	725	21,973
Loans held for sale	—	15,840	—	15,840
Derivative assets	242	7,799	277	8,318
Derivative liabilities	—	11,964	—	11,964

	December 31, 2012
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$16,893	$16,893
Available-for-sale securities:
Municipal bonds and obligations	—	84,757	—	84,757
Government guaranteed residential mortgage-backed securities	—	43,091	—	43,091
Government-sponsored residential mortgage-backed securities	—	278,593	—	278,593
Corporate bonds	—	10,007	—	10,007
Trust preferred securities	—	20,072	885	20,957
Other bonds and obligations	—	3,472	—	3,472
Marketable equity securities	25,291	—	—	25,291
Loans held for sale	—	85,368	—	85,368
Derivative assets (1)	—	14,746	6,258	21,004
Derivative liabilities (2)	282	29,818	1,055	31,155

(1)         Total fair value excludes the $1.3 million of unrealized losses on forward commitments presented under other assets on the consolidated balance sheet.

(2)         Total fair value includes the $1.3 million of unrealized losses on forward commitments presented under other assets on the consolidated balance sheet.

There were no transfers between Level 1, 2, and 3 during the years ended December 31, 2013 and 2012.

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

Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

markets. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. The Company holds one pooled trust preferred security. The Company holds one pooled trust preferred security and one privately owned equity security. Both securities fair values are based on unobservable issuer-provided financial information and the pooled security also utilizes discounted cash flow models derived from the underlying structured pool, therefore both are classified as Level 3.

Loans held for sale. The Company elected the fair value option for all loans held for sale (HFS) originated on or after May 1, 2012.  Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
	Aggregate	Aggregate	Less Aggregate
December 31, 2013 (In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$15,840	$15,641	$199

			Aggregate Fair Value
	Aggregate	Aggregate	Less Aggregate
December 31, 2012 (In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$85,368	$82,560	$2,808

The changes in fair value of loans held for sale for years ended December 31, 2013 and 2012 were gains of $2.6 million and losses of $2.8 million, respectively.  The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of year-end 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the IRLCs and loans held for sale.  To be announced (TBA) mortgage-backed securities forward commitment sales are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets.  The fair values of the Company’s best efforts and mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable, however; costs to originate and closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are considered factors that are not observable.  As such, best efforts and mandatory forward sale commitments are classified as Level 3 measurements.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2013 and 2012.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Balance as of December 31, 2011	$17,395	$544	$—	$—

Greenpark Acquisition	—	—	2,126	(1,055)
Unrealized (loss) gain, net recognized in other non-interest income	(16)	—	20,687	—
Unrealized gain included in accumulated other comprehensive loss	—	341	—	—
Paydown of trading security	(486)	—	—	—
Transfers to held for sale loans	—	—	(16,555)	—
Balance as of December 31, 2012	$16,893	$885	$6,258	$(1,055)
Purchase of marketable equity security	—	770	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(1,539)	—	8,722	1,074
Unrealized gain included in accumulated other comprehensive loss	—	309	—	—
Paydown of trading security	(514)	—	—	—
Transfers to held for sale loans	—	—	(14,722)	—
Balance as of December 31, 2013	$14,840	$1,964	$258	$19

Unrealized gains (losses) relating to instruments still held at December 31, 2013	$1,745	$(1,410)	$258	$19
Unrealized gains (losses) relating to instruments still held at December 31, 2012	$3,284	$(1,717)	$6,258	$(1,055)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets as of December 31, 2013 and 2012 are as follows:

	Fair Value			Significant Unobservable
(In thousands)	December 31, 2013	Valuation Techniques	Unobservable Inputs	Input Value
Assets
Trading Security	$14,840	Discounted Cash Flow	Discount Rate	3.39%

Forward Commitments	19	Historical Trend	Closing Ratio	94.83%
		Pricing Model	Origination Costs, per loan	2,500

Interest Rate Lock Commitment	258	Historical Trend	Closing Ratio	94.83%
		Pricing Model	Origination Costs, per loan	2,500
Total	$15,117

	Fair Value			Significant Unobservable
(In thousands)	December 31, 2012	Valuation Techniques	Unobservable Inputs	Input Value
Assets
Trading Security	$16,893	Discounted Cash Flow	Discount Rate	2.08%

Forward Commitments	(1,055)	Historical Trend	Closing Ratio	93.04%
		Pricing Model	Origination Costs, per loan	2,500

Interest Rate Lock Commitment	6,258	Historical Trend	Closing Ratio	93.04%
		Pricing Model	Origination Costs	2,500
Total	$22,096

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.  There are no liabilities measured on a non-recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013	Year ended December 31, 2013
	Level 3	Total
(In thousands)	Inputs	Losses (Gains)
Assets
Impaired loans	$5,542	$(562)
Capitalized mortgage servicing rights	4,112	(773)
Other real estate owned	2,995	2

Total	$12,649	$(1,333)

	December 31, 2012	Year ended December 31, 2012
	Level 3	Total
(In thousands)	Inputs	Losses
Assets
Impaired loans	$6,104	$6,216
Capitalized mortgage servicing rights	3,198	596
Other real estate owned	1,929	46

Total	$11,231	$6,858

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2013 and 2012 are as follows:

(in thousands)	December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$5,542	Fair value of collateral	Loss severity	4.2% to 100.0% (57.41%)
			Appraised value	$0 to $900.0 $(505.4)

Capitalized mortgage servicing rights	4,112	Discounted cash flow	Constant prepayment rate (CPR)	6.96% to 15.97% (8.58%)
			Discount rate	10.00% to 13.00% (10.34%)

Other real estate owned	2,995	Fair value of collateral	Appraised value	$0 to $774.0 $(413.4)

Total	$12,649

(a)         Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$6,104	Fair value of collateral	Loss severity	5.24% to 100.0% (42.79%)
			Appraised value	$15.7 to $1,584.0 $(863.8)

Capitalized mortgage servicing rights	3,198	Discounted cash flow	Constant prepayment rate (CPR)	13.25% to 26.02% (18.41%)
			Discount rate	11.00% to 15.50% (11.14%)

Other real estate owned	1,929	Fair value of collateral	Appraised value	$0 to $1,000.0 $(457.1)

Total Assets	$11,231

(a)                                 Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2013 and 2012.

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

	December 31, 2013
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$56,841	$56,841	$56,841	$—	$—
Trading security	14,840	14,840	—	—	14,840
Securities available for sale	760,048	760,048	20,891	737,193	1,964
Securities held to maturity	44,921	45,764	—	—	45,764
Restricted equity securities	50,282	50,282	—	50,282	—
Net loans	4,147,200	4,154,663	—	—	4,154,663
Loans held for sale	15,840	15,840	—	15,840	—
Accrued interest receivable	15,072	15,072	—	15,072	—
Cash surrender value of bank-owned life insurance policies	101,530	101,530	—	101,530	—
Derivative assets	8,318	8,318	242	7,799	277
Assets held for sale	3,969	3,969	—	3,969	—

Financial Liabilities

Total deposits	$3,848,529	$3,848,926	$—	$3,848,926	$—
Short-term debt	872,510	872,545	—	872,545	—
Long-term Federal Home Loan Bank advances	101,918	103,660	—	103,660	—
Subordinated notes	89,679	87,882	—	87,882	—
Derivative liabilities	11,964	11,964	—	11,964	—
Liabilities held for sale	24,834	24,834	—	24,834	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$63,382	$63,382	$63,382	$—	$—
Trading security	16,893	16,893	—	—	16,893
Securities available for sale	466,169	466,169	25,291	439,993	885
Securities held to maturity	51,024	51,024	—	—	51,024
Restricted equity securities	39,785	39,785	—	39,785	—
Net loans	3,955,446	4,004,259	—	—	4,004,259
Loans held for sale	85,368	85,368	—	85,368	—
Accrued interest receivable	14,731	14,731	—	14,731	—
Cash surrender value of bank-owned life insurance policies	88,198	88,198	—	88,198	—
Derivative assets (1)	21,004	21,004	—	14,746	6,258

Financial Liabilities

Total deposits	$4,100,409	$4,116,999	$—	$4,116,999	$—
Short-term debt	163,150	163,150	—	163,150	—
Long-term Federal Home Loan Bank advances	195,321	199,420	—	199,420	—
Subordinated notes	89,617	73,967	—	73,967	—
Derivative liabilities (2)	31,155	31,155	282	29,818	1,055

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 21.                                       OPERATING SEGMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s operating segments is as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2013
Net interest income	$172,634	$—	$25,618	$(29,500)	$168,752
Provision for loan losses	11,378	—	—	—	11,378
Non-interest income	48,238	9,994	15,414	(15,414)	58,232
Non-interest expense	146,944	8,069	2,346	—	157,359
Income before income taxes	62,550	1,925	38,686	(44,914)	58,247
Income tax expense (benefit)	18,802	759	(2,457)	—	17,104
Net income	$43,748	$1,166	$41,143	$(44,914)	$41,143

Average assets (in millions)	$5,279	$27	$741	$(741)	$5,307

(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2012
Net interest income	$145,167	$—	$15,221	$(17,000)	$143,388
Provision for loan losses	9,590	—	—	—	9,590
Non-interest income	43,330	10,726	19,678	(19,678)	54,056
Non-interest expense	128,366	8,452	3,988	—	140,806
Income before income taxes	50,541	2,274	30,911	(36,678)	47,048
Income tax expense (benefit)	14,597	903	(2,277)	—	13,223
Net income from continuing operations	35,944	1,371	33,188	(36,678)	33,825
Income from discontinued operations before income taxes (including gain on disposal of $63)	(261)	—	—	—	(261)
Income tax expense	376	—	—	—	376
Net income from discontinued operations	(637)	—	—	—	(637)
Net income	$35,307	$1,371	$33,188	$(36,678)	$33,188

Average assets (in millions)	$5,006	$30	$559	$(392)	$5,203

(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2011
Net interest income	$107,348	$—	$3,372	$(4,200)	$106,520
Provision for loan losses	7,563	—	—	—	7,563
Non-interest income	24,716	11,087	16,067	(16,067)	35,803
Non-interest expense	103,571	8,752	4,119	—	116,442
Income before income taxes	20,930	2,335	15,320	(20,267)	18,318
Income tax expense (benefit)	2,932	980	(2,028)	—	1,884
Net income from continuing operations	17,998	1,355	17,348	(20,267)	16,434
Income from discontinued operations before income taxes (including gain on disposal of $4,962)	4,684	—	—	—	4,684
Income tax expense	3,770	—	—	—	3,770
Net income from discontinued operations	914	—	—	—	914
Net income	$18,912	$1,355	$17,348	$(20,267)	$17,348
			—
Average assets (in millions)	$3,447	$32	$435	$(433)	$3,481

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.             CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows. Investment in subsidiaries at December 31, 2013 includes $35 million of intercompany subordinated notes.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2013	2012
Assets

Cash due from Berkshire Bank	$40,154	$39,653
Investment in subsidiaries	698,943	686,748
Other assets	41,489	43,447
Total assets	$780,586	$769,848

Liabilities and Stockholders’ Equity

Short term debt	$10,000	$10,000
Subordinated notes	89,680	89,617
Accrued expenses	2,844	2,966
Stockholders’ equity	678,062	667,265
Total liabilities and stockholders’ equity	$780,586	$769,848

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2013	2012	2011

Income:
Dividends from subsidiaries	29,500	17,000	$4,200
Other	2,317	481	11
Total income	31,817	17,481	4,211
Interest expense	6,199	2,260	839
Operating expenses	2,346	3,988	4,119
Total expense	8,545	6,248	4,958
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiaries	23,272	11,233	(747)
Income tax benefit	(2,457)	(2,277)	(2,028)
Income (loss) before equity in undistributed income (loss) of subsidiaries	25,729	13,510	1,281
Equity in undistributed income (loss) of subsidiaries	15,414	19,678	16,067

Net income	$41,143	$33,188	$17,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012	2011

Cash flows from operating activities:
Net income	$41,143	$33,188	$17,348
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed income of subsidiaries	(15,414)	(19,678)	(16,067)
Other, net	763	1,897	76
Net cash provided by operating activities	26,492	15,407	1,357

Cash flows from investing activities:
Acquisitions, net of cash paid	—	(64,230)	13,069
Purchase of securities	(770)	—	—
Other, net	588	1,000	—
Net cash (used) provided by investing activities	(182)	(63,230)	13,069

Cash flows from financing activities:
Proceeed from issuance of short term debt	—	10,000	—
Proceeed from issuance of long term debt	—	74,153	—
Net proceeds from common stock	3,045	—	—
Net proceeds from reissuance of treasury stock	—	3,044	252
Payment to repurchase common stock	(12,249)
Common stock cash dividends paid	(18,118)	(15,634)	(11,910)
Other, net	1,513	—	—
Net cash provided (used) by financing activities	(25,809)	71,563	(11,658)

Net change in cash and cash equivalents	501	23,740	2,768

Cash and cash equivalents at beginning of year	39,653	15,913	13,145

Cash and cash equivalents at end of year	$40,154	$39,653	$15,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.             QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$48,659	$54,504	$49,697	$50,881	$51,488	$43,123	$42,656	$38,672
Interest expense	8,817	8,635	8,593	8,944	9,523	7,898	7,603	7,527
Net interest income	39,842	45,869	41,104	41,937	41,965	35,225	35,053	31,145
Non-interest income	15,714	12,114	15,606	14,798	17,653	14,313	12,288	9,802
Total revenue	55,556	57,983	56,710	56,735	59,618	49,538	47,341	40,947
Provision for loan losses	3,100	3,178	2,700	2,400	2,840	2,500	2,250	2,000
Non-interest expense	37,157	42,784	37,935	39,483	44,266	32,162	34,184	30,194
Income before income taxes	15,299	12,021	16,075	14,852	12,512	14,876	10,907	8,753
Income tax expense	4,762	3,917	4,038	4,387	3,183	4,847	2,921	2,272
Net income from continuing operations	10,537	8,104	12,037	10,465	9,329	10,029	7,986	6,481
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	(637)
Net income	$10,537	$8,104	$12,037	$10,465	$9,329	$10,029	$7,986	$5,844

Basic earnings per share:
Continuing operations	$0.43	$0.33	$0.49	$0.42	$0.39	$0.46	$0.37	$0.31
Discontinued operations	—	—	—	—	—	—	—	(0.03)
Total basic earnings per share	$0.43	$0.33	$0.49	$0.42	$0.39	$0.46	$0.37	$0.28

Diluted earnings per share:
Continuing operations	$0.42	$0.33	$0.48	$0.42	$0.38	$0.46	$0.37	$0.31
Discontinued operations	—	—	—	—	—	—	—	(0.03)
Total diluted earnings per share	$0.42	$0.33	$0.48	$0.42	$0.38	$0.46	$0.37	$0.28

Weighted average shares outstanding:
Basic	24,701	24,748	24,779	24,948	24,165	21,921	21,742	20,955
Diluted	24,857	24,873	24,956	25,143	24,396	22,031	21,806	21,062

A correction was identified in 2013 for prior period interest income earned on loans acquired in bank acquisitions and the accounting for a state income tax credit, which was deemed to be immaterial in relation to quarterly results.  There has been no correction to quarterly results previously disclosed for 2013.  The correction for fiscal year 2013 is included in third quarter 2013 financial results.

A correction was identified in 2012 for the accounting treatment of lease agreements with contractual cost escalators, which was deemed to be immaterial in relation to quarterly results.  There has been no correction to quarterly results previously disclosed for 2012.  The correction for fiscal year 2012 is included in fourth quarter 2012 financial results.

NOTE 24.             NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three years ended 2013, 2012, and 2011, respectively:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net interest income	168,752	143,388	106,520
Provision for loan losses	11,378	9,590	7,563
Net interest income after provision for loan losses	157,374	133,798	98,957
Total non-interest income	58,232	54,056	35,803
Total non-interest expense	157,359	140,806	116,442
Income from continuing operations before income taxes	58,247	47,048	18,318
Income tax expense	17,104	13,223	1,884
Net income from continuing operations	41,143	33,825	16,434
(Loss) income from discontinued operations before income taxes (including gain on disposals $63 in 2012 and $4,962 in 2011)	—	(261)	4,684
Income tax expense	—	376	3,770
Net (loss) income from discontinued operations	—	(637)	914
Net income	$41,143	$33,188	$17,348

NOTE 25.             SUBSEQUENT EVENTS

On January 17, 2014, the Company purchased and assumed twenty banking offices, which primarily services central and eastern New York State, from Bank of America, National Association into Berkshire Bank. Bank of America, National Association received $10.5 million in cash. As of January 17, 2014, these branches had assets with a carrying value of approximately $7.1 million, including loans outstanding with a carrying value of approximately $4.1 million, as well as deposits with a carrying value of approximately $441 million. The results of the branches operations will be included in our Consolidated Statement of Income from the date of acquisition. The Company incurred $2.2 million of merger and acquisition expenses related to the branch acquisition included in Merger, restructuring and conversion related expenses in the Consolidated Statement of Income for the twelve months ended December 31, 2013. As a result of the proximity of the closing of the branch acquisition to the date these consolidated financial statements are available to be issued, the Company is still evaluating the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in connection with this transaction is also yet to be determined. This purchase and assumption agreement had no significant effect on the Company’s financial statements for the periods presented.

As a result of the Bank of America, National Association branch acquisition, on March 4, 2014 the Bank terminated all of its interest rate swaps associated with FHLB advances with 3-month LIBOR based floating interest rates with an aggregate notional amount of $30 million, all of its interest rate swaps associated with 90 day rolling FHLB advances issued using the FHLB’s 3-month fixed interest rate with an aggregate notional amount of $145 million, and all of its forward-starting interest rate swaps associated with 90 day rolling FHLB advances issued using the FHLB’s 3-month fixed interest rate with an aggregate notional amount of $235 million, with various institutions. In the first quarter of 2014 the Bank elected to extinguish $215 million of FHLB advances related to the terminated swaps. As a result the Bank has reclassified $8.6 million of losses from the effective portion of the unrealized changes in the fair value of the terminated derivatives from other comprehensive loss to earnings as the forecasted transactions related to the FHLB advances will not occur.