Form 10-Q
period 2014-03-31
BERKSHIRE HILLS BANCORP INC
filed 2014-05-12
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The Registrant had 25,108,296 shares of common stock, par value $0.01 per share, outstanding as of May 6, 2014.

BERKSHIRE HILLS BANCORP, INC.

FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2014	2013
Assets
Cash and due from banks	$60,023	$56,841
Short-term investments	12,650	18,698
Total cash and cash equivalents	72,673	75,539

Trading security	14,923	14,840
Securities available for sale, at fair value	1,033,637	760,048
Securities held to maturity (fair values of $44,191 and $45,764)	43,159	44,921
Federal Home Loan Bank stock and other restricted securities	53,124	50,282
Total securities	1,144,843	870,091

Loans held for sale, at fair value	7,669	15,840

Residential mortgages	1,377,771	1,384,274
Commercial real estate	1,456,976	1,417,120
Commercial and industrial loans	696,895	687,293
Consumer loans	710,985	691,836
Total loans	4,242,627	4,180,523
Less: Allowance for loan losses	(33,602)	(33,323)
Net loans	4,209,025	4,147,200

Premises and equipment, net	87,805	84,459
Other real estate owned	2,418	2,758
Goodwill	264,770	256,871
Other intangible assets	15,035	13,791
Cash surrender value of bank-owned life insurance policies	102,343	101,530
Deferred tax assets, net	40,202	50,711
Other assets	63,548	54,009
Total assets	$6,010,331	$5,672,799

Liabilities
Demand deposits	$770,841	$677,917
NOW deposits	434,833	353,612
Money market deposits	1,459,062	1,383,856
Savings deposits	478,107	431,496
Time deposits	1,075,740	1,001,648
Total deposits	4,218,583	3,848,529
Short-term debt	914,950	872,510
Long-term Federal Home Loan Bank advances	21,797	101,918
Subordinated borrowings	89,696	89,679
Total borrowings	1,026,443	1,064,107
Other liabilities	87,715	82,101
Total liabilities	5,332,741	4,994,737

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 26,525,466 shares issued and 25,105,207 shares outstanding in 2014; 26,525,466 shares issued and 25,036,169 shares outstanding in 2013)	265	265
Additional paid-in capital	585,342	587,247
Unearned compensation	(7,811)	(5,563)
Retained earnings	135,498	141,958
Accumulated other comprehensive loss	(631)	(9,057)
Treasury stock, at cost (1,420,259 shares in 2014 and 1,489,297 shares in 2013)	(35,073)	(36,788)
Total stockholders’ equity	677,590	678,062
Total liabilities and stockholders’ equity	$6,010,331	$5,672,799

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(In thousands, except per share data)	2014	2013
Interest and dividend income
Loans	$42,494	$47,081
Securities and other	7,301	3,800
Total interest and dividend income	49,795	50,881
Interest expense
Deposits	4,721	5,363
Borrowings	2,308	3,581
Total interest expense	7,029	8,944
Net interest income	42,766	41,937
Non-interest income
Loan related income	1,248	2,717
Mortgage banking income	372	2,217
Deposit related fees	5,439	4,259
Insurance commissions and fees	3,049	2,997
Wealth management fees	2,549	2,264
Total fee income	12,657	14,454
Other	524	344
Gain on sale of securities, net	34	—
Loss on termination of hedges	(8,792)	—
Total non-interest income	4,423	14,798
Total net revenue	47,189	56,735
Provision for loan losses	3,396	2,400
Non-interest expense
Compensation and benefits	19,859	17,741
Occupancy and equipment	6,814	5,768
Technology and communications	3,778	2,991
Marketing and promotion	521	638
Professional services	1,152	1,490
FDIC premiums and assessments	1,009	828
Other real estate owned and foreclosures	523	23
Amortization of intangible assets	1,306	1,377
Acquisition, restructuring and conversion related expenses	6,301	5,064
Other	4,097	3,563
Total non-interest expense	45,360	39,483

(Loss) income before income taxes	(1,567)	14,852
Income tax (benefit) expense	(461)	4,387
Net (loss) income	$(1,106)	$10,465

(Loss) earnings per share:
Basic	$(0.04)	$0.42
Diluted	$(0.04)	$0.42

Weighted average common shares outstanding:
Basic	24,698	24,948
Diluted	24,698	25,143

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(In thousands)	2014	2013

Net (loss) income	$(1,106)	$10,465
Other comprehensive income, before tax:
Changes in unrealized gains on securities available-for-sale	6,021	733
Changes in unrealized gains on derivative hedges	4,533	1,443
Changes in unrealized gains on terminated swaps	3,237	236
Income taxes related to other comprehensive income:
Changes in unrealized gains on securities available-for-sale	(2,221)	(321)
Changes in unrealized gains on derivative hedges	(1,832)	(575)
Changes in unrealized gains on terminated swaps	(1,312)	(208)
Total other comprehensive income	8,426	1,308
Total comprehensive income	$7,320	$11,773

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	loss	stock	Total
Balance at December 31, 2012	25,148	$265	$585,360	$(3,035)	$122,014	$(2,979)	$(34,360)	$667,265

Comprehensive income:
Net income	—	—	—	—	10,465	—	—	10,465
Other comprehensive income	—	—	—	—	—	1,308	—	1,308
Total comprehensive income								11,773
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,561)	—	—	(4,561)
Treasury stock purchased	(98)	—	—	—	—	—	(2,434)	(2,434)
Forfeited shares	(4)	—	8	90	—	—	(98)	—
Exercise of stock options	118	—	—	—	(1,488)	—	3,315	1,827
Restricted stock grants	146	—	(691)	(3,485)	—	—	4,176	—
Stock-based compensation	—	—	296	585	—	—	—	881
Net tax benefit related to stock-based compensation	—	—	479	—	—	—	—	479
Other, net	(56)	—	—	—	—	—	(1,348)	(1,348)
Balance at March 31, 2013	25,254	$265	$585,452	$(5,845)	$126,430	$(1,671)	$(30,749)	$673,882

Balance at December 31, 2013	25,036	$265	$587,247	$(5,563)	$141,958	$(9,057)	$(36,788)	$678,062

Comprehensive income:
Net loss	—	—	—	—	(1,106)	—	—	(1,106)
Other comprehensive income	—	—	—	—	—	8,426	—	8,426
Total comprehensive income								7,320
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,561)	—	—	(4,561)
Treasury stock purchased	(100)	—	—	—	—	—	(2,467)	(2,467)
Forfeited shares	(1)	—	1	5	—	—	(6)	—
Exercise of stock options	61	—	—	—	(793)	—	1,512	719
Restricted stock grants	126	—	37	(3,144)	—	—	3,107	—
Stock-based compensation	—	—	41	891	—	—	—	932
Net tax benefit related to stock-based compensation	—	—	(1,984)	—	—	—	—	(1,984)
Other, net	(17)	—	—	—	—	—	(431)	(431)
Balance at March 31, 2014	25,105	$265	$585,342	$(7,811)	$135,498	$(631)	$(35,073)	$677,590

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,106)	$10,465
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,396	2,400
Net amortization of securities	604	354
Change in unamortized net loan costs and premiums	64	(511)
Premises and equipment depreciation and amortization expense	1,944	1,725
Stock-based compensation expense	932	881
Accretion of purchase accounting entries, net	(1,999)	(4,659)
Amortization of other intangibles	1,306	1,377
Write down of other real estate owned	125	—
Excess tax loss from stock-based payment arrangements	(89)	(479)
Income from cash surrender value of bank-owned life insurance policies	(813)	(695)
Gain on sales of securities, net	(34)	(1)
Net decrease in loans held for sale	8,171	13,020
Loss on disposition of assets	834	1,596
Loss (gain) on sale of real estate	208	(115)
Loss on termination of hedges	3,237	—
Net change in other	238	(3,072)
Net cash provided by operating activities	17,018	22,286

Cash flows from investing activities:
Net decrease in trading security	135	128
Proceeds from sales of securities available for sale	3,171	—
Proceeds from maturities, calls and prepayments of securities available for sale	25,440	37,481
Purchases of securities available for sale	(291,662)	(129,806)
Proceeds from maturities, calls and prepayments of securities held to maturity	1,762	882
Purchases of securities held to maturity	—	(329)
Net change in loans	(59,851)	100,676
Proceeds from sale of Federal Home Loan Bank stock	78	1,915
Purchase of Federal Home Loan Bank stock	(2,920)	—
Net investment in limited partnership tax credits	(2,500)	—
Purchase of premises and equipment, net	(3,130)	(5,094)
Acquisitions, net of cash paid	423,416	—
Proceeds from sale of other real estate	483	449
Net cash provided by in investing activities	94,422	6,302

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Three Months Ended March 31,
(In thousands)	2014	2013

Cash flows from financing activities:
Net (decrease) increase in deposits	(70,422)	1,049
Proceeds from Federal Home Loan Bank advances and other borrowings	900,018	90,015
Repayments of Federal Home Loan Bank advances and other borrowings	(937,682)	(138,873)
Purchase of treasury stock	(2,467)	(2,434)
Exercise of stock options	719	1,827
Excess tax (gain) loss from stock-based payment arrangements	89	479
Common stock cash dividends paid	(4,561)	(4,564)
Net cash used in financing activities	(114,306)	(52,501)

Net change in cash and cash equivalents	(2,866)	(23,913)

Cash and cash equivalents at beginning of year	75,539	98,244

Cash and cash equivalents at end of year	$72,673	$74,331

Supplemental cash flow information:
Interest paid on deposits	$4,718	$5,330
Interest paid on borrowed funds	3,145	3,440
Income taxes paid, net	146	638

Acquisition of non-cash assets and liabilities:
Assets acquired	18,064	—
Liabilities assumed	(441,550)	(330)

Other non-cash changes:
Other net comprehensive loss	5,189	—
Real estate owned acquired in settlement of loans	476	918

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for Berkshire Hills Bancorp, Inc. (the “Company”) previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Out of Period Adjustments

For the quarter ended March 31, 2014, the Company recorded a correction of an error to adjust ($1.4) million in prior period interest income earned on loans acquired in bank acquisitions all of which relates to prior periods.  After evaluating the quantitative and qualitative aspects of these adjustments, the Company concluded that its prior period financial statements were not materially misstated.

Recently Adopted Accounting Principles

On January 1, 2014 we adopted Accounting Standards Update (“ASU”) ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of this ASU did not have a material effect on our consolidated financial statements.

NOTE 2.               ACQUISITION

New York Branch Acquisition

On January 17, 2014, Berkshire Bank purchased twenty branch banking offices located in central and eastern New York State, from Bank of America, National Association. Berkshire Bank received $423.1 million in cash, which was net of $17.4 million cash consideration paid and acquisition costs, and assumed certain related deposit liabilities associated with these branches (the “branch acquisition”).  Consideration paid included a 2.25% premium on deposits received. The branch acquisition increased the Bank’s customer base and lending opportunities, and enhanced the Bank’s geographical market presence between Albany and Syracuse, New York.  In addition, the acquired deposits augmented the Bank’s sources of liquidity.

On the acquisition date, the acquired branches had assets with a carrying value of approximately $8.9 million, including loans outstanding with a carrying value of approximately $4.5 million, as well as deposits with a carrying value of approximately $440.5 million. The results from the acquired branch operations are included in the Company’s Consolidated Statement of Operations from the date of acquisition.

The assets and liabilities obtained and assumed in the branch acquisition were recorded at fair value based on management’s best estimate using information available at the date of acquisition.  Consideration paid, and fair values of the assets acquired and liabilities assumed are summarized in the following table:

		Fair Value		As Recorded at
(in thousands)	As Acquired	Adjustments		Acquisition
Consideration paid:
Cash consideration paid to Bank of Amercia				$17,105
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and short-term investments	$440,521	$—		$440,521
Loans	4,541	(533	)(a)	4,008
Premises and equipment	4,381	(710	)(b)	3,671
Core deposit intangibles	—	2,550	(c)	2,550
Other intangibles	—	(79	)(d)	(79)
Deposits	(440,507)	(15	)(e)	(440,522)
Other liabilities	—	(944	)(f)	(944)
Total identifiable net assets	$8,936	$269		$9,205

Goodwill				$7,900

Explanation of Certain Fair Value Adjustments

(a)

The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $201 thousand. Non-impaired loans not accounted for under 310-30 had a carrying value of $4.3 million.

(b)

The amount represents the adjustment of the book value of buildings, and furniture and equipment, to their estimated fair value based on appraisals and other methods. The adjustments will be depreciated over the estimated economic lives of the assets.

(c)

The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized over the estimated useful life of the deposit base.

(d)	Represents an intangible liability related to assumed leases, which was recorded as an identifiable intangible and will be amortized over the remaining life of the leases.
(e)	The adjustment is necessary because the weighted average interest rate of deposits exceeded the cost of similar funding at the time of acquisition.
(f)	Represents an establishment of a reserve on certain acquired lines of credit, which were determined to have specific credit risk at the time of acquisition.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  For collateral dependent loans with deteriorated credit quality, to estimate the fair value we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of the seller’s allowance for credit losses associated with the loans that were acquired in the branch acquisition as the loans were initially recorded at fair value.

Information about the acquired loan portfolio subject to ASC 310-30 as of January 17, 2014 is as follows (in thousands):

ASC 310-30 Loans
Contractually required principal and interest at acquisition	$201
Contractual cash flows not expected to be collected (nonaccretable discount)	(100)
Expected cash flows at acquisition	101
Interest component of expected cash flows (accretable premium)	20
Fair value of acquired loans	$121

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately nine years utilizing a straight-line method.  Other intangibles consist of leasehold intangible liability, which is amortized over the remaining life of three years using a straight-line method.

The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is not deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired in the branch acquisition was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

Direct acquisition and integration costs of the branch acquisition were expensed as incurred, and totaled $3.6 million during the three months ending March 31, 2014, and none during the same period of 2013.

The following table presents selected unaudited pro forma financial information reflecting the branch acquisition assuming it was completed as of January 1, 2013.   The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and acquired branches had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.   Pro forma basic and diluted earnings per common share were calculated using Berkshire’s actual weighted-average shares outstanding for the periods presented.  The unaudited pro forma information is based on the actual financial statements of Berkshire for the periods shown, and on the calculated results of the acquired branches for the 2013 period shown and in 2014 until the date of acquisition, at which time their operations became included in Berkshire’s financial statements.

The unaudited pro forma information, for the three months ended March 31, 2014 and 2013, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to additional investments and borrowing reductions as a result of the branch acquisition.  Direct acquisition and integration-related costs incurred by the Company during 2014 are reversed; as those expenses are assumed to have occurred prior to 2013.  Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities beyond investment of cash received from deposits, or anticipated cost-savings.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited)
	Three ended March 31,
	2014	2013

Net interest income	$43,892	$43,631
Non-interest income	4,632	16,053
Net income	1,487	10,229

Pro forma earnings per share:
Basic	$0.06	$0.41
Diluted	$0.06	$0.41

NOTE 3.               TRADING SECURITY

The Company holds a tax advantaged economic development bond that is accounted for at fair value. The security had an amortized cost of $13.0 million and $13.1 million, and a fair value of $14.9 million and $14.8 million, at March 31, 2014 and December 31, 2013, respectively. As discussed further in Note 14 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at March 31, 2014.

NOTE 4. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Securities available for sale
Debt securities:
Municipal bonds and obligations	$135,382	$2,949	$(1,139)	$137,192
Government-guaranteed residential mortgage-backed securities	83,299	704	(317)	83,686
Government-sponsored residential mortgage-backed securities	726,195	2,217	(9,514)	718,898
Corporate bonds	40,917	116	(912)	40,121
Trust preferred securities	15,799	1,320	(1,361)	15,758
Other bonds and obligations	3,244	1	(116)	3,129
Total debt securities	1,004,836	7,307	(13,359)	998,784
Marketable equity securities	32,073	3,136	(356)	34,853
Total securities available for sale	1,036,909	10,443	(13,715)	1,033,637

Securities held to maturity
Municipal bonds and obligations	3,881	—	—	3,881
Government-sponsored residential mortgage-backed securities	72	3	—	75
Tax advantaged economic development bonds	38,865	1,310	(281)	39,894
Other bonds and obligations	341	—	—	341
Total securities held to maturity	43,159	1,313	(281)	44,191

Total	$1,080,068	$11,756	$(13,996)	$1,077,828

December 31, 2013
Securities available for sale
Debt securities:
Municipal bonds and obligations	$77,852	$1,789	$(1,970)	$77,671
Government-guaranteed residential mortgage-backed securities	78,885	544	(658)	78,771
Government-sponsored residential mortgage-backed securities	531,441	2,000	(10,783)	522,658
Corporate bonds	40,945	157	(1,822)	39,280
Trust preferred securities	16,927	1,249	(1,565)	16,611
Other bonds and obligations	3,250	—	(166)	3,084
Total debt securities	749,300	5,739	(16,964)	738,075
Marketable equity securities	20,042	2,266	(335)	21,973
Total securities available for sale	769,342	8,005	(17,299)	760,048

Securities held to maturity
Municipal bonds and obligations	4,244	—	—	4,244
Government-sponsored residential mortgage-backed securities	73	2	—	75
Tax advantaged economic development bonds	40,260	1,255	(414)	41,101
Other bonds and obligations	344	—	—	344
Total securities held to maturity	44,921	1,257	(414)	45,764

Total	$814,263	$9,262	$(17,713)	$805,812

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at March 31, 2014 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$8,070	$8,072	$1,047	$1,047
Over 1 year to 5 years	7,279	7,382	17,482	18,323
Over 5 years to 10 years	54,031	53,397	11,389	11,292
Over 10 years	125,962	127,349	13,169	13,454
Total bonds and obligations	195,342	196,200	43,087	44,116
Marketable equity securities	32,073	34,853	—	—
Residential mortgage-backed securities	809,494	802,584	72	75
Total	$1,036,909	$1,033,637	$43,159	$44,191

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2014

Securities available for sale
Debt securities:
Municipal bonds and obligations	$433	$17,198	$706	$8,798	$1,139	$25,996
Government-guaranteed residential mortgage-backed securities	130	27,758	187	4,752	317	32,510
Government-sponsored residential mortgage-backed securities	6,890	446,031	2,624	72,307	9,514	518,338
Corporate bonds	535	14,552	377	15,453	912	30,005
Trust preferred securities	—	—	1,361	2,203	1,361	2,203
Other bonds and obligations	44	1,209	72	1,916	116	3,125
Total debt securities	8,032	506,748	5,327	105,429	13,359	612,177

Marketable equity securities	136	3,459	220	1,779	356	5,238
Total securities available for sale	8,168	510,207	5,547	107,208	13,715	617,415

Securities held to maturity
Tax advantaged economic development bonds	—	—	281	7,916	281	7,916
Total securities held to maturity	—	—	281	7,916	281	7,916

Total	$8,168	$510,207	$5,828	$115,124	$13,996	$625,331

December 31, 2013

Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,657	$17,776	$313	$1,854	$1,970	$19,630
Government guaranteed residential mortgage-backed securities	658	35,631	—	—	658	35,631
Government-sponsored residential mortgage-backed securities	10,783	423,203	—	—	10,783	423,203
Corporate bonds	1,822	29,124	—	—	1,822	29,124
Trust preferred securities	—	—	1,565	2,039	1,565	2,039
Other bonds and obligations	166	3,082	—	—	166	3,082
Total debt securities	15,086	508,816	1,878	3,893	16,964	512,709

Marketable equity securities	117	1,653	218	1,782	335	3,435
Total securities available for sale	15,203	510,469	2,096	5,675	17,299	516,144

Securities held to maturity
Tax advantaged economic development bonds	57	9,429	357	7,901	414	17,330
Total securities held to maturity	57	9,429	357	7,901	414	17,330

Total	$15,260	$519,898	$2,453	$13,576	$17,713	$533,474

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2014, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2014:

AFS municipal bonds and obligations

At March 31, 2014, 38 out of the total 198 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.2% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market.  At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk.  There were no material underlying credit downgrades during the first quarter of 2014.  All securities are investment grade rated and are performing.

AFS residential mortgage-backed securities

At March 31, 2014, 87 out of the total 236 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.75% of the amortized cost of securities in unrealized loss positions within the AFS portfolio. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2014. All securities are performing.

AFS corporate bonds

At March 31, 2014, 6 out of the total 9 bonds in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represented 2.95% of the amortized cost of the bonds in unrealized loss positions. The bonds are investment grade rated, and there are no material underlying credit downgrades during the first quarter of 2014.  All bonds are performing.

AFS trust preferred securities

At March 31, 2014, 2 out of the total 5 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 38.19% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis. Except for the security discussed below, the aggregated unrealized loss on the other securities in unrealized loss positions represented 9% of their amortized cost. Again, excluding the security below, all trust preferred securities carry at least one investment grade, and had no material downgrades in the first quarter of 2014 and all are performing.

At March 31, 2014, $1.2 million of the total unrealized losses were attributable to a $2.8 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security collateralized by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $1.3 million, for potential other-than-temporary-impairment (“OTTI”) at March 31, 2014 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $51 million in excess subordination above current and projected losses. The security is performing.

AFS other bonds and obligations

At March 31, 2014, 6 out of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.62% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated, except one security with a book value of less than $1,000, and there were no material underlying credit downgrades during the first quarter of 2014. All securities are performing.

HTM tax advantaged economic development bonds

At March 31, 2014, 1 out of the total 7 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 3.41% of the amortized cost of securities in unrealized loss positions. The Company has the intent of maintaining these bonds to recovery. All securities are considered performing.

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

At March 31, 2014, 4 out of the total 24 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 6.37% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at March 31, 2014.  As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTE 5. LOANS

The Company’s loan portfolio is segregated into the following segments: residential mortgage, commercial real estate, commercial and industrial, and consumer. Residential mortgage loans include classes for 1- 4 family owner occupied and construction loans.  Commercial real estate loans include construction, single and multi-family, and other commercial real estate classes.  Commercial and industrial loans include asset based lending loans, lease financing and other commercial business loan classes.  Consumer loans include home equity, direct and indirect auto and other.  These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses.

A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont, northeastern New York, and in the Bank’s other New England lending areas. The ability of many of the Bank’s borrowers to honor their contracts is dependent, among other things, on the specific economy and real estate markets of these areas.

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from the acquisitions of the 20 acquired branches, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	March 31, 2014			December 31, 2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total

Residential mortgages:
1-4 family	$1,032,170	$320,848	$1,353,018	$1,027,737	$333,367	$1,361,104
Construction	19,599	5,154	24,753	18,158	5,012	23,170
Total residential mortgages	1,051,769	326,002	1,377,771	1,045,895	338,379	1,384,274

Commercial real estate:
Construction	137,687	7,262	144,949	125,247	13,770	139,017
Single and multi-family	62,429	63,801	126,230	63,493	64,827	128,320
Other commercial real estate	925,513	260,284	1,185,797	871,271	278,512	1,149,783
Total commercial real estate	1,125,629	331,347	1,456,976	1,060,011	357,109	1,417,120

Commercial and industrial loans:
Asset based lending	309,699	4,374	314,073	294,241	3,130	297,371
Other commercial and industrial loans	316,451	66,371	382,822	323,196	66,726	389,922
Total commercial and industrial loans	626,150	70,745	696,895	617,437	69,856	687,293

Total commercial loans	1,751,779	402,092	2,153,871	1,677,448	426,965	2,104,413

Consumer loans:
Home equity	233,521	71,499	305,020	232,677	74,154	306,831
Auto and other	249,776	156,189	405,965	213,171	171,834	385,005
Total consumer loans	483,297	227,688	710,985	445,848	245,988	691,836

Total loans	$3,286,845	$955,782	$4,242,627	$3,169,191	$1,011,332	$4,180,523

The carrying amount of the acquired loans at March 31, 2014 totaled $956 million.  These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $24.5 million and loans that were considered not impaired at the acquisition date with a carrying amount of $931 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

	Three Months Ended March 31,
(In thousands)	2014	2013
Balance at beginning of period	$2,559	$8,247
Reclassification from nonaccretable difference for loans with improved cash flows	1,540	—
Accretion	(945)	(2,581)
Balance at end of period	$3,154	$5,666

The following is a summary of past due loans at March 31, 2014 and December 31, 2013:

Business Activities Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2014
Residential mortgages:
1-4 family	$2,882	$101	$6,240	$9,223	$1,022,947	$1,032,170	$1,452
Construction	127	—	—	127	19,472	19,599	—
Total	3,009	101	6,240	9,350	1,042,419	1,051,769	1,452
Commercial real estate:
Construction	—	174	2,558	2,732	134,955	137,687	—
Single and multi-family	—	134	1,304	1,438	60,991	62,429	685
Other commercial real estate	999	2,226	7,036	10,261	915,252	925,513	639
Total	999	2,534	10,898	14,431	1,111,198	1,125,629	1,324
Commercial and industrial loans:
Asset based lending	—	—	—	—	309,699	309,699	—
Other commercial and industrial loans	903	317	1,302	2,522	313,929	316,451	62
Total	903	317	1,302	2,522	623,628	626,150	62
Consumer loans:
Home equity	80	502	1,646	2,228	231,293	233,521	258
Auto and other	487	67	379	933	248,843	249,776	16
Total	567	569	2,025	3,161	480,136	483,297	274
Total	$5,478	$3,521	$20,465	$29,464	$3,257,381	$3,286,845	$3,112

Business Activities Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2013
Residential mortgages:
1-4 family	$2,500	$623	$7,382	$10,505	$1,017,232	$1,027,737	$1,451
Construction	—	—	41	41	18,117	18,158	—
Total	2,500	623	7,423	10,546	1,035,349	1,045,895	1,451
Commercial real estate:
Construction	174	—	3,176	3,350	121,897	125,247	—
Single and multi-family	139	654	679	1,472	62,021	63,493	168
Other commercial real estate	622	4,801	6,912	12,335	858,936	871,271	865
Total	935	5,455	10,767	17,157	1,042,854	1,060,011	1,033
Commercial and industrial loans:
Asset based lending	—	—	—	—	294,241	294,241	—
Other commercial and industrial loans	1,136	386	1,477	2,999	320,197	323,196	42
Total	1,136	386	1,477	2,999	614,438	617,437	42
Consumer loans:
Home equity	732	54	1,655	2,441	230,236	232,677	572
Auto and other	524	231	390	1,145	212,026	213,171	142
Total	1,256	285	2,045	3,586	442,262	445,848	714
Total	$5,827	$6,749	$21,712	$34,288	$3,134,903	$3,169,191	$3,240

Acquired Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2014
Residential mortgages:
1-4 family	$1,877	$733	$2,308	$4,918	$315,930	$320,848	$1,025
Construction	36	16	462	514	4,640	5,154	462
Total	1,913	749	2,770	5,432	320,570	326,002	1,487
Commercial real estate:
Construction	—	—	805	805	6,457	7,262	805
Single and multi-family	580	193	1,227	2,000	61,801	63,801	508
Other commercial real estate	763	—	5,349	6,112	254,172	260,284	2,606
Total	1,343	193	7,381	8,917	322,430	331,347	3,919
Commercial and industrial loans:
Asset based lending	—	—	—	—	4,374	4,374	—
Other commercial and industrial loans	71	239	1,649	1,959	64,412	66,371	478
Total	71	239	1,649	1,959	68,786	70,745	478
Consumer loans:
Home equity	155	450	635	1,240	70,259	71,499	240
Auto and other	1,400	169	1,769	3,338	152,851	156,189	69
Total	1,555	619	2,404	4,578	223,110	227,688	309
Total	$4,882	$1,800	$14,204	$20,886	$934,896	$955,782	$6,193

Acquired Loans (in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2013
Residential mortgages:
1-4 family	$1,891	$437	$2,577	$4,905	$328,462	$333,367	$805
Construction	134	32	625	791	4,221	5,012	501
Total	2,025	469	3,202	5,696	332,683	338,379	1,306
Commercial real estate:
Construction	—	—	805	805	12,965	13,770	805
Single and multi-family	350	188	1,335	1,873	62,954	64,827	512
Other commercial real estate	537	518	6,108	7,163	271,349	278,512	2,925
Total	887	706	8,248	9,841	347,268	357,109	4,242
Commercial and industrial loans:
Asset based lending	—	—	—	—	3,130	3,130	—
Other commercial and industrial loans	440	135	1,239	1,814	64,912	66,726	318
Total	440	135	1,239	1,814	68,042	69,856	318
Consumer loans:
Home equity	425	545	636	1,606	72,548	74,154	35
Auto and other	2,606	641	1,641	4,888	166,946	171,834	82
Total	3,031	1,186	2,277	6,494	239,494	245,988	117
Total	$6,383	$2,496	$14,966	$23,845	$987,487	$1,011,332	$5,983

The following is summary information pertaining to non-accrual loans at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$4,788	$1,283	$6,071	$5,931	$1,772	$7,703
Construction	—	—	—	41	123	164
Total	4,788	1,283	6,071	5,972	1,895	7,867

Commercial real estate:
Construction	2,558	—	2,558	3,176	—	3,176
Single and multi-family	619	719	1,338	511	823	1,334
Other commercial real estate	6,397	2,743	9,140	6,047	3,183	9,230
Total	9,574	3,462	13,036	9,734	4,006	13,740

Commercial and industrial loans:
Other commercial and industrial loans	1,240	1,171	2,411	1,434	921	2,355
Total	1,240	1,171	2,411	1,434	921	2,355

Consumer loans:
Home equity	1,388	395	1,783	1,083	602	1,685
Auto and other	363	1,700	2,063	249	1,559	1,808
Total	1,751	2,095	3,846	1,332	2,161	3,493

Total non-accrual loans	$17,353	$8,011	$25,364	$18,472	$8,983	$27,455

Loans evaluated for impairment as of March 31, 2014 and December 31, 2013 were as follows:

Business Activities Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
March 31, 2014
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$5,116	$22,148	$1,148	$402	$28,814
Collectively evaluated	1,046,653	1,103,481	625,002	482,895	3,258,031
Total	$1,051,769	$1,125,629	$626,150	$483,297	$3,286,845

Business Activities Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2013
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$6,237	$22,429	$1,380	$515	$30,561
Collectively evaluated for impairment	1,039,658	1,037,582	616,057	445,333	3,138,630
Total	$1,045,895	$1,060,011	$617,437	$445,848	$3,169,191

Acquired Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
March 31, 2014
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$1,032	$5,800	$478	$—	$7,310
Collectively evaluated	324,970	325,547	70,267	227,668	948,472
Total	$326,002	$331,347	$70,745	$227,668	$955,782

Acquired Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2013
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$1,568	$6,295	$367	$154	$8,384
Collectively evaluated for impairment	336,811	350,814	69,489	245,834	1,002,948
Total	$338,379	$357,109	$69,856	$245,988	$1,011,332

The following is a summary of impaired loans at March 31, 2014:

	At March 31, 2014
Business Activities Loans (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,435	$3,435	$—
Other commercial real estate loans	16,141	16,141	—
Commercial real esate - construction	1,545	1,545	—
Other commercial and industrial loans	1,094	1,094	—
Consumer - home equity	238	238	—
Consumer - other	123	123	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,283	$1,680	$397
Other commercial real estate loans	2,200	3,450	1,250
Commercial real esate - construction	705	1,013	308
Other commercial and industrial loans	—	54	54
Consumer - home equity	32	41	9

Total
Residential mortgages	$4,718	$5,115	$397
Commercial real estate	20,591	22,149	1,558
Commercial and industrial loans	1,094	1,148	54
Consumer	393	402	9
Total impaired loans	$26,796	$28,814	$2,018

	At March 31, 2014
Acquired Loans (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$871	$871	$—
Other commercial real estate loans	4,391	4,391	—
Other commercial and industrial loans	410	410	—

With an allowance recorded:
Residential mortgages - 1-4 family	$131	$161	$30
Other commercial real estate loans	1,159	1,409	250
Other commercial and industrial loans	47	68	21

Total
Residential mortgages	$1,002	$1,032	$30
Commercial real estate	5,550	5,800	250
Commercial and industrial loans	457	478	21
Total impaired loans	$7,009	$7,310	$301

The following is a summary of impaired loans at December 31, 2013:

	At December 31, 2013
Business Activities Loans (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$1,575	$1,575	$—
Commercial real estate - construction	3,176	3,176	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	5,587	5,587	—
Other commercial and industrial loans	8	8	—
Consumer - home equity	50	50	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,926	$2,831	$905
Commercial real estate - construction	—	—	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	(66)	153	219
Other commercial and industrial loans	514	569	55
Consumer - home equity	142	245	103

Total
Residential mortgages	$3,501	$4,406	$905
Commercial real estate	8,697	8,916	219
Commercial and industrial loans	522	577	55
Consumer	192	295	103
Total impaired loans	$12,912	$14,194	$1,282

	At December 31, 2013
Acquired Loans (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$20	$20	$—
Other commercial real estate loans	1,462	1,462	—
Other commercial and industrial loans	367	367	—

With an allowance recorded:
Residential mortgages - 1-4 family	$958	$1,188	$230
Other commercial real estate loans	1,954	2,442	488
Consumer - home equity	114	153	39

Total
Residential mortgages	$978	$1,208	$230
Other commercial real estate loans	3,416	3,904	488
Other commercial and industrial loans	367	367	—
Consumer - home equity	114	153	39
Total impaired loans	$4,875	$5,632	$757

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2014 and March 31, 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Business Activities Loans (in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$4,142	$23	$2,141	$20
Commercial real estate - construction	1,957	—	2,380	—
Other commercial real estate loans	16,180	154	3,295	10
Commercial and industrial loans	1,337	7	70	—
Consumer - home equity	348	1	455	4
Consumer - other	124	1	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,774	$16	$2,234	$1
Commercial real estate - construction	1,013	—	1,938	—
Other commercial real estate loans	3,450	—	2,765	—
Commercial and industrial loans	55	1	1,721	14
Consumer - home equity	41	—	558	—

Total
Residential mortgages	$5,916	$39	$4,375	$21
Commercial real estate	22,600	154	10,378	10
Commercial and industrial loans	1,392	8	1,791	14
Consumer loans	513	2	1,013	4
Total impaired loans	$30,421	$203	$17,557	$49

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Acquired Loans (in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$1,303	$5	$—	$—
Other commercial real estate loans	4,821	25	803	2
Commercial and industrial loans	562	1	181	—
Consumer - home equity	154	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$162	$—	$861	$—
Other commercial real estate loans	1,577	46	—	—
Commercial and industrial loans	70	2	—	—

Total
Residential mortgages	$1,465	$5	$861	$—
Other commercial real estate loans	6,398	71	803	2
Commercial and industrial loans	632	3	181	—
Consumer loans	154	—	—	—
Total impaired loans	$8,649	$79	$1,845	$2

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

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2014 and for the three months ended March 31, 2013, respectively.  The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modification for the three months ending March 31, 2014 were attributable to concessions granted as ordered by bankruptcy court.  The modifications for the three months ending March 31, 2013 were attributable to maturity date extensions.

	Modifications by Class
	Three months ending March 31, 2014
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	1	$122	$119

	Modifications by Class
	Three months ending March 31, 2013
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	5	$941	$941
Commercial - Single and multifamily	1	—	40
Commercial - Other	5	2,022	1,590
	11	$2,963	$2,571

For the three months ended March 31, 2014 and 2013, there were no loans that were restructured within the last twelve months that have subsequently defaulted during the period.

The following table presents the Company’s TDR activity for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ending
	March 31,
(In thousands)	2014	2013
Balance at beginning of the period	$10,822	$4,626
Principal Payments	(872)	(22)
TDR Status Change (1)	(52)	—
Other Reductions (2)	95	(485)
Newly Identified TDRs	119	2,571
Balance at end of the period	$10,112	$6,690

(1)

TDR Status change classification represents TDR loans with a specified interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan was on current payment status and not impaired based on the terms specified by the restructuring agreement.

(2)	Other Reductions classification consists of transfer to other real estate owned and charge-offs and advances to loans.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

NOTE 6.                                              LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 was as follows:

Business Activities Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
March 31, 2014
Balance at beginning of period	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Charged-off loans	706	660	189	429	—	1,984
Recoveries on charged-off loans	7	1	20	79	—	107
Provision for loan losses	(575)	1,900	(185)	836	(248)	1,728
Balance at end of period	$5,663	$14,946	$4,819	$4,130	$(180)	$29,378
Individually evaluated for impairment	397	1,558	54	9	—	2,018
Collectively evaluated	5,266	13,388	4,765	4,121	(180)	27,360
Total	$5,663	$14,946	$4,819	$4,130	$(180)	$29,378

Business Activities Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
March 31, 2013
Balance at beginning of period	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Charged-off loans	190	720	679	250	—	1,839
Recoveries on charged-off loans	16	3	71	36	—	126
Provision for loan losses	244	402	194	874	148	1,862
Balance at end of period	$5,998	$18,548	$5,191	$2,126	$177	$32,040
Individually evaluated for impairment	765	1,374	824	272	—	3,235
Collectively evaluated	5,233	17,174	4,367	1,854	177	28,805
Total	$5,998	$18,548	$5,191	$2,126	$177	$32,040

Acquired Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
March 31, 2014
Balance at beginning of period	$625	$2,339	$597	$235	$—	$3,796
Charged-off loans	429	447	52	405	—	1,333
Recoveries on charged-off loans	73	1	5	14	—	93
Provision for loan losses	401	231	548	488	—	1,668
Balance at end of period	$670	$2,124	$1,098	$332	$—	$4,224
Individually evaluated for impairment	30	250	21	—	—	301
Collectively evaluated	640	1,874	1,077	332	—	3,923
Total	$670	$2,124	$1,098	$332	$—	$4,224

Acquired Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
March 31, 2013
Balance at beginning of period	$509	$390	$96	$314	$8	$1,317
Charged-off loans	86	235	25	316	—	662
Recoveries on charged-off loans	—	—	2	28	—	30
Provision for loan losses	95	265	27	307	(156)	538
Balance at end of period	$518	$420	$100	$333	$(148)	$1,223
Individually evaluated for impairment	113	—	—	—	—	113
Collectively evaluated	405	420	100	333	(148)	1,110
Total	518	420	100	333	(148)	1,223

Credit Quality Information

Business Activities Loans Credit Quality Analysis

The Company monitors the credit quality of its portfolio by using internal risk ratings that are based on regulatory guidance. Loans that are given a Pass rating are not considered a problem credit. Loans that are classified as Special Mention loans are considered to have potential credit problems and are evaluated closely by management. Substandard and non-accruing loans are loans for which a definitive weakness has been identified and which may make full collection of contractual cash flows questionable. Doubtful loans are those with identified weaknesses that make full collection of contractual cash flows, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The Company assigns an internal risk rating at origination and reviews the rating annually, semiannually or quarterly depending on the risk rating. The rating is also reassessed at any point in time when management becomes aware of information that may affect the borrower’s ability to fulfill their obligations.

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

Acquired Loans Credit Quality Analysis

Upon acquiring a loan portfolio, our internal loan review function assigns risk ratings to the acquired loans, utilizing the same methodology as it does with business activities loans.  This may differ from the risk rating policy of the predecessor bank.  Loans which are rated Substandard or worse according to the rating process outlined below are deemed to be credit impaired loans accounted for under ASC 310-30, regardless of whether they are classified as performing or non-performing.

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

The Company subjects loans that do not meet the ASC 310-30 criteria to ASC 450-20 by collectively evaluating these loans for an allowance for loan loss.  The Company applies a methodology similar to the methodology prescribed for business activities loans, which includes the application of environmental factors to each category of loans.  The methodology to collectively evaluate the acquired loans outside the scope of ASC 310-30 includes the application of a number of environmental factors that reflect management’s best estimate of the level of incremental credit losses that might be recognized given current conditions.  This is reviewed as part of the allowance for loan loss adequacy analysis.  As the loan portfolio matures and environmental factors change, the loan portfolio will be reassessed each quarter to determine an appropriate reserve allowance.

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans.  At March 31, 2014, the allowance for loan losses related to acquired loans was $4.2 million using the above mentioned criteria.

The Company presented several tables within this footnote separately for business activity loans and acquired loans in order to distinguish the credit performance of the acquired loans from the business activity loans.

The following table presents the Company’s loans by risk rating at March 31, 2014 and December 31, 2013:

Business Activities Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Grade:
Pass	$1,025,829	$1,019,732	$19,599	$18,117	$1,045,428	$1,037,849
Special mention	101	623	—	—	101	623
Substandard	6,240	7,382	—	41	6,240	7,423
Total	$1,032,170	$1,027,737	$19,599	$18,158	$1,051,769	$1,045,895

Commercial Real Estate

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Grade:
Pass	$132,955	$120,071	$58,499	$59,636	$857,236	$800,672	$1,048,690	$980,379
Special mention	—	—	138	140	6,164	8,150	6,302	8,290
Substandard	4,732	5,176	3,792	3,717	62,040	61,807	70,564	70,700
Doubtful	—	—	—	—	73	642	73	642
Total	$137,687	$125,247	$62,429	$63,493	$925,513	$871,271	$1,125,629	$1,060,011

Commercial and Industrial Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Grade:
Pass	$309,699	$294,241	$302,755	$313,984	$612,454	$608,225
Special mention	—	—	2,751	884	2,751	884
Substandard	—	—	10,857	7,725	10,857	7,725
Doubtful	—	—	88	603	88	603
Total	$309,699	$294,241	$316,451	$323,196	$626,150	$617,437

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Performing	$232,133	$231,594	$249,413	$212,922	$481,546	$444,516
Nonperforming	1,388	1,083	363	249	1,751	1,332
Total	$233,521	$232,677	$249,776	$213,171	$483,297	$445,848

Acquired Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Grade:
Pass	$317,806	$330,353	$1,056	$1,081	$318,862	$331,434
Special mention	734	437	—	—	734	437
Substandard	2,308	2,577	4,098	3,931	6,406	6,508
Total	$320,848	$333,367	$5,154	$5,012	$326,002	$338,379

Commercial Real Estate

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Grade:
Pass	$4,589	$7,154	$46,361	$46,961	$237,533	$254,787	$288,483	$308,902
Special mention	347	—	4,719	4,799	8,169	9,034	13,235	13,833
Substandard	2,326	6,616	12,721	13,067	14,582	14,691	29,629	34,374
Total	$7,262	$13,770	$63,801	$64,827	$260,284	$278,512	$331,347	$357,109

Commercial and Industrial Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Grade:
Pass	$4,374	$3,130	$58,361	$59,615	$62,735	$62,745
Special mention	—	—	3,467	2,396	3,467	2,396
Substandard	—	—	4,543	4,715	4,543	4,715
Total	$4,374	$3,130	$66,371	$66,726	$70,745	$69,856

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Performing	$71,104	$73,552	$154,490	$170,275	$225,594	$243,827
Nonperforming	395	602	1,699	1,559	2,094	2,161
Total	$71,499	$74,154	$156,189	$171,834	$227,688	$245,988

The following table summarizes information about total loans rated Special Mention or lower as of March 31, 2014 and December 31, 2013.  The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	March 31, 2014			December 31, 2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$17,353	$8,011	$25,364	$18,472	$8,983	$27,455
Substandard Accruing	72,494	34,971	107,465	70,667	38,891	109,558
Total Classified	89,847	42,982	132,829	89,139	47,874	137,013
Special Mention	9,724	18,054	27,778	10,081	17,853	27,934
Total Criticized	$99,571	$61,036	$160,607	$99,220	$65,727	$164,947

NOTE 7.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2014	December 31, 2013
Time less than $100,000	$535,983	$490,902
Time $100,000 or more	539,757	510,746
Total time deposits	$1,075,740	$1,001,648

NOTE 8.               BORROWED FUNDS

Borrowed funds at March 31, 2014 and December 31, 2013 are summarized, as follows:

	March 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
(dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$914,950	0.21%	$862,510	0.22%
Other Borrowings	—	—	10,000	1.92
Total short-term borrowings:	914,950	0.21	872,510	0.24
Long-term borrowings:
Advances from the FHLBB	21,797	2.44	101,918	1.23
Subordinated borrowings	74,232	7.00	74,215	7.00
Junior subordinated borrowings	15,464	2.09	15,464	2.09
Total long-term borrowings:	111,493	5.43	191,597	3.53
Total	$1,026,443	0.78%	$1,064,107	0.83%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year.  The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended March 31, 2014 and December 31, 2013.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended March 31, 2014 and December 31, 2013.

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at March 31, 2014 include callable advances totaling $5.0 million, and amortizing advances totaling $5.4 million.  The advances outstanding at December 31, 2013 include callable advances totaling $5.0 million, and amortizing advances totaling $5.5 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Fixed rate advances maturing:
2014	$924,900	0.22%	$882,525	0.28%
2015	—	—	—	—
2016	1,567	0.88	1,583	0.79
2017	5,000	4.33	5,000	4.33
2018 and beyond	5,280	3.83	5,320	3.83
Total fixed rate advances	$936,747	0.27%	$894,428	0.35%

Variable rate advances maturing:
2014	$—	—%	$10,000	0.32%
2015	—	—	20,000	0.30
2016	—	—	10,000	0.30
2017	—	—	—	—
2018 and beyond	—	—	30,000	0.30
Total variable rate advances	$—	—%	$70,000	0.30%
Total FHLBB advances	$936,747	0.27%	$964,428	0.32%

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 511.3%.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.09% and 2.09% at March 31, 2014 and December 31, 2013, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 9.               STOCKHOLDERS’ EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	March 31, 2014	December 31, 2013	to be Well Capitalized

Total capital to risk weighted assets	11.2%	11.6%	10.0%

Tier 1 capital to risk weighted assets	9.5	10.0	6.0

Tier 1 capital to average assets	7.4	8.0	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Accumulated other comprehensive loss

Components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2014	December 31, 2013
Other accumulated comprehensive income (loss), before tax:
Net unrealized holding loss on AFS securities	$(3,274)	$(9,294)
Net gain (loss) on effective cash flow hedging derivatives	2,244	(2,289)
Net loss on terminated swap	—	(3,237)
Net unrealized holding loss on pension plans	17	17

Income taxes related to items of accumulated other comprehensive (loss) income:
Net unrealized holding loss on AFS securities	1,298	3,518
Net gain (loss) on effective cash flow hedging derivatives	(909)	923
Net loss on terminated swap	—	1,312
Net unrealized holding loss on pension plans	(7)	(7)
Accumulated other comprehensive loss	$(631)	$(9,057)

The following table presents the components of other comprehensive loss for the three months ended March 31, 2014 and March 31, 2013:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2014
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$6,055	$(2,233)	$3,822
Less: reclassification adjustment for (gains) realized in net income	(34)	12	(22)
Net unrealized holding gain on AFS securities	6,021	(2,221)	3,800

Net gain on cash flow hedging derivatives:
Net unrealized (losses) arising during the period	(860)	368	(492)
Less: reclassification adjustment for losses realized in net income	5,393	(2,200)	3,193
Net gain on cash flow hedging derivatives	4,533	(1,832)	2,701

Net gain on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	3,237	(1,312)	1,925
Net gain on terminated swap	3,237	(1,312)	1,925
Other Comprehensive Loss	$13,791	$(5,365)	$8,426

Three Months Ended March 31, 2013
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$733	$(321)	$412
Less: reclassification adjustment for losses realized in net income	—	—	—
Net unrealized holding gain on AFS securities	733	(321)	412

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	431	(167)	264
Less: reclassification adjustment for losses realized in net income	1,012	(408)	604
Net gain on cash flow hedging derivatives	1,443	(575)	868

Net gain on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	236	(208)	28
Net gain on terminated swap	236	(208)	28

Other Comprehensive Loss	$2,412	$(1,104)	$1,308

The following table presents the changes in each component of accumulated other comprehensive income, for the three months ended March 31, 2014 and March 31, 2013:

	Net unrealized	Net loss on	Net loss	Net unrealized
	holding (loss) gain	effective cash	on	holding loss
	on AFS	flow hedging	terminated	on
(in thousands)	Securities	derivatives	swap	pension plans	Total
Three Months Ended March 31, 2014
Balance at Beginning of Period	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)
Other Comprehensive Loss Before reclassifications	3,822	(492)	—	—	3,330
Amounts Reclassified from Accumulated other comprehensive income	(22)	3,193	1,925	—	5,096
Total Other Comprehensive Income	3,800	2,701	1,925	—	8,426
Balance at End of Period	$(1,976)	$1,335	$—	$10	$(631)

Three Months Ended March 31, 2013
Balance at Beginning of Period	$6,712	$(6,558)	$(2,378)	$(755)	$(2,979)
Other Comprehensive Loss Before reclassifications	412	264	—	—	676
Amounts Reclassified from Accumulated other comprehensive income	—	604	28	—	632
Total Other Comprehensive Income	412	868	28	—	1,308
Balance at End of Period	$7,124	$(5,690)	$(2,350)	$(755)	$(1,671)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2014 and March 31, 2013:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(in thousands)	2014	2013	is Presented
Realized (gains) on AFS securities:
	$(34)	$—	Non-interest income
	12	—	Tax expense
	(22)	—	Net of tax

Realized losses on cash flow hedging derivatives:
	5,393	1,012	Non-interest income
	(2,200)	(408)	Tax expense
	3,193	604	Net of tax

Realized losses on terminated swap:
	3,237	236	Non-interest income
	(1,312)	(208)	Tax expense
	1,925	28	Net of tax
Total reclassifications for the period	$5,096	$632	Net of tax

NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013

Net (loss) income	$(1,106)	$10,465

Average number of common shares issued	26,525	26,525
Less: average number of treasury shares	1,425	1,260
Less: average number of unvested stock award shares	402	317
Average number of basic common shares outstanding	24,698	24,948
Plus: dilutive effect of unvested stock award shares	—	73
Plus: dilutive effect of stock options outstanding	—	122
Average number of diluted common shares outstanding	24,698	25,143

(Loss) earnings per share:
Basic	$(0.04)	$0.42
Diluted	$(0.04)	$0.42

For the three months ended March 31, 2014, 335 thousand shares of restricted stock and 321 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the three months ended March 31, 2013, 251 thousand shares of restricted stock and 499 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2014 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2013	334	$23.26	442	$20.41
Granted	126	25.00	—	—
Stock options exercised	—	—	(61)	11.83
Stock awards vested	(62)	22.75	—	—
Forfeited	(1)	21.22	—	—
Expired	—	—	(60)	37.41
Balance, March 31, 2014	397	$24.31	321	$20.16
Exercisable options, March 31, 2014			321	$20.17

During the three months ended March 31, 2014 and 2013, proceeds from stock option exercises totaled $718 thousand and totaled $1.8 million, respectively. During the three months ended March 31, 2014, there were 62 thousand shares issued in connection with vested stock awards.  During the three months ended March 31, 2013, there were 69 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $932 thousand and $881 thousand during the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended March 31, 2014
Net interest income (expense)	$43,712	$—	$(946)	$—	$42,766
Provision for loan losses	3,396	—	—	—	3,396
Non-interest income (expense)	1,374	3,049	(252)	252	4,423
Non-interest expense	42,574	2,322	464	—	45,360
(Loss) income before income taxes	(884)	727	(1,662)	252	(1,567)
Income tax (benefit) expense	(192)	287	(556)	—	(461)
Net (loss) income	$(692)	$440	$(1,106)	$252	$(1,106)

Average assets (in millions)	$5,829	$26	$722	$(726)	$5,851

Three months ended March 31, 2013
Net interest income	$42,901	$—	$6,036	$(7,000)	$41,937
Provision for loan losses	2,400	—	—	—	2,400
Non-interest income	11,801	2,997	4,463	(4,463)	14,798
Non-interest expense	36,670	2,151	662	—	39,483
Income before income taxes	15,632	846	9,837	(11,463)	14,852
Income tax expense (benefit)	4,705	310	(628)	—	4,387
Net income	$10,927	$536	$10,465	$(11,463)	$10,465

Average assets (in millions)	$5,203	$27	$755	$(745)	$5,240

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2014, the Company held derivatives with a total notional amount of $805.4 million.  That amount included $315.0 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $468.3 million and $22.1 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value.  Economic hedges included interest rate swaps totaling $438.0 million, and $30.3 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2014.

The Company pledged collateral to derivative counterparties in the form of cash totaling $1.8 million and securities with an amortized cost of $26.6 million and a fair value of $26.9 million as of March 31, 2014. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at March 31, 2014, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	5.0	—	2.29%	$2,319
Interest rate swaps on junior subordinated notes	15,000	0.1	2.09%	5.54%	(75)
Total cash flow hedges	315,000				2,244

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,960	15.7	0.52%	5.09%	(2,121)
Interest rate swaps on loans with commercial loan customers	212,530	5.3	2.37%	4.61%	(6,714)
Reverse interest rate swaps on loans with commercial loan customers	212,530	5.3	4.61%	2.37%	6,717
Forward sale commitments	30,270	0.2			(108)
Total economic hedges	468,290				(2,226)

Non-hedging derivatives:
Interest rate lock commitments	22,075	0.2			377
Total non-hedging derivatives	22,075				377

Total	$805,365				$395

Information about derivative assets and liabilities at December 31, 2013, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$150,000	2.5	0.25%	2.61%	$(3,102)
Forward-starting interest rate swaps on FHLBB borrowings	260,000	4.5	—	1.88%	1,015
Interest rate swaps on junior subordinated notes	15,000	0.4	2.09%	5.54%	(203)
Total cash flow hedges	425,000				(2,290)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,095	15.9	0.54%	5.09%	(1,889)
Interest rate swaps on loans with commercial loan customers	206,933	5.4	2.44%	4.68%	(6,278)
Reverse interest rate swaps on loans with commercial loan customers	206,933	5.4	4.68%	2.44%	6,286
Forward sale commitments	32,911	0.2			261
Total economic hedges	459,872				(1,620)

Non-hedging derivatives:
Interest rate lock commitments	20,199	0.2			258
Total non-hedging derivatives	20,199				258

Total	$905,071				$(3,652)

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

The Company has entered into six forward-starting interest rate swap contracts with a combined notional value of $300.0 million as of March 31, 2014.   The six forward starting swaps will become effective in 2016, all have durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

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

	Three Months Ended March 31,
(In thousands)	2014	2013

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(785)	$306

Reclassification of unrealized (loss) gain from accumulated other comprehensive loss to interest expense	—	1,011

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for termination of swaps	8,630	236

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	(3,611)	(208)

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	314	(522)

Interest rate swaps on junior subordinated debentures:
Unrealized loss recognized in accumulated other comprehensive loss	(1)	(1)

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	129	127

Net tax expense on items recognized in accumulated other comprehensive loss	(51)	(54)
Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$4,625	$895

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$—	$1,243
Net interest expense recognized in interest expense on junior subordinated notes	$129	$127

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended March 31, 2014 and 2013.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $0.1 million will be reclassified as an increase to interest expense.

As a result of the branch acquisition, in the first quarter of  2014, the Company initiated and subsequently terminated all of its interest rate swaps, with various institutions, associated with FHLB advances with 3-month LIBOR based floating interest rates with an aggregate notional amount of $30 million, all of its interest rate swaps associated with 90 day rolling FHLB advances issued using the FHLB’s 3-month fixed interest rate with an aggregate notional amount of $145 million and all of its forward-starting interest rate swaps associated with 90 day rolling FHLB advances issued using the FHLB’s 3-month fixed interest rate with an aggregate notional amount of $235 million. In the first quarter of 2014, the Company elected to extinguish $215 million of FHLB advances related to the terminated swaps. As a result the Company reclassified $8.6 million of losses from the effective portion of the unrealized changes in the fair value of the terminated derivatives from other comprehensive income to non-interest income as the forecasted transactions to the related FHLB advances will not occur.

Economic hedges

As of March 31, 2014, the Company has an interest rate swap with a $13.0 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $24.5 thousand as of March 31, 2014.  The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013

Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss) gain recognized in other non-interest income	$(381)	$107

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	187	1,554

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(187)	(1,554)

Favorable change in credit valuation adjustment recognized in other non-interest income	7	78

Forward Commitments:
Unrealized loss recognized in other non-interest income	(108)	(550)
Realized gain in other non-interest income	(164)	1,055

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	377	2,758
Realized gain in other non-interest income	$469	$1,240

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its commercial banking counterparties totaling $7.1 million and $7.8 million as of March 31, 2014 and December 31, 2013, respectively.  The Company had net liability positions with its financial institution counterparties totaling $6.6 million and $11.2 million as of March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, the Company also had a net liability position of $0.4 million with its commercial banking counterparties as compared to a $0.7 million liability at December 31, 2013.  The collateral posted by the Company that covered liability positions was $6.6 million and $11.2 million as of March 31, 2014 and December 31, 2013, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of March 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	7,140	—	7,140	—	—	7,140
Total	$7,140	$—	$7,140	$—	$—	$7,140

Offsetting of Financial Liabilities and Derivative Liabilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of March 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$(9,396)	$2,794	$(6,602)	$4,902	$1,700	$—
Commercial counterparties	(423)	—	(423)	—	—	(423)
Total	$(9,819)	$2,794	$(7,025)	$4,902	$1,700	$(423)

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	7,799	—	7,799	—	—	7,799
Total	$7,799	$—	$7,799	$—	$—	$7,799

Offsetting of Financial Liabilities and Derivative Liabilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$(13,157)	$1,913	$(11,244)	$9,544	$1,700	$—
Commercial counterparties	(720)	—	(720)	—	—	(720)
Total	$(13,877)	$1,913	$(11,964)	$9,544	$1,700	$(720)

NOTE 14. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2014
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,923	$14,923
Available-for-sale securities:
Municipal bonds and obligations	—	137,192	—	137,192
Governmentguaranteed residential mortgage-backed securities	—	83,686	—	83,686
Government-sponsored residential mortgage-backed securities	—	718,898	—	718,898
Corporate bonds	—	40,121	—	40,121
Trust preferred securities	—	14,418	1,340	15,758
Other bonds and obligations	—	3,129	—	3,129
Marketable equity securities	33,790	357	706	34,853
Loans held for sale	—	7,669	—	7,669
Derivative assets	—	9,934	377	10,311
Derivative liabilities	13	9,710	96	9,819

	December 31, 2013
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,840	$14,840
Available-for-sale securities:
Municipal bonds and obligations	—	77,671	—	77,671
Government guaranteed residential mortgage-backed securities	—	78,771	—	78,771
Government-sponsored residential mortgage-backed securities	—	522,658	—	522,658
Corporate bonds	—	39,280	—	39,280
Trust preferred securities	—	15,372	1,239	16,611
Other bonds and obligations	—	3,084	—	3,084
Marketable equity securities	20,891	357	725	21,973
Loans Held for Sale	—	15,840	—	15,840
Derivative assets	242	7,799	277	8,318
Derivative liabilities	—	11,964	—	11,964

There were no transfers between levels during the three months ended March 31, 2014 or 2013.

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

Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. The Company holds one pooled trust preferred security and one privately owned equity security.  Both securities fair values are based on unobservable issuer-provided financial information and the pooled security also utilizes discounted cash flow models derived from the underlying structured pool and therefore both are classified as Level 3.

Loans held for sale. The Company elected the fair value option for all loans held for sale (HFS) originated on or after May 1, 2012.  Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

March 31, 2014

			Aggregate Fair Value
	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$7,669	$7,430	$239

December 31, 2013

			Aggregate Fair Value
	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$15,840	$15,641	$199

The changes in fair value of loans held for sale for the three months ended March 31, 2014, were gains of $40 thousand.  The changes in fair value of loans held for sale were losses of $1.0 million for the three months ended March 31, 2013.  The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2014 and March 31, 2013.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended March 31, 2014
Balance as of December 31, 2013	$14,840	$1,964	$258	$19
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	218	—	719	(115)
Unrealized gain included in accumulated other comprehensive loss	—	82	—	—
Paydown of trading security	(135)	—	—	—
Transfers to held for sale loans	—	—	(600)	—
Balance as of March 31, 2014	$14,923	$2,046	$377	$(96)

Unrealized gains (losses) relating to instruments still held at March 31, 2014	$1,962	$(1,288)	$377	$(96)

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended March 31, 2013
Balance as of December 31, 2012	$16,893	$885	$6,258	$(1,055)
Greenpark Acquisition	—	770	—	—
Unrealized (loss) gain recognized in other non-interest income	(280)	—	3,998	538
Unrealized loss included in accumulated other comprehensive loss	—	13	—	—
Paydown of trading security	(128)	—	—	—
Transfers to held for sale loans	—	—	(7,498)	—
Balance as of March 31, 2013	$16,485	$1,668	$2,758	$(517)

Unrealized gains (losses) relating to instruments still held at March 31, 2013	$3,004	$(1,704)	$2,758	$(517)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable
(In thousands)	March 31, 2014	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Trading Security	$14,923	Discounted Cash Flow	Discount Rate	3.14%

Forward Commitments	(96)	Historical Trend	Closing Ratio	93.06%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	377	Historical Trend	Closing Ratio	93.06%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$15,204

	Fair Value			Significant Unobservable
(In thousands)	December 31, 2013	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Trading Security	$14,840	Discounted Cash Flow	Discount Rate	3.39%

Forward Commitments	19	Historical Trend	Closing Ratio	94.83%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	258	Historical Trend	Closing Ratio	94.83%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$15,117

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	March 31, 2014	December 31, 2013	Three months ended March 31, 2014
	Level 3	Level 3	Total
(In thousands)	Inputs	Inputs	Gains (Losses)
Assets
Impaired loans	$5,557	$5,542	$15
Capitalized mortgage servicing rights	3,922	4,112	—
Other real estate owned	2,418	2,995	(208)

Total	$11,897	$12,649	$(193)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands)	March 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$5,557	Fair value of collateral	Loss severity	5.28% to 100.0% (80.34%)
			Appraised value	$0 to $690.0 $(389.5)

Capitalized mortgage servicing rights	3,922	Discounted cash flow	Constant prepayment rate (CPR)	6.7% to 17.45% (8.45%)
			Discount rate	10.00% to 13.00% (10.36%)

Other real estate owned	2,418	Fair value of collateral	Appraised value	$0 to $774.0 $(449.5)

Total	$11,897

(a)    Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2014 and December 31, 2013.

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

	March 31, 2014
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$72,673	$72,673	$72,673	$—	$—
Trading security	14,923	14,923	—	—	14,923
Securities available for sale	1,033,637	1,033,637	33,790	997,801	2,046
Securities held to maturity	43,159	44,191	—	—	44,191
Restricted equity securities	53,124	53,124	—	53,124	—
Net loans	4,209,025	4,274,758	—	—	4,274,758
Loans held for sale	7,669	7,669	—	7,669	—
Accrued interest receivable	15,938	15,938	—	15,938	—
Cash surrender value of bank-owned life insurance policies	102,343	102,343	—	102,343	—
Derivative assets	10,311	10,311	—	9,934	377
Assets held for sale	4,018	4,018	—	4,018	—

Financial Liabilities

Total deposits	$4,218,583	$4,219,546	—	$4,219,546	$—
Short-term debt	914,950	915,066	—	915,066	—
Long-term Federal Home Loan Bank advances	21,797	23,472	—	23,472	—
Subordinated borrowings	89,696	88,210	—	88,210	—
Derivative liabilities	9,819	9,819	13	9,710	96
Liabilities held for sale	25,093	25,093	—	25,093	—

	December 31, 2013
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$75,539	$75,539	$75,539	$—	$—
Trading security	14,840	14,840	—	—	14,840
Securities available for sale	760,048	760,048	20,891	737,193	1,964
Securities held to maturity	44,921	45,764	—	—	45,764
Restricted equity securities	50,282	50,282	—	50,282	—
Net loans	4,147,200	4,154,663	—	—	4,154,663
Loans held for sale	15,840	15,840	—	15,840	—
Accrued interest receivable	15,072	15,072	—	15,072	—
Cash surrender value of bank-owned life insurance policies	101,530	101,530	—	101,530	—
Derivative assets	8,318	8,318	242	7,799	277
Assets held for sale	3,969	3,969	—	3,969	—

Financial Liabilities

Total deposits	$3,848,529	$3,848,926	$—	$3,848,926	$—
Short-term debt	872,510	872,545	—	872,545	—
Long-term Federal Home Loan Bank advances	101,918	103,660	—	103,660	—
Subordinated borrowings	89,679	87,882	—	87,882	—
Derivative liabilities	11,964	11,964	—	11,964	—
Liabilities held for sale	24,834	24,834	—	24,834	—

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

Subordinated borrowings. The Company utilizes a pricing service along with internal models to estimate the valuation of its junior subordinated debentures. The junior subordinated debentures re-price every ninety days.

Off-balance-sheet financial instruments. Off-balance-sheet financial instruments include standby letters of credit and other financial guarantees and commitments considered immaterial to the Company’s financial statements.

NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three months ended March 31, 2014 and March 31, 2013, respectively.

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net interest income	$42,766	$41,937
Provision for loan losses	3,396	2,400
Net interest income after provision for loan losses	$39,370	$39,537

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2014, the date the financial statements were issued, noting no events requiring disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2014 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 40.5% marginal income tax rate.  In the discussion, references to earnings per share refer to diluted earnings per share unless otherwise specified.

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

•                  Experienced executive team focused on earnings and stockholder value

•                  Distinctive brand and culture as America’s Most Exciting Bank®

•                  Diversified integrated financial service revenues

•                  Positioned to be regional consolidator in attractive markets

The Company’s profile is as follows:

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the Risk Factors in Item 1A of this report.    Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results.  You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made.  Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

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

	At or for the Three Months Ended
	March 31,
	2014	2013

PER COMMON SHARE DATA
Net earnings, diluted	$(0.04)	$0.42
Total common book value	26.99	26.68
Dividends	0.18	0.18
Common stock price:
High	27.28	26.01
Low	23.95	23.38
Close	25.88	25.54

PERFORMANCE RATIOS
Return on average assets	(0.08)%	0.80%
Return on average common equity	(0.64)	6.28
Net interest margin, fully taxable equivalent	3.35	3.73
Fee income/Net interest and fee income	22.84	25.63

ASSET QUALITY RATIOS
Net charge-offs (current quarter annualized)/average loans	0.30%	0.23%
Allowance for loan losses/total loans	0.79	0.86

CONDITION RATIOS
Stockholders’ equity to total assets	11.27%	12.85%
Investments to total assets	19.05	12.65
Loans/deposits	101	95

FINANCIAL DATA: (In millions)
Total assets	$6,010	$5,245
Total earning assets	5,408	4,646
Total loans	4,243	3,889
Allowance for loan losses	34	33
Total intangible assets	280	273
Total deposits	4,219	4,101
Total borrowings	1,026	399
Total common stockholders’ equity	678	674

FOR THE PERIOD: (In thousands)
Net interest income	$42,766	$41,937
Non-interest income	4,423	14,798
Provision for loan losses	3,396	2,400
Non-interest expense	45,360	39,483
Net (loss) income	(1,106)	10,465

(1)         All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(2)         Tangible common stockholders’ equity to tangible assets excludes goodwill and other intangibles.  This is a non-GAAP financial measure  that the Company believes provide investors with additional information that is useful in understanding our financial performance and condition.

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

	Three Months Ended March 31,
	2014		2013
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,379	4.12%	$1,291	4.04%
Commercial real estate	1,420	4.44	1,407	5.45
Commercial and industrial loans	685	3.97	601	4.40
Consumer loans	700	3.56	645	4.94
Total loans	4,184	4.13	3,944	4.75
Investment securities (2)	1,048	3.04	591	3.04
Short term investments and loans held for sale	28	1.51	98	1.83
Total interest-earning assets	5,260	3.89	4,633	4.51
Intangible assets	278		273
Other non-interest earning assets	313		334
Total assets	$5,851		$5,240

Liabilities and stockholders’ equity
Deposits: (5)
NOW	$410	0.15%	$369	0.29%
Money market	1,490	0.37	1,477	0.39
Savings	464	0.16	442	0.18
Time	1,070	1.15	1,148	1.23
Total interest-bearing deposits	3,434	0.56	3,436	0.63
Borrowings and notes (4)	912	1.03	424	3.43
Total interest-bearing liabilities	4,346	0.66	3,860	0.94
Non-interest-bearing demand deposits	750		646
Other non-interest earning liabilities	63		68
Total liabilities	5,159		4,574

Total stockholders’ equity	692		666
Total liabilities and stockholders’ equity	$5,851		$5,240

Net interest spread		3.23%		3.57%
Net interest margin		3.35		3.73
Cost of funds		0.56		0.81
Cost of deposits		0.46		0.53

Supplementary data
Total deposits (In millions)	$4,184		$4,082
Fully taxable equivalent income adj. (In thousands)	718		$629

(1)  The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)  The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)  Interest income on loans held for sale is included in loan interest income on the income statement.

(4)  The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)  The average balances of deposits include the deposits held for sale presented under other liabilities on the consolidated balance sheet.

SUMMARY

Summary:  On January 17, 2014, Berkshire completed the acquisition of  20 branches in Central New York and assumed $440 million in deposits.  Berkshire had 90 branch offices at the conclusion of the quarter.  Following the acquisition, Berkshire extinguished certain borrowings and terminated the related cash flow hedges.  Additionally, acquired funds were used to purchase investment securities and to support loan growth.

First quarter financial highlights are shown below. References to linked quarter refer to fourth quarter, 2013.

•                  7% increase in net interest income, compared to linked quarter

•                  14% increase in fee income, compared to linked quarter

•                  9% annualized increase in commercial loans

•                  11% annualized increase in consumer loans

•                  10% increase in deposits, including acquired branches

•                  3.35% net interest margin, increased from 3.26% in the linked quarter

•                  0.46% non-performing assets/total assets

•                  0.30% net loan charge-offs/average loans

The Company recorded a loss of $1.1 million ($0.04 per share) in the first quarter of 2014, compared to a net profit of $10.5 million ($0.42 per share) both in the linked quarter and in the first quarter of 2013.

Due to the branch acquisition, the Company recorded a number of charges including transaction costs, integration costs, and costs for the termination of interest rate swaps.  The Company also recorded charges for restructuring activities, systems conversions, and an out-of-period accounting adjustment.  The Company views these charges as non-core and not representative of ongoing operating activities.  The total amount of these net non-core charges was $16.4 million, or $11.5 million on an after-tax basis ($0.46 per share) in the most recent quarter.  The $8.8 million charge ($0.25 per share after tax) realized due to the swap termination charges had no material impact on shareholders’ equity, since the unrealized fair market value losses were already recorded in equity.  Net non-core charges in the first quarter of 2013 totaled $5.1 million ($0.12 per share after tax) due to acquisition charges related to the integration of the operations of Beacon Federal Bancorp which was acquired in October, 2012.

Excluding all net non-core charges, the Company recorded core earnings of $10.4 million ($0.42 per share) in the most recent quarter, compared to $13.5 million ($0.54 per share) in the first quarter of 2013.  The Company’s measures of net non-core charges, core earnings, and core earnings per share are non-GAAP financial measures that the Company uses to assess its ongoing operating activities.  They are further explained and reconciled below.  Compared to the first quarter of 2013, the Company’s core earnings decreased due primarily to lower income on real estate related loans resulting from interest rate related market shifts in 2013.  This included decreases in interest income on commercial real estate loans, loan fee income, and mortgage banking income.

In the most recent quarter, the Company promoted Josephine Iannelli to the position of Executive Vice President, Chief Financial Officer.  Ms. Iannelli joined the Company in March 2013 as Senior Vice President, Chief Accounting Officer.  In July 2013 she was promoted to Principal Accounting Officer and had been providing interim financial leadership since that time.  During the quarter, the Company also appointed Richard Thevenet as Senior Vice President and Treasurer.  Mr. Thevenet joined the Company from M&T Bank and previously served as Treasurer of Mastercard International and of MBIA, Inc.  Additionally, the Company recruited Scott Houghtaling as Senior Vice President and New York Commercial Leader.  He joined Berkshire from RBS Citizens, where he was Senior Vice President, Team Leader managing a $950 million portfolio focused on Not-for-Profit and Healthcare customers in New York. He joined Citizens Bank in 2003 in their middle market banking group and previously worked for JPMorgan Chase and Fleet Bank in relationship management and credit roles based in Albany.

On March 31, 2014, the Company filed an application to become a bank holding company with the Federal Reserve Board in order to change its federal charter from a savings and loan holding company to a bank holding company in preparation for a prospective change of Berkshire Bank’s state charter from a savings bank to a trust company which is the charter commonly used by commercial banks chartered in Massachusetts.  The Company’s federal regulator as a bank holding company would continue to be the Federal Reserve Board.  Additional information about these charter changes was provided in the Company’s 2013 Form 10-K filed with the SEC.  The Company expects to complete these changes in 2014, subject to regulatory approval.

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with Generally Accepted Accounting Principles (“GAAP”).  These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition.  Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information.  A reconciliation of non-GAAP financial measures to GAAP measures is provided below.  In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders.  An item which management deems to be non-core and excludes when computing non-GAAP operating earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP operating earnings information set forth is not necessarily comparable to non-GAAP information which may be presented by other companies.  Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company’s GAAP information.

The Company utilizes the non-GAAP measure of core earnings in evaluating operating trends.  This measure excludes amounts designated as non-core which the Company views as unrelated to its normalized operations, including securities gains/losses, losses recorded for hedge terminations, acquisition costs, restructuring costs, systems conversion costs, and out-of-period adjustments.  Non-core adjustments are presented net of estimated income tax expense or benefit.  The Company also calculates core earnings per share based on its measure of core earnings.  The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity.  Analysts also rely on these measures in estimating and evaluating the Company’s operating performance.  Management also believes that the computation of non-GAAP core earnings and core earnings per share may facilitate the comparison of the Company to other companies in the financial services industry.

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, and professional fees.  The hedge termination costs were as a result of the branch acquisition in the first quarter of 2014 and were therefore designated as non-core.  Systems conversion costs relate primarily to the Company’s core systems conversion and systems conversions costs in conjunction with this which have been recorded in recent periods.  Restructuring costs primarily consist of employee severance costs, and costs and losses associated with the disposition of assets which were undertaken as a project to right-size expenses following a decline in revenue in 2013.  Out-of-period accounting adjustments for interest income on acquired loans were recorded following systems conversions and acquisition related accounting activity and were deemed non-core.  Non-core expenses include variable rate compensation related to non-core items.  The Company evaluates GAAP, core, and non-core items to analyze its effective tax rate and to arrive at core income that is net of an effective core tax rate which is consistent with its analysis of expected core tax items for the year.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.  The Company assesses tangible book value per share which is commonly evaluated as a component of the analysis of stock price.  The ratio of tangible equity/tangible assets is regularly considered as a measure of balance sheet leverage.

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

		For the Three Months Ended March 31,
(Dollars in thousands)		2014	2013
Net income (GAAP)		$(1,106)	$10,465

Non-GAAP measures
Adj: Gain on sale of securities, net		(34)	—
Adj: Loss on termination of hedges		8,792	—
Adj: Acquisition, restructuring and conversion related expenses (1)		6,302	5,064
Adj: Out-of-period adjustment (2)		1,381	—
Adj: Income taxes (3)		(4,923)	(2,042)

Net non-core charges		11,518	3,022
Total core income (non-GAAP)	(A)	$10,412	$13,487

Net earnings per share, diluted (GAAP)		$(0.04)	$0.42
Non-core earnings per share, diluted		0.46	0.12
Core earnings per share, diluted (non-GAAP)	(A/G)	$0.42	$0.54

Average diluted shares outstanding (thousands) (GAAP)		24,698	25,143
Adj: dilutive potential common shares outstanding (thousands) (4)		135	—
Average core diluted shares outstanding (thousands) (5) (non-GAAP)	(G)	24,833	25,143

(Dollars in millions, except per share data)
Total assets, period-end (GAAP)		$6,010	$5,245
Less: intangible assets, period-end		280	273
Total tangible assets, period-end (non-GAAP)		$5,730	$4,972

Total stockholders’ equity, period-end (GAAP)		$678	$674
Less: intangible assets, period-end		280	273
Total tangible stockholders’ equity, period-end (non-GAAP)		$398	$401

(1)       Acquisition, restructuring, conversion and other related expenses in 2014 includes $3.6 million in acquisition expenses and $2.7 million of restructuring, conversion and other expenses. Expenses in 2013 were due to the integration of operations following the Beacon Federal acquisition in October 2012.

(2)       The out of period adjustments shown above relate to interest income earned on loans acquired in bank acquisitions.

(3)       The Company evaluates its non-core items to arrive at an effective non-core tax rate which is consistent with the Company’s overall tax rate analysis.

(4)       Dilutive potential common shares outstanding includes the number of additional common shares that would have been outstanding from the assumption that options were exercised, and that other shares were issued upon the satisfaction of certain conditions.

(5)       Average diluted shares computed for core earnings per share differ from GAAP average diluted shares due to the GAAP net loss compared to core net income for the period.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2014 AND DECEMBER 31, 2013

Summary:  Berkshire increased its total assets by $338 million (6%) in the most recent quarter due to growth in loans and investment securities.  Acquired deposits were used to repay borrowings and to fund asset growth.  At quarter-end, measures of asset quality, liquidity, interest rate sensitivity, and capital remained within targets.

Securities:  Total securities increased by $275 million to $1.145 billion during the first quarter.  Growth consisted primarily of available for sale medium term U.S. agency collateralized mortgage-backed securities, along with municipal bonds and corporate equities.  Due to the decrease in medium term interest rates during the quarter, the net unrealized loss on marketable investment securities decreased to $2.2 million (0.2% of the total) compared to $8.5 million (1.0% of the total) at year-end 2013.  Securities purchased in the most recent quarter had an average yield of approximately 3.4% and the debt securities had an average life of approximately 7.3 years.  Including the benefit of these higher yielding securities purchased during the quarter, the overall portfolio yield increased to

3.04% from 2.72% in the linked quarter and equaling the 3.04% yield in the first quarter of 2013.  This included the benefit of a $0.4 million recovery on the prepayment of a discounted security acquired in a bank acquisition.  At quarter-end, the average yield of the bond portfolio was 2.83% compared to 2.68% at the start of the quarter.  During the quarter, the effective duration decreased slightly to 4.5 years from 4.7 years, while the average life extension risk in an up 300 interest rate change scenario was modeled at 1.8 years compared to 1.4 years at the start of the quarter.  During the most recent quarter, the Company did not record any write-downs of investment securities and none of the Company’s investment securities were classified as other-than-temporarily impaired.   Securities with unrealized losses decreased to $14 million from $18 million. Detail on these securities, including one security with a $1.2 million unrealized loss, is included in the Securities note in the consolidated financial statements. At period-end, all material available for sale debt securities carried at least one investment grade rating by a major rating agency except for the above security.  The Company’s held to maturity securities are generally unrated local securities, all of which are performing and none of which is deemed criticized according to the Company’s internal ratings systems.

Loans.  Total loans increased by $62 million (6% annualized) to $4.24 billion, including 9% annualized commercial loan growth and 11% annualized consumer loan growth.  This follows the trend of double digit annualized growth in these loans reported in prior quarters.  Most of the total loan growth was recorded in the final month of the quarter.  The balance of loans from business activities increased by 4% to $3.29 billion and the balance of loans acquired in business combinations decreased by 5% to $0.96 billion.

All regions contributed to commercial loan originations, with strong contributions from Western New England and Central and Eastern Massachusetts.  Berkshire is building business loan volume in its markets while it targets relationships with middle market customers who require a full range of products and services provided by a responsive local banking partner.  The $49 million increase in commercial loans consisted primarily of a $40 million increase in commercial real estate loans and a $17 million increase in asset based lending balances.  At quarter-end, the pipeline of commercial loan originations commitments totaled $142 million, compared to $152 million at the start of the quarter.

The decline in residential mortgages primarily reflected the seasonally lower mortgage production as well as the sale of $17 million in existing mortgage loans.  Consumer loan growth was primarily in automobile loans reflecting continued expansion by the Syracuse based consumer team.

The loan yield was 4.13% in the most recent quarter, compared to 4.26% in the linked quarter and to 4.75% in the first quarter of 2013.  The loan yield included purchased loan accretion, which included recoveries on the collection of purchased credit impaired loans.  By comparison, the loan yield was 3.99% in the most recent quarter, compared to 4.02% in the linked quarter, before the impact of purchased loan accretion.  This reduction reflected the improving quality of the portfolio and the shift away from commercial real estate loans with higher yields, as well as the decrease in acquired loans including collections of higher yielding purchased credit impaired loans.  The percentage of loans with pricing adjusting within one year increased by 1% to 33% during the most recent quarter, while the percentage of loans repricing after five years decreased by 3% to 36%.

At period-end, the remaining carrying balance of purchased credit impaired loans was $24 million and the contractual amount owed on these loans was $45 million.  The comparable measures at year-end 2013 were $30 million and $53 million, respectively.  The balance of accretable yield on these loans increased to $3.2 million from $2.6 million during the quarter, including a credit of $1.5 million transferred from non-accretable discount for loans with improved cash flows, which was partially offset by accretion of $0.9 million recorded during the quarter.

Asset Quality.   Acquired loans are recorded at fair value and are categorized as performing regardless of their payment status.  Therefore, some overall portfolio measures of asset performance are not comparable between periods or among institutions as a result of recent business combinations.  Asset performance metrics remained favorable during the first quarter of 2014.  Annualized net loan charge-offs measured 0.30% of average loans.  Compared to the start of the quarter, quarter-end non-performing assets decreased to 0.46% of total assets from 0.53%, and accruing delinquent loans decreased to 0.59% of total loans from 0.73%.  Loans which became non-accruing totaled $4 million during the quarter, which was down from the range of $6-9 million in several previous quarters.

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

The total amount of the loan loss allowance increased by $0.3 million to $33.6 million in the first quarter of 2014.  The ratio of the allowance to total loans decreased to 0.79% from 0.80% during the quarter.  For loans from business activities, this ratio decreased to 0.89% from 0.93%, while the allowance on acquired loans increased to 0.44% from 0.38%.  At quarter-end, the allowance provided 2.7X coverage of first quarter annualized net charge-offs and 1.3X coverage of period-end non-accrual loans.   The credit risk profile of the Company’s loan portfolio is described in the Loan Loss Allowance note in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Criticized loans were reduced in the first quarter of 2014 to $161 million (2.7% of assets) from $165 million (2.9% of assets).

The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest.  These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans. Potential problem loans increased by $1 million to $72 million during the quarter.  There were no significant changes in the composition of non-accruing and potential problem assets during the quarter.  The Company’s evaluation of its credit risk profile also compares the amount of criticized assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance. This ratio declined by 1% to 36% during the most recent quarter.

Other Assets. Goodwill and intangible assets increased due to the branch acquisition, including $8 million in goodwill and a $3 million core deposit intangible recorded for that transaction.  The deferred tax asset decreased by $11 million to $40 million during the quarter.

Deposits. Total deposits increased by $370 million (10%) to $4.219 billion during the first quarter.  Deposits added from the New York branch acquisition were recorded at $440 million and acquired balances were retained during the quarter.   Acquired deposits included $110 million in demand deposits, $80 million in NOW accounts, $124 million in money market deposits, $36 million in savings accounts, and $90 million in time deposits.   Excluding acquired deposits, all other deposits decreased by $70 million during the quarter.  The Company adjusted its funding strategies in conjunction with the deposit acquisition, de-emphasizing select municipal deposit sources and other higher cost deposits.  The change in total deposits also reflected seasonal factors.  Berkshire’s ongoing development of consumer relationships was demonstrated by a 5% organic increase in personal demand deposit balances, excluding acquired balances.  Due to the deposit growth, the loans/deposits ratio decreased to 101% from 109% during the quarter.  The average cost of deposits decreased to 0.46% in the most recent quarter, compared to 0.53% in the linked quarter and in the first quarter of 2013.  This reduction included the benefit of the acquired deposits, which had a 0.16% cost during the quarter.  Excluding the acquired balances, the average cost of deposits was approximately 0.48% during the quarter.

Borrowings.  Total borrowings decreased by $38 million to $1.026 billion in the first quarter of 2014.  The $440 million in funds received for acquired deposits was initially utilized to reduce FHLBB borrowings, including $215 million in three month revolving advances that the Company elected to extinguish.  The Company terminated all of its cash flow interest rate swaps which were related to these three month revolving advances and which had a total notional balance of $410 million including both currently effective and forward starting swaps.  During the quarter, the Company borrowed new short term advances to fund growth in earning assets.  Including the benefit of the borrowings and hedges restructuring, the interest expense for borrowings decreased by $1.3 million compared to the linked quarter and the first quarter of 2013.  The cost of borrowings decreased to 1.03% in the most recent quarter, compared to 1.69% in the linked quarter and to 3.43% in the first quarter of 2013.

Derivative Financial Instruments and Hedging Activities.  The  notional value of derivatives totaled $805 million at March 31, 2014.  There was little change in economic hedges and non-hedging derivatives; these financial instruments are related to interest rate contracts with commercial and residential mortgages customers.  Cash flow hedges decreased to $315 million from $425 million.  In the above discussion about borrowings, it was noted that all of the $410 million in starting cash flow hedges on FHLBB borrowings were terminated.  During the quarter, the Company entered into $300 million in new hedges on new borrowings with different characteristics.  The terminated swaps included, as of the beginning of the quarter, $150 million currently paying at a rate of 2.61% with a weighted average maturity of 2.5 years and $260 million which were forward starting with, on average, a rate of 1.88% and a three year swap period beginning in mid 2015 and an average maturity of 4.5 years. The Company entered into $300 million in new forward starting three year cash flow swaps on different FHLBB borrowings which start in the first half of 2016 with an average pay rate of 2.29% and a three year swap period and an average maturity of 5.0 years.

Stockholders’ Equity.  Stockholders’ equity totaled $678 million at March 31, 2014 and was unchanged from the start of the quarter.  The $6.2 million after-tax charge to income for the swap terminations was generally offset by a credit to other comprehensive income.  The benefit of income before this charge was mostly offset by the $4.6 million dividend payout.  The Company repurchased 100 thousand shares which mostly offset the impact of 126 thousand shares issued in stock grants.  The Company issues long term equity compensation each year in the first quarter subject to three year time and performance vesting terms.  The 2014 grant was reduced from the 146 thousand share grant issued in the prior year.

Due to the deposit acquisition and loan growth the ratio of equity to assets decreased to 11.3% from 12.0% during the first quarter.  The ratio of tangible equity to tangible assets decreased to 6.9% from 7.5%.  Tangible equity is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets. Tangible book value per share decreased to $15.84 from $16.27, while book value per share decreased to $26.99 from $27.08.  Berkshire Bank’s total risk based capital ratio decreased to 11.2% from 11.6% and its Tier 1 risk based capital ratio decreased to 9.5% from 10.0%.  The Company is a savings and loan holding company and is not subject to specific regulatory capital requirements.  Subject to regulatory approval, the Company expects to convert to a bank holding company and would be subject to bank holding company capital requirements.  At quarter-end, the Company estimated that its consolidated holding company capital measures were consistent with a Well Capitalized status for the holding company.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Summary:    Berkshire’s results in 2014 included the New York branch operations acquired on January 17, 2014.  As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods.  As noted previously, Berkshire uses certain non-GAAP measures related to core income and in order to supplement its evaluation of its operating results.

During 2013, results were adversely affected by events in the first half of the year. An industry-wide downturn in mortgage banking revenues began near midyear due to a sharp increase in long term interest rates. Additionally, commercial lending revenues were adversely impacted by accelerated outplacements of acquired impaired and non-relationship loans due to institutional demand for these lower quality assets, which were primarily commercial real estate loans.  The near term impact of these events was partially offset by recoveries recorded to interest income through purchased loan accretion for collections of acquired impaired loans. In response to these events, management initiated a restructuring program in the second half of the year, recording restructuring charges and lowering ongoing operating expenses. References to the linked quarter in this discussion are intended to show recent trends in improving revenues and core earnings.

The Company recorded a loss of $1.1 million ($0.04 per share) in the first quarter of 2014, compared to a net profit of $10.5 million ($0.42 per share) both in the linked quarter and in the first quarter of 2013.  Due to the loss, the Company’s diluted shares were equal to its basic shares for the most recent quarter.  As previously discussed, the Company recorded charges of $0.46 per share in the most recent quarter that it deemed as non-core and its measure of core earnings per share was $0.42 before these charges.  The Company’s goal is that the acquired New York branches will be accretive to its future earnings but the Company estimated that there was no accretive benefit in the first quarter, as acquired operations were being integrated and balance sheet strategies were being implemented for acquired funds.

Revenue.  Total net revenue decreased to $47.2 million in the most recent quarter due primarily to the $8.8 million charge for the loss on termination of hedges.  For illustrative purposes, net revenue before this charge was $56.0 million which was an increase compared to the linked quarter and a decrease from $56.7 million in the first quarter of 2013 as the decrease in real estate loan related revenue more than offset the revenue from acquired branch operations.   Annualized revenue per share was $7.64 in the most recent quarter compared to $8.94 in the linked quarter and $9.03 in the first quarter of 2013.  Measured before the charge for the swap termination, annualized revenue was $9.07 in the most recent quarter.

Net Interest Income.  Net interest income increased by $2.9 million (7%) compared to the linked quarter and by $0.8 million (2%) compared to the first quarter of 2013.  Growth in net interest income has included the benefit of growth from business development as well as the branch acquisition.  Berkshire’s goal is to generate ongoing growth in net interest income, driven by market share gains in loan volume.  Together with accompanying growth in fee income, this is intended to produce growth in net income and profitability metrics.

Business combinations in recent years have included the recording of credit related net discounts primarily on impaired commercial loans.  Purchased loan accretion has been credited to net interest income based on expected loan lives, together with recoveries from the disposition of impaired loans.  Purchased loan accretion totaled $1.4 million in the most recent quarter, compared to $2.4 million in the linked quarter and to $3.8 million in the first quarter of 2013.  Purchased loan accretion in the most recent quarter included $2.1 million in recoveries from the collection of purchased credit impaired loans and was net of a $1.4 million out of period adjustment.  The $3.2 million balance of accretable yield at quarter-end was expected to be recorded to net interest income over the next several quarters based on existing amortization schedules.

Average earning assets increased by 7% compared to the linked quarter and by 14% compared to the first quarter of 2013 due to growth in loans and securities.  The net interest margin measured 3.35% in the most recent quarter, compared to 3.26% in the linked quarter and to 3.73% in the first quarter of 2013.  For illustrative purposes, before the benefit of purchased loan accretion, the margin was 3.24%, 3.07%, and 3.39% in these periods respectively.  The decrease compared to last year was due to ongoing compression of loan yields which has not been fully offset by reductions in funds costs.  Berkshire maintains a close focus on its loan and deposit pricing disciplines to lessen the impact of market yield compression.  The improvement in the margin compared to the linked quarter was due primarily to the branch acquisition, including the low cost acquired deposits as well as the reduction in borrowings interest expense due to the borrowings and swaps restructuring.  Borrowings interest expense decreased by $1.3 million compared to the linked quarter and the first quarter of 2013, which contributed approximately a 0.10% benefit to the margin in the first quarter of 2014.

Non-Interest Income.  Non-interest income decreased in the most recent quarter due primarily to the $8.8 million charge for the loss on termination of swap hedges.  Most non-interest income consists of fee income, which totaled $12.7 million in the most recent quarter.  Fee income increased by $1.6 million (14%) from the linked quarter due to seasonal insurance revenue and the benefit of the acquired branch operations.  Fee income decreased by $1.8 million (12%) from the first quarter of 2013 due to a $1.5 million decrease in loan fee income and a $1.8 million decrease in mortgage banking income.  The decrease in loan fees included a $0.8 million decrease in seasoned loan sale gains and the mortgage banking fees reflected lower originations volume due to an increase in mortgage rates from near record lows.  The $1.2 million (28%) increase in deposit fee income was due to the acquired branch operations.  Annualized deposit related fees increased to 0.52% of average deposit balances in the most recent quarter from 0.42% in the first quarter of 2013 due to the higher fee service penetration of the acquired deposits.  Insurance fees increased by $0.1 million (2%) and wealth management fees increased by $0.3 million (13%) due to improved pricing and volume.  First quarter insurance revenue includes the seasonal benefit of annual contingency payments by insurance carriers.  Wealth management revenue includes seasonal tax preparation fees and benefited from improved securities market prices on which revenues are based.  Wealth management new business was generated at a 9% annualized rate in the most recent quarter, and assets under management totaled $1.3 billion at quarter-end.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end.  The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the allowance was included in the discussion of financial condition.  The provision increased to $3.4 million in the most recent quarter from $3.1 million in the linked quarter and $2.4 million in the first quarter of 2013.  The provision exceeded the level of net loan charge-offs, resulting in an increase in the total allowance for loan losses.

Non-Interest Expense and Income Tax Expense.  First quarter non-interest expense increased from the linked quarter and from the first quarter of 2013 primarily due to acquisition, restructuring, and conversion expenses, together with the operating costs of the newly acquired branches.  First quarter non-interest expense increased by $5.9 million to $45.4 million in 2014 compared to $39.5 million in 2013.  Acquisition, restructuring, and conversion expenses increased by $1.2 million to $6.3 million from $5.1 million.  In 2014, these charges included $3.6 million related to the branch acquisition and $2.7 million in restructuring and conversion expenses.  The restructuring costs resulted from actions initiated in the third quarter of 2013 to reduce ongoing overhead following the decline in revenues.  Conversion costs were from the final major systems project related to the core systems conversion.  The charges in 2013 related primarily to the integration and systems conversion of the operations acquired with Beacon Federal Bancorp.

First quarter expenses include seasonally higher compensation and maintenance expenses.  Full time equivalent staff totaled 1,050 at quarter-end, compared to 939 at year-end 2013 and to 1,004 at March 31, 2013.  In addition to the staff related to the acquired branches, expense growth in the most recent quarter also included targeted investment in commercial and retail market teams.  During the first quarter, the Company consolidated two of the 20 acquired branches along with two existing branches, and it opened a new branch in Loudonville, N.Y.  The effective income tax rate was approximately 29% in the most recent quarter, unchanged from the 29% effective rate for the year 2013 and for the first quarter of 2013.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed.  In the insurance segment, first quarter net income decreased by $0.1 million to $0.4 million in 2014 compared to 2013 due to higher expenses.  The Parent’s loss primarily reflected changes in the Bank’s operations.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income/(loss).  Total first quarter comprehensive income decreased by $4.5 million to $7.3 million in 2014 compared to $11.8 million in 2013 primarily due to the decrease in income before the charge for loss on termination of hedges in 2014.

Liquidity and Cash Flows.   During the first quarter of 2014, acquired deposits were the primary source of funds and purchases of investment securities were the primary use of funds.  Loan growth, reduced borrowings, and targeted deposit reductions were also uses of funds.  Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds. The Bank expects to further diversify its deposit sources including institutional and wholesale sources as part of the expansion of its liquidity management program.   The Bank is also expanding its use of short term institutional borrowings and FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes.  The Company also uses interest rate swaps in managing its funds sources and uses.   At the end of the most recent quarter, the Company had approximately $631 million in borrowing availability with the Federal Home Loan Bank.  This was increased from $416 million at the start of the quarter due to the added liquidity resulting from the branch purchase, including increased securities collateral and lower FHLBB borrowing balances.

Berkshire Hills Bancorp had a cash balance totaling $25 million as of March 31, 2014, which was on deposit with Berkshire Bank.  The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  There were no dividends paid from subsidiaries in the first quarter of 2014. The Parent also has a $10 million revolving line of credit provided by a correspondent bank.  The primary long run uses of funds by the parent include the payment of cash dividends on common stock and debt service.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements.   At March 31, 2014, Berkshire Bank continued to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2013 Form 10-K.

As previously noted, the Company expects to change its charter from a savings and loan holding company to a bank holding company in 2014.   With this charter change, the Company will become subjected to bank holding company regulatory capital requirements.  The Company believes that its capital presently conforms to requirements for the Well Capitalized designation for a bank holding company and it does not expect any near term impact to its capital management as a result of this change.

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

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements is contained in the Company’s 2013 Form 10-K and information relating to payments due under contractual obligations is presented in the 2013 Form 10-K.  Information about derivative financial instruments and hedging activities is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.  There were no significant changes in off-balance sheet arrangements and contractual obligations during the first quarter of 2014.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at March 31, 2014 compared to December 31, 2013. The Company compares the carrying value to fair value for major categories of financial assets and liabilities.  The biggest difference relates to loans and normally varies inversely to the direction of longer term interest rates during the quarter.   Due to the decrease in longer term interest rates in the first quarter of 2014, the excess of fair value over carrying value for net loans increased to $66 million at quarter-end from $7 million at the start of the quarter.  This increase contributed to an increase in the net economic value of equity related to financial assets and liabilities based solely on the measures used for the purpose of this analysis.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk during the first quarter of 2014.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2013.   Berkshire has a targeted position to maintain an asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.  The Company measures this sensitivity primarily by evaluating the impact of ramped interest rate changes in the 12 month and 24 month time horizons.

During the first quarter, the Company acquired $440 million in deposits from the New York branch acquisition, which it views as a stable funds source.  It increased its investment portfolio by $275 million with the purchase of mostly medium term securities while slightly reducing the average duration of the investment portfolio.  The loan portfolio increased by $62 million and the repricing characteristics of the portfolio also shortened slightly.  The Company terminated $410 million in currently active and forward starting fixed payment interest rate swaps with 3.8 year average maturities and entered into $300 million in new forward starting fixed payment swaps with 5.0 year average maturities.  There was little change to near term and long term interest rate risk as a result of these changes.  The asset sensitivity to a two year 100 basis point upward interest rate ramp was 3.7% of net interest income based on sensitivity in the second year of a ramp scenario.  The Company expects to benefit initially from a gradual increase in interest rates in a future period as monetary policy is adjusted away from the sustained accommodation in recent years.  The liability sensitivity of a 200 basis point upward interest rate ramp was increased from 0.6% to 3.0% of net interest income in the second year.  The Company would expect to adjust its balance sheet composition to minimize any negative income impact in the anticipated environment of gradually rising short term rates further out in future periods.   The economic value of equity at risk in an upward 200 basis point scenario became slightly less sensitive, with the modeled liability sensitivity decreasing to 9% from 10%.  This sensitivity was expected to decrease further in the event that interest rates resulted in increased asset prepayment speed expectations.

ITEM 4.                                                CONTROLS AND PROCEDURES

a)  Disclosure controls and procedures.

The principal executive officers, including the principal financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.                                                LEGAL PROCEEDINGS

As of March 31, 2014, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

During the first quarter of 2014, the Company completed the acquisition and integration of 20 New York branches.  The Company continues to face risk factors relating to customer retention and successful conduct of these new operations as described in the Form 10-K.

In 2014, the Company promoted its Senior Vice President, Chief Accounting Officer to the position of Chief Financial Officer and it recruited a new Treasurer.  As noted in the Form 10-K, transitions in management introduce control risks to the operating environment.

Also in 2014, the Company initiated actions intended to result in charter changes for the Bank and the Company.  The Company expects to complete these changes in 2014.  The risk factors related to these events are further described in Item 1-A of Form 10-K.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No Company unregistered securities were sold during the quarter ended March 31, 2014.
(b)	Not applicable.
(c)	The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2014.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2014	—	$—	—	118,113
February 1-28, 2014	100,000	24.67	—	18,113
March 1-31, 2014	—	—	—	18,113
Total	100,000	$24.67	—	18,113

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (3)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (5)
10.3	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and George F. Bacigalupo (6)
10.4	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Josephine Iannelli (6)
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (7)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (8)
10.7	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M. Marotta (9)
10.8	Non-Competition and Consulting Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and J. Williar Dunlaevy, dated as of April 6, 2011 (10)
10.10	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (11)
10.11	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (12)
10.12	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (13)
10.13	Berkshire Bank 2013 Executive Short Term Incentive Plan (6)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of

2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on December 18, 2012.
(3)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(5)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(6)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 17, 2014.
(7)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(8)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(9)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(10)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-4 as filed on April 20, 2011, Registration No. 333-173404.
(11)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(12)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.
(13)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: May 12, 2014	By:	/s/ Michael P. Daly
Michael P. Daly
Chairman, President and Chief Executive Officer

Dated: May 12, 2014	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer