Form 10-Q
period 2014-06-30
BERKSHIRE HILLS BANCORP INC
filed 2014-08-11
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The Registrant had 25,167,129 shares of common stock, par value $0.01 per share, outstanding as of August 6, 2014.

BERKSHIRE HILLS BANCORP, INC.

FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2014	2013
Assets
Cash and due from banks	$81,642	$56,841
Short-term investments	31,236	18,698
Total cash and cash equivalents	112,878	75,539

Trading security	14,971	14,840
Securities available for sale, at fair value	1,080,668	760,048
Securities held to maturity (fair values of $44,359 and $45,764)	43,178	44,921
Federal Home Loan Bank stock and other restricted securities	59,479	50,282
Total securities	1,198,296	870,091

Loans held for sale, at fair value	20,185	15,840

Residential mortgages	1,397,231	1,384,274
Commercial real estate	1,579,500	1,417,120
Commercial and industrial loans	727,959	687,293
Consumer loans	745,613	691,836
Total loans	4,450,303	4,180,523
Less: Allowance for loan losses	(34,353)	(33,323)
Net loans	4,415,950	4,147,200

Premises and equipment, net	86,936	84,459
Other real estate owned	2,445	2,758
Goodwill	264,770	256,871
Other intangible assets	13,761	13,791
Cash surrender value of bank-owned life insurance policies	102,988	101,530
Deferred tax assets, net	37,911	50,711
Other assets	55,254	54,009
Total assets	$6,311,374	$5,672,799

Liabilities
Demand deposits	$794,574	$677,917
NOW deposits	416,879	353,612
Money market deposits	1,425,348	1,383,856
Savings deposits	478,770	431,496
Time deposits	1,362,992	1,001,648
Total deposits	4,478,563	3,848,529
Short-term debt	900,000	872,510
Long-term Federal Home Loan Bank advances	64,179	101,918
Subordinated borrowings	89,713	89,679
Total borrowings	1,053,892	1,064,107
Other liabilities	88,456	82,101
Total liabilities	5,620,911	4,994,737

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 26,525,466 shares issued and 25,115,138 shares outstanding in 2014; 26,525,466 shares issued and 25,036,169 shares outstanding in 2013)	265	265
Additional paid-in capital	585,340	587,247
Unearned compensation	(6,888)	(5,563)
Retained earnings	142,249	141,958
Accumulated other comprehensive income (loss)	4,276	(9,057)
Treasury stock, at cost (1,410,328 shares in 2014 and 1,489,297 shares in 2013)	(34,779)	(36,788)
Total stockholders’ equity	690,463	678,062
Total liabilities and stockholders’ equity	$6,311,374	$5,672,799

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest and dividend income
Loans	$42,309	$45,443	$84,803	$92,524
Securities and other	8,866	4,254	16,167	8,054
Total interest and dividend income	51,175	49,697	100,970	100,578
Interest expense
Deposits	4,478	5,052	9,199	10,415
Borrowings	2,368	3,541	4,676	7,122
Total interest expense	6,846	8,593	13,875	17,537
Net interest income	44,329	41,104	87,095	83,041
Non-interest income
Loan related income	1,846	2,644	3,094	5,361
Mortgage banking income	691	2,129	1,063	4,346
Deposit related fees	6,610	4,805	12,049	9,064
Insurance commissions and fees	2,460	2,407	5,509	5,404
Wealth management fees	2,294	2,070	4,843	4,334
Total fee income	13,901	14,055	26,558	28,509
Other	402	546	926	890
Gain on sale of securities, net	203	1,005	237	1,005
Loss on termination of hedges	—	—	(8,792)	—
Total non-interest income	14,506	15,606	18,929	30,404
Total net revenue	58,835	56,710	106,024	113,445
Provision for loan losses	3,989	2,700	7,385	5,100
Non-interest expense
Compensation and benefits	20,279	18,151	40,138	35,892
Occupancy and equipment	6,656	5,737	13,470	11,505
Technology and communications	3,800	3,480	7,578	6,471
Marketing and promotion	621	603	1,142	1,241
Professional services	1,024	1,764	2,176	3,254
FDIC premiums and assessments	1,029	890	2,038	1,718
Other real estate owned and foreclosures	33	284	556	307
Amortization of intangible assets	1,274	1,345	2,580	2,722
Acquisition, restructuring and conversion related expenses	190	775	6,491	5,839
Other	4,357	4,906	8,454	8,469
Total non-interest expense	39,263	37,935	84,623	77,418

Income before income taxes	15,583	16,075	14,016	30,927
Income tax expense	4,119	4,038	3,658	8,425
Net income	$11,464	$12,037	$10,358	$22,502

Earnings per share:
Basic	$0.46	$0.49	$0.42	$0.91
Diluted	$0.46	$0.48	$0.42	$0.90

Weighted average common shares outstanding:
Basic	24,715	24,779	24,707	24,863
Diluted	24,809	24,956	24,821	25,049

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013

Net income	$11,464	$12,037	$10,358	$22,502
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on securities available-for-sale	11,113	(13,431)	17,133	(12,698)
Changes in unrealized (loss) gain on derivative hedges	(3,267)	6,155	1,266	7,598
Changes in unrealized gain on terminated swaps	—	236	3,237	471
Income taxes related to other comprehensive income:
Changes in unrealized gain (loss) on securities available-for-sale	(4,261)	5,077	(6,481)	4,758
Changes in unrealized (loss) gain on derivative hedges	1,322	(2,481)	(510)	(3,057)
Changes in unrealized gain on terminated swaps	—	(95)	(1,312)	(303)
Total other comprehensive income (loss)	4,907	(4,539)	13,333	(3,231)
Total comprehensive income	$16,371	$7,498	$23,691	$19,271

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total

Balance at December 31, 2012	25,148	$265	$585,360	$(3,035)	$122,014	$(2,979)	$(34,360)	$667,265

Comprehensive income:
Net income	—	—	—	—	22,502	—	—	22,502
Other comprehensive loss	—	—	—	—	—	(3,231)	—	(3,231)
Total comprehensive income								19,271
Cash dividends declared ($0.36 per share)	—	—	—	—	(9,068)	—	—	(9,068)
Treasury stock purchased	(348)	—	—	—	—	—	(8,868)	(8,868)
Forfeited shares	(6)	—	10	140	—	—	(150)	—
Exercise of stock options	195	—	—	—	(2,518)	—	5,100	2,582
Restricted stock grants	155	—	(690)	(3,717)	—	—	4,407	—
Stock-based compensation	—	—	585	1,227	—	—	—	1,812
Net tax benefit related to stock-based compensation	—	—	1,150	—	—	—	—	1,150
Other, net	(48)	—	(14)	—	—	—	(1,160)	(1,174)
Balance at June 30, 2013	25,096	$265	$586,401	$(5,385)	$132,930	$(6,210)	$(35,031)	$672,970

Balance at December 31, 2013	25,036	$265	$587,247	$(5,563)	$141,958	$(9,057)	$(36,788)	$678,062

Comprehensive income:
Net income	—	—	—	—	10,358	—	—	10,358
Other comprehensive income	—	—	—	—	—	13,333	—	13,333
Total comprehensive income								23,691
Cash dividends declared ($0.18 per share)	—	—	—	—	(9,122)	—	—	(9,122)
Treasury stock purchased	(100)	—	—	—	—	—	(2,467)	(2,467)
Forfeited shares	(7)	—	(6)	156	—	—	(150)	—
Exercise of stock options	72	—	—	—	(945)	—	1,793	848
Restricted stock grants	130	—	44	(3,264)	—	—	3,220	—
Stock-based compensation	—	—	41	1,783	—	—	—	1,824
Net tax benefit related to stock-based compensation	—	—	(1,980)	—	—	—	—	(1,980)
Other, net	(16)	—	(6)	—	—	—	(387)	(393)
Balance at June 30, 2014	25,115	$265	$585,340	$(6,888)	$142,249	$4,276	$(34,779)	$690,463

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2014	2013

Cash flows from operating activities:
Net (loss) income	$10,358	$22,502
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,385	5,100
Net amortization of securities	1,008	739
Change in unamortized net loan costs and premiums	(1,008)	(2,890)
Premises and equipment depreciation and amortization expense	4,037	3,610
Stock-based compensation expense	1,824	1,812
Accretion of purchase accounting entries, net	(3,479)	(8,884)
Amortization of other intangibles	2,580	2,722
Write down of other real estate owned	160	—
Excess tax loss from stock-based payment arrangements	(93)	(1,150)
Income from cash surrender value of bank-owned life insurance policies	(1,458)	(1,394)
Gain on sales of securities, net	(237)	(1,005)
Net (increase) decrease in loans held for sale	(4,345)	21,267
Loss on disposition of assets	715	1,596
Loss (gain) on sale of real estate	170	(67)
Loss on termination of hedges	3,237	—
Net change in other	3,968	(938)
Net cash provided by operating activities	24,822	43,020

Cash flows from investing activities:
Net decrease in trading security	268	253
Proceeds from sales of securities available for sale	79,550	4,591
Proceeds from maturities, calls and prepayments of securities available for sale	68,342	66,176
Purchases of securities available for sale	(447,063)	(185,300)
Proceeds from maturities, calls and prepayments of securities held to maturity	2,764	2,493
Purchases of securities held to maturity	(1,021)	(1,073)
Net change in loans	(268,616)	120,860
Proceeds from sale of Federal Home Loan Bank stock	379	2,118
Purchase of Federal Home Loan Bank stock	(9,576)	—
Net investment in limited partnership tax credits	(2,884)	—
Proceeds from the sale of premises and equipment	1,756	—
Purchase of premises and equipment, net	(4,302)	(7,280)
Acquisitions, net of cash paid	423,416	—
Proceeds from sale of other real estate	799	1,472
Net cash (used in) provided by in investing activities	(156,188)	4,310

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Six Months Ended June 30,
(In thousands)	2014	2013

Cash flows from financing activities:
Net increase (decrease) in deposits	189,568	(283,650)
Proceeds from Federal Home Loan Bank advances and other borrowings	2,935,035	491,360
Repayments of Federal Home Loan Bank advances and other borrowings	(2,945,250)	(258,975)
Purchase of treasury stock	(2,467)	(8,868)
Exercise of stock options	848	2,582
Excess tax loss from stock-based payment arrangements	93	1,150
Common stock cash dividends paid	(9,122)	(9,068)
Net cash provided by (used in) financing activities	168,705	(65,469)

Net change in cash and cash equivalents	37,339	(18,139)

Cash and cash equivalents at beginning of year	75,539	98,244

Cash and cash equivalents at end of year	$112,878	$80,105

Supplemental cash flow information:
Interest paid on deposits	$9,177	$10,411
Interest paid on borrowed funds	5,533	7,018
Income taxes paid, net	71	978

Acquisition of non-cash assets and liabilities:
Assets acquired	18,064	—
Liabilities assumed	(441,550)	(919)

Other non-cash changes:
Other net comprehensive income (loss)	10,096	(3,231)
Real estate owned acquired in settlement of loans	816	2,189

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

Future Application of Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-11 related to repurchase-to-maturity transactions, repurchase financing and disclosures. The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

NOTE 2.               BRANCH ACQUISITION

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

On the acquisition date, the acquired branches had assets with a carrying value of approximately $8.9 million, including loans outstanding with a carrying value of approximately $4.5 million, as well as deposits with a carrying value of approximately $440.5 million. The results from the acquired branch operations are included in the Company’s Consolidated Statement of Income from the date of acquisition.

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

Direct acquisition and integration costs of the branch acquisition were expensed as incurred, and totaled $3.7 million during the six months ending June 30, 2014, and none during the same period of 2013.

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

The unaudited pro forma information, for the six months ended June 30, 2014 and 2013, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to additional investments and borrowing reductions as a result of the branch acquisition.  Direct acquisition and integration-related costs incurred by the Company during 2014 are reversed; as those expenses are assumed to have occurred prior to 2013.  Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities beyond investment of cash received from deposits, or anticipated cost-savings.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited)
	Six months ended June 30,
	2014	2013

Net interest income	$88,221	$86,428
Non-interest income	19,138	32,914
Net income	12,982	22,030

Pro forma earnings per share:
Basic	$0.53	$0.89
Diluted	$0.52	$0.88

NOTE 3.               TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $12.8 million and $13.1 million, and a fair value of $14.9 million and $14.8 million, at June 30, 2014 and December 31, 2013, respectively. As discussed further in Note 13 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at June 30, 2014.

NOTE 4. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Securities available for sale
Debt securities:
Municipal bonds and obligations	$133,188	$4,739	$(513)	$137,414
Government-guaranteed residential mortgage-backed securities	79,095	787	(159)	79,723
Government-sponsored residential mortgage-backed securities	796,407	5,956	(5,272)	797,091
Trust preferred securities	15,763	1,170	(1,276)	15,657
Other bonds and obligations	3,237	1	(73)	3,165
Total debt securities	1,027,690	12,653	(7,293)	1,033,050
Marketable equity securities	45,139	3,194	(715)	47,618
Total securities available for sale	1,072,829	15,847	(8,008)	1,080,668

Securities held to maturity
Municipal bonds and obligations	4,259	—	—	4,259
Government-sponsored residential mortgage-backed securities	71	3	—	74
Tax advantaged economic development bonds	38,509	1,377	(199)	39,687
Other bonds and obligations	339	—	—	339
Total securities held to maturity	43,178	1,380	(199)	44,359

Total	$1,116,007	$17,227	$(8,207)	$1,125,027

December 31, 2013
Securities available for sale
Debt securities:
Municipal bonds and obligations	$77,852	$1,789	$(1,970)	$77,671
Government-guaranteed residential mortgage-backed securities	78,885	544	(658)	78,771
Government-sponsored residential mortgage-backed securities	531,441	2,000	(10,783)	522,658
Corporate bonds	40,945	157	(1,822)	39,280
Trust preferred securities	16,927	1,249	(1,565)	16,611
Other bonds and obligations	3,250	—	(166)	3,084
Total debt securities	749,300	5,739	(16,964)	738,075
Marketable equity securities	20,042	2,266	(335)	21,973
Total securities available for sale	769,342	8,005	(17,299)	760,048

Securities held to maturity
Municipal bonds and obligations	4,244	—	—	4,244
Government-sponsored residential mortgage-backed securities	73	2	—	75
Tax advantaged economic development bonds	40,260	1,255	(414)	41,101
Other bonds and obligations	344	—	—	344
Total securities held to maturity	44,921	1,257	(414)	45,764

Total	$814,263	$9,262	$(17,713)	$805,812

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at June 30, 2014 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$—	$—	$1,423	$1,423
Over 1 year to 5 years	1,258	1,278	17,241	18,131
Over 5 years to 10 years	17,922	18,245	11,558	11,546
Over 10 years	133,008	136,713	12,885	13,185
Total bonds and obligations	152,188	156,236	43,107	44,285

Marketable equity securities	45,139	47,618	—	—
Residential mortgage-backed securities	875,502	876,814	71	74

Total	$1,072,829	$1,080,668	$43,178	$44,359

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2014

Securities available for sale
Debt securities:
Municipal bonds and obligations	$2	$401	$511	$12,503	$513	$12,904
Government-guaranteed residential mortgage-backed securities	43	11,313	116	4,437	159	15,750
Government-sponsored residential mortgage-backed securities	1,022	151,880	4,250	160,445	5,272	312,325
Trust preferred securities	—	—	1,276	2,288	1,276	2,288
Other bonds and obligations	1	53	72	2,937	73	2,990
Total debt securities	1,068	163,647	6,225	182,610	7,293	346,257

Marketable equity securities	472	17,514	243	2,757	715	20,271
Total securities available for sale	1,540	181,161	6,468	185,367	8,008	366,528

Securities held to maturity
Tax advantaged economic development bonds	—	—	199	7,932	199	7,932
Total securities held to maturity	—	—	199	7,932	199	7,932

Total	$1,540	$181,161	$6,667	$193,299	$8,207	$374,460

December 31, 2013

Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,657	$17,776	$313	$1,854	$1,970	$19,630
Government guaranteed residential mortgage-backed securities	658	35,631	—	—	658	35,631
Government-sponsored residential mortgage-backed securities	10,783	423,203	—	—	10,783	423,203
Corporate bonds	1,822	29,124	—	—	1,822	29,124
Trust preferred securities	—	—	1,565	2,039	1,565	2,039
Other bonds and obligations	166	3,082	—	—	166	3,082
Total debt securities	15,086	508,816	1,878	3,893	16,964	512,709

Marketable equity securities	117	1,653	218	1,782	335	3,435
Total securities available for sale	15,203	510,469	2,096	5,675	17,299	516,144

Securities held to maturity
Tax advantaged economic development bonds	57	9,429	357	7,901	414	17,330
Total securities held to maturity	57	9,429	357	7,901	414	17,330

Total	$15,260	$519,898	$2,453	$13,576	$17,713	$533,474

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2014, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2014:

AFS municipal bonds and obligations

At June 30, 2014, 19 of the total 193 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.8% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market.  At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk.  There were no material underlying credit downgrades during the second quarter of 2014.  All securities are performing.

AFS residential mortgage-backed securities

At June 30, 2014, 55 out of the total 240 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.6% of the amortized cost of securities in unrealized loss positions within the AFS portfolio. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the past quarter. All securities are performing.

AFS trust preferred securities

At June 30, 2014, 2 out of the total 5 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 35.8% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis. Of the 2 securities, 1 security is investment grade rated.  The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

At June 30, 2014, $1.1 million of the total unrealized losses was attributable to a $2.8 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security collateralized by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $1.4 million, for potential other-than-temporary-impairment (“OTTI”) at June 30, 2014 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $44 million in excess subordination above current and projected losses. The security is performing.

AFS other bonds and obligations

At June 30, 2014, 4 of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.4% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2014. All securities are performing.

HTM tax advantaged economic development bonds

At June 30, 2014, 1 of the total 7 securities in the Company’s portfolio of tax advantaged economic development bonds was in an unrealized loss position. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The Company has the intent of maintaining these bonds to recovery. These securities are performing.  The Company expects to receive all future cash flows associated with these securities.

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

At June 30, 2014, 9 out of the total 29 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 3.4% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at June 30, 2014.  As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from the acquisitions of the 20 acquired branches, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	June 30, 2014			December 31, 2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total

Residential mortgages:
1-4 family	$1,073,431	$305,595	$1,379,026	$1,027,737	$333,367	$1,361,104
Construction	17,162	1,043	18,205	18,158	5,012	23,170
Total residential mortgages	1,090,593	306,638	1,397,231	1,045,895	338,379	1,384,274

Commercial real estate:
Construction	165,276	6,824	172,100	125,247	13,770	139,017
Single and multi-family	89,684	61,420	151,104	63,493	64,827	128,320
Other commercial real estate	1,007,268	249,028	1,256,296	871,271	278,512	1,149,783
Total commercial real estate	1,262,228	317,272	1,579,500	1,060,011	357,109	1,417,120

Commercial and industrial loans:
Asset based lending	328,681	—	328,681	294,241	3,130	297,371
Other commercial and industrial loans	337,801	61,477	399,278	323,196	66,726	389,922
Total commercial and industrial loans	666,482	61,477	727,959	617,437	69,856	687,293

Total commercial loans	1,928,710	378,749	2,307,459	1,677,448	426,965	2,104,413

Consumer loans:
Home equity	240,301	69,708	310,009	232,677	74,154	306,831
Auto and other	297,010	138,594	435,604	213,171	171,834	385,005
Total consumer loans	537,311	208,302	745,613	445,848	245,988	691,836

Total loans	$3,556,614	$893,689	$4,450,303	$3,169,191	$1,011,332	$4,180,523

The carrying amount of the acquired loans at June 30, 2014 totaled $894 million.  These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $23 million (and a note balance of $41 million) and loans that were considered not impaired at the acquisition date with a carrying amount of $871 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

	Three Months Ended June 30,
(In thousands)	2014	2013
Balance at beginning of period	$3,154	$5,666
Sales	—	(301)
Reclassification from nonaccretable difference for loans with improved cash flows	39	—
Changes in expected cash flows that do not affect nonaccretable difference	(149)	—
Accretion	(604)	(2,037)
Balance at end of period	$2,440	$3,328

	Six months ended June 30,
(In thousands)	2014	2013
Balance at beginning of period	$2,559	$8,247
Acquisitions	—	—
Sales	—	(301)
Reclassification from nonaccretable difference for loans with improved cash flows	1,579	—
Changes in expected cash flows that do not affect nonaccretable difference	(149)	—
Accretion	(1,549)	(4,618)
Balance at end of period	$2,440	$3,328

The following is a summary of past due loans at June 30, 2014 and December 31, 2013:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2014
Residential mortgages:
1-4 family	$2,785	$169	$4,885	$7,839	$1,065,592	$1,073,431	$1,533
Construction	—	—	—	—	17,162	17,162	—
Total	2,785	169	4,885	7,839	1,082,754	1,090,593	1,533
Commercial real estate:
Construction	—	—	1,370	1,370	163,906	165,276	—
Single and multi-family	293	73	832	1,198	88,486	89,684	216
Other commercial real estate	2,567	1,486	9,204	13,257	994,011	1,007,268	1,721
Total	2,860	1,559	11,406	15,825	1,246,403	1,262,228	1,937
Commercial and industrial loans:
Asset based lending	—	—	—	—	328,681	328,681	—
Other commercial and industrial loans	271	41	3,730	4,042	333,759	337,801	123
Total	271	41	3,730	4,042	662,440	666,482	123
Consumer loans:
Home equity	490	—	1,284	1,774	238,527	240,301	303
Auto and other	700	35	344	1,079	295,931	297,010	14
Total	1,190	35	1,628	2,853	534,458	537,311	317
Total	$7,106	$1,804	$21,649	$30,559	$3,526,055	$3,556,614	$3,910

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2013
Residential mortgages:
1-4 family	$2,500	$623	$7,382	$10,505	$1,017,232	$1,027,737	$1,451
Construction	—	—	41	41	18,117	18,158	—
Total	2,500	623	7,423	10,546	1,035,349	1,045,895	1,451
Commercial real estate:
Construction	174	—	3,176	3,350	121,897	125,247	—
Single and multi-family	139	654	679	1,472	62,021	63,493	168
Other commercial real estate	622	4,801	6,912	12,335	858,936	871,271	865
Total	935	5,455	10,767	17,157	1,042,854	1,060,011	1,033
Commercial and industrial loans:
Asset based lending	—	—	—	—	294,241	294,241	—
Other commercial and industrial loans	1,136	386	1,477	2,999	320,197	323,196	42
Total	1,136	386	1,477	2,999	614,438	617,437	42
Consumer loans:
Home equity	732	54	1,655	2,441	230,236	232,677	572
Auto and other	524	231	390	1,145	212,026	213,171	142
Total	1,256	285	2,045	3,586	442,262	445,848	714
Total	$5,827	$6,749	$21,712	$34,288	$3,134,903	$3,169,191	$3,240

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2014
Residential mortgages:
1-4 family	$1,319	$801	$2,612	$4,732	$300,863	$305,595	$669
Construction	—	—	—	—	1,043	1,043	—
Total	1,319	801	2,612	4,732	301,906	306,638	669
Commercial real estate:
Construction	—	179	805	984	5,840	6,824	805
Single and multi-family	409	189	1,205	1,803	59,617	61,420	508
Other commercial real estate	782	—	4,578	5,360	243,668	249,028	2,161
Total	1,191	368	6,588	8,147	309,125	317,272	3,474
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	544	116	1,820	2,480	58,997	61,477	606
Total	544	116	1,820	2,480	58,997	61,477	606
Consumer loans:
Home equity	386	20	898	1,304	68,404	69,708	496
Auto and other	1,605	151	1,674	3,430	135,164	138,594	28
Total	1,991	171	2,572	4,734	203,568	208,302	524
Total	$5,045	$1,456	$13,592	$20,093	$873,596	$893,689	$5,273

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2013
Residential mortgages:
1-4 family	$1,891	$437	$2,577	$4,905	$328,462	$333,367	$805
Construction	134	32	625	791	4,221	5,012	501
Total	2,025	469	3,202	5,696	332,683	338,379	1,306
Commercial real estate:
Construction	—	—	805	805	12,965	13,770	805
Single and multi-family	350	188	1,335	1,873	62,954	64,827	512
Other commercial real estate	537	518	6,108	7,163	271,349	278,512	2,925
Total	887	706	8,248	9,841	347,268	357,109	4,242
Commercial and industrial loans:
Asset based lending	—	—	—	—	3,130	3,130	—
Other commercial and industrial loans	440	135	1,239	1,814	64,912	66,726	318
Total	440	135	1,239	1,814	68,042	69,856	318
Consumer loans:
Home equity	425	545	636	1,606	72,548	74,154	35
Auto and other	2,606	641	1,641	4,888	166,946	171,834	82
Total	3,031	1,186	2,277	6,494	239,494	245,988	117
Total	$6,383	$2,496	$14,966	$23,845	$987,487	$1,011,332	$5,983

The following is summary information pertaining to non-accrual loans at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$3,352	$1,943	$5,295	$5,931	$1,772	$7,703
Construction	—	—	—	41	123	164
Total	3,352	1,943	5,295	5,972	1,895	7,867

Commercial real estate:
Construction	1,370	—	1,370	3,176	—	3,176
Single and multi-family	616	697	1,313	511	823	1,334
Other commercial real estate	7,483	2,417	9,900	6,047	3,183	9,230
Total	9,469	3,114	12,583	9,734	4,006	13,740

Commercial and industrial loans:
Other commercial and industrial loans	3,607	1,214	4,821	1,434	921	2,355
Total	3,607	1,214	4,821	1,434	921	2,355

Consumer loans:
Home equity	981	402	1,383	1,083	602	1,685
Auto and other	330	1,646	1,976	249	1,559	1,808
Total	1,311	2,048	3,359	1,332	2,161	3,493

Total non-accrual loans	$17,739	$8,319	$26,058	$18,472	$8,983	$27,455

Loans evaluated for impairment as of June 30, 2014 and December 31, 2013 were as follows:

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
June 30, 2014
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$3,872	$21,572	$3,505	$304	$29,253
Collectively evaluated	1,086,721	1,240,656	662,977	537,007	3,527,361
Total	$1,090,593	$1,262,228	$666,482	$537,311	$3,556,614

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2013
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$6,237	$22,429	$1,380	$515	$30,561
Collectively evaluated for impairment	1,039,658	1,037,582	616,057	445,333	3,138,630
Total	$1,045,895	$1,060,011	$617,437	$445,848	$3,169,191

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
June 30, 2014
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$1,054	$5,315	$485	$—	$6,854
Collectively evaluated	305,584	311,957	60,992	208,302	886,835
Total	$306,638	$317,272	$61,477	$208,302	$893,689

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2013
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$1,568	$6,295	$367	$154	$8,384
Collectively evaluated for impairment	336,811	350,814	69,489	245,834	1,002,948
Total	$338,379	$357,109	$69,856	$245,988	$1,011,332

The following is a summary of impaired loans at June 30, 2014:

Business Activities Loans

	At June 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,338	$3,338	$—
Other commercial real estate loans	17,341	17,341	—
Commercial real esate - construction	1,370	1,370	—
Other commercial and industrial loans	566	566	—
Consumer - home equity	183	183	—
Consumer - other	121	121	—

With an allowance recorded:
Residential mortgages - 1-4 family	$477	$534	$57
Other commercial real estate loans	2,149	2,861	712
Other commercial and industrial loans	2,464	2,939	475

Total
Residential mortgages	$3,815	$3,872	$57
Commercial real estate	20,860	21,572	712
Commercial and industrial loans	3,030	3,505	475
Consumer	304	304	—
Total impaired loans	$28,009	$29,253	$1,244

Acquired Loans

	At June 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$604	$604	$—
Other commercial real estate loans	3,919	3,919	—
Other commercial and industrial loans	419	419	—

With an allowance recorded:
Residential mortgages - 1-4 family	$390	$450	$60
Other commercial real estate loans	1,090	1,396	306
Other commercial and industrial loans	46	66	20

Total
Residential mortgages	$994	$1,054	$60
Commercial real estate	5,009	5,315	306
Commercial and industrial loans	465	485	20
Total impaired loans	$6,468	$6,854	$386

The following is a summary of impaired loans at December 31, 2013:

Business Activities Loans

	At December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,406	$3,406	$—
Commercial real estate - construction	3,176	3,176	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	18,909	18,909	—
Other commercial and industrial loans	811	811	—
Consumer - home equity	270	270	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,926	$2,831	$905
Commercial real estate - construction	—	—	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	125	344	219
Other commercial and industrial loans	514	569	55
Consumer - home equity	142	245	103

Total
Residential mortgages	$5,332	$6,237	$905
Commercial real estate	22,210	22,429	219
Commercial and industrial loans	1,325	1,380	55
Consumer	412	515	103
Total impaired loans	$29,279	$30,561	$1,282

Acquired Loans

	At December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$381	$381	$—
Other commercial real estate loans	3,853	3,853	—
Other commercial and industrial loans	367	367	—

With an allowance recorded:
Residential mortgages - 1-4 family	$957	$1,187	$230
Other commercial real estate loans	1,954	2,442	488
Consumer - home equity	115	154	39

Total
Residential mortgages	$1,338	$1,568	$230
Other commercial real estate loans	5,807	6,295	488
Other commercial and industrial loans	367	367	—
Consumer - home equity	115	154	39
Total impaired loans	$7,627	$8,384	$757

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of June 30, 2014 and June 30, 2013:

Business Activities Loans

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$4,661	$99	$3,911	$52
Commercial real estate - construction	—	—	2,494	—
Commercial real estate - single and multifamily	17,308	312	—	—
Other commercial real estate loans	2,397	—	16,934	447
Commercial and industrial loans	583	14	539	11
Consumer - home equity	300	3	530	9
Consumer - other	123	2	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$482	$3	$2,731	$26
Commercial real estate - construction	—	—	1,938	—
Commercial real estate - single and multifamily	2,858	—	—	—
Other commercial real estate loans	—	—	8,062	91
Commercial and industrial loans	2,055	44	1,554	17
Consumer - home equity	—	—	931	1

Total
Residential mortgages	$5,143	$102	$6,642	$78
Commercial real estate	22,563	312	29,428	538
Commercial and industrial loans	2,638	58	2,093	28
Consumer loans	423	5	1,461	10
Total impaired loans	$30,767	$477	$39,624	$654

Acquired Loans

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$930	$5	$132	$1
Other commercial real estate loans	4,392	51	1,445	54
Commercial and industrial loans	537	8	—	—
Consumer - home equity	51	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$363	$1	$708	$4
Other commercial real estate loans	1,489	55	1,399	2
Commercial and industrial loans	68	3	181	—

Total
Residential mortgages	$1,293	$6	$840	$5
Other commercial real estate loans	5,881	106	2,844	56
Commercial and industrial loans	605	11	181	—
Consumer loans	51	—	—	—
Total impaired loans	$7,830	$123	$3,865	$61

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

The following tables include the recorded investment and number of modifications identified during the six months ended June 30, 2014 and for the six months ended June 30, 2013, respectively.  The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the six months ending June 30, 2014 were attributable to concessions granted as ordered by bankruptcy court, interest rate concessions and maturity date extensions.  The modifications for the six months ending June 30, 2013 were attributable to interest rate concessions and maturity date extensions.

	Modifications by Class
	Six months ending June 30, 2014
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	3	$369	$366
Commercial - Single and multifamily	1	623	623
Commercial - Other	6	4,804	4,804
	10	$5,796	$5,793

	Modifications by Class
	Six months ending June 30, 2013
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	5	$941	$941
Residential - Construction	1	320	320
Commercial - Single and multifamily	2	2,366	2,406
Commercial - Other	10	3,882	3,450
Commercial business - Other	4	100	100
	22	$7,609	$7,217

The following table discloses the recorded investment and number of modifications for TDRs within the last six months where a concession has been made, that then defaulted in the current reporting period.

	Modifications that Subsequently Defaulted
	Six months ending June 30, 2014
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial and industrial - Other	2	$158

	Modifications that Subsequently Defaulted
	Six months ending June 30, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	4	$224

The following table presents the Company’s TDR activity for the six months ended June 30, 2014 and June 30, 2013:

	Six months ending
	June 30,
(In thousands)	2014	2013
Balance at beginning of the period	$10,822	$4,626
Principal Payments	(960)	(37)
TDR Status Change (1)	(641)	(1,164)
Other Reductions (2)	99	(482)
Newly Identified TDRs	5,793	7,217
Balance at end of the period	$15,113	$10,160

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

NOTE 6.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013 was as follows:

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
June 30, 2014
Balance at beginning of period	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Charged-off loans	1,159	1,645	1,426	571	—	4,801
Recoveries on charged-off loans	64	6	22	177	—	269
Provision for loan losses	(299)	2,389	1,396	1,597	143	5,226
Balance at end of period	$5,543	$14,455	$5,165	$4,847	$211	$30,221
Individually evaluated for impairment	57	712	475	—	—	1,244
Collectively evaluated	5,486	13,743	4,690	4,847	211	28,977
Total	$5,543	$14,455	$5,165	$4,847	$211	$30,221

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
June 30, 2013
Balance at beginning of period	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Charged-off loans	836	2,015	694	600	—	4,145
Recoveries on charged-off loans	150	451	81	113	—	795
Provision for loan losses	389	777	376	1,919	117	3,578
Balance at end of period	$5,631	$18,076	$5,368	$2,898	$146	$32,119
Individually evaluated for impairment	302	1,812	903	295	—	3,312
Collectively evaluated	5,329	16,264	4,465	2,603	146	28,807
Total	$5,631	$18,076	$5,368	$2,898	$146	$32,119

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
June 30, 2014
Balance at beginning of period	$625	$2,339	$597	$235	$—	$3,796
Charged-off loans	723	495	176	638	—	2,032
Recoveries on charged-off loans	161	1	24	23	—	209
Provision for loan losses	599	246	624	690	—	2,159
Balance at end of period	$662	$2,091	$1,069	$310	$—	$4,132
Individually evaluated for impairment	60	306	20	—	—	386
Collectively evaluated	602	1,785	1,049	310	—	3,746
Total	$662	$2,091	$1,069	$310	$—	$4,132

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
June 30, 2013
Balance at beginning of period	$509	$390	$96	$314	$8	$1,317
Charged-off loans	422	682	134	574	—	1,812
Recoveries on charged-off loans	(4)	11	23	72	—	102
Provision for loan losses	435	706	112	519	(250)	1,522
Balance at end of period	$518	$425	$97	$331	$(242)	$1,129
Individually evaluated for impairment	70	29	—	—	—	99
Collectively evaluated	448	396	97	331	(242)	1,030
Total	518	425	97	331	(242)	1,129

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans.  At June 30, 2014, the allowance for loan losses related to acquired loans was $4.1 million using the above mentioned criteria.

The Company presented several tables within this footnote separately for business activity loans and acquired loans in order to distinguish the credit performance of the acquired loans from the business activity loans.

The following table presents the Company’s loans by risk rating at June 30, 2014 and December 31, 2013:

Business Activities Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Grade:
Pass	$1,068,377	$1,019,732	$17,162	$18,117	$1,085,539	$1,037,849
Special mention	169	623	—	—	169	623
Substandard	4,885	7,382	—	41	4,885	7,423
Total	$1,073,431	$1,027,737	$17,162	$18,158	$1,090,593	$1,045,895

Commercial Real Estate

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Grade:
Pass	$161,733	$120,071	$86,250	$59,636	$940,577	$800,672	$1,188,560	$980,379
Special mention	—	—	137	140	5,015	8,150	5,152	8,290
Substandard	3,543	5,176	3,297	3,717	61,603	61,807	68,443	70,700
Doubtful	—	—	—	—	73	642	73	642
Total	$165,276	$125,247	$89,684	$63,493	$1,007,268	$871,271	$1,262,228	$1,060,011

Commercial and Industrial Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Grade:
Pass	$328,681	$294,241	$326,244	$313,984	$654,925	$608,225
Special mention	—	—	1,266	884	1,266	884
Substandard	—	—	10,291	7,725	10,291	7,725
Doubtful	—	—	—	603	—	603
Total	$328,681	$294,241	$337,801	$323,196	$666,482	$617,437

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Performing	$239,017	$231,594	$296,630	$212,922	$535,647	$444,516
Nonperforming	1,284	1,083	380	249	1,664	1,332
Total	$240,301	$232,677	$297,010	$213,171	$537,311	$445,848

Acquired Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Grade:
Pass	$302,182	$330,353	$1,043	$1,081	$303,225	$331,434
Special mention	801	437	—	—	801	437
Substandard	2,612	2,577	—	3,931	2,612	6,508
Total	$305,595	$333,367	$1,043	$5,012	$306,638	$338,379

Commercial Real Estate

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Grade:
Pass	$4,211	$7,154	$48,043	$46,961	$227,566	$254,787	$279,820	$308,902
Special mention	342	—	827	4,799	6,796	9,034	7,965	13,833
Substandard	2,271	6,616	12,550	13,067	14,666	14,691	29,487	34,374
Total	$6,824	$13,770	$61,420	$64,827	$249,028	$278,512	$317,272	$357,109

Commercial and Industrial Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Grade:
Pass	$—	$3,130	$54,037	$59,615	$54,037	$62,745
Special mention	—	—	3,156	2,396	3,156	2,396
Substandard	—	—	4,284	4,715	4,284	4,715
Total	$—	$3,130	$61,477	$66,726	$61,477	$69,856

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Performing	$68,791	$73,552	$136,769	$170,275	$205,560	$243,827
Nonperforming	917	602	1,825	1,559	2,742	2,161
Total	$69,708	$74,154	$138,594	$171,834	$208,302	$245,988

The following table summarizes information about total loans rated Special Mention or lower as of June 30, 2014 and December 31, 2013. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	June 30, 2014			December 31, 2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$17,739	$8,319	$26,058	$18,472	$8,983	$27,455
Substandard Accruing	67,583	30,635	98,218	70,667	38,891	109,558
Total Classified	85,322	38,954	124,276	89,139	47,874	137,013
Special Mention	6,621	12,094	18,715	10,081	17,853	27,934
Total Criticized	$91,943	$51,048	$142,991	$99,220	$65,727	$164,947

NOTE 7.                                              DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2014	December 31, 2013
Time less than $100,000	$525,297	$490,902
Time $100,000 or more	837,695	510,746
Total time deposits	$1,362,992	$1,001,648

Included in time deposits are brokered deposits of $286.0 million and $23.4 million at June 30, 2014 and December 31, 2013, respectively.  Also included are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $30.5 million at June 30, 2014.  There were no CDARS deposits at December 31, 2013.

NOTE 8.                                              BORROWED FUNDS

Borrowed funds at June 30, 2014 and December 31, 2013 are summarized, as follows:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
(dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$900,000	0.21%	$862,510	0.22%
Other Borrowings	—	—	10,000	1.92
Total short-term borrowings:	900,000	0.21	872,510	0.24
Long-term borrowings:
Advances from the FHLBB	64,179	0.94	101,918	1.23
Subordinated borrowings	74,249	7.00	74,215	7.00
Junior subordinated borrowings	15,464	2.08	15,464	2.09
Total long-term borrowings:	153,892	3.98	191,597	3.53
Total	$1,053,892	0.76%	$1,064,107	0.83%

The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended June 30, 2014 and December 31, 2013.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended June 30, 2014 and December 31, 2013.

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at June 30, 2014 include callable advances totaling $5.0 million, and amortizing advances totaling $5.4 million.  The advances outstanding at December 31, 2013 include callable advances totaling $5.0 million, and amortizing advances totaling $5.5 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Fixed rate advances maturing:
2014	$902,388	0.21%	$882,525	0.28%
2015	50,000	0.29	—	—
2016	1,551	0.85	1,583	0.79
2017	5,000	4.33	5,000	4.33
2018 and beyond	5,240	3.84	5,320	3.83
Total fixed rate advances	$964,179	0.26%	$894,428	0.35%

Variable rate advances maturing:
2014	$—	—%	$10,000	0.32%
2015	—	—	20,000	0.30
2016	—	—	10,000	0.30
2017	—	—	—	—
2018 and beyond	—	—	30,000	0.30
Total variable rate advances	$—	—%	$70,000	0.30%
Total FHLBB advances	$964,179	0.26%	$964,428	0.32%

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 511.3 basis points.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.08% and 2.09% at June 30, 2014 and December 31, 2013, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 9.                                              STOCKHOLDERS’ EQUITY

The Bank’s actual and required capital ratios were as follows:

			FDIC Minimum
	June 30, 2014	December 31, 2013	to be Well Capitalized

Total capital to risk weighted assets	11.0%	11.6%	10.0%

Tier 1 capital to risk weighted assets	9.5	10.0	6.0

Tier 1 capital to average assets	7.3	8.0	5.0

At each date shown, Berkshire Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	June 30, 2014	December 31, 2013
Other accumulated comprehensive income (loss), before tax:
Net unrealized holding gain (loss) on AFS securities	$7,839	$(9,294)
Net loss on effective cash flow hedging derivatives	(1,023)	(2,289)
Net loss on terminated swap	—	(3,237)
Net unrealized holding gain on pension plans	17	17

Income taxes related to items of accumulated other comprehensive income (loss):
Net unrealized holding gain (loss) on AFS securities	(2,963)	3,518
Net loss on effective cash flow hedging derivatives	413	923
Net loss on terminated swap	—	1,312
Net unrealized holding gain on pension plans	(7)	(7)
Accumulated other comprehensive income (loss)	$4,276	$(9,057)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2014 and June 30, 2013:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2014
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$11,316	$(4,344)	$6,972
Less: reclassification adjustment for (gains) realized in net income	(203)	83	(120)
Net unrealized holding gain on AFS securities	11,113	(4,261)	6,852

Net loss on cash flow hedging derivatives:
Net unrealized (losses) arising during the period	(3,267)	1,322	(1,945)
Less: reclassification adjustment for losses realized in net income	—	—	—
Net gain on cash flow hedging derivatives	(3,267)	1,322	(1,945)

Other Comprehensive Income	$7,846	$(2,939)	$4,907

Three Months Ended June 30, 2013
Net unrealized holding loss on AFS securities:
Net unrealized (loss) arising during the period	$(12,427)	$4,672	$(7,755)
Less: reclassification adjustment for losses realized in net income	(1,004)	405	(599)
Net unrealized holding loss on AFS securities	(13,431)	5,077	(8,354)

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	5,256	(2,118)	3,138
Less: reclassification adjustment for losses realized in net income	899	(363)	536
Net gain on cash flow hedging derivatives	6,155	(2,481)	3,674

Net gain on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	236	(95)	141
Net gain on terminated swap	236	(95)	141

Other Comprehensive Loss	$(7,040)	$2,501	$(4,539)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2014
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$17,370	$(6,576)	$10,794
Less: reclassification adjustment for (gains) realized in net income	(237)	95	(142)
Net unrealized holding gain on AFS securities	17,133	(6,481)	10,652

Net loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(4,127)	1,691	$(2,436)
Less: reclassification adjustment for losses realized in net income	5,393	(2,201)	3,192
Net gain on cash flow hedging derivatives	1,266	(510)	756

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	3,237	(1,312)	1,925
Net loss on terminated swap	3,237	(1,312)	1,925
Other Comprehensive Income	$21,636	$(8,303)	$13,333

Six Months Ended June 30, 2013
Net unrealized holding loss on AFS securities:
Net unrealized (loss) arising during the period	$(11,694)	$4,353	$(7,341)
Less: reclassification adjustment for (gains) realized in net income	(1,004)	405	(599)
Net unrealized holding loss on AFS securities	(12,698)	4,758	(7,940)

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	5,687	(2,285)	3,402
Less: reclassification adjustment for losses realized in net income	1,911	(772)	1,139
Net gain on cash flow hedging derivatives	7,598	(3,057)	4,541

Net gain on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	471	(303)	168
Net gain on terminated swap	471	(303)	168

Other Comprehensive Loss	$(4,629)	$1,398	$(3,231)

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and six months ended June 30, 2014 and June 30, 2013:

	Net unrealized	Net loss on	Net loss	Net unrealized
	holding (loss) gain	effective cash	on	holding loss
	on AFS	flow hedging	terminated	on
(in thousands)	Securities	derivatives	swap	pension plans	Total
Three Months Ended June 30, 2014
Balance at Beginning of Period	$(1,976)	$1,335	$—	$10	$(631)
Other Comprehensive Loss Before reclassifications	6,972	(1,945)	—	—	5,027
Amounts Reclassified from Accumulated other comprehensive income	(120)	—	—	—	(120)
Total Other Comprehensive Income	6,852	(1,945)	—	—	4,907
Balance at End of Period	$4,876	$(610)	$—	$10	$4,276

Three Months Ended June 30, 2013
Balance at Beginning of Period	$7,124	$(5,690)	$(2,350)	$(755)	$(1,671)
Other Comprehensive Loss Before reclassifications	(7,755)	3,138	—	—	(4,617)
Amounts Reclassified from Accumulated other comprehensive income	(599)	536	141	—	78
Total Other Comprehensive Income	(8,354)	3,674	141	—	(4,539)
Balance at End of Period	$(1,230)	$(2,016)	$(2,209)	$(755)	$(6,210)

Six Months Ended June 30, 2014
Balance at Beginning of Period	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)
Other Comprehensive Loss Before reclassifications	10,794	(2,436)	—	—	8,358
Amounts Reclassified from Accumulated other comprehensive income	(142)	3,192	1,925	—	4,975
Total Other Comprehensive Income	10,652	756	1,925	—	13,333
Balance at End of Period	$4,876	$(610)	$—	$10	$4,276

Six Months Ended June 30, 2013
Balance at Beginning of Period	$6,710	$(6,557)	$(2,377)	$(755)	$(2,979)
Other Comprehensive Loss Before reclassifications	(7,341)	3,402	—	—	(3,939)
Amounts Reclassified from Accumulated other comprehensive income	(599)	1,139	168	—	708
Total Other Comprehensive Income	(7,940)	4,541	168	—	(3,231)
Balance at End of Period	$(1,230)	$(2,016)	$(2,209)	$(755)	$(6,210)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and June 30, 2013:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(in thousands)	2014	2013	is Presented
Realized (gains) on AFS securities:
	$(203)	$(1,004)	Non-interest income
	83	405	Tax expense
	(120)	(599)	Net of tax

Realized losses on cash flow hedging derivatives:
	—	899	Non-interest income
	—	(363)	Tax expense
	—	536	Net of tax

Amortization of realized gains on terminated swap:
	—	236	Non-interest income
	—	(95)	Tax expense
	—	141	Net of tax
Total reclassifications for the period	$(120)	$78	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement Where Net Income
(in thousands)	2014	2013	Is Presented
Realized (gains) on AFS securities:
	$(237)	$(1,004)	Non-interest income
	95	405	Tax expense
	(142)	(599)	Net of tax

Realized losses on cash flow hedging derivatives:
	5,393	1,911	Interest income
	(2,201)	(772)	Tax expense
	3,192	1,139	Net of tax

Amortization of realized gains on terminated swap:
	3,237	471	Interest income
	(1,312)	(303)	Tax expense
	1,925	168	Net of tax
Total reclassifications for the period	$4,975	$708	Net of tax

NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013

Net income	$11,464	$12,037	$10,358	$22,502

Average number of common shares issued	26,525	26,525	26,525	26,525
Less: average number of treasury shares	1,417	1,427	1,421	1,344
Less: average number of unvested stock award shares	393	319	397	318
Average number of basic common shares outstanding	24,715	24,779	24,707	24,863
Plus: dilutive effect of unvested stock award shares	44	59	55	68
Plus: dilutive effect of stock options outstanding	50	118	59	118
Average number of diluted common shares outstanding	24,809	24,956	24,821	25,049

Earnings per share:
Basic	$0.46	$0.49	$0.42	$0.91
Diluted	$0.46	$0.48	$0.42	$0.90

For the six months ended June 30, 2014, 342 thousand shares of restricted stock and 305 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the six months ended June 30, 2013, 252 thousand shares of restricted stock and 365 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2014 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2013	334	$23.26	442	$20.41
Granted	130	25.05	—	—
Stock options exercised	—	—	(72)	11.76
Stock awards vested	(66)	22.81	—	—
Forfeited	(7)	23.48	—	—
Expired	—	—	(69)	36.65
Balance, June 30, 2014	391	$24.33	301	$20.17
Exercisable options, June 30, 2014			301	$20.20

During the six months ended June 30, 2014 and 2013, proceeds from stock option exercises totaled $848 thousand and totaled $2.6 million, respectively.  During the six months ended June 30, 2014, there were 66 thousand shares issued in connection with vested stock awards.  During the six months ended June 30, 2013, there were 74 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $1.8 million during the six months ended June 30, 2014 and the six months ended June 30, 2013.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

NOTE 12. OPERATING SEGMENTS

The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp, Inc.  Banking includes the activities of the Bank and its subsidiaries, which provide retail and commercial banking, along with wealth management and investment services.  Insurance includes the activities of Berkshire Insurance Group, Inc. (“BIG”), which provides retail and commercial insurance services.  The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp, Inc. Management fees for corporate services provided by the Bank to BIG and the Parent are eliminated.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended June 30, 2014
Net interest income (expense)	$45,244	$—	$(915)	$—	$44,329
Provision for loan losses	3,989	—	—	—	3,989
Non-interest income	12,046	2,460	12,272	(12,272)	14,506
Non-interest expense	36,970	1,887	406	—	39,263
Income before income taxes	16,331	573	10,951	(12,272)	15,583
Income tax expense (benefit)	4,409	223	(513)	—	4,119
Net income	$11,922	$350	$11,464	$(12,272)	$11,464

Average assets (in millions)	$6,111	$27	$744	$(736)	$6,146

Three months ended June 30, 2013
Net interest income	$42,086	$—	$7,018	$(8,000)	$41,104
Provision for loan losses	2,700	—	—	—	2,700
Non-interest income	13,204	2,402	5,026	(5,026)	15,606
Non-interest expense	35,267	2,038	630	—	37,935
Income before income taxes	17,323	364	11,414	(13,026)	16,075
Income tax expense (benefit)	4,503	158	(623)	—	4,038
Net income	$12,820	$206	$12,037	$(13,026)	$12,037

Average assets (in millions)	$5,175	$27	$746	$(749)	$5,199

Six months ended June 30, 2014
Net interest income	$88,954	$—	$(1,859)	$—	$87,095
Provision for loan losses	7,385	—	—	—	7,385
Non-interest income	13,420	5,509	12,020	(12,020)	18,929
Non-interest expense	79,543	4,209	871	—	84,623
Income before income taxes	15,446	1,300	9,290	(12,020)	14,016
Income tax expense (benefit)	4,217	509	(1,068)	—	3,658
Net income	$11,229	$791	$10,358	$(12,020)	$10,358

Average assets (in millions)	$5,971	$26	$733	$(732)	$5,998

Six months ended June 30, 2013
Net interest income (expense)	$84,989	$—	$13,052	$(15,000)	$83,041
Provision for loan losses	5,100	—	—	—	5,100
Non-interest income	25,022	5,382	9,490	(9,490)	30,404
Non-interest expense	71,956	4,171	1,291	—	77,418
Income before income taxes	32,955	1,211	21,251	(24,490)	30,927
Income tax expense (benefit)	9,208	468	(1,251)	—	8,425
Net income	$23,747	$743	$22,502	$(24,490)	$22,502

Average assets (in millions)	$5,189	$27	$751	$(758)	$5,208

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2014, the Company held derivatives with a total notional amount of $911.9 million.  That amount included $300.0 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $571.5 million and $40.4 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value.  Economic hedges included interest rate swaps totaling $518.6 million, and $52.9 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2014.

The Company pledged collateral to derivative counterparties in the form of cash totaling $1.8 million and securities with an amortized cost of $24.4 million and a fair value of $24.8 million as of June 30, 2014. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at June 30, 2014, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	4.8	0.00%	2.29%	$(1,022)
Total cash flow hedges	300,000				(1,022)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,827	15.4	0.52%	5.09%	(2,322)
Interest rate swaps on loans with commercial loan customers	252,874	5.9	2.34%	4.58%	(9,193)
Reverse interest rate swaps on loans with commercial loan customers	252,874	5.9	4.58%	2.34%	9,222
Forward sale commitments	52,922	0.2			(561)
Total economic hedges	571,497				(2,854)

Non-hedging derivatives:
Interest rate lock commitments	40,391	0.2			660
Total non-hedging derivatives	40,391				660

Total	$911,888				$(3,216)

Information about derivative assets and liabilities at December 31, 2013, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$150,000	2.5	0.25%	2.61%	$(3,102)
Forward-starting interest rate swaps on FHLBB borrowings	260,000	4.5	—	1.88%	1,015
Interest rate swaps on junior subordinated notes	15,000	0.4	2.09%	5.54%	(203)
Total cash flow hedges	425,000				(2,290)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,095	15.9	0.54%	5.09%	(1,889)
Interest rate swaps on loans with commercial loan customers	206,933	5.4	2.44%	4.68%	(6,278)
Reverse interest rate swaps on loans with commercial loan customers	206,933	5.4	4.68%	2.44%	6,286
Forward sale commitments	32,911	0.2			261
Total economic hedges	459,872				(1,620)

Non-hedging derivatives:
Interest rate lock commitments	20,199	0.2			258
Total non-hedging derivatives	20,199				258

Total	$905,071				$(3,652)

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

The Company has entered into six forward-starting interest rate swap contracts with a combined notional value of $300.0 million as of June 30, 2014.  The six forward starting swaps will become effective in 2016.  All have durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(3,343)	$5,131	$(4,127)	$5,437

Reclassification of unrealized (loss) gain from accumulated other comprehensive loss to interest expense	—	899	—	1,910

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for termination of swaps	—	236	8,630	472

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	—	(95)	(3,611)	(303)

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	1,352	(2,433)	1,666	(2,955)

Interest rate swaps on junior subordinated debentures:
Unrealized loss recognized in accumulated other comprehensive loss	—	(4)	(1)	(5)

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	75	129	204	256

Net tax expense on items recognized in accumulated other comprehensive loss	(29)	(48)	(80)	(102)
Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(1,945)	$3,815	$2,681	$4,710

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$—	$1,076	$—	$2,319
Net interest expense recognized in interest expense on junior subordinated notes	$75	$129	$204	$256

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three and six months ended June 30, 2014 and 2013.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company does not anticipate any such reclassifications.

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

Economic hedges

As of June 30, 2014, the Company has an interest rate swap with a $12.8 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $28.4 thousand as of June 30, 2014.  The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss) gain recognized in other non-interest income	$(350)	$665	$(731)	$772

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	(1,919)	4,996	(1,732)	6,550

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	1,919	(4,996)	1,732	(6,550)

Favorable change in credit valuation adjustment recognized in other non-interest income	4	259	11	337

Forward Commitments:
Unrealized loss recognized in other non-interest income	(561)	4,913	(669)	4,363
Realized loss in other non-interest income	(177)	517	(341)	1,572

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	660	(1,507)	1,037	1,251
Realized gain in other non-interest income	$769	$2,758	$1,035	$3,998

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its commercial banking counterparties totaling $9.4 million and $7.8 million as of June 30, 2014 and December 31, 2013, respectively.  The Company had net liability positions with its financial institution counterparties totaling $12.6 million and $11.2 million as of June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014, the Company also had a net liability position of $144 thousand with its commercial banking counterparties as compared to a $720 thousand liability at December 31, 2013.  The collateral posted by the Company that covered liability positions was $12.6 million and $11.2 million as of June 30, 2014 and December 31, 2013, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of June 30, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	9,368	(2)	9,366	—	—	9,366
Total	$9,368	$(2)	$9,366	$—	$—	$9,366

Offsetting of Financial Liabilities and Derivative Liabilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of June 30, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$(12,738)	$170	$(12,568)	$10,868	$1,700	$—
Commercial counterparties	(144)	—	(144)	—	—	(144)
Total	$(12,882)	$170	$(12,712)	$10,868	$1,700	$(144)

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	7,799	—	7,799	—	—	7,799
Total	$7,799	$—	$7,799	$—	$—	$7,799

Offsetting of Financial Liabilities and Derivative Liabilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$(13,157)	$1,913	$(11,244)	$9,544	$1,700	$—
Commercial counterparties	(720)	—	(720)	—	—	(720)
Total	$(13,877)	$1,913	$(11,964)	$9,544	$1,700	$(720)

NOTE 14. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,971	$14,971
Available-for-sale securities:
Municipal bonds and obligations	—	137,414	—	137,414
Governmentguaranteed residential mortgage-backed securities	—	79,723	—	79,723
Government-sponsored residential mortgage-backed securities	—	797,091	—	797,091
Trust preferred securities	—	14,236	1,421	15,657
Other bonds and obligations	—	3,165	—	3,165
Marketable equity securities	46,465	357	796	47,618
Loans held for sale	—	20,185	—	20,185
Derivative assets	—	9,538	660	10,198
Derivative liabilities	398	12,917	163	13,478

	December 31, 2013
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,840	$14,840
Available-for-sale securities:
Municipal bonds and obligations	—	77,671	—	77,671
Government guaranteed residential mortgage-backed securities	—	78,771	—	78,771
Government-sponsored residential mortgage-backed securities	—	522,658	—	522,658
Corporate bonds	—	39,280	—	39,280
Trust preferred securities	—	15,372	1,239	16,611
Other bonds and obligations	—	3,084	—	3,084
Marketable equity securities	20,891	357	725	21,973
Loans Held for Sale	—	15,840	—	15,840
Derivative assets	242	7,799	277	8,318
Derivative liabilities	—	11,964	—	11,964

There were no transfers between levels during the six months ended June 30, 2014 or 2013.

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

			Aggregate Fair Value
June 30, 2014	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$20,185	$19,519	$666

			Aggregate Fair Value
December 31, 2013	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$15,840	$15,641	$199

The changes in fair value of loans held for sale for the three and six months ended June 30, 2014, were gains of $427 thousand and $467 thousand, respectively.  The changes in fair value of loans held for sale were losses of $2.9 million and $3.9 million for the three and six months ended June 30, 2013.  The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and June 30, 2013.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended June 30, 2014
Balance as of March 31, 2014	$14,923	$2,046	$377	$(96)
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	181	—	1,075	(67)
Unrealized gain included in accumulated other comprehensive loss	—	171	—	—
Paydown of trading security	(133)	—	—	—
Transfers to held for sale loans	—	—	(792)	—
Balance as of June 30, 2014	$14,971	$2,217	$660	$(163)

Six Months Ended June 30, 2014
Balance as of December 31, 2013	$14,840	$1,964	$258	$19
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	399	—	1,794	(182)
Unrealized gain included in accumulated other comprehensive loss	—	253	—	—
Paydown of trading account security	(268)	—	—	—
Transfers to held for sale loans	—	—	(1,392)	—
Balance as of June 30, 2014	$14,971	$2,217	$660	$(163)

Unrealized gains (losses) relating to instruments still held at June 30, 2014	$2,144	$(1,118)	$660	$(163)

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended June 30, 2013
Balance as of March 31, 2013	$16,485	$1,668	$2,758	$(517)
Greenpark Acquisition	—	—	—	—
Unrealized (loss) gain recognized in other non-interest income	(793)	—	(699)	1,920
Unrealized loss included in accumulated other comprehensive loss	—	151	—	—
Paydown of trading security	(128)	—	—	—
Transfers to held for sale loans	—	—	(3,566)	—
Balance as of June 30, 2013	$15,564	$1,819	$(1,507)	$1,403

Six Months Ended June 30, 2013
Balance as of December 31, 2012	$16,893	$885	$6,258	$(1,055)
Greenpark Acquisition	—	770	—	—
Unrealized (loss) gain recognized in other non-interest income	(1,073)	—	3,300	2,458
Unrealized loss included in accumulated other comprehensive loss	—	164	—	—
Paydown of trading account security	(256)	—	—	—
Transfers to held for sale loans	—	—	(11,065)	—
Balance as of June 30, 2013	$15,564	$1,819	$(1,507)	$1,403

Unrealized gains (losses) relating to instruments still held at June 30, 2013	$2,211	$(1,554)	$(1,507)	$1,403

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable
(In thousands)	June 30, 2014	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Trading Security	$14,971	Discounted Cash Flow	Discount Rate	2.92%

Trust Preferred Securities	2,217	Discounted Cash Flow	Discount Rate	15.03%
			Credit Spread	11.85%

Forward Commitments	(163)	Historical Trend	Closing Ratio	91.77%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	660	Historical Trend	Closing Ratio	91.77%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$17,685

	Fair Value			Significant Unobservable
(In thousands)	December 31, 2013	Valuation Techniques	Unobservable Inputs	Input Value
Assets (Liabilities)
Trading Security	$14,840	Discounted Cash Flow	Discount Rate	3.39%

Trust Preferred Securities	1,964	Discounted Cash Flow	Discount Rate	13.17%
			Credit Spread	9.45%

Forward Commitments	19	Historical Trend	Closing Ratio	94.83%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	258	Historical Trend	Closing Ratio	94.83%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$17,081

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	June 30, 2014	December 31, 2013	Three months ended June 30, 2014
	Level 3	Level 3	Total
(In thousands)	Inputs	Inputs	Gains (Losses)
Assets
Impaired loans	$5,862	$5,542	$320
Capitalized mortgage servicing rights	3,867	4,112	—
Other real estate owned	2,445	2,995	(170)

Total	$12,174	$12,649	$150

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands)	June 30, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$5,862	Fair value of collateral	Loss severity	0.10% to 100.0% (58.32%)
			Appraised value	$0 to $774.0 $(475.9)

Capitalized mortgage servicing rights	3,867	Discounted cash flow	Constant prepayment rate (CPR)	7.34% to 18.58% (8.80%)
			Discount rate	10.00% to 13.00% (10.39%)

Other real estate owned	2,445	Fair value of collateral	Appraised value	$0 to $774.0 $(449.5)
Total	$12,174

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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2014 and December 31, 2013.

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

	June 30, 2014
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$81,642	$81,642	$81,642	$—	$—
Trading security	14,971	14,971	—	—	14,971
Securities available for sale	1,080,668	1,080,668	46,465	1,031,986	2,217
Securities held to maturity	43,178	44,359	—	—	44,359
Restricted equity securities	59,479	59,479	—	59,479	—
Net loans	4,415,950	4,469,300	—	—	4,469,300
Loans held for sale	20,185	20,185	—	20,185	—
Accrued interest receivable	16,126	16,126	—	16,126	—
Cash surrender value of bank-owned life insurance policies	102,988	102,988	—	102,988	—
Derivative assets	10,198	10,198	—	9,538	660
Assets held for sale	2,120	2,120	—	2,120	—

Financial Liabilities

Total deposits	$4,478,563	$4,478,880	$—	$4,478,880	$—
Short-term debt	900,000	900,126	—	900,126	—
Long-term Federal Home Loan Bank advances	64,179	65,909	—	65,909	—
Subordinated borrowings	89,713	88,070	—	88,070	—
Derivative liabilities	13,478	13,478	398	12,917	163
Liabilities held for sale	24,171	24,171	—	24,171	—

	December 31, 2013
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$75,539	$75,539	$75,539	$—	$—
Trading security	14,840	14,840	—	—	14,840
Securities available for sale	760,048	760,048	20,891	737,193	1,964
Securities held to maturity	44,921	45,764	—	—	45,764
Restricted equity securities	50,282	50,282	—	50,282	—
Net loans	4,147,200	4,154,663	—	—	4,154,663
Loans held for sale	15,840	15,840	—	15,840	—
Accrued interest receivable	15,072	15,072	—	15,072	—
Cash surrender value of bank-owned life insurance policies	101,530	101,530	—	101,530	—
Derivative assets	8,318	8,318	242	7,799	277
Assets held for sale	3,969	3,969	—	3,969	—

Financial Liabilities

Total deposits	$3,848,529	$3,848,926	$—	$3,848,926	$—
Short-term debt	872,510	872,545	—	872,545	—
Long-term Federal Home Loan Bank advances	101,918	103,660	—	103,660	—
Subordinated borrowings	89,679	87,882	—	87,882	—
Derivative liabilities	11,964	11,964	—	11,964	—
Liabilities held for sale	24,834	24,834	—	24,834	—

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

NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and six months ended June 30, 2014 and June 30, 2013, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net interest income	$44,329	$41,104	$87,095	$83,041
Provision for loan losses	3,989	2,700	7,385	5,100
Net interest income after provision for loan losses	$40,340	$38,404	$79,710	$77,941

NOTE 16. SUBSEQUENT EVENTS

As disclosed previously by the Company through Form 8-K, on July 11, 2014 the Bank converted its charter from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company, under which the Bank will operate as a commercial bank. Concurrent with the Bank’s charter conversion, the Company changed its holding company status from a savings and loan holding company to a bank holding company.  Additionally, the Company has opted for “financial holding company” status as a bank holding company.

Due to these changes, the Bank will have greater flexibility with respect to future commercial lending, since the Bank will no longer be required to comply with the “Qualified Thrift Lender” test applicable to thrifts.

The Bank will continue to be supervised by the Massachusetts Division of Banks and the Federal Deposit Insurance Corporation (“FDIC”). The Company is a Delaware corporation and continues to be supervised by the Board of Governors of the Federal Reserve System. The Bank’s conversion to a commercial bank charter and the Company’s change in holding company status are internal corporate transactions that the Company and Bank expect will have no significant impact on the business or operations of the Company and the Bank. None of the Bank’s products or services will be discontinued or changed as a result of the Bank’s charter conversion and the Company’s change in holding company status.

Also on July 11, 2014, the Bank ended its membership in the Depositors Insurance Fund (“DIF”), which insures deposit balances held by Massachusetts-chartered savings banks in excess of federal deposit insurance coverage. The Bank’s growth in deposit size necessitated the Bank’s withdrawal from the DIF and the concurrent charter conversion of the Bank and change in holding company status of the Company. The Bank’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Excess deposits in the Bank that are insured by the DIF on July 11, 2014 will continue to be insured by the DIF until July 11, 2015. Term deposits in excess of FDIC insurance coverage will continue to be insured by the DIF until maturity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

Berkshire Hills Bancorp (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Pittsfield, Massachusetts and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group.  Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter.  The Bank is one of Massachusetts’ oldest and largest independent banks and is the largest banking institution based in Western Massachusetts.  Berkshire Bank operates under the brand America’s Most Exciting Bank®.  On January 17, 2014, Berkshire completed the acquisition of 20 Central New York branches with $440 million in deposits.  For more information, visit www.berkshirebank.com or call 800-773-5601.

On July 11, 2014, the Bank ended its membership in the DIF, which insures deposit balances held by Massachusetts-chartered savings banks in excess of federal deposit insurance coverage. The Bank’s growth in deposit size necessitated the Bank’s withdrawal from the DIF and the concurrent charter conversion of the Bank from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company and change in holding company status of the Company from a savings and loan holding company to a bank holding company.

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

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this or prior Form 10-Qs.

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

PER COMMON SHARE DATA
Net earnings, diluted	$0.46	$0.48	$0.42	$0.90
Core earnings, diluted	0.44	0.48	$0.86	1.01
Total common book value	27.49	26.82	27.49	26.82
Dividends	0.18	0.18	0.36	0.36
Common stock price:
High	26.64	27.84	27.28	27.84
Low	22.06	24.62	22.06	23.38
Close	23.22	27.76	23.22	27.76

PERFORMANCE RATIOS
Return on average assets	0.75%	0.93%	0.35%	0.86%
Return on average common equity	6.64	7.21	3.00	6.74
Net interest margin, fully taxable equivalent	3.26	3.63	3.31	3.68
Fee income/Net interest and fee income	23.87	25.48	23.37	25.56

ASSET QUALITY RATIOS
Net charge-offs period annualized/average loans	0.31%	0.27%	0.30%	0.25%
Allowance for loan losses/total loans	0.77	0.86	0.77	0.86

CONDITION RATIOS
Stockholders’ equity to total assets	10.94%	12.88%	10.94%	12.88%
Investments to total assets	18.99	12.85	18.99	12.85
Loans/deposits	99	101	99	101

FINANCIAL DATA: (In millions)
Total assets	$6,311	$5,224	$6,311	$5,224
Total earning assets	5,700	4,629	5,700	4,629
Total loans	4,450	3,871	4,450	3,871
Allowance for loan losses	34	33	34	33
Total intangible assets	279	272	279	272
Total deposits	4,479	3,815	4,479	3,815
Total borrowings	1,054	680	1,054	680
Total common stockholders’ equity	690	673	690	673

FOR THE PERIOD: (In thousands)
Net interest income	$44,329	$41,104	$87,095	$83,041
Non-interest income	14,506	15,606	18,929	30,404
Provision for loan losses	3,989	2,700	7,385	5,100
Non-interest expense	39,263	37,935	84,623	77,418
Net income	11,464	12,037	10,358	22,502
Core income	10,915	11,900	21,327	25,387

(1)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(2)	Core income and core earnings are non-GAAP financial measures that the Company believes provide investors with information that is useful in understanding our financial performance and condition.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,380	3.99%	$1,218	4.19%	$1,379	4.05%	$1,255	4.47%
Commercial real estate	1,488	4.16	1,382	5.27	1,454	4.30	1,394	4.95
Commercial and industrial loans	704	3.82	627	4.04	694	3.90	614	4.95
Consumer loans	730	3.49	635	4.78	715	3.53	640	3.98
Total loans	4,302	3.96	3,862	4.67	4,242	4.05	3,903	4.66
Investment securities	1,226	3.13	655	3.00	1,137	3.09	623	3.21
Short term investments and loans held for sale	28	1.40	91	2.02	29	1.46	94	2.15
Total interest-earning assets	5,556	3.76	4,608	4.38	5,408	3.83	4,620	4.38
Intangible assets	279		272		279		273
Other non-interest earning assets	311		319		312		326
Total assets	$6,146		$5,199		$5,999		$5,219

Liabilities and stockholders’ equity
Deposits:
NOW	$426	0.15%	$359	0.26%	$418	0.15%	$363	0.28%
Money market	1,448	0.36	1,359	0.39	1,470	0.37	1,418	0.39
Savings	482	0.16	449	0.17	473	0.16	446	0.18
Time	1,153	0.98	1,087	1.23	1,111	1.07	1,118	1.23
Total interest-bearing deposits	3,509	0.51	3,254	0.62	3,472	0.53	3,345	0.63
Borrowings and notes	1,126	0.84	588	2.42	1,019	0.94	506	2.92
Total interest-bearing liabilities	4,635	0.59	3,842	0.90	4,491	0.63	3,851	0.92
Non-interest-bearing demand deposits	780		636		765		641
Other non-interest earning liabilities	40		53		52		60
Total liabilities	5,455		4,531		5,308		4,552

Total stockholders’ equity	691		668		691		667
Total liabilities and stockholders’ equity	$6,146		$5,199		$5,999		$5,219

Net interest spread		3.17%		3.48%		3.20%		3.52%
Net interest margin		3.26		3.63		3.31		3.68
Cost of funds		0.51		0.77		0.53		0.79
Cost of deposits		0.42		0.52		0.44		0.53

Supplementary data
Total deposits (In millions)	$4,289		$3,890		$4,236		$3,985
Fully taxable equivalent income adj. (In thousands)	852		644		1,570		1,273

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

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with Generally Accepted Accounting Principles (“GAAP”).  These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition.  Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information.  A reconciliation of non-GAAP financial measures to GAAP measures is provided below.  In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders.  An item which management deems to be non-core and excludes when computing non-GAAP operating earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP operating earnings information set forth is not necessarily comparable to non-GAAP information which may be presented by other companies.  Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company’s GAAP financial information.

The Company utilizes the non-GAAP measure of core earnings in evaluating operating trends, including components for core revenue and expense.  These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, losses recorded for hedge terminations, merger costs, restructuring costs, systems conversion costs, and out-of-period adjustments.  Non-core adjustments are presented net of an adjustment for income tax expense.  This adjustment in 2013 was based on the marginal tax rate applied to the net non-core pre-tax adjustments.  In 2014, due to the comparative magnitude of the non-core items, this adjustment was determined as the difference between the GAAP tax rate and the effective tax rate applicable to core income.  Accordingly, GAAP income exceeded core income in the most recent quarter due to the higher effective full year tax rate on core income before the net non-core charges.

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

The Company adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.  Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, and professional fees.  Systems conversion costs relate primarily to the Company’s core systems conversion and related systems conversions costs.   Restructuring costs primarily consist of employee severance costs and costs and losses associated with the disposition of assets which were undertaken as a project to right-size expenses following a decline in revenue in 2013.  Out-of-period accounting adjustments for interest income on acquired loans were recorded following systems conversions and merger related accounting activity and were deemed non-core.  Non-core expenses include variable rate compensation related to non-core items.

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

		At or for the Quarters Ended		At or for the Six Months Ended
		June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)		2014	2013	2014	2013
Net income (GAAP)		$11,464	$12,037	$10,358	$22,502

Non-GAAP measures
Adj: Gain on sale of securities, net		(203)	(1,005)	(237)	(1,005)
Adj: Loss on termination of hedges		—	—	8,792	—
Adj: Acquisition, restructuring and conversion related expenses (1)		190	775	6,492	5,839
Adj: Out-of-period adjustment (2)		—	—	1,381	—
Adj: Income taxes		(536)	93	(5,459)	(1,949)

Net non-core (charges) credits		(549)	(137)	10,969	2,885
Total core income (non-GAAP)	(A)	$10,915	$11,900	$21,327	$25,387

Net earnings per share, diluted (GAAP)		$0.46	$0.48	$0.42	$0.90
Non-core earnings per share, diluted		(0.02)	—	0.44	0.11
Core earnings per share, diluted	(A/G)	0.44	0.48	0.86	1.01

Average diluted shares outstanding (thousands) (GAAP)		24,809	24,956	24,821	25,049
Adj: dilutive potential common shares outstanding (thousands)		—	—	—	—
Average core diluted shares outstanding (thousands)	(G)	24,809	24,956	24,821	25,049

(Dollars in millions, except per share data)
Total assets, period-end (GAAP)		6,311	5,224	6,311	5,224
Less: intangible assets, period-end		279	272	279	272
Total tangible assets, period-end		6,032	4,952	6,032	4,952

Total stockholders’ equity, period-end (GAAP)		690	673	690	673
Less: intangible assets, period-end		(279)	(272)	(279)	(272)
Total tangible stockholders’ equity, period-end		411	401	411	401

(1)

Acquisition, restructuring, conversion and other related expenses include $3.6 million in acquisition expenses and $2.7 million of restructuring, conversion and other expenses for the six months ended June 30, 2014. Acquisition, restructuring, conversion and other related expenses include nearly all acquisition related expenses for the six months ended June 30, 2013.

(2)	The out of period adjustments shown above relate to interest income earned on loans acquired in bank acquisitions.

SUMMARY

Berkshire recorded second quarter earnings of $11.5 million ($0.46 per share) in 2014, compared to $12.0 million ($0.48 per share) in 2013.  First half earnings were $10.4 million ($0.42 per share) in 2014, compared to $22.5 million ($0.90 per share) in 2013.  On January 17, 2014, Berkshire acquired 20 New York branches with $440 million in deposit balances, bringing the Company’s total branch count to 90 offices.  Following the acquisition, Berkshire extinguished certain borrowings and terminated the related cash flow hedges.  The related charges against income resulted in a first quarter loss of $1.1 million ($0.04 per share).

Second quarter earnings per share increased by 10% from $0.42 in the fourth quarter of 2013.  This increase reflected the benefit of the first quarter branch acquisition together with accelerated loan growth in the most recent quarter.  The Company continued to pay a quarterly cash dividend of $0.18 per share.  This dividend equated to a 3.1% annualized yield based on the $23.57 average closing price of Berkshire’s common stock during the second quarter of 2014.

Second quarter financial highlights are shown below (income related comparisons are to prior quarter):

•                  4% increase in net interest income

•                  10% increase in fee income

•                  5% increase in total loans, including 7% increase in commercial loans

•                  6% increase in deposits

•                  3.26% net interest margin

•                  0.45% non-performing assets/total assets

•                  0.31% net loan charge-offs/average loans

During the second quarter, Berkshire continued to build on the integration of the acquired New York branches, under the direction of a new leader for its New York region who was recruited in the first quarter.  Shortly after midyear, Berkshire recruited an experienced team of small business lenders from another regional competitor to service this region.  Earlier in the year, Berkshire promoted Josephine Iannelli to Executive Vice President/Chief Financial Officer and recruited an SVP/Treasurer with experience as treasurer in Fortune 500 companies.  During the first half of the year, the Company consolidated four of its branch offices as a result of overlap following its growth and expansion, and it opened a de novo branch serving its Albany market.

In June 2014 Berkshire announced that William J. Ryan had been appointed as Chairman of the Board of Directors.  Mr. Ryan, 70, previously served as Chairman of the Board and CEO of TD Banknorth Inc. from 1989 to March 2007. Banknorth was named one of the “Best Managed Companies in America” by Forbes Magazine in 2004. Mr. Ryan is a Director of Unum Group (a leading employee benefit and disability insurance company) and has served as Chair of Unum’s Board since October 2011. He is also a Director of Wellpoint, Inc. (a leading health benefits company).  The Company also announced that Lawrence A. Bossidy has retired from Berkshire’s Board of Directors. Mr. Bossidy has served as Berkshire’s Lead Independent Director since 2012, and previously served as Chairman since 2002.

In July 2014, the Bank changed its charter from a Massachusetts chartered savings bank to a Massachusetts chartered trust company, which is the charter used by commercial banks under Massachusetts law.  The Bank continues to have the FDIC as its primary federal regulator. Simultaneously, the Company changed its holding company status from a savings and loan holding company to a bank holding company, and it elected the financial holding company designation as a bank holding company.  The Company continues to have the Federal Reserve Board as its primary regulator.  These changes are not expected to have a material impact on the operations of the Bank and the Company.  Due to these changes, the Bank will no longer be required to adhere to the Qualified Thrift Lender test, and as a result, the Bank will have more flexibility in growing its commercial banking operations.  Also due to these changes, the Bank will no longer be able to make new investments in marketable equity securities and the Company will be required to adhere to bank holding company regulatory capital requirements and reporting procedures.  At the time of these changes, the Bank also terminated its participation in the DIF which is further addressed in the discussion of financial condition below.  This change had no impact on the Bank’s ongoing participation in FDIC deposit insurance.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2014 AND DECEMBER 31, 2013

Summary:  Berkshire increased its total assets by $639 million (11%) in the first half of 2014, including $270 million in net loan growth and a $328 million increase in investment securities.   Balance sheet growth was funded by a $630 million increase in deposits, which included the $440 million in deposits of the acquired branches, along with a $293 million increase in brokered deposits.  At midyear, measures of asset quality, liquidity, and interest rate sensitivity were improved from year-end.  Measures of capital remained within the Company’s targets.

Tangible book value per share increased by 4% to $16.40 in the second quarter and was up 1% from $16.27 at the start of the year, more than offsetting the dilution from the branch purchase in the first quarter. Total book value per share increased by 2% to $27.49 during the quarter, and was up from $27.08 at the start of the year.

Securities:  Total securities increased by $328 million to $1.20 billion during the first half of 2014.  The portfolio was increased to initially utilize the funds provided from the branch acquisition and also to supplement earning asset growth based on the higher returns available on certain securities.  With the increase in loan originations, the Company will evaluate shifting the earning asset mix more towards loans over time.  Securities purchases included equity securities of northeast community banks and certain large cap companies with higher dividend yields.  With the recent change in the Bank’s charter, the Bank is no longer eligible to make future purchases of equity securities, although this activity is permitted by the Company as a bank holding company.

Securities growth consisted primarily of available for sale U.S. agency collateralized mortgage securities, along with municipal bonds and corporate equities.  Due to the decrease in medium term interest rates during the first half of the year, the marketable investment securities had a $9.0 million (0.8%) unrealized gain, compared to an unrealized loss of $8.5 million (1.0% of the total) at year-end 2013.  The taxable equivalent yield on investment securities increased to 3.13% in the most recent quarter compared to 2.72% in the fourth quarter of 2013.  At midyear 2014, the effective duration of the bond portfolio was 4.5 years compared to 4.7 years at the start of the year.  The midyear average life extension risk in an up 300 interest rate change scenario was modeled at 2.2 years.  During the first half of 2014, the Company did not record any write-downs of investment securities and none of the Company’s investment securities were classified as other-than-temporarily impaired.   Total losses on securities with unrealized losses decreased to $8.2 million from $17.7 million due generally to improved bond market prices as a result of lower interest rates. Detail on these securities, including one security with a $1.1 million (39%) unrealized loss, is included in the Securities note in the consolidated financial statements.  The Company’s held to maturity securities are generally unrated local securities, all of which are performing and none of which is deemed criticized according to the Company’s internal ratings systems.

Loans.  Total loans increased by $270 million (6%) to $4.45 billion in the first half of 2014, including 10% commercial loan growth and 8% consumer loan growth.  Most of this increase was in the second quarter, including a $123 million increase in commercial real estate loans.  The accelerated commercial growth included a faster rate of loan closings following weather related winter delays and a second quarter drop in medium term interest rates.  Other contributing factors included a slowdown in runoff and an increase in indirect originations and commercial loan participations with smaller banks in the region.  Commercial and industrial loans increased at an 18% annualized rate in the second quarter, continuing the trend of double digit annualized growth.  These relationship oriented loans are a major focus of Berkshire’s drive to increase its share of middle market business previously served by national banks.  The commercial new business pipeline at midyear remained consistent with the pipeline at the start of the second quarter.    All regions contributed to commercial loan originations, with the strongest growth in New York and eastern Massachusetts.  Following the first quarter New York branch purchase, Berkshire announced the recruitment of an experienced market leader to direct its commercial banking in that region.  Additionally, the Company recently announced the recruitment of a lending team to enhance its small business banking presence in the New York market.  First half loan growth also included a $51 million (13%)  increase in auto loans based on expansion of Berkshire’s originations through auto dealers.  Residential mortgages increased by $13 million (1%) in the first half of the year reflecting the impact of lower market demand.  During the first half of 2014, the balance of loans from business activities increased by 12% to $3.56 billion and the balance of loans acquired in business combinations decreased by 12% to $0.89 billion and measured 20% of total loans at midyear.

The loan yield was 3.96% in the second quarter of 2014, compared to 4.13% in the prior quarter and 4.26% in the fourth quarter of 2013.  The loan yield included purchased loan accretion, which includes recoveries on the collection of purchased credit impaired loans. Excluding the impact of purchased loan accretion, the loan yield was 3.86%, 3.99%, and 4.02% in the above periods, respectively.  The decline in loan yield includes the impact of lower market interest rates and spreads, the improving credit quality of the portfolio, and the higher mix of adjustable rate commercial loans and indirect automobile loans.  During the first half of the year loans with pricing adjustments within one year increased by 2% to 34% of total loans, and loans repricing after five years remained at 39% of total loans.

At midyear 2014, the remaining carrying balance of purchased credit impaired loans was $23 million and the contractual amount owed on these loans was $41 million.  The midyear balance of accretable yield on these loans was $2.4 million.  The purchased loan accretion reported by the Company includes recoveries of non-accretable discount and accretion of accretable discount on purchased impaired loans.  Purchased loan accretion also includes accretion related to premiums and discounts recorded on non-impaired purchased loans.  Recoveries recorded for purchased impaired loans totaled $1.1 million and $2.1 million in the second quarter and first quarter of 2014, respectively.  All other total accretion was a $0.1 million charge and a $0.7 million credit in these respective periods.

Asset Quality.   Acquired loans are recorded at fair value and are categorized as performing regardless of their payment status.  Therefore, some overall portfolio measures of asset performance are not comparable between periods or among institutions as a result of recent business combinations.  Several asset quality measures improved during the first half of 2014.  Compared to the start of the year, nonperforming assets decreased to 0.45% of total assets from 0.53%, and accruing delinquent loans decreased to 0.55% of total loans from 0.73%.  Loans which became non-accruing totaled $8 million in the most recent quarter, which was within the range of $4-9 million in several prior quarters.  Annualized net loan charge-offs measured 0.30% of average loans in the first half of 2014, compared to 0.29% in the year 2013.  The balance of loans identified as troubled debt restructurings increased to $15.1 million from $10.8 million during the first half of 2014.

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

The total amount of the loan loss allowance increased by $1.0 million to $34.4 million in the first half of 2014 due to growth in the loan portfolio.  The ratio of the allowance to total loans decreased to 0.77% of total loans at midyear, compared to 0.80% at the start of the year.  For loans from business activities, this ratio decreased to 0.85% from 0.93%, while the allowance on acquired loans increased to 0.46% from 0.38%.  At midyear, the total allowance provided 2.7X coverage of first half annualized net charge-offs and 1.3X coverage of period-end non-accrual loans.  For business activities loans, these ratios measured 3.3X and 1.7X, respectively, and for loans acquired in business combinations, these ratios measured 1.1X and 0.5X.

The credit risk profile of the Company’s loan portfolio is described in the Loan Loss Allowance note in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Criticized loans were reduced to $143 million (2.3% of assets) at midyear from $165 million (2.9% of assets) at the start of the year.  The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest.  These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore have not generally been viewed as potential problem loans. Potential problem loans decreased to $68 million from $71 million during the first half of 2014.  As acquired loans age, there is increased potential that they may become problem loans.  The balance of accruing classified acquired loans decreased to $31 million from $39 million

during the first half of the year.   There were no significant changes in the composition of non-accruing and potential problem assets during the quarter.  The Company’s evaluation of its credit risk profile also compares the amount of criticized assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance. This ratio declined to 31% from 37% during the first half of 2014.

Other Assets.  Cash and short term investments increased to $113 million from $76 million during the first half of 2014 due primarily to the expanded operations resulting from the New York branch purchase.  Goodwill increased by $8 million due to the branch acquisition.  The deferred tax asset decreased to $38 million from $51 million due to accretion of purchased loan discount and an increase in the unrealized gain on investment securities.

Deposits.   Total deposits increased by $630 million (16%) to $4.48 billion in the first half of 2014.  The increase included $440 million acquired with the New York branch purchase, a $293 million increase in brokered time deposits, and an $81 million (3%) decrease in non-maturity deposits excluding acquired balances.  During the first half of the year, the Company adjusted its funding strategies based on the acquisition of the new core deposits, diversification of its liquidity sources, and the funding of the strong loan growth in the second quarter.  Additionally, the Company’s business strategies included changes in its utilization of municipal deposit sources and the supplemental depositors insurance provided by the Massachusetts Depositors Insurance Fund.  The benefits of these strategies included improved liquidity measures, greater flexibility, lower funding costs, and improved asset sensitivity of the asset/liability profile.  During the first two quarters, Berkshire continued to increase its demand deposit accounts, reflecting its emphasis on promotion of these low cost relationship based accounts.

Acquired New York deposits included $110 million in demand deposits, $80 million in NOW accounts, $124 million in money market deposits, $36 million in savings accounts, and $90 million in time deposits.   The total balance of deposits in the acquired branches was stable through midyear.    In the second quarter, the Company merged Berkshire Bank Municipal Bank into Berkshire Bank which had no material impact on the Company’s operations.  In 2014, the Company began utilizing brokered deposits as an alternative to Federal Home Loan Bank borrowings in order to diversify its funding sources and to achieve better execution of its asset/liability objectives.  As of midyear 2014, brokered deposits totaled $317 million and had an average cost of 0.55% with an average maturity of 1.0 years.  Midyear brokered deposits included $31 million in certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network which provides FDIC insurance on larger balance deposits.

Due to the deposit growth, the loans/deposits ratio decreased to 99% at midyear from 109% at the start of the year.  The average cost of deposits decreased to 0.42% in the most recent quarter, compared to 0.53% in the fourth quarter of 2013.  This reduction included the benefit of the acquired deposits, which had a cost below 0.20%.

On July 11, 2014, the Bank terminated its participation in the Massachusetts Depositors Insurance Fund (“DIF”).  This termination had no impact on the Bank’s FDIC insurance and existing deposits continue to be insured by DIF for a transition period as described in the Subsequent Events note in the consolidated financial statements.  Due to its growth, the Bank would have been required to provide third party reinsurance to DIF which was determined to be uneconomic and which led to the decision to terminate participation in this program.  The Company’s goal is to grow its total deposits organically through business activities in 2014 and 2015 while it completes this transition from DIF insurance.

Borrowings.  Total borrowings decreased by $10 million (1%) to $1.05 billion in the first half of 2014.  The $440 million in funds received for acquired deposits was initially utilized to reduce FHLBB borrowings, including $235 million in three month revolving advances that the Company elected to extinguish.  With this extinguishment, the Company terminated all of its cash flow interest rate swaps which were related to these three month revolving advances and which had a total notional balance of $410 million including both currently effective and forward starting swaps.  During the first quarter, the Company borrowed new short term advances to fund growth in earning assets, and short term advances and brokered deposits were further utilized in the second quarter to fund loan growth.  Including the benefit of the borrowings and hedges restructuring, interest expense for borrowings in the most recent quarter decreased by $1.3 million compared to the fourth quarter of 2013 and by

$1.2 million compared to the second quarter of 2013.  The cost of borrowings decreased to 0.85% from 1.69% and 2.47% for the above periods, respectively.

Derivative Financial Instruments and Hedging Activities.  The notional value of derivatives totaled $912 million at midyear 2014, which was little changed from $905 million at the start of the year.  Cash flow hedges decreased by $125 million as a result of the hedge restructuring that was implemented in the first quarter of the year.  At the start of the year, the Company had $410 million in FHLBB borrowings hedges averaging a 3.8 year maturity, a 1.4 year forward start, and a 2.15% forward pay rate.  At midyear, the Company had $300 million in forward starting FHLBB borrowings hedges averaging a 4.8 year maturity, a 1.8 year forward start, and a 2.29% forward pay rate.  These swaps lock-in higher future borrowing costs and they provide protection in the event that interest rates rise more than anticipated.  The $2.1 million fair value liability on FHLBB borrowings swaps at year-end was a component of the loss recorded in the first quarter for the termination of hedges.  The $1.0 million fair value liability on FHLBB borrowings swaps at midyear reflected the decrease in market interest rate expectations during the most recent quarter.  Changes in economic hedges related to commercial loan interest rate swaps or in hedges related to mortgage banking operations reflected increased business volumes during the second quarter.

Stockholders’ Equity.  Stockholders’ equity increased by $12 million (2%) to $690 million at midyear from $678 million at the start of the year.  The charge to first quarter income for the swap terminations was offset by an equivalent credit to other comprehensive income and therefore resulted in no net impact to stockholder’s equity.  The increase in equity was recorded in the second quarter and included the benefit of retained earnings as well as other comprehensive income resulting from unrealized securities gains due to the decrease in medium term interest rates during the quarter.

Due to the deposit acquisition and loan growth, the ratio of equity to assets decreased to 10.9% at midyear from 12.0% at the beginning of the year.  The ratio of tangible equity to assets decreased to 6.8% from 7.5%.  Tangible equity is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets.  Berkshire Bank’s total risk based capital ratio decreased to 11.0% from 11.6% and its Tier 1 risk based capital ratio decreased to 9.5% from 10.0%.  The Company converted its holding company status to a bank holding company after midyear and will begin reporting consolidated holding company capital measures as of September 30, 2014.  At midyear, the Company estimated that its consolidated holding company capital measures were consistent with a Well Capitalized status for the holding company.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Summary:    Berkshire’s results in 2014 included the New York branch operations acquired on January 17, 2014.  As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods.  As noted previously, Berkshire uses certain non-GAAP measures related to core income and core expenses in order to supplement its evaluation of its operating results.

During 2013, changes in market conditions resulted in a downturn in mortgage banking revenue and accelerated runoff of acquired impaired and non-relationship loans.  Quarterly earnings per share decreased to $0.33 in the third quarter from $0.48 in the second quarter of 2013.  Management restructured its expenses in the second half of the 2013, and quarterly earnings improved to $0.42 per share in the fourth quarter.  Quarterly net income has further improved to $0.46 per share in the second quarter of 2014.  Quarterly core earnings per share have increased by 10% from the low of $0.40 recorded in the fourth quarter of 2013, despite a $0.04 per share after-tax reduction in the contribution from purchased loan accretion.  This increase reflected the benefit of expense restructuring initiatives, the branch acquisition, and business development in the Company’s larger footprint as a result of its expansion.

Due to the loss recorded in the first quarter of 2014 as a result of acquisition related charges, the Company recorded six month net income of $10.4 million ($0.42 per share) in 2014 compared to net income of $22.5 million ($0.90 per share) in 2013. Excluding net non-core charges, the Company’s second quarter core earnings per share were $0.44 in 2014, compared to $0.48 per share in 2013.

In the most recent quarter, the Company recorded a 0.75% return on assets and a 6.6% return on equity.  This return on equity is the highest result since the 7.2% return on equity recorded in the second quarter of 2013.

Revenue.  Total net revenue increased by $2.1 million (4%) in the second quarter and decreased by $7.4 million (7%) for the first six months of 2014 compared to 2013.  Second quarter revenue also increased compared to the linked quarter including the full benefit of first quarter balance sheet strategies and second quarter loan growth. Berkshire’s strategy is to produce positive operating leverage from revenue growth as it develops revenue synergies in its expanded footprint and from integrated product sales that deepen wallet share.  Revenue growth in 2014 included increases in both net interest income and in fee income excluding mortgage banking fees.  Annualized second quarter revenue per share increased by 4% to $9.49 in 2014 compared to $9.09 in 2013.

Net Interest Income.  Net interest income increased by $3.2 million (8%) in the second quarter and by $4.1 million (5%) in the first half of 2014 compared to 2013.  This growth was driven by balance sheet growth which offset a reduction in the net interest margin.  Second quarter average earning assets increased by 21% from year to year and benefited from business development and the branch acquisition.

The second quarter net interest margin decreased to 3.26% in 2014 from 3.63% in 2013 due to both lower purchased loan accretion and ongoing market compression in asset yields.  Second quarter purchased loan accretion totaled $1.0 million in 2014 and $3.4 million in 2013, consisting primarily of recoveries on the collection of purchased impaired loans in both periods.  Excluding this accretion, the second quarter net interest margin was 3.19% in 2014 and 3.33% in 2013.  The impact of lower loan yields was partially offset by reductions in the cost of funds, which declined to 0.51% from 0.77% in these periods due to the Company’s balance sheet strategies and the branch acquisition.

The yield on loans averaged 3.96% in the most recent quarter, and measured 3.86% excluding purchased loan accretion.  The weighted average interest rate on loans originated in the second quarter was approximately 3.50%.  The Company’s focus on adjustable rate loans and credit quality have contributed to loan yield compression as the Company accepts near term margin compression in order to protect future interest income.  Berkshire maintains a close focus on its loan and deposit pricing disciplines to lessen the impact of market yield compression and regularly evaluates balance sheet management strategies to support growth and profitability.

Non-Interest Income.  Non-interest income decreased by $1.1 million (7%) for the second quarter and by $11.5 million (38%) for the first six months of 2014 compared to 2013.  This decrease was due to reductions in mortgage banking revenue totaling $1.4 million in the second quarter and $3.3 million in the first six months from year to year.  Additionally, six month 2014 results included the impact of an $8.8 million charge for the termination of hedges in the first quarter.

Total second quarter fee income before mortgage banking revenue increased by $1.3 million from year to year.  Deposit related fees increased by $1.8 million, including an estimated $1.0 million benefit from the branch acquisition.  These fees increased to 0.62% (annualized) as a percentage of average deposits in the second quarter of 2014, compared to 0.49% of average deposits, including the higher fee product utilization of the acquired deposits.  Loan related fee income decreased by $0.8 million due to a reduction on gains from the sale of seasoned loans which was partially offset by an increase in commercial loan interest rate swap fee income to $1.2 million in the most recent quarter.  Wealth management fees increased by $0.2 million (11%) due to ongoing business development.  Wealth assets under management stood at $1.3 billion at midyear 2014.  Insurance fees increased by $0.1 million (2%).  Second quarter non-interest income in both years included net gains on the sale of investment securities consisting primarily of sales of equity securities to realize the strong market price appreciation.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end.  The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the allowance was included in the discussion of financial condition.  Due primarily to loan growth, the provision increased by $1.3 million and $2.3 million for the second quarter and first six months of 2014 compared to 2013.

Non-Interest Expense and Income Tax Expense.  Total non-interest expense increased by $1.3 million (4%) in the second quarter and by $7.2 million (9%) in the first half of 2014 compared to 2013.  This increase was primarily due to the New York branch acquisition, which added an estimated $3.5 million in expenses per quarter related to the operation of these branches.  The Company recorded acquisition, restructuring, and conversion related expenses in all periods in 2014 and 2013.  These expenses in 2014 were primarily related to the branch acquisition and in 2013 were primarily related to the integration and systems conversion of the operations of Beacon Federal Bancorp which was acquired in the fourth quarter of 2012.

Full time equivalent staff totaled 1,014 positions at midyear 2013 and declined to 939 at year-end 2013 following expense restructuring initiatives.  The staff count increased to 1,050 at the end of the first quarter of 2014 due to the branch acquisition and further increased to 1,077 positions as of midyear 2014.  In addition to the staff related to the acquired branches, expense growth in the most recent quarter also included targeted investment in commercial and retail market teams.  During the first quarter of 2014, the Company consolidated two of the 20 acquired branches along with two existing branches, and it opened a new branch in Loudonville, N.Y.

The second quarter effective income tax rate was 26% in 2014 and 25% in 2013.  For the first half of the year, the effective tax rate was 26% in 2014 and 27% in 2013.   In 2013, the Company benefited from adjustments to the tax rate primarily related to reductions in the deferred tax valuation allowance on capital gains due to appreciation in its equity securities.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed.  In the insurance segment, first half net income increased by 6% to $0.8 million from $0.7 million due to revenue growth.  For the Parent, operating results primarily reflected changes in the operations of its bank subsidiary.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income/(loss).  For the first six months of the year, total comprehensive income increased to $23.7 million in 2014 compared to $19.3 million in 2013.  While net income decreased by $12.1 million primarily related to the branch acquisition in 2014, the Company recorded a change of $18.6 million in first half unrealized after-tax securities gains year over year.  The second quarter 2013 increase in medium term interest rates produced an $8.4 million after-tax securities loss in that period.  In contrast, the second quarter 2014 increase in medium term interest rates produced a $6.9 million after-tax securities gain in 2014.

Liquidity and Cash Flows.   During the first half of 2014, acquired deposits and brokered deposits were the primary source of funds and net growth in loans and investment securities were the primary use of funds.  Targeted deposit reductions were also a use of funds.  Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds. The Bank is diversifying its deposit sources including institutional and wholesale sources as part of the expansion of its liquidity management program and to provide additional options for managing its funds costs and asset/liability objectives.

In 2014, the Bank has begun actively utilizing brokered deposits as an alternative funding source to FHLBB borrowings.  These are primarily time deposits solicited through established brokerage services.  The Bank monitors the total amount of these deposits as a component of its funding strategies.  One element of the brokered deposits are balances raised through the Certificate of Deposit Account Registry Service (CDARS).  This registry allows the Bank’s customers to utilize a bank network to obtain FDIC insurance on large balances deposited through an account at the Bank.

The Bank is also expanding its use of short term institutional borrowings and FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes.  The Company also uses interest rate swaps in managing its funds sources and uses.   As of midyear, the Company had approximately $585 million in borrowing availability with the Federal Home Loan Bank.  This was increased from $416 million at the start of the year due to the added liquidity resulting from the branch purchase and including increased securities collateral.

Berkshire Hills Bancorp had a cash balance totaling $20 million as of June 30, 2014, which was on deposit with Berkshire Bank.  The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  There were no dividends paid from subsidiaries in the half of 2014.  The Parent also has a $10 million revolving line of credit provided by a correspondent bank.  The primary long run uses of funds by the Parent include the payment of cash dividends on common stock and debt service.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements.   At June 30, Berkshire Bank continued to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2013 Form 10-K.

As previously noted, the Company changed its holding company status from a savings and loan holding company to a bank holding company as of July 11, 2014.   With this change, the Company has become subject to bank holding company regulatory capital requirements.  The Company believes that its capital presently conforms to requirements for the Well Capitalized designation for a bank holding company and it does not expect any near term impact to its capital management as a result of this change.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise. Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios. Berkshire’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark. The Capital Committee of Berkshire’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels. The Company believes that the market for its stock is an additional capital resource over the long run. Additionally, the Company continues to monitor market conditions for other forms of regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/or the Bank.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements is contained in the Company’s 2013 Form 10-K and information relating to payments due under contractual obligations is presented in the 2013 Form 10-K.  Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.  Aside from the completion of the branch acquisition in January, there were no significant changes in off-balance sheet arrangements and contractual obligations during the first half of 2014.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at June 30, 2014 compared to December 31, 2013. The Company compares the carrying value to fair value for major categories of financial assets and liabilities.  The biggest difference relates to loans and normally varies inversely to the direction of longer term interest rates during the subject period.  During the first half of 2014, the fair market value premium related to loans increased to $53 million (1.2% of loans) from $7 million (0.2%) at the start of the year due to the impact of lower medium term interest rates as well as continuing improvements in the quality of the portfolio, which offset the impact of loan yield compression.  This increase contributed to an increase in the net economic value of equity related to financial assets and liabilities based solely on the measures used for the purpose of this analysis.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk during the first half of 2014.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2013.   Berkshire has a targeted position to maintain an asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.  The Company measures this sensitivity primarily by evaluating the impact of ramped interest rate changes on net interest income in the 12 month and 24 month time horizons.  The primary focus is on a two year scenario where interest rates ramp up by 200 basis points in the first year.   The Bank also evaluates its equity at risk from interest rate changes through discounted cash flow analysis.  This measure assesses the present value changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

During the first half of the year, the Company increased its investment in earning assets by 12%, with growth in loans and securities funded by the branch acquisition and brokered deposits.  The Company also terminated and replaced its cash flow hedges.  The Company’s primary focus has been on the potential of a ramped interest rate increase starting a year or more in the future.  The Company has used interest rate swaps which are forward starting in 1.8 years to hedge a portion of existing short term variable rate borrowings.  Beginning at the end of the second year in the model, the Company expects that net interest income will increase by 5% or more compared to projected income in a flat interest rate scenario.  Including the higher forward payment rates of 2.29% on the interest rate swaps, the projected actual increase in net interest income in this scenario is modeled to be modestly higher than the current run rate of net interest income approximately two years from now in this upward rate scenario.  This is primarily due to the benefit from the ongoing upward repricing of assets that would be experienced in this scenario.

The Company’s interest rate model shows that it continues to be asset sensitive in the first two years of a 100 basis point upward ramp in interest rates, with an interest income sensitivity in the range of 1-2%.  In a 200 basis point ramp, interest income is asset sensitive in the first year and becomes approximately 2% liability sensitive in the second year as deposit price changes take effect.  Income again becomes asset sensitive near the end of the two year period based on the loan repricings noted above.

The Company’s sensitivity of equity at risk was projected to be liability sensitive at year-end 2013.  The Company modeled that at midyear, this sensitivity had decreased to the mid single digits as a percentage of equity due to the origination of variable rate loans, the benefits of the deposit acquisition, and improved valuations for municipal securities.  The Company monitors its equity at risk as it manages the overall level and composition of assets with medium and long term interest rates and related funding strategies.

The interest rate risk models assume a parallel shift in the yield curve and are based on the composition of the balance sheet as of the estimation date.  The models are based on a static balance sheet and rely on assumptions on how customer behaviors will impact market pricing spreads and the durations of assets and liabilities.  Due to the unusual monetary policy and interest rate conditions that prevail, these assumptions involve significant subjective assumptions.  Overall, the Company assumes that deposit costs would adjust by 40% of the modeled interest rate changes over the course of the modeling period, which the Company views as a reasonable and conservative estimate for modeling its interest rate sensitivity.  This is the projected change in total deposit interest expense necessary to retain existing deposits in the modeled scenario.  The Company would expect to adjust its balance sheet composition to adjust to changing interest rate conditions as they emerge.   Please see the additional discussion in Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2013 regarding the Company’s asset liability management strategies in the current and anticipated interest rate environment.  In addition to its traditional market risk measures, the Company also evaluates the impact of interest rate changes on fee revenue and considers these impacts in managing its market risk strategies.

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

PART II

ITEM 1.                                                LEGAL PROCEEDINGS

As of June 30, 2014, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  Further information is presented in “Item 1A” in the Form 10-Q for the period ended March 31, 2014.  The risks described in these forms are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The availability of brokered deposits as a funding source to the Bank is subject to market conditions and the Bank’s financial condition.

Beginning in 2014, the Bank has begun actively utilizing brokered deposits as a funding source.  The Bank is allowed to solicit such deposits without regulatory preapproval as long as it maintains a “Well Capitalized” status.  These deposits are generally time deposits with maturities up to three years.  If the Bank became unable to utilize this funding source, it would have to find other funding sources as these deposits mature or are withdrawn.  The availability of brokered deposits can be affected by market conditions and the Bank’s financial condition.  The Bank monitors its reliance on this funding source in order to manage these amounts within appropriate concentration limits.  In the event that brokered deposits are unavailable, the Bank may need to replace brokered deposits that have matured with higher cost funding sources, which would impact the Bank’s net income.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                 No Company unregistered securities were sold during the quarter ended June 30, 2014.

(b)                 Not applicable.

(c)                  The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2014.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2014	—	$—	—	18,113
May 1-31, 2014	—	—	—	18,113
June 1-30, 2014	—	—	—	18,113
Total	—	$—	—	18,113

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (3)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (4)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (5)
10.3	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and George F. Bacigalupo (6)
10.4	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Josephine Iannelli (6)
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (7)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (8)
10.7	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M. Marotta (9)
10.8	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (10)
10.9	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (11)

10.10	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (12)
10.11	Berkshire Bank 2013 Executive Short Term Incentive Plan (6)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on December 18, 2012.
(3)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(5)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(6)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 17, 2014.
(7)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(8)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(9)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(10)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(11)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.
(12)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: August 11, 2014	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: August 11, 2014	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer