Form 10-Q
period 2014-09-30
BERKSHIRE HILLS BANCORP INC
filed 2014-11-10
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The Registrant had 25,183,284 shares of common stock, par value $0.01 per share, outstanding as of November 6, 2014.

BERKSHIRE HILLS BANCORP, INC.

FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2014	2013
Assets
Cash and due from banks	$58,624	$56,841
Short-term investments	12,201	18,698
Total cash and cash equivalents	70,825	75,539

Trading security	14,745	14,840
Securities available for sale, at fair value	1,058,965	760,048
Securities held to maturity (fair values of $43,771 and $45,764)	42,596	44,921
Federal Home Loan Bank stock and other restricted securities	54,646	50,282
Total securities	1,170,952	870,091

Loans held for sale, at fair value	29,091	15,840

Residential mortgages	1,445,861	1,384,274
Commercial real estate	1,595,400	1,417,120
Commercial and industrial loans	732,960	687,293
Consumer loans	778,561	691,836
Total loans	4,552,782	4,180,523
Less: Allowance for loan losses	(34,966)	(33,323)
Net loans	4,517,816	4,147,200

Premises and equipment, net	87,166	84,459
Other real estate owned	4,854	2,758
Goodwill	264,770	256,871
Other intangible assets	12,524	13,791
Cash surrender value of bank-owned life insurance policies	103,749	101,530
Deferred tax assets, net	38,503	50,711
Other assets	51,908	54,009
Total assets	$6,352,158	$5,672,799

Liabilities
Demand deposits	$844,480	$677,917
NOW deposits	420,290	353,612
Money market deposits	1,394,558	1,383,856
Savings deposits	474,774	431,496
Time deposits	1,429,231	1,001,648
Total deposits	4,563,333	3,848,529
Short-term debt	887,000	872,510
Long-term Federal Home Loan Bank advances	64,105	101,918
Subordinated borrowings	89,730	89,679
Total borrowings	1,040,835	1,064,107
Other liabilities	51,053	82,101
Total liabilities	5,655,221	4,994,737

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 26,525,466 shares issued and 25,172,565 shares outstanding in 2014; 26,525,466 shares issued and 25,036,169 shares outstanding in 2013)	265	265
Additional paid-in capital	585,300	587,247
Unearned compensation	(6,890)	(5,563)
Retained earnings	149,448	141,958
Accumulated other comprehensive income (loss)	2,208	(9,057)
Treasury stock, at cost (1,352,901 shares in 2014 and 1,489,297 shares in 2013)	(33,394)	(36,788)
Total stockholders’ equity	696,937	678,062
Total liabilities and stockholders’ equity	$6,352,158	$5,672,799

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest and dividend income
Loans	$43,958	$50,025	$128,761	$142,549
Securities and other	8,098	4,479	24,265	12,533
Total interest and dividend income	52,056	54,504	153,026	155,082
Interest expense
Deposits	4,877	5,278	14,076	15,693
Borrowings	2,230	3,357	6,906	10,479
Total interest expense	7,107	8,635	20,982	26,172
Net interest income	44,949	45,869	132,044	128,910
Non-interest income
Loan related income	1,471	1,308	4,565	6,669
Mortgage banking income	994	444	2,057	4,790
Deposit related fees	6,449	4,559	18,498	13,623
Insurance commissions and fees	2,632	2,473	8,141	7,877
Wealth management fees	2,330	2,137	7,173	6,471
Total fee income	13,876	10,921	40,434	39,430
Other	520	832	1,446	1,722
Gain on sale of securities, net	245	361	482	1,366
Loss on termination of hedges	—	—	(8,792)	—
Total non-interest income	14,641	12,114	33,570	42,518
Total net revenue	59,590	57,983	165,614	171,428
Provision for loan losses	3,685	3,178	11,070	8,278
Non-interest expense
Compensation and benefits	20,665	18,506	60,803	54,398
Occupancy and equipment	6,780	5,614	20,250	17,119
Technology and communications	3,484	3,304	11,062	9,775
Marketing and promotion	659	590	1,801	1,831
Professional services	830	1,757	3,006	5,011
FDIC premiums and assessments	1,163	856	3,201	2,574
Other real estate owned and foreclosures	13	138	569	445
Amortization of intangible assets	1,236	1,307	3,816	4,029
Acquisition, restructuring and conversion related expenses	238	6,516	6,729	12,355
Other	4,619	4,196	13,072	12,665
Total non-interest expense	39,687	42,784	124,309	120,202

Income before income taxes	16,218	12,021	30,235	42,948
Income tax expense	4,230	3,917	7,888	12,342
Net income	$11,988	$8,104	$22,347	$30,606

Earnings per share:
Basic	$0.48	$0.33	$0.90	$1.23
Diluted	$0.48	$0.33	$0.90	$1.22

Weighted average common shares outstanding:
Basic	24,747	24,748	24,721	24,835
Diluted	24,861	24,873	24,835	25,001

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013

Net income	$11,988	$8,104	$22,347	$30,606
Other comprehensive income, before tax:
Changes in unrealized gain (loss) on securities available-for-sale	(3,858)	(443)	13,275	(13,140)
Changes in unrealized (loss) gain on derivative hedges	980	(1,152)	2,246	6,446
Changes in unrealized gain on terminated swaps	—	236	3,237	707
Changes in unrealized gains and losses on pension	(455)	—	(455)	—
Income taxes related to other comprehensive income:
Changes in unrealized gain (loss) on securities available-for-sale	1,477	163	(5,004)	4,920
Changes in unrealized (loss) gain on derivative hedges	(396)	472	(906)	(2,585)
Changes in unrealized gain on terminated swaps	—	(95)	(1,312)	(398)
Changes in unrealized gains and losses on pension	184	—	184	—
Total other comprehensive income (loss)	(2,068)	(819)	11,265	(4,050)
Total comprehensive income	$9,920	$7,285	$33,612	$26,556

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total

Balance at December 31, 2012	25,148	$265	$585,360	$(3,035)	$122,014	$(2,979)	$(34,360)	$667,265

Comprehensive income:
Net income	—	—	—	—	30,606	—	—	30,606
Other comprehensive loss	—	—	—	—	—	(4,050)	—	(4,050)
Total comprehensive income								26,556
Cash dividends declared ($0.54 per share)	—	—	—	—	(13,587)	—	—	(13,587)
Treasury stock purchased	(480)	—	—	—	—	—	(12,249)	(12,249)
Forfeited shares	(55)	—	218	1,256	—	—	(1,474)	—
Exercise of stock options	235	—	—	—	(3,042)	—	6,063	3,021
Restricted stock grants	159	—	(677)	(3,817)	—	—	4,494	—
Stock-based compensation	—	—	726	1,385	—	—	—	2,111
Net tax benefit related to stock-based compensation	—	—	1,428	—	—	—	—	1,428
Other, net	(55)	—	(14)	—	—	—	(1,336)	(1,350)
Balance at September 30, 2013	24,952	$265	$587,041	$(4,211)	$135,991	$(7,029)	$(38,862)	$673,195

Balance at December 31, 2013	25,036	$265	$587,247	$(5,563)	$141,958	$(9,057)	$(36,788)	$678,062

Comprehensive income:
Net income	—	—	—	—	22,347	—	—	22,347
Other comprehensive income	—	—	—	—	—	11,265	—	11,265
Total comprehensive income								33,612
Cash dividends declared ($0.54 per share)	—	—	—	—	(13,694)	—	—	(13,694)
Treasury stock purchased	(100)	—	—	—	—	—	(2,468)	(2,468)
Forfeited shares	(7)	—	(6)	176	—	—	(170)	—
Exercise of stock options	89	—	—	—	(1,163)	—	2,215	1,052
Restricted stock grants	175	—	(3)	(4,319)	—	—	4,322	—
Stock-based compensation	—	—	41	2,816	—	—	—	2,857
Net tax benefit related to stock-based compensation	—	—	(1,973)	—	—	—	—	(1,973)
Other, net	(20)	—	(6)	—	—	—	(505)	(511)
Balance at September 30, 2014	25,173	$265	$585,300	$(6,890)	$149,448	$2,208	$(33,394)	$696,937

The accompanying notes are an integral part of these consolidated financial statements.

 BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$22,347	$30,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,070	8,278
Net amortization of securities	1,380	1,199
Change in unamortized net loan costs and premiums	(2,260)	(7,152)
Premises and equipment depreciation and amortization expense	6,127	5,382
Stock-based compensation expense	2,855	2,111
Accretion of purchase accounting entries, net	(4,989)	(17,732)
Amortization of other intangibles	3,816	4,029
Write down of other real estate owned	160	—
Excess tax loss from stock-based payment arrangements	(101)	(1,428)
Income from cash surrender value of bank-owned life insurance policies	(2,219)	(2,101)
Gain on sales of securities, net	(482)	(1,366)
Net (increase) decrease in loans held for sale	(13,251)	58,304
Loss on disposition of assets	668	3,880
Loss (gain) on sale of real estate	148	(48)
Loss on termination of hedges	3,237	—
Net change in other	(7,493)	21,640
Net cash provided by operating activities	21,013	105,602

Cash flows from investing activities:
Net decrease in trading security	403	381
Proceeds from sales of securities available for sale	143,488	8,592
Proceeds from maturities, calls and prepayments of securities available for sale	102,425	91,153
Purchases of securities available for sale	(524,809)	(331,269)
Proceeds from maturities, calls and prepayments of securities held to maturity	3,761	6,857
Purchases of securities held to maturity	(1,436)	(2,758)
Net change in loans	(374,616)	(23,930)
Purchases of bank owned life insurance	—	(10,000)
Proceeds from sale of Federal Home Loan Bank stock	5,213	2,361
Purchase of Federal Home Loan Bank stock	(9,576)	(4,918)
Net investment in limited partnership tax credits	(2,884)	—
Proceeds from the sale of premises and equipment	2,315	—
Purchase of premises and equipment, net	(6,224)	(8,916)
Acquisitions, net of cash paid	423,416	—
Proceeds from sale of other real estate	1,571	1,790
Net cash (used in) provided by in investing activities	(236,953)	(270,657)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Nine Months Ended September 30,
(In thousands)	2014	2013

Cash flows from financing activities:
Net increase (decrease) in deposits	249,507	(216,539)
Proceeds from Federal Home Loan Bank advances and other borrowings	4,722,052	935,656
Repayments of Federal Home Loan Bank advances and other borrowings	(4,745,324)	(554,060)
Purchase of treasury stock	(2,468)	(12,249)
Exercise of stock options	1,052	3,021
Excess tax loss from stock-based payment arrangements	101	1,428
Common stock cash dividends paid	(13,694)	(13,587)
Net cash provided by financing activities	211,226	143,670

Net change in cash and cash equivalents	(4,714)	(21,385)

Cash and cash equivalents at beginning of year	75,539	98,244

Cash and cash equivalents at end of year	$70,825	$76,859

Supplemental cash flow information:
Interest paid on deposits	$13,901	$15,707
Interest paid on borrowed funds	7,719	10,550
Income taxes paid, net	473	(4,023)

Acquisition of non-cash assets and liabilities:
Assets acquired	18,064	—
Liabilities assumed	(441,550)	(1,672)

Other non-cash changes:
Other net comprehensive income (loss)	8,028	(4,050)
Real estate owned acquired in settlement of loans	3,975	3,374

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

Future Application of Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-14 related to classification of certain government-guaranteed mortgage loans upon foreclosure.  The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The pronouncement is effective for interim and annual reporting periods beginning after December 15, 2014.  The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-04 related to reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure.  The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The pronouncement states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) The creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) The borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both: (1) The amount of foreclosed residential real estate property held by the creditor; and (2) The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The pronouncement is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-01 related to accounting for investments in qualified affordable housing projects.  The pronouncement permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. The pronouncement is effective for interim and annual reporting periods beginning after December 15, 2014. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments.  If elected, the policy change is not expected to have a material impact on our consolidated financial statements.

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

Direct acquisition and integration costs of the branch acquisition were expensed as incurred, and totaled $3.7 million during the nine months ending September 30, 2014 and $1.1 million during the same period of 2013.

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

The unaudited pro forma information, for the nine months ended September 30, 2014 and 2013, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to additional investments and borrowing reductions as a result of the branch acquisition.  Direct acquisition and integration-related costs incurred by the Company during 2014 are reversed; as those expenses are assumed to have occurred prior to 2013.  Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities beyond investment of cash received from deposits, or anticipated cost-savings.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited)
	Nine months ended September 30,
	2014	2013

Net interest income	$133,170	$133,991
Non-interest income	33,779	46,283
Net income	24,971	30,561

Pro forma earnings per share:
Basic	$1.01	$1.23
Diluted	$1.01	$1.22

NOTE 3.                                              TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $12.7 million and $13.1 million, and a fair value of $14.7 million and $14.8 million, at September 30, 2014 and December 31, 2013, respectively. As discussed further in Note 13 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at September 30, 2014.

NOTE 4. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Securities available for sale
Debt securities:
Municipal bonds and obligations	$129,981	$5,781	$(238)	$135,524
Government-guaranteed residential mortgage-backed securities	74,127	490	(335)	74,282
Government-sponsored residential mortgage-backed securities	780,475	3,401	(6,305)	777,571
Corporate bonds	2,556	—	—	2,556
Trust preferred securities	15,620	874	(1,096)	15,398
Other bonds and obligations	3,232	—	(78)	3,154
Total debt securities	1,005,991	10,546	(8,052)	1,008,485
Marketable equity securities	48,993	3,684	(2,197)	50,480
Total securities available for sale	1,054,984	14,230	(10,249)	1,058,965

Securities held to maturity
Municipal bonds and obligations	4,004	—	—	4,004
Government-sponsored residential mortgage-backed securities	71	3	—	74
Tax advantaged economic development bonds	38,189	1,385	(213)	39,361
Other bonds and obligations	332	—	—	332
Total securities held to maturity	42,596	1,388	(213)	43,771

Total	$1,097,580	$15,618	$(10,462)	$1,102,736

December 31, 2013
Securities available for sale
Debt securities:
Municipal bonds and obligations	$77,852	$1,789	$(1,970)	$77,671
Government-guaranteed residential mortgage-backed securities	78,885	544	(658)	78,771
Government-sponsored residential mortgage-backed securities	531,441	2,000	(10,783)	522,658
Corporate bonds	40,945	157	(1,822)	39,280
Trust preferred securities	16,927	1,249	(1,565)	16,611
Other bonds and obligations	3,250	—	(166)	3,084
Total debt securities	749,300	5,739	(16,964)	738,075
Marketable equity securities	20,042	2,266	(335)	21,973
Total securities available for sale	769,342	8,005	(17,299)	760,048

Securities held to maturity
Municipal bonds and obligations	4,244	—	—	4,244
Government-sponsored residential mortgage-backed securities	73	2	—	75
Tax advantaged economic development bonds	40,260	1,255	(414)	41,101
Other bonds and obligations	344	—	—	344
Total securities held to maturity	44,921	1,257	(414)	45,764

Total	$814,263	$9,262	$(17,713)	$805,812

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at September 30, 2014 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$2,556	$2,556	$1,356	$1,356
Over 1 year to 5 years	1,257	1,268	16,980	17,860
Over 5 years to 10 years	15,586	15,879	11,446	11,410
Over 10 years	131,990	136,929	12,743	13,071
Total bonds and obligations	151,389	156,632	42,525	43,697

Marketable equity securities	48,993	50,480	—	—
Residential mortgage-backed securities	854,602	851,853	71	74

Total	$1,054,984	$1,058,965	$42,596	$43,771

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2014
Securities available for sale
Debt securities:
Municipal bonds and obligations	$6	$995	$232	$9,971	$238	$10,966
Government-guaranteed residential mortgage-backed securities	163	29,109	172	7,520	335	36,629
Government-sponsored residential mortgage-backed securities	1,373	222,117	4,932	158,167	6,305	380,284
Trust preferred securities	—	—	1,096	2,458	1,096	2,458
Other bonds and obligations	—	—	78	2,983	78	2,983
Total debt securities	1,542	252,221	6,510	181,099	8,052	433,320

Marketable equity securities	1,694	20,165	503	4,587	2,197	24,752
Total securities available for sale	3,236	272,386	7,013	185,686	10,249	458,072

Securities held to maturity
Tax advantaged economic development bonds	—	—	213	7,856	213	7,856
Total securities held to maturity	—	—	213	7,856	213	7,856

Total	$3,236	$272,386	$7,226	$193,542	$10,462	$465,928

December 31, 2013
Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,657	$17,776	$313	$1,854	$1,970	$19,630
Government guaranteed residential mortgage-backed securities	658	35,631	—	—	658	35,631
Government-sponsored residential mortgage-backed securities	10,783	423,203	—	—	10,783	423,203
Corporate bonds	1,822	29,124	—	—	1,822	29,124
Trust preferred securities	—	—	1,565	2,039	1,565	2,039
Other bonds and obligations	166	3,082	—	—	166	3,082
Total debt securities	15,086	508,816	1,878	3,893	16,964	512,709

Marketable equity securities	117	1,653	218	1,782	335	3,435
Total securities available for sale	15,203	510,469	2,096	5,675	17,299	516,144

Securities held to maturity
Tax advantaged economic development bonds	57	9,429	357	7,901	414	17,330
Total securities held to maturity	57	9,429	357	7,901	414	17,330

Total	$15,260	$519,898	$2,453	$13,576	$17,713	$533,474

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2014, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2014:

AFS municipal bonds and obligations

At September 30, 2014, 17 of the total 185 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.1% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market.  At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk.  There were no material underlying credit downgrades during the third quarter of 2014.  All securities are performing.

AFS residential mortgage-backed securities

At September 30, 2014, 65 out of the total 197 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.6% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the past quarter. All securities are performing.

AFS trust preferred securities

At September 30, 2014, 2 out of the total 5 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 30.8% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis. Of the 2 securities, 1 security is investment grade rated.  The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

At September 30, 2014, $1.0 million of the total unrealized losses was attributable to a $2.8 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security collateralized by banking and insurance entities. The Company evaluated the security, with a Level 3 fair value of $1.5 million, for potential other-than-temporary-impairment (“OTTI”) at September 30, 2014 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $57.2 million in excess subordination above current and projected losses. The security is performing.

AFS other bonds and obligations

At September 30, 2014, 4 of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2014. All securities are performing.

HTM tax advantaged economic development bonds

At September 30, 2014, 1 of the total 7 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 2.6% of the amortized cost of securities in unrealized loss positions. The Company has the intent of maintaining these bonds to recovery. These securities are performing. The Company expects to receive all future cash flows associated with these securities.

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

At September 30, 2014, 12 out of the total 30 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 8.2% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until recovery of their cost basis and does not consider the securities other-than-temporarily impaired at September 30, 2014.  As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from the acquisitions of the 20 acquired branches, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	September 30, 2014			December 31, 2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total

Residential mortgages:
1-4 family	$1,136,351	$284,966	$1,421,317	$1,027,737	$333,367	$1,361,104
Construction	23,512	1,032	24,544	18,158	5,012	23,170
Total residential mortgages	1,159,863	285,998	1,445,861	1,045,895	338,379	1,384,274

Commercial real estate:
Construction	152,060	6,601	158,661	125,247	13,770	139,017
Single and multi-family	122,239	58,143	180,382	63,493	64,827	128,320
Other commercial real estate	1,032,612	223,745	1,256,357	871,271	278,512	1,149,783
Total commercial real estate	1,306,911	288,489	1,595,400	1,060,011	357,109	1,417,120

Commercial and industrial loans:
Asset based lending	341,584	—	341,584	294,241	3,130	297,371
Other commercial and industrial loans	338,454	52,922	391,376	323,196	66,726	389,922
Total commercial and industrial loans	680,038	52,922	732,960	617,437	69,856	687,293

Total commercial loans	1,986,949	341,411	2,328,360	1,677,448	426,965	2,104,413

Consumer loans:
Home equity	248,500	67,593	316,093	232,677	74,154	306,831
Auto and other	338,436	124,032	462,468	213,171	171,834	385,005
Total consumer loans	586,936	191,625	778,561	445,848	245,988	691,836

Total loans	$3,733,748	$819,034	$4,552,782	$3,169,191	$1,011,332	$4,180,523

The carrying amount of the acquired loans at September 30, 2014 totaled $819 million.  These loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, with a carrying amount of $19 million (and a note balance of $34 million) and loans that were considered not impaired at the acquisition date with a carrying amount of $800 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

	Three Months Ended September 30,
(In thousands)	2014	2013
Balance at beginning of period	$2,440	$3,328
Sales	—	—
Change in accretable difference based on re-estimation of cash flows	1,214	2,125
Accretion	(458)	(1,547)
Balance at end of period	$3,196	$3,906

	Nine months ended September 30,
(In thousands)	2014	2013
Balance at beginning of period	$2,559	$8,247
Acquisitions	—	—
Sales	—	(301)
Change in accretable difference based on re-estimation of cash flows	2,644	2,125
Accretion	(2,007)	(6,165)
Balance at end of period	$3,196	$3,906

The following is a summary of past due loans at September 30, 2014 and December 31, 2013:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2014
Residential mortgages:
1-4 family	$2,290	$347	$4,720	$7,357	$1,128,994	$1,136,351	$1,524
Construction	—	—	—	—	23,512	23,512	—
Total	2,290	347	4,720	7,357	1,152,506	1,159,863	1,524
Commercial real estate:
Construction	—	—	621	621	151,439	152,060	—
Single and multi-family	201	160	668	1,029	121,210	122,239	121
Other commercial real estate	2,610	340	10,084	13,034	1,019,578	1,032,612	867
Total	2,811	500	11,373	14,684	1,292,227	1,306,911	988
Commercial and industrial loans:
Asset based lending	—	661	—	661	340,923	341,584	—
Other commercial and industrial loans	390	180	1,190	1,760	336,694	338,454	6
Total	390	841	1,190	2,421	677,617	680,038	6
Consumer loans:
Home equity	431	81	1,821	2,333	246,167	248,500	424
Auto and other	707	75	364	1,146	337,290	338,436	27
Total	1,138	156	2,185	3,479	583,457	586,936	451
Total	$6,629	$1,844	$19,468	$27,941	$3,705,807	$3,733,748	$2,969

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2013
Residential mortgages:
1-4 family	$2,500	$623	$7,382	$10,505	$1,017,232	$1,027,737	$1,451
Construction	—	—	41	41	18,117	18,158	—
Total	2,500	623	7,423	10,546	1,035,349	1,045,895	1,451
Commercial real estate:
Construction	174	—	3,176	3,350	121,897	125,247	—
Single and multi-family	139	654	679	1,472	62,021	63,493	168
Other commercial real estate	622	4,801	6,912	12,335	858,936	871,271	865
Total	935	5,455	10,767	17,157	1,042,854	1,060,011	1,033
Commercial and industrial loans:
Asset based lending	—	—	—	—	294,241	294,241	—
Other commercial and industrial loans	1,136	386	1,477	2,999	320,197	323,196	42
Total	1,136	386	1,477	2,999	614,438	617,437	42
Consumer loans:
Home equity	732	54	1,655	2,441	230,236	232,677	572
Auto and other	524	231	390	1,145	212,026	213,171	142
Total	1,256	285	2,045	3,586	442,262	445,848	714
Total	$5,827	$6,749	$21,712	$34,288	$3,134,903	$3,169,191	$3,240

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2014
Residential mortgages:
1-4 family	$1,047	$301	$2,576	$3,924	$281,042	$284,966	$962
Construction	—	—	—	—	1,032	1,032	—
Total	1,047	301	2,576	3,924	282,074	285,998	962
Commercial real estate:
Construction	686	—	806	1,492	5,109	6,601	806
Single and multi-family	728	267	579	1,574	56,569	58,143	508
Other commercial real estate	88	122	1,736	1,946	221,799	223,745	—
Total	1,502	389	3,121	5,012	283,477	288,489	1,314
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	142	97	1,199	1,438	51,484	52,922	158
Total	142	97	1,199	1,438	51,484	52,922	158
Consumer loans:
Home equity	466	204	583	1,253	66,340	67,593	98
Auto and other	1,593	148	1,507	3,248	120,784	124,032	66
Total	2,059	352	2,090	4,501	187,124	191,625	164
Total	$4,750	$1,139	$8,986	$14,875	$804,159	$819,034	$2,598

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2013
Residential mortgages:
1-4 family	$1,891	$437	$2,577	$4,905	$328,462	$333,367	$805
Construction	134	32	625	791	4,221	5,012	501
Total	2,025	469	3,202	5,696	332,683	338,379	1,306
Commercial real estate:
Construction	—	—	805	805	12,965	13,770	805
Single and multi-family	350	188	1,335	1,873	62,954	64,827	512
Other commercial real estate	537	518	6,108	7,163	271,349	278,512	2,925
Total	887	706	8,248	9,841	347,268	357,109	4,242
Commercial and industrial loans:
Asset based lending	—	—	—	—	3,130	3,130	—
Other commercial and industrial loans	440	135	1,239	1,814	64,912	66,726	318
Total	440	135	1,239	1,814	68,042	69,856	318
Consumer loans:
Home equity	425	545	636	1,606	72,548	74,154	35
Auto and other	2,606	641	1,641	4,888	166,946	171,834	82
Total	3,031	1,186	2,277	6,494	239,494	245,988	117
Total	$6,383	$2,496	$14,966	$23,845	$987,487	$1,011,332	$5,983

The following is summary information pertaining to non-accrual loans at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$3,196	$1,614	$4,810	$5,931	$1,772	$7,703
Construction	—	—	—	41	123	164
Total	3,196	1,614	4,810	5,972	1,895	7,867

Commercial real estate:
Construction	621	—	621	3,176	—	3,176
Single and multi-family	547	71	618	511	823	1,334
Other commercial real estate	9,217	1,736	10,953	6,047	3,183	9,230
Total	10,385	1,807	12,192	9,734	4,006	13,740

Commercial and industrial loans:
Other commercial and industrial loans	1,184	1,041	2,225	1,434	921	2,355
Total	1,184	1,041	2,225	1,434	921	2,355

Consumer loans:
Home equity	1,397	485	1,882	1,083	602	1,685
Auto and other	337	1,441	1,778	249	1,559	1,808
Total	1,734	1,926	3,660	1,332	2,161	3,493

Total non-accrual loans	$16,499	$6,388	$22,887	$18,472	$8,983	$27,455

Loans evaluated for impairment as of September 30, 2014 and December 31, 2013 were as follows:

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
September 30, 2014
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$3,808	$22,018	$1,113	$749	$27,688
Collectively evaluated	1,156,055	1,284,893	678,925	586,187	3,706,060
Total	$1,159,863	$1,306,911	$680,038	$586,936	$3,733,748

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2013
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$6,237	$22,429	$1,380	$515	$30,561
Collectively evaluated for impairment	1,039,658	1,037,582	616,057	445,333	3,138,630
Total	$1,045,895	$1,060,011	$617,437	$445,848	$3,169,191

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
September 30, 2014
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$934	$4,625	$60	$184	$5,803
Collectively evaluated	285,064	283,864	52,862	191,441	813,231
Total	$285,998	$288,489	$52,922	$191,625	$819,034

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2013
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$1,568	$6,295	$367	$154	$8,384
Collectively evaluated for impairment	336,811	350,814	69,489	245,834	1,002,948
Total	$338,379	$357,109	$69,856	$245,988	$1,011,332

The following is a summary of impaired loans at September 30, 2014:

Business Activities Loans

	At September 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,453	$3,453	$—
Other commercial real estate loans	15,047	15,047	—
Commercial real esate - construction	621	621	—
Other commercial and industrial loans	552	552	—
Consumer - home equity	630	630	—
Consumer - other	119	119	—

With an allowance recorded:
Residential mortgages - 1-4 family	$325	$355	$30
Other commercial real estate loans	3,941	6,350	2,409
Other commercial and industrial loans	249	561	312

Total
Residential mortgages	$3,778	$3,808	$30
Commercial real estate	19,609	22,018	2,409
Commercial and industrial loans	801	1,113	312
Consumer	749	749	—
Total impaired loans	$24,937	$27,688	$2,751

Acquired Loans

	At September 30, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$934	$934	$—
Other commercial real estate loans	4,625	4,625	—
Other commercial and industrial loans	60	60	—
Consumer - home equity	184	184	—

With an allowance recorded:
Residential mortgages - 1-4 family	$—	$—	$—
Other commercial real estate loans	—	—	—
Other commercial and industrial loans	—	—	—

Total
Residential mortgages	$934	$934	$—
Commercial real estate	4,625	4,625	—
Commercial and industrial loans	60	60	—
Consumer	184	184	—
Total impaired loans	$5,803	$5,803	$—

The following is a summary of impaired loans at December 31, 2013:

Business Activities Loans

	At December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,406	$3,406	$—
Commercial real estate - construction	3,176	3,176	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	18,909	18,909	—
Other commercial and industrial loans	811	811	—
Consumer - home equity	270	270	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,926	$2,831	$905
Commercial real estate - construction	—	—	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	125	344	219
Other commercial and industrial loans	514	569	55
Consumer - home equity	142	245	103

Total
Residential mortgages	$5,332	$6,237	$905
Commercial real estate	22,210	22,429	219
Commercial and industrial loans	1,325	1,380	55
Consumer	412	515	103
Total impaired loans	$29,279	$30,561	$1,282

Acquired Loans

	At December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$381	$381	$—
Other commercial real estate loans	3,853	3,853	—
Other commercial and industrial loans	367	367	—

With an allowance recorded:
Residential mortgages - 1-4 family	$957	$1,187	$230
Other commercial real estate loans	1,954	2,442	488
Consumer - home equity	115	154	39

Total
Residential mortgages	$1,338	$1,568	$230
Other commercial real estate loans	5,807	6,295	488
Other commercial and industrial loans	367	367	—
Consumer - home equity	115	154	39
Total impaired loans	$7,627	$8,384	$757

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of September 30, 2014 and 2013:

Business Activities Loans

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$4,342	$140	$4,873	$64
Commercial real estate - construction	16,765	470	2,332	25
Other commercial real estate loans	2,117	—	23,538	547
Commercial and industrial loans	1,582	60	1,182	34
Consumer - home equity	411	9	1,145	8
Consumer - other	122	3	130	2

With an allowance recorded:
Residential mortgages - 1-4 family	$396	$3	$1,569	$9
Commercial real estate - construction	3,776	30	1,938	—
Other commercial real estate loans	593	4	86	—
Commercial and industrial loans	—	—	759	—
Consumer - home equity	—	—	55	—

Total
Residential mortgages	$4,738	$143	$6,442	$73
Commercial real estate	23,251	504	27,894	572
Commercial and industrial loans	1,582	60	1,941	34
Consumer loans	533	12	1,330	10
Total impaired loans	$30,104	$719	$37,607	$689

Acquired Loans

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$1,046	$8	$410	$3
Other commercial real estate loans	5,575	146	3,035	53
Commercial and industrial loans	457	13	182	—
Consumer - home equity	55	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$164	$4	$566	$3
Other commercial real estate loans	—	—	1,163	6

Total
Residential mortgages	$1,210	$12	$976	$6
Other commercial real estate loans	5,575	146	4,198	59
Commercial and industrial loans	457	13	182	—
Consumer loans	55	—	—	—
Total impaired loans	$7,297	$171	$5,356	$65

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

The following tables include the recorded investment and number of modifications identified during the three and nine months ended September 30, 2014 and for the nine months ended September 30, 2013, respectively.  There were no modifications identified for the three months ended September 30, 2013.  The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and nine months ending September 30, 2014 were attributable to interest rate concessions, maturity date extensions and released collateral.  The modifications for the nine months ending September 30, 2013 were attributable to interest rate concessions and maturity date extensions.

	Modifications by Class
	Three months ending September 30, 2014
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	2	$231	$232
Commercial - Single and multifamily	—	—	—
Commercial - Other	1	1,596	1,596
	3	$1,827	$1,828

	Modifications by Class
	Nine months ending September 30, 2014
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	5	$600	$598
Commercial - Single and multifamily	1	623	623
Commercial - Other	7	6,400	6,400
	13	$7,623	$7,621

	Modifications by Class
	Nine months ending September 30, 2013
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	5	$941	$941
Residential - Construction	1	320	320
Commercial - Single and multifamily	2	2,366	2,406
Commercial - Other	10	3,882	3,450
Commercial business - Other	4	100	100
	22	$7,609	$7,217

The following table discloses the recorded investment and number of modifications for TDRs within the last three and nine months where a concession has been made, that then defaulted in the respective reporting period.

	Modifications that Subsequently Defaulted
	Three months ending September 30, 2014
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial and industrial - Other	—	$—

	Modifications that Subsequently Defaulted
	Nine months ending September 30, 2014
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial and industrial - Other	2	$158

	Modifications that Subsequently Defaulted
	Three months ending September 30, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	1	$37
Commercial - Other	5	929
Commercial and industrial - Other	1	—
	7	$966

	Modifications that Subsequently Defaulted
	Nine months ending September 30, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	5	$261
Commercial - Other	5	929
Commercial and industrial - Other	1	—
	11	$1,190

The following table presents the Company’s TDR activity for the three and nine months ended September 30, 2014 and 2013:

	Three months ending
	September 30,
(In thousands)	2014	2013
Balance at beginning of the period	$15,113	$10,160
Principal Payments	(339)	(55)
TDR Status Change (1)	(245)	—
Other Reductions (2)	—	156
Newly Identified TDRs	1,828	—
Balance at end of the period	$16,357	$10,261

	Nine months ending
	September 30,
(In thousands)	2014	2013
Balance at beginning of the period	$10,822	$4,626
Principal Payments	(1,299)	(92)
TDR Status Change (1)	(886)	(1,164)
Other Reductions (2)	99	(326)
Newly Identified TDRs	7,621	7,217
Balance at end of the period	$16,357	$10,261

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

NOTE 6.                                              LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 was as follows:

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
September 30, 2014
Balance at beginning of period	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Charged-off loans	1,253	2,327	2,007	806	—	6,393
Recoveries on charged-off loans	118	8	87	229	—	442
Provision for loan losses	(224)	4,966	1,534	2,278	(26)	8,528
Balance at end of period	$5,578	$16,352	$4,787	$5,345	$42	$32,104
Individually evaluated for impairment	30	2,409	312	—	—	2,751
Collectively evaluated	5,548	13,943	4,475	5,345	42	29,353
Total	$5,578	$16,352	$4,787	$5,345	$42	$32,104

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
September 30, 2013
Balance at beginning of period	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Charged-off loans	1,180	3,293	1,631	815	—	6,919
Recoveries on charged-off loans	153	500	87	180	—	920
Provision for loan losses	1,827	779	1,472	2,309	(339)	6,048
Balance at end of period	$6,728	$16,849	$5,533	$3,140	$(310)	$31,940
Individually evaluated for impairment	697	783	441	21	—	1,942
Collectively evaluated	6,031	16,066	5,092	3,119	(310)	29,998
Total	$6,728	$16,849	$5,533	$3,140	$(310)	$31,940

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
September 30, 2014
Balance at beginning of period	$625	$2,339	$597	$235	$—	$3,796
Charged-off loans	1,087	1,287	422	1,004	—	3,800
Recoveries on charged-off loans	171	1	101	51	—	324
Provision for loan losses	818	5	725	994	—	2,542
Balance at end of period	$527	$1,058	$1,001	$276	$—	$2,862
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated	527	1,058	1,001	276	—	2,862
Total	$527	$1,058	$1,001	$276	$—	$2,862

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
September 30, 2013
Balance at beginning of period	$509	$390	$96	$314	$8	$1,317
Charged-off loans	437	933	200	886	—	2,456
Recoveries on charged-off loans	1	11	80	125	—	217
Provision for loan losses	360	806	430	705	(71)	2,230
Balance at end of period	$433	$274	$406	$258	$(63)	$1,308
Individually evaluated for impairment	233	374	—	—	—	607
Collectively evaluated	200	(100)	406	258	(63)	701
Total	$433	$274	$406	$258	$(63)	$1,308

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans.  At September 30, 2014, the allowance for loan losses related to acquired loans was $2.9 million using the above mentioned criteria.

The Company presented several tables within this footnote separately for business activity loans and acquired loans in order to distinguish the credit performance of the acquired loans from the business activity loans.

The following table presents the Company’s loans by risk rating at September 30, 2014 and December 31, 2013:

Business Activities Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Grade:
Pass	$1,131,284	$1,019,732	$23,512	$18,117	$1,154,796	$1,037,849
Special mention	347	623	—	—	347	623
Substandard	4,720	7,382	—	41	4,720	7,423
Total	$1,136,351	$1,027,737	$23,512	$18,158	$1,159,863	$1,045,895

Commercial Real Estate

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Grade:
Pass	$149,266	$120,071	$119,092	$59,636	$964,548	$800,672	$1,232,906	$980,379
Special mention	—	—	—	140	3,068	8,150	3,068	8,290
Substandard	2,794	5,176	3,147	3,717	64,923	61,807	70,864	70,700
Doubtful	—	—	—	—	73	642	73	642
Total	$152,060	$125,247	$122,239	$63,493	$1,032,612	$871,271	$1,306,911	$1,060,011

Commercial and Industrial Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Grade:
Pass	$341,584	$294,241	$329,989	$313,984	$671,573	$608,225
Special mention	—	—	950	884	950	884
Substandard	—	—	7,515	7,725	7,515	7,725
Doubtful	—	—	—	603	—	603
Total	$341,584	$294,241	$338,454	$323,196	$680,038	$617,437

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Performing	$247,103	$231,594	$338,099	$212,922	$585,202	$444,516
Nonperforming	1,397	1,083	337	249	1,734	1,332
Total	$248,500	$232,677	$338,436	$213,171	$586,936	$445,848

Acquired Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Grade:
Pass	$282,089	$330,353	$1,032	$1,081	$283,121	$331,434
Special mention	301	437	—	—	301	437
Substandard	2,576	2,577	—	3,931	2,576	6,508
Total	$284,966	$333,367	$1,032	$5,012	$285,998	$338,379

Commercial Real Estate

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Grade:
Pass	$4,357	$7,154	$45,213	$46,961	$205,393	$254,787	$254,963	$308,902
Special mention	—	—	625	4,799	5,650	9,034	6,275	13,833
Substandard	2,244	6,616	12,305	13,067	12,702	14,691	27,251	34,374
Total	$6,601	$13,770	$58,143	$64,827	$223,745	$278,512	$288,489	$357,109

Commercial and Industrial Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Grade:
Pass	$—	$3,130	$46,508	$59,615	$46,508	$62,745
Special mention	—	—	1,981	2,396	1,981	2,396
Substandard	—	—	4,433	4,715	4,433	4,715
Total	$—	$3,130	$52,922	$66,726	$52,922	$69,856

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Performing	$67,108	$73,552	$122,591	$170,275	$189,699	$243,827
Nonperforming	485	602	1,441	1,559	1,926	2,161
Total	$67,593	$74,154	$124,032	$171,834	$191,625	$245,988

The following table summarizes information about total loans rated Special Mention or lower as of September 30, 2014 and December 31, 2013. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	September 30, 2014			December 31, 2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$16,499	$6,388	$22,887	$18,472	$8,983	$27,455
Substandard Accruing	68,859	29,961	98,820	70,667	38,891	109,558
Total Classified	85,358	36,349	121,707	89,139	47,874	137,013
Special Mention	4,521	8,910	13,431	10,081	17,853	27,934
Total Criticized	$89,879	$45,259	$135,138	$99,220	$65,727	$164,947

NOTE 7.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2014	December 31, 2013
Time less than $100,000	$524,752	$490,902
Time $100,000 or more	904,479	510,746
Total time deposits	$1,429,231	$1,001,648

Included in time deposits are brokered deposits of $329.5 million and $23.4 million at September 30, 2014 and December 31, 2013, respectively.  Also included are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $40.4 million at September 30, 2014.  There were no CDARS deposits at December 31, 2013.

NOTE 8.               BORROWED FUNDS

Borrowed funds at September 30, 2014 and December 31, 2013 are summarized, as follows:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
(dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$877,000	0.21%	$862,510	0.22%
Other Borrowings	10,000	1.80	10,000	1.92
Total short-term borrowings:	887,000	0.23	872,510	0.24
Long-term borrowings:
Advances from the FHLBB	64,105	0.94	101,918	1.23
Subordinated borrowings	74,266	7.00	74,215	7.00
Junior subordinated borrowings	15,464	2.08	15,464	2.09
Total long-term borrowings:	153,835	3.98	191,597	3.53
Total	$1,040,835	0.77%	$1,064,107	0.83%

The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended September 30, 2014 and December 31, 2013.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended September 30, 2014 and December 31, 2013.

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at September 30, 2014 include callable advances totaling $5.0 million, and amortizing advances totaling $5.3 million.  The advances outstanding at December 31, 2013 include callable advances totaling $5.0 million, and amortizing advances totaling $5.5 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Fixed rate advances maturing:
2014	$779,371	0.21%	$882,525	0.28%
2015	150,000	0.26	—	—
2016	1,535	0.85	1,583	0.79
2017	5,000	4.33	5,000	4.33
2018 and beyond	5,199	3.84	5,320	3.83
Total fixed rate advances	$941,105	0.26%	$894,428	0.35%

Variable rate advances maturing:
2014	$—	—%	$10,000	0.32%
2015	—	—	20,000	0.30
2016	—	—	10,000	0.30
2017	—	—	—	—
2018 and beyond	—	—	30,000	0.30
Total variable rate advances	$—	—%	$70,000	0.30%
Total FHLBB advances	$941,105	0.26%	$964,428	0.32%

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 511.3 basis points.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.08% and 2.09% at September 30, 2014 and December 31, 2013, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 9.               STOCKHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

				Regulatory Minimum
	September 30, 2014	December 31, 2013		to be Well Capitalized

Company (consolidated)
Total capital to risk weighted assets	11.6%	N/A	%	10.0%

Tier 1 capital to risk weighted assets	9.3	N/A		6.0

Tier 1 capital to average assets	7.1	N/A		5.0

Bank
Total capital to risk weighted assets	11.0%	11.6%		10.0%

Tier 1 capital to risk weighted assets	9.5	10.0		6.0

Tier 1 capital to average assets	7.3	8.0		5.0

At each date shown, the Company and the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	September 30, 2014	December 31, 2013
Other accumulated comprehensive income (loss), before tax:
Net unrealized holding gain (loss) on AFS securities	$3,981	$(9,294)
Net loss on effective cash flow hedging derivatives	(43)	(2,289)
Net loss on terminated swap	—	(3,237)
Net unrealized holding (loss) gain on pension plans	(438)	17

Income taxes related to items of accumulated other comprehensive income (loss):
Net unrealized holding gain (loss) on AFS securities	(1,486)	3,518
Net loss on effective cash flow hedging derivatives	17	923
Net loss on terminated swap	—	1,312
Net unrealized holding (loss) gain on pension plans	177	(7)
Accumulated other comprehensive income (loss)	$2,208	$(9,057)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2014
Net unrealized holding loss on AFS securities:
Net unrealized loss arising during the period	$(3,613)	$1,377	$(2,236)
Less: reclassification adjustment for (gains) realized in net income	(245)	100	(145)
Net unrealized holding gain on AFS securities	(3,858)	1,477	(2,381)

Net gain on cash flow hedging derivatives:
Net unrealized (gain) arising during the period	980	(396)	584
Less: reclassification adjustment for losses realized in net income	—	—	—
Net gain on cash flow hedging derivatives	980	(396)	584

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(455)	184	(271)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding loss on pension plans	(455)	184	(271)
Other Comprehensive Loss	$(3,333)	$1,265	$(2,068)

Three Months Ended September 30, 2013
Net unrealized holding loss on AFS securities:
Net unrealized loss arising during the period	$(82)	$17	$(65)
Less: reclassification adjustment for (gains) realized in net income	(361)	146	(215)
Net unrealized holding loss on AFS securities	(443)	163	(280)

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(785)	324	(461)
Less: reclassification adjustment for (gains) realized in net income	(367)	148	(219)
Net gain on cash flow hedging derivatives	(1,152)	472	(680)

Net gain on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	236	(95)	141
Net gain on terminated swap	236	(95)	141
Other Comprehensive Loss	$(1,359)	$540	$(819)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2014
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$13,757	$(5,197)	$8,560
Less: reclassification adjustment for (gains) realized in net income	(482)	193	(289)
Net unrealized holding gain on AFS securities	13,275	(5,004)	8,271

Net loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(3,147)	1,295	(1,852)
Less: reclassification adjustment for losses realized in net income	5,393	(2,201)	3,192
Net gain on cash flow hedging derivatives	2,246	(906)	1,340

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	3,237	(1,312)	1,925
Net loss on terminated swap	3,237	(1,312)	1,925

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(455)	184	(271)
Less: reclassification adjustment for (gains) losses realized in net income	—	—	—
Net unrealized holding loss on pension plans	(455)	184	(271)
Other Comprehensive Income	$18,303	$(7,038)	$11,265

Nine Months Ended September 30, 2013
Net unrealized holding loss on AFS securities:
Net unrealized (loss) arising during the period	$(11,774)	$4,369	$(7,405)
Less: reclassification adjustment for (gains) realized in net income	(1,366)	551	(815)
Net unrealized holding loss on AFS securities	(13,140)	4,920	(8,220)

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	7,540	(3,025)	4,515
Less: reclassification adjustment for losses realized in net income	(1,094)	440	(654)
Net gain on cash flow hedging derivatives	6,446	(2,585)	3,861

Net gain on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	707	(398)	309
Net gain on terminated swap	707	(398)	309
Other Comprehensive Loss	$(5,987)	$1,937	$(4,050)

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and nine months ended September 30, 2014 and 2013:

	Net unrealized	Net loss on	Net loss	Net unrealized
	holding (loss) gain	effective cash	on	holding loss
	on AFS	flow hedging	terminated	on
(in thousands)	Securities	derivatives	swap	pension plans	Total
Three Months Ended September 30, 2014
Balance at Beginning of Period	$4,876	$(610)	$—	$10	$4,276
Other Comprehensive Loss Before reclassifications	(2,236)	584	—	(271)	(1,923)
Amounts Reclassified from Accumulated other comprehensive income	(145)	—	—	—	(145)
Total Other Comprehensive (Loss) Income	(2,381)	584	—	(271)	(2,068)
Balance at End of Period	$2,495	$(26)	$—	$(261)	$2,208

Three Months Ended September 30, 2013
Balance at Beginning of Period	$(1,230)	$(2,016)	$(2,209)	$(755)	$(6,210)
Other Comprehensive Loss Before reclassifications	(65)	(461)	—	—	(526)
Amounts Reclassified from Accumulated other comprehensive income	(215)	(219)	141	—	(293)
Total Other Comprehensive (Loss) Income	(280)	(680)	141	—	(819)
Balance at End of Period	$(1,510)	$(2,696)	$(2,068)	$(755)	$(7,029)

Nine Months Ended September 30, 2014
Balance at Beginning of Period	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)
Other Comprehensive Loss Before reclassifications	8,560	(1,852)	—	(271)	6,437
Amounts Reclassified from Accumulated other comprehensive income	(289)	3,192	1,925	—	4,828
Total Other Comprehensive (Loss)	8,271	1,340	1,925	(271)	11,265
Balance at End of Period	$2,495	$(26)	$—	$(261)	$2,208

Nine Months Ended September 30, 2013
Balance at Beginning of Period	$6,710	$(6,557)	$(2,377)	$(755)	$(2,979)
Other Comprehensive Loss Before reclassifications	(7,405)	4,515	—	—	(2,890)
Amounts Reclassified from Accumulated other comprehensive income	(815)	(654)	309	—	(1,160)
Total Other Comprehensive (Loss) Income	(8,220)	3,861	309	—	(4,050)
Balance at End of Period	$(1,510)	$(2,696)	$(2,068)	$(755)	$(7,029)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

			Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(in thousands)	2014	2013	is Presented
Realized (gains) on AFS securities:
	$(245)	$(361)	Non-interest income
	100	146	Tax expense
	(145)	(215)	Net of tax

Realized losses on cash flow hedging derivatives:
	—	(367)	Non-interest income
	—	148	Tax expense
	—	(219)	Net of tax

Amortization of realized gains on terminated swap:
	—	236	Non-interest income
	—	(95)	Tax expense
	—	141	Net of tax
Total reclassifications for the period	$(145)	$(293)	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement Where Net Income
(in thousands)	2014	2013	Is Presented
Realized (gains) on AFS securities:
	$(482)	$(1,366)	Non-interest income
	193	551	Tax expense
	(289)	(815)	Net of tax

Realized losses on cash flow hedging derivatives:
	5,393	(1,094)	Interest income
	(2,201)	440	Tax expense
	3,192	(654)	Net of tax

Amortization of realized gains on terminated swap:
	3,237	707	Interest income
	(1,312)	(398)	Tax expense
	1,925	309	Net of tax
Total reclassifications for the period	$4,828	$(1,160)	Net of tax

NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013

Net income	$11,988	$8,104	$22,347	$30,606

Average number of common shares issued	26,525	26,525	26,525	26,525
Less: average number of treasury shares	1,360	1,519	1,400	1,403
Less: average number of unvested stock award shares	418	258	404	287
Average number of basic common shares outstanding	24,747	24,748	24,721	24,835
Plus: dilutive effect of unvested stock award shares	68	46	59	60
Plus: dilutive effect of stock options outstanding	46	79	55	106
Average number of diluted common shares outstanding	24,861	24,873	24,835	25,001

Earnings per share:
Basic	$0.48	$0.33	$0.90	$1.23
Diluted	$0.48	$0.33	$0.90	$1.22

For the nine months ended September 30, 2014, 345 thousand shares of restricted stock and 291 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the nine months ended September 30, 2013, 239 thousand shares of restricted stock and 464 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2014 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2013	334	$23.26	442	$20.41
Granted	174	24.68	—	—
Stock options exercised	—	—	(90)	11.79
Stock awards vested	(83)	22.78	—	—
Forfeited	(7)	23.54	—	—
Expired	—	—	(69)	36.50
Balance, September 30, 2014	418	$24.33	283	$20.32
Exercisable options, September 30, 2014			283	$20.63

During the nine months ended September 30, 2014 and 2013, proceeds from stock option exercises totaled $1,052 thousand and totaled $3.0 million, respectively.  During the nine months ended September 30, 2014, there were 83 thousand shares issued in connection with vested stock awards.  During the nine months ended September 30, 2013, there were 95 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $2.9 million and $2.1 million during the nine months ended September 30, 2014 and 2013, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended September 30, 2014
Net interest income	$45,786	$—	$5,163	$(6,000)	$44,949
Provision for loan losses	3,685	—	—	—	3,685
Non-interest income	12,009	2,632	6,693	(6,693)	14,641
Non-interest expense	37,388	1,983	316	—	39,687
Income before income taxes	16,722	649	11,540	(12,693)	16,218
Income tax expense (benefit)	4,426	252	(448)	—	4,230
Net income	$12,296	$397	$11,988	$(12,693)	$11,988

Average assets (in millions)	$6,249	$27	$766	$(777)	$6,265

Three months ended September 30, 2013
Net interest income (expense)	$46,808	$—	$(939)	$—	$45,869
Provision for loan losses	3,178	—	—	—	3,178
Non-interest income	9,645	2,469	9,033	(9,033)	12,114
Non-interest expense	40,229	1,981	572	2	42,784
Income before income taxes	13,046	488	7,522	(9,035)	12,021
Income tax expense (benefit)	4,313	188	(584)	—	3,917
Net income	$8,733	$300	$8,106	$(9,035)	$8,104

Average assets (in millions)	$5,259	$28	$736	$(735)	$5,287

Nine months ended September 30, 2014
Net interest income	$134,740	$—	$3,304	$(6,000)	$132,044
Provision for loan losses	11,070	—	—	—	11,070
Non-interest income	25,429	8,141	18,713	(18,713)	33,570
Non-interest expense	116,932	6,192	1,185	—	124,309
Income before income taxes	32,167	1,949	20,832	(24,713)	30,235
Income tax expense (benefit)	8,642	761	(1,515)	—	7,888
Net income	$23,525	$1,188	$22,347	$(24,713)	$22,347

Average assets (in millions)	$6,065	$27	$744	$(747)	$6,088

Nine months ended September 30, 2013
Net interest income (expense)	$131,796	$—	$12,114	$(15,000)	$128,910
Provision for loan losses	8,278	—	—	—	8,278
Non-interest income	34,664	7,851	18,523	(18,520)	42,518
Non-interest expense	112,181	6,152	1,868	1	120,202
Income before income taxes	46,001	1,699	28,769	(33,521)	42,948
Income tax expense (benefit)	13,521	656	(1,835)	—	12,342
Net income	$32,480	$1,043	$30,604	$(33,521)	$30,606

Average assets (in millions)	$5,212	$27	$746	$(743)	$5,242

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2014, the Company held derivatives with a total notional amount of $1.0 billion.  That amount included $300.0 million in forward starting interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $658.1 million and $40.9 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value.  Economic hedges included interest rate swaps totaling $593.7 million, and $64.4 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2014.

The Company pledged collateral to derivative counterparties in the form of cash totaling $1.2 million and securities with an amortized cost of $23.2 million and a fair value of $23.4 million as of September 30, 2014. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at September 30, 2014, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	4.5	0.00%	2.29%	$(42)
Total cash flow hedges	300,000				(42)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,693	15.2	0.52%	5.09%	(2,258)
Interest rate swaps on loans with commercial loan customers	290,513	6.0	2.31%	4.52%	(8,555)
Reverse interest rate swaps on loans with commercial loan customers	290,513	6.0	4.52%	2.31%	8,643
Forward sale commitments	64,392	0.2			(25)
Total economic hedges	658,111				(2,195)

Non-hedging derivatives:
Interest rate lock commitments	40,907	0.2			383
Total non-hedging derivatives	40,907				383

Total	$999,018				$(1,854)

Information about derivative assets and liabilities at December 31, 2013, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$150,000	2.5	0.25%	2.61%	$(3,102)
Forward-starting interest rate swaps on FHLBB borrowings	260,000	4.5	—	1.88%	1,015
Interest rate swaps on junior subordinated notes	15,000	0.4	2.09%	5.54%	(203)
Total cash flow hedges	425,000				(2,290)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,095	15.9	0.54%	5.09%	(1,889)
Interest rate swaps on loans with commercial loan customers	206,933	5.4	2.44%	4.68%	(6,278)
Reverse interest rate swaps on loans with commercial loan customers	206,933	5.4	4.68%	2.44%	6,286
Forward sale commitments	32,911	0.2			261
Total economic hedges	459,872				(1,620)

Non-hedging derivatives:
Interest rate lock commitments	20,199	0.2			258
Total non-hedging derivatives	20,199				258

Total	$905,071				$(3,652)

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

The Company has entered into six forward-starting interest rate swap contracts with a combined notional value of $300.0 million as of September 30, 2014.   The six forward starting swaps will become effective in 2016.  All have durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$979	$(2,155)	$(3,148)	$3,280

Reclassification of unrealized (loss) gain from accumulated other comprehensive loss to interest expense	—	803	—	2,713

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest income for termination of swaps	—	236	8,630	707

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive loss to tax expense for terminated swaps	—	(95)	(3,611)	(395)

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	(396)	597	1,270	(2,358)

Interest rate swaps on junior subordinated debentures:
Unrealized loss recognized in accumulated other comprehensive loss	—	(9)	(1)	(14)

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	—	131	204	387

Net tax expense on items recognized in accumulated other comprehensive loss	—	(47)	(80)	(149)
Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$583	$(539)	$3,264	$4,171

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$—	$913	$—	$3,232
Net interest expense recognized in interest expense on junior subordinated notes	$—	$131	$204	$387

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three and nine months ended September 30, 2014 and 2013.

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

Economic hedges

As of September 30, 2014, the Company has an interest rate swap with a $12.7 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $87.8 thousand as of September 30, 2014.  The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss) gain recognized in other non-interest income	$(84)	$(32)	$(815)	$740

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) gain recognized in other non-interest income	391	154	(1,341)	6,704

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(391)	(154)	1,341	(6,704)

Favorable (Unfavorable) change in credit valuation adjustment recognized in other non-interest income	59	(5)	70	332

Forward Commitments:
Unrealized loss recognized in other non-interest income	(25)	(822)	(694)	(822)
Realized loss in other non-interest income	(75)	231	(417)	8,377

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	$383	$976	$1,420	$976
Realized gain (loss) in other non-interest income	711	(63)	1,746	(3,423)

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its commercial banking counterparties totaling $8.9 million and $7.8 million as of September 30, 2014 and December 31, 2013, respectively.  The Company had net liability positions with its financial institution counterparties totaling $10.9 million and $11.2 million as of September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014, the Company also had a net liability position of $264 thousand with its commercial banking counterparties as compared to a $720 thousand liability at December 31, 2013.  The collateral posted by the Company that covered liability positions was $10.9 million and $11.2 million as of September 30, 2014 and December 31, 2013, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of September 30, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	8,910	(3)	8,907	—	—	8,907
Total	$8,910	$(3)	$8,907	$—	$—	$8,907

Offsetting of Financial Liabilities and Derivative Liabilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of September 30, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$(11,346)	$433	$(10,913)	$9,883	$1,030	$—
Commercial counterparties	(264)	—	(264)	—	—	(264)
Total	$(11,610)	$433	$(11,177)	$9,883	$1,030	$(264)

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	7,799	—	7,799	—	—	7,799
Total	$7,799	$—	$7,799	$—	$—	$7,799

Offsetting of Financial Liabilities and Derivative Liabilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$(13,157)	$1,913	$(11,244)	$9,544	$1,700	$—
Commercial counterparties	(720)	—	(720)	—	—	(720)
Total	$(13,877)	$1,913	$(11,964)	$9,544	$1,700	$(720)

NOTE 14. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring fair value measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,745	$14,745
Available-for-sale securities:
Municipal bonds and obligations	—	135,524	—	135,524
Governmentguaranteed residential mortgage-backed securities	—	74,282	—	74,282
Government-sponsored residential mortgage-backed securities	—	777,571	—	777,571
Corporate bonds	—	2,556	—	2,556
Trust preferred securities	—	13,850	1,548	15,398
Other bonds and obligations	—	3,154	—	3,154
Marketable equity securities	49,375	357	748	50,480
Loans held for sale	—	29,091	—	29,091
Derivative assets	—	9,343	383	9,726
Derivative liabilities	103	11,613	(77)	11,639

	December 31, 2013
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,840	$14,840
Available-for-sale securities:
Municipal bonds and obligations	—	77,671	—	77,671
Government guaranteed residential mortgage-backed securities	—	78,771	—	78,771
Government-sponsored residential mortgage-backed securities	—	522,658	—	522,658
Corporate bonds	—	39,280	—	39,280
Trust preferred securities	—	15,372	1,239	16,611
Other bonds and obligations	—	3,084	—	3,084
Marketable equity securities	20,891	357	725	21,973
Loans Held for Sale	—	15,840	—	15,840
Derivative assets	242	7,799	277	8,318
Derivative liabilities	—	11,964	—	11,964

There were no transfers between levels during the nine months ended September 30, 2014 or 2013.

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

			Aggregate Fair Value
September 30, 2014	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$29,091	$28,424	$667

			Aggregate Fair Value
December 31, 2013	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$15,840	$15,641	$199

The changes in fair value of loans held for sale for the three and nine months ended September 30, 2014, were gains of $1 thousand and $468 thousand, respectively.  The changes in fair value of loans held for sale were gains of $2.0 million and losses of $1.9 million for the three and nine months ended September 30, 2013.  The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended September 30, 2014
Balance as of June 30, 2014	$14,971	$2,217	$660	$(163)
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(91)	—	769	240
Unrealized gain included in accumulated other comprehensive loss	—	79	—	—
Paydown of trading security	(135)	—	—	—
Transfers to held for sale loans	—	—	(1,046)	—
Balance as of September 30, 2014	$14,745	$2,296	$383	$77

Nine Months Ended September 30, 2014
Balance as of December 31, 2013	$14,840	$1,964	$258	$19
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	308	—	2,563	58
Unrealized gain included in accumulated other comprehensive loss	—	332	—	—
Paydown of trading account security	(403)	—	—	—
Transfers to held for sale loans	—	—	(2,438)	—
Balance as of September 30, 2014	$14,745	$2,296	$383	$77

Unrealized gains (losses) relating to instruments still held at September 30, 2014	$—	$(1,028)	$383	$77

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended September 30, 2013
Balance as of June 30, 2013	$15,564	$1,819	$(1,507)	$1,403
Greenpark Acquisition	—	—	—	—
Unrealized (loss) gain recognized in other non-interest income	(107)	—	5,054	(1,628)
Unrealized loss included in accumulated other comprehensive loss	—	(70)	—	—
Paydown of trading security	(127)	—	—	—
Transfers to held for sale loans	—	—	(2,571)	—
Balance as of September 30, 2013	$15,330	$1,749	$976	$(225)

Nine Months Ended September 30, 2013
Balance as of December 31, 2012	$16,893	$885	$6,258	$(1,055)
Greenpark Acquisition	—	770	—	—
Unrealized (loss) gain recognized in other non-interest income	(1,180)	—	8,353	830
Unrealized loss included in accumulated other comprehensive loss	—	94	—	—
Paydown of trading account security	(383)	—	—	—
Transfers to held for sale loans	—	—	(13,635)	—
Balance as of September 30, 2013	$15,330	$1,749	$976	$(225)

Unrealized gains (losses) relating to instruments still held at September 30, 2013	$—	$(1,624)	$976	$(225)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2014	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,745	Discounted Cash Flow	Discount Rate	2.96%

Trust Preferred Securities	2,296	Discounted Cash Flow	Discount Rate	13.25%
			Credit Spread	10.18%

Forward Commitments	77	Historical Trend	Closing Ratio	91.94%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	383	Historical Trend	Closing Ratio	91.94%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$17,501

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2013	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,840	Discounted Cash Flow	Discount Rate	3.39%

Trust Preferred Securities	1,964	Discounted Cash Flow	Discount Rate	13.17%
			Credit Spread	9.45%

Forward Commitments	19	Historical Trend	Closing Ratio	94.83%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	258	Historical Trend	Closing Ratio	94.83%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$17,081

Non-recurring fair value measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	September 30, 2014	December 31, 2013	Nine months ended September 30, 2014
	Level 3	Level 3	Total
(In thousands)	Inputs	Inputs	Gains (Losses)
Assets
Impaired loans	$3,561	$5,542	$(1,981)
Capitalized mortgage servicing rights	3,845	4,112	—
Other real estate owned	4,854	2,995	(148)

Total	$12,260	$12,649	$(2,129)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands)	September 30, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$3,561	Fair value of collateral	Loss severity	.10% to 100.0% (83.35%)
			Appraised value	$0 to $1,600.0 ($1,093.5)

Capitalized mortgage servicing rights	3,845	Discounted cash flow	Constant prepayment rate (CPR)	7.30% to 18.96% (9.03%)
			Discount rate	10.00% to 13.00% (10.44%)

Other real estate owned	4,854	Fair value of collateral	Appraised value	$57 to $1,950.0 ($974.4)

Total	$12,260

(a)   Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(in thousands)	December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$5,542	Fair value of collateral	Loss severity	4.2% to 100.0% (57.41%)
			Appraised value	$0 to $900.0 ($505.4)

Capitalized mortgage servicing rights	4,112	Discounted cash flow	Constant prepayment rate (CPR)	6.96% to 15.97% (8.58%)
			Discount rate	10.00% to 13.00% (10.34%)

Other real estate owned	2,995	Fair value of collateral	Appraised value	$0 to $774.0 ($413.4)

Total	$12,649

(a)    Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2014 and December 31, 2013.

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

	September 30, 2014
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$58,624	$58,624	$58,624	$—	$—
Trading security	14,745	14,745	—	—	14,745
Securities available for sale	1,058,965	1,058,965	49,375	1,007,294	2,296
Securities held to maturity	42,596	43,771	—	—	43,771
Restricted equity securities	54,646	54,646	—	54,646	—
Net loans	4,517,816	4,560,815	—	—	4,560,815
Loans held for sale	29,091	29,091	—	29,091	—
Accrued interest receivable	17,102	17,102	—	17,102	—
Cash surrender value of bank-owned life insurance policies	103,749	103,749	—	103,749	—
Derivative assets	9,726	9,726	—	9,343	383
Assets held for sale	1,260	1,260	—	1,260	—

Financial Liabilities

Total deposits	$4,563,333	$4,565,618	—	$4,565,618	$—
Short-term debt	887,000	887,115	—	887,115	—
Long-term Federal Home Loan Bank advances	64,105	65,711	—	65,711	—
Subordinated borrowings	89,730	87,630	—	87,630	—
Derivative liabilities	11,639	11,639	103	11,613	(77)
Liabilities held for sale	—	—	—	—	—

	December 31, 2013
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$75,539	$75,539	$75,539	$—	$—
Trading security	14,840	14,840	—	—	14,840
Securities available for sale	760,048	760,048	20,891	737,193	1,964
Securities held to maturity	44,921	45,764	—	—	45,764
Restricted equity securities	50,282	50,282	—	50,282	—
Net loans	4,147,200	4,154,663	—	—	4,154,663
Loans held for sale	15,840	15,840	—	15,840	—
Accrued interest receivable	15,072	15,072	—	15,072	—
Cash surrender value of bank-owned life insurance policies	101,530	101,530	—	101,530	—
Derivative assets	8,318	8,318	242	7,799	277
Assets held for sale	3,969	3,969	—	3,969	—

Financial Liabilities

Total deposits	$3,848,529	$3,848,926	$—	$3,848,926	$—
Short-term debt	872,510	872,545	—	872,545	—
Long-term Federal Home Loan Bank advances	101,918	103,660	—	103,660	—
Subordinated borrowings	89,679	87,882	—	87,882	—
Derivative liabilities	11,964	11,964	—	11,964	—
Liabilities held for sale	24,834	24,834	—	24,834	—

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

NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net interest income	$44,949	$45,869	$132,044	$128,910
Provision for loan losses	3,685	3,178	11,070	8,278
Net interest income after provision for loan losses	$41,264	$42,691	$120,974	$120,632

NOTE 16. SUBSEQUENT EVENTS

On November 3, 2014, the Company entered into a merger agreement with Hampden Bancorp, Inc. (“Hampden”), the parent company of Hampden Bank, pursuant to which Hampden will merge with and into the Company in a transaction to be accounted for as a business combination. It is expected that Hampden Bank will also merge with and into Berkshire Bank. Headquartered in Springfield, Mass., Hampden had $706 million in total assets as of September 30, 2014 (unaudited) and, through Hampden Bank, operates 10 banking offices providing a range of banking services in Western Massachusetts.

Under the terms of this merger agreement, each outstanding share of Hampden common stock will be converted into the right to receive 0.81 of a share of Company common stock.

The transaction is subject to closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Hampden. The merger is currently expected to be completed in the second quarter of 2015. If the merger is not consummated under specified circumstances, Hampden has agreed to pay the Company a termination fee of $3.6 million during the first 45 days following date of merger agreement and $4.7 million thereafter.

This merger agreement had no effect on the Company’s financial statements for the periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2014 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 40.3% marginal income tax rate.  In the discussion, references to earnings per share refer to diluted earnings per share unless otherwise specified.

Berkshire Hills Bancorp (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Pittsfield, Massachusetts and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group.  Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter.  The Bank is one of Massachusetts’ oldest and largest independent banks and is the largest banking institution based in Western Massachusetts.  Berkshire Bank operates under the brand America’s Most Exciting Bank®.  On January 17, 2014, Berkshire completed the acquisition of 20 Central New York branches with $440 million in deposits.  On November 3, 2014, the Company entered into a definitive merger agreement to acquire Hampden Bancorp, Inc. (“Hampden”), which is headquartered in Springfield, Massachusetts.  As of June 30, 2014, Hampden had $701 million in total assets, $508 million in net loans, $492 million in deposits, and $87 million in equity.  The Company plans to complete the merger transaction in the second quarter of 2015.  Berkshire continues to pursue opportunities for both strong organic growth and growth through partnerships that deliver benefits to its constituencies.   For more information, visit www.berkshirebank.com or call 800-773-5601.

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

Goodwill and Identifiable Intangible Assets. Goodwill and identifiable intangible assets are recorded as a result of business acquisitions and combinations. These assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. When these assets are evaluated for impairment, if the carrying amount exceeds fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows and analysis of market pricing multiples.  These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

Determination of Other-Than-Temporary Impairment of Securities. The Company evaluates debt and equity securities within the Company’s available for sale and held to maturity portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the loss is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Noncredit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. In evaluating its marketable equity securities portfolios for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer.  Any OTTI on marketable equity securities is recognized immediately through earnings. Should actual factors and conditions differ materially from those expected by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

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

SELECTED FINANCIAL DATA

The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Form 10-Qs.

	At or for the Three		At or for the Nine
	Months Ended September 30,		Months Ended September 30,
	2014	2013	2014	2013

PER COMMON SHARE DATA
Net earnings, diluted	$0.48	$0.33	$0.90	$1.22
Core earnings, diluted	0.46	0.43	1.32	1.47
Total common book value	27.69	26.98	27.69	26.98
Dividends	0.18	0.18	0.54	0.54
Common stock price:
High	25.11	29.38	27.28	29.38
Low	22.37	24.34	22.06	23.38
Close	23.49	25.11	23.49	25.11

PERFORMANCE RATIOS
Return on average assets	0.77%	0.61%	0.49%	0.78%
Return on average common equity	6.95	4.74	4.31	6.07
Net interest margin, fully taxable equivalent	3.20	3.93	3.27	3.76
Fee income/Net interest and fee income	23.59	19.23	23.44	23.42

ASSET QUALITY RATIOS
Net charge-offs (period annualized)/average loans	0.28%	0.32%	0.30%	0.28%
Allowance for loan losses/total loans	0.77	0.83	0.77	0.83

CONDITION RATIOS
Stockholders’ equity to total assets	10.97%	12.35%	10.97%	12.35%
Investments to total assets	18.43	14.48	18.43	14.48
Loans/deposits	100	104	100	104

FINANCIAL DATA: (In millions)
Total assets	$6,352	$5,450	$6,352	$5,450
Total earning assets	5,765	4,856	5,765	4,856
Total loans	4,553	4,024	4,553	4,024
Allowance for loan losses	35	33	35	33
Total intangible assets	277	272	277	272
Total deposits	4,563	3,882	4,563	3,882
Total borrowings	1,041	830	1,041	830
Total common stockholders’ equity	697	673	697	673

FOR THE PERIOD: (In thousands)
Net interest income	$44,949	$45,869	$132,044	$128,910
Non-interest income	14,641	12,114	33,570	42,518
Provision for loan losses	3,685	3,178	11,070	8,278
Non-interest expense	39,687	42,784	124,309	120,202
Net income	11,988	8,104	22,347	30,606
Core income	11,369	10,749	32,697	36,692

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,413	3.86%	$1,248	3.99%	$1,391	3.99%	$1,252	4.07%
Commercial real estate	1,579	4.26	1,354	5.80	1,496	4.29	1,381	5.51
Commercial and industrial loans	717	3.79	648	6.09	702	3.86	625	4.84
Consumer loans	763	3.34	651	4.39	731	3.46	644	4.71
Total loans	4,472	3.91	3,901	5.02	4,320	4.00	3,902	4.81
Investment securities	1,170	2.98	735	2.77	1,148	3.05	661	2.93
Short term investments and loans held for sale	39	1.65	61	4.05	32	1.52	83	2.63
Total interest-earning assets	5,681	3.70	4,697	4.66	5,500	3.78	4,646	4.52
Intangible assets	278		272		278		273
Other non-interest earning assets	306		318		309		323
Total assets	$6,265		$5,287		$6,087		$5,242

Liabilities and stockholders’ equity
Deposits:
NOW	$418	0.17%	$346	0.18%	$418	0.15%	$357	0.24%
Money market	1,405	0.37	1,330	0.44	1,448	0.37	1,389	0.40
Savings	480	0.14	442	0.16	475	0.15	445	0.17
Time	1,407	0.91	1,064	1.29	1,210	1.01	1,100	1.25
Total interest-bearing deposits	3,710	0.52	3,182	0.66	3,551	0.53	3,291	0.64
Borrowings and notes	992	0.89	722	1.85	1,010	0.92	573	2.58
Total interest-bearing liabilities	4,702	0.60	3,904	0.88	4,561	0.62	3,864	0.91
Non-interest-bearing demand deposits	824		659		785		647
Other non-interest earning liabilities	49		40		50		58
Total liabilities	5,575		4,603		5,396		4,569

Total stockholders’ equity	690		684		691		673
Total liabilities and stockholders’ equity	$6,265		$5,287		$6,087		$5,242

Net interest spread		3.10%		3.78%		3.17%		3.61%
Net interest margin		3.20		3.93		3.27		3.76
Cost of funds		0.51		0.75		0.53		0.78
Cost of deposits		0.43		0.55		0.43		0.53

Supplementary data
Total deposits (In millions)	$4,535		$3,840		$4,337		$3,936
Fully taxable equivalent income adj. (In thousands)	859		652		2,429		1,925

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.
(3)	Interest income on loans held for sale is included in loan interest income on the income statement.
(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.
(5)

Purchased loan accretion totaled $1.2 million and $8.5 million for the three months ended September 30, 2014 and 2013, respectively. Purchased loan accretion totaled $5.0 million and $15.7 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

		At or for the Quarters Ended		At or for the Nine Months Ended
		Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(Dollars in thousands)		2014	2013	2014	2013
Net income (GAAP)		$11,988	$8,104	$22,347	$30,606

Non-GAAP measures
Adj: Gain on sale of securities, net		(245)	(361)	(482)	(1,366)
Adj: Loss on termination of hedges		—	—	8,792	—
Adj: Acquisition, restructuring and conversion related expenses (1)		238	7,016	6,730	12,855
Adj: Out-of-period adjustment (2)		—	(2,222)	1,381	(1,287)
Adj: Income taxes		(612)	(1,788)	(6,071)	(4,116)

Net non-core (charges) credits		(619)	2,645	10,350	6,086
Total core income (non-GAAP)	(A)	$11,369	$10,749	$32,697	$36,692
Total revenue		$59,590	$57,983	$165,614	$171,428
Adj: Gain on sale of securities and other non-recurring gain, net		(245)	(361)	(482)	(1,366)
Adj: Loss on termination of hedges		—	—	8,792	—
Adj: Out-of-period adjustment (2)		—	(2,222)	1,381	(1,287)
Total core revenue		$59,345	$55,400	$175,305	$168,775

Total non-interest expense		$39,687	$42,784	$124,310	$120,202
Less: Total non-core expense (see above)		(238)	(7,016)	(6,730)	(12,855)
Core non-interest expense		$39,449	$35,768	$117,580	$107,347

Net earnings per share, diluted (GAAP)		$0.48	$0.33	$0.90	$1.22
Non-core earnings per share, diluted		(0.02)	0.10	0.42	0.25
Core earnings per share, diluted	(A/G)	0.46	0.43	1.32	1.47

Average diluted shares outstanding (thousands) (GAAP)		24,861	24,873	24,835	25,001
Adj: dilutive potential common shares outstanding (thousands)		—	—	—	—
Average core diluted shares outstanding (thousands)	(G)	24,861	24,873	24,835	25,001

(Dollars in millions, except per share data)
Total assets, period-end (GAAP)		6,352	5,450	6,352	5,450
Less: intangible assets, period-end		277	272	277	272
Total tangible assets, period-end		6,075	5,178	6,075	5,178

Total stockholders’ equity, period-end (GAAP)		697	673	697	673
Less: intangible assets, period-end		277	272	277	272
Total tangible stockholders’ equity, period-end		420	401	420	401

(1) Acquisition, restructuring, conversion and other related expenses include $1.3 million in acquisition expenses and $5.7 million of restructuring, conversion and other expenses for the nine months ended September 30, 2014. Acquisition, restructuring, conversion and other related expenses include $7.1 million in acquisition related expenses and $5.8 million of restructuring, conversion and other expenses for the nine months ended September 30, 2013.

(2) The out of period adjustments shown above relate to interest income earned on loans acquired in bank acquisitions.

(3) The Company evaulates its non-core items to arrive at an effective non-core tax rate which is consistent with the Company’s overall tax rate analysis.

(4) Dilutive potential common shares outstanding includes the number of additional common shares that would have been outstanding from the assumption that options were exercised, and that other shares were issued upon the satisfaction of certain conditions.

(5) Average diluted shares computed for core earnings per share differ from GAAP average diluted shares in Q1 due to the GAAP net loss compared to core net income for the period.

SUMMARY

Berkshire recorded third quarter earnings of $12.0 million ($0.48 per share) in 2014, compared to $8.1 million ($0.33 per share) in 2013.  For the first nine months of the year, earnings were $22.3 million ($0.90 per share) in 2014, compared to $30.6 million ($1.22 per share) in 2013.  On January 17, 2014, Berkshire acquired 20 New York branches with $440 million in deposit balances, bringing the Company’s total branch count to 90 offices.  Following the acquisition, Berkshire extinguished certain borrowings and terminated the related cash flow hedges.  The related charges against income resulted in a first quarter loss of $1.1 million ($0.04 per share).

Berkshire recorded significant net charges which it deemed as non-core in both 2014 and 2013.  These charges were discussed in the previous section on non-GAAP financial measures.  Non-core charges in 2014 primarily related to the first quarter acquisition of New York branches.  Non-core charges in 2013 primarily related to restructuring charges in the second half of the year following a revenue downturn in the first half of the year.

Excluding net non-core charges, Berkshire’s third quarter core earnings per share increased by 7% to $0.46 in 2014 compared to $0.43 in 2013.  Beginning after the turn of the year, Berkshire has been generating higher revenue as it builds business volumes across its regional markets.  This revenue-driven positive operating leverage has led to improved core profitability.  Core earnings per share has advanced by $0.02 per share in each quarter since the fourth quarter of 2013.  For the first nine months of the year, core earnings per share totaled $1.32 in 2014 compared to $1.47 in the prior year.

Berkshire continues to pay a quarterly dividend of $0.18 per share.  This dividend equated to a 3.0% annualized yield based on the $24.02 average closing price of Berkshire’s common stock during the most recent quarter.

Third quarter 2014 financial highlights are shown below (comparisons are to prior quarter):

•              5% annualized increase in net revenue

•              9% annualized increase in total loans

•              8% annualized increase in deposits

•              6% increase in demand deposits

•              0.44% non-performing assets/assets

•              0.28% net loan charge-offs/average loans

During the most recent quarter, Berkshire recruited a five person small business banking team in Albany, following the first quarter branch purchase in New York.    A senior commercial real estate lender was added in Hartford and wealth management professionals were recruited to serve several Massachusetts markets.  Berkshire’s strong electronic banking solution was enhanced with the addition of a leading online fraud protection service, and the Company added to its solutions for mobile customers.  Berkshire’s initiatives were recognized with several marketing,  communications and philanthropic awards, and its growing small business banking team was named the top SBA lender in Western Massachusetts.  In addition, the Company recently opened a new branch located within its Westborough office, which serves as the regional headquarters in the Central Massachusetts market.

Additional initiatives undertaken in 2014 include the purchase of 20 branches in New York in January, the recruitment of a New York regional leader, the promotion of Josephine Iannelli to Executive Vice President/Chief Financial Officer, the recruitment of an SVP/Treasurer, the consolidation of four branches, and the opening of a de novo branch in the Albany area market.  In June 2014 Berkshire announced that William J. Ryan had been appointed as Chairman of the Board of Directors.  Mr. Ryan, 70, previously served as Chairman of the Board and CEO of TD Banknorth Inc. from 1989 to March 2007.

In July 2014, the Bank changed its charter from a Massachusetts chartered savings bank to a Massachusetts chartered trust company.  Simultaneously, the Company changed its holding company status from a savings and loan holding company to a bank holding company, and it elected the financial holding company designation as a bank holding company.  At the time of these changes, the Bank also terminated its participation in the DIF.  This change had no impact on the Bank’s ongoing participation in FDIC deposit insurance.

In November 2014 Berkshire announced that it had entered into a merger agreement with Hampden Bank which is headquartered in Springfield, Massachusetts.  Berkshire targets to achieve financial, strategic, and operational benefits as a result of this business combination.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Summary:  Berkshire increased its total assets by $679 million (12%) in the first nine months of 2014, including $372 million growth in total loans and a $301 increase in investment securities.   Balance sheet growth was funded by a $715 million increase in deposits, which included the $440 million in deposits of the acquired branches, along with a $347 million increase in brokered deposits.  At September 30, 2014, measures of asset quality, liquidity, and interest rate sensitivity were improved from year-end.  Measures of capital remained within the Company’s targets.

Tangible book value per share increased by 2% to $16.67 in the third quarter and was up 2% from $16.27 at the start of the year, more than offsetting the dilution from the branch purchase in the first quarter. Total book value per share increased by 1% to $27.69 during the quarter, and was up 2% from $27.08 at the start of the year.

Securities.  Total securities increased by $301 million to $1.17 billion during the first nine months of 2014.  The portfolio was increased to initially utilize the funds provided from the branch acquisition and also to supplement earning asset growth based on the higher returns available on certain securities.  Securities growth was in available for sale securities and was primarily comprised of a $255 million increase in government-sponsored residential mortgage-backed securities, most of which were collateralized mortgage obligations.  Municipal bonds increased by $58 million, and a $37 million decrease in corporate bonds was mostly offset by a $29 million increase in equity securities, which was concentrated in bank stocks.  With the recent change in the Bank’s charter, the Bank is no longer eligible to make future purchases of equity securities, although this activity is permitted by the Company as a bank holding company.

Due to the decrease in medium term interest rates that developed during 2014, the securities portfolio moved to a $5.2 million, or 0.5%, unrealized gain at the third quarter end, compared to an $8.5 million, or 1.0%, unrealized loss at the start of the year.  Additionally, the Company recorded $0.5 million in securities gains during 2014.  The taxable equivalent yield on investment securities increased to 2.98% in the most recent quarter, compared to 2.72% in the fourth quarter of 2013.  This reflected a lengthening of durations, along with the higher yield on the dividend paying equity securities that replaced corporate bonds.  The effective duration of the portfolio increased to 5.0 years at period- end from 4.7 years at the start of the year.  At period-end, the average life extension risk  was modeled at 2.5 years in the event of a 300 basis point rise in interest rates.  During the first nine months of 2014, the Company did not record any write-downs of investment securities and none of the Company’s investment securities were classified as other-than-temporarily impaired.

Loans.  Total loans increased by $372 million, or 12% annualized, to $4.55 billion in the first nine months of 2014, including 14% annualized commercial loan growth and 17% annualized consumer loan growth.  Portfolio growth has benefited from Berkshire’s business expansion and team recruitment as it pursues market share acquisition in all business lines due to the strength of its regional franchise and capabilities.   Loan growth was 9% annualized in the most recent quarter.  Commercial loan production has been spread across Berkshire’s regions, with the largest contribution in Eastern Massachusetts and New York.  Commercial loans increased by $224 million, including a $57 million in increase in multifamily loans, a $121 million increase in all other commercial real estate loans, and a $44 million increase in asset based lending balances.  The $121 million growth in all other commercial real estate loans included a $36 million increase in owner occupied properties, which totaled $523 million at period-end.  Commercial balances benefited from increased wholesale activity including participations with community banks in the Company’s footprint.  Growth in asset based lending balances was primarily due to new originations; utilization of commercial lines of credit has remained generally stable around 60% during the year.  The commercial loan pipeline at the end of the third quarter remained consistent with the pipeline at midyear.  Consumer auto loans increased by $77 million, or 27% annualized, for the year to date due to promotions of prime indirect loan originations in the region.  Year to date annualized residential mortgage growth was 6% and consisted primarily of newly originated jumbo mortgages; conforming fixed rate originations are mostly sold to secondary market investors.  Mortgage growth included the impacts of seasoned loan purchases and sales.  During the first nine months of 2014, loan balances acquired in business combinations decreased to $819 million, or 18% of total loans, from $1.011 billion, or 24% of total loans, at the start of the year.

The loan yield was 3.91% in the third quarter of 2014, compared to 3.96% in the prior quarter and 4.26% in the fourth quarter of 2013.  The loan yield included purchased loan accretion, which includes recoveries on the collection of purchased credit impaired loans. Excluding the impact of purchased loan accretion, the loan yield was 3.81%, 3.86%, and 4.02% in the above periods, respectively.  The decline in loan yield includes the impact of lower market interest rates and spreads, the improving credit quality of the portfolio, and the higher mix of adjustable rate commercial loans and indirect automobile loans.  During the first nine months of the year, loans with pricing adjustments within one year increased by 1% to 33% of total loans, and loans repricing after five years remained at 39% of total loans.

At the end of the period, the remaining carrying balance of purchased credit impaired loans was $19 million and the contractual amount owed on these loans was $34 million.  The balance of accretable yield on these loans was $3.2 million.  The purchased loan accretion reported by the Company includes recoveries of non-accretable discount and accretion of accretable yield on purchased impaired loans.  Purchased loan accretion also includes accretion related to premiums and discounts recorded on non-impaired purchased loans.  Total purchased loan accretion recorded to income was $5.0 million in the first nine months of 2014, including $4.9 million of recoveries recorded for purchased credit impaired loans.

Asset Quality.   Acquired loans are recorded at fair value and are initially categorized as performing regardless of their payment status.  Therefore, some overall portfolio measures of asset performance are not comparable between periods or among institutions as a result of recent business combinations.  Several asset quality measures improved during the first nine months of 2014.  Compared to the start of the year, nonperforming assets decreased to 0.44% of total assets from 0.53%, and accruing delinquent loans decreased to 0.44% of total loans from 0.73%.  Loans which became non-accruing in the most recent quarter totaled $6 million, which was within the range of $4-9 million in several prior quarters.  Annualized net loan charge-offs measured 0.29% of average loans in the first nine months of 2014, compared to 0.29% in the year 2013.  The balance of loans identified as troubled debt restructurings increased to $16.4 million from $10.8 million during the first nine months of 2014.

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

The total amount of the loan loss allowance increased by $1.6 million to $35.0 million in the first nine months of 2014 primarily due to growth in the loan portfolio.  The ratio of the allowance to total loans decreased to 0.77% of total loans, compared to 0.80% at the start of the year.  For loans from business activities, this ratio decreased to 0.86% from 0.93%, while the allowance on acquired loans decreased to 0.35% from 0.38%.  At period-end, the total allowance provided 2.8X coverage of nine month annualized net charge-offs and 1.5X coverage of period-end non-accrual loans.  For business activities loans, these ratios measured 4.0X and 1.9X, respectively, and for loans acquired in business combinations, these ratios measured 0.6X and 0.4X.

The credit risk profile of the Company’s loan portfolio is described in the Loan Loss Allowance note in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Criticized loans were reduced to $135 million (2.1% of assets) at period-end from $165 million (2.9% of assets) at the start of the year.  The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest.  These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore have not generally been viewed as potential problem loans. Potential problem loans decreased to $69 million from $71 million during the first nine months of 2014.  As acquired loans age, there is increased potential that they may become problem loans.  The balance of accruing classified acquired loans decreased to $30 million from $39

million during the first nine months of the year.   There were no significant changes in the composition of non-accruing and potential problem assets during the quarter.  The Company’s evaluation of its credit risk profile also compares the amount of criticized assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance. This ratio declined to 29% from 37% during the first nine months of 2014.

Other Assets.  Goodwill increased by $8 million in the first nine months of the year due to the first quarter branch acquisition.  The deferred tax asset decreased to $39 million from $51 million due to accretion of purchased loan discount and an increase in the unrealized gain on investment securities.

Deposits.   Total deposits increased by $715 million, or 19%, to $4.56 billion in the first nine months of 2014.  The increase included $440 million acquired with the New York branch purchase and a $347 million increase in brokered time deposits.  During 2014, the Company adjusted its funding strategies based on the acquisition of the new core deposits, diversification of its liquidity sources, and the funding of the strong loan growth.  Additionally, the Company’s business strategies included reductions in its utilization of municipal deposit sources and changes in the supplemental depositors insurance provided by the Massachusetts Depositors Insurance Fund.  The benefits of these strategies included improved liquidity measures, greater flexibility, lower funding costs, and improved asset sensitivity of the asset/liability profile.  Berkshire continues to increase its demand deposit account relationships, reflecting its emphasis on promotion of these low cost relationship based accounts.  Excluding acquired deposits, total demand deposits increased by $56 million in the first nine months.  Most of this increase was in the third quarter and was related to growth in commercial and small business balances.  During the quarter, the Company decided to end its classification of its Tennessee branch as held for sale.  As a result, the $23 million in deposits of this branch were reclassified from other liabilities and were included in total deposits.

Acquired New York deposits included $110 million in demand deposits, $80 million in NOW accounts, $124 million in money market deposits, $36 million in savings accounts, and $90 million in time deposits.   The total balance of deposits in the acquired branches has been stable subsequent to their acquisition.   In the second quarter, the Company merged Berkshire Bank Municipal Bank into Berkshire Bank, which had no material impact on the Company’s operations.  In 2014, the Company began utilizing brokered deposits as an alternative to Federal Home Loan Bank borrowings in order to diversify its funding sources and to achieve better execution of its asset/liability objectives.  As of the end of the third quarter, brokered deposits totaled $370 million including $40 million in certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network which provides FDIC insurance on larger balance deposits.

Due to the deposit growth, the loans/deposits ratio decreased to 100% at quarter-end from 109% at the start of the year.  The average cost of deposits decreased to 0.43% in the most recent quarter, compared to 0.53% in the fourth quarter of 2013.  This reduction included the benefit of the acquired deposits, which had a cost below 0.20%.

On July 11, 2014, the Bank terminated its participation in the Massachusetts Depositors Insurance Fund (“DIF”).  This termination had no impact on the Bank’s FDIC insurance and existing deposits continue to be insured by DIF for a transition period.  Due to its growth, the Bank would have been required to provide third party reinsurance to DIF, which was determined to be uneconomic and which led to the decision to terminate participation in this program.  The Company’s goal is to grow its total deposits organically through business activities in 2014 and 2015 while it completes this transition from DIF insurance.

Borrowings.  The Company has used acquired and brokered deposits to fund asset growth in 2014.  Brokered deposits have been used as an alternative wholesale source of funds, sometimes offering more attractive short term fixed rate funding compared to borrowings from the Federal Home Loan Bank.  Total borrowings decreased by $23 million (2%) to $1.04 billion in the first nine months of 2014.  The $440 million in funds received for acquired deposits was initially utilized to reduce FHLBB borrowings, including $235 million in three month revolving advances that the Company elected to extinguish.  With this extinguishment, the Company terminated all of its cash flow interest rate swaps which were related to these three month revolving advances and which had a total notional balance of $410 million including both currently effective and forward starting swaps.  During the first quarter, the Company borrowed new short term advances to fund growth in earning assets, and short term advances and brokered deposits were further utilized in the second quarter to fund loan growth.  Including the benefit of the borrowings and hedges restructuring, interest expense for borrowings in the most recent quarter decreased by $1.4 million compared to the fourth quarter of 2013 and by $1.1 million compared to the third quarter of 2013.  The cost of borrowings decreased to 0.89% from 1.69% and 1.85% for the above periods, respectively.

Derivative Financial Instruments and Hedging Activities.  The notional value of derivatives totaled $999 million at September 30, 2014, which was increased from $905 million at the start of the year.  Cash flow hedges decreased by $125 million as a result of the hedge restructuring that was implemented in the first quarter of the year.  At the start of the year, the Company had $410 million in FHLBB borrowings hedges averaging a 3.8 year maturity, a 1.4 year forward start, and a 2.15% forward pay rate.  At the end of the third quarter, the Company had $300 million in forward starting FHLBB borrowings hedges averaging a 4.5 year maturity, a 1.5 year forward start, and a 2.29% forward pay rate.  These swaps lock-in higher future borrowing costs and they provide protection in the event that interest rates rise more than anticipated.  The $2.1 million fair value liability on FHLBB borrowings swaps at year-end was a component of the loss recorded in the first quarter for the termination of hedges.  At September 30, 2014, the $42 thousand fair value liability on FHLBB borrowings swaps indicated that these instruments were essentially at break-even in value at that time, and that market expectations were that the swaps would have no significant impact if interest rates developed in accordance with market expectations.  Changes in economic hedges related to commercial loan interest rate swaps and in hedges related to mortgage banking operations reflected increased business volumes during the year.  Total commercial loan interest rate swaps increased by 40% to $291million during the first nine months of the year and were a component that contributed to the strong commercial loan growth during the year.

Stockholders’ Equity.  Stockholders’ equity increased by $19 million, or 3%, to $697 million at September 30, 2014 from $678 million at the start of the year.  The charge to first quarter income for the swap terminations was offset by an equivalent credit to other comprehensive income and therefore resulted in no net impact to stockholders’ equity.  The increase in equity included the benefit of retained earnings as well as other comprehensive income resulting from unrealized securities gains due to the decrease in medium term interest rates during the year to date.

Due to the deposit acquisition and loan growth, the ratio of equity to assets decreased to 11.0% at the end of the third quarter from 12.0% at the beginning of the year.  The ratio of tangible equity to assets decreased to 6.9% from 7.5%.  Tangible equity is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets.  The Company viewed itself as near the range of 7 — 8% that it generally targets for this measure and also considers its return on tangible equity as a source of capital strength for improving its condition and supporting its growth.

Berkshire Bank’s total risk based capital ratio decreased to 11.0% from 11.6% and its Tier 1 risk based capital ratio decreased to 9.5% from 10.0% during the first nine months of the year.  The Company converted its holding company status to a bank holding company after midyear and is reporting consolidated holding company capital measures for the first time as of September 30, 2014.  The Company’s consolidated total risk based capital ratio measured 11.6% and the Tier 1 risk based capital ratio measured 9.3%.  For both the Bank and the Company, the regulatory capital ratios exceeded the regulatory minimums for the Well-Capitalized designation.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Summary:    Berkshire’s results in 2014 included the New York branch operations acquired on January 17, 2014.  As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods.  As noted previously, Berkshire uses certain non-GAAP measures related to core income and core expenses in order to supplement its evaluation of its operating results.

Last year, changes in market conditions resulted in a downturn in mortgage banking revenue and accelerated runoff of acquired impaired and non-relationship loans.  Quarterly earnings per share decreased to $0.33 in the third quarter of 2013 from $0.48 in the second quarter of 2013.  Management restructured its expenses in the second half of the 2013, and quarterly earnings improved to $0.42 per share in the fourth quarter.  Quarterly net income has further improved to $0.48 per share in the third quarter of 2014.

Quarterly core earnings have increased by $0.02 per share in each of the last three quarters.   Quarterly core earnings have increased by 15% from the low of $0.40 recorded in the fourth quarter of 2013, despite a $0.03 per share after-tax reduction in the contribution from purchased loan accretion.  This increase reflected the benefit of expense restructuring initiatives, the branch acquisition, and business development in the Company’s larger footprint as a result of its expansion. Excluding net non-core charges, the Company’s third quarter core earnings per share were $0.46 in 2014, increasing by 7% compared to $0.43 per share in 2013.

Including the loss recorded in the first quarter of 2014 as a result of branch acquisition related charges, the Company recorded nine month net income of $22.3 million, or $0.90 per share, in 2014 compared to $30.6 million, or $1.22 per share, in 2013.

In the most recent quarter, the Company recorded a 0.77% return on assets and a 7.0% return on equity.  This return on equity is the highest result since the 7.2% return on equity recorded in the second quarter of 2013.

Revenue.  Total net revenue increased by $1.6 million, or 3%, in the third quarter and decreased by $5.8 million, or 3%, for the first nine months of 2014 compared to 2013.  Third quarter revenue increased by 1% compared to the linked quarter in 2014.  Berkshire’s goal is to produce positive operating leverage from revenue growth as it develops revenue synergies in its expanded footprint and from integrated product sales that improve wallet share.  Annualized third quarter revenue per share increased by 3% to $9.59 in 2014 compared to $9.32 in 2013.

Net Interest Income.  Third quarter net interest income decreased by $0.9 million, or 2%, in 2014 compared to 2013.  Nine month net interest income increased by $3.1 million, or 2%, in 2014 compared to 2013.

Net interest income has been significantly affected by purchased loan accretion, consisting primarily of recoveries on the collection of purchased impaired loans.  Purchased loan accretion totaled $8.5 million and $15.7 million for the third quarter and first nine months of 2013, respectively.  In comparison, these amounts totaled $1.2 million and $5.0 million in the same periods of 2014. Recoveries have varied from quarter to quarter and have trended down since the third quarter of 2013 as the balance of impaired loans has been reduced.  Measured before accretion, third quarter net interest income increased by $6.4 million in 2014 compared to 2013 due to volume growth resulting from business expansion.  Nine month net interest income increased by $13.8 million on this basis.

The net interest margin decreased to 3.20% in the most recent quarter.  The margin has decreased over the last year, due in part to the decrease in purchased loan accretion described above.  The margin has also decreased due to the ongoing impact of low interest rates causing decreases in earning asset yields as loans and securities amortize and prepay.  Deposit rates are comparatively low, with less room for further reductions.  The Company measures its net interest margin before accretion.  This measure has been declining for a number of quarters, and decreased by 7 basis points to 3.12% in the most recent quarter compared to the prior quarter.  Due to a 2% increase in average earning assets for these periods, total net interest income increased by 1%.

The yield on loans averaged 3.91% during the most recent quarter, and measured 3.81% excluding purchased loan accretion.  The weighted average interest rate on loans originated in the third quarter was approximately 3.25%, compared to 3.50% in the linked quarter.  The Company’s focus on adjustable rate loans and credit quality have contributed to loan yield compression as the Company has accepted near term margin compression in order to protect future interest income.  Berkshire maintains a close focus on its loan and deposit pricing disciplines to lessen the impact of market yield compression and regularly evaluates balance sheet management strategies to support growth and profitability.  The Company is targeting to lower the growth in low rate auto loans and increase commercial loans to minimize further asset yield compression and to produce net interest income growth even while purchased loan accretion is expected to decrease further.

Non-Interest Income.  Third quarter non-interest income increased by $2.5 million, or 21%, in 2014 compared to 2013.   Total fee income increased by $3.0 million, or 27%, including growth in all fee income categories.  This growth included $1.9 million in higher deposit fees, including the projected $1.0 million benefit of the acquired New York deposits.  Deposit fees measured 0.57% (annualized) of average deposits in the most recent quarter, compared to 0.62% in the prior quarter and to 0.47% in the third quarter of 2013.  Mortgage banking revenue increased by $0.6 million, or 124%, as mortgage origination volumes have partially recovered from the trough in the middle of last year that resulted from a spike in mortgage interest rates.  Third quarter non-interest income in both years included net gains on the sale of investment securities consisting primarily of sales of equity securities to realize the strong market price appreciation.

Nine month non-interest income decreased by $8.9 million due to the $8.8 million non-core charge in the first quarter resulting from the loss on the termination of hedges related to the branch acquisition.  Fee income increased by $1.0 million, or 3%. Deposit fees increased by $4.9 million, including the $3.0 million projected benefit of the New York branch purchase.  This increase was mostly offset by a $2.1 million decrease in loan fees and a $2.7 million reduction in mortgage banking fees.  These decreases primarily reflected lower volumes of loan sales due to changes in interest rate and market conditions.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end.  The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the allowance was included in the discussion of financial condition.  Due primarily to loan growth, the provision increased by $0.5 million and $2.8 million for the third quarter and first nine months of 2014 compared to 2013.

Non-Interest Expense and Income Tax Expense.  Total third quarter non-interest expense decreased by $3.1 million in 2014 compared to 2013.  Results in the third quarter of 2013 included $6.5 million of non-core merger, restructuring, and conversion expenses.  Following the revenue decline that emerged earlier in 2013, the Company initiated a restructuring program in the second half of 2013 to reduce expenses and improve profitability.  Excluding non-core charges, total third quarter core non-interest expense increased by $3.7 million from year to year.  This increase included the expenses related to the 20 branch acquisition in the first quarter of 2014, which were projected to add $3.5 million to the quarterly non-interest expense.  When compared to average assets, total third quarter annualized core non-interest expense decreased to 2.52% of average assets from 2.71% from year to year.  This demonstrated the operating results of the restructuring program that was initiated during the third quarter of 2013.

For the first nine months of the year, total non-interest expense increased by $4.1 million.  The Company  recorded non-core acquisition, restructuring, and conversion related expenses in all periods in 2014 and 2013.  These expenses in 2014 were primarily related to the branch acquisition and in 2013 were primarily related to the restructuring program together with the integration and systems conversion of the operations of Beacon Federal Bancorp which was acquired in the fourth quarter of 2012.  Total core non-interest expense increased by $10.2 million.  This increase included the projected $10.5 million operating costs related to the New York branches acquired in the first quarter of 2014.

Full time equivalent staff totaled 1,084 positions as of September 30, 2014.   Following the 2013 expense reduction initiatives, the FTE staff count stood at 939 positions at year-end 2013.  In addition to positions added as a result of the branch purchase,  staff growth in 2014 has also been related to business growth and expansion, including targeted investment in commercial and retail market teams.  During the first quarter of 2014, the Company consolidated two of the 20 acquired branches along with two existing branches, and it opened a new branch in Loudonville, N.Y.

The effective income tax rate was 26% in the third quarter and first nine months of 2014.  The core income tax rate was 30% for these periods, and the lower GAAP tax rate was due to the impact of the net non-core charges in reducing pretax GAAP income.  The effective income tax rate was 29% in 2013.  The lower GAAP tax rate in 2014 reflects the lower earnings and the higher proportional benefit of tax advantaged income.  The effective tax rate was 33% in the third quarter of 2013 and 29% for the first nine months of 2013.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed.  In the insurance segment, income for the first nine months increased by 14% to $1.2 million due to revenue growth.  For the Parent, operating results primarily reflected changes in the operations of its bank subsidiary.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income/(loss).  For the first nine  months of the year, total comprehensive income increased to

$33.6 million in 2014 compared to $26.6 million in 2013.  Nine month net income decreased by $8.3 million primarily related to the branch acquisition in 2014.  This decrease was more than offset by an improvement in unrealized securities gains due to improved prices resulting from interest rate changes.

Liquidity and Cash Flows.   During the first nine months of 2014, acquired deposits and brokered deposits were the primary source of funds and net growth in loans and investment securities were the primary use of funds.  Targeted deposit reductions were also a use of funds.  Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds. The Bank is diversifying its deposit sources including institutional and wholesale sources as part of the expansion of its liquidity management program and to provide additional options for managing its funds costs and asset/liability objectives.

In 2014, the Bank has begun actively utilizing brokered deposits as an alternative funding source to FHLBB borrowings.  These are primarily time deposits solicited through established brokerage services.  The Bank monitors the total amount of these deposits as a component of its funding strategies.  One element of the brokered deposits includes balances raised through the Certificate of Deposit Account Registry Service (CDARS).  This registry allows the Bank’s customers to utilize a bank network to obtain FDIC insurance on large balances deposited through an account at the Bank.

The Bank is also expanding its use of short term institutional borrowings and FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes.  The Company also uses interest rate swaps in managing its funds sources and uses.   As of September 30, 2014, the Company had approximately $234 million in borrowing availability with the Federal Home Loan Bank.  This was decreased from $416 million at the start of the year as the Bank chose to reduce the amount of the securities portfolio specifically pledged to support FHLBB borrowings.

Berkshire Hills Bancorp had a cash balance totaling $31 million as of September 30, 2014, which was on deposit with Berkshire Bank.  The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  The Bank paid a $6 million dividend to the Parent in the most recent quarter; there were no dividends paid from subsidiaries in the half of 2014.  The Parent also has a $10 million revolving line of credit provided by a correspondent bank.  The primary long run uses of funds by the Parent include the payment of cash dividends on common stock and debt service.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements.   At September 30, 2014, Berkshire Bank continued to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2013 Form 10-K.

As previously noted, the Company changed its holding company status from a savings and loan holding company to a bank holding company as of July 11, 2014.   With this change, the Company has become subject to bank holding company regulatory capital requirements.  For the third quarter regulatory reports, the Company is beginning to report capital ratios in accordance with bank holding company reporting requirements.  The Company conforms to requirements for the Well Capitalized designation for a bank holding company.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise. Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios. Berkshire’s long term objective is to generate an attractive return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark. The Capital Committee of Berkshire’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels. The Company believes that the market for its stock is an additional capital resource over the long run. Additionally, the Company continues to monitor market conditions for other forms of regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/or the Bank.

As noted in the consolidated financial statement, the Company will issue stock as the consideration for its planned acquisition of Hampden Bancorp in accordance with the terms of the pending merger agreement.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements is contained in the Company’s 2013 Form 10-K and information relating to payments due under contractual obligations is presented in the 2013 Form 10-K.  Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.  Aside from the completion of the branch acquisition in January, there were no significant changes in off-balance sheet arrangements and contractual obligations during the first nine months of 2014.  In November 2014, Berkshire entered into a definitive merger agreement with Hampden Bancorp, Inc.  The impact of this acquisition is  discussed further in the Company’s SEC filings related to this transaction.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at September 30, 2014 compared to December 31, 2013. The Company compares the carrying value to fair value for major categories of financial assets and liabilities.  The biggest difference relates to loans and normally varies inversely to the direction of longer term interest rates during the subject period.  During the first nine months of 2014, the fair market value premium related to loans increased to $43 million (1.0% of loans) from $7 million (0.2%) at the start of the year due to the impact of lower medium term interest rates as well as continuing improvements in the quality of the portfolio, which offset the impact of loan yield compression.  This increase contributed to an increase in the net economic value of equity related to financial assets and liabilities based solely on the measures used for the purpose of this analysis.

ITEM 3.                                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the way that the Company measures market risk during the first nine months of 2014.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2013.   Berkshire has a targeted position to maintain an asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.  The Company measures this sensitivity primarily by evaluating the impact of ramped interest rate changes on net interest income in the 12 month and 24 month time horizons, compared to modeled net interest income if rates remain unchanged.  The primary focus is on a two year scenario where interest rates ramp up by 200 basis points in the first year.   The Bank also evaluates its equity at risk from interest rate changes through discounted cash flow analysis.  This measure assesses the present value changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

In the first year of a 200 basis point upward rate ramp, modeled net interest income sensitivity is slightly positive at 0.6%.  In the second year of this scenario, sensitivity is neutral to an unchanged rate environment.  In the third year, this sensitivity is modeled as a positive 7%, improving due to continued upward repricing of assets.  The third year benefit compared to the current level of net interest income would be approximately half of the modeled amount due to the higher forward interest cost of the swaps.  The swaps provide additional benefit if interest rates increase by more than 200 basis points.

At the end of the third quarter, the forward interest rate curve anticipated that future short term interest rates would increase and that the yield curve would flatten.  The Company models various scenarios of yield curve twists.  In the event of a 100 basis increase in the short end of the yield curve, interest sensitivity compared to an unchanged rate environment is approximately 1% negative in each of the first two years and then moves to approximately 1% positive in the third year.

The Company estimates that the economic value of equity would decrease by approximately 7% in the event of a 200 basis point upward interest rate shock.  This reflects the impact of fixed rate assets on medium and long term modeled net interest income if interest rates increase. This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results.

The Company’s standard interest rate risk models assume a parallel shift in the yield curve and are based on the composition of the balance sheet as of the estimation date.  The models are based on a static balance sheet and rely on assumptions on how customer behaviors will impact market pricing spreads and the durations of assets and liabilities.  Due to the unusual monetary policy and interest rate conditions that prevail, these assumptions involve significant subjective assumptions.  Overall, the Company assumes that deposit costs would adjust by 40% of the modeled interest rate changes over the course of the modeling period.  This is the projected change in total deposit interest expense necessary to retain existing deposits in the modeled scenario.   Management believes that its actual deposit cost sensitivity might be lower than the modeled assumption, based on the stable characteristics of some of its less dense markets and its market position in those markets.  Also, the Company would expect to adjust its balance sheet composition to adjust to changing interest rate conditions as they emerge.  Please see the additional discussion in Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2013 for further discussion of the Company’s asset liability management strategies in various interest rate environments.

In addition to modeling market risk in relation to net interest income, the Company also evaluates net income at risk in various interest rate scenarios.  Various sources of fee income, including interest rate swap income and mortgage banking revenue, are sensitive to interest rates.   Other components of revenue and expense are also considered and net income estimates include the impact of income taxes on modeled changes.  Management considers the risks to net income in evaluating its overall asset liability management and strategies.

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

PART II

ITEM 1.                                                LEGAL PROCEEDINGS

As of September 30, 2014, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results, as well as the Risk Factors discussed below.  The risks described in these forms are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Berkshire may be unable to successfully integrate Hampden’s operations and retain Hampden’s employees.

The merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include: integrating personnel with diverse business backgrounds; combining different corporate cultures; and retaining key employees.  The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of Hampden who are expected to be retained by Berkshire.  Berkshire may not be successful in retaining these employees for the time period necessary to successfully integrate Hampden’s operations with those of Berkshire.  The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operation of Berkshire following the merger.

Failure to complete the merger could negatively impact the stock prices and future businesses and financial results of Berkshire and Hampden.

If the merger is not completed, the ongoing businesses of Berkshire and Hampden may be adversely affected and Berkshire and Hampden will be subject to several risks, including the following:

•                 Berkshire and Hampden will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•                under the merger agreement, Hampden is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies; and

•               matters relating to the merger may require substantial commitments of time and resources by Berkshire and Hampden management, which could otherwise have been devoted to other opportunities that may have been beneficial to Berkshire and Hampden as independent companies, as the case may be.

In addition, if the merger is not completed, Berkshire and/or Hampden may experience negative reactions from the financial markets and from their respective customers and employees. Berkshire and/or Hampden also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against Berkshire or Hampden to perform their respective obligations under the merger agreement. If the merger is not completed, Berkshire and Hampden cannot assure their shareholders that the risks described above will not materialize and will not materially affect the business, financial results and stock prices of Berkshire and/or Hampden.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                 No Company unregistered securities were sold during the quarter ended September 30, 2014.

(b)                 Not applicable.

(c)                  The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2014.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2014	—	$—	—	18,113
August 1-31, 2014	—	—	—	18,113
September 1-30, 2014	—	—	—	18,113
Total	—	$—	—	18,113

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

2.1	Agreement and Plan of Merger, dated as of November 3, 2014, by and between Berkshire Hills Bancorp, Inc. and Hampden Bancorp, Inc. (1)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (4)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (5)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (6)
10.3	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and George F. Bacigalupo (7)
10.4	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Josephine Iannelli (7)
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (8)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (9)
10.7	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M.

Marotta (10)
10.8	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (11)
10.9	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (12)
10.10	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (13)
10.11	Berkshire Bank 2013 Executive Short Term Incentive Plan (7)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated by reference from the Exhibits to the Form 8-K filed on November 4, 2014.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on December 18, 2012.
(4)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(7)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 17, 2014.
(8)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(10)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(11)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(12)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.
(13)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: November 10, 2014	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: November 10, 2014	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer