Form 10-K
period 2014-12-31
BERKSHIRE HILLS BANCORP INC
filed 2015-03-16
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $569 million, based upon the closing price of $23.22 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 9, 2015 was 25,250,136.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, deviations from performance expectations related to Hampden Bancorp and Hampden Bank, Berkshire Hills Bancorp may fail to integrate Hampden Bancorp and Hampden Bank in accordance with expectations, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission.  You should not place undue reliance on forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

GENERAL

Berkshire Hills Bancorp (“Berkshire” or “the Company”) is headquartered in Pittsfield, Massachusetts.  Berkshire Hills Bancorp, Inc. is a Delaware corporation and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group.  Established in 1846, the Bank is one of Massachusetts’ oldest and largest independent banks.

The Company profiles itself as follows:

The Company views itself as well positioned in an attractive footprint as illustrated below.  This illustration includes locations of Springfield based Hampden Bancorp with which Berkshire has a pending merger agreement:

Berkshire’s common shares are listed on the New York Stock Exchange under the trading symbol “BHLB.”  At year-end 2014, Berkshire’s closing stock price was $26.66 and there were 25.183 million shares outstanding.  Berkshire is a regional bank and financial services company providing the service capabilities of a larger institution and the focus and responsiveness of a local partner to its communities.  The Company seeks to distinguish itself based on the following attributes:

•                  Strong top and bottom line momentum

•                  Diversified revenue drivers and controlled expenses

•                  Well positioned footprint in attractive markets

•                  AMEB culture

•                  Solid internal capital generation supports growth

•                  Focused on long-term profitability goals and shareholder value

•                  Acquisition disciplines a strength in a consolidating market

The Company operates under the brand of America’s Most Exciting Bank® providing an engaging and innovative customer experience driven by its AMEB culture which is

The Bank has 91 full-service banking offices in its New England and upstate New York footprint, which extends along Interstate 90 from Boston to Syracuse, and along Interstate 91 from Hartford into Vermont.  The Bank also has commercial and retail lending offices located in Eastern Massachusetts.  The Company’s operations include those acquired as a result of four bank mergers in 2011 — 2012, a mortgage banking company acquisition in 2012, and the acquisition of 20 New York branches in 2014.

On November 3, 2014, the Company and Hampden Bancorp, Inc. (“Hampden”), the parent company of Hampden Bank, entered into an Agreement and Plan of Merger pursuant to which Hampden will merge with and into the Company. Concurrent with the merger, Hampden Bank will merge with and into Berkshire Bank. Upon completion of the acquisition of Hampden and Hampden Bank, the Bank will have acquired 10 branch offices in Hampden County, Massachusetts. As discussed further in the Proxy Statement/Prospectus dated January 29, 2015, this acquisition will expand the Bank’s footprint in Hampden County, Massachusetts and the Springfield, Massachusetts area. Completion of the acquisition is subject to the receipt of certain regulatory approvals.  The acquisition is expected to be completed early in the second quarter of 2015. The Company has announced plans to consolidate three of the acquired branches soon after the completion of the merger.

The Bank serves the following regions:

•                  Western New England, with 23 banking offices, including the Company’s headquarters in Pittsfield, MA.   This region includes Berkshire County, MA, which is the Company’s traditional market, where it has a leading market share in many of its product lines.   This region also includes Southern Vermont, and many of the region’s branches are in communities close to Route 7, which runs north/south through the valleys to the west of the Berkshire Hills and Green Mountains.  This region is within commuting range of both Albany, New York and Springfield, Massachusetts and is known throughout the world as a tourist and recreational destination area, with vacation and second home traffic from Boston and New York City.  The Pittsfield 2013 MSA GDP totaled $6 billion.

•                  New York, with 46 banking offices serving the Albany Capital District and Central New York.  Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment.  The Company’s Central New York area includes operations in the Rome/Utica MSA and in the Syracuse MSA.  These are markets along Interstate 90 with longstanding local industries and expansion influences from the Albany Capital District.  The Albany/Schenectady 2013 MSA GDP was $47 billion, and the Rome/Utica/Syracuse total 2013 MSA GDP was $40 billion.

•                  Hartford/Springfield, with 19 banking offices serving the market along the Connecticut River in this region, which is the second largest economic area in New England.  This region is centrally located between Boston and New York City at the crossroads of Interstate 91, which traverses the length of New England and Interstate 90, which traverses the width of Massachusetts.   This region also has easy access to Bradley International Airport, which is a major airport serving central New England.  The Springfield area is receiving major commercial investment including the first Massachusetts casino/entertainment complex, railcar manufacturing, and highway development.  The Hartford/Springfield combined 2013 MSA GDP was $111 billion.

•                  Eastern Massachusetts, with lending offices and 2 branch offices located in towns west and north of Boston.  Eastern Massachusetts is the largest economic area in New England, and the Company’s banking operations extend from Worcester within the commuting and commerce area of Boston, east to Boston and its suburbs.  Boston is viewed as a leading commercial real estate market nationally, including foreign demand for commercial and multifamily properties.  The Bank’s Asset Based Lending Group is headquartered in this region, and serves middle market businesses throughout the Company’s footprint. The Boston/Worcester combined 2013 MSA GDP was $408 billion.

Total loans and deposits by region are shown below as of year-end 2014. Certain administrative balances and brokered deposits are included in Western New England. Balances related to the Tennessee branches are excluded.

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

The Company offers a wide range of deposit, lending, insurance, and wealth management products to retail, commercial, not-for-profit, and municipal customers in its market areas.  The Company’s product offerings also include retail and commercial electronic banking, commercial cash management, and commercial interest rate swaps.  The Company stresses a culture of teamwork and performance excellence to produce customer satisfaction to support its strategic growth and profitability.  The Company utilizes Six Sigma tools to improve operational effectiveness and efficiency.  The Company converted its core banking systems to a new scalable technology platform in 2012, with goals to enhance service, efficiency, reliability, customer relationship management, distribution channels, product quality, and revenue generation.  The systems provide deeper and more granular customer and operational data that Berkshire is mining in order to better inform its strategic direction and business execution.  Berkshire has also expanded its mobile banking and remote capture offerings and utilizes its internet web site and online banking tools to extend the convenience that it offers to customers.

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

COMPETITION

The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks such as Bank of America, TD Bank, Citizens Bank, Santander Bank, and Key Bank which have substantially greater resources and lending limits. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of Internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the fair pricing of loan and deposit products and wealth management and insurance services. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Company does not rely on any individual, group, or entity for a material portion of its deposits.

LENDING ACTIVITIES

General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s credit policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies and governmental budgetary matters.   Most of the Bank’s loans are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets.  The Bank does not engage in subprime lending activities. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases.  The Bank retains most of the loans it originates, although the Bank generally sells its originations of conforming fixed rate residential mortgages.  The Bank also conducts wholesale purchases and sales of loans and loan participations generally with other banks doing business in its markets.  The Bank’s loan portfolio includes loans acquired in recent business combinations and such loans generally conform to the loans from the Bank’s business activities.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.  Further information about the composition of the loan portfolio is contained in the Loans footnote in the consolidated financial statements.

Item 1 - Table 1 - Loan Portfolio Analysis

	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(In millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Residential mortgages	$1,496.2	32%	$1,384.3	33%	$1,324.3	33%	$1,020.4	34%	$645.0	30%

Commercial real estate	1,611.6	35	1,417.1	34	1,413.5	35	1,156.2	39	925.6	43
Commercial and industrial loans	804.4	17	687.3	16	600.1	15	410.3	14	286.1	13
Total commercial loans	2,416.0	52	2,104.4	50	2,013.6	50	1,566.5	53	1,211.7	56

Consumer	768.4	16	691.8	17	650.7	17	369.6	13	285.5	14
Total loans	$4,680.6	100%	$4,180.5	100%	$3,988.6	100%	$2,956.5	100%	$2,142.2	100%

Allowance for loan losses	(35.7)		(33.3)		(33.2)		(32.4)		(31.9)
Net loans	$4,645.0		$4,147.2		$3,955.4		$2,924.1		$2,110.3

Residential Mortgages.  The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years that are fully amortizing with monthly loan payments.

Berkshire’s loan products are available through FNMA, FHLMC, Government Insured and State Programs.  In addition, the Bank offers a suite of portfolio products through Berkshire Bank.  Berkshire Bank is an in-house Direct Endorsed Lender for FHA. It also offers  VA, USDA, FHA Reverse, State Housing, Home Path, HARP and more.  The Company targets that its programs and pricing are highly competitive in the marketplace as it pursues opportunities to expand market share in its footprint.

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

The Bank generally sells most of its newly originated conforming fixed rate mortgages.  It also sometimes purchases or sells seasoned mortgage loans in the secondary mortgage market. The Bank is approved as a direct seller to Fannie Mae, retaining the servicing rights. The majority of the Bank’s secondary marketing is to national institutional secondary market investors on a servicing released basis.  Sales of mortgages generally involve customary representations and warranties and are nonrecourse in the event of borrower default.  The Bank is also an approved originator of loans for sale to the Federal Housing Administration (“FHA”), U.S. Department of Veteran Affairs (“VA”), and state housing agency programs.

The Bank offers adjustable rate (“ARM”) mortgages which do not contain interest-only or negative amortization features.  After an initial term of six months to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities.  ARM loan interest rates may rise as interest rates rise, thereby increasing the potential for default.   At year-end 2014, the Bank’s adjustable rate mortgage portfolio totaled $475 million.  The Bank also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide fifteen-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.

Following its purchase of a mortgage banking company in 2012, the Bank has expanded its residential mortgage program and in 2014 rebranded the program as Berkshire Home Lending.  Berkshire Bank is the preferred mortgage lender for the Massachusetts Teachers Association, and has been among the top ten banks in Massachusetts and Rhode Island for residential mortgage volume in certain periods in recent years.

Commercial Real Estate. The Bank originates commercial real estate loans on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities. This portfolio also includes commercial 1-4 family and multifamily properties. Loans may generally be made with amortizations of up to 25 years and with interest rates that adjust periodically (primarily from short-term to five years).  Most commercial real estate loans are originated with final maturities of ten years or less.  As part of its business activities, the Bank also enters into commercial loan participations with regional and national banks and purchases and sells commercial loans in its footprint

Commercial real estate loans are among the largest of the bank’s loans, and may have higher credit risk and lending spreads.  At year-end 2014, the average size of a commercial mortgage was approximately $1.3 million and the Company believed that its competitive advantage for new originations was strongest in the $5-10 million size range.  Because repayment is often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through strict adherence to its underwriting standards and portfolio management processes. The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times based on stabilized cash flows of leases in place, with some exceptions for national credit tenants.  For variable rate loans, the Bank underwrites debt service coverage to interest rate shocks of 300 basis points or higher based on a minimum of 1.0 times coverage and it uses loan maturities to manage risk based on the lease base and interest sensitivity.  Loans at origination may be made up to 80% of appraised value based on property type and risk, with sublimits of 75% or less for designated specialty property types.   Generally, commercial real estate loans require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history.

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

The Bank originates construction loans to builders and commercial borrowers in and around its markets.  The maximum loan to value limits for construction loans follow FDIC supervisory limits, up to a maximum of 80%.  The Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property. Advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements.  Construction loans include land acquisition loans up to a maximum 50% loan to value on raw land.  Construction loans may have greater credit risk due to the dependence on completion of construction and other real estate improvements, as well as the sale or rental of the improved property.  The Bank generally mitigates these risks with presale or preleasing requirements and phasing of construction.

Commercial and Industrial Loans. The Bank offers secured commercial term loans with repayment terms which are normally limited to the expected useful life of the asset being financed, and generally not exceeding ten years. The Bank also offers revolving loans, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Commercial and industrial loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Loan to value ratios depend on the collateral type and generally do not exceed 80% of orderly liquidation value.  Some commercial loans may also be secured by liens on real estate. The Bank generally does not make unsecured commercial loans.  At year-end 2014, the average commercial loan size was approximately $600 thousand. Commercial loans are of higher risk and are made primarily on the basis of the borrower’s ability to make repayment from the cash flows of its business. Further, any collateral securing such loans may depreciate over time, may be difficult to monitor and appraise and may fluctuate in value. The Bank gives additional consideration to the borrower’s credit history and the guarantor’s capacity to help mitigate these risks. Additionally, the Bank uses loan structures including shorter terms, amortizations, and advance rate limitations as further mitigants based on the loan underwriting.

The Asset Based Lending Group serves the commercial middle market in New England, as well as the Bank’s market in northeastern New York.  This group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs ranging from $2 to $25 million.  Asset based lending involves monitoring loan collateral so that outstanding balances are always properly secured by business assets, which reduces the risks associated with these loans.

The Bank has reorganized its small business lending function to expand this important business financing capability and includes the retail division in the origination of conforming small business loans in order to provide the best service to community based small businesses. The small business lending program is for businesses generally with annual revenues of up to $10 million and whose loan relationship with the bank is $2 million or less. The program has two distinct thresholds: branch originated loans for borrowers with revenues of $2 million or less, total loan relationship with the bank is $250,000 or less and loan requests are $50 thousand or less for lines of credit and $100 thousand or less for term loans; and Business Banker originated loans for borrowers with revenues of $10 million or less, total loan relationship is $2 million or less and loan requests up to $2 million for all lending products. The program also handles an exception managed loan portfolio for loans and loan relationships under $250 thousand which require limited documentation to provide timely credit to small businesses.

Consumer Loans.  The Bank’s consumer loans consist principally of home equity lines of credit and indirect automobile loans, together with second mortgage loans and other consumer loans.  The Bank’s home equity lines of credit are typically secured by first or second mortgages on borrowers’ residences. Home equity lines have an initial revolving period up to fifteen years, followed by an amortizing term up to twenty years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed-rate second mortgages with terms up to fifteen years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined.  The maximum combined loan-to-value is 80%.  Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines. Acquired operations of Beacon Federal in 2012 included a significant consumer lending function focused on indirect originations of automobile loans, primarily in central New York.    For new automobiles, the amount financed could be up to 100% of the value of the vehicle, plus applicable taxes and dealer charges (i.e., warranty and insurance charges). For used automobiles, the amount of the loan was limited to the “loan value” of the vehicle, as established by industry guides.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2014. The contractual maturities do not reflect premiums, discounts, deferred costs, and prepayments.

Item 1 - Table 2 - Loan Contractual Maturity -Scheduled Loan Amortizations are not included in the maturities presented.

Contractual Maturity	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Construction mortgage loans:
Residential	$16,356	$11,706	$—	$28,062
Commercial	30,836	142,554	—	173,390
Commercial and industrial loans	228,415	402,979	172,972	804,366
Total	$275,607	$557,239	$172,972	$1,005,818

For the $730 million of loans above which mature in more than one year, $199 million of these loans are fixed-rate and $531 million are variable rate.

Loan Administration. Lending activities are governed by a loan policy approved by the Board’s Risk Management Committee.  Internal staff perform and monitor post-closing loan documentation review, quality control, and commercial loan administration.  The lending staff assigns a risk rating to all commercial loans, excluding point scored small business loans.  Management primarily relies on internal risk management staff to review the risk ratings of the majority of commercial loan balances.

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Risk Management Committee and Management. The Bank’s loan underwriting is based on a review of certain factors including risk ratings, recourse, loan-to-value ratios and material policy exceptions.   The Risk Management Committee has established individual and combined loan limits and lending approval authorities.   Management’s Executive Loan Committee is responsible for commercial and residential loan approvals in accordance with these standards and procedures.  Generally, commercial lending management has the authority to approve pass rated secured loans (with normal credit risk) up to $1 million, in conjunction with a Credit Officer up to $4.5 million and in conjunction with the Chief Credit Officer up to $10 million. The Chief Credit Officer has the authority to approve up to $7.5 million for pass rated credits with major policy exceptions and pass/watch rated credits and up to $2.5 million for special mention rated credits. The Executive Loan Committee approves secured loans over these amounts (and over $1.5 million unsecured).  The Bank tracks exceptions that are approved to loan underwriting standards and exception reports are actively monitored by executive lending management.

The Bank’s lending activities are conducted by its salaried and commissioned loan personnel.  Designated salaried branch staff originate conforming residential mortgages and receive bonuses based on overall performance.  Additionally, the Bank employs commissioned residential mortgage originators.  Commercial lenders receive salaries and are eligible for bonuses based on overall performance.  From time to time, the Bank will purchase whole loans or participations in loans. These loans are underwritten according to the Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable participation agreement. The Bank routinely sells newly originated fixed rate residential mortgages in the secondary market.  Customer rate locks are offered without charge and rate locked applications are generally committed for forward sale or hedged with derivative financial instruments to minimize interest rate risk pending delivery of the loans to the investors.  The Bank sells a limited number of commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to sixty days from approval; some commercial commitments are made for longer terms. The Company also monitors pipelines of loan applications and has processes for issuing letters of interest for commercial loans and preapprovals for residential mortgages, all of which are generally conditional on completion of underwriting prior to the issuance of formal commitments.

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management Committee.  In most cases the commercial loan hold limit is 5% of risk based capital for loan transactions and 8% of risk based capital for lending relationships.  Loans outstanding to the ten largest relationships averaged $24.5 million each, or 4.8% of total risk based capital in 2014.  The Bank also actively monitors its 25 largest borrower relationships.  Commercial real estate is generally managed within federal regulatory monitoring guidelines of 300% of risk based capital for commercial real estate and 100% for commercial construction loans.  At year-end 2014, non-owner occupied commercial real estate totaled 216% of Bank risk based capital and outstanding commercial construction loans were 34% of Bank risk based capital.  The Bank has hold limits for several categories of commercial specialty lending including healthcare, hospitality, designated franchises, and leasing, as well as hold limits for designated commercial loan participations purchased.  In most cases, these limits are below 100% of risk based capital for all outstandings in each monitored category.

Problem Assets.  The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure.  For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and does not result in a “troubled” loan designation.  For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable owner-occupants to remain in their home.  However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports delinquent loans and non-performing assets to the Board quarterly.  Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. All loan collections are managed through the Bank’s special assets group, except for consumer loan collections, which are managed by the Retail group.

Real estate acquired by the Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed.  Interest income that would have been recorded for 2014 if non-accruing loans had been current according to their original terms, amounted to $1.1 million.  Included in the amount is $104 thousand related to troubled debt restructurings.  The amount of interest income on those loans that was recognized in net income in 2014 was $0.6 million.  Included in this amount is $188 thousand related to troubled debt restructurings.  Interest income on accruing troubled debt restructurings totaled $0.7 million for 2014.  The total carrying value of troubled debt restructurings was $16.7 million at year-end.

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

Item 1 - Table 3 - Problem Assets and Accruing TDR

(In thousands)	2014	2013	2012	2011	2010

Non-accruing loans:
Residential mortgages	$3,908	$7,868	$7,466	$7,010	$2,173
Commercial real estate	12,878	13,739	12,617	14,280	9,488
Commercial and industrial loans	1,705	2,355	3,681	990	1,305
Consumer	3,214	3,493	1,748	1,954	746
Total non-performing loans	21,705	27,455	25,512	24,234	13,712
Real estate owned	2,049	2,758	1,929	1,900	3,386
Total non-performing assets	$23,754	$30,213	$27,441	$26,134	$17,098

Troubled debt restructurings (accruing)	$12,612	$8,344	$3,641	$1,263	$7,829
Accruing loans 90+ days past due	$4,568	$9,223	$18,977	$10,184	$1,054

Total non-performing loans/total loans	0.46%	0.66%	0.64%	0.82%	0.64%
Total non-performing assets/total assets	0.37%	0.53%	0.52%	0.65%	0.59%

Asset Classification and Delinquencies.  The Bank performs an internal analysis of its commercial loan portfolio and assets to classify such loans and assets in a manner similar to that employed by the federal banking regulators. There are four classifications for loans with higher than normal risk: Loss, Doubtful, Substandard and Special Mention. Usually an asset classified as Loss is fully charged-off. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated Special Mention.  Please see the additional discussion of non-accruing and potential problem loans in Item 7 and additional information in the Loan Loss Allowance Note to the consolidated financial statements. Impaired loans acquired in business combinations are normally rated Substandard or lower and the fair value assigned to such loans at acquisition includes a component for the possibility of loss if deficiencies are not corrected.

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

The following table presents an analysis of the allowance for loan losses for the years indicated.

Item 1 - Table 4 - Allowance for Loan Loss

(In thousands)	2014	2013	2012	2011	2010

Balance at beginning of year	$33,323	$33,208	$32,444	$31,898	$31,816
Charged-off loans:
Residential mortgages	2,596	2,426	2,647	1,322	409
Commercial real estate	5,684	5,026	4,229	4,046	6,403
Commercial and industrial loans	3,010	2,917	697	1,443	2,685
Consumer	2,563	2,467	1,877	885	1,188
Total charged-off loans	13,853	12,836	9,450	7,696	10,685

Recoveries on charged-off loans:
Residential mortgages	365	399	103	231	213
Commercial real estate	270	549	52	189	794
Commercial and industrial loans	228	211	96	109	1,094
Consumer	361	414	373	150	140
Total recoveries	1,224	1,573	624	679	2,241

Net loans charged-off	12,629	11,263	8,826	7,017	8,444
Allowance attributed to loans acquired by merger	—	—	—	—	—
Provision for loan losses	14,968	11,378	9,590	7,563	8,526
Transfer of commitment reserve	—	—	—	—	—
Balance at end of year	$35,662	$33,323	$33,208	$32,444	$31,898

Ratios:

Net charge-offs/average loans	0.29%	0.29%	0.26%	0.27%	0.42%
Recoveries/charged-off loans	8.84	12.25	6.60	8.82	20.97
Net loans charged-off/allowance for loan losses	35.41	33.80	26.58	21.63	26.47
Allowance for loan losses/total loans	0.76	0.80	0.83	1.10	1.49
Allowance for loan losses/non-accruing loans	164.30	121.37	130.17	133.88	232.63

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

Item 1 - Table 5A - Allocation of Allowance for Loan Loss by Category

	2014		2013		2012		2011		2010
		Percent of		Percent of		Percent of		Percent of		Percent of
		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated		Amount Allocated
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each	Amount	Loans in Each
(Dollars in thousands)	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category	Allocated	Category

Residential mortgages	$7,480	0.50%	$7,562	0.55%	$6,444	0.49%	$3,420	0.34%	$3,200	0.50%
Commercial real estate	15,539	0.96	16,112	1.13	19,275	1.36	22,176	1.92	19,923	2.15
Commercial and industrial loans	6,322	0.79	5,770	0.85	5,707	0.95	4,566	1.11	6,498	2.27
Consumer	6,321	0.82	3,879	0.56	1,782	0.27	2,282	0.62	2,277	0.80

Total	$35,662	0.76%	$33,323	0.80%	$33,208	0.83%	$32,444	1.10%	$31,898	1.49%

Item 1 - Table 5B - Allocation of Allowance for Loan Loss

	2014		2013		2012		2011		2010
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category		Category		Category		Category		Category
(Dollars in thousands)	Amount Allocated	to Total Loans	Amount Allocated	to Total Loans	Amount Allocated	to Total Loans	Amount Allocated	to Total Loans	Amount Allocated	to Total Loans

Residential mortgages	$7,480	31.97%	$7,562	33.11%	$6,444	33.20%	$3,420	34.51%	$3,200	30.11%
Commercial real estate	15,539	34.43	16,112	41.26	19,275	35.44	22,176	39.11	19,923	43.21
Commercial and industrial loans	6,322	17.19	5,770	9.08	5,707	15.05	4,566	13.88	6,498	13.35
Consumer	6,321	16.41	3,879	16.55	1,782	16.31	2,282	12.50	2,277	13.33

Total	$35,662	100.00%	$33,323	100.00%	$33,208	100.00%	$32,444	100.00%	$31,898	100.00%

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

The Company has historically maintained a high-quality portfolio of managed duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations.  Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae or Freddie Mac, and consisting principally of collateralized mortgage obligations (generally consisting of planned amortization class bonds).  Other than securities issued by the above agencies, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2014.  The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers.  All of the Company’s available for sale municipal securities are investment grade rated and most of the portfolio carries credit enhancement protection.  The Company invests in investment grade corporate bonds and non-investment grade fixed income securities consisting primarily of capital instruments issued by local and regional financial institutions and a mutual fund investing in non-investment grade bonds of national corporate issues.  The Company also invests in equity securities of local financial institutions, including those that might be future potential partners, as well as dividend yielding equity securities of national corporate exchange traded issuers.  The Company owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on its operating relationship with the FHLBB.  The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Bank did not record any material losses or write-downs of investment securities during the year and none of the Company’s investment securities were other-than-temporarily impaired at year-end.

The following tables present the amortized cost and fair value of the Company’s securities, by type of security, for the years indicated.

Item 1 - Table 6A - Amortized Cost and Fair Value of Securities

	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
Municipal bonds and obligations	$127,013	$133,699	$77,852	$77,671	$79,498	$84,757
Mortgage-backed securities	824,865	829,652	610,326	601,429	318,245	321,685
Other bonds and obligations	74,953	73,525	61,123	58,975	35,241	34,436
Marketable equity securities	48,992	54,942	20,041	21,973	22,467	25,291

Total securities available for sale	$1,075,823	$1,091,818	$769,342	$760,048	$455,451	$466,169

Securities held to maturity
Municipal bonds and obligations	$4,997	$4,997	$4,244	$4,244	$8,295	$8,295
Mortgage-backed securities	70	74	73	75	76	83
Tax advantaged economic development bonds	37,948	39,594	40,260	41,101	41,678	43,137
Other bonds and obligations	332	332	344	344	975	975

Total securities held to maturity	$43,347	$44,997	$44,921	$45,764	$51,024	$52,490

Trading account security	$12,554	$14,909	$13,096	$14,840	$13,610	$16,893

Restricted equity securities	$55,720	$55,720	$50,282	$50,282	$39,785	$39,785

Item 1 - Table 6B - Amortized Cost and Fair Value of Securities

	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasuries,other Government agencies and corporations	$873,927	$884,668	$630,442	$623,478	$340,789	$347,058
Municipal bonds and obligations	182,513	193,199	135,451	137,855	143,080	153,082
Other bonds and obligations	131,004	129,577	111,749	109,601	76,001	75,197

Total Securites	$1,187,444	$1,207,444	$877,642	$870,934	$559,870	$575,337

The schedule includes available-for-sale and held-to-maturity securities as well as the trading security and restricted equity securities.

The following table summarizes year-end 2014 amortized cost, weighted average yields and contractual maturities of debt securities. A significant portion of the mortgage-based securities are planned amortization class bonds.  Their expected durations are 3-5 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages.  Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization.

Item 1 - Table 7 - Weighted Average Yield

			More than One		More than Five Years
	One Year or Less		Year to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(In millions)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Municipal bonds and obligations	$1.0	1.50%	$3.1	4.3%	$12.3	5.4%	$115.5	5.6%	$132.0	5.5%
Mortgage-backed securities	—	—	4.6	4.3	5.4	2.0	814.9	2.5	824.9	2.5
Other bonds and obligations	—	—	15.4	4.9	48.5	1.2	49.4	4.6	113.2	3.2
Total	$1.0	1.50%	$23.1	4.7%	$66.2	2.0%	$979.8	3.0%	$1,070.2	2.9%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

Deposits are the major source of funds for the Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers.  The Bank serves personal, commercial, non-profit, and municipal deposit customers.  Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of demand deposits (noninterest-bearing checking), NOW (interest-bearing checking) (NOW),  regular savings, money market savings and time certificates of deposit. The Bank emphasizes its transaction deposits — checking and NOW accounts for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers.  The Bank is promoting remote deposit capture devices so that commercial accounts can make deposits from their place of business.  Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers.  Deposit related fee income is a significant source of fee income to the Bank, including overdraft income and interchange fees related to debit card usage.  Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship.  The Bank offers compensating balance arrangements for larger business customers as an alternative to fees charged for checking account services. Berkshire’s Business Connection is a personal financial services benefit package designed for the employees of its business customers.  In addition to providing service through its branches, Berkshire provides services to deposit customers through its private bankers, MyBankers, commercial/small business relationship managers, and call center representatives.

The Bank’s deposits are insured by the FDIC.  The Bank has in the past offered additional 100% deposit insurance at no charge to customers through the Massachusetts Deposit Insurance Fund (“DIF”).  The Bank terminated its participation in this fund in 2014 and the related insurance protection is being phased out.  During 2014, the Bank expanded its use of brokered deposits as a significant deposit source, both to fund lending and investment activities as well as to provide enhanced insurance protection through reciprocal deposit programs to large commercial accounts.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated.  Deposit amounts in the following tables include balances associated with discontinued operations.

Item 1 - Table 8 - Average Balance and Weighted Average Rates for Deposits

	2014			2013			2012
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(In millions)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Demand	$805.0	18%	0.0	$655.7	17%	—%	$529.0	15%	—%
NOW	417.2	9	0.1	355.2	9	0.1	304.1	9	0.2
Money market	1,442.3	33	0.1	1,389.2	35	0.9	1,189.1	34	0.4
Savings	476.4	11	0.1	442.2	11	0.1	390.8	11	0.1
Time	1,265.4	29	0.7	1,085.8	28	1.2	1,056.0	31	1.6
Total	$4,406.3	100%	0.4	$3,928.1	100%	0.5%	$3,469.0	100%	0.6%

At year-end 2014, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

Item 1 - Table 9 - Maturity of Deposits > $100,000

		Weighted
		Average
Maturity Period	Amount	Rate
(In thousands)
Three months or less	$236,896	0.76%
Over 3 months through 6 months	188,336	0.90
Over 6 months through 12 months	151,605	1.14
Over 12 months	363,339	1.22
Total	$940,176	1.03%

The Company also uses borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs.  The FHLBB functions as a central reserve bank providing credit for member institutions. As an FHLBB member, the Company is required to own capital stock of the FHLBB.  FHLBB borrowings are secured by a blanket lien on most of the Bank’s mortgage loans and mortgage-related securities, as well as certain other assets. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities.  The Company has a $15 million trust preferred obligation outstanding as well as $75 million in senior subordinated notes.  The Company’s common stock is listed on the New York Stock Exchange.  Subject to certain limitations, the Company can also choose to issue common stock in public stock offerings and can also potentially obtain privately placed common and preferred stock, and subordinated, and senior debt from institutional and private investors.

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

WEALTH MANAGEMENT SERVICES

The Company’s Wealth Management Group provides consultative investment management and trust relationships to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team.  Wealth Management services include investment management, trust administration, and estate planning.  The Bank also provides a full line of investment products, financial planning, and brokerage services utilizing Commonwealth Financial Network as the broker/dealer.  The Group’s principal operations are in Western New England and it is expanding its services in the Company’s other regions.

At year-end 2014, assets under management totaled $1.4 billion, including $0.8 billion in the Bank’s traditional wealth/trust platform, $0.3 billion in the Bank’s registered investment advisor Renaissance Investment Group targeting high net worth clients, and $0.3 billion in investment accounts offered through BerkshireBanc Investment Services offered through the Commonwealth Financial Network.  Total wealth management assets have more than doubled in the past five years through acquisition and talent recruitment and reflecting investment performance and the strength of the AMEB brand and referrals from the banking business teams.   The Wealth platforms have been designed to be scalable as the Group further penetrates markets in its footprint.  Berkshire Bank employees over 20 Wealth Management professionals many of who are licensed and credentialed with the CFP®, CFA, CTFA and/or a JD.    Wealth Management is a significant element of the Berkshire’s plan to increase market and wallet share, diversify revenues, and improve profitability.  The Company will consider acquisitions of wealth management businesses in support of its growth strategy.

INSURANCE

As an independent insurance agent, the Berkshire Insurance Group represents a carefully selected group of financially sound, reputable insurance companies offering attractive coverage at competitive prices.  The Insurance Group offers a full line of personal and commercial property and casualty insurance.  It also offers employee benefits insurance and a full line of personal life, health, and financial services insurance products.  Berkshire Insurance Group operates a focused cross-sell program of insurance and banking products through all offices and branches of the Bank with some of the Group’s offices located within the Bank’s branches.  The Group’s principal operations are in Western New England, and it is expanding its services in the Company’s other regions.  The Group is focusing on the Bank’s distribution channels in order to broaden its retail and commercial customer base.  The Company will consider acquisitions of insurance agencies in support of its growth strategy.

PERSONNEL

At year-end 2014, the Company had 1,091 full time equivalent employees, including 1,039 full time employees and 104 part time employees..  Berkshire continues to develop its staffing, including staff for new branches and hires related to team development.  The Company has also developed staff with targeted skills to deepen the Company’s infrastructure.  The Company’s employees are not represented by a collective bargaining unit.

SUBSIDIARY ACTIVITIES

The Company wholly-owns two active consolidated subsidiaries: the Bank and Berkshire Insurance Group.  The Bank is a Massachusetts-chartered savings bank.  Berkshire Insurance Group is incorporated in Massachusetts.  Berkshire Bank owns consolidated subsidiaries operated as Massachusetts securities corporations.  The Company also owns all of the common stock of a Delaware statutory business trust, Berkshire Hills Capital Trust I. The capital trust is unconsolidated and its only material assets is a $15 million trust preferred security related to the junior subordinated debentures reported in the Company’s consolidated financial statements.  Additional information about the subsidiaries is contained in Exhibit 21 to this report.

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

REGULATION AND SUPERVISION

General

The Company is a Delaware corporation and a bank holding company, within the meaning of the Bank Holding Company Act of 1956, as amended. As such, it is registered with, supervised by and required to comply with the rules and regulations of, the Federal Reserve Board. The Federal Reserve Board requires the Company to file various reports and also conducts examinations of the Company.  The Company must receive the approval of the Federal Reserve Board to engage in certain transactions, such as acquisitions of additional banks and savings associations. The Company was previously regulated as a savings and loan holding company. However, in July 2014, the Company became a bank holding company in connection with the Bank’s conversion to a Massachusetts trust company charter. As a result, the Company is now regulated as a bank holding company and has further elected to become a financial holding company. As a financial holding company, the Company may engage in activities that are financial in nature or incidental to a financial activity.

The Bank is a Massachusetts-chartered trust company and its deposits are insured up to applicable limits by the FDIC. The Bank was previously a Massachusetts-chartered savings bank and converted to a Massachusetts-chartered trust company in July 2014. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”) as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions or branches of other institutions. The Commissioner and the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the Massachusetts legislature, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the Company, the Bank and their operations.

In January 2015, the Commonwealth of Massachusetts enacted “An Act Modernizing the Banking Laws and Enhancing the Competitiveness of State-Chartered Banks.”  Among other things, the legislation attempts to better synchronize Massachusetts laws with federal requirements in the same area, streamlines the process for an institution to engage in activities permissible for federally chartered and out of state institutions, consolidates corporate governance statutes and authorizes the Commissioner to establish a tiered supervisory system for Massachusetts chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance and other factors deemed appropriate. The new provisions of Massachusetts banking law are scheduled to take effect on April 7, 2015.

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in 2010. The Dodd-Frank Act has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision, the Company’s previous primary federal regulator, as of July 21, 2011.

Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. However, institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and are subject to the primary enforcement authority of their prudential regulator rather than the Consumer Financial Protection Bureau.

The Consumer Financial Protection Bureau has finalized the rule implementing the “Ability to Repay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules became effective on January 10, 2014.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor.  The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether or not the company is publicly traded.  The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on checking accounts and contained a number of reforms related to mortgage origination.

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

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered depository institution, the Bank is subject to supervision, regulation and examination by the Commissioner and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Commissioner is required for a Massachusetts-chartered institution to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Massachusetts law and regulations generally allow Massachusetts institutions to engage in activities permissible for federally chartered banks or banks chartered by another state. The recent legislation establishes a 30 day notice procedure to the Commissioner in order to engage in such activities.  The legislation also authorizes Massachusetts institutions to engage in activities determined to be “financial in nature” or incidental or complementary to such a financial activity, subject to a 30 day notice to the Commissioner.

Dividends. A Massachusetts stock institution, such as the Bank, may declare cash dividends from net profits not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the institution’s capital stock is impaired. A Massachusetts stock institution with outstanding preferred stock may not, without the prior approval of the Massachusetts Commissioner of Banks, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Commissioner is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

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

The recent Massachusetts legislation provides that, beginning in April 2015, Massachusetts law incorporates federal regulations governing extensions of credit to insiders and separate Massachusetts requirements are repealed.

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

Regulatory Enforcement Authority. Any Massachusetts-chartered institution that does not operate in accordance with the regulations, policies and directives of the Commissioner may be sanctioned for non-compliance, including seizure of the property and business of the institution and suspension or revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the institution’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that an institution has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the institution concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Massachusetts has other statutes or regulations that are similar to the federal provisions discussed below.

Federal Regulations

Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement during 2014 was a ratio of Tier 1 capital to total average assets (as defined) of 3%. For all other institutions, the minimum leverage capital ratio was not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other items.

The Bank must also comply with the FDIC risk-based capital guidelines. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 200%, with higher levels of capital being required for the categories perceived as representing greater risk.

During 2014, state non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets); set the leverage ratio at a uniform 4% of total assets;  increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) ; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective on January 1, 2015.  The “capital conservation buffer” is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

As a bank holding company, the Company is also subject to regulatory capital requirements, as described in a subsequent section.

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

During 2014, an institution was deemed to be “well capitalized” if it had a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution was “adequately capitalized” if it had a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution was “undercapitalized” if it had a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution was deemed to be “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution was considered to be “critically undercapitalized” if it had a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

At December 31, 2014, the Bank met the criteria for being considered “well-capitalized” as defined in the prompt corrective action regulations.

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions to the prompt corrective action framework, which became effective on January 1, 2015.  Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:”  (1) a common equity Tier 1 risk-based capital ratio of at least 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of at least 8% (increased from 6%); (3) a total risk-based capital ratio of at least 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% or greater (unchanged).

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

FDIC insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize a predecessor deposit insurance fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment base of the fund.  For the quarter ended December 31, 2014, the Financing Corporation assessment amounted to 0.62 basis points of total assets less Tier 1 capital.

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

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements, and general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  Historically, the FHLBB has paid dividends to member banks based on money market rates.  These dividends were suspended for a time due to losses reported in 2008 and they remain at nominal levels.

Enforcement

The Federal Deposit Insurance Corporation has primary federal enforcement responsibility over state chartered banks. The Federal Deposit Insurance Corporation has authority to bring enforcement actions against such institutions and their “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution or receivership or conservatorship in certain circumstances. Potential civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

Holding Company Regulation

General. In July 2014, the Company’s changed status from that of a savings and loan holding company to that of a bank holding company through the Bank’s conversion from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company. By doing so, the previously applicable requirement that the Bank comply with the Qualified Thrift Lender Test, which required that a specified percentage of assets be in primarily residential mortgage-related investments, was eliminated.

The Company is now subject to examination, regulation, and periodic reporting as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any other bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Company has elected to become a financial holding company.

The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis).  Such guidelines have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for the depository institution subsidiaries.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities are no longer includable as Tier 1 capital, as was primarily the case with bank holding companies, subject to certain grandfathering rules.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary institutions apply to bank holding companies with greater than $500 million of assets, effective January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The guidance also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of its stock or otherwise engage in capital distributions.

The status of the Company as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Acquisition of the Company. Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.  Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Taxation

The Company reports its income on a calendar year basis using the accrual method of accounting. This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries. Further discussion of income taxation is contained in the income taxes note to the consolidated financial statements.  The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions.  The Company may exclude from income 100% of dividends received from the Bank and from Berkshire Insurance Group as members of the same affiliated group of corporations.  The Company reports income on a calendar year basis to the Commonwealth of Massachusetts. Massachusetts tax law generally permits special tax treatment for a qualifying limited purpose “securities corporation.”  The Bank’s securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

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

Overall Business Risks

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally and Locally. National and international markets continue to recover from the aftermath of the severe recession.  Numerous fiscal and monetary policy measures address the evolving conditions related to the uneven conditions of economic and financial recovery.  A slowing or failure of economic recovery in the U.S. and in the Company’s markets could adversely effect these challenging economic and market conditions, with potential risks and negative impacts on the us and others in the financial services industry.  A deterioration of business and economic conditions, particularly in our local markets, could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Lending

Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Business and Financial Results.

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

The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.

Berkshire plans to continue to emphasize the origination of commercial loans, which generally exposes us to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more sensitive to economic downturns.  Such sensitivity includes potentially higher default rates and possible reduction of collateral values. Commercial lending involves larger loan sizes and larger relationship exposures, which can have a greater impact on profits in the event of adverse loan performance.  The majority of the Company’s commercial loans is secured by real estate and subject to the previously discussed real estate risk factors.   Commercial lending sometimes involves construction or other development financing, which is dependent on the future success of new operations.  The Company’s commercial lending activities have extended across wider parts of its New England and New York markets into areas where the Company has less business experience.  The Company’s commercial lending includes asset based lending, which depends on the Company’s processes for monitoring and being able to liquidate collateral on which these loans rely.  The Company includes small business lending in its commercial loan disclosures.  The Company has expanded this lending function and re-engineered it small business loan origination process in order to accelerate growth.  Additionally, the Company has expanded its wholesale purchases and sales of loans and loan participations with other banks doing business in its markets, including participations in national credits.    Commercial loans may increase as a percentage of total loans, and commercial lending may continue to expose the company to increased risks.

The Allowance for Loan Losses May Prove to be Insufficient to Absorb Losses in The Loan Portfolio.

Like all financial institutions, the Company maintains an allowance for loan losses which is our estimate of the probable losses that are inherent in the loan portfolio as of the financial statement date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results.  The accounting measurements related to impairment and the loan loss allowance require significant estimates which are subject to uncertainty and changes relating to new information and changing circumstances.  Additionally, the allowance can only reflect those losses which are reasonably estimable, and there are constraints in our ability to estimate losses in this period of unusual economic and financial stress.  This is particularly relevant for our estimates of losses for pools of loans.  Accordingly, at any time, there may be probable losses inherent in the portfolio but which we are not reasonably able to estimate until additional information emerges which can form the basis for a reasonable estimate.

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

Estimates Related to Accounting for Acquired Loans May Differ From Actual Results.

Under generally accepted principles for business combinations, there is no loan loss allowance recorded for acquired loans, which are recorded at net fair value on the acquisition date.   This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality.  These estimates are based on projections of expected cash flows for these problem loans, which in many cases rely on estimates deriving from the liquidation of collateral.  If the projections are inadequate, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered impaired, which would result in a reduction in interest income.  If fair value estimates differ from actual collectability, then tangible book value of the Company will have been recorded incorrectly at the time of the acquisition, and subsequent earnings will differ from original estimates.  Measures of tangible book value and earnings impacts of business combinations are frequently used in evaluating the merits and value of business combinations.  The Company has recorded significant income resulting from collections of acquired impaired loans which exceeded the fair value estimates originally established.  Additionally, accounting for acquired loans involves ongoing assessments of the timing and amount of expected loan collections.  Numerous assumptions and estimates are integral to purchased loan accounting, and actual results could be different from prior estimates.

New regulations could restrict the Company’s ability to originate and sell mortgage loans.

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

Operating

Expansion, Growth, and Acquisitions Could Negatively Impact Earnings If Not Successful.

The Company plans to achieve significant growth organically, by geographic expansion, through business line expansion, and through acquisitions. We have recently expanded into new geographic markets and anticipate that we will continue to expand into additional geographic markets as we grow as a regional bank.  The success of this expansion depends on our ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Also, our success depends on the acceptance by customers of us and our services in these new markets and, in the case of expansion through acquisitions, our success depends on many factors, including the long-term recruitment and retention of key personnel and acquired customer relationships. The profitability of our expansion strategy also depends on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings.  In 2013, revenues decreased in the second half of the year due to changes related to loans and operations acquired in the prior two years.  The Company has implemented certain expense restructuring activities, related in part to the rationalization of acquired operations.  Such activities expose us to risk that revenues may be affected or that changes in operations may result in inefficiencies or control deficiencies that could contribute to financial or market share losses.

Berkshire continues to identify and evaluate opportunities to expand through acquisition of banks, insurance agencies, and wealth management firms.  Some of these opportunities could result in further geographic expansion.  Merger and acquisition activities are subject to a number of risks, including lending, operating, and integration risks.  Growth through acquisition requires careful due diligence, evaluation of risks, and projections of future operations and financial conditions.  Actual results may differ from our expectations and could have a material adverse effect on our financial condition and results of operations.  Growth through acquisition also often involves the negotiation and execution of extensive merger agreements. Such agreements may give rise to litigation, constrain us in certain ways, or expose us to other risks beyond our normal operating risks.

The Company completed the purchase and integration of 20 branches in Central New York in 2014.  The amount of deposits acquired was significantly below the amount at the time of the purchase agreement.  Runoff abated after the purchase was completed, but it there is future attrition of deposit balances or difficulties in retaining acquired customer relationships, the expected benefits of this acquisition may not be realized.The Company’s recruitment of new executive and commercial lending management has in several cases brought in new management who previously worked at larger institutions.  These individuals have often served larger customers than the Company has historically serviced, and they have had the benefit of larger capital and administrative resources than are present in the Company’s current structure. The success of this recruitment may depend on the successful integration of these individuals into the Company and may expose the Company to lending and operating losses related to large new customers in newer markets.  The Company’s commercial banking strategy has particularly focused on taking market share from larger national institutions and in many cases these new accounts are larger than the Company’s historic accounts.  Additionally, the Company’s ability to service these accounts may in some cases involve arranging loan participations and syndications.  These activities can expose the Company to additional lending, administrative, and liquidity risks.  The Company also actively recruits in other business lines, including private banking and wealth management.  This activity can give the Company additional access to large customers in its markets in order to expand our business.  Such recruitment can affect the retention of new and old business, and can also be affected by competitive reactions and other relationship risks in retaining accounts.

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

Competition From Financial Institutions and Other Financial Service Providers May Adversely Affect the Company’s Growth and Profitability.

Competition in the banking and financial services industry is intense.   We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Larger banking institutions have substantially greater resources and lending limits and may offer certain services that we do not.  Local competitors with excess capital may accept lower returns on new business.  There is increased competition by out-of-market competitors through the internet.  Federal regulations and financial support programs may in some cases favor competitors or place us at an economic disadvantage.  Our profitability depends on our continued ability to successfully compete and grow profitably in our market areas. Competition among financial institutions has included competition for banking teams and talent which creates risk that revenues, earnings, or market share could be adversely affected by the loss of talent.

Market Changes May Adversely Affect Demand For The Company’s Services and Impact Revenue, Costs, and Earnings.

Channels for servicing the Company’s customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and demand for universal bankers and other relationship managers who can service multiples product lines.  The Company has an ongoing process for evaluating the profitability of its branch system and other office and operational facilities.  The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.  The Company competes with larger providers who are rapidly evolving their service channels and escalating the costs of evolving the service process.

The Company is Subject to Security and Operational Risks Relating to Our Use of Technology that Could Damage Our Reputation and Our Business.

Security breaches of confidential information in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our data security could also deter customers from using our internet banking services. We rely on industry standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our security systems from compromises or breaches and could result in damage to our reputation and our business. We utilize third party core banking software and for some systems we have outsourced our data processing to a third party. If our third party providers encounter difficulties or if we have difficulty in communicating and/or transmitting with such third parties, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.  We utilize file encryption in designated internal systems and networks and are subject to certain state and federal regulations regarding how we manage data security.  Our enterprise governance risk and compliance function includes a framework of controls, policies and technologies to monitor and protect information from cyberattacks, mishandling, and loss, together with safeguards related to the confidentiality, integrity and availability of information. Natural disasters and disaster recovery risks could affect our operating systems, which could affect our reputation. Our business continuity program addresses crisis management, business impact, and data and systems recovery.  Potential problems with the management of technology security and operational risks may affect regulatory compliance, which could affect operating costs and expansion plans.

The Company faces cybersecurity risks, including denial of service attacks, hacking and identity theft that could result in the disclosure of confidential information, which could adversely affect the Company’s business or reputation and create significant legal and financial exposure.

The Company’s computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. As a growing regional bank, the Company anticipates that it may be subject to similar attacks in the future. Hacking and identity theft risks could cause serious reputational harm to the Company. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all such attacks. The Company may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. Despite efforts to ensure the integrity of its systems, the Company will not be able to anticipate all security breaches of these types, and the Company may not be able to implement effective preventive measures against such security breaches. The techniques used by cyber criminals change frequently and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to its data or that of its clients. These risks may increase in the future as the Company continues to increase its mobile-payment and other internet-based product offerings and expands its internal usage of web-based products and applications. A successful penetration or circumvention of system security could cause serious negative consequences to the Company, including significant disruption of operations, misappropriation of confidential information of the Company or that of its customers, or damage to computers or systems of the Company or those of its customers and counterparties. A security breach could result in violations of applicable privacy and other laws, financial loss to the Company or to its customers, loss of confidence in the Company’s security measures, significant litigation exposure, and harm to the Company’s reputation, all of which could have a material adverse effect on the Company.

Financial and Operating Counterparties Expose the Company to Risks.

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

The Company May Not Be Able to Attract and Retain Skilled People.

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

Retail Lending Changes Expose the Company to Operating Risks.

Volatile conditions in mortgage markets have been reflected in changes in the Company’s mortgage operations.  The Company has expanded its recruitment and re-engineered its mortgage banking activities (including a systems conversion) and changed its management of this function.  Similarly, consumer indirect auto lending has varied between high growth and declines in a short amount of time.

These changes expose us to operating risks and expose the Bank to the risk of loan losses, losses related to interest rate risk management, compliance, litigation, and other risks common in consumer lending operations.

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

Ongoing System Conversions Expose the Company to Operating and Financial Risks.

Following its core systems conversion in 2012, the Company has further converted companion accounting and banking systems.  These conversions also create increasing risks of maintaining systems interfaces.  The changes expose the Bank to new risks with new systems and new vendors.  The Bank has worked closely with third parties to manage the related operating and financial risks.  Potential problems with new systems could involve regulatory compliance risk, potentially resulting in higher operating costs or limitations on operating activities.  The new systems involve new costs with the new vendor, which could exceed expectations and impact profitability and future vendor relations.

Liquidity

Our Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Our Operations and Future Growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to adjusted deposit growth and repayments and maturities of loans and investments.  These sources include Federal Home Loan Bank advances, proceeds from the sale of loans, and liquidity resources at the holding company. Most recently, the Company has expanded its use of brokered deposits both to support ongoing growth and to provide enhanced deposit insurance to support large dollar commercial relationships.   Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.  Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.  The Company’s long term plan anticipates asset growth at a faster rate than deposit growth, which has resulted in increased reliance on wholesale or nontraditional funding sources.  If deposits in new markets do not remain at planned levels, this could increase the possible reliance on wholesale or nontraditional funding sources.

The Company Has Terminated Its Participation in the Massachusetts Depositors Insurance Fund Size Thresholds, Which May Result In Changes to the Company and the Bank’s Operations.

Due to ongoing growth, the Company exceeded certain Massachusetts Depositors Insurance Fund size thresholds.  Berkshire Bank chose to withdraw from participation in the Depositors Insurance Fund.  The Bank was required, under Massachusetts law, to convert from a Massachusetts savings bank to a Massachusetts trust company and, under federal law, the Company was required to convert from a savings and loan holding company to a bank holding company. Such a charter conversion and holding company change affected the overall powers and obligations of the Company and the Bank. None of these issues affected the Bank’s federal deposit insurance coverage by the FDIC the withdrawal from the DIF supplemental insurance program included a notice and transition time period for currently insured accounts which is extending into 2015.  Withdrawal from DIF could have negative impact to future deposit acquisition or retention.  The Company believes that related charter changes were accomplished in an orderly manner without significant impact to business operations.

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

Interest Rates

Changes in Interest Rates Could Adversely Affect Results of Operations and Financial Condition.

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

Securities Market Values

Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.

Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. The Company concluded that, as of year-end 2014, any unrealized losses are temporary in nature, and it has the intent and ability to hold these investments for a time necessary to recover its cost or stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce earnings. The Company has increased its investment in equity securities and non-investment grade debt securities which may exhibit more credit risk and price volatility.   Some of the Company’s securities are locally originated economic development bonds.  These securities could become impaired due to economic and real estate market conditions which also affect loan risk.  The Company has an investment in the stock of the Federal Home Loan Bank of Boston, which currently provides a modest dividend after a period when the dividend was suspended.  If the capitalization of a Federal Home Loan Bank, including the FHLBB, became substantially diminished it could result in a write-down which would reduce our earnings.  Future regulatory pronouncements could affect the securities portfolio and its carrying value.

Regulatory

Legislative and Regulatory Initiatives May Affect Business Activities and Increase Operating Costs.

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

The Dodd-Frank Act made extensive changes in the regulation of insured depository institutions.   In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulates regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The impact of many of the provisions of the Dodd-Frank Act is ongoing as further regulations are promulgated.  The Company expects that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which the Company does business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  For more information, see “Regulation and Supervision” in Item 1 of this report.

New Federal Bank Capital Rules May Affect the Company’s Future Condition and Performance.

In July 2013, the Office of the Comptroller of the Currency (“OCC”), Board of Governors of the Federal Reserve System (“FRB”), and the Federal Deposit Insurance Corporation (“FDIC”) announced the adoption of new rules that revise and replace the agencies’ capital rules as these federal agencies move forward with implementing capital requirements in response to agreements reached by the Basel Committee on Banking Supervision (“Basel III”). Many of these rules became effective on January 1, 2015 and some of the rules are being implemented in a phased transition which will be completed in 2019.  The Company expects that these rules will make some investments in earning assets less attractive and that overall measures of capital adequacy will be reduced but will remain Well Capitalized.  The new capital rules phase in certain buffers which, if not maintained, could result in limitations on certain distributions to management and shareholders.  The Company expects that such buffers will be maintained.  The implementation of the new capital rules is extensive and some aspects of interpretation and guidance have been delayed until close to implementation dates, increasing the uncertainty related to capital planning.  The Company has a high focus on the ongoing assessment of these new capital rules as they become effective, including the impact on capital sources and capital returns.

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

The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired.   Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates.  It is possible that future impairment testing could result in an impairment of the value of goodwill or intangible assets, or both. If we determine impairment exists at a given point in time, our earnings and the book value of the related intangible asset(s) will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on goodwill and adjusted deposit intangible assets have no impact on our tangible book value or regulatory capital levels.  These are non-GAAP financial measures. They are not a substitute for GAAP measures and should only be considered in conjunction with the Company’s GAAP financial information.

Trading of our Common Stock

The Trading History of The Company’s Common Stock Is Characterized By Low Trading Volume.  The Value of Your Investment May be Subject To Sudden Decreases Due To the Volatility of the Price of Our Common Stock.

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

Pending Agreement to Acquire Hampden Bancorp

Legal Proceedings Commenced After the Announcement of the Merger May Delay Consummation of the Merger, Result in Increased Expenditures and Consume the Time and Attention of Our Executive Officers.

A complaint has been filed against Hampden, the Hampden board of directors and Berkshire, seeking class action status and asserting that Hampden and the Hampden board of directors violated their fiduciary duties to Hampden stockholders in connection with the proposed Merger. The complaint further alleged that Berkshire aided and abetted Hampden and the Hampden board of directors in their alleged breach of fiduciary duties. Berkshire is vigorously defending itself against these claims.  At this time, Berkshire is unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss. Legal proceedings of this type are costly to defend and may consume the time and attention of our executive officers, as well as delay the consummation of the Merger.

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

The Company May be Unable to Successfully Integrate Hampden’s Operations or Otherwise Realize the Expected Benefits from the Merger, Which Would Adversely Affect the Company’s Results of Operations and Financial Condition.

The merger of Hampden with and into the Company involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:

•                                          integrating personnel with diverse business backgrounds;

•                                          combining different corporate cultures; and

•                                          retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of Hampden who are expected to be retained by the Company. The Company may not be successful in retaining these employees for the time period necessary to successfully integrate Hampden’s operations with those of the Company. The diversion of management’s attention and any delay or difficulty encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operation of the Company following the merger.

The success of the merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the business of the Company with Hampden. If the Company is unable to successfully integrate Hampden, the anticipated benefits and cost savings of the merger may not be realized fully or may take longer to realize than expected. For example, the Company may fail to realize the anticipated increase in earning and cost savings anticipated to be derived from the acquisition. In addition, as with regard to any merger, a significant decline in asset valuations or cash flows may also cause the Company not to realize expected benefits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located in owned and leased facilities located in Pittsfield, Massachusetts. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts;

Pioneer Valley (Springfield area), Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Northern Connecticut; and Central/Eastern Massachusetts. The Company has 91 full-service branches in Massachusetts, New York, Connecticut, and Vermont (including one branch in Tennessee following a bank acquisition.)

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

In January 2014, Berkshire completed the acquisition of 20 New York branches, reaching more communities between Albany and Syracuse. As part of the acquisition, two branches were consolidated in Central New York.  The Company also opened a new office in Loudonville, New York in January 2014, as part of its ongoing organic expansion.  Additionally, in October 2014 the Bank opened a new branch banking office in the Westborough, Massachusetts facility which it had previously established as a regional commercial head quarters serving the Worcester and Central/Eastern Massachusetts markets.

Berkshire continues to expand its new retail branch design which eliminates traditional teller counters and provides an interactive customer service environment through “pod” stations which include automated cash handling technology.  In many cases, this branch design also includes a multimedia community room which is offered for use by nonprofit community groups.

Based on its pending merger agreement with Hampden Bancorp, the Bank expects to add an additional seven branch offices in the Springfield market in the second quarter of 2015.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2014, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

Following the public announcement of the execution of the Agreement and Plan of Merger, dated November 3, 2014 (the “Merger Agreement”), by and among the Company and Hampden Bancorp, Inc. (“Hampden”), on or about February 11, 2015, Brian Levy, a purported shareholder of Hampden, filed a shareholder class action lawsuit in the Superior Court of the Commonwealth of Massachusetts for Hampden County against Hampden, the Directors of Hampden and the Company (the “Hampden shareholder litigation”).  The Hampden shareholder litigation purports to be brought on behalf of all of Hampden’s public stockholders and alleges that (i) the directors of Hampden breached their fiduciary duties to it’s stockholders by, among other things, failing to take steps necessary to obtain a fair and adequate price for Hampden’s common stock, (ii) Hampden and its directors failed to disclose material facts in its proxy solicitation materials for its shareholder vote to approve the transaction set forth in the Merger Agreement, and (iii) the Company knowingly aided and abetted Hampden’s directors’ breach of fiduciary duty.

Hampden, its Directors and the Company all deny and are vigorously defending each of the allegations asserted in the Hampden shareholder litigation.  Management of the Company believes the Hampden shareholder litigation will not have any material adverse effect on the financial condition or operations of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”. The following table sets forth the quarterly high and low sales price information and dividends declared per share of common stock in 2014 and 2013.

2014	High	Low	Dividends Declared
First quarter	$27.28	$23.95	$0.18
Second quarter	26.64	22.06	0.18
Third quarter	25.11	22.37	0.18
Fourth quarter	26.91	22.84	0.18

2013
First quarter	$26.01	$23.38	$0.18
Second quarter	27.84	24.62	0.18
Third quarter	29.38	24.34	0.18
Fourth quarter	27.86	24.50	0.18

The Company had approximately 3,307 holders of record of common stock at March 9, 2015.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no purchases of equity securities during the fourth quarter of 2014 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock. On March 26, 2013, the Company authorized the purchase of up to 500 thousand shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. The Company has no intentions to terminate this plan or to cease any potential future purchases. As of year-end 2014, there were 23 thousand shares that remain unpurchased under this plan.

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
October 1-31, 2014	—	$—	—	23,113
November 1-30, 2014	—	—	—	23,113
December 1-31, 2014	—	—	—	23,113
Total	—	$—	—	23,113

Common Stock Performance Graph

The performance graph compares the Company’s cumulative stockholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the KBW Regional Bank Index.  Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative stockholder return over a five-year period is based on an initial investment of $100 on December 31, 2009.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Berkshire Hills Bancorp, Inc.	100.00	110.47	114.34	126.76	148.98	150.02
NYSE Composite Index	100.00	110.84	104.07	117.52	144.75	150.86
PHLX KBW Regional Banking Index	100.00	118.22	109.78	121.26	174.20	174.55

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

	At or For the Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011 (1)	2010 (1)

Selected Financial Data:
Total assets	$6,502,031	$5,672,799	$5,296,809	$3,992,257	$2,882,298
Securities	1,205,794	870,091	573,871	533,181	405,953
Loans	4,680,600	4,180,523	3,988,654	2,956,570	2,142,162
Allowance for loan losses	(35,662)	(33,323)	(33,208)	(32,444)	(31,898)
Goodwill and intangibles	276,270	270,662	274,258	223,364	173,079
Deposits	4,654,679	3,848,529	4,100,409	3,101,175	2,204,441
Borrowings and subordinated notes	1,052,323	1,064,107	448,088	237,402	260,301
Total stockholders’ equity	709,287	678,062	667,265	551,808	387,323

Selected Operating Data:
Total interest and dividend income	$207,042	$203,741	$175,939	$138,260	$112,277
Total interest expense	28,351	34,989	32,551	31,740	35,330
Net interest income	178,691	168,752	143,388	106,520	76,947
Fee income	53,434	50,525	51,265	33,727	29,859
All other non-interest (loss) income	(5,664)	7,707	2,791	2,076	(108)
Total net revenue	226,461	226,984	197,444	142,323	106,698
Provision for loan losses	14,968	11,378	9,590	7,563	8,526
Total non-interest expense	165,986	157,359	140,806	116,442	82,137
Income tax expense - continuing operations	11,763	17,104	13,223	1,884	2,420
Net (loss) income from discontinued operations	—	—	(637)	914	—
Net income	$33,744	$41,143	$33,188	$17,348	$13,615

Dividends per common share	$0.72	$0.72	$0.69	$0.65	$0.64
Basic earnings per common share	1.36	1.66	1.49	0.97	0.98
Diluted earnings per common share	1.36	1.65	1.49	0.97	0.98

Weighted average common shares outstanding - basic	24,730	24,802	22,201	17,885	13,862
Weighted average common shares outstanding - diluted	24,854	24,965	22,329	17,952	13,896

(1) For the years 2011 and 2010, the above schedule has been adjusted for prior year lease adjustments.

	At or For the Years Ended December 31,
	2014	2013	2012	2011 (4)	2010 (4)

Selected Operating Ratios and Other Data: (1)
Share Data:
Book value per share	$28.17	$27.08	$26.53	$26.09	$27.52
Market price at year end	$26.66	$27.27	$23.86	$22.19	$22.11

Performance Ratios:
Return on average assets	0.55%	0.78%	0.73%	0.50%	0.50%
Return on average equity	4.87	6.09	5.66	3.64	3.55
Interest rate spread	3.15	3.47	3.47	3.38	3.01
Net interest margin	3.26	3.63	3.62	3.57	3.28
Non-interest income/total net revenue	21.09	25.65	27.38	27.16	27.88
Non-interest expense/average assets	2.69	2.97	3.11	3.34	2.99
Dividend payout ratio	52.94	41.57	46.31	67.01	65.16

Growth Ratios:
Total loans	11.96	4.81	34.91	38.02	9.20
Total deposits	20.95	(6.14)	32.22	40.68	10.96
Total net revenue	(0.23)	14.96	38.73	33.39	12.58

Asset Quality Ratios: (3)
Net loans charged-off/average total loans	0.29	0.29	0.26	0.27	0.42
Allowance for loan losses/total loans	0.76	0.80	0.83	1.10	1.49

Capital Ratios:
Tier 1 capital to average assets - bank	7.18	7.99	7.46	8.41	8.04
Total capital to risk-weighted assets - bank	10.78	11.62	11.79	11.29	10.61
Stockholders’ equity/total assets	10.91	11.95	12.60	13.82	13.44
Tangible common stockholders’ equity to tangible assets (2)	6.96	7.54	7.82	8.71	7.91

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

(4) For the years 2011 and 2010, the above schedule has been adjusted for prior year lease adjustments.

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison.

Item 6 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2014			2013			2012
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans: (1)
Residential loans	$1,410.2	$55.8	3.96%	$1,271.7	$51.5	4.05%	$1,193.9	$52.7	4.42%
Commercial real estate	1,525.5	65.2	4.27	1,380.8	74.3	5.38	1,271.6	69.1	5.44
Commercial and industrial loans	709.9	28.1	3.95	637.9	29.6	4.64	507.9	20.4	4.01
Consumer loans	744.0	25.4	3.42	654.7	29.6	4.52	427.5	17.8	4.17
Total loans (3)	4,389.6	174.5	3.98	3,945.1	185.0	4.69	3,400.9	160.0	4.71
Investment securities (2)	1,158.7	35.2	3.04	701.1	19.6	2.79	550.8	17.6	3.19
Short-term investments and loans held for sale	37.9	0.6	1.47	71.3	1.5	2.10	76.4	0.9	1.18
Total interest-earning assets	5,586.2	210.3	3.76	4,717.5	206.1	4.37	4,028.1	178.5	4.43
Intangible assets	278.0			272.2			241.7
Other non-interest earning assets	308.6			317.1			262.4
Total assets	$6,172.8			$5,306.8			$4,532.2

Interest-bearing liabilities:
Deposits:
NOW accounts	$417.2	$0.6	0.15%	$355.2	$0.8	0.23%	$304.1	$0.9	0.30%
Money market accounts	1,442.3	5.5	0.38	1,389.2	5.7	0.41	1,189.1	5.8	0.48
Savings accounts	476.4	0.7	0.15	442.2	0.7	0.17	390.8	0.7	0.19
Certificates of deposit	1,265.4	12.4	0.98	1,085.8	13.6	1.25	1,056.0	15.1	1.43
Total interest-bearing deposits (3)	3,601.3	19.2	0.53	3,272.4	20.8	0.63	2,940.0	22.5	0.77
Borrowings and notes (4)	1,024.4	9.2	0.89	655.3	14.1	2.16	432.1	10.1	2.33
Total interest-bearing liabilities	4,625.7	28.4	0.61	3,927.7	34.9	0.89	3,372.1	32.6	0.97
Non-interest-bearing demand deposits	805.0			655.7			529.0
Other non-interest-bearing liabilities	49.1			48.1			44.8
Total liabilities	5,479.8			4,631.5			3,945.9
Equity	693.0			675.3			586.3
Total liabilities and equity	$6,172.8			$5,306.8			$4,532.2
Net interest-earning assets	$960.5			$802.4			$656.0
Net interest income		$181.9			$171.2			$145.9

Supplementary data
Total non-maturity deposits	$3,140.9			$2,842.3			$2,413.0
Total deposits	4,406.3			3,928.1			3,469.0
Fully taxable equivalent adjustment	3.3			2.6			2.6

Interest rate spread			3.15%			3.48%			3.47%
Net interest margin			3.26			3.63			3.62
Cost of funds			0.52			0.77			0.84
Cost of deposits			0.44			0.53			0.65
Interest-earning assets/interest-bearing liabilities			120.76			120.50			119.45

Notes:

(1) The average balances of loans include nonaccrual loans, and deferred fees and costs.

(2) The average balance of investment securities is based on amortized cost.

(3) The above schedule includes loans and deposit balances of discontinued operations in operating accounts.

(4) The average balances of borrowings and notes include the capital lease obligation presented under other liabilities on the consolidated balance sheet.

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

Item 6 - Table 4 - Rate  Volume Analysis

	2014 Compared with 2013			2013 Compared with 2012 (1)
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:
Residential loans	$(1,173)	$5,501	$4,328	$(4,559)	$3,310	$(1,249)
Commercial real estate	(16,074)	6,987	(9,085)	(1,158)	6,337	5,179
Commercial and industrial loans	(4,640)	3,125	(1,515)	3,483	5,720	9,203
Consumer loans	(7,849)	3,685	(4,166)	1,593	10,162	11,755
Total loans	(29,736)	19,298	(10,438)	(641)	25,529	24,888
Investment securities	1,234	14,390	15,624	(2,012)	4,013	2,001
Short-term investments and loans held for sale	(376)	(592)	(968)	667	(63)	604
Total interest income	(28,878)	33,096	4,218	(1,986)	29,479	27,493

Interest expense:
NOW accounts	(301)	126	(175)	(238)	138	(100)
Money market accounts	(462)	214	(248)	(906)	892	(14)
Savings accounts	(101)	55	(46)	(70)	91	21
Certificates of deposit	(3,236)	2,031	(1,205)	(1,962)	416	(1,546)
Total deposits	(4,100)	2,426	(1,674)	(3,176)	1,537	(1,639)
Borrowings	(10,659)	5,696	(4,963)	(785)	4,846	4,061
Total interest expense	(14,759)	8,122	(6,637)	(3,961)	6,383	2,422
Change in net interest income	$(14,119)	$24,974	$10,855	$1,975	$23,096	$25,071

(1) The above schedule includes balances associated with discontinued operations.

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with Generally Accepted Accounting Principles (“GAAP”).  These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition.  Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information.  A reconciliation of non-GAAP financial measures to GAAP measures is provided below.  In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders.  An item which management deems to be non-operating and excludes when computing non-GAAP operating earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP adjusted earnings information set forth is not necessarily comparable to non-GAAP information which may be presented by other companies.  Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company’s GAAP financial information.

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense.  These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, losses recorded for hedge terminations, merger costs, restructuring costs, systems conversion costs, and out-of-period adjustments.  Non-operating adjustments are presented net of an adjustment for income tax expense.  This adjustment in 2013 was based on the marginal tax rate applied to the net non-operating pre-tax adjustments.  In 2014, due to the comparative magnitude of the non-operating items, this adjustment was determined as the difference between the GAAP tax rate and the effective tax rate applicable to operating income.

The Company also calculates adjusted earnings per share based on its measure of operating earnings.  The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity.  Analysts also rely on these measures in estimating and evaluating the Company’s operating performance.  Management also believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of the Company to other companies in the financial services industry.

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, and professional fees.  Systems conversion costs relate primarily to the Company’s core systems conversion and related systems conversions costs.   Restructuring costs primarily consist of employee severance costs and costs and losses associated with the disposition of assets which were undertaken as a project to right-size expenses following a decline in revenue in 2013.  Out-of-period accounting adjustments for interest income on acquired loans were recorded following systems conversions and merger related accounting activity and were deemed non-operating.  Non-operating expenses include variable rate compensation related to non-operating items.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

	At or for the Quarters Ended		At or For the Years Ended
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Net income (GAAP)	$11,398	$10,537	$33,744	$41,143

Non-GAAP measures
Adj: Gain on sale of securities, net	—	(3,392)	(482)	(4,758)
Adj: Loss on termination of hedges	—	0	8,792	—
Adj: Acquisition, restructuring and conversion related expenses (1)	1,762	2,493	8,492	15,348
Adj: Out-of-period adjustment (2)	—	—	1,381	(1,287)
Adj: Income taxes	(1,114)	364	(7,185)	(3,750)

Net non-operating charges	648	(535)	10,998	5,553
Total adjusted income (non-GAAP) (A)	$12,046	$10,002	$44,742	$46,696

Total revenue	$60,847	$55,556	$226,461	$226,984
Adj: Gain on sale of securities and other non-recurring gain, net	—	(3,392)	(482)	(4,758)
Adj: Loss on termination of hedges	—	—	8,792	—
Adj: Out-of-period adjustment (2)	—	—	1,381	(1,287)
Total operating revenue	$60,847	$52,164	$236,152	$220,939

Total non-interest expense	$41,676	$37,157	$165,986	$157,359
Less: Total non-operating expense (see above)	(1,762)	(2,493)	(8,492)	(15,348)
Operating non-interest expense	$39,914	$34,664	$157,494	$142,011

Net earnings per share, diluted (GAAP)	$0.46	$0.42	$1.36	$1.65
Plus: Non-operating earnings per share, diluted	0.02	(0.02)	0.44	0.22
Adjusted earnings per share, diluted (A/G)	0.48	0.40	1.80	1.87

Average diluted shares outstanding (thousands) (GAAP)	24,912	24,857	24,854	24,965
Average operating diluted shares outstanding (thousands) (G)	24,912	24,857	24,854	24,965

(Dollars in millions, except per share data)
Total assets, period-end (GAAP)	$6,502	$5,673	$6,502	$5,673
Less: intangible assets, period-end	276	271	276	271
Total tangible assets, period-end	6,226	5,402	6,226	5,402

Total stockholders’ equity, period-end (GAAP)	$709	$678	$709	$678
Less: intangible assets, period-end	276	271	276	271
Total tangible stockholders’ equity, period-end	433	407	433	407

(1) Acquisition, restructuring, conversion and other related expenses includes $5.4 million in merger and acquisition expenses and $3.1 million of restructuring, conversion and other expenses for the year ended December 31, 2014. For the year ended 2013, these expenses included $8.0 million in merger and acquisition expenses and $7.4 million of restructuring, conversion and other expenses.

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

SUMMARY

Berkshire recorded net income totaling $34 million in 2014, or $1.36 per share, compared to $41 million, or $1.65 per share, in the prior year.  This decrease was primarily attributable to higher net non-operating charges related to the acquisition of 20 New York branches near the start of 2014.  Additionally, the net interest margin tightened due to the ongoing low interest rate environment and declining purchased loan accretion.  Berkshire achieved significant volume growth in loans and deposits and posted higher non-interest income, with the result that year-over year quarterly earnings comparisons turned positive in the second half of the year.

Berkshire measures its adjusted earnings before net non-operating charges in order to evaluate its results related to ongoing operations.  Berkshire recorded adjusted net income totaling $45 million, or $1.80 per share, in 2014, compared to $47 million, or $1.87 per share, in the prior year.  During 2014, Berkshire posted steady improvement in quarterly adjusted earnings per share, which increased sequentially by $0.02 each quarter.  Adjusted earnings per share reached $0.48 in the final quarter of the year and exceeded GAAP earnings of $0.46 per share which included non-operating charges related to the pending agreement to acquire Hampden Bancorp.

In 2014, the Company continued to grow the franchise both organically and through acquisition.  Accomplishments included improvement in the run rate of adjusted earnings per share, improved market share, growth in equity, improvement in liquidity, and benefits to shareholders in the form of dividends and growth in book value per share.  Operating momentum was strong through the end of the year.

2014 financial highlights included:

•                12% increase in total loans

•                15% increase in commercial loans

•                21% increase in total deposits

•                28% increase in demand deposits

•                6% increase in net interest income

•                6% increase in fee income

•                4% increase in book value per share

•                0.29% net loan charge-offs/average loans

•                0.37% non-performing assets/assets at year-end

Additional management accomplishments included:

•                Recruited former Chairman of TD Banknorth, Bill Ryan, as Chairman of our Board of Directors

•                Strengthened executive and senior management team

•                Agreed to acquire Springfield based Hampden Bancorp with $700 million in assets

•                Expanded commercial and business banking and wealth management operations through recruitment

•                Active balance sheet management

•                Integrated 20 branch acquisition in Central and Eastern NY

•                Opened two de novo branches/consolidated four branches

•                Implemented leading enterprise risk management system

As a result of expansion in recent years, the Company believes that it has diversified its earnings sources and balance sheet risks and improved its strategic positioning for market share growth and long run financial results.  Revenue gains were achieved in 2014 in all business lines including retail, commercial, wealth management, and insurance.  Expansion initiatives were pursued in small business banking, mortgage banking, private banking, and the MyBanker service.  Product enhancements were implemented in targeted areas including mobile banking and SBA lending.  Relationship management teams were enhanced. Brand awareness was further supported through Berkshire’s partnership with the New England Sports Network (NESN) as the official bank of Boston Bruins coverage on the network, along with brand positioning through women’s national champion coach and spokesperson Geno Auriemma.  Berkshire’s initiatives were recognized with several marketing, communications and philanthropic awards.  Berkshire’s Foundations provided $1.4 million in charitable contributions in its markets, and its employees provided more than 40,000 hours of volunteer service in their communities.

As a result of its growth and progress, the Bank changed its charter from a Massachusetts chartered savings bank to a Massachusetts chartered trust company in July 2014. Simultaneously, the Company changed its holding company status from a savings and loan holding company to a bank holding company, and it elected the financial holding company designation as a bank holding company. At the time of these changes, the Bank also terminated its participation in the Massachusetts Depositors Insurance Fund (DIF). This change had no impact on the Bank’s ongoing participation in FDIC deposit insurance and the Bank continues to target deposit growth while completing this transition.

In the fourth quarter of 2014, Berkshire entered into an agreement to acquire Hampden Bancorp, which is targeted to be completed in the second quarter of 2015, subject to customary regulatory approvals.  Hampden has approximately $700 million in assets and Berkshire expects to increase its Springfield area branches from 11 offices to 18 offices with this transaction.  This in-market merger is expected to improve Berkshire’s Springfield MSA deposit market share from tenth position to fifth position.  Including the benefit of planned cost savings, this merger is targeted to improve most metrics related to financial performance and condition.  Merger consideration is 100% stock, which is expected to increase Berkshire’s total share count by approximately 4 million shares.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2014 AND 2013

Summary:  Berkshire continued to extend and deepen its banking footprint in 2014.  Total loans increased by 12% through organic growth, team recruitment, product expansion, and wholesale activities.  Total deposits increased by 21% including organic growth in demand deposit balances together with the benefit of the acquired branches and growth of brokered deposits.  The Company’s risk management maintained the momentum of favorable and improving asset quality while also producing significant recoveries of purchased impaired loans which contributed to the year’s income.  The ratio of loans/deposits decreased to 101% as a result of the strong deposit growth.  Total assets increased by 15% including additional investment securities purchased with acquired deposit funds and as a result, the ratio of capital/assets decreased to 10.9% and the ratio of tangible capital to assets decreased to 7.0%.  The targeted acquisition of Hampden Bancorp for all-stock consideration is expected to improve the tangible equity capital ratio.  The Company continues to view its internal generation of tangible capital as a fundamental element of its capital strength for supporting operations and growth as well as shareholder dividends.   Internal capital generation improved during the year and in the fourth quarter annualized earnings before intangible amortization measured 11.3% of tangible equity.  In January 2015, following its review of 2014 results, the Board approved a 6% increase in the quarterly cash dividend to $0.19 per share.  Berkshire continues to manage its interest rate sensitivity with the goal of benefiting income from expected future increases in interest rates and to limit the present value of equity at risk from higher interest rates in the long term.

Investment Securities.  Berkshire’s goal is to maintain a high quality portfolio consisting primarily of liquid investment securities with managed durations to limit the potential for market value declines in rising rate markets.  Berkshire focuses on loan growth as the primary use of funds and the primary source of interest income.  The investment portfolio is an additional source of interest income and also provides additional liquidity and interest rate risk management flexibility.   The Company evaluates the portfolio within its overall objectives of producing growth in earnings per share and contributing to return on equity.  The Company continuously evaluates options for managing the portfolio’s size, diversification, risk, and duration.

In 2014, portfolio management was targeted to help absorb acquired deposit funds, to further leverage capital for enhanced return on equity, to improve the run rate securities yield based on disciplined management of duration and credit risk, and to provide total return and comprehensive income through active balance sheet management.  Gross interest income on securities and other earning assets increased by 85% in 2014 compared to 2013 and was integral to offsetting declining loan income as well as increasing overall net interest income.  Total securities increased by $336 million, or 39%, to $1.2 billion at year-end 2014.  Nearly all of the increase was in securities available for sale, and the increase in investments contributed 40% of the total increase in assets during the year.  Securities totaled 19% of total assets at year-end 2014 and measured 115% of total borrowings.

Berkshire actively managed its investment portfolio in 2014 to utilize the acquired deposits and to support the securities yield despite the impact of ongoing low interest rates.   The majority of purchases were in the first half of the year before interest rates dipped further.  The Company uses collateralized mortgage obligations (CMOs) of U.S. agencies as the primary component of its investment strategy, the majority of which are planned amortization class securities. Available for sale CMOS increased by $207 million to $714 million during the year.  Other major areas of investment in available for sale securities included municipal bonds (increasing $56 million to $134 million), equity securities (increasing $33 million to $ 55 million), and a $30 million investment in a mutual fund targeted at higher yielding debt securities of U.S. corporate issuers.

The Company manages the maturity structure of the securities portfolio to provide liquidity while also balancing the duration and yields of the portfolio to align with its interest rate risk and income strategies.  The effective duration of the bond portfolio had increased to 5.0 years from 4.7 years during the first nine months of the year before decreasing to 4.3 years at year-end 2014 due to a shortening of mortgage backed securities durations resulting from the fourth quarter decrease in interest rates.  This was reflected in the year-end average life extension risk in the event of a 300 basis point increase in interest rates, which was 3.0 years at year-end 2014, compared to 2.2 years at the start of the year.   These changes reflect a modest targeted lengthening of the portfolio with the purchases of municipal and mortgage securities to support the overall securities yield.

As a result of securities activities, the yield on securities improved to 3.00% in the fourth quarter of 2014 compared to 2.72% in the final quarter of 2013. This included the benefit of the longer dated municipal and mortgage securities, as well as the increased investment in corporate equities and bonds.  Additionally, the Company recorded $0.5 million in net securities gains and $0.6 million in other non-interest income resulting from a mutual fund distribution.  Gross securities gains and losses related to bond repositioning, including exiting certain corporate bonds in the second quarter and certain lower performing CMOs in the third quarter.

The unrealized value of the securities portfolio increased in 2014 primarily due to improved bond prices reflecting lower interest rates.  The benchmark ten year Treasury rate decreased to 2.17% at year-end 2014, compared to 3.04% at the prior year-end.  The securities portfolio had a $17.6 million, or 1.6%, unrealized gain at year-end 2014, compared to an $8.5 million, or 1.0%, unrealized loss at the start of the year.

The Company did not record any write-downs of investment securities in 2014 and none of the Company’s investment securities were classified as other-than-temporarily impaired during the year or at year-end.  Securities with unrealized losses decreased to $7 million from $18 million in 2014 due to improved securities prices.  Detail on these securities, including one security with a $1.0 million unrealized loss, is included in the Securities note in the consolidated financial statements.  At year-end 2014, excluding corporate bonds, all available for sale debt securities carried at least one investment grade rating by a major rating agency except for the above security.  The Company owns non-investment grade U.S. corporate securities including  bank capital securities and high non-investment grade U.S. corporate issues targeted towards potential ratings upgrades.  The Company’s equity securities include both local community bank stocks as well as dividend yielding U.S. corporate stocks.  Including the benefit of higher U.S. stock prices, gross unrealized equity security losses with durations over 12 months totaled only $0.3 million at year-end 2014.  The Company’s held to maturity securities are generally unrated local securities, all of which are performing and none of which is deemed criticized according to the Company’s internal ratings systems.

With the recent change in the Bank’s charter, the Bank is no longer eligible to make future purchases of equity securities, although this activity is permitted by the Company as a bank holding company.  Under new regulatory capital rules beginning in 2015, the Company is required to keep higher levels of capital to support certain equity and other investments.  At December 31, 2014, the Company held Hampden Bancorp stock with a total fair value of $4.4 million including an unrealized gain of $2.0 million.

Loans.  Berkshire produced growth in all categories of loans in 2014 as it took advantage of its franchise expansion to increase market and wallet share.  The rate of loan growth was highest in commercial and industrial loans and indirect auto loans.  Competition remained strong across the footprint, although some competitors scaled back originations efforts in residential mortgages and indirect auto lending during the year.  To mitigate ongoing yield compression, the Company began to shift its business mix in the fourth quarter with more focus on commercial and industrial loans with higher lending spreads.  Loan quality and performance measures continued to improve and remained favorable based on the Company’s credit selection and strategies.

Loan relationship managers were hired in most lending functions, as team and talent recruitment remained important aspects of Berkshire’s operating strategy.  Additionally, the Company increased wholesale activity to take advantage of opportunities based on its regional niche to develop business with other area banks and to manage the composition and growth of the portfolio.  Acquired impaired loans continued to be liquidated more quickly than originally expected, and recoveries of purchased loan discount contributed significantly to total revenue.

Total loans increased by $500 million, or 12%, to $4.68 billion in 2014.  Growth in total loans was concentrated in the commercial portfolio, which grew by $311 million, or 15%.  Loan growth momentum remained strong through the second half of the year.  Loan yields were under pressure throughout the year due to ongoing low interest rates and despite the portfolio volume growth, gross interest income decreased $11.6 million, or 6% year over year.  This included a $11.4 million decrease in purchased loan accretion to $6.7 million in 2014, most of which was due to lower recoveries on the collection of purchased impaired loans.  The overall portfolio yield decreased to 3.96% in the fourth quarter of 2014 from 4.26% in the fourth quarter of 2013.  Excluding purchased loan accretion, the yield decreased to 3.82% from 4.01% for these periods.  This yield in the most recent quarter increased by 0.01% from the prior quarter as Berkshire focused on favorable changes in the mix of originations and runoff.  During the year, Berkshire enhanced its loan pricing and return on equity analytics to support its goals for improving overall return on equity and managing in the highly competitive markets that prevailed throughout the year.

Berkshire focuses on growth of its commercial loan portfolio as a fundamental component of its strategy to build middle market business volume and commercial relationships while taking advantage of its size and geographic positioning to gain market share from national banks.  The Bank’s commercial banking teams operate out of its seven commercial regional offices to provide commercial real estate and commercial and industrial loans together with commercial depository and banking services, as well as insurance and wealth management services.  The Bank also has an asset based lending group based in its Burlington, MA office which services the entire footprint.  Through team and talent recruitment, the Company expanded its commercial relationship management teams throughout most of its regions in 2014.  The Company’s growing small business banking team is part of the Bank’s retail organization and small business loans are included in commercial loan totals.  This team improved its competitive position and was a leader in SBA lending in several of Berkshire’s regions in the latter part of the year.

The $311 million, or 15%, increase in commercial loans included a 14% increase in commercial real estate loans and a 17% increase in commercial and industrial loans.  Commercial real estate growth of $194 million included $34 million in construction loans, $65 million in commercial multifamily, $18 million in owner occupied properties, and $77 million in non-owner occupied commercial properties.  The $117 million increase in commercial and industrial loans included $44 million of asset based lending balances and $73 million of all other commercial and industrial loans.  Among the Company’s regions, commercial balances increased in a number of regional markets. In the latter part of the year, the Company outplaced certain lower yielding commercial balances and replaced them with higher yielding commercial loans including purchased syndication participations.  In the final quarter of the year, the yield on commercial loans was 3.90% before purchased loan accretion, which was a 0.03% increase over the prior quarter.  This was the first quarter over quarter increase in this measure for several quarters.  Including purchased loan accretion, the commercial yield was 4.19% in the final quarter of the year.

Berkshire originated $561 million in mortgages in 2014, compared to $1.027 billion in 2013.  Mortgage market demand slowed following unanticipated rate increases in midyear 2013.  Demand has remained softer than the previous robust market, but volume increased in the second half of 2014 due to lower interest rates and some strengthening in the housing market.  Residential real estate markets were comparatively strong in Eastern Massachusetts, where the majority of the Company’s loan originators are located.  The Company originates a significant portion of its mortgages for sale to manage interest rate risk associated with fixed rate mortgages.  Mortgages originated for sale totaled $243 million in 2014.  Most jumbo mortgages are retained due to the lack of secondary market demand, and much of the Eastern Massachusetts production consists of jumbo mortgages due to elevated home prices in that region.  Net of secondary market sales and other wholesale purchases and sales of residential mortgages, the mortgage portfolio increased by $112 million, or 8%, in 2014.    Due to ongoing interest rate compression, the yield on the portfolio decreased to 3.88% in the fourth quarter of 2014 compared to 3.98% in the same quarter of 2013.  In 2014, Berkshire upgraded its loan origination platform, expanded its loan originations team, and rebranded its mortgage operations as Berkshire Home Lending.  Berkshire also has an exclusive mortgage relationship with the Massachusetts Teachers Association which was expanded in 2014 to include certain other services offered by the Company.  The Company is targeting to grow the mortgage portfolio but actual growth will depend on market conditions and asset liability management considerations.

Berkshire increased its consumer loan portfolio in 2014 by $77 million, or 11%, as it actively pursued expansion of  indirect auto loan originations.  Due to less favorable market conditions in the second half of the year, the Company scaled back its originations and also sold certain existing loans.  At year-end, the Company was not targeting expansion of the indirect auto portfolio in the near term and expected to manage the size of the portfolio based on overall balance sheet management considerations.  The home equity loan portfolio increased by $12 million, or 4%, in 2014 which reflected the ongoing modest market demand for this product.  The consumer loan portfolio yield decreased to 3.35% in the fourth quarter of 2014, compared to 4.01% in the final quarter of 2013 due to ongoing yield compression and the Company’s origination strategies.  Towards the end of 2014, the Company changed its strategies, leading to a 1% decrease in the portfolio during the final quarter and a 0.01% improvement in the portfolio yield compared to the prior quarter.

Berkshire’s total commitments to originate loans decreased at year-end 2014 compared to the start of the year.  This was largely due to a decrease in commercial loan commitments.  Berkshire monitors its commercial loan pipeline including loan applications which are viewed as likely to materialize as closed loans.  The commercial pipeline generally remained around the $150 million level through the second half of the year and was viewed as stable at year-end.  Closed loan originations from the pipeline are sometimes seasonally lower in the first quarter of the year due to weather impacts on borrower activity.

Berkshire favors a profile of net interest income related interest rate risk that is neutral or asset sensitive and accepts a profile of equity at risk which is modestly liability sensitive due to market factors in the ongoing low rate environment.  The Bank offers back-to-back interest rate swaps to certain commercial loan customers, which allows the Bank to book a variable rate loan while providing the customer with a contract to fix its interest rate. This allows the Company to be more competitive with national financing sources without booking long-term, fixed rate assets at current low interest rates, as well as providing a source of fee income.  At year-end 2014, approximately 37% of the loan portfolio was scheduled to reprice within one year, 24% was scheduled to reprice in one — five years, and 39% was scheduled to reprice over five years. The comparable percentages at the prior year-end were 32%, 29%, and 39% respectively.  The shift towards more variable rate loans primarily reflected the higher growth in commercial loans and particularly in commercial and industrial loans which are often priced off of the 30 day LIBOR index.  The Company estimated that the fair value of net loans exceeded carrying value by approximately 1.1% at year-end 2014, compared to equaling book value at the start of the year.  This reflected the benefit of lower interest rates at year-end 2014 and further improvement of the risk profile, which was partially offset by tighter lending spreads and higher assumed prepayment speeds due to the lower interest rates.

Asset Quality.  Berkshire has a Chief Risk Officer and a Risk Committee of the Board which keep a close focus on maintaining strong asset quality.  This includes setting loan portfolio objectives, maintaining sound underwriting, close portfolio oversight, and careful management of problem assets and potential problem assets.  Additionally, merger due diligence is an integral component of maintaining asset quality.  Acquired loans are recorded at fair value and are deemed performing regardless of their payment status. Therefore, some overall portfolio measures of asset quality are not comparable between years or among institutions as a result of recent business combinations.   A general goal is to achieve significant resolutions of impaired loans acquired in bank mergers in the first year following the acquisition date.  Berkshire’s asset quality has reflected its strong credit disciplines together with the generally favorable economic characteristics of its footprint among U.S. regions through the last recession and recovery.

Net loan charge-offs were 0.29% of average loans in 2014 and 2013.  In 2014, the charge-off rate on loans from business activities was 0.25% and the rate on loans acquired in bank acquisitions was 0.43%.  Year-end 2014 non-performing assets decreased to $24 million from $30 million at the start of the year, measuring 0.37% of total assets at year-end.   Loans which became non-performing during the year totaled $22 million in 2014, compared to $28 million in 2013.  The impact of new non-performing assets was more than offset by resolutions including upgrades, collections, and charge-offs.  The ten largest non-performing loans decreased to $9.7 million from $11.8 million during the year and were generally well secured, with $1.0 million in impairment reserves as of year-end.  The largest non-performing loan at year-end was $1.9 million.  For loans from business activities, the ratio of non-performing loans to total loans decreased to 0.38% from 0.58% during the year.

Loans classified as performing troubled debt restructurings totaled $16.7 million at year-end 2014, compared to $10.8 million at year-end 2013.  Loans restructured during the year totaled $10.5 million in 2014, of which $0.1 million subsequently defaulted.  In 2013, these amounts totaled $7.8 million and $2.5 million, respectively.  Foreclosed real estate decreased in 2014 to $2.0 million from $2.8 million.  Accruing loans over 90 days past due improved to 0.10%

of total loans from 0.22%, and loans delinquent 30-89 days decreased to 0.42% of total loans from 0.51%.  At year-end 2014, the remaining carrying balance of purchased credit impaired loans was $14 million and the contractual amount owed on these loans was $26 million.  The comparable measures at year-end 2013 were $30 million and $53 million, respectively.

In the fourth quarter of 2014, Berkshire entered into an agreement to acquire Springfield Massachusetts based Hampden Bancorp, which has a $513 million loan portfolio including residential mortgage, commercial, and consumer loans.  Based on its due diligence, the Company anticipated a credit related discount equating to 2.8% of outstanding loans, which would generally be offset by other premium aspects of the acquired loans.  The estimated credit discount was lower than in recent bank acquisitions by the Company and reflected the solid credit performance and characteristics of the Hampden portfolio.  Berkshire’s general goal is to integrate this portfolio and the lending management of Hampden into its overall operations.  Hampden’s CEO is expected to become the Regional President for the Pioneer Valley and Connecticut and to further build the combined operations in those markets.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate. The Company’s methodologies for determining the loan loss allowance are discussed in Item 1 of this report, and Item 8 includes further information about the accounting policy for the loan loss allowance and the Company’s accounting for the allowance in the consolidated financial statements.

The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated and which are inherent in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition.  The fair value of acquired loans includes the impact of estimated loan losses for the life of the portfolio, including factors which are not probable or inherent as of the acquisition date, and including subjective assessments of risk.  A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses relating to acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to other financial institutions.  Loans acquired in business combinations totaled $762 million, or 16% of total loans at year-end 2014, compared to $1.011 billion, or 24% of total loans at the prior year-end.

The total amount of the loan loss allowance increased by $2.3 million to $35.7 million in 2014.  The ratio of the allowance to total loans decreased to 0.76% at year-end from 0.80% at the start of the year due to the improved credit profile of the portfolio.  The allowance on loans from business activities decreased to 0.84% from 0.93% of related loans, while the allowance on loans acquired in acquisitions remained unchanged at 0.38%.  The year-end allowance on total loans provided 2.8X coverage of 2014 net charge-offs and 1.6X coverage of year-end non-accrual loans. At year-end 2013, the comparable measures were 3.0X and 1.2X, respectively.  The ratio of the allowance to total loans decreased in 2014 for residential mortgages, commercial real estate, and commercial and industrial loans due to ongoing favorable experience with charge-offs, loan performance, overall credit characteristics, impaired loans, and economic conditions.  The ratio of the consumer loan allowance to consumer loans increased due to the higher growth of indirect auto loans compared to lower risk home equity loans in the consumer loan portfolio.

The credit risk profile of the Company’s loan portfolio is described in the Loan Loss Allowance note in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Criticized loans were reduced in 2014 to $130 million (2.0% of assets) from $165 million (2.9% of assets) due primarily to targeted resolutions of balances acquired in business acquisitions.   The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest.  These loans have a possibility of loss if weaknesses are not corrected.  Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans.  Potential problem loans totaled $67 million at year-end 2014 compared to $71 million at the prior year-end.  The ten largest potential problem loans totaled $51 million at year-end 2014, with the largest such loan totaling $18 million.  This asset is an in-market commercial real estate participation loan on a retail/office property on interest-only payment terms during an interim tenant remarketing period.  The Company’s evaluation of its credit risk profile also compares the amount of criticized loan and foreclosed assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance. This ratio was 28% at year-end 2014, compared to 37% at the prior year-end.

The Financial Accounting Standards Board intends to issue final revised standards in 2015 for loan loss estimation pursuant to Proposed Accounting Standards Update (Subtopic 825-15), more commonly referred to as the Current Expected Credit Loss model, or CECL.  It is proposed to move from an incurred loss model to a life-of-expected loss model.   FASB has proposed to remove the probability threshold, adding forecasting, and requiring more in-depth analysis an d disclosure for the credit loss estimation.  It is anticipated that banks will generally carry higher loan loss allowance estimates as a result of this change and that loan loss estimates be made at acquisition date for loans acquired in business combinations.  Further analysis of the impacts of this expected change will depend on final implementation rules.

Other Assets.   Berkshire received $423 million in cash in January 2014 related to the New York branch purchase.  This cash was initially used to fund purchases of investment securities and to reduce borrowings.  Additionally, the Company received $5 million in loans and $5 million in premises and other assets with this purchase.  Capital expenditure activity in 2014 was routine, including de novo branches and branch relations.  As a result of recent restructuring activities certain assets were liquidated, written down, or held for sale at year-end.  Berkshire continues to evaluate its branch and premises network to identify potential opportunities to further reduce underperforming locations.  In considering restructuring activities, the Company considers revenue and expense impacts and the expected time to payback the restructuring charges, which are normally viewed by the Company as non-operating charges against income.  Total intangible assets increased by $6 million to $276 million in 2014.  Goodwill increased due to the 2.25% premium paid for the New York deposits.  Other intangible assets decreased as scheduled amortization more than offset the core deposit intangible recognized on the acquired deposits.  The net deferred tax asset decreased due to the recognition of current items in normal operations.

Deposits.  During 2014, the Company adjusted its funding strategies based on the acquisition of the new core deposits, and the diversification of its liquidity sources with brokered deposits.  Additionally, the Company’s business strategies included reductions in its utilization of municipal deposit sources and changes in the supplemental depositors insurance provided by the Massachusetts Depositors Insurance Fund. The benefits of these strategies included improved liquidity measures, greater flexibility, lower funding costs, and improved asset sensitivity of the asset/liability profile. Berkshire continues to increase its demand deposit account relationships, reflecting its emphasis on promotion of these low cost relationship based accounts. During the third quarter, the Company decided to end its classification of its Tennessee branch as held for sale. As a result, the $23 million in deposits of this branch were reclassified from other liabilities and were included in total deposits.

Total deposits increased by $806 million, or 21%, in 2014.  Growth included $440 million in New York deposits acquired in January and a $390 million increase in brokered deposits.  Growth since January also included a $118 million increase in commercial deposits to $1.166 billion due to expansion in commercial and business banking.  Growth since January was partially offset by a $63 million decrease to $128 million in municipal balances due to a targeted reduction in less profitable relationships.   Total demand deposits increased by $191 million, or 28% during  the year, including a $94 million, or 12%, increase since January.  Berkshire targets demand deposits as a central relationship account and growth of these balances included the benefit of the commercial expansion noted above.  The Company does not pay interest on its demand deposit balances.

The total cost of deposits decreased to 0.44% in the fourth quarter of 2014 compared to 0.53% in the same quarter of 2013.  The cost of interest bearing deposits decreased by 0.10% over this period, including a 0.02% decrease in the rate paid on non-maturity accounts and a 0.34% decrease in the cost of time deposits to 0.91%.  Time deposit costs declined due to the ongoing low interest rate environment and the Company’s strategies, including the expansion of brokered time deposits.

Acquired New York deposits totaled $440 million and included $110 million in demand deposits, $80 million in NOW accounts, $124 million in money market deposits, $36 million in savings accounts, and $90 million in time deposits.  The balances of New York acquired deposits had decreased between the announcement and completion of this transaction and this was reflected in the lower premium paid.  Balances in the acquired branches at year-end were modestly higher than at acquisition date.  In the second quarter, the Company merged Berkshire Bank Municipal Bank into Berkshire Bank, which had no material impact on the Company’s operations. In 2014, the Company began utilizing brokered deposits as an alternative to Federal Home Loan Bank borrowings in order to diversify its funding sources and to achieve better execution of its asset/liability objectives.

Due to the deposit growth, the loans/deposits ratio decreased to 101% at year-end from 109% at the start of the year. On July 11, 2014, the Bank terminated its participation in the Massachusetts Depositors Insurance Fund (“DIF”). This termination had no impact on the Bank’s FDIC insurance and existing deposits continue to be insured by DIF for a transition period. Due to its growth, the Bank would have been required to provide third party reinsurance to DIF, which was determined to be cost prohibitive and which led to the decision to terminate participation in this program. The Company’s goal is to grow its total deposits organically through business activities in 2014 and 2015 while it completes this transition from DIF insurance.  The estimated amount of uninsured deposit balances totaled $1.1 billion at year-end 2014, compared to $1.0 billion at the prior year-end.  The Bank has also begun to offer reciprocal deposits to certain large commercial depositors and money market deposits included $9 million of reciprocal balances at year-end 2014.  These reciprocal money market deposits result in 100% deposit insurance for the customer through reciprocal agreements with other FDIC insured banks while also providing deposit sources to Berkshire to fund its operating activities.

The Company opened two de novo branches in 2014 and consolidated four others.  In comparison, in 2013 the Company opened one de novo branch and consolidated five branches.  During the year, the Company introduced product innovations targeted towards mobile customers and certain other customer segments.  The Company’s active promotion its various partnerships garnered numerous awards for branch awareness and communications.  The Company continues to develop its non-branch relationship channels including private banking, My Banker, and investment services professionals.  The Company also manages its small business banking and insurance business operations within the Retail division to promote customer wallet share development.

Berkshire had 91 branches at year-end 2014, which was up from 73 branches at the start of the year due to the New York branch purchase.  The proposed acquisition of Hamden will add another 7 branches in the Springfield area, net of three Hampden branches targeted for consolidation shortly after the merger.  Excluding acquired and consolidated branches, deposit growth was generally flat in existing branches open more than one year as of mid-year 2014.  Growth was strongest in new markets in Massachusetts and the Albany area, including de novo branches and commercial relationship growth.  Deposits in certain branches in Western Massachusetts and Central New York decreased as a result of the strategic changes previously discussed for municipal and higher cost accounts.  The Company’s market share increased in most of the MSA’s in which it operates based on this June data.  In most of these MSA’s the Company had a leading position among regional banks servicing these markets as of that measurement date.  The average branch size at mid-year was approximately $45 million in deposits, which was down from $48 million a year earlier.  This decrease was due to the smaller branches acquired in New York, which have lower deposit costs and higher fee income in mostly rural markets.  Deposit growth of 4% in the second half of 2014 drove an increase in average branch size to approximately $47 million by year-end.

Borrowings and Other Liabilities.  Berkshire utilizes borrowings to manage short term liquidity, to provide overnight funding for targeted asset classes, as medium term funding for portions of the loan portfolio, and for qualifying regulatory capital to support overall balance sheet soundness.  Most outstanding borrowings are from the Federal Home Loan Bank of Boston, but the Bank and the holding company also utilize other established short term funding sources. The Company balances the flexibility and cost advantage of short term borrowed funds with strategic objectives for deposit funding and liquidity.  All FHLBB borrowings are variable rate (within one year), and Berkshire uses interest rate swaps to fix the interest rate on a portion of this indebtedness.

The Company also used acquired and brokered deposits to fund asset growth in 2014. Brokered deposits have been used as an alternative wholesale source of funds, sometimes offering more attractive short term fixed rate funding compared to borrowings from the Federal Home Loan Bank. Total borrowings decreased by $12 million, or 1%, to $1.052 billion during the year.  The $440 million in funds received for acquired deposits was initially utilized to reduce FHLBB borrowings, including $235 million in three month revolving advances that the Company elected to extinguish. With this extinguishment, the Company terminated all of its cash flow interest rate swaps which were related to these three month revolving advances and which had a total notional balance of $410 million including both currently effective and forward starting swaps. During the first quarter, the Company borrowed new short term advances to fund growth in earning assets, and short term advances and brokered deposits were further utilized in the second quarter to fund loan growth. Including the benefit of the borrowings and hedges restructuring, interest expense for borrowings decreased by to $9.2 million in 2014 from $14.1 million in the prior year.  The cost of borrowings decreased to 0.85% in the fourth quarter of 2014, compared to 1.69% in the same quarter of 2013.

Other liabilities increased slightly to $86 million at year-end 2014, compared to $82 million at the start of the year.  Liabilities were reduced by the aforementioned reclassification of the Tennessee branch from held for sale.  This was mostly offset by an increase in balances due on purchased commercial loan participations which were settled shortly after year-end.  Additionally, there was an increase on the fair value liability of derivative financial instruments due primarily to the impact of lower interest rates on the value of the Company’s fixed payment interest rate swap contracts.

Derivative Financial Instruments and Hedging Activities.  Berkshire utilizes derivative financial instruments to manage the interest rate risk of its borrowings, to offer these instruments to commercial loan customers for similar purposes, and as part of its residential mortgage banking activities.  The instruments sold to commercial and residential mortgage customers are an important source of fee income.  Demand for these products tends to vary inversely with the direction of interest rates, and they are more popular when interest rates are decreasing and customers wish to lock in long term fixed interest rates that the Company cannot offer directly based on its own funding sources.

The notional value of derivatives totaled $1.035 billion at year-end 2014, which was up from $905 million at the start of the year. Cash flow hedges decreased by $125 million as a result of the hedge restructuring implemented in the first quarter of the year. At the start of the year, the Company had $410 million in FHLBB borrowings hedges averaging a 3.8 year maturity, a 1.4 year forward start, and a 2.15% forward pay rate. At year-end, the Company had $300 million in forward starting FHLBB borrowings hedges averaging a 4.3 year maturity, a 1.3 year forward start, and a 2.29% forward pay rate. These swaps lock-in higher future borrowing costs and they provide protection in the event that interest rates rise more than anticipated. The $2.1 million fair value liability on FHLBB borrowings swaps at year-end 2013 was a component of the loss recorded in the first quarter for the termination of hedges. At year-end 2014, there was a $3.3 million fair value liability on outstanding FHLBB borrowings swaps due to the unanticipated decrease in long term interest rates near the end of the year.

Changes in economic hedges related to commercial loan interest rate swaps and in hedges related to mortgage banking operations reflected increased business volumes during the year. Total commercial loan interest rate swaps increased by $90 million, or 43%, to $297 million during 2014 and were a component that contributed to the strong commercial loan growth during the year.  The Company recorded $46 million in risk participations with dealer banks in the final quarter of 2014 representing interest rate swaps associated with purchased commercial loan participations acquired during the period.  The notional value of derivative financial instruments related to residential mortgage banking increased by $29 million, or 35%, to $82 million at year-end 2014 compared to the start of the year due to higher pipeline volume.

The net fair value liability associated with derivative financial instruments increased to $6 million at year-end 2014 from $4 million at year-end 2013 due primarily to the liability on cash flow hedges as a result of the decrease in interest rates near year-end.

Stockholders’ Equity.  Berkshire pursues a balance of capital to maintain financial soundness while using common equity efficiently with the goal to produce a strong return on equity and book value growth as a basis for shareholder value creation.  A sound capital structure reduces risk and enhances shareholder return and access to capital markets to support the Company’s banking activities and the markets that it serves.  In its payment of dividends, management of treasury shares, issuance of equity compensation, and balancing of capital sources, the Company strives to achieve a capital structure that is attractive to the investment community and which satisfies the policy and supervision purposes of the Company’s regulators.  When Berkshire negotiates business combinations, it generally expects to use its common shares as a significant component of merger consideration and to balance the mix of cash and stock to arrive at a targeted capital ratio based on the characteristics of the combined banks.  All of the Company’s equity is owned by common stockholders and its stock is listed on the New York Stock Exchange.

Stockholders’ equity increased by $31 million, or 5%, to $709 million in 2014.  The charge to first quarter income for the swap terminations was offset by an equivalent credit to other comprehensive income and therefore resulted in no net impact to stockholders’ equity. The increase in equity included the benefit of retained earnings as well as other comprehensive income resulting from unrealized securities gains due to the decrease in medium term interest rates during the year to date.

Due to the deposit acquisition and loan growth, the ratio of equity to assets decreased to 10.9% from 12.0% during the year.  The ratio of tangible equity to assets decreased to 7.0% from 7.5%. Tangible equity is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets. The Company was within the range of 7 — 8% that it generally targets for this measure and also considers its return on tangible equity as a source of capital strength for improving its condition and supporting its growth.

Berkshire’s total shares outstanding increased by 1% to 25.2 million in 2014 as issuances for option exercises and equity compensation were partially offset by treasury stock repurchases.  Book value per share increased by 4% to $28.17, while tangible book value per share increased by 6% to $17.19.  The Company paid out $0.72 in dividends in 2014, which equated to a 3% return on beginning book value per share and a 5% return on beginning tangible book value.  Shortly after year-end, the Board voted to increase the quarterly shareholder dividend by 6% to $0.19 per share. The 2014 dividend equated to a 53% payout of earnings, which were net of non-operating charges primarily related to the branch acquisition.

In 2014, Berkshire Bank’s total risk based capital ratio decreased to 10.8% from 11.6% and its Tier 1 risk based capital ratio decreased to 9.2%.   The Company converted its holding company status to a bank holding company after midyear and began reporting consolidated holding company capital measures for the first time as of September 30, 2014. At year-end 2014, the Company’s consolidated total risk based capital ratio measured 11.4% and the Tier 1 risk based capital ratio measured 9.0%. For both the Bank and the Company, the regulatory capital ratios exceeded the regulatory minimums for the Well-Capitalized designation.

Beginning in the first quarter of 2015, new regulatory capital measures are being phased in by federal regulatory authorities for both the Bank and the Company.  The Company expects to maintain its Well-Capitalized designation as determined by these measures as they become effective.  At year-end 2014, the Company had a pending agreement to acquire Hampden Bancorp which is intended to be funded with 100% common stock consideration.  The Company plans that this acquisition will be accretive to its capital ratios and return on equity.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Summary:  Berkshire’s results in 2014 included the New York branch operations acquired on January 17, 2014. As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods.

As noted previously, Berkshire uses a non-GAAP measure of adjusted net income to supplement its evaluation of its operating results.  Adjusted net income excludes certain amounts not viewed as related to ongoing operations.  These non-operating items consist primarily of merger, conversion, and restructuring expenses, together with gains recorded on securities and investments in acquired banks.  Berkshire views its net merger related costs as part of the economic investment for its acquisitions.  Conversion expenses were primarily related to changes following the core systems conversion in 2012 which is a long term investment in the Company’s operating infrastructure.    These investments are intended to contribute to long term earnings growth and franchise value.

In 2013, changes in market conditions resulted in a downturn in mortgage banking revenue and accelerated runoff of acquired impaired and non-relationship loans. Quarterly earnings per share decreased to $0.33 in the third quarter of 2013 from $0.48 in the second quarter of 2013. Management reorganized and restructured its expenses in the second half of the 2013, and quarterly earnings improved to $0.42 per share in the fourth quarter of 2013.  Berkshire leveraged its expanded footprint in 2014 with the New York branch purchase and strong loan growth, and earnings per share improved further to $0.46 in the fourth quarter of 2014.  Adjusted earnings per share advanced to $0.48 in this quarter, which was a 20% improvement from $0.40 per share in the fourth quarter of 2013.  In 2014, the Company developed revenue synergies, operating efficiencies, and improved product and service capabilities based on the combination of its larger footprint and enhanced infrastructure.

Full year net income totaled $33.7 million, or $1.36 per share, in 2014 compared to $41.1 million, or $1.65 per share, in the prior year.  These full year changes were the result of the quarterly changes discussed above. Berkshire’s adjusted net income measured $1.80 per share in 2014, which was down slightly from $1.87 in the prior year.  As noted above, quarterly operating results had rebounded significantly by the end of 2014 while not yet fully recovering to the level of earnings prior to the revenue decline around midyear 2013.  The return on equity in the final quarter of 2014 improved to 6.5% and the return on assets improved to 0.71%.

The Company targets to continue earnings growth based on positive operating leverage resulting from organic volume growth, disciplined expense management, and the targeted accretive benefits of the pending acquisition of Hampden Bancorp.  Berkshire plans to benefit from market share growth based on the contribution of recruited commercial banking teams as well as expanded sales teams and cross sale activity in most of its business lines.

Total Net Revenue.  Berkshire evaluates its top line with the measure of net revenue, which is the sum of net interest income and non-interest income.  The Company also evaluates net revenue before non-operating security gains/losses and nonrecurring items in order to evaluate the success of its operations.  A critical focus of Berkshire’s strategy is to produce positive operating leverage by growing operating revenue at a higher pace than operating expenses.  Berkshire also measures revenue per share to assess the accretion to shareholder value potential based on the Company’s growth initiatives.

Total net revenue was approximately $226 million in both 2014 and 2013.  Annualized net revenue improved to $243 million in the final quarter of 2014, or $9.77 per share.  Excluding net securities gains, this represented an increase of 17%, or $35 million, from annualized net revenue in the final quarter of 2013 and was also a 3% increase over the similar measure in 2012.  The growth in 2014 included approximately $16 million in anticipated revenue benefit from the acquired New York branches as well as approximately $5 million in benefit from lower borrowing costs related to the hedge termination.  Management estimates that fourth quarter revenue increased by approximately 8% from organic growth and business expansion in 2014 from 2013 including volume related increases in both net interest income and fee revenue.

Net Interest Income.  Berkshire targets growth in net interest income based on increased business volumes related to market share gains in its markets.  The Company also regularly evaluates the use of securities investments to contribute to income and profitability.  The Company evaluates changes in balances and average balances of interest bearing assets and liabilities, along with changes in yields and costs, in evaluating its net interest income.  Because of changes in interest rates, the Company primarily focuses on year over year fourth quarter changes in yields and costs in evaluating the results of changes in condition and operating results related to the net interest margin.   Net interest income increased by $10 million, or 6%, in 2014 compared to 2013 due to the benefit of growth, which was partially offset by a lower net interest margin including the impact of lower purchased loan accretion.

Gross interest income increased by $3 million, or 2%, in 2014 compared to 2013.  The average balance of earning assets increased by 18%, which was mostly offset by a decrease in the net interest margin to 3.26% in 2014 from 3.63% in 2013.  Total loan interest income decreased by $12 million, or 6%, but this was more than offset by a $15 million, or 85%, increase in securities and other interest income as acquired New York deposits were initially used to fund growth in the securities portfolio.  The decrease in loan interest income was due to lower average yields.  While average loan balances increased by 11%, the average loan yield decreased to 3.98% in 2014 from 4.69% in 2013.   By the fourth quarter, yield compression had decreased and based on ongoing volume growth, fourth quarter loan interest income increased by 5% over the same period in 2013.

Net interest income includes purchased loan accretion on loans acquired in business combinations.  This consists primarily of recoveries of accretable and nonaccretable yield arising from the collection of acquired impaired loans, together with amortization of accretable yield.    Purchased loan accretion totaled $6.7 million in 2014, which was down significantly from $18.1 million in 2013 due to the seasoning of the portfolio.    Purchased impaired loans totaled $14 million at year-end 2014, which was 54% of the contractual balance of $26 million of these loans.  The unamortized balance of net accretable yield on impaired loans was $2.5 million at year-end 2014 compared to $2.6 million at the start of the year.  The prospect for additional recoveries of accretable and/or non-accretable yield on future collections of acquired impaired loans is unpredictable but is expected to contribute positively to net interest income due to ongoing favorable conditions for resolving these loans.  At year-end 2013, the carrying amount of purchased credit impaired loans totaled $30 million, which was 57% of the contractual balance of these loans.  Based on its initial analysis of the pending Hampden Bancorp portfolio to be acquired, the Company estimated that purchased impaired loans would be recorded with a $14 million credit related discount (2.8% of outstanding loans) of which approximately half would be accretable and half nonaccretable.  The actual amount to be recorded will depend on conditions at the time this acquisition is completed.

Changes in the yields and costs of earning assets and funding liabilities were discussed previously in the discussion of changes in financial condition.  The overall yield on earning assets decreased to 3.73% in the fourth quarter of 2014 from 3.97% in the fourth quarter of 2013.  Excluding purchased loan accretion, the yield decreased to 3.62% from 3.73%.  The cost of funds decreased to 0.52% from 0.73% including the benefit of the hedge terminations in the first quarter.  Through its balance sheet management, Berkshire was able to offset the earning asset yield compression so that the fourth quarter 2014 net interest margin of 3.23% was only down by 0.03% compared to 3.26% in 2013.  Excluding purchased loan accretion, the fourth quarter margin improved to 3.12% from 3.07% in those same periods.   The Company expects that the net interest margin will decline in 2015 due to the further run-off of purchased loan accretion, but its goal is to avoid further compression of the margin before accretion and to continue to pursue shifts in the asset mix to benefit the margin.  Additionally, the Company’s goal is that both the Hampden acquisition and any future interest rate increases will benefit the net interest margin.  The Company is also monitoring the expected increase to interest expense when its forward starting interest rate swaps become effective in the first half of 2016, with the goal of continuing to support overall earnings growth through the combination of its business activities.

Non-Interest Income.  Most of Berkshire’s non-interest income is fee income, which generally represents business conducted with customers in Berkshire’s markets.  The Company pursues growth in market share and wallet share across its business lines, including banking, insurance, and wealth management.  In commercial banking, Berkshire pursues commercial and industrial loans with relationships that provide non-interest bearing demand deposit balances and that utilize fee services including electronic banking and cash management services.

Fee income increased by $3 million, or 6%, in 2014 compared to 2013.  Fourth quarter fee income increased by $2 million, or 17%, from year to year.  This included an estimated $1 million related to the branch purchase and $1 million related to all other factors.  All major categories of fee income were up year-over-year in the fourth quarter due to Berkshire’s growth.   For the full year, most categories were up except for mortgage banking fee income and other loan related fee income.  Due to a spike in interest rates, mortgage banking revenues declined sharply around midyear 2013 from elevated levels that have not recurred and are not expected to recur.

Deposit related fees increased by $6 million, or 34%, to $25 million in 2014, including an estimated $4 million related to the New York branch acquisition.  These branches acquired from a national bank had a higher rate of fee income generation compared to the Company’s existing deposits.  Accordingly, the annualized ratio of deposit fee income to average deposits increased to 0.54% in the fourth quarter of 2014 compared to 0.48% in the same quarter of the prior year.  Deposit fees in 2014 included $10 million in overdraft income, $8 million in card fee income, and $7 million in service charge income.

Mortgage banking income decreased by 51% to $2.6 million in 2014 from $5.2 million in the prior year.  Berkshire’s mortgage banking revenue is recorded on interest rate lock commitments related to loans originated for sale.  The volume of these commitments was $304 million in 2014.  The Company recorded 2.12% in gross revenue on these commitments and 0.84% net of direct costs of origination in 2014.  Wealth management revenue increased by 10% in 2014 to $9.5 million from $8.7 million, including the benefit of higher market prices for assets under management.  Total wealth assets under management increased to $1.4 billion from $1.3 billion in 2014.

In addition to fee revenues, non-interest income included an $8.8 million loss recorded on the termination of hedges in 2014 and net securities gains totaling $4.8 million in 2013.  The securities gains in 2013 were primarily related to the sale of bank equity securities to realize strong market appreciation on these securities.   The hedge termination loss in 2014 was a result of the branch aquisition and is further described in the notes to the financial statements.  This loss was the recognition of a fair value loss already recorded in equity and therefore had no direct impact on shareholders’ equity when it was recorded.

All other non-interest income totaled $2.6 million in 2014 and $2.9 million in 2013.  Results in 2014 included $3.1 million recorded for the accrual of earnings on bank owned life insurance and were net of $1.5 million in charges representing the book loss on tax shelter investments.  These losses are more than offset by tax credit benefits as described in the later section on income tax expense.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The provision for loan losses totaled $15.0 million in 2014, compared to $11.4 million in 2013.  The provision for loan losses exceeded net loan charge-offs in both years, and resulted in an increase in the allowance for loan losses related to growth in the loan portfolio during the year.

Non-Interest Expense.  Berkshire’s goal is to generate positive operating leverage, growing revenues through market share expansion and maintaining expense management disciplines.  Non-interest expense increases have generally been related to the Company’s growth, including the impact of acquisitions.  Expense results also include merger and systems conversion costs that the Company views as economic investments in franchise expansion and infrastructure development and not related to current operations.  Non-operating expenses have also included restructuring costs to write-off contracted costs related to operations scaled back following the revenue decrease in 2013 as well as ongoing costs to optimize the branch network in light of market changes for branch services based on the emergence of mobile banking as well as changes in customer access patterns.    The Company also incurs current costs for team recruitment, de novo branch expansion, and technology and process development as part of its long term strategy to occupy a leading position as a regional provider in its footprint.

Total non-interest expense increased by $9 million, or 5%, in 2014.  The Company estimated that it added approximately $13 million in annual expense related to the New York branch purchase.  Total merger, restructuring, and conversion expense decreased by $6 million to $8 million in 2014.  The Company estimated that total non-interest expense increased approximately 2% before the impacts of the branch purchase and the changes in merger, restructuring, and conversion expense.   The Company measures its non-interest expense in relation to average assets.  Total non-interest expense decreased to 2.69% of average assets in 2014 from 2.97% in 2013.  The Company’s non-GAAP measure of operating non-interest expense decreased to 2.55% of assets from 2.68% for these respective periods, and decreased further to 2.49% in the fourth quarter of 2014.

Expense growth was mostly in the primary operating expense components of compensation, occupancy, and technology.  In total, these costs increased by $17 million, or 16%, in 2014.  Excluding the costs related to the acquired branches, these costs were up an estimated 3% for the year.  All other operating costs were down $1.3 million in 2014 compared to 2013 due to a $2.4 million decrease in professional services from elevated levels in 2013.

Merger, restructuring and conversion expense totaling $8.5 million in 2014 included $5.4 million in merger charges related primarily to the branch acquisition, including professional fees and integration costs with related compensation.    Restructuring and conversion expenses totaled $3.1 million and included charges related to the Bank’s charter change in the third quarter, together with costs for financial systems and certain branch closings and property liquidations.  The higher $14.8 million in costs in 2013 were due primarily to the integration of the acquired operations of Beacon Federal Bancorp and the enterprise expense restructuring project that was initiated in the third quarter of that year.

Full time equivalent staff totaled 1,091 at year-end 2014, compared to 939 at the prior year-end.  This increase included an estimated 92 positions related to the acquired New York branch operations and an additional 6% increase in total staff related to the Company’s business growth and expansion, including targeted investment in commercial, retail, and wealth management market teams.

Income Tax Expense.    Berkshire utilizes several tax strategies which allow the Company to operate in a tax effective manner and deliver tax savings.  As a result, the Company’s effective tax rate is lower than the 40% statutory rate based on the federal and state income taxes in its market area.  The Company participates in federal and state tax credit programs and other tax advantaged investment opportunities which are encouraged under the Internal Revenue Code.  The Company has also established security corporation subsidiaries and, through its subsidiaries, purchases tax exempt bonds.  In 2014, the Company increased its resources in its tax management function and is pursuing additional opportunities to develop tax effective strategies which will deliver additional tax benefits and tax savings based on its expanded footprint and operating activities.

The effective income tax rate was 26% in 2014 and 29% in 2013. Of note, the 29% effective tax rate in 2013 included a 3% benefit from the reduction of a valuation allowance which was not recurring in 2014.  The 2013 effective tax rate was 32% before this benefit.  The reduction in the effective tax rate to 26% in 2014 was primarily due to the lower pre-tax income related to branch acquisition costs and the related hedge termination costs. As a result, the Company had greater proportionate benefit related to tax exempt investment income, income on bank owned life insurance, and tax credit benefits.  The Company also benefited from further investment in these tax advantaged items during the year.

The Company reports adjusted earnings per share excluding items deemed non-operating during the year.  The effective tax rate on these adjusted earnings per share was estimated to be 30% and is viewed by the Company as the effective rate related to its operating activities.  This rate was higher than the 26% GAAP tax rate due to the lower proportionate benefit of tax advantaged items compared to the estimated operating pretax income.

The planned acquisition of Hampden Bancorp in 2015 is targeted to increase adjusted operating income which could potentially lead to a higher effective tax rate as a result of a lower proportionate benefit from tax advantaged items.  The planned acquisition is also expected to generate non-operating merger costs which will reduce GAAP pre-tax income compared to adjusted operating income and therefore is expected to result in a GAAP tax rate which will be less than the operating tax rate.

The Company views investment tax credits as an increasingly important aspect of its overall operating and financial strategy for building customer relationships and contributing to profitability.  The Company’s effective tax rate in 2014 included a $1.7 million (3.6%) benefit from investment tax credits.  This credit more than offset the $1.5 million non-cash charge against non-interest income previously discussed regarding book losses on tax credit investments.  The Company estimated that its net after-tax benefit to earnings related to its tax credit investments was $0.8 million in 2014.  During the year, the recorded balance of tax credit investments increased to $9.0 million from $5.8 million due primarily to one new investment in a New York rehabilitation project financed by the Company.  This project is expected to provide additional benefit to the Company’s tax rate beginning in 2015.  The average balance of assets related to tax credit investments was $12.6 million in 2014, including$5.8 million in related deferred tax assets.  These assets are expected to be realized based on operating income and capital gains activities in future years.

Pro Forma Earnings.  For purposes of illustration, the notes to the consolidated financial statements include selected unaudited pro forma financial information reflecting the New York branch acquisition assuming it was completed as of January 1, 2013.   This information is qualified by the assumptions presented in the financial statement notes.  .  Pro forma results include estimated after-tax benefits of the acquired branch operations, including additional operating revenues and net of related expenses.  In 2014, actual results include the effect of acquired operations since the January 17, 2014 acquisition date and pro forma results include estimated effects of acquired operations for the full year. Management believes that the pro forma results generally reflect the estimated benefit of these acquired branches to ongoing operations.

The pro forma earnings per share were estimated at $1.67 in 2014 compared to actual results of $1.36.   Pro forma earnings exclude approximately $0.31 per share in net after-tax merger related costs which were recorded in 2014 (including related hedge termination costs) as well as estimated operating results for the period in 2014 prior to the January 17 acquisition date.  Pro forma earnings per share in 2013 were estimated at $1.74 compared to actual results of $1.65 and include the estimated benefit of acquired branch operations including the benefit of two branch consolidations which were specified in the acquisition agreement

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed.  In the insurance segment, net income increased by 11% to $1.3 million as a result of a 4% revenue increase on a flat expense base.   The pretax profit margin was 22% in this segment in 2014.

The Parent’s net interest income included dividends from the banking and insurance segments as well as undistributed earnings of these segments. Parent non-interest expense included administrative expense and professional fees related to acquisitions. Most of the Parent’s revenues are non-taxable revenues from subsidiaries, and the Parent therefore receives a tax benefit related to the taxable loss generated by its expenses.

Total Comprehensive Income.  Berkshire’s total comprehensive income in 2014 was $49 million, which was the highest level recorded in the last three years.  The $7 million decrease in net income was more than offset by the $22 million improvement in total other comprehensive income which resulted from the impact of market interest rate changes on the prices of available for sale securities and derivative financial instruments.  In 2013, interest rates increased, as evidenced by the increase in the ten year U.S. treasury interest rate from 1.78% at the start of the year to 3.04% at the end of the year.  As a result, securities prices decreased, which was partially offset by a reduction in the net fair value liability on the Company’s fixed payment interest rate swap contracts.  In 2014, the ten year treasury declined to 2.17% at year end.  The above pricing impacts were reversed, which benefited comprehensive income.  At current low interest rates, total comprehensive income is highly sensitive to interest rate changes, and the market remains volatile.  Berkshire manages its overall interest rate risk which includes numerous factors beyond those measured by comprehensive income.  Berkshire has positioned itself to benefit net income from expected future interest rate increases.  However, such increases may offset the net income benefit as a result of the same kinds of pricing changes that were observed in 2013.

Quarterly Results.  Quarterly results for 2014 and 2013 are presented in a note to the consolidated financial statements. Quarterly results were affected by the revenue downturn in 2013 and subsequent actions to improve profitability.  Quarterly results have also been affected by purchased loan accretion and by revenues and expenses that the Company views as non-operating.  As a result, quarterly results have been unusually volatile.  The Company also evaluates adjusted earnings on a quarterly basis to supplement its understanding of operating trends.  Based on these evaluations, the Company believed that its operating results were lowest in the fourth quarter of 2013 and that operations have been more profitable on an adjusted basis sequentially in each quarter of 2014 although not yet back to levels prevailing at the start of 2013.

In 2014, revenue and expense increased in the first quarter due to the addition of the acquired New York branches.  First quarter non-interest income and expense were significantly affected by merger related net charges.  As a result, the Company recorded a net loss in the first quarter.   Total revenue increased sequentially in each of the next three quarters as business volume growth more than offset a gradual tightening in the net interest margin due to changes in purchased loan accretion and ongoing asset yield compression.  The net interest margin increased to 3.23% from 3.20% in the final quarter.  Excluding non-operating charges, non-interest expense was generally flat through mid-year.  Operating expenses increased due to growth in the fourth quarter, and the Company also recorded merger charges related to the pending acquisition of Hampden Bancorp.  As a result, net income decreased slightly in the final quarter after rising in the second and third quarters.  Fourth quarter net income of $0.46 per share was 10% higher in 2014 compared to 2013 due to the ongoing benefit of positive operating leverage generated by revenue growth driven by higher volumes.

In 2013, quarterly income reached $0.48 per share in the second quarter following a result of $0.42 per share in the first quarter which included merger related charges for the integration of Beacon Federal Bancorp (which was acquired in the fourth quarter of the prior year).  A revenue decline emerged around midyear due to falling demand for residential mortgages and runoff of higher yielding acquired impaired loans.  Third quarter total revenues nonetheless increased due to unusually high recoveries on the collection of acquired impaired loans, but fourth quarter revenues were down from quarterly revenues in the first half of the year due to the ongoing decline in mortgage revenue and acquired loan income.  The Company promptly undertook an expense restructuring project in the third quarter, although total non-interest expense increased due to the non-operating charges recorded for this program.  The benefit of this program was seen in the fourth quarter, when non-interest expense was the lowest quarterly result of the year.  The restructuring charges in the third quarter drove net income down to $0.33 per share, and results rebounded to $0.40 per share in the final quarter of the year as volume growth and expense restructuring began to offset the impacts of the revenue decline.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Summary.  Net income increased by $8.0 million (24%) to $41.1 million in 2013.  Earnings per share increased by $0.16 (11%) to $1.65.  Berkshire’s results in 2013 included a full year of operations for Beacon Federal (acquired in October 2012) and CBT — The Connecticut Bank and Trust Company (acquired in April 2012).  As a result, most categories of revenue, expense, income, and average balances increased due to these acquisitions in addition to organic growth from business activities.

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

Total Net Revenue.  Total net revenue increased by $29.5 million (15%) to a record level of $227.0 million in 2013 due to the benefit of business combinations and organic growth.  Net revenue per share increased by 3% to $9.09 in 2013 from $8.84 in 2012.  Fee income decreased to 22% of net revenue in 2013 from 26% in the prior year due to the decrease in mortgage banking income.  Net revenue ended the year at a fourth quarter annualized run rate of approximately $222 million, which was a 7% decrease from the fourth quarter of the previous year due to a 10% impact from the decrease in mortgage revenues from the record level achieved in the fourth quarter of 2012.  Annualized fourth quarter revenue per share decreased by 9% to $8.94 from $9.78.

Net Interest Income.  Total net interest income increased by $25.4 million (18%) to $168.8 million in 2013 due to the growth in average earning assets.  Interest income in 2013 also included a $1.3 million credit for an out of period adjustment.  The full year net interest margin increased slightly to 3.63% in 2013 from 3.62% in the prior year.   Fourth quarter net interest income decreased by 5% from year to year, measuring $159 million on an annualized basis in the final quarter of 2013. The fourth quarter net interest margin decreased to 3.26% from 3.67%.due to the aforementioned yield compression in 2013.

In 2013, total loans increased by 5%, which was below the Company’s targets.  This was due in part to the 26% runoff of higher yielding loans acquired in business combinations which was addressed in the previous discussion of changes in financial condition.  This affected net interest income, together with Berkshire’s increased use of lower yielding investment securities as well as changes in loan mix and yield in the ongoing low interest rate environment.  Total average earning assets increased by 17% in 2013 compared to 2012, including the full year benefit of business combinations.

Due to the Company’s workout activities and the premium market values for lower grade assets in 2013, total purchased loan accretion increased to $18.1 million in 2013 from $6.3 million in 2012.  Accretion in 2013 included $17.2 million related to commercial loans and $2.4 million for consumer loans, less a charge of $1.5 million for residential mortgages.  The unamortized balance of net accretable yield on impaired loans decreased by $5.7 million to $2.6 million at the end of 2013.   At year-end 2013, the carrying amount of purchased credit impaired loans totaled $30 million, which was 57% of the contractual balance of these loans.  At year-end 2012, the carrying amount was $62 million, which was also 57% of the contract balance of $108 million at that date.  These balances decreased during 2013 due to active collection activities on these loans.

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

Non-Interest Income.  Non-interest income increased by $4.2 million (8%) to $58.2 million in 2013, including a $0.5 million out-of-period credit.  Fee income decreased by 1% and the increase in non-interest income was due to gains on equity securities and increased income from bank owned life insurance.   The small decrease in fee income resulted from the 58% reduction in mortgage banking revenue, which was mostly offset by other revenue, including a full year benefit from acquired operations.

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

LIQUIDITY AND CASH FLOWS

Liquidity is the ability to meet cash needs at all times with available cash and from established external liquidity sources or by conversion of other assets to cash at a reasonable price and in a timely manner.  At year-end 2014, the parent company had $31 million in cash and equivalents, which was down from $40 million at the start of the year as the Bank reduced its dividends to the Parent in the first half of the year while absorbing the capital impacts of the branch acquisition.   The Parent’s cash is held on deposit in the Bank.   The primary ongoing sources of funding for the parent company are dividend payments from the Bank and from Berkshire Insurance Group.  These subsidiaries paid $12  million in dividends to the parent in 2014, compared to $30 million in 2013.  This change primarily reflected a decision in the first half of 2014 to retain more earnings at the Bank due to the capital impact of branch acquisition charges and to support the increase in assets related to this acquisition.  The Company has a $10 million unsecured line of credit for working capital purposes; this line was fully utilized at each of the last two year-ends.  The main uses of liquidity are the payment of common stockholder dividends, routine operating expenses, debt service on outstanding borrowings and debentures, purchases of treasury stock, and bank acquisitions.   The Company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period.  Sources and uses of cash at the parent are reported in the condensed financial statements of the parent company included in the notes to the consolidated financial statements.  There are certain restrictions on the payment of dividends by the Bank as discussed in the Stockholders’ Equity note to the consolidated financial statements.  As of year-end 2014, the statutory limit on future dividend payments by the Bank totaled $42 million.   This amount is based on retained earnings of the Bank and is expected to be supplemented by future bank earnings in accordance with the statutory formula.

The Bank’s primary ongoing source of liquidity is customer deposits and the main use of liquidity is the funding of loans and lending commitments. Additional routine sources are borrowings, repayments of loans and investment securities, and the sale of investment securities.  In 2014, the primary uses of funds were loan growth, purchases of investment securities, and targeted reductions of non-relationship deposits.  The primary sources of funds were deposits from acquired branches and brokered deposits.  The Bank closely monitors its liquidity position on a daily basis. Sources of borrowings include advances from the FHLBB and borrowings at the Federal Reserve Bank of Boston.  During 2014, the Bank shifted some collateral away from FHLBB custodianship based on market conditions.  As of year-end 2014, based on its arrangements and collateral amounts, the Bank had potential borrowing capacity totaling $246 million with the Federal Home Loan Bank of Boston, compared to $416 million at the start of the year.  The Bank expects to shift some collateral custodianship back to FHLBB and to increase its related borrowing capacity based on further changes in conditions.  The Bank has also expanded its relationships with correspondent banks and securities firms to maintain availability for overnight borrowings and repurchase agreements.  The Bank also utilizes national bank counterparties for derivative instruments that it uses in conjunction with its borrowing and mortgage banking activities.

The Bank utilizes the mortgage secondary market as a source of funds for residential mortgages which are sold into that market.  Secondary market counterparties include federal mortgage agencies and national financial institutions.  The secondary market for jumbo mortgages has been limited in recent years and these mortgages have become more prevalent in the Bank’s originations mix.  The majority of these loan originations were retained on the Bank’s books in 2014.  The Bank has also increased its wholesale purchases and sales of loans including residential mortgages, consumer loans, and commercial loans.  Commercial loan growth has also included purchases of participations in syndicated loan transactions.  These participations are variable rate and the Company views these assets as more liquid and saleable through secondary market channels.

In 2014, the Bank began utilizing brokered deposits as an alternative to the Federal Home Loan Bank as a source of wholesale funding.  The Bank views such deposits as a funding source for a limited portion of its total deposits, and it monitors market conditions and maintains contingency plans in case sources of brokered deposits become less available in certain circumstances.  Brokered deposits are mostly time deposits sourced in national markets through certain brokers selected and managed by the Bank.  These deposits are sometimes lower cost than equivalent funds from the Federal Home Loan Bank and they do not require collateralization.  Most of the deposits acquired by the Bank have had maturities under one year and have been a component of the laddering of the funding maturities targeted by the Bank.  The Bank has also expanded its participation in the CDARS program (Certificate of Deposit Account Registry Service) which allows large depositors to maintain balances that are fully insured across a number of banks while making equivalent funds available to the Bank to fund its assets.   With the termination of the Bank’s participation in DIF, the CDARS program allows multi-million dollar deposit accounts to continue to have 100% insurance protection on balances that exceed standard FDIC insurance limits.

Under the Enhanced Prudential Standards which became effective under federal regulation at midyear in 2014, the largest banks are required to adopt a number of practices to manage and reduce liquidity risk.  These standards do not apply directly to Berkshire but may affect the future operations of the U.S. deposit market.  In some circumstances, these standards increase the attractiveness of retail deposits and decrease the attractiveness of large commercial deposits for the largest banks, and these changes may affect the competitive conditions that evolve based on these new standards.

The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition.  Due to the unusual and prolonged low interest rate environment, there is uncertainty about the behavior of deposits if interest rates increase at some future time as is anticipated.  The Company believes that its market positioning and relationship focus will generally enhance the stability of its deposits, and it also models various scenarios for the purpose of contingency liquidity planning.  The Bank relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors and executive management and the Board reviews liquidity metrics and contingency plans on a regular basis.

CAPITAL RESOURCES

The Bank and the Company must satisfy various regulatory capital requirements.  Regulatory capital requirements are discussed in the Regulation and Supervision section of Item 1, in the Risk Factors discussion, and in the Stockholders’ Equity note to the consolidated financial statements. Please also see management’s discussion of financial condition for additional information about liquidity and capital at year-end 2014.  In November, 2012, the Company renewed a universal shelf registration with the Securities and Exchange Commission for the issuance of up to $150 million in securities, including debt securities, common stock, or preferred stock.  The Company does not have any specific plans for issuances under this registration.  The Company maintains capital projections as part of its strategic planning process in order to monitor trends and expectations for capital sources, uses, and condition.  In 2014, the Company enhanced its capital stress testing models to include multiple stressed scenarios together with an evaluation of related contingency plans.

In 2014, the Bank changed its charter from a Massachusetts chartered savings bank to a state chartered trust company, which is used by commercial banks chartered in the Commonwealth.  There were no significant impacts on the Bank’s capital regulation as a result of this charter change.  Coincident with the Bank charter change, the Company changed its status with the Federal Reserve Board to a bank holding company, choosing the financial services company designation.  As a result of this change, the Company became subject to bank holding company capital requirements beginning in the third quarter of 2014.  The Company had been scheduled to become subject to these requirements in its previous status as a savings and loan holding company and therefore there was no impact on the Company’s plans for holding company regulatory capital management.  As a savings and loan holding Company, the payment of dividends from the Bank to the holding company was subject to notice and non-objection from the Federal Reserve Board.  This requirement was eliminated as a result of the Company’s status change.

New regulatory capital standards were finalized for the Bank and the Company in June 2013 under federal interagency guidelines, and these standards became effective at the beginning of 2015, with some standards subject to gradual implementation under a transition period to be completed in 2019.  The Company continues to place primary emphasis on maintaining a Well Capitalized status, including a 10% risk based capital ratio, as the primary focus of its regulatory capital policy for both the Bank and the Company.   Under the new capital standards, certain categories of assets have higher risk based designations beginning immediately in 2015 with no phase-in period.  Among these assets, the Company has focused on its investment in equity securities and in the deferred tax asset as being the most sensitive to these designations.  The Company expects to maintain its Well Capitalized status in accordance with the risk weighting standards.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise.  Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios.  Berkshire’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark.    The Capital Committee of Berkshire’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels.  The Company believes that the market for its stock is an additional capital resource over the long run.  Additionally, the Company continues to monitor market conditions for various forms of capital in order to have a competitive and efficient capital structure that meets its needs, provides flexibility, provides appropriate support to regulatory capital, and maximizes the benefits to common shareholders.  The Company also provides equity compensation to its executives and other members of management to better align management and investor interests.

At year-end 2014, Berkshire had a pending agreement to acquire Hampden Bancorp for 100% stock consideration, subject to receipt of customary regulatory approvals.  Under this agreement, the Company expects to issue approximately 4 million additional shares as merger consideration.  A proxy statement/prospectus with further information about this planned capital issuance was filed with the SEC on February 2, 2015.

AVERAGE BALANCES, INTEREST, AVERAGE YIELDS/COST AND RATE/VOLUME ANALYSIS

Tables with the above information are presented in Item 6 of this report.

CONTRACTUAL OBLIGATIONS

The year-end 2014 contractual obligations were as follows:

Item 7-7A - Table 1 - Contractual Obligations

		Less than One	One to Three	Three to Five	After Five
(In thousands)	Total	Year	Years	Years	Years

FHLBB borrowings (1)	$952,576	$940,900	$1,519	$5,000	$5,157
Subordinated notes	89,747	—	—	—	89,747
Operating lease obligations (2)	50,008	7,166	9,430	6,408	27,004
Purchase obligations (3)	105,964	19,142	35,194	26,014	25,614
Total Contractual Obligations	$1,198,295	$967,208	$46,143	$37,422	$147,522

Acquisition related obligations are not included.

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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the notes to the consolidated financial statements and in the above discussion relating to payments due under contractual obligations.  Information about derivative financial instruments and hedging activities is reported in the related note to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.  In addition to the contractual arrangements discussed above, at year-end 2014 the Company had a pending agreement to purchase Hampden Bancorp subject to customary regulatory approvals.   The Company plans to complete this acquisition in the second quarter of 2015.

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

The Company also provides a summary of estimated fair values of financial instruments at each quarter-end. The category of financial assets with the most significant difference historically between carrying value and fair value is the net loan category, which is valued based entirely on Level 3 analysis.  The fair value of loans is estimated to be at a $50 million (1.1%) premium to carrying value at year-end 2014, compared to a $7 million (0.2%) dollar premium  to carrying value at year-end 2013 and compared to a $49 million (1.2%) premium to carrying value at year-end 2012.  The premium value of loans improved in 2014 due to the decrease in market yields and spreads and a related improvement in loan prices.   This was partially offset by the impact of higher expected prepayment speeds as a result of the decrease in rates near year-end.  In addition to retained earnings, the increase in the premium value of loans in 2014 was the major factor contributing to an improvement in the net economic value of equity, based solely on the measures used for the purpose of this fair value analysis.  These measures do not take into account the non-interest income generated by these customer relationships or the long term intangible value of the Company’s franchise in its markets.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the notes on Recently Adopted Accounting Principles and Future Application of Accounting Pronouncements in Note 1 to the consolidated financial statements for a detailed discussion of new accounting pronouncements.

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

The Company has managed interest rate risk by emphasizing assets with shorter-term repricing durations and promoting low cost core deposits.  The Company purchases and sells investments and loans as part of its active balance sheet management of interest rate risk and other strategic objectives.  The Company uses derivative financial instruments as part of its balance sheet management, as well as to provide loan products to its customers that do not conform to its balance sheet capacities.  The Company actively manages brokerage and secondary market relationships in support of its purchases and sales of assets.  When the Company enters into business combinations, it integrates existing and acquired operations as appropriate to achieve its objectives for the combined businesses.

Quantitative Aspects of Market Risk.  Berkshire has a targeted position to maintain an asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company measures this sensitivity primarily by evaluating the impact of ramped interest rate changes on net interest income in the 12 month and 24 month time horizons, compared to modeled net interest income if rates remain unchanged. The primary focus is on a two year scenario where interest rates ramp up by 200 basis points in the first year. The Bank also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

The Company uses a simulation model to measure the potential change in net interest income that would result from both an instantaneous or ramped change in market interest rates assuming a parallel shift along the entire yield curve.  The chart below shows the analysis of a ramped change.  Loans, deposits and borrowings were expected to reprice at the repricing or maturity date.  Pricing caps and floors are included in the simulation model.  The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Cash flows from loans and securities are assumed to be reinvested based on current operating conditions and strategies. Other assumptions about balance sheet mix are generally held constant. No material changes have been made to the methodologies used in the model.

Item 7-7A - Table 2 - Qualitative Aspects of Market Risk

Change in
Interest Rates-Basis	1- 12 Months		13- 24 Months
Points (Rate Ramp)	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2014
+ 300	$1,370	0.77%	$(742)	(0.43)
+ 200	757	0.43	(80)	(0.05)
+ 100	1,832	1.03	4,696	2.74
- 100	(1,649)	(0.93)	(9,059)	(5.29)

At December 31, 2013
+ 300	$(3,395)	(2.13)%	$(1,872)	(1.19)%
+ 200	(2,398)	(1.51)	(937)	(0.59)
+ 100	1,165	0.73	6,312	4.00
- 100	(3,664)	(2.30)	(9,262)	(5.87)

With interest rates near historic lows and an expected tapering of accommodation measures by the Federal Reserve Bank, the Company’s focus is on the sensitivity of interest income to current low rates, to gradual increases in short term rates, and to volatility of long term rates in either direction.  The Company has positioned itself to benefit from expected increases in interest rates and also seeks to monitor and manage risks associated with possible interest rate spikes if conditions revert suddenly from recent years affected by ongoing interventions from the monetary authorities.  The Company’s long term target is to flexibly balance its growth, deposit funding, net interest margin, and interest rate risk management as it pursues its goals of expanding its footprint, increasing its market share, and improving its profitability.

Modeled net interest income is close to neutral in the first two years of a 200 basis point upward parallel ramp in interest rates, compared to a flat rate scenario.  This is the base case in the Company’s modeling protocols.  Loans tied to LIBOR and prime are expected to be immediately responsive to increased market rates, with similar responsiveness in LIBOR based borrowings and some lag in deposit pricing adjustments, particularly for the first 100 basis points increase in rates.

Berkshire has $300 million in forward starting interest rate swaps which become effective in the first half of 2016 and provide fixed payment hedge protection for a portion of the Company’s short term Federal Home Loan Bank borrowings.  These hedges were restructured in the first quarter of 2014 following the New York branch acquisition and they are a significant component of the Company’s interest rate management strategies.  These contracts are priced approximately 200 basis points higher than short term borrowing rates as of the end of 2014, but once they become effective, they are expected to make the Company’s net interest income approximately 6% positively correlated with upward movements in interest rates.  The Company therefore views itself as asset sensitive when these swaps become effective.  In the case of a 200 basis point increase in interest rates, the benefit of this asset sensitivity is targeted to more than offset the increased interest cost associated with these swaps over their effective lives, which is estimated at approximately 2.5% of net interest income.  The interest rate swaps provide additional benefit if interest rates were to spike higher than a 200 basis point ramp.

The Company’s static simulation model indicates further potential pressure on net interest income during the modeling period if interest rates remain unchanged based on the asset/liability mix as of year-end 2014 and taking into account the contracted payment rates on the interest rate swaps, further expected decreases in purchased loan accretion, and ongoing impacts on rates and spreads in the current low rate environment.  Through its pricing disciplines and mix of business, Berkshire is targeting to maintain its net interest margin (before purchased loan accretion and impact of interest rate swap pricing) at current levels or better in the event that interest rates remain unchanged from current levels.  For much of the industry, ongoing yield compression has pressured margins, with an inflection from this trend viewed as tied to future short term rate increases.  Additionally, expected increases in long term interest rates did not materialize in 2014 and instead rates declined in the second half of the year. Industry net interest income is viewed as positively associated with a steeper yield curve.  The Company evaluates various scenarios with twists in the yield curve as well as changes in the correlations of current interest rate basis indicators.  Interest income may be negatively affected by a flattening yield curve compared to the modeled scenario of a parallel shift in the yield curve.  The Company’s goal is to actively manage its balance sheet including components related to interest rate risk, pricing bases and spreads, relationship cross sales, duration risk, and credit risk in order to anticipate trends and risks and adjust to support current and planned income, growth, and expansion.

The Company’s market risk management is focused on interest rate risk impacts on net interest income, but management also evaluates other aspects of revenue and expenses that might be affected by changes in interest rates.   Sources of fee income that are particularly sensitive to interest rate changes include mortgage banking revenues and loan and swap fee income.  Additionally, wealth management revenue and service charge income may be affected by interest rate changes and other market changes that can affect interest rates.  Credit underwriting criteria and loan performance can be affected by interest rate and market changes, and overall business volumes and expenses tied to those volumes may be affected.  The Company considers a range of factors in the overall enterprise risk management related to market risk.

The Company has a pending agreement to acquire Hampden Bancorp with approximately $700 million in assets.  The Company estimates that Hampden’s interest rate risk, based on the Company’s modeling, is liability sensitive and that net interest income would decline in scenarios with rising interest rates.  This sensitivity has a modest impact on the modeled net interest income of the combined entities due to the larger size of Berkshire.  The Company estimates that the modeled net interest income of the combined entities would decrease approximately 1% in the second year of an upward 200 basis point parallel  increase in interest rates, compared to the generally neutral position of Berkshire alone.  After Berkshire’s interest rate swaps are fully effective by midyear 2016, the Company estimates that its net interest income would increase by approximately 3.5% in an upward 200 basis point scenario, compared to 6% for Berkshire alone.  The Company may adjust the interest rate sensitivity of acquired Hampden assets and liabilities when the acquisition is completed and integrated based on its overall strategic objectives for the combined operations.

The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks.  The Company believes that it is a strategic strength to avoid excess long term earnings at risk when interest rates rise in the future, as anticipated.  At year-end 2014, the Company estimated that the economic value of equity would decrease by approximately 9% in the event of a 200 basis point upward interest rate shock, which was within the Company’s policy limits.  This reflected the impact of fixed rate assets on medium and long term modeled net interest income if interest rates increase.   This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results.  This sensitivity was slightly lower than the 10% sensitivity at the end of 2013 including the benefit of the acquired New York deposits which was mostly offset by the impact of growth in longer duration assets funded with shorter term brokered deposits.  Including the pending Hampden acquisition, the Company estimated that the economic value of equity in the combined operations as of year-end 2014 would decrease by approximately 10% in the event of the modeled 200 basis point upward interest rate shock.

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

In 2014, the Company discontinued its participation in the Depositors Insurance Fund, subject to a transition period generally continuing through midyear 2015.  The Company does not anticipate a material impact on its interest rate risk profile from this change (which will also include the termination of this supplemental insurance on acquired Hampden deposits).  Certain large balance money market deposit relationships are anticipated to decrease and the Company offers reciprocal deposit programs as alternative deposit solutions for some relationships.  Changes in deposit protection may result in additional sensitivity to the interest rate structure and demand for the Company’s deposit products, and this sensitivity could increase when interest rates rise above the current low levels.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2014.  Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposals to be Voted on by Stockholders — Proposal 1 - Election of Directors” in Berkshire’s  Proxy Statement for the 2015 Annual Meeting of Stockholders (“Proxy Statement”)  is incorporated by reference.

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Michael P. Daly	53	President, Chief Executive Officer
George F. Bacigalupo	60	Executive Vice President, Commercial Banking
Sean A. Gray	38	Executive Vice President, Retail Banking
Josephine Iannelli	42	Executive Vice President, Chief Financial Officer
Linda A. Johnston	62	Executive Vice President, Human Resources
Richard M. Marotta	56	Executive Vice President, Chief Risk & Administrative Officer

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

George F. Bacigalupo was promoted to Executive Vice President, Commercial Banking in October 2013 having previously served as Senior Vice President, Chief Credit Officer since 2011.  Mr. Bacigalupo is responsible for business banking, including the asset based lending and leasing business lines.  Previously, Mr. Bacigalupo was EVP of Specialty Lending at TD Banknorth, where he established the ABL and other middle-market lending groups and oversaw commercial banking relationships with $5 billion in total committed credit. Subsequently, at TD Bank, he was the Senior Lender for New England.

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

Linda A. Johnston was promoted to Executive Vice President, Human Resources in 2010, having previously served as Senior Vice President since November 2002. Ms. Johnston manages the Company’s human resources functions and serves as a key advisor to the Compensation Committee of the Company’s Board of Directors.  She is also a Director of the Company’s Foundations.  Ms. Johnston has been with the Company for more than 30 years.

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

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance — Code of Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the Company’s code of ethics is available to shareholders on the Company’s website at “www.berkshirebank.com.”

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

(d)                                 Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2014, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

	Number of securities		Number of securities remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders	282,000	$20.70	967,557

Equity compensation plans not approved by security holders	—	—	—

Total	282,000	$20.70	967,557

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                           [1]           Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]                            Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]                            Exhibits

2.1	Agreement and Plan of Merger by and between Berkshire Hills Bancorp, Inc. and Hampden Bancorp, Inc. (1)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (4)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (5)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (6)
10.3	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and George F. Bacigalupo (7)
10.4	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Josephine Iannelli (7)
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (8)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (9)
10.7	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M. Marotta (10)
10.8	Endorsement Agreement by and among Berkshire Hills Bancorp, Inc. and Geno Auriemma dated as of May 14, 2012 (11)
10.9	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (12)
10.10	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (13)
10.11	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (14)
10.12	Berkshire Bank 2014 Executive Short Term Incentive Plan
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
21.0	Subsidiary Information

23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on November 4, 2014.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on December 18, 2012.
(4)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(7)	Incorporated herein by reference from the Exhibit to the Form 10-K as filed on March 17, 2014.
(8)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(10)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(11)	Incorporated by reference from Exhibit 10.16 to the Form 10-Q as filed on August 16, 2012.
(12)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(13)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.
(14)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 16, 2015	By:	/s/ Michael P. Daly
Michael P. Daly
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	President & Chief Executive Officer	March 16, 2015
Michael P. Daly	(principal executive officer)

/s/ Josephine Iannelli	Executive Vice President, Chief Financial Officer	March 16, 2015
Josephine Iannelli	(principal financial and accounting officer)

/s/ William J. Ryan	Non-Executive Chairman	March 16, 2015
William J. Ryan

/s/ John W. Altmeyer	Director	March 16, 2015
John W. Altmeyer

/s/ Robert M. Curley	Director	March 16, 2015
Robert M. Curley

/s/ John B. Davies	Director	March 16, 2015
John B. Davies

/s/ Rodney C. Dimock	Director	March 16, 2015
Rodney C. Dimock

/s/ J. Williar Dunlaevy	Director	March 16, 2015
J. Williar Dunlaevy

/s/ Susan M. Hill	Director	March 16, 2015
Susan M. Hill

/s/ Cornelius D. Mahoney	Director	March 16, 2015
Cornelius D. Mahoney

/s/ Laurie Norton Moffatt	Director	March 16, 2015
Laurie Norton Moffatt

/s/ Richard J. Murphy	Director	March 16, 2015
Richard J. Murphy

/s/ Barton D. Raser	Director	March 16, 2015
Barton D. Raser

/s/ D. Jeffrey Templeton	Director	March 16, 2015
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

As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

/s/ Michael P. Daly	/s/ Josephine Iannelli
Michael P. Daly	Josephine Iannelli
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer
March 16, 2015	March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Berkshire Hills Bancorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2015

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2014	2013
Assets
Cash and due from banks	$54,179	$56,841
Short-term investments	17,575	18,698
Total cash and cash equivalents	71,754	75,539

Trading security	14,909	14,840
Securities available for sale, at fair value	1,091,818	760,048
Securities held to maturity (fair values of $44,997 and $45,764)	43,347	44,921
Federal Home Loan Bank stock and other restricted securities	55,720	50,282
Total securities	1,205,794	870,091

Loans held for sale, at fair value	19,493	15,840

Residential mortgages	1,496,204	1,384,274
Commercial real estate	1,611,567	1,417,120
Commercial and industrial loans	804,366	687,293
Consumer loans	768,463	691,836
Total loans	4,680,600	4,180,523
Less: Allowance for loan losses	(35,662)	(33,323)
Net loans	4,644,938	4,147,200

Premises and equipment, net	87,279	84,459
Other real estate owned	2,049	2,758
Goodwill	264,742	256,871
Other intangible assets	11,528	13,791
Cash surrender value of bank-owned life insurance	104,588	101,530
Deferred tax assets, net	28,776	50,711
Other assets	61,090	54,009
Total assets	$6,502,031	$5,672,799

Liabilities
Demand deposits	$869,302	$677,917
NOW deposits	426,108	353,612
Money market deposits	1,407,179	1,383,856
Savings deposits	496,344	431,496
Time deposits	1,455,746	1,001,648
Total deposits	4,654,679	3,848,529
Short-term debt	900,900	872,510
Long-term Federal Home Loan Bank advances	61,676	101,918
Subordinated notes	89,747	89,679
Total borrowings	1,052,323	1,064,107
Other liabilities	85,742	82,101
Total liabilities	5,792,744	4,994,737

Commitments and contingencies (See note 17)

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 26,525,466 shares issued and 25,182,566 shares outstanding in 2014; 50,000,000 shares authorized; 26,525,466 shares issued and 25,036,169 shares outstanding in 2013)	265	265
Additional paid-in capital	585,289	587,247
Unearned compensation	(6,147)	(5,563)
Retained earnings	156,446	141,958
Accumulated other comprehensive income (loss)	6,579	(9,057)
Treasury stock, at cost (1,342,900 shares in 2014 and 1,489,297 shares in 2013)	(33,145)	(36,788)
Total stockholders’ equity	709,287	678,062
Total liabilities and stockholders’ equity	$6,502,031	$5,672,799

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

cONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Interest and dividend income
Loans	$174,467	$186,115	$160,936
Securities and other	32,575	17,626	15,003
Total interest and dividend income	207,042	203,741	175,939
Interest expense
Deposits	19,185	20,859	22,482
Borrowings and subordinated notes	9,166	14,130	10,069
Total interest expense	28,351	34,989	32,551
Net interest income	178,691	168,752	143,388
Non-interest income
Loan related income	6,328	8,247	5,152
Mortgage banking income	2,561	5,235	12,403
Deposit related fees	24,635	18,340	15,593
Insurance commissions and fees	10,364	10,020	10,821
Wealth management fees	9,546	8,683	7,296
Total fee income	53,434	50,525	51,265
Other	2,646	2,949	1,306
Gain on securities, net	482	4,758	300
Non-recurring gain, net	—	—	1,185
Loss on termination of hedges	(8,792)	—	—
Total non-interest income	47,770	58,232	54,056
Total net revenue	226,461	226,984	197,444
Provision for loan losses	14,968	11,378	9,590
Non-interest expense
Compensation and benefits	81,768	71,134	64,081
Occupancy and equipment	26,905	22,540	19,469
Technology and communications	14,764	12,944	9,467
Marketing and promotion	2,572	2,596	2,031
Professional services	4,211	6,569	5,785
FDIC premiums and assessments	4,284	3,473	3,377
Other real estate owned and foreclosures	801	700	281
Amortization of intangible assets	4,812	5,268	5,339
Merger, restructuring and conversion related expenses	8,491	14,848	18,019
Other	17,378	17,287	12,957
Total non-interest expense	165,986	157,359	140,806
Income from continuing operations before income taxes	45,507	58,247	47,048
Income tax expense	11,763	17,104	13,223
Net income from continuing operations	33,744	41,143	33,825
Loss from discontinued operations before income taxes
(including gain on disposals $63 in 2012)	—	—	(261)
Income tax expense from discontinued operations	—	—	376
Net loss from discontinued operations	—	—	(637)
Net income	$33,744	$41,143	$33,188

Basic earnings per share:
Continuing Operations	$1.36	$1.66	$1.52
Discontinued operations	—	—	(0.03)
Total basic earning per share	$1.36	$1.66	$1.49

Diluted earnings per share:
Continuing Operations	$1.36	$1.65	$1.52
Discontinued operations	—	—	(0.03)
Total diluted earnings per share	$1.36	$1.65	$1.49

Weighted average common shares outstanding:
Basic	24,730	24,802	22,201
Diluted	24,854	24,965	22,329

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2014	2013	2012

Net income	$33,744	$41,143	$33,188
Other comprehensive income (loss), before tax:
Changes in unrealized gains and losses on securities available-for-sale	25,287	(20,012)	4,419
Changes in unrealized gains and losses on derivative hedges	(1,010)	8,666	(2,072)
Changes in unrealized gains and losses on terminated swaps	3,237	942	942
Changes in unrealized gains and losses on pension	(2,308)	1,282	(136)
Total other comprehensive income (loss), before tax	25,206	(9,122)	3,153

Income taxes related to other comprehensive income (loss):
Changes in unrealized gains and losses on securities available-for-sale	(9,595)	7,524	(1,667)
Changes in unrealized gains and losses on derivative hedges	407	(3,474)	688
Changes in unrealized gains and losses on terminated swaps	(1,312)	(489)	(324)
Changes in unrealized gains and losses on pension	930	(517)	56
Total income tax (expense) benefit related to other comprehensive income (loss)	(9,570)	3,044	(1,247)

Total other comprehensive income (loss)	15,636	(6,078)	1,906
Total comprehensive income	$49,380	$35,065	$35,094

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional			Accumulated
	Common stock		paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands, except per share data)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total

Balance at January 1, 2012	21,148	$229	$494,304	$(2,790)	$107,920	$(4,885)	$(42,970)	$551,808

Comprehensive income:
Net income	—	—	—	—	33,188	—	—	33,188
Other net comprehensive income	—	—	—	—	—	1,906	—	1,906
Total comprehensive income								35,094
Acquisition of Connecticut Bank & Trust Company	965	9	21,981	—	—	—	—	21,990
Acquisition of Beacon Federal Bancorp, Inc	2,700	27	67,978	—	—	—	—	68,005
Cash dividends declared ($0.69 per share)	—	—	—	—	(15,634)	—	—	(15,634)
Forfeited shares	(8)	—	11	169	—	—	(180)	—
Exercise of stock options	254	—	—	—	(3,460)	—	6,504	3,044
Restricted stock grants	108	—	(280)	(2,434)	—	—	2,714	—
Stock-based compensation	—	—	240	2,020	—	—	—	2,260
Net tax benefit related to stock-based compensation	—	—	1,126	—	—	—	—	1,126
Other, net	(19)	—	—	—	—	—	(428)	(428)
Balance at December 31, 2012	25,148	$265	$585,360	$(3,035)	$122,014	$(2,979)	$(34,360)	$667,265

Comprehensive income:
Net income	—	—	—	—	41,143	—	—	41,143
Other net comprehensive loss	—	—	—	—	—	(6,078)	—	(6,078)
Total comprehensive income								35,065
Cash dividends declared ($0.72 per share)	—	—	—	—	(18,118)	—	—	(18,118)
Treasury stock purchased	(480)						(12,249)	(12,249)
Forfeited shares	(58)	—	224	1,330	—	—	(1,554)	—
Exercise of stock options	237	—	—	—	(3,081)	—	6,126	3,045
Restricted stock grants	243	—	(634)	(5,958)	—	—	6,592	—
Stock-based compensation	—	—	860	2,100	—	—	—	2,960
Net tax benefit related to stock-based compensation	—	—	1,451	—	—	—	—	1,451
Other, net	(54)	—	(14)	—	—	—	(1,343)	(1,357)

Balance at December 31, 2013	25,036	$265	$587,247	$(5,563)	$141,958	$(9,057)	$(36,788)	$678,062

Comprehensive income:
Net income	—	—	—	—	33,744	—	—	33,744
Other net comprehensive income	—	—	—	—	—	15,636	—	15,636
Total comprehensive income								49,380
Cash dividends declared ($0.72 per share)	—	—	—	—	(18,075)	—	—	(18,075)
Treasury stock purchased	(100)	—	—	—	—	—	(2,468)	(2,468)
Forfeited shares	(9)	—	(3)	221	—	—	(218)	—
Exercise of stock options	90	—	—	—	(1,181)	—	2,245	1,064
Restricted stock grants	187	—	(19)	(4,604)	—	—	4,623	—
Stock-based compensation	—	—	41	3,799	—	—	—	3,840
Net tax benefit related to stock-based compensation	—	—	(1,971)	—	—	—	—	(1,971)
Other, net	(21)	—	(6)	—	—	—	(539)	(545)
Balance at December 31, 2014	25,183	$265	$585,289	$(6,147)	$156,446	$6,579	$(33,145)	$709,287

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2014	2013	2012

Cash flows from operating activities:
Net income	$33,744	$41,143	$33,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,968	11,378	9,590
Net amortization of securities	2,447	1,635	1,937
Unamortized net loan costs and premiums	(2,237)	(8,350)	(1,377)
Premises and equipment depreciation and amortization expense	8,292	7,120	6,045
Stock-based compensation expense	3,839	2,960	2,260
Accretion of purchase accounting entries, net	(6,938)	(20,313)	(9,281)
Amortization of other intangibles	4,812	5,268	5,339
Write down of other real estate owned	196	135	45
Excess tax loss from stock-based payment arrangements	(102)	(1,451)	(1,126)
Income from cash surrender value of bank-owned life insurance policies	(3,058)	(3,518)	(2,716)
Gain on sales of securities, net	(482)	(4,758)	(1,655)
Net (increase) decrease in loans held for sale	(3,653)	69,528	(35,451)
Loss on disposition of assets	662	4,232	2,124
Loss (gain) on sale of real estate	231	(2)	128
Loss on termination of hedges	3,237	—	—
Net change in other	(135)	22,404	19,604
Net cash provided by operating activities	55,823	127,411	28,654

Cash flows from investing activities:
Net decrease in trading security	541	512	486
Proceeds from sales of securities available for sale	143,488	19,386	85,711
Proceeds from maturities, calls and prepayments of securities available for sale	131,202	113,749	102,590
Purchases of securities available for sale	(575,504)	(443,906)	(124,183)
Proceeds from maturities, calls and prepayments of securities held to maturity	4,800	8,991	30,282
Purchases of securities held to maturity	(3,227)	(2,888)	(21,965)
Net change in loans	(481,846)	(181,039)	(160,204)
Acquisitions, net of cash paid	423,416	—	(111,328)
Net cash used for divestiture	—	—	(48,890)
Proceeds from surrender of bank-owned life insurance	—	186	766
Purchase of bank-owned life insurance	—	(10,000)	—
Proceeds from sale of Federal Home Loan Bank stock	5,340	2,434	6,781
Purchase of Federal Home Loan Bank stock	(10,778)	(12,932)	—
Proceeds of premises and equipment	2,315	—	260
Purchase of premises and equipment, net	(8,451)	(13,103)	(18,890)
Net investment in limited partnership tax credits	(5,384)	—	(565)
Proceeds from sale of other real estate	4,784	3,416	3,626
Net cash used in investing activities	(369,304)	(515,194)	(255,523)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2014	2013	2012

Cash flows from financing activities:
Net increase (decrease) in deposits	$340,856	$(225,070)	$167,002
Proceeds from Federal Home Loan Bank advances and other borrowings	5,432,069	1,488,182	485,625
Repayments of Federal Home Loan Bank advances and other borrowings	(5,443,853)	(872,163)	(465,970)
Issuance of long term debt, net	—	—	74,138
Purchase of treasury stock	—	—	3,044
Net proceeds from reissuance of treasury stock	(2,467)	(12,249)	—
Exercise of stock options	1,064	3,045	—
Excess tax loss from stock-based payment arrangements	102	1,451	1,126
Common stock cash dividends paid	(18,075)	(18,118)	(15,634)
Net cash provided by financing activities	309,696	365,078	249,331

Net change in cash and cash equivalents	(3,785)	(22,705)	22,462

Cash and cash equivalents at beginning of year	75,539	98,244	75,782

Cash and cash equivalents at end of year	$71,754	$75,539	$98,244

Supplemental cash flow information:
Interest paid on deposits	$18,439	$20,967	$22,921
Interest paid on borrowed funds	9,988	14,056	9,376
Income taxes (refunded) paid, net	746	(3,729)	8,869

Acquisition of non-cash assets and liabilities:
Assets acquired	18,064	—	1,185,957
Liabilities assumed	(441,550)	(1,672)	(969,598)
Acquisition’s stock owned by the Company	—	—	5,193

Other non-cash changes:
Other net comprehensive income (loss)	15,636	(6,078)	1,906
Real estate owned acquired in settlement of loans	4,500	4,378	2,243

The accompanying notes are an integral part of these consolidated financial statements.

Notes to consolidated financial statements

Years Ended December 31, 2014, 2013, and 2012

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

Notes to consolidated financial statements

the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings.

Loans Held for Sale

Loans originated with the intent to be sold in the secondary market are accounted for under the fair value option. Non-refundable fees and direct loan origination costs related to residential mortgage loans held for sale are recognized in noninterest income or noninterest expense as earned or incurred. Fair value is primarily determined based on quoted prices for similar loans in active markets. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in noninterest income.

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

Loans

Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, the unamortized balance of any deferred fees or costs on originated loans and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers. Interest income is accrued on the unpaid principal balance.  Interest income includes net accretion or amortization of deferred fees or costs and of premiums or discounts.  Interest income is also net of recoveries or losses recorded on acquired impaired loans. Direct loan origination costs, net of any origination fees, in addition to premiums and discounts on loans, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans generally continue accruing until one hundred and twenty days delinquent, at which time they are charged off. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income, except for certain loans designated as well-secured. The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  All payments received on non-accrual loans are applied against the principal balance of the loan.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

For loans that meet the criteria stipulated in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company recognizes the accretable yield, which is defined as the

Notes to consolidated financial statements

excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, the Company continues to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows the Company expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

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

For loans that do not meet the ASC 310-30 criteria, the Company accretes interest income based on the contractually required cash flows. The Company subjects loans that do not meet the ASC 310-30 criteria to ASC Topic 450, “Contingencies” by collectively evaluating these loans for an allowance for loan loss.

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

Notes to consolidated financial statements

Qualitative risk factors impacting the inherent risk of loss within the portfolio include the following:

•                  National and local economic conditions, regulatory/legislative changes, or other competitive factors affecting the collectability of the portfolio

•                  Trends in underwriting characteristics, composition of the portfolio, and/or asset quality

•                  Changes in underwriting standards and/or collection, charge off, recovery, and account management practices

•                  The existence and effect of any concentrations of credit

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

Commercial real estate — Loans in this segment are primarily owner-occupied or income-producing properties throughout New England and Northeastern New York. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.  In addition, construction loans in this segment primarily include real estate development loans for which payment is derived from sale of the property or long term financing at completion. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial and industrial loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. Loans in this segment include asset based loans which generally have no scheduled repayment and which are closely monitored against formula based collateral advance ratios.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

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

Notes to consolidated financial statements

The Company evaluates certain loans individually for specific impairment. Large groups of small balance homogeneous loans such as the residential mortgage, home equity, and other consumer portfolios are collectively evaluated for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, or non-accrual status. The evaluation of certain loans individually for specific impairment includes loans that were previously classified as Troubled Debt Restructurings (“TDRs”) or continue to be classified as TDRs. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of the probable loss is able to be estimated. Estimates of loss may be determined by the present value of anticipated future cash flows or the loan’s observable fair market value, or the fair value of the collateral, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible.

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

Notes to consolidated financial statements

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions.  Income tax positions and record tax benefits assessed for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties has also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Notes to consolidated financial statements

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

Due to the Rome Bancorp acquisition in 2011, the Company inherited a noncontributory, qualified, defined benefit pension plan for certain employees who met age and service requirements; as well as other post-retirement benefits, principally health care and group life insurance. The Rome pension plan and postretirement benefits that were acquired in connection with the whole-bank acquisition in the second quarter of 2011 were frozen prior to the close of the transaction. The pension benefit in the form of a life annuity is based on the employee’s combined years of service, age, and compensation.  The Company also has a long-term care post-retirement benefit plan for certain executives where upon disability, associated benefits are funded by insurance policies or paid directly by the Company.

In order to measure the expense associated with the Plans, various assumptions are made including the discount rate, expected return on plan assets, anticipated mortality rates, and expected future healthcare

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Out of Period Adjustments

In the first quarter of 2014, the Company recorded a correction of an error to adjust ($1.4) million in prior period interest income earned on loans acquired in bank acquisitions all of which relates to prior periods.  After evaluating the quantitative and qualitative aspects of these adjustments, the Company concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

Recently Adopted Accounting Principles

On January 2014, the Company adopted Accounting Standards Update (“ASU”) ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Future Application of Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-14 related to classification of certain government-guaranteed mortgage loans upon foreclosure.  The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The pronouncement is effective for interim and annual reporting periods beginning after December 15, 2014.  The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plans to elect that accounting policy. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Also in January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2.                                              ACQUISITION

New York Branch Acquisition

On January 17, 2014, Berkshire Bank purchased twenty branch banking offices located in central and eastern New York State, from Bank of America, National Association. Berkshire Bank received $423.1 million in cash, which was net of $17.1 million cash consideration paid and $0.3 million in other costs, and assumed certain related deposit liabilities associated with these branches (the “branch acquisition”).  Consideration paid included a 2.25% premium on deposits received. The branch acquisition increased the Bank’s customer base and lending opportunities, and enhanced the Bank’s geographical market presence between Albany and Syracuse, New York.  In addition, the acquired deposits augmented the Bank’s sources of liquidity.

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

The assets and liabilities obtained and assumed in the branch acquisition were recorded at fair value based on management’s best estimate using information available at the date of acquisition.  Consideration paid, and fair values of the assets acquired and liabilities assumed are summarized in the following table (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value		As Recorded at
(in thousands)	As Acquired	Adjustments		Acquisition
Consideration paid:
Cash consideration paid to Bank of Amercia				$17,105
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and short-term investments	$440,521	$—		$440,521
Loans	4,541	(533	)(a)	4,008
Premises and equipment	2,381	1,290	(b)	3,671
Core deposit intangibles	—	2,550	(c)	2,550
Other intangibles	—	(79	)(d)	(79)
Deposits	(440,507)	(15	)(e)	(440,522)
Other liabilities	—	(944	)(f)	(944)
Total identifiable net assets	$6,936	$2,269		$9,205

Goodwill				$7,900

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

(e)          The adjustment is driven by the weighted average interest rate of deposits exceeded the cost of similar funding at the time of acquisition.

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

Information about the acquired loan portfolio subject to ASC 310-30 as of January 17, 2014 is, as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Direct acquisition costs including swap termination fees and integration costs of the branch acquisition were expensed as incurred, and totaled $4.0 million and $1.6 million for the years ending December 31, 2014 and 2013, respectively.

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

The unaudited pro forma information, for the years ended December 31, 2014 and 2013, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; (c) estimated adjustments to interest income and expense due to the additional acquired deposits and additional investments and borrowings reductions as a result of the branch acquisition; (d) estimated non-interest income and expenses from branch operations; and (e) an estimated tax rate of 40.5 percent.  Direct acquisition expenses incurred by the Company during 2014 and 2013 are reversed for the purposes of this unaudited pro forma information.   Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities beyond investment of cash received from deposits, or anticipated cost-savings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited)
	Years ended December 31,
	2014	2013

Net interest income	$179,249	$180,220
Non-interest income	56,750	62,452
Net income	41,443	43,552

Pro forma earnings per share:
Basic	$1.68	$1.76
Diluted	$1.67	$1.74

NOTE 3.                                              CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of three months or less.  Short-term investments included $9.9 million and $1.8 million pledged as collateral support for derivative financial contracts at year-end 2014 and 2013, respectively.  The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $2.9 million and $17.2 million at year-end 2014 and 2013, respectively.

NOTE 4.                                              TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $12.6 million and $13.1 million and a fair value of $14.9 million and $14.8 million at year-end 2014 and 2013, respectively.  Unrealized gains (losses) recorded through income on this security totaled $0.6 million, ($1.5) million, and ($15) thousand for 2014, 2013, and 2012, respectively. As discussed further in Note 16 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at year-end 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.                                              SECURITIES

The following is a summary of securities available for sale (“AFS”) and securities held to maturity (“HTM”):

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Securities available for sale
Debt securities:
Municipal bonds and obligations	$127,014	$6,859	$(174)	$133,699
Government guaranteed residential mortgage-backed securities	68,972	702	(206)	69,468
Government-sponsored residential mortgage-backed securities	755,893	7,421	(3,130)	760,184
Corporate bonds	55,134	120	(1,103)	54,151
Trust preferred securities	16,607	820	(1,212)	16,215
Other bonds and obligations	3,211	—	(52)	3,159
Total debt securities	1,026,831	15,922	(5,877)	1,036,876
Marketable equity securities	48,993	7,322	(1,373)	54,942
Total securities available for sale	1,075,824	23,244	(7,250)	1,091,818

Securities held to maturity
Municipal bonds and obligations	4,997	—	—	4,997
Government-sponsored residential mortgage-backed securities	70	4	—	74
Tax advantaged economic development bonds	37,948	1,680	(34)	39,594
Other bonds and obligations	332	—	—	332
Total securities held to maturity	43,347	1,684	(34)	44,997

Total	$1,119,171	$24,928	$(7,284)	$1,136,815

December 31, 2013
Securities available for sale
Debt securities:
Municipal bonds and obligations	$77,852	$1,789	$(1,970)	$77,671
Government guaranteed residential mortgage-backed securities	78,885	544	(658)	78,771
Government-sponsored residential mortgage-backed securities	531,441	2,000	(10,783)	522,658
Corporate bonds	40,945	157	(1,822)	39,280
Trust preferred securities	16,927	1,249	(1,565)	16,611
Other bonds and obligations	3,250	—	(166)	3,084
Total debt securities	749,300	5,739	(16,964)	738,075
Marketable equity securities	20,042	2,266	(335)	21,973
Total securities available for sale	769,342	8,005	(17,299)	760,048

Securities held to maturity
Municipal bonds and obligations	4,244	—	—	4,244
Government-sponsored residential mortgage-backed securities	73	2	—	75
Tax advantaged economic development bonds	40,260	1,255	(414)	41,101
Other bonds and obligations	344	—	—	344
Total securities held to maturity	44,921	1,257	(414)	45,764

Total	$814,263	$9,262	$(17,713)	$805,812

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At year-end 2014 and 2013, accumulated net unrealized gains/(losses) on AFS securities included in accumulated other comprehensive income were $16.0 million and $(9.3) million, respectively.  The year-end 2014 and 2013 related income tax liability/(benefit) of $6.1 million and $(3.5) million, respectively, was also included in accumulated other comprehensive income.

The amortized cost and estimated fair value of available for sale (AFS) and held to maturity (HTM) securities, segregated by contractual maturity at year-end 2014 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$30,732	$29,738	$1,047	$1,047
Over 1 year to 5 years	1,257	1,271	17,248	18,139
Over 5 years to 10 years	17,687	17,944	12,360	12,524
Over 10 years	152,290	158,271	12,622	13,213
Total bonds and obligations	201,966	207,224	43,277	44,923

Marketable equity securities	48,993	54,942	—	—
Residential mortgage-backed securities	824,865	829,652	70	74

Total	$1,075,824	$1,091,818	$43,347	$44,997

At year-end 2014 and 2013, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 12 - Borrowed Funds.

	2014		2013
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Securities pledged to swap counterparties	$25,875	$26,083	$26,227	$26,442
Securities pledged for municipal deposits	41,281	42,098	44,777	44,438

Total	$67,156	$68,181	$71,004	$70,880

Proceeds from the sale of AFS securities in 2014, 2013, and 2012 were $143.5 million, $19.4 million, and $85.5 million, respectively.  The components of net realized gains and losses on the sale of AFS securities are as follows.  These amounts were reclassified out of accumulated other comprehensive loss and into earnings:

(In thousands)	2014	2013	2012

Gross realized gains	$2,601	$4,758	$820
Gross realized losses	(2,119)	—	(520)

Net realized gain/(losses)	$482	$4,758	$300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
December 31, 2014

Securities available for sale
Debt securities:
Municipal bonds and obligations	$8	$1,001	$166	$7,206	$174	$8,207
Government guaranteed residential mortgage-backed securities	46	7,122	160	16,727	206	23,849
Government-sponsored residential mortgage-backed securities	236	30,672	2,894	167,473	3,130	198,145
Corporate bonds	1,103	39,571	—	—	1,103	39,571
Trust preferred securities	65	935	1,147	2,408	1,212	3,343
Other bonds and obligations	—	—	52	3,035	52	3,035
Total debt securities	1,458	79,301	4,419	196,849	5,877	276,150

Marketable equity securities	1,039	9,902	334	4,755	1,373	14,657
Total securities available for sale	$2,497	$89,203	$4,753	$201,604	$7,250	$290,807

Securities held to maturity
Tax advantaged economic development bonds	—	—	34	7,972	34	7,972
Total securities held to maturity	—	—	34	7,972	34	7,972

Total	$2,497	$89,203	$4,787	$209,576	$7,284	$298,779

December 31, 2013

Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,657	$17,776	$313	$1,854	$1,970	$19,630
Government guaranteed residential mortgage-backed securities	658	35,631	—	—	658	35,631
Government-sponsored residential mortgage-backed securities	10,783	423,203	—	—	10,783	423,203
Corporate bonds	1,822	29,124	—	—	1,822	29,124
Trust preferred securities	—	—	1,565	2,039	1,565	2,039
Other bonds and obligations	166	3,082	—	—	166	3,082
Total debt securities	15,086	508,816	1,878	3,893	16,964	512,709

Marketable equity securities	117	1,653	218	1,782	335	3,435
Total securities available for sale	$15,203	$510,469	$2,096	$5,675	$17,299	$516,144

Securities held to maturity
Tax advantaged economic development bonds	57	9,429	357	7,901	414	17,330
Total securities held to maturity	57	9,429	357	7,901	414	17,330

Total	$15,260	$519,898	$2,453	$13,576	$17,713	$533,474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2014, prior to this recovery.  The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at year-end 2014:

AFS municipal bonds and obligations

At year-end 2014, 14 of the 178 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market.  At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that the Company is appropriately compensated for that risk.  The bonds are investment grade rated, and there were no material underlying credit downgrades during 2014. All securities are performing.

AFS residential mortgage-backed securities

At year-end 2014, 46 out of a total of 196 securities in the Company’s portfolio of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.5% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2014. All securities are performing.

AFS corporate bonds

At year-end 2014, 4 out of 6 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2.7% of the amortized cost of bonds in unrealized loss positions. Of the 4 securities, 1 security is investment grade rated.  The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

At year-end 2014, $1.0 million of the total unrealized losses was attributable to a $30.7 million investment.  The Company evaluated these securities, with a Level 2 fair value of $29.7 million, for potential other-than-temporary impairment (“OTTI”) at December 31, 2014 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.

AFS trust preferred securities

At year-end 2014, 3 out of 6 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 27% of the amortized cost of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities in unrealized loss positions. The Company’s evaluation of the present value of expect cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis. Of the 3 securities, 2 securities have investment grade ratings.  The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

At year-end 2014, $1.0 million of the total unrealized losses was attributable to a $2.6 million investment in a Mezzanine Class B tranche of a $360 million pooled trust preferred security collateralized by banking and insurance entities.  The Company evaluated the security, with a Level 3 fair value of $1.5 million, for potential other-than-temporary impairment (“OTTI”) at December 31, 2014 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost and the protection from credit loss afforded by $50 million in excess subordination above current and projected losses.  The security is performing.

AFS other bonds and obligations

At year-end 2014, 5 of the 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.7% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during 2014. All securities are performing.

HTM tax advantaged economic development bonds

At year-end 2014, 1 of the 7 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions. The Company has the ability and intent of maintaining these bonds to the recovery. These securities are performing.  The Company expects to receive all future cash flows associated with these securities.

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

At year-end 2014, 7 out of a total of 30 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 9% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at year-end 2014. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               LOANS

The Company’s loan portfolio is segregated into the following segments: residential mortgage, commercial real estate, commercial and industrial, and consumer. Residential mortgage loans include classes for 1- 4 family owner occupied and construction loans.  Commercial real estate loans include construction, single and multi-family, and other commercial real estate classes.  Commercial and industrial loans include asset based lending loans, lease financing and other commercial business loan classes.  Consumer loans include home equity, direct and indirect auto and other consumer loan classes.  These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from the acquisitions of the 20 acquired branches, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	2014			2013
(In thousands)	Business Activities	Acquired Loans	Total	Business Activities	Acquired Loans	Total

Residential mortgages:
1-4 family	$1,199,408	$268,734	$1,468,142	$1,027,737	$333,367	$1,361,104
Construction	27,044	1,018	28,062	18,158	5,012	23,170
Total residential mortgages	1,226,452	269,752	1,496,204	1,045,895	338,379	1,384,274

Commercial real estate:
Construction	169,189	4,201	173,390	125,247	13,770	139,017
Single and multi-family	140,050	53,168	193,218	63,493	64,827	128,320
Commercial real estate	1,030,837	214,122	1,244,959	871,271	278,512	1,149,783
Total commercial real estate	1,340,076	271,491	1,611,567	1,060,011	357,109	1,417,120

Commercial and industrial loans:
Asset based lending	341,246	—	341,246	294,241	3,130	297,371
Other commercial and industrial loans	411,945	51,175	463,120	323,196	66,726	389,922
Total commercial and industrial loans	753,191	51,175	804,366	617,437	69,856	687,293

Total commercial loans	2,093,267	322,666	2,415,933	1,677,448	426,965	2,104,413

Consumer loans:
Home equity	252,681	65,951	318,632	232,677	74,154	306,831
Auto and other	346,480	103,351	449,831	213,171	171,834	385,005
Total consumer loans	599,161	169,302	768,463	445,848	245,988	691,836

Total loans	$3,918,880	$761,720	$4,680,600	$3,169,191	$1,011,332	$4,180,523

Total unamortized net costs and premiums included in the year-end total loans for business activity loans were the following:

(In thousands)	2014	2013
Unamortized net loan origination costs	$14,268	$13,898
Unamortized net premium on purchased loans	4,604	3,652
Total unamortized net costs and premiums	$18,872	$17,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company occasionally transfers a portion of its originated commercial loans to participating lending partners.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and its lending partners share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans, collects cash payments from the borrowers, remits payments (net of servicing fees), and disburses required escrow funds to relevant parties.  At year-end 2014 and 2013, the Company was servicing loans for participants totaling $95.4 million and $84.7 million, respectively.

In 2014, the Company purchased loans aggregating $50.2 million and sold loans aggregating $290.1 million.  In 2013, the Company purchased loans aggregating $178.6 million and sold loans aggregating $932.5 million.  Net gains (losses) on sales of loans were $4 million, ($1) million, and $11.8 million for the years 2014, 2013, and 2012, respectively.

Most of the Company’s lending activity occurs within its primary markets in Western Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans.  Year-end loans to operators of non-residential buildings totaled $691.3 million, or 14.8%, and $556.75 million, or 13.3% of total loans in 2014 and 2013, respectively.  There were no other concentrations of loans related to any one industry in excess of 10% of total loans at year-end 2014 or 2013.

At year-end 2014, the Company had pledged loans totaling $100 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements.  Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances.  See Note 12 - Borrowings & Subordinated Notes.

At year-end 2014 and 2013, the Company’s commitments outstanding to related parties totaled $3.3 million and $2.8 million, respectively, and the loans outstanding against these commitments totaled $2.0 million and $1.2 million, respectively.  Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members.  For the years 2014 and 2013, all related party loans were performing.

The carrying amount of the acquired loans at December 31, 2014 totaled $762 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $13.8 million. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Of the 13.8 million, $375 thousand are Residential Mortgages, $12.3 million are Commercial Real Estate, $986 thousand are Commercial and Industrial loans, and $171 thousand are Consumer loans.

The carrying amount of the acquired loans at December 31, 2013 totaled $1.01 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $29.9 million. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Of the 29.9 million, $329 thousand are Residential Mortgages, $26.5 million are Commercial Real Estate, and $3.0 million are Commercial and Industrial loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

(In thousands)	2014	2013
Balance at beginning of period	$2,559	$8,247
Acquisitions	—	—
Sales	—	(301)
Reclassification from nonaccretable difference for loans with improved cash flows	2,644	2,252
Changes in expected cash flows that do not affect nonaccretable difference	—	—
Accretion	(2,662)	(7,639)
Balance at end of period	$2,541	$2,559

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at December 31, 2014 and 2013:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2014
Residential mortgages:
1-4 family	$5,580	$146	$4,053	$9,779	$1,189,629	$1,199,408	$1,527
Construction	666	410	—	1,076	25,968	27,044	—
Total	6,246	556	4,053	10,855	1,215,597	1,226,452	1,527
Commercial real estate:
Construction	—	2,000	720	2,720	166,469	169,189	—
Single and multi-family	178	156	458	792	139,258	140,050	—
Commercial real estate	692	705	9,383	10,780	1,020,057	1,030,837	621
Total	870	2,861	10,561	14,292	1,325,784	1,340,076	621
Commercial and industrial loans
Asset based lending	—	—	—	—	341,246	341,246	—
Other commercial and industrial loans	1,040	498	856	2,394	409,551	411,945	6
Total	1,040	498	856	2,394	750,797	753,191	6
Consumer loans:
Home equity	333	1,000	1,387	2,720	249,961	252,681	230
Auto and other	831	65	315	1,211	345,269	346,480	10
Total	1,164	1,065	1,702	3,931	595,230	599,161	240
Total	$9,320	$4,980	$17,172	$31,472	$3,887,408	$3,918,880	$2,394

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2013
Residential mortgages:
1-4 family	$2,500	$623	$7,382	$10,505	$1,017,232	$1,027,737	$1,451
Construction	—	—	41	41	18,117	18,158	—
Total	2,500	623	7,423	10,546	1,035,349	1,045,895	1,451
Commercial real estate:
Construction	174	—	3,176	3,350	121,897	125,247	—
Single and multi-family	139	654	679	1,472	62,021	63,493	168
Commercial real estate	622	4,801	6,912	12,335	858,936	871,271	865
Total	935	5,455	10,767	17,157	1,042,854	1,060,011	1,033
Commercial and industrial loans
Asset based lending	—	—	—	—	294,241	294,241	—
Other commercial and industrial loans	1,136	386	1,477	2,999	320,197	323,196	42
Total	1,136	386	1,477	2,999	614,438	617,437	42
Consumer loans:
Home equity	732	54	1,655	2,441	230,236	232,677	572
Auto and other	524	231	390	1,145	212,026	213,171	142
Total	1,256	285	2,045	3,586	442,262	445,848	714
Total	$5,827	$6,749	$21,712	$34,288	$3,134,903	$3,169,191	$3,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2014
Residential mortgages:
1-4 family	$1,133	$638	$1,651	$3,422	$375	$268,734	$269
Construction	—	—	—	—	—	1,018	—
Total	1,133	638	1,651	3,422	375	269,752	269
Commercial real estate:
Construction	—	—	691	691	1,296	4,201	—
Single and multi-family	277	—	572	849	5,477	53,168	—
Commercial real estate	—	715	2,004	2,719	5,504	214,122	329
Total	277	715	3,267	4,259	12,277	271,491	329
Commercial and industrial loans
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	202	32	855	1,089	986	51,175	—
Total	202	32	855	1,089	986	51,175	—
Consumer loans:
Home equity	176	95	1,049	1,320	171	65,951	466
Auto and other	1,170	944	1,363	3,477	—	103,351	194
Total	1,346	1,039	2,412	4,797	171	169,302	660
Total	$2,958	$2,424	$8,185	$13,567	$13,809	$761,720	$1,258

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2013
Residential mortgages:
1-4 family	$1,891	$437	$2,507	$4,835	$329	$333,367	$735
Construction	134	32	625	791		5,012	501
Total	2,025	469	3,132	5,626	329	338,379	1,236
Commercial real estate:
Construction	—	—	—	—	6,616	13,770	—
Single and multi-family	350	188	823	1,361	9,666	64,827	—
Commercial real estate	537	518	3,455	4,510	10,252	278,512	272
Total	887	706	4,278	5,871	26,534	357,109	272
Commercial and industrial loans
Asset based lending	—	—	—	—	—	3,130	—
Other commercial and industrial loans	440	135	1,074	1,649	3,036	66,726	153
Total	440	135	1,074	1,649	3,036	69,856	153
Consumer loans:
Home equity	425	545	637	1,607	—	74,154	35
Auto and other	2,606	641	1,641	4,888	—	171,834	82
Total	3,031	1,186	2,278	6,495	—	245,988	117
Total	$6,383	$2,496	$10,762	$19,641	$29,899	$1,011,332	$1,778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at year-end 2014 and 2013:

	2014			2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$2,526	$1,382	$3,908	$5,931	$1,772	$7,703
Construction	—	—	—	41	123	164
Total	2,526	1,382	3,908	5,972	1,895	7,867

Commercial real estate:
Construction	720	—	720	3,176	—	3,176
Single and multi-family	458	141	599	511	823	1,334
Other commerical real estate	8,762	1,675	10,437	6,047	3,183	9,230
Total	9,940	1,816	11,756	9,734	4,006	13,740

Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—
Other commercial and industrial loans	850	811	1,661	1,434	921	2,355
Total	850	811	1,661	1,434	921	2,355

Consumer loans:
Home equity	1,157	583	1,740	1,083	602	1,685
Auto and other	305	1,169	1,474	249	1,559	1,808
Total	1,462	1,752	3,214	1,332	2,161	3,493

Total non-accrual loans	$14,778	$5,761	$20,539	$18,472	$8,983	$27,455

At year end 2014, Acquired credit impaired loans account for $1.2 million of non-accrual loans that are not presented in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of December 31, 2014 and 2013 were as follows:

Business Activities Loans

(In thousands)	Residential	Commercial	Commercial
2014	mortgages	real estate	and industrial	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,238	$22,015	$743	$452	$26,448
Collectively evaluated	1,223,214	1,318,061	752,448	598,709	3,892,432
Total	$1,226,452	$1,340,076	$753,191	$599,161	$3,918,880

Business Activities Loans

(In thousands)	Residential	Commercial	Commercial
2013	mortgages	real estate	and industrial	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$6,237	$22,429	$1,380	$515	$30,561
Collectively evaluated	1,039,658	1,037,582	616,057	445,333	3,138,630
Total	$1,045,895	$1,060,011	$617,437	$445,848	$3,169,191

Acquired Loans

(In thousands)	Residential	Commercial	Commercial
2014	mortgages	real estate	and industrial	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$695	$5,637	$39	$199	$6,570
Collectively evaluated	269,057	265,854	51,136	169,103	755,150
Total	$269,752	$271,491	$51,175	$169,302	$761,720

Acquired Loans

(In thousands)	Residential	Commercial	Commercial
2013	mortgages	real estate	and industrial	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$1,568	$6,295	$367	$154	$8,384
Collectively evaluated	336,811	350,814	69,489	245,834	1,002,948
Total	$338,379	$357,109	$69,856	$245,988	$1,011,332

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at year-end 2014 and 2013 and for the years then ended:

Business Activities Loans

	At December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,528	$2,528	$—
Commercial real estate - construction	16,990	16,990	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate	102	102	—
Other commercial and industrial loans	743	743	—
Consumer - home equity	87	87	—
Consumer - other	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$555	$710	$155
Commercial real estate - construction	3,511	4,431	920
Commercial real estate - single and multifamily	490	492	2
Other commercial real estate	—	—	—
Other commercial and industrial loans	—	—	—
Consumer - home equity	194	248	54
Consumer - other	105	117	12

Total
Residential mortgages	$3,083	$3,238	$155
Commercial real estate	21,093	22,015	922
Commercial and industrial	743	743	—
Consumer	386	452	66
Total impaired loans	$25,305	$26,448	$1,143

Acquired Loans

	At December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$189	$189	$—
Other commercial real estate loans	5,206	5,206	—
Other commercial and industrial loans	39	39	—
Consumer - home equity	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	458	506	$48
Other commercial real estate loans	383	431	48
Other commercial and industrial loans	—	—	—
Consumer - home equity	124	199	75

Total
Residential mortgages	$647	$695	$48
Commercial real estate	5,589	5,637	48
Commercial and industrial	39	39	—
Consumer	124	199	75
Total impaired loans	$6,399	$6,570	$171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

	At December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,406	$3,406	$—
Commercial real estate - construction	3,176	3,176	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	18,909	18,909	—
Other commercial and industrial loans	811	811	—
Consumer - home equity	270	270	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,926	$2,831	$905
Commercial real estate - construction	—	—	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	125	344	219
Other commercial and industrial loans	514	569	55
Consumer - home equity	142	245	103

Total
Residential mortgages	$5,332	$6,237	$905
Commercial real estate	22,210	22,429	219
Commercial and industrial loans	1,325	1,380	55
Consumer	412	515	103
Total impaired loans	$29,279	$30,561	$1,282

Acquired Loans

	At December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$381	$381	$—
Other commercial real estate loans	3,853	3,853	—
Other commercial and industrial loans	367	367	—

With an allowance recorded:
Residential mortgages - 1-4 family	$957	$1,187	$230
Other commercial real estate loans	1,954	2,442	488
Consumer - home equity	115	154	39

Total
Residential mortgages	$1,338	$1,568	$230
Other commercial real estate loans	5,807	6,295	488
Other commercial and industrial loans	367	367	—
Consumer - home equity	115	154	39
Total impaired loans	$7,627	$8,384	$757

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2014 and 2013:

Business Activities Loans

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$3,807	$141	$4,208	$150
Commercial real estate - construction	18,218	704	3,997	30
Commercial real estate - single and multifamily	519	—	—	—
Other commercial real estate	9	—	22,653	885
Commercial and industrial	1,877	70	1,833	61
Consumer-home equity	234	3	1,008	9
Consumer-other	—	—	129	5

With an allowance recorded:
Residential mortgages - 1-4 family	$648	$31	$2,359	$44
Commercial mortages - construction	2,837	84	—	—
Commercial real estate - single and multifamily	1,213	—	—	—
Other commercial real estate	—	—	103	—
Commercial and industrial	—	—	14	3
Consumer-home equity	207	6	103	3
Consumer - other	120	4	—	—

Total
Residential mortgages	$4,455	$172	$6,567	$194
Commercial real esate	22,796	788	26,753	915
Commercial and industrial	1,877	70	1,847	64
Consumer loans	561	13	1,240	17
Total impaired loans	$29,689	$1,043	$36,407	$1,190

Acquired Loans

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$841	$8	$736	$5
Commercial real estate - construction	5,484	227	—	—
Other commercial real estate	—	—	2,864	111
Commercial and industrial	356	13	231	6
Consumer-home equity	41	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$241	$14	$414	$23
Commercial real estate - construction	108	4	—	—
Commercial real estate - single and multifamily	—	—	—	—
Other commercial real estate	—	—	1,997	67
Commercial and industrial	—	—	—	—
Consumer-home equity	51	6	38	3

Total
Residential mortgages	$1,082	$22	$1,150	$28
Commercial real esate	5,592	231	4,861	178
Commercial and industrial	356	13	231	6
Consumer loans	92	6	38	3
Total impaired loans	$7,122	$272	$6,280	$215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructuring Loans

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.  TDRs are evaluated individually for impairment and may result in a specific allowance amount allocated to an individual loan.

The following tables include the recorded investment and number of modifications for modified loans identified during the years-ended December 31, 2014, 2013, and 2012 respectively.  The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the year-ended December 31, 2014 were attributable to interest rate concessions, debt consolidations, and changes to payment terms. The modifications for the year-ended December 31, 2013 were attributable to interest rate concessions, debt consolidations, and maturity date extensions.  The modifications for the year ended December 31, 2012 were attributable to maturity date extensions.

	Modifications by Class
	For the twelve months ending December 31, 2014
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	5	$600	$598
Residential- Construction	1	102	102
Commercial - Single and multifamily	1	623	623
Commercial - Other	10	9,190	9,190
	17	$10,515	$10,513

	Modifications by Class
	For the twelve months ending December 31, 2013
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	7	$1,152	$1,152
Commercial - Single and multifamily	1	320	320
Commercial - Other	2	2,366	2,406
Commercial and industrial- Other	10	3,882	3,450
Consumer- Auto and other	7	443	442
	27	$8,163	$7,770

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Modifications by Class
	For the twelve months ending December 31, 2012
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	3	$468	$467
Commercial - Single and multifamily	4	225	225
Commercial - Other	3	2,493	2,493
Commercial and industrial- Other	3	1,308	1,308
Consumer- Auto and other	1	133	133
	14	$4,627	$4,626

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2014
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial and industrial- Other	2	$101

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Residential- 1-4 Family	1	$201
Commercial - Single and multifamily	5	261
Commercial - Other	7	1,961
Commercial and industrial- Other	1	55
	14	$2,478

For twelve months ended December 31, 2012, there were no loans that were restructured within the last twelve months that have subsequently defaulted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s TDR activity in 2014 and 2013:

(In thousands)	2014	2013
Balance at beginning of year	$10,822	$4,626
Principal payments	(2,651)	(118)
TDR status change (1)	(52)	(1,164)
Other reductions (2)	(1,918)	(292)
Newly identified TDRs	10,513	7,770
Balance at end of year	$16,714	$10,822

(1)         TDR Status change classification represents TDR loans with a specified interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and  the loan was on current payment status and not impaired based on the terms specified by the restructuring agreement.

(2)         Other Reductions classification consists of transfer to other real estate owned, charge-offs to loans, and other loan sale payoffs.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for 2014, 2013, and 2012 was as follows:

Business Activities Loans

(In thousands)	Residential	Commercial	Commercial
2014	mortgages	real estate	and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Charged-off loans	1,455	4,207	2,500	1,308	—	9,470
Recoveries on charged-off loans	186	9	193	285	—	673
Provision for loan losses	1,168	5,183	2,340	3,307	67	12,065
Balance at end of year	$6,836	$14,690	$5,206	$5,928	$135	$32,795
Individually evaluated for impairment	155	922	—	66	—	1,143
Collectively evaluated	6,681	13,768	5,206	5,862	135	31,652
Total	$6,836	$14,690	$5,206	$5,928	$135	$32,795

Acquired Loans

(In thousands)	Residential	Commercial	Commercial
2014	mortgages	real estate	and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$625	$2,339	$597	$235	$—	$3,796
Charged-off loans	1,141	1,477	510	1,255	—	4,383
Recoveries on charged-off loans	179	261	35	76	—	551
Provision for loan losses	952	(333)	971	1,313	—	2,903
Balance at end of year	$615	$790	$1,093	$369	$—	$2,867
Individually evaluated for impairment	48	48	—	75	—	171
Collectively evaluated	567	742	1,093	294	—	2,696
Total	$615	$790	$1,093	$369	$—	$2,867

Business Activities Loans

(In thousands)	Residential	Commercial	Commercial
2013	mortgages	real estate	and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Charged-off loans	1,761	3,378	2,046	917	—	8,102
Recoveries on charged-off loans	398	540	121	270	—	1,329
Provision for loan losses	2,372	(2,320)	1,493	2,825	39	4,409
Balance at end of year	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Individually evaluated for impairment	905	219	55	103	—	1,282
Collectively evaluated	6,032	13,486	5,118	3,541	68	28,245
Total	$6,937	$13,705	$5,173	$3,644	$68	$29,527

Acquired Loans

(In thousands)	Residential	Commercial	Commercial
2013	mortgages	real estate	and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$509	$390	$96	$314	$8	$1,317
Charged-off loans	636	1,748	771	1,580	—	4,735
Recoveries on charged-off loans	1	15	84	145	—	245
Provision for loan losses	751	3,682	1,188	1,356	(8)	6,969
Balance at end of year	$625	$2,339	$597	$235	$—	$3,796
Individually evaluated for impairment	230	488	—	39	—	757
Collectively evaluated	395	1,851	597	196	—	3,039
Total	$625	$2,339	$597	$235	$—	$3,796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

(In thousands)	Residential	Commercial	Commercial
2012	mortgages	real estate	and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$3,150	$22,095	$4,540	$2,203	$(90)	$31,898
Charged-off loans	2,604	4,229	697	1,537	—	9,067
Recoveries on charged-off loans	103	52	96	165	—	416
Provision for loan losses	5,279	945	1,666	635	119	8,644
Balance at end of year	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Individually evaluated for impairment	287	1,444	1,205	273	—	3,209
Collectively evaluated	5,641	17,419	4,400	1,193	29	28,682
Total	$5,928	$18,863	$5,605	$1,466	$29	$31,891

Acquired Loans

(In thousands)	Residential	Commercial	Commercial
2012	mortgages	real estate	and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$281	$158	$38	$87	$(18)	$546
Charged-off loans	43	—	—	340	—	383
Recoveries on charged-off loans	—	—	—	208	—	208
Provision for loan losses	271	232	58	359	26	946
Balance at end of year	$509	$390	$96	$314	$8	$1,317
Individually evaluated for impairment	55	—	—	—	—	55
Collectively evaluated	454	390	96	314	8	1,262
Total	$509	$390	$96	$314	$8	$1,317

Credit Quality Information

Business Activities Loans Credit Quality Analysis

The Company monitors the credit quality of its portfolio by using internal risk ratings that are based on regulatory guidance. Loans that are given a Pass rating are not considered a problem credit. Loans that are classified as Special Mention loans are considered to have potential weaknesses and are evaluated closely by management. Substandard and non-accruing loans are loans for which a definitive weakness has been identified and which may make full collection of contractual cash flows questionable. Doubtful loans are those with identified weaknesses that make full collection of contractual cash flows, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The Company assigns an internal risk rating at origination and reviews the rating annual, semiannually, or quarterly depending on the risk rating. The rating is also reassessed at any point in time when management becomes aware of information that may affect the borrower’s ability to fulfill their obligations.

The Company risk rates its residential mortgages, including 1-4 family and residential construction loans, based on a three rating system: Pass, Special Mention, and Substandard.  Loans that are current within 59 days are rated Pass.  Residential mortgages that are 60-89 days delinquent are rated Special Mention. Loans delinquent for 90 days or greater are rated Substandard and generally placed on non-accrual status.  Home equity loans are risk rated based on the same rating system as the Company’s residential mortgages.

Ratings for other consumer loans, including auto loans, are based on a two rating system. Loans that are current within 119 days are rated Performing while loans delinquent for 120 days or more are rated Non-performing. Other consumer loans are placed on non-accrual at such time as they become Non-performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans Credit Quality Analysis

Upon acquiring a loan portfolio, the Company’s Internal Loan Review function undertakes the same process of assigning risk ratings as historical loans. This may differ from the risk rating policy of the predecessor company.  Loans which are rated Substandard or lower according to the rating process outlined below are deemed to be credit impaired loans accounted for under ASC 310-30, regardless of whether they are classified as performing or non-performing.

The Bank utilizes an eleven grade internal loan rating system for each of its acquired commercial real estate, construction and commercial loans.  Non-performing other consumer loans are deemed to be credit impaired loans accounted for under ASC 310-30.

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

Additionally, the Company considers the need for an additional reserve for acquired loans accounted for outside of the scope of ASC 310-30 under ASC 310-20. At acquisition date, the Bank determined a fair value mark with credit and interest rate components. Under the Company’s model, the impairment evaluation process involves comparing the carrying value of acquired loans, including the entire unamortized premium or discount, to the recorded reserve allowance. If necessary, the Company books an additional reserve to account for shortfalls identified through this calculation. Fair value marks are not bifurcated when evaluating for impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s loans by risk rating at year-end 2014 and 2013:

Business Activities Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2014	2013	2014	2013	2014	2013
Grade:
Pass	$1,195,209	$1,019,732	$26,634	$18,117	$1,221,843	$1,037,849
Special mention	146	623	410	—	556	623
Substandard	4,053	7,382	—	41	4,053	7,423
Total	$1,199,408	$1,027,737	$27,044	$18,158	$1,226,452	$1,045,895

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Grade:
Pass	$166,295	$120,071	$137,533	$59,636	$959,836	$800,672	$1,263,664	$980,379
Special mention	—	—	—	140	6,933	8,150	6,933	8,290
Substandard	2,894	5,176	2,517	3,717	63,995	61,807	69,406	70,700
Doubtful	—	—	—	—	73	642	73	642
Total	$169,189	$125,247	$140,050	$63,493	$1,030,837	$871,271	$1,340,076	$1,060,011

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial
(In thousands)	2014	2013	2014	2013	2014	2013
Grade:
Pass	$341,246	$294,241	$404,846	$313,984	$746,092	$608,225
Special mention	—	—	560	884	560	884
Substandard	—	—	6,539	7,725	6,539	7,725
Doubtful	—	—	—	603	—	603
Total	$341,246	$294,241	$411,945	$323,196	$753,191	$617,437

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2014	2013	2014	2013	2014	2013
Performing	$251,524	$231,594	$346,175	$212,922	$597,699	$444,516
Nonperforming	1,157	1,083	305	249	1,462	1,332
Total	$252,681	$232,677	$346,480	$213,171	$599,161	$445,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2014	2013	2014	2013	2014	2013
Grade:
Pass	$266,445	$330,353	$1,018	$1,081	$267,463	$331,434
Special mention	638	437	—	—	638	437
Substandard	1,651	2,577	—	3,931	1,651	6,508
Total	$268,734	$333,367	$1,018	$5,012	$269,752	$338,379

Commercial Mortgages

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Grade:
Pass	$2,904	$7,154	$44,497	$46,961	$195,681	$254,787	$243,082	$308,902
Special mention	—	—	533	4,799	4,868	9,034	5,401	13,833
Substandard	1,297	6,616	8,138	13,067	13,573	14,691	23,008	34,374
Total	$4,201	$13,770	$53,168	$64,827	$214,122	$278,512	$271,491	$357,109

Commercial Business Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial
(In thousands)	2014	2013	2014	2013	2014	2013
Grade:
Pass	$—	$3,130	$45,757	$59,615	$45,757	$62,745
Special mention	—	—	1,723	2,396	1,723	2,396
Substandard	—	—	3,695	4,715	3,695	4,715
Total	$—	$3,130	$51,175	$66,726	$51,175	$69,856

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2014	2013	2014	2013	2014	2013
Performing	$65,368	$73,552	$102,182	$170,275	$167,550	$243,827
Nonperforming	583	602	1,169	1,559	1,752	2,161
Total	$65,951	$74,154	$103,351	$171,834	$169,302	$245,988

The following table summarizes information about total loans rated Special Mention or lower.  The table below includes consumer loans that are Special Mention and Substandard accruing that are classified in the above table as performing based on payment activity.

	December 31, 2014			December 31, 2013
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$14,778	$6,927	$21,705	$18,472	$8,983	$27,455
Substandard Accruing	66,995	23,839	90,834	70,667	38,891	109,558
Total Classified	81,773	30,766	112,539	89,139	47,874	137,013
Special Mention	9,113	8,800	17,913	10,081	17,853	27,934
Total Criticized	$90,886	$39,566	$130,452	$99,220	$65,727	$164,947

Notes to consolidated financial statements

NOTE 8.                                              PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2014	2013	Estimated Useful Life

Land	$10,638	$10,177	N/A
Buildings and improvements	75,984	69,873	5 - 39 years
Furniture and equipment	31,893	24,865	3 - 7 years
Construction in process	1,191	4,336
Premises and equipment, gross	119,706	109,251
Accumulated depreciation and amortization	(32,427)	(24,792)

Premises and equipment, net	$87,279	$84,459

Depreciation and amortization expense for the years 2014, 2013, and 2012 amounted to $8.3 million, $7.1 million, and $6.0 million, respectively.

NOTE 9.                                              GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below.  The Company completed one acquisition during 2014.  In accordance with applicable accounting guidance, we allocated the amount paid to the fair value of the net assets acquired, with any excess amounts recorded as goodwill.  There were no acquisitions during 2013.

The increase in goodwill in 2014 and 2013 is as follows:

(In thousands)	2014	2013
Balance, beginning of the period	$256,871	$255,199
Goodwill aquired:
New York Branch Acquisition	7,871	—
Beacon Federal Bancorp, Inc. (1)	—	1,672
Balance, end of the period	$264,742	$256,871

(1)	Goodwill related to the acquisition of Beacon was adjusted due to the subsequent recognition of certain identifiable liabilities that had not been recognized as part of the original accounting.

Year-end goodwill relates to the following reporting units:

(In thousands)	2014	2013

Banking	$241,566	$233,695
Insurance	23,176	23,176
Total	$264,742	$256,871

The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded on goodwill for 2014 and 2013.

Notes to consolidated financial statements

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2014
Non-maturity deposits	$34,053	$(25,656)	$8,397
Insurance contracts	7,558	(6,094)	1,464
All other intangible assets	3,894	(2,227)	1,667
Total	$45,505	$(33,977)	$11,528

December 31, 2013
Non-maturity deposits	$31,503	$(22,106)	$9,397
Insurance contracts	7,558	(5,320)	2,238
All other intangible assets	3,894	(1,738)	2,156
Total	$42,955	$(29,164)	$13,791

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from eight to eleven years. Amortization expense related to intangible assets totaled $4.8 million in 2014, $5.3 million in 2013, and $5.3 million in 2012.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2014 is as follows: 2015- $3.3 million; 2016- $2.7 million; 2017- $1.7 million; 2018- $1.3 million; 2019- $1.0 million and thereafter- $1.5 million.

For the years 2014, 2013, and 2012, no impairment charges were identified for the Company’s intangible assets.

NOTE 10.                                       OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2014	2013

Capitalized mortgage servicing rights	$3,757	$4,112
Accrued interest receivable	17,274	15,070
Investment in tax credits	9,045	5,771
Prepaid FDIC insurance	746	739
Accrued federal and state tax receivable	5,055	5,343
Derivative assets	12,443	8,318
Assets held for sale	1,280	3,969
Other	11,490	10,687
Total other assets	$61,090	$54,009

The Bank has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Mortgage loans sold and serviced for others amounted to $625.4 million, $641.2 million, and $603.7 million at year-end 2014, 2013, and 2012, respectively.  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in

Notes to consolidated financial statements

mortgage interest rates.  Contractually specified servicing fees were $1.5 million, $1.5 million, and $2.8 million for the years 2014, 2013, and 2012, respectively, and included as a component of loan related fees within non-interest income.  The significant assumptions used in the valuation at year-end 2014 included a weighted average discount rate of 10.4% and pre-payment speed assumptions ranging from 7.83% to 19.00%.

Mortgage servicing rights activity was as follows:

(In thousands)	2014	2013

Balance at beginning of year	$4,112	$3,198
Additions	680	1,056
Amortization	(1,035)	(915)
Allowance Adjustment	—	773
Balance at end of year	$3,757	$4,112

NOTE 11.                                       DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2014	2013
Maturity date:
Within 1 year	$858,200	$530,781
Over 1 year to 2 years	404,445	282,370
Over 2 years to 3 years	112,624	104,550
Over 3 years to 4 years	45,212	48,052
Over 4 years to 5 years	27,923	27,884
Over 5 years	7,342	8,011
Total	$1,455,746	$1,001,648
Account balances:
Less than $100,000	$515,570	$490,902
$100,000 or more	940,176	510,746
Total	$1,455,746	$1,001,648

Included in time deposits are brokered deposits of $379.6 million and $23.4 million at December 31, 2014 and December 31, 2013, respectively.  Also included are certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS) network of $24.8 million at December 31, 2014.  There were no CDARS deposits at December 31, 2013. Included in money market deposits presented on the consolidated balance sheet are reciprocal deposits of $9.4 million at December 31, 2014. There were no reciprocal deposits at December 31, 2013.

Notes to consolidated financial statements

NOTE 12.                                       BORROWED FUNDS

Borrowed funds at December 31, 2014 and 2013 are summarized, as follows:

	2014		2013
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$890,900	0.24%	$862,510	0.22%
Other Borrowings	10,000	1.80	10,000	1.92
Total short-term borrowings:	900,900	0.23	872,510	0.24
Long-term borrowings:
Advances from the FHLBB	61,676	0.93	101,918	1.23
Subordinated notes	74,283	7.00	74,215	7.00
Junior subordinated notes	15,464	2.08	15,464	2.09
Total long-term borrowings:	151,423	4.03	191,597	3.53
Total	$1,052,323	0.79%	$1,064,107	0.83%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the period ended December 31, 2014 and December 31, 2013. The Company is in compliance with all debt covenants as of December 31, 2014.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the period ended December 31, 2014 and December 31, 2013.

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at December 31, 2014 include callable advances totaling $5.0 million, and amortizing advances totaling $5.1 million.  The advances outstanding at December 31, 2013 include callable advances totaling $5.0 million, and amortizing advances totaling $5.5 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

Notes to consolidated financial statements

A summary of maturities of FHLBB advances at year-end 2014 and 2013 is as follows:

	2014		2013
		Weighted		Weighted
(In thousands)	Amount	Average Rate	Amount	Average Rate

Fixed rate advances maturing:
2015	$940,900	0.24%	$882,525	0.28%
2016	1,519	0.88	—	—
2017	5,000	4.33	1,583	0.79
2018	—	0.00	5,000	4.33
2019 and beyond	5,157	3.85	5,320	3.83
Total fixed rate advances	952,576	0.28	894,428	0.35

Variable rate advances maturing:
2015	—	0.00	10,000	0.32
2016	—	0.00	20,000	0.30
2017	—	0.00	10,000	0.30
2018	—	0.00	—	0.00
2019 and beyond	—	0.00	30,000	0.30
Total variable rate advances	—	0.00	70,000	0.30

Total FHLBB advances	$952,576	0.28%	$964,428	0.32%

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years.  After ten years, the notes become callable and convert to an interest rate of three month LIBOR plus 5.113%.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.08% and 2.09% at December 31, 2014 and December 31, 2013, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

Notes to consolidated financial statements

NOTE 13.                                       OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2014	2013

Derivative liabilities	$18,259	$11,964
Capital lease obligation	12,224	12,457
Liabilities held for sale	—	24,834
Due to broker	22,438	—
Other	32,821	32,846
Total other liabilities	$85,742	$82,101

NOTE 14.                                       EMPLOYEE BENEFIT PLANS

Pension Plans

The Company maintains a legacy employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2014, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

Notes to consolidated financial statements

Information regarding the pension plan at December 31, 2014 and 2013 is as follows:

(In thousands)	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,666	$6,363
Interest cost	271	250
Actuarial loss/gain	1,607	(504)
Benefits paid	(334)	(356)
Settlements	(17)	(87)
Projected benefit obligation at end of year	7,193	5,666
Accumulated beenfit obligation	7,193	5,666

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	5,520	4,595
Actual return on plan assets	331	883
Contributions by employer	256	485
Benefits paid	(334)	(356)
Settlements	(17)	(87)
Fair value of plan assets at end of year	5,756	5,520

Underfunded status	$1,437	$146

Amounts Recognized in Consolidated Balance Sheet

Other Liabilities	$(1,437)	$(146)

Net periodic pension cost is comprised of the following for the years ended December 31, 2014 and 2013:

(In thousands)	2014	2013
Interest Cost	$271	$250
Expected return on plan assets	(437)	(367)
Amortization of unrecognized actuarial loss	—	101
Net periodic pension costs	$(166)	$(16)

Notes to consolidated financial statements

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income during 2014 and 2013 are as follows:

(In thousands)	2014	2013
Amortization of actuarial loss	$—	$(101)
Actuarial loss (gain)	1,713	(1,019)
Total loss (gain) recognized in accumulated other comprehensive income	1,713	(1,120)
Total loss (gain) recognized in net periodic pension cost recognized and other comprehensive income	$1,547	$(1,136)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are a net loss of $2.0 million and $321 thousand in 2014 and 2013, respectively.

The Company expects to make cash contributions of $245 thousand to the pension trust during the 2014 fiscal year.

The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $176 thousand.

The principal actuarial assumptions used at December 31, 2014 and 2013 were as follows:

	2014	2013
Projected benefit obligation
Discount rate	3.820%	4.950%
Net periodic pension cost
Discount rate	4.950%	4.050%
Long term rate of return on plan assets	8.000%	8.000%

The discount rate that is used in the measurement of the pension obligation is determined by comparing the expected future retirement payment cash flows of the pension plan to the Citigroup Above Median Double-A Curve as of the measurement date. The expected long-term rate of return on Plan assets reflects long-term earnings expectations on existing Plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by Plan assets in the fund and the rates of return expected to be available for reinvestment. The rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations.

The Company’s overall investment strategy with respect to the Plan’s assets is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s targeted asset allocation is 65% equity securities via investment in the Long-Term Growth - Equity Portfolio (‘LTGE’), 34% intermediate-term investment grade bonds via investment in the Long-Term Growth - Fixed-Income Portfolio (‘LTGFI’), and 1% in cash equivalents portfolio (for liquidity). Equity securities include investments in a diverse mix of equity funds to gain exposure in the US and international markets. The fixed income portion of the Plan assets is a diversified portfolio that primarily invests in intermediate-term bond funds. The overall rate of return is based on the historical performance of the assets applied against the Plan’s target allocation, and is adjusted for the long-term inflation rate.

Notes to consolidated financial statements

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

The fair values of the Plan’s assets by asset category and level within the fair value hierarchy are as follows at December 31, 2014:

Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,847	$—	$1,847
Small-Cap	488	—	488
International	461	—	461
Equity Trusts	926	—	926
Large-Cap
Fixed Income Trusts	1,822	—	1,822
Fixed Income Mutual Funds	212	99	113
Total	$5,756	$99	$5,657

The fair values of the Plan’s assets by asset category and level within the fair value hierarchy are as follows at December 31, 2013:

Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,515	$1,515	$—
Small-Cap	792	792	—
International	637	637	—
Equity Trusts
Large-Cap	1,015	—	1,015
Fixed Income Trusts	1,030	—	1,030
Fixed Income Mutual Funds	531	531	—
Total	$5,520	$3,475	$2,045

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2014 or 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated benefit payments under the Company’s pension plans over the next ten years at December 31, 2014 are as follows:

Year	Payments (In thousands)
2015	377
2016	376
2017	378
2018	374
2019	419
2020 - 2024	2,051

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

The Company also has an executive long-term care (“LTC”) postretirement benefit plan which started August 1, 2014.  The LTC plan reimburses executives for certain costs in the event of a future chronic illness. Funding of the plan comes from Company paid insurance policies or direct payments.  At plan’s inception, a $558 thousand benefit obligation was recorded against equity representing the prior service cost of plan participants.

Information regarding the postretirement plan at December 31, 2014 and 2013 is as follows:

(In thousands)	2014	2013
Change in accumulated post retirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$996	$1,184
Prior service cost of long-term care plan particpants	558	—
Service Cost	12	—
Interest cost	48	37
Participant contributions	44	40
Actuarial loss/ (gain)	26	(187)
Benefits paid	(80)	(78)
Amendments	—	—
Accumulated postretirement benefit obligation at end of year	$1,604	$996

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	36	38
Contributions by participant	44	40
Benefits paid	(80)	(78)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized in Consolidated Balance Sheet

Other Liabilities	$(1,604)	$(996)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic postretirement cost is comprised of the following for the year ended December 31, 2014 and 2013:

(In thousands)	2014	2013
Service cost	$12	$—
Interest costs	48	37
Amortization of net prior service credit	(11)	(34)
Amortization of net actuarial loss	—	7
Net periodic postretirement costs	$49	$10

Changes in benefit obligations recognized in accumulated other comprehensive income during 2014 and 2013 are as follows:

(In thousands)	2014	2013
Amortization of actuarial loss	$—	$(9)
Amortization of prior service credit	11	34
Net actuarial (gain) loss	27	(187)
Total recognized in accumulated other comprehensive income	38	(162)
Accrued postretirement liability recognized	$1,347	$1,333

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

(In thousands)	2014	2013
Net prior service cost (credit)	$231	$(338)
Net actuarial (gain) loss	27	1
Total recognized in accumulated other comprehensive income	258	(337)

The amount expected to be amortized from other comprehensive income into net periodic postretirement cost over the next fiscal year is $22 thousand.

The discount rates used in the measurement of the postretirement medical and LTC plan obligations are determined by comparing the expected future retirement payment cash flows of the plans to the Citigroup Above Median Double-A Curve as of the measurement date.

The assumed discount rates on a weighted-average basis were 3.75% and 4.00% as of December 31, 2014 and December 31, 2013, respectively. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit medical obligation is expected to be 7.50% for 2015, and is gradually expected to decrease to 6.38% by 2019. This assumption may have a significant effect on the amounts reported.  However, as noted above, increases in premium levels are the financial responsibility of the plan beneficiary.  Thus an increase or decrease in 1% of the health care cost trend rates utilized would have had an immaterial effect on the service and interest cost as well as the accumulated post-retirement benefit obligation for the postretirement plan as of December 31, 2014.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to contribute $88 thousand to the postretirement benefit plans during the next fiscal year. This amount is equal to the expected benefit payments in this unfunded plan.

Estimated benefit payments under the postretirement benefit plan over the next ten years at December 31, 2014 are as follows:

Year	Payments (In thousands)
2015	88
2016	88
2017	88
2018	98
2019	97
2020 - 2024	503

401(k) Plan

The Company provides a 401(k) Plan in which most employees participate. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $3.0 million in 2014, $2.9 million in 2013, and $2.5 million in 2012.

Employee Stock Ownership Plan (“ESOP”)

As part of the acquisition of Beacon during 2012, along with two acquisitions during 2011, the Company acquired ESOP plans that were frozen and terminated prior to the completion of those transactions. On the acquisition dates, all amounts in the plans were vested and the loans under the plans were repaid from the sale proceeds of unallocated shares.

Other Plans

The Company maintains a supplemental executive retirement plan (“SERP”) for a few select executives. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. Some of these SERPs were assumed in connection with the Beacon acquisition in 2012. At year-end 2014 and 2013, the accrued liability for these SERPs were $4.6 million and $4.2 million, respectively. SERP expense was $583 thousand in 2014, $453 thousand in 2013, and $373 thousand in 2012, and is recognized over the required service period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                                       INCOME TAXES

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2014, 2013, and 2012 were, as follows:

(In thousands)	2014	2013	2012

Current:
Federal tax expense	$294	$5,124	$2,298
State tax expense	305	2,171	1,278
Total current expense	599	7,295	3,576
Deferred:
Federal tax expense	8,685	9,445	9,247
State tax expense	2,509	2,115	912
Total deferred tax expense	11,194	11,560	10,159
Decrease in valuation allowance	(30)	(1,751)	(136)
Total income tax expense	$11,763	$17,104	$13,599

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate

Statutory tax rate	$15,928	35.0%	$20,387	35.0%	$16,375	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1,810	4.0	2,760	4.7	1,715	3.7
Tax exempt income - investments, net	(2,796)	(6.1)	(2,211)	(3.8)	(2,187)	(4.7)
Bank-owned life insurance	(1,070)	(2.4)	(631)	(1.1)	(950)	(2.0)
Disallowed merger costs	206	0.5	—	—	523	1.1
Non-deductible goodwill on branch divestiture	—	—	—	—	419	0.9
Tax credits, net of basis reduction	(1,658)	(3.6)	(995)	(1.7)	(1,148)	(2.5)
Reduction in valuation allowance	—	—	(1,712)	(2.9)	(428)	(0.9)
Other, net	(657)	(1.5)	(494)	(0.9)	(720)	(1.5)

Effective tax rate	$11,763	25.9%	$17,104	29.3%	$13,599	29.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Liabilities and Assets

As of December 31, 2014 and 2013, significant components of the Company’s deferred tax asset and liabilities were, as follows:

(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$14,710	$14,391
Tax credit carryforwards	11,238	9,867
Net unrealized loss on swaps, securities available for sale, and pension in OCI	—	5,740
Employee benefit plans	6,103	5,331
Purchase accounting adjustments	7,126	18,350
Net operating loss and capital loss carryforwards	5,538	7,731
Other	2,134	2,256
Deferred tax assets, net before valuation allowances	46,849	63,666
Valuation allowance	(968)	(998)
Deferred tax assets, net of valuation allowances	$45,881	$62,668

Deferred tax liabilities:
Investments	$(773)	$(896)
Premises and equipment	(4,575)	(2,836)
Net unrealized gain on swaps, securities available for sale, and pension in OCI	(3,823)	—
Intangible amortization	(7,934)	(8,225)
Deferred tax liabilities	$(17,105)	$(11,957)
Deferred tax assets, net	$28,776	$50,711

The Company’s net deferred tax asset decreased by $21.9 million during 2014, reflecting an $11.2 million deferred tax expense and $10.8 million expense recognized as a decrease in shareholder’s equity.

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

Valuation Allowances

The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2014 and 2013 were, as follows:

(in thousands)	2014	2013
State net operating loss carry-forward, net of Federal tax benefit (of 35%)	$(739)	$(762)
State tax basis difference, net of Federal tax benefit (of 35%)	(229)	(236)
Valuation allowances	$(968)	$(998)

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

The state tax basis difference, net of Federal tax benefit was also originally recorded in 2012, due to management’s assessment that it is more likely than not that certain deferred tax assets recorded for the difference between the book basis and the state tax basis in certain tax credit limited partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments (LPs) will not be realized.  Management anticipates that the remaining excess state tax basis will be realized as a capital loss upon disposition, and that it is unlikely that the Company will have capital gains against which to offset such capital losses.

The valuation allowances as of December 31, 2014 are subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

Tax Attributes

At December 31, 2014, the Company has $13.3 million of federal US net operating loss carryforwards, $11.3 million of New York State net operating losses and $13.9 million of Connecticut net operating losses available that were obtained through acquisitions, the utilization of which are limited under Internal Revenue Code 382.  These net operating losses begin to expire in 2024. The related deferred tax asset is $5.5 million which is comprised of a federal deferred tax asset of $4.6 million and a state deferred tax asset of $0.9m. The state deferred tax asset reflects the impact of state apportionment and state statutory rates that are applied to the state net operating losses. We believe that it is more likely than not that the benefits of the Connecticut net operating loss carryforwards will not be realized and, accordingly, we have recorded a valuation allowance of $0.7 million as of December 31, 2014. In addition, the Company has general business tax credit carryforwards of $7.5 million available that expire beginning in 2027, and alternative minimum tax credit carryforwards of $3.8 million with no expiration date. The Company anticipates utilizing these carryforwards prior to their expirations.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012:

(In thousands)	2014	2013	2012

Unrecognized tax benefits at January 1	$477	$492	$774
Increase in gross amounts of tax positions related to prior years	55	321	173
Decrease in gross amounts of tax positions related to prior years	—	(150)	(140)
Decrease due to settlement with taxing authority	—	(186)	(240)
Increase in gross amounts of tax positions related to current year	93	—	50
Decrease due to lapse in statute of limitations	(72)	—	(125)
Unrecognized tax benefits at December 31	$553	$477	$492

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.  The Company does not expect any significant changes in unrecognized tax benefits during the next twelve months.

All of the Company’s unrecognized tax benefits, if recognized, would be recorded as a component of income tax expense, therefore, affecting the effective tax rate.  The Company recognizes interest and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

penalties, if any, related to the liability for uncertain tax positions as a component in income tax expense.  The accrual for interest and penalties was not material in all years.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  In the normal course of business, the Company is subject to U.S. federal, state and local income tax examinations by tax authorities.  The Company is no longer subject to examination for tax years prior to 2010 including any related income tax filings from its recent acquisitions.  The Company is currently under audit in the state of New York for tax years 2010-2012.

NOTE 16.                                       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2014, the Company held derivatives with a total notional amount of $1 billion.  That amount included $300 million in forward starting interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $695.1 million and $39.6 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings.  Economic hedges included interest rate swaps totaling $606.9 million, risk participation agreements with dealer banks of $45.8 million, and $42.4 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2014.

The Company pledged collateral to derivative counterparties in the form of cash totaling $3.4 million and securities with an amortized cost of $22.8 million and a fair value of $23.1 million at year-end 2014. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2014 follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
December 31, 2014	Amount	Maturity	Received	Contract pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	300,000	4.3	—	2.29%	(3,299)
Total cash flow hedges	300,000				(3,299)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,554	14.9	0.52%	5.09%	(2,578)
Interest rate swaps on loans with commercial loan customers	297,158	6.0	2.23%	4.54%	(12,183)
Reverse interest rate swaps on loans with commercial loan customers	297,158	6.0	4.54%	2.23%	12,221
Risk participation agreements with dealer banks	45,842	16.6			(91)
Forward sale commitments	42,366	0.2			(510)
Total economic hedges	695,078				(3,141)

Non-hedging derivatives:
Interest rate lock commitments	39,589	0.2			625
Total non-hedging derivatives	39,589				625

Total	$1,034,667				$(5,815)

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2013 follows:

		Weighted			Estimated
	Notional	Average	Weighted Average Rate		Fair Value
December 31, 2013	Amount	Maturity	Received	Contract pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$150,000	2.5	0.25%	2.61%	$(3,102)
Forward-starting interest rate swaps on FHLBB borrowings	260,000	4.5	—	1.88%	1,015
Interest rate swaps on junior subordinated notes	15,000	0.4	2.09%	5.54%	(203)
Total cash flow hedges	425,000				(2,290)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	13,095	15.9	0.54%	5.09%	(1,889)
Interest rate swaps on loans with commercial loan customers	206,933	5.4	2.44%	4.68%	(6,278)
Reverse interest rate swaps on loans with commercial loan customers	206,933	5.4	4.68%	2.44%	6,286
Forward sale commitments	32,911	0.2			261
Total economic hedges	459,872				(1,620)

Non-hedging derivatives:
Interest rate lock commitments	20,199	0.2			258
Total non-hedging derivatives	20,199				258

Total	$905,071				$(3,652)

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

The Company has entered into six forward-starting interest rate swaps contracts with a combined notional value of $300.0 million as of year-end 2014. The six forward-starting swaps become effective in 2016 having durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2014	2013

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(6,405)	$11,783

Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	—	(3,620)

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest expense for termination of swaps	8,630	943

Reclassification of unrealized deferred tax (benefit) from accumulated other comprehensive loss to tax expense for terminated swaps	(3,611)	(489)

Net tax benefit (expense) on items recognized in accumulated other comprehensive loss	2,583	(3,276)

Interest rate swaps on junior subordinated notes:
Unrealized (loss) recognized in accumulated other comprehensive loss	(1)	(18)

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	204	519

Net tax expense on items recognized in accumulated other comprehensive loss	(80)	(197)
Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$1,320	$5,645

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$—	$4,374
Net interest expense recognized in interest expense on junior subordinated notes	$204	$519

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the year-ended December 31, 2014 and 2013.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company does not anticipate any such reclassifications.

As a result of the branch acquisition, in the first quarter of 2014, the Company initiated and subsequently terminated all of its interest rate swaps, with various institutions, associated with FHLB advances with 3-

Notes to consolidated financial statements

month LIBOR based floating interest rates with an aggregate notional amount of $30 million, all of its interest rate swaps associated with 90 day rolling FHLB advances issued using the FHLB’s 3-month fixed interest rate with an aggregate notional amount of $145 million and all of its forward-starting interest rate swaps associated with 90 day rolling FHLB advances issued using the FHLB’s 3-month fixed interest rate with an aggregate notional amount of $235 million. In the first quarter of 2014, the Company elected to extinguish $215 million of FHLB advances related to the terminated swaps. As a result the Company reclassified $8.6 million of losses from the effective portion of the unrealized changes in the fair value of the terminated derivatives from other comprehensive income to non-interest income as the forecasted transactions to the related FHLB advances will not occur.

Economic hedges

As of December 31, 2014 the Company has an interest rate swap with a $12.6 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $37.3 thousand at year-end 2014.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company has risk participation agreements with dealer banks. Risk participation agreements occur when the Company participates on a loan and a swap where another bank is the lead.  The Company gets paid a fee to take on the risk associated with having to make the lead bank whole on Berkshire’s portion of the pro-rated swap should the borrower default.

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

Notes to consolidated financial statements

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

Notes to consolidated financial statements

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2014	2013

Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss) gain recognized in other non-interest income	$(1,333)	$972

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	(4,514)	(6,004)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	4,514	6,004

Favorable change in credit valuation adjustment recognized in other non-interest income	20	450

Risk Participation Agreements:

Unrealized loss recognized in other non-interest income	(91)	—

Forward Commitments:

Unrealized (loss) gain recognized in other non-interest income	(510)	261
Realized (loss) gain in other non-interest income	(1,494)	7,501

Non-hedging derivatives
Interest rate lock commitments:
Unrealized gain recognized in other non-interest income	625	258
Realized gain (loss) in other non-interest income	$3,938	$(2,467)

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its commercial banking counterparties totaling $12.3 million and $7.8 million as of December 31, 2014 and December 31, 2013, respectively.  The Company had net liability positions with its financial institution counterparties totaling $18.2 million and $11.2 million as of December 31, 2014 and December 31, 2013, respectively.  At December 31, 2014, the Company also had a net liability position of $0.1 million with its commercial banking counterparties as compared to $720 thousand liability at

Notes to consolidated financial statements

December 31, 2013.  The collateral posted by the Company that covered liability positions was $18.2 million and $11.2 million as of December 31, 2014 and December 31, 2013, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets

			Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$23	$—	$23	$—	$—	$23
Commercial counterparties	12,270	—	12,270	—	—	12,270
Total	$12,293	$—	$12,293	$—	$—	$12,293

Offsetting of Financial Liabilities and Derivative Liaibilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$(18,232)	$58	$(18,174)	$14,984	$3,190	$—
Commercial counterparties	(50)	—	(50)	—	—	(50)
Total	$(18,282)	$58	$(18,224)	$14,984	$3,190	$(50)

Offsetting of Financial Assets and Derivative Assets

Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$—	$—	$—	$—	$—	$—
Commercial counterparties	7,799	—	7,799	—	—	7,799
Total	$7,799	$—	$7,799	$—	$—	$7,799

Offsetting of Financial Liabilities and Derivative Liaibilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in the Statements
	Amounts of	Offset in the	Presented in the	of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2013
Interest Rate Swap Agreements:
Institutional counterparties	$(13,157)	$1,913	$(11,244)	$9,544	$1,700	$—
Commercial counterparties	(720)	—	(720)	—	—	(720)
Total	$(13,877)	$1,913	$(11,964)	$9,544	$1,700	$(720)

Notes to consolidated financial statements

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

A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at year-end:

(In thousands)	2014	2013

Commitments to originate new loans	$67,817	$129,699
Unused funds on commercial and other lines of credit	514,179	523,090
Unadvanced funds on home equity lines of credit	225,731	226,330
Unadvanced funds on construction and real estate loans	183,301	158,131
Standby letters of credit	12,462	14,996
Lease obligation	12,206	12,448
Total	$1,015,696	$1,064,694

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2014.

Operating Lease Commitments. Future minimum rental payments required under operating leases at year-end 2014 are as follows: 2015 — $7.2 million; 2016 — $5.1 million; 2017 — $4.4 million; 2018 - $3.6 million; 2019- $2.8 million; and all years thereafter — $27.0 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2014, 2013, and 2012 amounted to $7.2 million, $5.7 million, and $4.7 million, respectively.

Lease Obligations. Future obligations required under the capital lease at year-end 2014 are $751 thousand in 2015; $715 thousand in 2016; $680 thousand in 2017; $647 thousand in 2018; $646 thousand in 2019 and $6.8 million all years thereafter.  Amortization under the capital lease is included with premises and equipment depreciation and amortization expense.

Notes to consolidated financial statements

Future obligations required under the financing lease at year-end 2014 are $80 thousand in 2015; $80 thousand in 2016; $81 thousand in 2017; $86 thousand in 2018; $86 thousand in 2019; and $1.7 million all years thereafter.  Amortization under the financing lease is included with premises and equipment depreciation and amortization expense.

Employment and Change in Control Agreements. The Company and the Bank have entered into a three-year employment agreement with one senior executive.  The Company and the Bank also have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at year-end 2014 will have no material effect on the Company’s financial statements.

NOTE 18.             STOCKHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

Minimum Regulatory Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if imposed, could have a direct material impact on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2014 and 2013, the Bank met the capital adequacy requirements.  As required starting in 2014, the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

As of year-end 2014 and 2013, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. As of year-end 2014, the Company met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

Notes to consolidated financial statements

The Company and Bank’s actual and required capital amounts were as follows:

					Minimum to be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
Company (Consolidated)
Total capital to risk-weighted assets	$542,608	11.38	$381,463	8.00%	$476,829	10.00%
Tier 1 capital to risk-weighted assets	430,374	9.03	190,731	4.00	286,097	6.00
Tier 1 capital to average assets	430,374	7.01	245,558	4.00	306,947	5.00
Bank
Total capital to risk-weighted assets	$513,368	10.78	$380,959	8.00	$476,199	10.00%
Tier 1 capital to risk-weighted assets	440,420	9.25	190,479	4.00	285,719	6.00
Tier 1 capital to average assets	440,420	7.18	245,494	4.00	306,867	5.00
December 31, 2013
Company (Consolidated)
Total capital to risk-weighted assets	N/A	N/A	N/A	8.00%	N/A	10.00%
Tier 1 capital to risk-weighted assets	N/A	N/A	N/A	4.00	N/A	6.00
Tier 1 capital to average assets	N/A	N/A	N/A	4.00	N/A	5.00
Bank
Total capital to risk-weighted assets	$486,075	11.62%	$334,555	8.00%	$418,193	10.00%
Tier 1 capital to risk-weighted assets	416,803	9.97	167,277	4.00	250,916	6.00
Tier 1 capital to average assets	416,803	7.99	208,685	4.00	260,857	5.00

A reconciliation of the Company’s year-end total stockholders’ equity to the Company’s regulatory capital is as follows:

(In thousands)	2014	2013
Total stockholders’ equity per consolidated financial statements	$709,287	N/A
Adjustments for Bank Tier 1 Capital:
Net unrealized loss (gain) on available for sale securities	(9,916)	N/A
Net unrealized loss on cash flow hedges	3,338	N/A
Qualifying restricted core capital elements	15,000	N/A
Disallowed goodwill and other intangible assets	(276,270)	N/A
Disallowed deferred taxes	(11,065)	N/A
Total Bank Tier 1 Capital	430,374	N/A
Adjustments for total capital:
Qualifying subordinated debt	74,283	N/A
Includible allowances for loan losses	35,722	N/A
Net unrealized loss on available for sale securities includible in Tier 2 capital	2,229	N/A
Total Bank capital per regulatory reporting	$542,608	N/A

Notes to consolidated financial statements

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

(In thousands)	2014	2013
Total stockholders’ equity per consolidated financial statements	$709,287	$678,062
Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	1,868	(3,764)
Net unrealized loss (gain) on available for sale securities	(9,912)	5,749
Net unrealized loss on cash flow hedges	3,338	3,158
Disallowed goodwill and other intangible assets	(251,748)	(245,405)
Disallowed deferred taxes	(12,413)	(20,997)
Total Bank Tier 1 Capital	440,420	416,803
Adjustments for total capital:
Qualifying subordinated debt	35,000	35,000
Includible allowances for loan losses	35,722	33,383
Net unrealized loss on available for sale securities includible in Tier 2 capital	2,226	889
Total Bank capital per regulatory reporting	$513,368	$486,075

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

Notes to consolidated financial statements

Accumulated other comprehensive loss

Year-end components of accumulated other comprehensive income/(loss) are as follows:

(In thousands)	2014	2013
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding gain (loss) on AFS securities	$15,993	$(9,294)
Net loss on effective cash flow hedging derivatives	(3,299)	(2,289)
Net loss on terminated swap	—	(3,237)
Net unrealized holding (loss) gain on pension plans	(2,291)	17

Income taxes related to items of accumulated other comprehensive income/(loss):
Net unrealized holding (loss) gain on AFS securities	(6,077)	3,518
Net loss on effective cash flow hedging derivatives	1,330	923
Net loss on terminated swap	—	1,312
Net unrealized holding gain (loss) on pension plans	923	(7)
Accumulated other comprehensive income/(loss)	$6,579	$(9,057)

Notes to consolidated financial statements

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2014
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$25,769	$(9,791)	$15,978
Less: reclassification adjustment for (gains) realized in net income	(482)	196	(286)
Net unrealized holding gain on AFS securities	25,287	(9,595)	15,692

Net loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(6,403)	2,608	(3,795)
Less: reclassification adjustment for losses realized in net income	5,393	(2,201)	3,192
Net loss on cash flow hedging derivatives	(1,010)	407	(603)

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	3,237	(1,312)	1,925
Net loss on terminated swap	3,237	(1,312)	1,925

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(2,308)	930	(1,378)
Less: reclassification adjustment for (gains) losses realized in net income	—	—	—
Net unrealized holding loss on pension plans	(2,308)	930	(1,378)
Other Comprehensive Income	$25,206	$(9,570)	$15,636

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2013
Net unrealized holding loss on AFS securities:
Net unrealized (loss) arising during the period	$(15,254)	$5,604	$(9,650)
Less: reclassification adjustment for (gains) realized in net income	(4,758)	1,920	(2,838)
Net unrealized holding loss on AFS securities	(20,012)	7,524	(12,488)

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	5,046	(2,014)	3,032
Less: reclassification adjustment for losses realized in net income	3,620	(1,460)	2,160
Net gain on cash flow hedging derivatives	8,666	(3,474)	5,192

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	942	(489)	453
Net loss on terminated swap	942	(489)	453

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	1,282	(517)	765
Less: reclassification adjustment for (gains) losses realized in net income	—	—	—
Net unrealized holding gain on pension plans	1,282	(517)	765
Other Comprehensive Income	$(9,122)	$3,044	$(6,078)

Notes to consolidated financial statements

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2012
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$5,861	$(2,246)	$3,615
Less: reclassification adjustment for (gains) realized in net income	(1,442)	579	(863)
Net unrealized holding gain on AFS securities	4,419	(1,667)	2,752

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	(5,653)	2,129	(3,524)
Less: reclassification adjustment for losses realized in net income	3,581	(1,441)	2,140
Net loss on cash flow hedging derivatives	(2,072)	688	(1,384)

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	942	(324)	618
Net loss on terminated swap	942	(324)	618

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(136)	56	(80)
Less: reclassification adjustment for (gains) losses realized in net income	—	—	—
Net unrealized holding loss on pension plans	(136)	56	(80)
Other Comprehensive Income	$3,153	$(1,247)	$1,906

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the years ended December 31, 2014, 2013, and 2012:

	Net unrealized	Net loss on	Net loss	Net unrealized
	holding gain (loss)	effective cash	on	holding gain (loss)
	on AFS	flow hedging	terminated	on
(in thousands)	Securities	derivatives	swap	pension plans	Total
Year Ended December 31, 2014
Balance at Beginning of Year	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)
Other Comprehensive Gain (Loss) before reclassifications	15,978	(3,795)	—	(1,378)	10,805
Amounts Reclassified from Accumulated other comprehensive income	(286)	3,192	1,925	—	4,831
Total Other Comprehensive Income	15,692	(603)	1,925	(1,378)	15,636
Balance at End of Period	$9,916	$(1,969)	$0	$(1,368)	$6,579

Year Ended December 31, 2013
Balance at Beginning of Year	$6,712	$(6,558)	$(2,378)	$(755)	$(2,979)
Other Comprehensive (Loss) Gain before reclassifications	(9,650)	3,032	—	765	(5,853)
Amounts Reclassified from Accumulated other comprehensive income	(2,838)	2,160	453	—	(225)
Total Other Comprehensive Loss	(12,488)	5,192	453	765	(6,078)
Balance at End of Period	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)

Year Ended December 31, 2012
Balance at Beginning of Year	$3,960	$(5,174)	$(2,996)	$(675)	$(4,885)
Other Comprehensive Gain (Loss) Before reclassifications	3,615	(3,524)	—	(80)	11
Amounts Reclassified from Accumulated other comprehensive income	(863)	2,140	618	—	1,895
Total Other Comprehensive Income	2,752	(1,384)	618	(80)	1,906
Balance at End of Period	$6,712	$(6,558)	$(2,378)	$(755)	$(2,979)

Notes to consolidated financial statements

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012:

				Affected Line Item in the
	Years Ended Decemeber 31,			Statement Where Net Income
(in thousands)	2014	2013	2012	Is Presented
Realized (gains) on AFS securities:
	$(482)	$(4,758)	$(1,442)	Non-interest income
	196	1,920	579	Tax expense
	(286)	(2,838)	(863)

Realized losses on cash flow hedging derivatives:
	5,393	3,620	3,581	Interest income
	(2,201)	(1,460)	(1,441)	Tax expense
	3,192	2,160	2,140

Amortization of realized losses on terminated swap:
	3,237	942	942	Interest income
	(1,312)	(489)	(324)	Tax expense
	1,925	453	618
Total reclassifications for the period	$4,831	$(225)	$1,895

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

Earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

Notes to consolidated financial statements

	Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012

Net income from continuing operations	$33,744	$41,143	$33,825
Loss from discontinued operations before income taxes (including gain on disposal of $63 in 2012)	—	—	(261)
Income tax benefit	—	—	376
Net loss from discontinued operations	—	—	(637)
Net income	$33,744	$41,143	$33,188

Average number of common shares issued	26,525	26,525	24,081
Less: average number of treasury shares	1,386	1,424	1,626
Less: average number of unvested stock award shares	409	299	254
Average number of basic common shares outstanding	24,730	24,802	22,201
Plus: dilutive effect of unvested stock award shares	67	60	41
Plus: dilutive effect of stock options outstanding	57	103	87
Average number of diluted common shares outstanding	24,854	24,965	22,329

Basic earnings per share:
Continuing Operations	$1.36	$1.66	$1.52
Discontinued operations	—	—	(0.03)
Total basic earning per share	$1.36	$1.66	$1.49

Diluted earnings per share:
Continuing Operations	$1.36	$1.65	$1.52
Discontinued operations	—	—	(0.03)
Total diluted earnings per share	$1.36	$1.65	$1.49

For the year ended 2014, 225 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the year ended 2013, 338 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the year ended 2012, 600 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 19.                                       STOCK-BASED COMPENSATION PLANS

The 2013 Equity Incentive Plan (the “2013 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.03 million shares was authorized under the Plan.  Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted.  As of year-end 2014, the Company had the ability to grant approximately 961 thousand shares under this plan.

Notes to consolidated financial statements

The 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options to employees and directors. A total of 1.4 million shares was authorized under the Plan.  Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted.  As of year-end 2014, the Company had the ability to grant approximately 7 thousand shares under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2013	334	$23.26	442	$20.41
Granted	187	24.60	—	—
Stock options exercised	—	—	(90)	11.77
Stock awards vested	(88)	22.86	—	—
Forfeited	(9)	23.46	—	—
Expired	—	—	(70)	37.22
Balance, December 31, 2014	424	$24.33	282	$20.42
Exercisable options, December 31, 2014			282	$20.72

Stock Awards

The total compensation cost for stock awards recognized as expense was $3.8 million, $2.1 million, and $2.0 million, in the years 2014, 2013, and 2012, respectively. The total recognized tax benefit associated with this compensation cost was $1.5 million, $0.9 million, and $0.8 million, respectively.

The weighted average fair value of stock awards granted was $24.60, $24.49, and $23.76 in 2014, 2013, and 2012, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.

The total fair value of stock awards vested during 2014, 2013, and 2012 was $2.0 million, $1.9 million, and $1.4 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $6.1 million as of year-end 2014. This amount is expected to be recognized over a weighted average period of two years.

Option Awards

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2014, the weighted average remaining contractual term for options outstanding is four years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected

Notes to consolidated financial statements

dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company acquired options in the Beacon transaction in 2012 but did not grant additional options in 2014, 2013, or 2012.

The total intrinsic value of options exercised was $1.2 million, $2.9 million, and $2.7 million for the years 2014, 2013, and 2012, respectively.  The expense pertaining to options vesting in the years 2014, 2013, and 2012 was $41 thousand, $860 thousand, and $240 thousand, respectively.  The total recognized tax benefit associated with stock option expense for the years 2014, 2013 and 2012 were $16 thousand, $347 thousand, and $97 thousand, respectively.  There was no unrecognized stock-based compensation expense related to unvested stock options as of year-end 2014. The unrecognized stock-based compensation expense related to unvested stock options was $41 thousand as of year-end 2013.

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

Recurring Fair Value Measurements of Financial Instruments

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

Notes to consolidated financial statements

	December 31, 2014
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,909	$14,909
Available-for-sale securities:
Municipal bonds and obligations	—	133,699	—	133,699
Government guaranteed residential mortgage-backed securities	—	69,468	—	69,468
Government-sponsored residential mortgage-backed securities	—	760,184	—	760,184
Corporate bonds	—	54,151	—	54,151
Trust preferred securities	—	14,667	1,548	16,215
Other bonds and obligations	—	3,159	—	3,159
Marketable equity securities	53,806	358	778	54,942
Loans held for sale	—	19,493	—	19,493
Derivative assets	—	12,328	625	12,953
Derivative liabilities	417	18,259	93	18,769

	December 31, 2013
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,840	$14,840
Available-for-sale securities:
Municipal bonds and obligations	—	77,671	—	77,671
Government guaranteed residential mortgage-backed securities	—	78,771	—	78,771
Government-sponsored residential mortgage-backed securities	—	522,658	—	522,658
Corporate bonds	—	39,280	—	39,280
Trust preferred securities	—	15,372	1,239	16,611
Other bonds and obligations	—	3,084	—	3,084
Marketable equity securities	20,891	357	725	21,973
Loans held for sale	—	15,840	—	15,840
Derivative assets	242	7,799	277	8,318
Derivative liabilities	—	11,964	—	11,964

There were no transfers between Level 1, 2, and 3 during the years ended December 31, 2014 and 2013.

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

Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include most of the Company’s debt securities quoted on stock exchange prices. The pricing on Level 2 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among

Notes to consolidated financial statements

other things. The Company holds one pooled trust preferred security and one privately owned equity security. Both securities fair values are based on unobservable issuer-provided financial information and the pooled security also utilizes discounted cash flow models derived from the underlying structured pool, therefore both are classified as Level 3.

Loans held for sale. The Company elected the fair value option for all loans held for sale (HFS) that were originated on or after May 1, 2012.  Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
	Aggregate	Aggregate	Less Aggregate
December 31, 2014 (In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$19,493	$18,885	$608

			Aggregate Fair Value
	Aggregate	Aggregate	Less Aggregate
December 31, 2013 (In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$15,840	$15,641	$199

The changes in fair value of loans held for sale for years ended December 31, 2014 and 2013 were losses of $409 thousand and gains of $2.6 million, respectively.  The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of year-end 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Interest Rate Lock Commitments. The Company enters into IRLCs for residential mortgage loans intended for sale, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ultimately close, and by the non-refundable costs of originating the loan.  The closing ratio is derived from the Bank’s internal data and is adjusted using significant management judgment.  The costs to originate are primarily based on the Company’s internal commission rates that are not observable. As such, IRLCs are classified as Level 3 measurements.

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the IRLCs and loans held for sale.  To be announced (TBA) mortgage-backed securities forward commitment sales are used as hedging instruments, are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets.  The fair values of the Company’s best efforts and mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable. However, costs to originate and closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are considered factors that are not observable.  As such, best efforts and mandatory forward sale commitments are classified as Level 3 measurements.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2014 and 2013.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Balance as of December 31, 2012	$16,893	$885	$6,258	$(1,055)
Purchase of marketable equity security	—	770	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(1,539)	—	8,722	1,074
Unrealized gain included in accumulated other comprehensive loss	—	309	—	—
Paydown of trading security	(514)	—	—	—
Transfers to held for sale loans	—	—	(14,722)	—
Balance as of December 31, 2013	$14,840	$1,964	$258	$19
Purchase of marketable equity security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	610	—	3,804	(112)
Unrealized gain included in accumulated other comprehensive loss	—	362	—	—
Paydown of trading security	(541)	—	—	—
Transfers to held for sale loans	—	—	(3,437)	—
Balance as of December 31, 2014	$14,909	$2,326	$625	$(93)

Unrealized gains (losses) relating to instruments still held at December 31, 2014	$2,355	$(999)	$625	$(93)
Unrealized gains (losses) relating to instruments still held at December 31, 2013	$1,745	$(1,410)	$258	$19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2014 and 2013 are as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2014	Valuation Techniques	Unobservable Inputs	Value
Assets

Trading Security	$14,909	Discounted Cash Flow	Discount Rate	2.60%

Securities Available for Sale	2,326	Discounted Cash Flow	Discount Rate	13.74%
			Credit Spread	11.06%

Forward Commitments	(93)	Historical Trend	Closing Ratio	91.07%
		Pricing Model	Origination Costs, per loan	2,500

Interest Rate Lock Commitment	625	Historical Trend	Closing Ratio	91.07%
		Pricing Model	Origination Costs, per loan	2,500
Total	$17,767

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2013	Valuation Techniques	Unobservable Inputs	Value
Assets

Trading Security	$14,840	Discounted Cash Flow	Discount Rate	3.39%

Securities Available for Sale	1,964	Discounted Cash Flow	Discount Rate	13.17%
			Credit Spread	9.45%

Forward Commitments	19	Historical Trend	Closing Ratio	94.83%
		Pricing Model	Origination Costs, per loan	2,500

Interest Rate Lock Commitment	258	Historical Trend	Closing Ratio	94.83%
		Pricing Model	Origination Costs, per loan	2,500
Total	$17,081

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements.  There are no liabilities measured on a non-recurring basis.

	December 31, 2014	Year ended December 31, 2014
	Level 3	Total
(In thousands)	Inputs	Losses (Gains)
Assets
Impaired loans	$5,820	$278
Capitalized mortgage servicing rights	3,757	—
Other real estate owned	2,049	231

Total	$11,626	$509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013	Year ended December 31, 2013
	Level 3	Total
(In thousands)	Inputs	Losses
Assets
Impaired loans	$5,542	$(562)
Capitalized mortgage servicing rights	4,112	(773)
Other real estate owned	2,995	2

Total	$12,649	$(1,333)

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2014 and 2013 are as follows:

(in thousands)	December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets

Impaired loans	$5,820	Fair value of collateral	Loss severity	.31% to 38.7% (12.65%)
			Appraised value	$5 to $1,600.0 ($912.7)

Capitalized mortgage servicing rights	3,757	Discounted cash flow	Constant prepayment rate (CPR)	7.83% to 19.00% (9.92%)
			Discount rate	10.00% to 13.00% (10.43%)

Other real estate owned	2,049	Fair value of collateral	Appraised value	$57 to $700.0 ($462.6)
Total	$11,626

(a)         Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(in thousands)	December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets

Impaired loans	$5,542	Fair value of collateral	Loss severity	4.2% to 100.0% (57.41%)
			Appraised value	$0 to $900.0 ($505.4)

Capitalized mortgage servicing rights	4,112	Discounted cash flow	Constant prepayment rate (CPR)	6.96% to 15.97% (8.58%)
			Discount rate	10.00% to 13.00% (10.34%)

Other real estate owned	2,995	Fair value of collateral	Appraised value	$0 to $774.0 ($413.4)
Total Assets	$12,649

(a)   Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2014 and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2014
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$71,754	$71,754	$71,754	$—	$—
Trading security	14,909	14,909	—	—	14,909
Securities available for sale	1,091,818	1,091,818	53,806	1,035,686	2,326
Securities held to maturity	43,347	44,997	—	—	44,997
Restricted equity securities	55,720	55,720	—	55,720	—
Net loans	4,644,938	4,695,256	—	—	4,695,256
Loans held for sale	19,493	19,493	—	19,493	—
Accrued interest receivable	17,274	17,274	—	17,274	—
Cash surrender value of bank-owned life insurance policies	104,588	104,588	—	104,588	—
Derivative assets	12,953	12,953	—	12,328	625
Assets held for sale	1,280	1,280	—	1,280	—

Financial Liabilities

Total deposits	4,654,679	4,655,234	—	4,655,234	—
Short-term debt	900,900	900,983	—	900,983	—
Long-term Federal Home Loan Bank advances	61,676	63,283	—	63,283	—
Subordinated notes	89,747	93,441	—	93,441	—
Derivative liabilities	18,769	18,769	417	18,259	93
Liabilities held for sale	—	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$75,539	$75,539	$75,539	$—	$—
Trading security	14,840	14,840	—	—	14,840
Securities available for sale	760,048	760,048	20,891	737,193	1,964
Securities held to maturity	44,921	45,764	—	—	45,764
Restricted equity securities	50,282	50,282	—	50,282	—
Net loans	4,147,200	4,154,663	—	—	4,154,663
Loans held for sale	15,840	15,840	—	15,840	—
Accrued interest receivable	15,072	15,072	—	15,072	—
Cash surrender value of bank-owned life insurance policies	101,530	101,530	—	101,530	—
Derivative assets	8,318	8,318	242	7,799	277
Assets held for sale	3,969	3,969	—	3,969	—

Financial Liabilities

Total deposits	$3,848,529	$3,848,926	$—	$3,848,926	$—
Short-term debt	872,510	872,545	—	872,545	—
Long-term Federal Home Loan Bank advances	101,918	103,660	—	103,660	—
Subordinated notes	89,679	87,882	—	87,882	—
Derivative liabilities	11,964	11,964	—	11,964	—
Liabilities held for sale	24,834	24,834	—	24,834	—

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

Loans, net. The carrying value of the loans in the loan portfolio is based on their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, the unamortized balance of any deferred fees or costs on originated loans and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers. The fair value of the loans is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

Accrued interest receivable. Carrying value approximates fair value.

Deposits. The fair value of demand, non-interest bearing checking, savings and money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 21.                                       OPERATING SEGMENTS

The Company has two reportable operating segments, Banking and Insurance, which are delineated by the consolidated subsidiaries of Berkshire Hills Bancorp, Inc.  Banking includes the activities of the Bank and its subsidiaries, which provide retail and commercial banking, along with wealth management and investment services.  Insurance includes the activities of Berkshire Insurance Group (BIG), which provides retail and commercial insurance services.  The only other consolidated financial activity of the Company is the Parent, which consists of the transactions of Berkshire Hills Bancorp, Inc. Management fees for corporate services provided by the Bank to BIG and the Parent are eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s operating segments is as follows:

					Total
(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2014
Net interest income	$182,221	$—	$8,470	$(12,000)	$178,691
Provision for loan losses	14,968	—	—	—	14,968
Non-interest income	37,406	10,364	25,230	(25,230)	47,770
Non-interest expense	155,642	8,058	2,286	—	165,986
Income before income taxes	49,017	2,306	31,414	(37,230)	45,507
Income tax expense (benefit)	13,085	1,008	(2,330)	—	11,763
Net income	$35,932	$1,298	$33,744	$(37,230)	$33,744

Average assets (in millions)	$6,149	$27	$27	$(31)	$6,171

(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2013
Net interest income	$172,634	$—	$25,618	$(29,500)	$168,752
Provision for loan losses	11,378	—	—	—	11,378
Non-interest income	48,238	9,994	15,414	(15,414)	58,232
Non-interest expense	146,944	8,069	2,346	—	157,359
Income before income taxes	62,550	1,925	38,686	(44,914)	58,247
Income tax expense (benefit)	18,802	759	(2,457)	—	17,104
Net income	$43,748	$1,166	$41,143	$(44,914)	$41,143

Average assets (in millions)	$5,279	$27	$741	$(741)	$5,307

(In thousands)	Banking	Insurance	Parent	Eliminations	Consolidated
Year ended December 31, 2012
Net interest income	$145,167	$—	$15,221	$(17,000)	$143,388
Provision for loan losses	9,590	—	—	—	9,590
Non-interest income	43,330	10,726	19,678	(19,678)	54,056
Non-interest expense	128,366	8,452	3,988	—	140,806
Income before income taxes	50,541	2,274	30,911	(36,678)	47,048
Income tax expense (benefit)	14,597	903	(2,277)	—	13,223
Net income from continuing operations	35,944	1,371	33,188	(36,678)	33,825
Loss from discontinued operations before income taxes (including gain on disposal of $63)	(261)	—	—	—	(261)
Income tax benefit	376	—	—	—	376
Net loss from discontinued operations	(637)	—	—	—	(637)
Net income	$35,307	$1,371	$33,188	$(36,678)	$33,188

Average assets (in millions)	$5,006	$30	$559	$(392)	$5,203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.                                       CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows. Investment in subsidiaries at December 31, 2014 includes $35 million of intercompany subordinated notes.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2014	2013
Assets

Cash due from Berkshire Bank	$30,533	$40,154
Investment in subsidiaries	736,908	698,943
Other assets	43,023	41,489
Total assets	$810,464	$780,586

Liabilities and Stockholders’ Equity

Short term debt	$10,000	$10,000
Subordinated notes	89,748	89,680
Accrued expenses	1,429	2,844
Stockholders’ equity	709,287	678,062
Total liabilities and stockholders’ equity	$810,464	$780,586

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2014	2013	2012

Income:
Dividends from subsidiaries	$12,000	$29,500	$17,000
Other	2,317	2,317	481
Total income	14,317	31,817	17,481
Interest expense	5,847	6,199	2,260
Operating expenses	2,286	2,346	3,988
Total expense	8,133	8,545	6,248
Income before income taxes and equity in undistributed income of subsidiaries	6,184	23,272	11,233
Income tax benefit	(2,330)	(2,457)	(2,277)
Income before equity in undistributed income of subsidiaries	8,514	25,729	13,510
Equity in undistributed income of subsidiaries	25,230	15,414	19,678

Net income	$33,744	$41,143	$33,188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2014	2013	2012

Cash flows from operating activities:
Net income	$33,744	$41,143	$33,188
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed income of subsidiaries	(25,230)	(15,414)	(19,678)
Other, net	3,247	763	1,897
Net cash provided by operating activities	11,761	26,492	15,407

Cash flows from investing activities:
Acquisitions, net of cash paid	—	—	(64,230)
Purchase of securities	—	(770)	—
Other, net	—	588	1,000
Net cash (used) provided by investing activities	—	(182)	(63,230)

Cash flows from financing activities:
Proceeed from issuance of short term debt	—	—	10,000
Proceeed from issuance of long term debt	—	—	74,153
Net proceeds from common stock	—	3,045	—
Net proceeds from reissuance of treasury stock	1,064	—	3,044
Payment to repurchase common stock	(2,468)	(12,249)
Common stock cash dividends paid	(18,075)	(18,118)	(15,634)
Other, net	(1,903)	1,513	—
Net cash provided (used) by financing activities	(21,382)	(25,809)	71,563

Net change in cash and cash equivalents	(9,621)	501	23,740

Cash and cash equivalents at beginning of year	40,154	39,653	15,913

Cash and cash equivalents at end of year	$30,533	$40,154	$39,653

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.                                       QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$54,016	$52,056	$51,175	$49,795	$48,659	$54,504	$49,697	$50,881
Interest expense	7,369	7,107	6,846	7,029	8,817	8,635	8,593	8,944
Net interest income	46,647	44,949	44,329	42,766	39,842	45,869	41,104	41,937
Non-interest income	14,200	14,641	14,506	4,423	15,714	12,114	15,606	14,798
Total revenue	60,847	59,590	58,835	47,189	55,556	57,983	56,710	56,735
Provision for loan losses	3,898	3,685	3,989	3,396	3,100	3,178	2,700	2,400
Non-interest expense	41,676	39,687	39,263	45,360	37,157	42,784	37,935	39,483
Income before income taxes	15,273	16,218	15,583	(1,567)	15,299	12,021	16,075	14,852
Income tax expense	3,875	4,230	4,119	(461)	4,762	3,917	4,038	4,387
Net income from continuing operations	11,398	11,988	11,464	(1,106)	10,537	8,104	12,037	10,465
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	—
Net income	$11,398	$11,988	$11,464	$(1,106)	$10,537	$8,104	$12,037	$10,465

Basic earnings per share:
Continuing operations	$0.46	$0.48	$0.46	$(0.04)	$0.43	$0.33	$0.49	$0.42
Discontinued operations	—	—	—	—	—	—	—	—
Total basic earnings per share	$0.46	$0.48	$0.46	$(0.04)	$0.43	$0.33	$0.49	$0.42

Diluted earnings per share:
Continuing operations	$0.46	$0.48	$0.46	$(0.04)	$0.42	$0.33	$0.48	$0.42
Discontinued operations	—	—	—	—	—	—	—	—
Total diluted earnings per share	$0.46	$0.48	$0.46	$(0.04)	$0.42	$0.33	$0.48	$0.42

Weighted average shares outstanding:
Basic	24,758	24,747	24,715	24,698	24,701	24,748	24,779	24,948
Diluted	24,912	24,861	24,809	24,698	24,857	24,873	24,956	25,143

A correction was identified in 2014 for prior period interest income earned on loans acquired in bank acquisitions, which was deemed to be immaterial in relation to quarterly results.  The correction for fiscal year 2014 is included in first quarter 2014 financial results.  There has been no correction to quarterly results previously disclosed for 2013.

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

NOTE 24.                                       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three years ended 2014, 2013, and 2012, respectively:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net interest income	178,691	168,752	143,388
Provision for loan losses	14,968	11,378	9,590
Net interest income after provision for loan losses	163,723	157,374	133,798
Total non-interest income	47,770	58,232	54,056
Total non-interest expense	165,986	157,359	140,806
Income from continuing operations before income taxes	45,507	58,247	47,048
Income tax expense	11,763	17,104	13,223
Net income from continuing operations	33,744	41,143	33,825
(Loss) income from discontinued operations before income taxes (including gain on disposals $63 in 2012)	—	—	(261)
Income tax expense	—	—	376
Net (loss) income from discontinued operations	—	—	(637)
Net income	$33,744	$41,143	$33,188

NOTE 25.                                       SUBSEQUENT EVENTS

On November 3, 2014, the Company entered into a merger agreement with Hampden Bancorp, Inc. (“Hampden”), the parent company of Hampden Bank, pursuant to which Hampden will merge with and into the Company in a transaction to be accounted for as a business combination. It is expected that Hampden Bank will also merge with and into Berkshire Bank. Headquartered in Springfield, Mass., Hampden had $711 million in total assets as of December 31, 2014 (unaudited) and, through Hampden Bank, operates 10 banking offices providing a range of banking services in Western Massachusetts.

The shareholders approved the deal on March 12, 2015. Under the terms of this merger agreement, each outstanding share of Hampden common stock will be converted into the right to receive 0.81 of a share of Company common stock.

The transaction is subject to closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Hampden. The merger is currently expected to be completed in the second quarter of 2015. The Company incurred $1.5 million of merger and acquisition expenses related to the Hampden merger for the year ended December 31, 2014.

This merger agreement had no significant effect on the Company’s financial statements for the periods presented.